Form 10-K
period 1993-10-31
HEWLETT PACKARD CO
filed 1994-01-28
CIK 47217

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended October 31, 1993

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       For the Transition period from to

                         Commission File Number: 1-4423

             Exact name of registrant as specified in its charter:

                            HEWLETT-PACKARD COMPANY
     STATE OR OTHER JURISDICTION OF                   IRS EMPLOYER
     INCORPORATION OR ORGANIZATION:               IDENTIFICATION NO.:
               California                              94-1081436
                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                3000 Hanover Street, Palo Alto, California 94304
                                 TELEPHONE NO.:
                                 (415) 857-1501

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                              NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                  ON WHICH REGISTERED

             Common Stock,                New York Stock Exchange, Inc.
              par value $1                    London Stock Exchange
               per share                          Paris Bourse
                                              Tokyo Stock Exchange
                                     German (Frankfurt and Stuttgart) Stock
                                                    Exchange
                                   Swiss (Zurich, Basel, Geneva and Lausanne)
                                                 Stock Exchange
                                          Pacific Stock Exchange, Inc.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's common stock held by nonaffiliates as of December 27, 1993 was $14,839,273,031.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 27, 1993: 253,091,591 shares of $1 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT DESCRIPTION                       10-K PART
                          --------------------                       ---------
      Pages 23-45 and 48 and the inside back cover (excluding order data) of the Registrant's 1993 Annual Report to Shareholders  I, II, IV
      Pages 2-17 and 23-24 of the Registrant's Notice of Annual
       Meeting of Shareholders and Proxy Statement dated January
       20, 1994                                                         III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

PRODUCTS AND SERVICES

  Hewlett-Packard Company was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard.

  Hewlett-Packard Company, together with its consolidated subsidiaries (the "Company"), is engaged worldwide in the design, manufacture and service of electronic equipment and systems for measurement, computation and communications. The Company offers a wide variety of systems and standalone products, including electronic test equipment, computer systems and peripheral products, medical electronic equipment, calculators and other personal information products, solid state components and instrumentation for chemical analysis. These products are used in industry, business, engineering, science, education and medicine. A summary of the Company's net revenue as contributed by its major classes of products and services is found on page 44 of the Company's 1993 Annual Report to Shareholders, which page (excluding order data) is incorporated herein by reference.

  The Company's computers, computer systems, personal information products, personal peripheral products and other peripherals are used in a variety of applications, including scientific and engineering computation and analysis, instrument control and business information management. The Company's core computing products and technologies include its PA-RISC architecture for systems and workstations and software infrastructure for open systems. The Company's general-purpose computers and computer systems include scalable families of systems and servers for use in small workgroups, larger departments and entire data centers. Key products include the HP 9000 series, which runs HP-UX, HP's implementation of the UNIX(R)(/1/) operating system, and comprises both workstations with powerful computational and graphics capabilities and multiuser computers for both technical and commercial applications; and the HP Vectra series of IBM-compatible personal computers for use in business, engineering, manufacturing and chemical analysis. The Company offers software programming services, network services, distributed system services and data management services. Customers of the Company's computers, computer systems and software infrastructure products include original equipment manufacturers, dealers and value-added resellers, as well as end users for a variety of applications.

  In the field of computing during fiscal 1993, the Company expanded its Corporate Business Systems product line, a family of multiuser systems and servers that spans products in both the HP 9000 and the HP 3000 series. Other introductions included models 715, 725 and 735 of the Series 700 family of workstations, which incorporates the Company's PA-RISC architecture; the HP ENVIZEX family of X stations; HP Vectra personal computers based on the Intel486(/2/) DX and DX2 microprocessors; and a series of HP Vectra PC servers.

  Software introductions included a portfolio of new applications that expand the capabilities of HP OpenView, the Company's network- and systems-management platform; Release 2.0 of Dashboard for Windows, an upgrade of the Company's push-button utility panel for Windows; and Earth Data System, developed jointly by the Company and Ellery Systems Inc., which facilitates global environmental research.

  The Company's peripheral products include a variety of system and desktop printers, such as the HP LaserJet family; the HP DeskJet family, which is based on the Company's thermal inkjet technology; a family of graphic plotters and page scanners; video display terminals; disk (magnetic and optical) and tape drives and related autochangers. In fiscal 1993 the Company introduced the HP LaserJet 4Si and 4Si/MX printers, which are 600-dots-per-inch laser printers that can work concurrently with PCs, Macintosh computers, UNIX system-based workstations and multiple networks; the HP 4L and 4ML printers, the Company's
- --------
(/1/)UNIX is a registered trademark of UNIX System Laboratories Inc. in the
   U.S.A. and other countries.
(/2/)Intel486 is a U.S. trademark of Intel Corp.

lowest-priced HP LaserJet printers for individual users; the HP DeskJet 1200C and 1200C/PS color printers, which offer laser-printer speed and functionality; and the HP DeskJet 310 and 310M portable printers. Other fiscal 1993 introductions included the HP Kittyhawk Personal Storage Module II, a 1.3-inch disk drive that stores 42.8 megabytes of text, and the HP FAX-900 and 950, both plain-paper fax machines based on the Company's thermal inkjet technology.

  The Company also produces measurement systems for use in electronics, medicine and analytical chemistry. Test and measurement instruments include voltmeters and multimeters that measure voltage, current and resistance; counters that measure the frequency of an electrical signal; oscilloscopes and logic analyzers that measure electrical changes in relation to time; signal generators that provide the electrical stimulus for the testing of systems and components; specialized communications test equipment; and atomic frequency standards, which are used in accurate time-interval and timekeeping applications. Instruments for medical applications include continuous monitoring systems for critical-care patients, medical data-management systems, fetal monitors, electrocardiographs, cardiac catheterization laboratory systems, blood gas measuring instruments, diagnostic ultrasonic imaging systems and cardiac defibrillators. Instruments for analytical applications include gas and liquid chromatographs, mass spectrometers, laboratory data systems and spectrophotometers. Key product introductions for measurement systems in fiscal 1993 included a network-monitoring system that gives telecom providers enhanced analytical and problem-solving capabilities; and the HP 3D Capillary Electrophoresis system, which offers bioscientists leading-edge separation capabilities.

  The Company continues to demonstrate its ability to combine measurement and computation. The Company's Unified Laboratory strategy is designed to improve a user's productivity by allowing computers in the analytical laboratory to serve as adjuncts to analytical instrumentation while broadening the user's ability to communicate with other parts of the organization. The Office of the Chemist is a subset of the Unified Laboratory in which an office-based workstation or PC, with business software such as spreadsheets, is combined with analytical equipment and data to allow a chemist to work more efficiently. The Company's Clinical Information System combines patient data from monitoring instruments with other information to assist nurses in providing health care.

  The Company also manufactures electronic component products consisting principally of microwave semiconductor, fiber-optic and optoelectronic devices (including light-emitting diodes). The products primarily are sold to other manufacturers for incorporation into their electronic products but also are used in many of the Company's products. In fiscal 1993 the Company introduced fiber-optic transceivers that reduce the costs of high-speed, multimedia networks; and a greenish-yellow, high-brightness light-emitting diode designed for use in highway signs, traffic signals and illuminated displays. During 1993 the Company's acquisition of BT&D Technologies, Ltd., a joint venture between British Telecommunications plc and DuPont, helped round out the Company's offering of components for the communications market. BT&D's products include fiber optic couplers, transmitters and receivers that go directly into the communications network for very high-speed, long-wavelength, laser-driven voice and data applications.

  The Company provides service for its equipment, systems and peripherals, including support and maintenance services, parts and supplies for design and manufacturing systems, office and information systems, general-purpose instruments, computers and computer systems, peripherals and network products. During fiscal 1993, the Company derived 24 percent of its net revenue from such services.

  The Company strives, in all its businesses, to promote industry standards that recognize customer preferences for open systems in which different vendors' products can work together. The Company often bases its product innovations on such standards and seeks to make its technology innovations into industry standards through licensing to other companies and standards-setting groups. For example, during fiscal 1993 the Company worked to make its serial infrared technology and its standard instrument control library into industry standards.

MARKETING

  Customers. The Company has approximately 600 sales and support offices and distributorships in 110 countries. Sales are made to industrial and commercial customers, educational and scientific institutions, healthcare providers (including individual doctors, hospitals, clinics and research laboratories) and, in the case of its calculators and other personal information products, computer peripherals and PCs, to individuals for personal use.

  Sales Organization. More than half of the Company's orders are derived through value-added resale channels, including dealers and original equipment manufacturers. The remaining product revenue results from the efforts of its own sales organization selling to end users. In fiscal 1993 a higher proportion of the Company's net revenue than in fiscal 1992 was generated from products such as personal peripherals, which are primarily sold through dealers and other value-added resellers. Sales operations are supported by approximately 35,000 individuals, including field service engineers, sales representatives, service personnel and administrative support staff.

  International. The Company's total orders originating outside of the United States as a percentage of total Company orders were approximately 54 percent in fiscal 1993, 55 percent in fiscal 1992 and 56 percent in fiscal 1991. The majority of these international orders were from customers other than foreign governments. Approximately two-thirds of the Company's international orders in each of the last three fiscal years were derived from Europe, with most of the balance coming from Japan, other countries in Asia Pacific, Latin America and Canada.

  Most of the Company's sales in international markets are made by foreign sales subsidiaries. In countries with low sales volume, sales are made through various representative and distributorship arrangements. Certain sales in international markets, however, are made directly by the parent Company from the United States.

  The Company believes that its overall net profit margins on international sales are comparable to those obtained on sales made in the United States. The Company's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates, import and export controls and the economic, political and regulatory policies of foreign governments. The Company believes that its international diversification provides stability to its worldwide operations and reduces the impact on the Company of adverse economic changes in any single country. A summary of the Company's net revenue, earnings from operations and identifiable assets by geographic area is found on page 42 of the Company's Annual Report to Shareholders, which page is incorporated herein by reference.

COMPETITION

  The Company encounters aggressive competition in all areas of its business activity. Its competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. The Company's reputation, the ease of use of its products and the ready availability of customer training are also important competitive factors.

  The computer market is characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. While the absence of reliable statistics makes it difficult to state the Company's relative position, the Company believes that it is the second-largest U.S.-based manufacturer of general-purpose computers, personal peripherals such as desktop printers, and calculators and other personal information products, all for industrial, scientific and business applications. The markets for test and measurement instruments are influenced by specialized manufacturers which often have great strength in narrow market segments. In general, however, the Company believes that it is one of the principal suppliers in these markets.

BACKLOG

  The Company believes that backlog is not a meaningful indicator of future business prospects due to the volume of products delivered from shelf inventories, the shortening of product delivery schedules, and the portion of revenue that relates to its service business. Therefore, the Company believes that backlog information is not material to an understanding of its business.

PATENTS

  The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into its products or to give the Company a competitive advantage. While the Company believes that its patents and applications have value, in general no single patent is in itself essential. The Company believes that its technological position depends primarily on the technical competence and creative ability of its research and development personnel.

MATERIALS

  The Company's manufacturing operations employ a wide variety of semiconductors, electro-mechanical components and assemblies, and raw materials such as plastic resins and sheet metal. The Company believes that the materials and supplies necessary for its manufacturing operations are presently available in the quantities required. The Company purchases materials, supplies and product sub-assemblies from a substantial number of vendors. For many of its products, the Company has existing alternate sources of supply, or such sources are readily available. A portion of the Company's manufacturing operations is dependent on the ability of significant suppliers to deliver integral sub-assemblies and components in time to meet critical manufacturing schedules. The failure of suppliers to deliver these subassemblies and components in a timely manner may adversely affect the Company's operating results until alternate sourcing could be developed. The Company believes that alternate suppliers or design solutions could be arranged within a reasonable time so that material long-term adverse impacts would be unlikely.

RESEARCH AND DEVELOPMENT

  The process of developing new high technology products is complex and uncertain and requires innovative designs that anticipate customer needs and technological trends. After the products are developed, the Company must quickly manufacture products in sufficient volumes at acceptable costs to meet demand.

  Expenditures for research and development amounted to $1.8 billion in fiscal 1993, $1.6 billion in fiscal 1992 and $1.5 billion in fiscal 1991. In fiscal 1993, research and development expenditures were 8.7 percent of net revenue. This work is Company-sponsored, except for minor research and development done in the Company's laboratories pursuant to government-sponsored projects.

ENVIRONMENT

  The operations of the Company involve the use of substances regulated under various federal, state and international laws governing the environment. It is the Company's policy to apply strict standards for environmental protection to sites inside and outside the U.S., even if not subject to regulations imposed by local governments. Liability for environmental remediation is accrued when it is considered probable and costs can be estimated. Environmental expenditures are presently not material to HP's operations or financial position.

EMPLOYEES

  The Company had approximately 96,200 employees worldwide at October 31, 1993.

ITEM 2. PROPERTIES.

  The principal executive offices of the Company are located at 3000 Hanover Street, Palo Alto, California 94304. As of October 31, 1993, the Company owned or leased a total of approximately 40.9 million square feet of space worldwide. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

  The Company's plants are equipped with machinery, most of which is owned by the Company and is in part developed by it to meet the special requirements for manufacturing precision electronic instruments and systems. At the end of fiscal year 1993 the Company was productively utilizing the vast majority of the space in its facilities, while actively disposing of space determined to be excess.

  The Company anticipates that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment amounted to $1.4 billion in fiscal 1993, $1.0 billion in fiscal 1992 and $862 million in fiscal 1991.

  The locations of the Company's major sales, marketing, product development and manufacturing facilities are listed on page 48 of the Company's 1993 Annual Report to Shareholders, which page is incorporated herein by reference.

  As of October 31, 1993, the Company's marketing operations occupied approximately 11 million square feet, of which 3.9 million square feet are located within the United States. The Company owns 56% of the space used for marketing activities and leases the remaining 44%.

  The Company's manufacturing plants, research and development facilities and warehouse and administrative facilities occupied 29.9 million square feet, of which 22.8 million square feet are located within the United States. The Company owns 79% of its manufacturing, research and development, warehouse and administrative space and leases the remaining 21%. None of the property owned by the Company is held subject to any major encumbrances.

ITEM 3. LEGAL PROCEEDINGS.

  There are presently pending no legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

  The Company is a party to, or otherwise involved in, proceedings brought by federal or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA. The Company is also conducting environmental investigation or remediation at several of its current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies.

  Liability for environmental remediation is accrued when it is considered probable and costs can be estimated. Environmental expenditures are presently not material to HP's operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  Information regarding the market prices of the Company's common stock and the markets for that stock may be found on pages 45 and the inside back cover, respectively, of the Company's 1993 Annual Report to Shareholders. The number of shareholders and information concerning the Company's current dividend rate are set forth in the section entitled "Common Stock, Dividend Policy" found on the inside back cover of that report. Additional information concerning dividends may be found on pages 23, 30, 31 and 45 of the Company's 1993 Annual Report to Shareholders. Such pages (excluding order data) are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the Company is set forth on page 23 of the Company's 1993 Annual Report to Shareholders, which page (excluding order data) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  A discussion of the Company's financial condition, changes in financial condition and results of operations appears in the "Financial Review" found on pages 25-27 and 29 of the Company's 1993 Annual Report to Shareholders. Such pages are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of the Company, together with the report thereon of Price Waterhouse, independent accountants, and the unaudited "Quarterly Summary" are set forth on pages 24, 28, 30-43 and 45 of the Company's 1993 Annual Report to Shareholders, which pages (excluding order data) are incorporated herein by reference.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

  With the exception of the information incorporated by reference in Parts I, II and IV of this Form 10-K, the Company's 1993 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors of the Company is set forth under "Election of Directors" on pages 4-11 of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement, dated January 20, 1994 (the "Notice and Proxy Statement"), which pages are incorporated herein by reference.

  The names of the executive officers of the Company, their ages, titles and biographies as of December 27, 1993, are set forth below. All officers are elected for a one-year term.

EXECUTIVE OFFICERS:

JAMES L. ARTHUR; AGE 59; SENIOR VICE PRESIDENT AND GENERAL MANAGER, WORLDWIDE
 CUSTOMER SUPPORT OPERATIONS.

  Mr. Arthur assumed his current position as General Manager of the Company's Worldwide Customer Support Operations in 1989. He served as Director of the U.S. Field Operations from 1984 to 1989. He became a Vice President of the Company in 1982 and a Senior Vice President in 1987.

EDWARD W. BARNHOLT; AGE 50; SENIOR VICE PRESIDENT AND GENERAL MANAGER, TEST AND
 MEASUREMENT ORGANIZATION.

  Mr. Barnholt was elected a Senior Vice President in 1993. He became Vice President and General Manager, Test and Measurement Organization, with responsibility for the Company's Electronic Instrument and Microwave and Communications Groups, along with the Communications Test Business Unit, in 1990. Prior to 1990, he had been General Manager of the Electronic Instrument Group since 1984. Mr. Barnholt was elected a Vice President of the Company in 1988.

RICHARD E. BELLUZZO; AGE 40; VICE PRESIDENT AND GENERAL MANAGER, COMPUTER PRODUCTS ORGANIZATION.

  Mr. Belluzzo was named General Manager of the Computer Products Organization in 1993. Earlier in 1993 he became General Manager of the newly formed Hardcopy Products Group. He was elected a Vice President in 1992. He was named operations manager for the Boise Printer Operation when it was formed in 1987 and became General Manager of that operation when it became a division in 1988.

ALAN D. BICKELL; AGE 57; SENIOR VICE PRESIDENT AND MANAGING DIRECTOR, GEOGRAPHIC OPERATIONS.

  Mr. Bickell was elected a Vice President in 1984. He was Managing Director of Intercontinental Operations from 1974 until 1992, when he was elected to his current position.

JOEL S. BIRNBAUM; AGE 56; SENIOR VICE PRESIDENT, RESEARCH AND DEVELOPMENT.

  Mr. Birnbaum was elected a Senior Vice President in 1993. He became Vice President, Research and Development and Director, HP Laboratories in September 1991. Additionally, he served as General Manager, Information Architecture Group from 1988 until 1991 and General Manager, Information Technology Group from 1986 to 1988. He was elected a Vice President in 1984. He is a director of Corporation for National Research Infrastructure.

S.T. JACK BRIGHAM III; AGE 54; VICE PRESIDENT, CORPORATE AFFAIRS AND GENERAL COUNSEL.

  Mr. Brigham was elected a Vice President in 1982 and became Vice President, Corporate Affairs in 1992. He has served as General Counsel since 1976.

DOUGLAS K. CARNAHAN; AGE 52; VICE PRESIDENT AND GENERAL MANAGER, MEASUREMENT SYSTEMS ORGANIZATION.

  Mr. Carnahan was elected a Vice President in 1992. He was General Manager of the Publishing Products Business Unit from 1988 to 1991, when he was promoted to General Manager of the Printing Systems Group. In June 1993 he was named General Manager of Component Products, and in October 1993 he assumed his current post as General Manager of the Measurement Systems Organization.

RAYMOND W. COOKINGHAM; AGE 50; VICE PRESIDENT AND CONTROLLER.

  Mr. Cookingham was elected a Vice President in 1993. In 1984, he was named controller for the Company's product groups and was promoted to Controller of the Company in 1986.

F. E. (PETE) PETERSON; AGE 52; VICE PRESIDENT, PERSONNEL.

  Mr. Peterson was elected to his current position in 1992. In 1985, he was named Corporate Personnel Operations Manager with responsibility for integrating personnel policies and programs with the worldwide business strategies of the Company. In 1990, he assumed additional responsibility as Director of Corporate Personnel.

LEWIS E. PLATT; AGE 52; CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE
 OFFICER, AND CHAIRMAN OF THE EXECUTIVE COMMITTEE.

  Mr. Platt has served as a director of the Company, President and Chief Executive Officer since November 1, 1992. The Board elected Mr. Platt to succeed David Packard as Chairman on September 17, 1993. He was an Executive Vice President from 1987 to 1992. Mr. Platt held a number of management positions in the Company prior to becoming its President, including managing the Computer Systems Organization from 1990 to 1992 and the Computer Products Sector from 1988 to 1990. He is a director of Molex Inc. He also serves on the Cornell University Council and the Wharton School Board of Overseers.

WILLEM P. ROELANDTS; AGE 48; SENIOR VICE PRESIDENT AND GENERAL MANAGER, COMPUTER SYSTEMS ORGANIZATION.

  Mr. Roelandts was elected a Senior Vice President in 1993. He served as General Manager of the Computer Systems Group from 1988 until he became General Manager of the Networked Systems Group in the Computer Systems Organization in 1990. He was elected a Vice President and General Manager, Computer Systems Organization in 1992.

ROBERT P. WAYMAN; AGE 48; EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL OFFICER.

  Mr. Wayman was elected a director of the Company effective December 1, 1993. He has been an Executive Vice President since 1992, at which time he assumed responsibility for administration. He has held a number of financial management positions in the Company and was elected a Vice President and Chief Financial Officer in 1984. He serves as a member of the Board of the Private Sector Council and of the Kellogg Advisory Board, Northwestern University.

  Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth on page 11 of the Notice and Proxy Statement, which page is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding the Company's compensation of its executive officers is set forth on pages 12-17 and 23 of the Notice and Proxy Statement, which pages are incorporated herein by reference. Information regarding the Company's compensation of its directors is set forth on pages 2-4 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is set forth on pages 8-11 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding transactions with the Company's executive officers and directors is set forth on pages 23-24 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

  1. Financial Statements:

                                                                     PAGE IN
                                                                  ANNUAL REPORT
                                                                       TO
                                                                  SHAREHOLDERS*
                                                                  -------------
      Report of Independent Accountants..........................        43
      Consolidated Statement of Earnings for the three years
       ended October 31, 1993....................................        24
      Consolidated Balance Sheet at October 31, 1993 and 1992....        28
      Consolidated Statement of Cash Flows for the three years
       ended October 31, 1993....................................        30
      Consolidated Statement of Shareholders' Equity for the
       three years ended October 31, 1993........................        31
      Notes to Consolidated Financial Statements.................     32-42

- --------
  *Incorporated by reference from the indicated pages of the 1993 Annual
     Report to Shareholders.

  2. Financial Statement Schedules:

  Report of Independent Accountants on Financial Statement Schedules.

                       Amounts Receivable from Directors, Officers and
      Schedule II --   Employees
      Schedule V  --   Property, Plant and Equipment
      Schedule VI --   Accumulated Depreciation and Amortization of Property,
                       Plant and Equipment
      Schedule IX --   Short-Term Borrowings
      Schedule X  --   Supplementary Income Statement Information

  The financial statement schedules should be read in conjunction with the financial statements in the 1993 Annual Report to Shareholders. Schedules not included in these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  3. Exhibits:

      1-2.     Not applicable.
      3(a).    Registrant's Amended Articles of Incorporation, which appear as
               Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the
               fiscal year ended October 31, 1988, which Exhibit is
               incorporated herein by reference.
      3(b).    Registrant's Amended By-Laws, which appear as Exhibit 3(b) to
               Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, which Exhibit is incorporated herein by reference.
      4.       None.
      5-8.     Not applicable.
      9.       None.
     10(a).    Registrant's 1979 Incentive Stock Option Plan, which appears as
               Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the
               fiscal year ended October 31, 1983, which Exhibit is
               incorporated herein by reference.*
     10(b).    Registrant's 1979 Incentive Stock Option Plan Agreements, which appear as Exhibit 10(b) to Registrant's Annual Report on Form
               10-K for the fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.*
     10(c).    Letter dated September 24, 1984 to optionees advising them of amendment to 1979 Incentive Stock Option Plan Agreement (Exhibit
               10(b) above), which appears as Exhibit 10(c) to Registrant's
               Annual Report on Form 10-K for the fiscal year ended October 31,
               1984, which Exhibit is incorporated herein by reference.*
     10(d).    Registrant's 1983 Officers Early Retirement Plan, amended and restated as of January 1, 1990 which appears as Exhibit 10(d) to
               Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.*
     10(e).    Registrant's 1985 Incentive Compensation Plan, which appears as
               Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the
               fiscal year ended October 31, 1984, which Exhibit is
               incorporated herein by reference.*
     10(f).    Registrant's 1985 Incentive Compensation Plan Stock Option
               Agreements, which appear as Exhibit 10(f) to Registrant's Annual
               Report on Form 10-K for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
     10(g).    Registrant's Excess Benefit Retirement Plan, amended and
               restated as of November 1, 1989, which appears as Exhibit 10(g)
               to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.*
     10(h).    Registrant's 1985 Incentive Compensation Plan restricted stock agreements, which appear as Exhibit 10(h) to Registrant's Annual
               Report on Form 10-K for the fiscal year ended October 31, 1985, which Exhibit is incorporated herein by reference.*
     10(i).    Registrant's 1987 Director Option Plan, which appears as
               Appendix A to Registrant's Proxy Statement dated January 16,
               1987, which Appendix is incorporated herein by reference.*
     10(j).    Registrant's 1989 Independent Director Deferred Compensation
               Program, which appears as Exhibit 10(j) to Registrant's Annual
               Report on Form 10-K for the fiscal year ended October 31, 1989, which Exhibit is incorporated herein by reference.*
     10(k).    Registrant's 1990 Incentive Stock Plan, which appears as
               Appendix A to Registrant's Proxy Statement dated January 11,
               1990, which Appendix is incorporated herein by reference.*

     10(l).    Registrant's 1990 Incentive Stock Plan stock option and
               restricted stock agreements, which appear as Exhibit 10(l) to
               Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.*
     10(m).    Resolution dated July 17, 1991 adopting amendment to
               Registrant's 1979 Incentive Stock Option Plan, which appears as
               Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the
               fiscal year ended October 31, 1991, which Exhibit is
               incorporated herein by reference.*
     10(n).    Resolution dated July 17, 1991 adopting amendment to
               Registrant's 1985 Incentive Compensation Plan, which appears as
               Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the
               fiscal year ended October 31, 1991, which Exhibit is
               incorporated herein by reference.*
     10(o).    Resolution dated July 17, 1991 adopting amendment to
               Registrant's 1987 Director Option Plan, which appears as Exhibit
               10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
     10(p).    Resolution dated July 17, 1991 adopting amendment to
               Registrant's 1990 Incentive Stock Plan, which appears as Exhibit
               10(p) to Registrant's Annual Report on Form
               10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
     11-12.    None.
     13.       Pages 23-45 and 48 and the inside back cover (excluding order data) of Registrant's 1993 Annual Report to Shareholders.
     14-17.    Not applicable.
     18.       None.
     19-20.    Not applicable.
     21.       Subsidiaries of Registrant as of January 20, 1994.
     22.       None.
     23.       Consent of Independent Accountants.
     24.       Powers of Attorney. Contained in page 11 of this Annual Report on Form 10-K and incorporated herein by reference.
     25-26.    Not applicable.
     27.       Not applicable.
     28.       None.
     99.       1993 Employee Stock Purchase Plan Annual Report on Form 11-K.

- --------
  *Indicates management contract or compensatory plan or arrangement.

  Exhibit numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.

  (b) Reports on Form 8-K

  None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HEWLETT-PACKARD COMPANY

                                                     D. CRAIG NORDLUND
Date: January 28, 1994                    By: _________________________________
                                                     D. CRAIG NORDLUND
                                               ASSOCIATE GENERAL COUNSEL AND
                                                         SECRETARY

                               POWER OF ATTORNEY

  Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints D. Craig Nordlund and Ann O. Baskins, or either of them, his attorneys-in-fact, for him in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       RAYMOND W. COOKINGHAM
- ------------------------------------
       RAYMOND W. COOKINGHAM         Vice President and Corporate
                                      Controller (Principal
                                      Accounting Officer)           January 19, 1994
         THOMAS E. EVERHART
- ------------------------------------
         THOMAS E. EVERHART          Director                       January 19, 1994
            JOHN B. FERY
- ------------------------------------
            JOHN B. FERY             Director                       January 17, 1994
         JEAN-PAUL G. GIMON
- ------------------------------------
         JEAN-PAUL G. GIMON          Director                       January 19, 1994
        RICHARD A. HACKBORN
- ------------------------------------
        RICHARD A. HACKBORN          Director                       January 25, 1994
          HAROLD J. HAYNES
- ------------------------------------
          HAROLD J. HAYNES           Director                       January 19, 1994
         WALTER B. HEWLETT
- ------------------------------------
         WALTER B. HEWLETT           Director                       January 20, 1994
       SHIRLEY M. HUFSTEDLER
- ------------------------------------
       SHIRLEY M. HUFSTEDLER         Director                       January 24, 1994


- ------------------------------------
       GEORGE A. KEYWORTH II         Director
        PAUL F. MILLER, JR.
- ------------------------------------
        PAUL F. MILLER, JR.          Director                       January 19, 1994
            SUSAN P. ORR
- ------------------------------------
            SUSAN P. ORR             Director                       January 19, 1994
          DAVID W. PACKARD
- ------------------------------------
          DAVID W. PACKARD           Director                       January 19, 1994
         DONALD E. PETERSEN
- ------------------------------------
         DONALD E. PETERSEN          Director                       January 19, 1994
           LEWIS E. PLATT
- ------------------------------------
           LEWIS E. PLATT            Chairman, President, Chief
                                      Executive Officer, and
                                      Chairman of the Executive
                                      Committee (Principal
                                      Executive Officer)            January 19, 1994
          HICKS B. WALDRON
- ------------------------------------
          HICKS B. WALDRON           Director                       January 19, 1994
          ROBERT P. WAYMAN
- ------------------------------------
          ROBERT P. WAYMAN           Executive Vice President,
                                      Finance and Administration
                                      and Director (Chief
                                      Financial Officer)            January 26, 1994

- ------------------------------------
            T. A. WILSON             Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                         FINANCIAL STATEMENT SCHEDULES

To the Shareholders and the Board of Directors of Hewlett-Packard Company

  Our audits of the consolidated financial statements referred to in our report dated November 22, 1993 appearing on page 43 of the 1993 Annual Report to Shareholders of Hewlett-Packard Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a)2 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statments.

PRICE WATERHOUSE

San Francisco, California
November 22, 1993

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                               ----------------

                                  SCHEDULE II

           AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS AND EMPLOYEES
                                  (THOUSANDS)

                            BALANCE
                           RECEIVABLE                       BALANCE RECEIVABLE
                               AT                           AT CLOSE OF PERIOD
                           BEGINNING                        -------------------
                           OF PERIOD  ADDITIONS COLLECTIONS CURRENT NON-CURRENT
                           ---------- --------- ----------- ------- -----------
Year ended October 31,
 1993:
  Amounts receivable from
   officers(a)............   $  205     $261      $  205     $261      $--
  Amounts receivable from
   employees(b)...........      140      118         155      --        103
                             ------     ----      ------     ----      ----
                             $  345     $379      $  360     $261      $103
                             ======     ====      ======     ====      ====
Year ended October 31,
 1992:
  Amounts receivable from
   officers(c)............   $  --      $205      $  --      $205      $--
  Amounts receivable from
   employees(d)...........      130      140         130      140       --
                             ------     ----      ------     ----      ----
                             $  130     $345      $  130     $345      $--
                             ======     ====      ======     ====      ====
Year ended October 31,
 1991:
  Amounts receivable from
   officers(e)............   $1,030     $--       $1,030     $--       $--
  Amounts receivable from
   employees(f)...........    1,600      --        1,470      130       --
                             ------     ----      ------     ----      ----
                             $2,630     $--       $2,500     $130      $--
                             ======     ====      ======     ====      ====

- --------
(a) The year-end balance represents loans granted to two officers of the Company. The loan amounts are $150,000 and $111,000. Both loans carry an interest rate of 4.03% and mature in 1994.
(b) The year-end balance represents a U.S. housing loan granted to one employee, who is not an officer or director of the Company. The loan carries an interest rate of 3.69% and matures in 1998.
(c) The year-end balance represents a loan granted to one officer of the Company. The loan carried an interest rate of 4.6% and matured in 1993.
(d) The year-end balance represents a U.S. housing loan granted to one employee, who was not an officer or director of the Company. The loan carried an interest rate of 0% and matured in 1993.
(e) During the year ended October 31, 1991, all U.S. housing loans to officers were repaid.
(f) The year-end balance represents a U.S. housing loan granted to one employee, who was not an officer or director of the Company. The loan carried an interest rate of 0% and matured in 1992.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                               ----------------

                                   SCHEDULE V

                         PROPERTY, PLANT AND EQUIPMENT
                                   (MILLIONS)

                         BALANCE AT                           TRANSFERS    BALANCE AT
                         BEGINNING  ADDITIONS  RETIREMENTS     BETWEEN      CLOSE OF
     CLASSIFICATION      OF PERIOD  AT COST(a)  OR SALES   CLASSIFICATIONS   PERIOD
     --------------      ---------- ---------- ----------- --------------- ----------
Year ended October 31,
 1993:
  Land..................   $  402     $  114      $  2          $--          $  514
  Buildings and lease-
   hold improvements....    2,994        319        60             1          3,254
  Machinery and equip-
   ment.................    3,196      1,056       492            (1)         3,759
                           ------     ------      ----          ----         ------
                           $6,592     $1,489      $554          $--          $7,527
                           ======     ======      ====          ====         ======
Year ended October 31,
 1992:
  Land..................   $  390     $   16      $  4          $--          $  402
  Buildings and lease-
   hold improvements....    2,779        260        45           --           2,994
  Machinery and equip-
   ment.................    2,792        807       403           --           3,196
                           ------     ------      ----          ----         ------
                           $5,961     $1,083      $452          $--          $6,592
                           ======     ======      ====          ====         ======
Year ended October 31,
 1991:
  Land..................   $  385     $    7      $  2          $--          $  390
  Buildings and lease-
   hold improvements....    2,567        243        29            (2)         2,779
  Machinery and equip-
   ment.................    2,613        612       435             2          2,792
                           ------     ------      ----          ----         ------
                           $5,565     $  862      $466          $--          $5,961
                           ======     ======      ====          ====         ======

- --------
(a) Included in "Additions at Cost" for the year ended October 31, 1993 are $3 million of land, $31 million of buildings and leasehold improvements and $50 million of machinery and equipment acquired in connection with the acquisition of several companies, none of which were significant to the financial position of the Company.

   Included in "Additions at Cost" for the year ended October 31, 1992 are $2 million of land, $10 million of buildings and leasehold improvements and $39 million of machinery and equipment acquired in connection with the acquisition of Avantek, Inc., Colorado Memory Systems, Inc. and Texas Instruments Incorporated's family of commercial UNIX-system based multiuser computers and related systems.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                               ----------------

                                  SCHEDULE VI

                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                                   (MILLIONS)

                                   BALANCE AT ADDITIONS              BALANCE AT
                                   BEGINNING  CHARGED TO RETIREMENTS  CLOSE OF
          CLASSIFICATION           OF PERIOD   EXPENSE    OR SALES     PERIOD
          --------------           ---------- ---------- ----------- ----------
Year ended October 31, 1993:
  Buildings and leasehold improve-
   ments..........................   $1,081      $185       $ 33       $1,233
  Machinery and equipment.........    1,862       558        306        2,114
                                     ------      ----       ----       ------
                                     $2,943      $743       $339       $3,347
                                     ======      ====       ====       ======
Year ended October 31, 1992:
  Buildings and leasehold improve-
   ments..........................   $  963      $142       $ 24       $1,081
  Machinery and equipment.........    1,653       454        245        1,862
                                     ------      ----       ----       ------
                                     $2,616      $596       $269       $2,943
                                     ======      ====       ====       ======
Year ended October 31, 1991:
  Buildings and leasehold improve-
   ments..........................   $  834      $144       $ 15       $  963
  Machinery and equipment.........    1,530       411        288        1,653
                                     ------      ----       ----       ------
                                     $2,364      $555       $303       $2,616
                                     ======      ====       ====       ======

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                               ----------------

                                  SCHEDULE IX

                             SHORT-TERM BORROWINGS
                       (MILLIONS, EXCEPT INTEREST RATES)

                                    AT YEAR-END          DURING THE YEAR
                                  ---------------- ----------------------------
                                          WEIGHTED            AVERAGE  WEIGHTED
                                          AVERAGE   HIGHEST     OF     AVERAGE
                                          INTEREST MONTH-END MONTH-END INTEREST
 TYPE OF SHORT-TERM BORROWING(a)  BALANCE   RATE    BALANCE  BALANCES  RATE(b)
 -------------------------------  ------- -------- --------- --------- --------
1993:
  Notes payable to banks......... $  820    4.2%    $  820    $  581      5.0%
  Commercial paper............... $1,174    3.1%    $1,278    $1,155      3.2%
  Other short-term borrowings.... $  176    3.2%    $  176    $   71      3.1%
1992:
  Notes payable to banks......... $  261    7.5%    $  333    $  251      8.9%
  Commercial paper............... $  937    3.2%    $  937    $  478      3.7%
  Other short-term borrowings.... $  150    3.0%    $  435    $  251      4.1%
1991:
  Notes payable to banks......... $  264    8.7%    $  390    $  285     10.4%
  Commercial paper............... $  477    5.3%    $1,165    $  557      6.8%
  Other short-term borrowings.... $  436    7.0%    $  436    $  234      7.1%

- --------
(a) "Notes payable and short-term borrowings" in the Company's consolidated balance sheet includes the balances shown above and also the current portion of long-term debt, amounting to $20 million at October 31, 1993, $36 million at October 31, 1992 and $24 million at October 31, 1991.
(b) The computation of the weighted average interest rate during the year is based on month-end balances and interest rates.

                               ----------------

                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                   (MILLIONS)

                                                                 FOR THE YEARS
                                                                 ENDED OCTOBER
                                                                      31,
                                                                 --------------
                                                                 1993 1992 1991
                                                                 ---- ---- ----
Charged to costs and expenses:
  Maintenance and repairs....................................... $307 $286 $264
  Advertising costs............................................. $657 $541 $504

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                          EXHIBIT                              PAGE
  -------                         -------                          ------------
  1-2.     Not applicable.
  3(a).    Registrant's Amended Articles of Incorporation, which
           appear as Exhibit 3(a) to Registrant's Annual Report
           on Form 10-K for the fiscal year ended October 31,
           1988, which Exhibit is incorporated herein by
           reference.
  3(b).    Registrant's Amended By-Laws, which appear as Exhibit
           3(b) to Registrant's Annual Report on Form 10-K for
           the fiscal year ended October 31, 1992, which Exhibit
           is incorporated herein by reference.
  4.       None.
  5-8.     Not applicable.
  9.       None.
 10(a).    Registrant's 1979 Incentive Stock Option Plan, which
           appears as Exhibit 10(a) to Registrant's Annual
           Report on Form 10-K for the fiscal year ended October
           31, 1983, which Exhibit is incorporated herein by
           reference.*
 10(b).    Registrant's 1979 Incentive Stock Option Plan
           Agreements, which appear as Exhibit 10(b) to
           Registrant's Annual Report on Form 10-K for the
           fiscal year ended October 31, 1983, which Exhibit is
           incorporated herein by reference.*
 10(c).    Letter dated September 24, 1984 to optionees advising
           them of amendment to 1979 Incentive Stock Option Plan
           Agreement (Exhibit 10(b) above), which appears as
           Exhibit 10(c) to Registrant's Annual Report on Form
           10-K for the fiscal year ended October 31, 1984,
           which Exhibit is incorporated herein by reference.*
 10(d).    Registrant's 1983 Officers Early Retirement Plan,
           amended and restated as of January 1, 1990 which
           appears as Exhibit 10(d) to Registrant's Annual
           Report on Form 10-K for the fiscal year ended October
           31, 1990, which Exhibit is incorporated herein by
           reference.*
 10(e).    Registrant's 1985 Incentive Compensation Plan, which
           appears as Exhibit 10(e) to Registrant's Annual
           Report on Form 10-K for the fiscal year ended October
           31, 1984, which Exhibit is incorporated herein by
           reference.*
 10(f).    Registrant's 1985 Incentive Compensation Plan Stock
           Option Agreements, which appear as Exhibit 10(f) to
           Registrant's Annual Report on Form 10-K for the
           fiscal year ended October 31, 1984, which Exhibit is
           incorporated herein by reference.*
 10(g).    Registrant's Excess Benefit Retirement Plan, amended
           and restated as of November 1, 1989, which appears as
           Exhibit 10(g) to Registrant's Annual Report on Form
           10-K for the fiscal year ended October 31, 1990,
           which Exhibit is incorporated herein by reference.*
 10(h).    Registrant's 1985 Incentive Compensation Plan
           restricted stock agreements, which appear as Exhibit
           10(h) to Registrant's Annual Report on Form 10-K for
           the fiscal year ended October 31, 1985, which Exhibit
           is incorporated herein by reference.*
 10(i).    Registrant's 1987 Director Option Plan, which appears
           as Appendix A to Registrant's Proxy Statement dated
           January 16, 1987, which Appendix is incorporated
           herein by reference.*
 10(j).    Registrant's 1989 Independent Director Deferred
           Compensation Program, which appears as Exhibit 10(j)
           to Registrant's Annual Report on Form 10-K for the
           fiscal year ended October 31, 1989, which Exhibit is
           incorporated herein by reference.*

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                          EXHIBIT                              PAGE
  -------                         -------                          ------------
 10(k).    Registrant's 1990 Incentive Stock Plan, which appears
           as Appendix A to Registrant's Proxy Statement dated
           January 11, 1990, which Appendix is incorporated
           herein by reference.*
 10(l).    Registrant's 1990 Incentive Stock Plan stock option
           and restricted stock agreements, which appear as
           Exhibit 10(l) to Registrant's Annual Report on Form
           10-K for the fiscal year ended October 31, 1990,
           which Exhibit is incorporated herein by reference.*
 10(m).    Resolution dated July 17, 1991 adopting amendment to
           Registrant's 1979 Incentive Stock Option Plan, which
           appears as Exhibit 10(m) to Registrant's Annual
           Report on Form 10-K for the fiscal year ended October
           31, 1991, which Exhibit is incorporated herein by
           reference.*
 10(n).    Resolution dated July 17, 1991 adopting amendment to
           Registrant's 1985 Incentive Compensation Plan, which
           appears as Exhibit 10(n) to Registrant's Annual
           Report on Form 10-K for the fiscal year ended October
           31, 1991, which Exhibit is incorporated herein by
           reference.*
 10(o).    Resolution dated July 17, 1991 adopting amendment to
           Registrant's 1987 Director Option Plan, which appears
           as Exhibit 10(o) to Registrant's Annual Report on
           Form 10-K for the fiscal year ended October 31, 1991,
           which Exhibit is incorporated herein by reference.*
 10(p).    Resolution dated July 17, 1991 adopting amendment to
           Registrant's 1990 Incentive Stock Plan, which appears
           as Exhibit 10(p) to Registrant's Annual Report on
           Form
           10-K for the fiscal year ended October 31, 1991,
           which Exhibit is incorporated herein by reference.*
 11-12.    None.
 13.       Pages 23-45 and 48 and the inside back cover
           (excluding order data) of Registrant's 1993 Annual
           Report to Shareholders.
 14-17.    Not applicable.
 18.       None.
 19-20.    Not applicable.
 21.       Subsidiaries of Registrant as of January 20, 1994.
 22.       None.
 23.       Consent of Independent Accountants.
 24.       Powers of Attorney. Contained in page 11 of this
           Annual Report on Form 10-K and incorporated herein by
           reference.
 25-26.    Not applicable.
 27.       Not applicable.
 28.       None.
 99.       1993 Employee Stock Purchase Plan Annual Report on
           Form 11-K.

- --------
  *Indicates management contract or compensatory plan or arrangement.

  Exhibit numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.

  (b) Reports on Form 8-K

  None.