Form 10-Q
period 1994-01-31
HEWLETT PACKARD CO
filed 1994-03-16
CIK 47217

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

(Mark one)
   ___
  | X |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
               OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended January 31, 1994

                                 OR
   ___
  |   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
               OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ___________ to __________

                   Commission file number:  1-4423


                       HEWLETT-PACKARD COMPANY
        ----------------------------------------------------
       (Exact name of registrant as specified in its charter)


        California                                  94-1081436
- -------------------------------                  ------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                   Identification No.)


3000 Hanover Street, Palo Alto, California              94304
- ------------------------------------------           ----------
 (Address of principal executive offices)            (Zip Code)


  Registrant's telephone number, including area code (415) 857-1501
                                                     --------------


        ______________________________________________________
        Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes    X       No
                                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                         Outstanding at January 31, 1994
- -------------------                   -------------------------------

Common Stock, $1 par value                252.9 million shares


                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  INDEX
                                  -----





                                                               Page No.
                                                               --------
Part I.  Financial Information

   Item 1. Financial Statements

        Consolidated Condensed Balance Sheet
           January 31, 1994 and October 31, 1993                     2

        Consolidated Condensed Statement of Earnings
           Three months ended January 31, 1994 and 1993              3

        Consolidated Condensed Statement of Cash Flows
           Three months ended January 31, 1994 and 1993              4

        Notes to Consolidated Condensed Financial Statements         5

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                       6-7


Part II.  Other Information

   Item 4. Submission of Matters to a Vote of Security Holders.      8

   Item 6. Exhibits and Reports on Form 8-K                          9


Signature                                                           10

Exhibit Index                                                       11


Item 1.  Financial Statements.

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEET
                  ------------------------------------

            (Millions except par value and number of shares)


                                                  January 31   October 31
                                                     1994         1993
                                                  -----------  ----------
                   Assets                         (Unaudited)
                   ------


Current assets:
   Cash and cash equivalents                       $ 1,295       $   889
   Short-term investments                              769           755
   Accounts and notes receivable                     3,905         4,208
   Inventories:
      Finished goods                                 2,438         2,121
      Purchased parts and fabricated assemblies      1,624         1,570
   Other current assets                                727           693
                                                   -------       -------
      Total current assets                          10,758        10,236
                                                   -------       -------

Property, plant and equipment (less accumulated
 depreciation:  January 31, 1994 - $3,313;
 October 31, 1993 - $3,347)                          4,179         4,180
Long-term receivables and other assets               2,264         2,320
                                                   -------       -------
                                                   $17,201       $16,736
                                                   =======       =======


      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings         $ 2,301       $ 2,190
   Accounts payable and accruals                     2,801         2,708
   Employee compensation and benefits                  909         1,048
   Taxes on earnings                                 1,065           922
                                                   -------       -------
      Total current liabilities                      7,076         6,868
                                                   -------       -------

Long-term debt                                         671           667
Other liabilities                                      710           690


Shareholders' equity:
   Preferred stock, $1 par value (authorized:
     300,000,000 shares; issued:  none)
   Common stock and capital in excess of $1 par value
     (authorized:  600,000,000 shares; issued and
     outstanding:  252,915,000 at January 31, 1994
     and 252,713,000 at October 31, 1993)              928           937
   Retained earnings                                 7,816         7,574
                                                   -------       -------
      Total shareholders' equity                     8,744         8,511
                                                   -------       -------
                                                   $17,201       $16,736
                                                   =======       =======


The accompanying notes are an integral part of these consolidated condensed financial statements.

Certain amounts have been reclassified to conform to the 1994 presentation.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                --------------------------------------------
                                 (Unaudited)

                     (Millions except per share amounts)



                                                    Three months ended
                                                        January 31
                                                    ------------------

                                                     1994        1993
                                                     ----        ----


Net Revenue:
 Equipment                                         $4,373       $3,462
 Services                                           1,309        1,111
                                                   ------       ------
                                                    5,682        4,573
                                                   ------       ------

Costs and expenses:
 Cost of equipment sold and services                3,470        2,664
 Research and development                             466          399
 Selling, general and administrative                1,148        1,089
                                                   ------       ------
                                                    5,084        4,152
                                                   ------       ------

Earnings from operations                              598          421

Interest income and other income (expense)              3           12
Interest expense                                       34           32
                                                   ------       ------

Earnings before taxes                                 567          401
Provision for taxes                                   199          140
                                                   ------       ------
Net earnings                                       $  368       $  261
                                                   ======       ======


Net earnings per share                             $ 1.42       $ 1.03
                                                   ======       ======

Cash dividends declared per share                  $  .50       $  .40
                                                   ======       ======

Average shares used in computing net earnings
 per share                                            259          252
                                                   ======       ======


The accompanying notes are an integral part of these consolidated condensed financial statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               ----------------------------------------------
                                 (Unaudited)

                                 (Millions)

                                                       Three months ended
                                                           January 31
                                                       ------------------

                                                         1994    1993
                                                         ----    ----

Cash flows from operating activities:
   Net earnings                                        $  368  $  261
   Adjustments to reconcile net earnings to cash
     provided by operating activities:
      Depreciation and amortization                       227     187
      Deferred taxes on earnings                          (71)    (46)
      Change in assets and liabilities:
        Accounts and notes receivable                     293     129
        Inventories                                      (371)   (225)
        Accounts payable                                  (90)    (89)
        Taxes on earnings                                 141     199
        Other current assets and liabilities              (10)     42
      Other, net                                           50    (27)
                                                       ------  ------
                                                          537     431
                                                       ------  ------
Cash flows from investing activities:
   Investment in property, plant and equipment           (306)   (287)
   Disposition of property, plant and equipment           126      89
   Purchase of short-term investments                    (419)   (398)
   Maturities of short-term investments                   405     278
   Other, net                                              40       6
                                                       ------  ------
                                                         (154)   (312)
                                                       ------  ------
Cash flows from financing activities:
   Increase in notes payable and
     short-term borrowings                                105     351
   Issuance of long-term debt                              22      14
   Payment of current maturities of long-term debt        (11)   (100)
   Issuance of common stock under employee stock plans     80      73
   Repurchase of common stock                            (109)    (18)
   Dividends                                              (63)    (50)
   Other, net                                              (1)     (6)
                                                       ------  ------
                                                           23     264
                                                       ------  ------

Increase in cash and cash equivalents                     406     383
Cash and cash equivalents at beginning of period          889     641
                                                       ------  ------
Cash and cash equivalents at end of period             $1,295  $1,024
                                                       ======  ======


The accompanying notes are an integral part of these consolidated condensed financial statements.

           HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     ----------------------------------------------------
                          (Unaudited)

1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of January 31, 1994 and October 31, 1993, the results of operations for the three months ended January 31, 1994 and 1993, and cash flows for the three months ended January 31, 1994 and 1993.

     The results of operations for the three month period ended
     January 31, 1994 are not necessarily indicative of the results to be expected for the full year.

2. In fiscal 1994, net earnings per share are computed based on a method which approximates the use of a weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options. In previous years, common share equivalents were not included as their effect was considered immaterial.

3. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of tax credits and variations in the tax rates on foreign income.

4. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," the Company has classified investments as cash equivalents if the original maturity of such investments is three months or less.

     The Company paid interest of $30 million and $32 million for the three months ended January 31, 1994 and 1993, respectively. For the three months ended January 31, 1994, the Company paid income taxes of $127 million. For the same period in fiscal 1993, income tax refunds exceeded income taxes paid by $13 million. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition (Unaudited).


           HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


RESULTS OF OPERATIONS
- ---------------------

Net Revenue - Net revenue for the first three months of fiscal 1994 was $5.7 billion, an increase of 24 percent from the same period of fiscal 1993. Equipment sales increased 26 percent and service revenue grew 18 percent over the corresponding period of fiscal 1993. International net revenue grew 24 percent to $3.1 billion, while U.S. net revenue grew 25 percent to $2.6 billion.

The first quarter growth in net revenue was principally due to strong demand for the Company's personal computer and PC networking products, printer products and related supplies, workstations, multi-user UNIX systems, and optical and tape backup products.

Costs and Expenses - Cost of equipment sold and services as a percentage of net revenue was 61.1 percent for the first quarter of fiscal 1994, compared to 58.3 percent for the first quarter of fiscal 1993. This increase over fiscal 1993 was the result of continued competitive pricing pressures, an ongoing shift in revenue mix to products with higher cost of sales as a percentage of revenue and a growing proportion of sales through indirect channels. Products sold through indirect channels generally carry higher discounts, thereby increasing cost of sales as a percentage of net revenue. The Company believes that these factors are likely to continue to put some upward pressure on cost of sales.

Operating expenses as a percentage of net revenue in the first quarter of fiscal 1994 were 28.4 percent compared with 32.5 percent of net revenue for the first quarter of fiscal 1993, a decrease of 4.1 percentage points over the prior year. This decrease reflects ongoing efforts to adjust expense structures and the effects of the change in the mix of products sold as mentioned above. The level of operating expenses increased 8 percent over the first quarter of fiscal 1993 primarily due to increased research and development expenses. The increased investment in research and development reflects the Company's belief that continued success in a global marketplace requires a continuing flow of innovative, high-quality products.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 35 percent for the first quarter of both fiscal 1994 and fiscal 1993.


Net Earnings - Net earnings for the first quarter of fiscal 1994 were $368 million, or $1.42 per share on an average of 259 million shares, compared to net earnings of $261 million, or $1.03 per share, on an average of 252 million shares during the first quarter of fiscal 1993. In fiscal 1994, net earnings per share are computed based on a method which approximates the use of a weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options. In previous years, common share equivalents were not included as their effect was considered immaterial. The inclusion of these equivalents in fiscal 1994 reduced the first quarter's earnings per share by 4 cents.

FINANCIAL CONDITION

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $2.1 billion at January 31, 1994, compared with $1.5 billion at January 31, 1993. Cash flows from operations were $537 million during the first three months of fiscal 1994 compared to $431 million for the corresponding period of fiscal 1993. The increase in cash flows from operations for fiscal 1994 was primarily attributable to higher net earnings and collections of accounts and notes receivables. These factors were partially offset by increased inventory levels due to new product ramp-ups, short time-to-market introduction cycles and increased usage of retail channels, which require higher inventory levels to meet the immediate needs of retailers' customers. One of the Company's ongoing objectives is to enhance processes, with a focus on improving inventory turnover, to accommodate business changes such as shorter product life cycles and rapid product ramp-ups.

Capital expenditures for the first three months of fiscal 1994 were $306 million, compared to $287 million for the corresponding period in the previous year. The changes in investment and borrowing activities during the first three months of fiscal 1994, when compared to the same period in 1993, resulted from changes in the Company's liquidity requirements to meet short-term working capital needs.

Under the Company's stock repurchase program, shares have been purchased periodically to meet employee stock plan requirements. During the three months ended January 31, 1994, the Company repurchased and retired approximately 1.4 million shares for an aggregate price of $109 million. During the three months ended January 31, 1993, the Company repurchased and retired 288,000 shares for an aggregate price of $18 million.


                  PART II.  OTHER INFORMATION
                  ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Company's Annual Meeting of Shareholders was held on February 22, 1994.

     (c) At said Annual Meeting, shareholders voted on three matters: the election of directors, approval of amendments to the Company's Tax Saving Capital Accumulation Plan (the "TaxCAP") and the appointment of Price Waterhouse as the Company's independent accountants. The shareholders elected all members of the management slate in an uncontested election and approved amendments to the TaxCAP and the appointment of independent accountants, by the following votes, respectively. There were no broker nonvotes on any of the matters voted on at the Annual Meeting.

Directors
- ---------

  Director              Votes for       Votes Withheld/Abstentions
  --------              ---------       --------------------------

Thomas E. Everhart     212,803,415               294,728
John B. Fery           212,796,761               301,382
Jean-Paul G. Gimon     212,745,077               353,066
Richard A. Hackborn    212,775,265               322,878
Harold J. Haynes       212,728,538               369,605
Walter B. Hewlett      212,742,295               355,848
Shirley M. Hufstedler  212,767,305               330,838
George A. Keyworth II  212,798,234               299,909
Paul F. Miller, Jr.    212,801,509               296,634
Susan P. Orr           212,725,776               372,367
David W. Packard       212,723,226               374,917
Donald E. Petersen     212,791,382               306,761
Lewis E. Platt         212,761,455               336,688
Robert P. Wayman       212,753,574               344,569

Amendments
- ----------

  Votes for           Votes Against     Votes Withheld/Abstentions
  ---------           -------------     --------------------------

 211,621,522             595,454                 881,167

Accountants
- -----------

  Votes for           Votes Against     Votes Withheld/Abstentions
  ---------           -------------     --------------------------

 212,609,356             171,344                 317,443


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          A list of exhibits is set forth in the Exhibit Index found on page 11 of this report.

     (b)  Reports on Form 8-K:

          There were no reports on Form 8-K filed during the three months ended January 31, 1994.


           HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                           SIGNATURE
                           ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEWLETT-PACKARD COMPANY
                                        (Registrant)



Dated: March 16, 1994               By: /s/ Robert P. Wayman
                                        ------------------------
                                        Robert P. Wayman
                                        Executive Vice President
                                          Finance and Administration
                                          (Chief Financial Officer)