Form 10-Q
period 1994-04-30
HEWLETT PACKARD CO
filed 1994-06-14
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark one)
   ___
  | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended April 30, 1994

                                    OR
   ___
  |   |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to __________

                      Commission file number:  1-4423


                          HEWLETT-PACKARD COMPANY
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)


       California                                   94-1081436
- - -------------------------------                 ------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)


3000 Hanover Street, Palo Alto, California             94304
- - ------------------------------------------           ----------
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

                                          Yes    X       No
                                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at April 30, 1994
- - -------------------                      -----------------------------
Common Stock, $1 par value                  254.6 million shares


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   INDEX
                                   -----





                                                               Page No.
                                                               --------

Part I.  Financial Information

   Item 1. Financial Statements

         Consolidated Condensed Balance Sheet
         April 30, 1994 and October 31, 1993                       2

         Consolidated Condensed Statement of Earnings
         Three months and six months ended April 30, 1994
         and 1993                                                  3

         Consolidated Condensed Statement of Cash Flows
         Six months ended April 30, 1994 and 1993                  4

         Notes to Consolidated Condensed Financial Statements      5

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                     6-7


Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K                        8


         Signature                                                 9

         Exhibit Index                                             10


Item 1.  Financial Statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------

              (Millions except par value and number of shares)


                                                  April 30     October 31
                                                     1994         1993
                                                  -----------  ----------
                  Assets                          (Unaudited)


Current assets:
   Cash and cash equivalents                       $ 1,551       $   889
   Short-term investments                              863           755
   Accounts and notes receivable                     4,295         4,208
   Inventories:
      Finished goods                                 2,334         2,121
      Purchased parts and fabricated assemblies      1,688         1,570
   Other current assets                                702           693
                                                   -------       -------
      Total current assets                          11,433        10,236
                                                   -------       -------

Property, plant and equipment (less accumulated
 depreciation:  April 30, 1994 - $3,400;
 October 31, 1993 - $3,347)                          4,168         4,180
Long-term receivables and other assets               2,349         2,320
                                                   -------       -------
                                                   $17,950       $16,736
                                                   =======       =======


      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings         $ 2,234       $ 2,190
   Accounts payable and accruals                     2,902         2,708
   Employee compensation and benefits                1,107         1,048
   Taxes on earnings                                 1,007           922
                                                   -------       -------
      Total current liabilities                      7,250         6,868
                                                   -------       -------

Long-term debt                                         661           667
Other liabilities                                      782           690


Shareholders' equity:
   Preferred stock, $1 par value (authorized:
    300,000,000 shares; issued:  none)
   Common stock and capital in excess of $1 par value
    (authorized:  600,000,000 shares; issued and
    outstanding:  254,612,000 at April 30, 1994 and
    252,713,000 at October 31, 1993)                 1,034           937
   Retained earnings                                 8,223         7,574
                                                   -------       -------
      Total shareholders' equity                     9,257         8,511
                                                   -------       -------
                                                   $17,950       $16,736
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

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                  --------------------------------------------
                                  (Unaudited)

                      (Millions except per share amounts)


                                           Three months ended    Six months ended
                                               April 30              April 30
                                           ------------------    ----------------

                                            1994     1993     1994      1993
                                            ----     ----     ----      ----


Net revenue:
   Equipment                              $4,858   $3,875   $ 9,231   $7,337
   Services                                1,396    1,221     2,705    2,332
                                          ------   ------   -------   ------
                                           6,254    5,096    11,936    9,669
                                          ------   ------   -------   ------

Costs and expenses:
   Cost of equipment sold and services     3,890    2,997     7,360    5,661
   Research and development                  502      431       968      830
   Selling, general and administrative     1,224    1,114     2,372    2,203
                                          ------   ------   -------   ------
                                           5,616    4,542    10,700    8,694
                                          ------   ------   -------   ------

Earnings from operations                     638      554     1,236      975

Interest income and other income (expense)     6        8         9       20
Interest expense                              35       28        69       60
                                          ------   ------   -------   ------

Earnings before taxes                        609      534     1,176      935

Provision for taxes                          201      187       400      327
                                          ------   ------   -------   ------

Net earnings                              $  408   $  347   $   776   $  608
                                          ======   ======   =======   ======

Net earnings per share                    $ 1.56   $ 1.38   $  2.98   $ 2.41
                                          ======   ======   =======   ======

Cash dividends declared per share            ---      ---   $   .50   $  .40
                                          ======   ======   =======   ======

Average shares used in computing net
 earnings per share                          261       253      260      252
                                          ======   ======   =======   ======



The accompanying notes are an integral part of these consolidated condensed financial statements.


                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                  (Unaudited)

                                  (Millions)



                                                        Six months ended
                                                            April 30
                                                       ------------------
                                                         1994    1993
                                                         ----    ----


Cash flows from operating activities:
   Net earnings                                        $  776  $  608
   Adjustments to reconcile net earnings to cash
    provided by operating activities:
        Depreciation and amortization                     466     386
        Deferred taxes on earnings                        (83)   (118)
        Change in assets and liabilities:
         Accounts and notes receivable                   (101)     12
         Inventories                                     (331)   (395)
         Accounts payable                                  25       1
         Taxes on earnings                                 84     267
         Other current assets and liabilities             264      99
        Other, net                                         52      (3)
                                                       ------  ------
                                                        1,152     857
                                                       ------  ------

Cash flows from investing activities:
   Investment in property, plant and equipment           (550)   (567)
   Disposition of property, plant and equipment           189     145
   Purchase of short-term investments                  (1,058)   (667)
   Maturities of short-term investments                   950     593
   Purchase of long-term investments                      (15)    (16)
   Other, net                                              39      15
                                                       ------  ------
                                                         (445)   (497)
                                                       ------  ------

Cash flows from financing activities:
   Increase in notes payable and
    short-term borrowings                                  34     221
   Issuance of long-term debt                              31      39
   Payment of current maturities of long-term debt        (27)   (116)
   Issuance of common stock under employee stock plans    170     144
   Repurchase of common stock                            (126)    (75)
   Dividends                                             (127)   (101)
   Other, net                                             ---      (9)
                                                       ------  ------
                                                          (45)    103
                                                       ------  ------

Increase in cash and cash equivalents                     662     463
Cash and cash equivalents at beginning of period          889     641
                                                       ------  ------
Cash and cash equivalents at end of period             $1,551  $1,104
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

                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                                (Unaudited)


1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise on normal and recurring accruals) necessary to present fairly the financial position as of April 30, 1994 and October 31, 1993, the results of operations for the three months and six months ended April 30, 1994 and 1993, and the cash flows for the six months ended April 30, 1994 and 1993.

       The results of operations for the three month and six month periods ended April 30, 1994 are not necessarily indicative of the results to be expected for the full year.

2. In fiscal 1994, net earnings per share are computed based on a method which approximates the use of a weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options. In previous periods, common share equivalents were not included as their effect was considered immaterial.

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

       The Company paid interest of $65 million and $57 million for the six months ended April 30, 1994 and 1993, respectively. For the same periods, the Company paid income taxes of $398 million and $180 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Unaudited).

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


RESULTS OF OPERATIONS
- - ---------------------

Net Revenue - Net revenue for the first six months of fiscal 1994 was $11.9 billion, an increase of 23 percent from the same period of fiscal 1993. Equipment sales increased 26 percent, and service revenue grew 16 percent over the corresponding period of fiscal 1993. International net revenue grew 22 percent to $6.6 billion, while U.S. net revenue grew 26 percent to $5.3 billion.

Net revenue for the second quarter ended April 30, 1994 was $6.2 billion, an increase of 23 percent from the same period of fiscal 1993. Equipment sales increased 25 percent, and service revenue grew 14 percent over the corresponding period of fiscal 1993. International net revenue grew 20 percent to $3.5 billion, while U.S. net revenue increased by 26 percent to $2.7 billion.

The second quarter growth in net revenue was principally due to strong demand for the Company's personal computer and PC networking products, printer products and related supplies, scanner and fax products, UNIX servers and the related solutions integration consulting and professional services business, and test and measurement products.

Costs and Expenses - Cost of equipment sold and services as a percentage of net revenue was 62.2 percent for the second quarter and 61.7 percent for the first half of fiscal 1994, compared to 58.8 percent for the second quarter and 58.5
percent for the first half of fiscal 1993.   These increases over fiscal 1993
were the result of continued competitive pricing pressures, an ongoing shift in revenue mix to products with higher cost of sales as a percentage of revenue and growth in the proportion of sales made through indirect channels. The Company believes that competitive pricing pressures and the shift in revenue mix as well as smaller shifts in distribution channels are likely to continue to put upward pressure on cost of sales.

Operating expenses as a percentage of net revenue was 27.6 percent for the second quarter and 27.9 percent for the first half of fiscal 1994, compared to
30.3 percent of net revenue for the second quarter and 31.4 percent for the first half of fiscal 1993. These decreases reflect ongoing efforts to adjust expense structures and the effects of the change in the mix of products sold, as mentioned above. Operating expenses increased 12 percent for the second quarter and 10 percent for the first half of 1994 over the corresponding year-ago periods. These increases resulted primarily from increased investment in research and development, which reflects the Company's belief that success in a global marketplace requires a continuing flow of innovative, high-quality products, and from marketing activities related to the introduction of new products.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 33 percent for the second quarter and 34 percent for the first half of fiscal 1994, compared to 35 percent for both the second quarter and the first half of fiscal 1993. The rate was reduced in the second quarter bringing the percentage to 34 percent for the year-to-date, down from 35 percent for the first quarter of fiscal 1994. A combination of factors led to this adjustment, including increased levels of profitability in jurisdictions with lower tax rates and more favorable resolution of certain issues relating to U.S. tax returns filed in previous years.

Net Earnings - Net earnings for the second quarter of fiscal 1994 were $408 million, or $1.56 per share on an average of 261 million shares, compared to net earnings of $347 million, or $1.38 per share on an average of 253 million shares for the second quarter of fiscal 1993. For the six months ended April 30, 1994, net earnings were $776 million, or $2.98 per share on an average of 260 million shares, compared to net earnings of $608 million, or $2.41 per share on an average of 252 million shares for the first half of fiscal 1993. Beginning in fiscal 1994, net earnings per share are computed based on a method which approximates the use of a weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options. In previous periods, common share equivalents were not included as their effect was considered immaterial. The inclusion of these equivalents in fiscal 1994 reduced earnings per share for the three months and six months ended April 30, 1994 by 4 cents and 8 cents, respectively.


FINANCIAL CONDITION
- - -------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $2.4 billion at April 30, 1994. Cash flows from operations were $1.2 billion during the first six months of fiscal 1994 compared to $857 million for the corresponding period of fiscal 1993. The increase in cash flows from operations for fiscal 1994 was primarily attributable to higher net earnings, lower inventory growth and changes in miscellaneous other current assets and liabilities. These factors were partially offset by increases in accounts and notes receivable and taxes paid. While the Company experienced slower inventory growth for the first six months of fiscal 1994, inventory management remains an area of focus.

Capital expenditures for the first six months of fiscal 1994 were $552 million, compared to $567 million for the corresponding period in the previous year.

The changes in investment and borrowing activities during the first six months of fiscal 1994, when compared to the same period in 1993, resulted from changes in the Company's liquidity requirements to meet short-term working capital needs.

Under the Company's ongoing stock repurchase program, shares have been purchased periodically to meet employee stock plan requirements. During the six months ended April 30, 1994, the Company purchased and retired approximately 1.6 million shares for an aggregate price of $126 million. During the six months ended April 30, 1993, the Company repurchased and retired 1.0 million shares for an aggregate price of $75 million.

                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

                 A list of exhibits is set forth in the Exhibit Index found on page 10 of this report.

        (b) Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the six months ended April 30, 1994.


                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEWLETT-PACKARD COMPANY
                                        (Registrant)



Dated: June 14, 1994                By: /s/ Robert P. Wayman
                                        ------------------------
                                        Robert P. Wayman
                                        Executive Vice President
                                          Finance and Administration
                                          (Chief Financial Officer)



