Form 10-Q
period 1994-07-31
HEWLETT PACKARD CO
filed 1994-09-14
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

(Mark one)
   ---
  | X |    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---          OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended July 31, 1994

                                  OR
   ___
  |   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---         OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from ___________ to __________

                   Commission file number:  1-4423



                        HEWLETT-PACKARD COMPANY
                        -----------------------
        (Exact name of registrant as specified in its charter)


       California                                   94-1081436
- - -------------------------------                 ------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)


3000 Hanover Street, Palo Alto, California               94304
- - -------------------------------------------------     ---------
    (Address of principal executive offices)          (Zip Code)


  Registrant's telephone number, including area code (415) 857-1501
                                                     --------------


__________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes    X     No
                                                       ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                            Outstanding at July 31, 1994
- - ------------------------------          ----------------------------
Common Stock, $1 par value                  254.2 million shares


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   INDEX
                                   -----




                                                                Page No.
                                                                ----------

Part I.  Financial Information

   Item 1. Financial Statements

         Consolidated Condensed Balance Sheet
         July 31, 1994 and October 31, 1993                            2

         Consolidated Condensed Statement of Earnings
         Three months and nine months ended July 31, 1994 and 1993     3

         Consolidated Condensed Statement of Cash Flows
         Nine months ended July 31, 1994 and 1993                      4

         Notes to Consolidated Condensed Financial Statements          5

   Item 2. Management's Discussion and Analysis of Results of
         Operations and Financial Condition                           6-7


Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K                            8


         Signature                                                     9

         Exhibit Index                                                 10
                                   1



Item 1.  Financial Statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------

              (Millions except par value and number of shares)

                                                   July 31      October 31
                                                      1994         1993
                                                  ----------   ----------
                  Assets                          (Unaudited)
                  ------

Current assets:
   Cash and cash equivalents                       $ 1,616       $   889
   Short-term investments                              859           755
   Accounts and notes receivable                     4,471         4,208
   Inventories:
      Finished goods                                 2,570         2,121
      Purchased parts and fabricated assemblies      1,731         1,570
   Other current assets                                662           693
                                                   -------       -------
      Total current assets                          11,909        10,236
                                                   -------       -------

Property, plant and equipment (less accumulated
 depreciation:  July 31, 1994 - $3,521;
 October 31, 1993 - $3,347)                          4,186         4,180
Long-term receivables and other assets               2,408         2,320
                                                   -------       -------
                                                   $18,503       $16,736
                                                   =======       =======



      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings         $ 2,547       $ 2,190
   Accounts payable                                  1,272         1,223
   Employee compensation and benefits                1,048         1,048
   Taxes on earnings                                 1,051           922
   Deferred revenues                                   637           507
   Other accrued liabilities                         1,114           978
                                                   -------       -------
      Total current liabilities                      7,669         6,868
                                                   -------       -------

Long-term debt                                         572           667
Other liabilities                                      841           690

Shareholders' equity:
   Preferred stock, $1 par value (authorized:
    300,000,000 shares; issued:  none)                 ---           ---
   Common stock and capital in excess of $1 par value
    (authorized:  600,000,000 shares; issued and
    outstanding:  254,229,000 at July 31, 1994 and
    252,713,000 at October 31, 1993)                 1,004           937
   Retained earnings                                 8,417         7,574
                                                   -------       -------
      Total shareholders' equity                     9,421         8,511
                                                   -------       -------
                                                   $18,503       $16,736
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

                     HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                   --------------------------------------------
                                   (Unaudited)

                       (Millions except per share amounts)


                                           Three months ended    Nine months ended
                                               July 31               July 31
                                           ------------------    -----------------

                                            1994     1993     1994      1993
                                            ----     ----     ----      ----

Net revenue:
   Equipment                              $4,656   $3,766   $13,887  $11,103
   Services                                1,397    1,195     4,102    3,527
                                          ------   ------   -------  -------
                                           6,053    4,961    17,989   14,630
                                          ------   ------   -------  -------

Costs and expenses:
   Cost of equipment sold and services     3,774    2,968    11,134    8,629
   Research and development                  517      446     1,485    1,276
   Selling, general and administrative     1,219     1,120    3,591    3,323
                                          ------   ------   -------   ------
                                           5,510    4,534    16,210   13,228
                                          ------   ------   -------  -------

Earnings from operations                     543      427     1,779    1,402

Interest income and other income (expense)    24         1       33       21
Interest expense                              41       31       110       91
                                          ------   ------   -------  -------

Earnings before taxes                        526       397    1,702    1,332

Provision for taxes                          179       126      579      453
                                          -------   ------   -------  -------

Net earnings                               $  347   $  271   $ 1,123  $   879
                                          =======   ======   =======  =======

Net earnings per share                     $ 1.33   $ 1.06   $  4.31  $  3.47
                                          =======   ======   =======  =======

Cash dividends declared per share          $  .60   $  .50   $  1.10  $   .90
                                           ======   ======   =======  =======

Average Shares used in computing net
 earnings per share                           261       254      260       253
                                           ======    ======   =======  =======



The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                  (Unaudited)

                                   (Millions)


                                                        Nine months ended
                                                            July 31
                                                        ------------------

                                                          1994     1993
                                                          ----     ----

Cash flows from operating activities:
   Net earnings                                           $1,123 $   879
   Adjustments to reconcile net earnings to cash
    provided by (used for) operating activities:
        Depreciation and amortization                        724     610
        Deferred taxes on earnings                           (42)   (123)
        Change in assets and liabilities:
         Accounts and notes receivable                      (288)    (40)
         Inventories                                        (610)   (824)
         Accounts payable                                     49      55
         Taxes on earnings                                   123     361
         Other current assets and liabilities                248      29
        Other, net                                            88      56
                                                          ------  ------
                                                           1,415   1,003
                                                          ------  ------
Cash flows from investing activities:
   Investment in property, plant and equipment              (817)   (962)
   Disposition of property, plant and equipment              224     175
   Purchase of short-term investments                     (1,785) (1,136)
   Maturities of short-term investments                    1,681     838
   Purchase of long-term investments                         (87)    (16)
   Other, net                                                 40     (37)
                                                          ------  ------
                                                            (744) (1,064)
                                                          ------  ------

Cash flows from financing activities:
   Increase in notes payable and
    short-term borrowings                                    347     498
   Issuance of long-term debt                                 43      96
   Payment of current maturities of long-term debt          (128)   (135)
   Issuance of common stock under employee stock plans       217     228
   Repurchase of common stock                               (219)   (137)
   Dividends                                                (204)   (165)
   Other, net                                                 --     (19)
                                                          ------  ------
                                                              56     366
                                                          ------  ------

Increase in cash and cash equivalents                        727     305
Cash and cash equivalents at beginning of period             889     641
                                                          ------  ------
Cash and cash equivalents at end of period                $1,616  $  946
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


               HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         ----------------------------------------------------
                             (Unaudited)


1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of July 31, 1994 and October 31, 1993, the results of operations for the three months and nine months ended July 31, 1994 and 1993, and the cash flows for the nine months ended July 31, 1994 and 1993.

       The results of operations for the three month and nine month periods ended July 31, 1994 are not necessarily indicative of the results to be expected for the full year.

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

4. The Company paid interest of $97 million and $92 million for the nine months ended July 31, 1994 and 1993, respectively. For the same periods, the Company paid income taxes of $495 million and $217 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.
                                  5

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Unaudited).

              HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


RESULTS OF OPERATIONS
- - ---------------------

Net Revenue - Net revenue for the third quarter ended July 31, 1994 was $6.1 billion, an increase of 22 percent from the same period of fiscal 1993. Equipment sales increased 24 percent and service revenue grew 17 percent over the corresponding period of fiscal 1993. International net revenue grew 24 percent to $3.3 billion, while U.S. net revenue increased by 20 percent to $2.8 billion.

The third quarter growth in net revenue was principally due to strong demand for the Company's personal computer and PC networking products, printer products and related supplies, scanners and wide format printers, UNIX servers and the related solutions integration consulting and professional services business, electronic components products and test and measurement products.

Net revenue for the first nine months of fiscal 1994 was $18.0 billion, an increase of 23 percent from the same period of fiscal 1993. Equipment sales increased 25 percent and service revenue grew 16 percent over the corresponding period of fiscal 1993. International net revenue grew 22 percent to $9.8 billion, while U.S. net revenue grew 24 percent to $8.2 billion.

Costs and Expenses - Cost of equipment sold and services as a percentage of net revenue was 62.3 percent for the third quarter and 61.9 percent for the first nine months of fiscal 1994, compared to 59.8 percent for the third
quarter and 59.0 percent for the first nine months of fiscal 1993.   These
increases over fiscal 1993 were the result of continued competitive pricing pressures and an ongoing shift in revenue mix to products with higher cost of sales as a percentage of revenue. The Company believes that competitive pricing pressures and the shift in revenue mix are likely to continue to put upward pressure on cost of sales.

Operating expenses as a percentage of net revenue was 28.7 percent for the third quarter and 28.2 percent for the first nine months of fiscal 1994, compared to 31.6 percent of net revenue for the third quarter and 31.4 percent for the first nine months of fiscal 1993. These decreases reflect ongoing efforts to adjust expense structures and the effects of the change in the mix of products sold as mentioned above. Operating expenses increased 11 percent for the third quarter and 10 percent for the first nine months of 1994 over the corresponding year-ago periods. These increases resulted primarily from increased research and development and field selling expenses. The increased investment in research and development reflects the Company's belief that success in a global marketplace requires a continuing flow of innovative, high-quality products. A strong incoming order performance this quarter increased bonuses and commissions in field selling expenses.

Interest Income and Other Income (Expense) - Interest income and other income (expense) increased to $24 million for the third quarter of fiscal 1994, from $1 million in the same period of fiscal 1993. The increase is largely due to gains realized on the sale of certain equity investments and interest income on higher cash balances.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 34 percent for both the third quarter and the first nine months of fiscal 1994, compared to 32 percent for the third quarter and 34 percent for the first nine months of fiscal 1993. The lower third quarter 1993 tax rate resulted from a year-to-date adjustment to reduce the estimated 1993 tax rate from 35 percent to 34 percent to reflect changes in the geographic mix of the Company's earnings.

Net Earnings - Net earnings for the third quarter of fiscal 1994 were $347 million, or $1.33 per share on an average of 261 million shares, compared to net earnings of $271 million, or $1.06 per share, on an average of 254 million shares for the third quarter of fiscal 1993. For the nine months ended July 31, 1994, net earnings were $1.1 billion, or $4.31 per share on an average of 260 million shares, compared to net earnings of $879 million, or $3.47 per share, on an average of 253 million shares for the first nine months of fiscal 1993. In fiscal 1994, net earnings per share were computed based on a method which approximates the use of a weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options. In previous periods, common share equivalents were not included as their effect was considered immaterial. The inclusion of these equivalents in fiscal 1994 reduced earnings per share for the three and nine months ended July 31, 1994 by 3 and 11 cents, respectively.


FINANCIAL CONDITION
- - -------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $2.5 billion at July 31, 1994. Cash flows from operations were $1.4 billion during the first nine months of fiscal 1994 compared to $1.0 billion for the corresponding period of fiscal 1993. The increase in cash flows from operations for fiscal 1994 was primarily attributable to higher net earnings, lower inventory growth and changes in other current assets and liabilities. These factors were partially offset by increased growth in accounts and notes receivable and taxes on earnings. While the Company experienced slower inventory growth for the first nine months of fiscal 1994, inventory management remains an area of focus.

Capital expenditures for the first nine months of fiscal 1994 were $817 million, compared to $962 million for the corresponding period in the previous year. The decrease was primarily because certain major investments have been deferred to future periods.

The changes in investment and borrowing activities during the first nine months of fiscal 1994, when compared to the same period in 1993, resulted from changes in the Company's liquidity requirements to meet short-term working capital needs.

Under the Company's ongoing stock repurchase program, shares have been purchased periodically to meet employee stock plan requirements. During the nine months ended July 31, 1994, the Company purchased and retired approximately 2.8 million shares for an aggregate price of $219 million. During the nine months ended July 31, 1993, the Company repurchased and retired 1.8 million shares for an aggregate price of $137 million.

                     PART II.  OTHER INFORMATION
                     ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

                 A list of exhibits is set forth in the Exhibit Index found on page 10 of this report.

        (b) Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the nine months ended July 31, 1994.

               HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEWLETT-PACKARD COMPANY
                                     (Registrant)



Dated: September 14, 1994            By: /s/ Robert P. Wayman
                                         ---------------------------
                                         Robert P. Wayman
                                         Executive Vice President and
                                           Chief Financial Officer


