Form 10-K
period 1994-10-31
HEWLETT PACKARD CO
filed 1995-01-27
CIK 47217

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

 (MARK ONE)

     /X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                          For the fiscal year ended October 31, 1994
                                              OR
     / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                                  For the transition period
                                  from                   to
                                Commission File Number: 1-4423

             Exact name of registrant as specified in its charter:

                            HEWLETT-PACKARD COMPANY

                         STATE OR OTHER JURISDICTION OF
                         INCORPORATION OR ORGANIZATION:

                                   California
                                I.R.S. EMPLOYER
                              IDENTIFICATION NO.:

                                   94-1081436

                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:

                3000 Hanover Street, Palo Alto, California 94304

                                 TELEPHONE NO.:

                                 (415) 857-1501
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                ON WHICH REGISTERED
- ---------------------------------------    -------------------------------------------------------
             Common Stock                               New York Stock Exchange, Inc.
             par value $1                                   London Stock Exchange
               per share                                        Paris Bourse
                                                            Tokyo Stock Exchange
                                               German (Frankfurt and Stuttgart) Stock Exchange
                                              Swiss (Zurich, Basel, Geneva and Lausanne) Stock
                                                                  Exchange
                                                        Pacific Stock Exchange, Inc.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     /X/

     The aggregate market value of the registrant's common stock held by nonaffiliates as of December 30, 1994 was $19,917,961,587.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 30, 1994: 256,480,524 shares of $1 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                      DOCUMENT DESCRIPTION                             10-K PART
- ----------------------------------------------------------------    ----------------
Pages 23-45 (excluding order data) and 48 and the inside back
  cover of the Registrant's 1994 Annual Report to Shareholders         I, II, IV
Pages 2-18 and 25 of the Registrant's Notice of Annual Meeting
  of Shareholders and Proxy Statement dated January 13, 1995              III

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

     Hewlett-Packard Company, together with its consolidated subsidiaries (the "Company"), is engaged worldwide in the design, manufacture and service of electronic equipment and systems for measurement, computation and communications. The Company offers a wide variety of systems and standalone products, including computer systems and peripheral products, electronic test equipment and systems, medical electronic equipment, calculators and other personal information products, solid state components and instrumentation for chemical analysis. These products are used in industry, business, engineering, science, education and medicine. A summary of the Company's net revenue as contributed by its major classes of products and services is found on page 44 of the Company's 1994 Annual Report to Shareholders, which page (excluding order data) is incorporated herein by reference.

     The Company's computers, computer systems, personal information products, personal peripheral products and other peripherals are used in a variety of applications, including scientific and engineering computation and analysis, instrument control and business information management. The Company's core computing products and technologies include its PA-RISC architecture for systems and workstations and software infrastructure for open systems. The Company's general-purpose computers and computer systems include scalable families of systems and servers for use in small workgroups, larger departments and entire data centers. Key products include the HP 9000 series, which runs HP-UX, HP's implementation of the UNIX(R)(1) operating system, and comprises both workstations with powerful computational and graphics capabilities and multiuser computers for both technical and commercial applications; and the HP Vectra series of IBM-compatible PCs (personal computers) for use in business, engineering, manufacturing and chemical analysis. The Company offers software programming services, network services, distributed system services and data management services. Customers of the Company's computers, computer systems and software infrastructure products include original equipment manufacturers, dealers, value-added resellers and retailers, as well as end users for a variety of applications.

     In the field of computing during fiscal 1994, the Company expanded its Corporate Business Systems product line, a family of multiuser systems and servers that spans products in both the HP 9000 and the HP 3000 series. The HP 9000 Model T500 Corporate Business Server runs the HP-UX operating system, while the new HP 3000 Corporate Business Systems run the POSIX-compliant MPE/iX operating system. Also introduced this year were the HP 9000 E-class business servers, which extend the HP 9000 family of PA-RISC-based workstations and servers. Other introductions included models 712/60 and 712/80i of the Series 700 family of workstations, which are the first implementations of the Company's PA-7100LC microprocessor, also introduced this year; the HP ENTRIA family of X terminals; the HP Vectra VL2 series of PCs and the HP Vectra 486/25VL Model 170MM PC, the Company's first multimedia PC; and a series of HP Vectra PC servers.

     Software introductions included HP OpenView Version 3.3, which includes more than 30 enhancements to the Company's network- and systems-management platform; the COBOL SoftBench and COBOL/C SoftBench software-development environments, which are based on HP SoftBench, the open, integrated CASE (computer-aided-software-engineering) environment that is a de facto standard; and HP Odapter, software that allows Oracle7 relational databases to store objects created by object-oriented applications.

- ---------------

    (1) UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open(TM) Company Limited.
    X/Open is a trademark of X/Open Company Limited in the UK and other countries.

     The Company's peripheral products include a variety of system and desktop printers, such as the HP LaserJet family; the HP DeskJet family, which is based on the Company's thermal inkjet technology; a family of graphic plotters and page scanners; video display terminals; disk (magnetic and optical) and tape drives and related autochangers. In fiscal 1994 the Company introduced the HP LaserJet 4 Plus and 4M Plus printers, 12-page-per-minute printers that replaced the LaserJet 4 and 4M printers and are 30 to 40 percent faster than their predecessors; the HP LaserJet 4V, HP's fastest desktop laser printer; the HP Color LaserJet printer, which gives corporate computer users the print quality, speed and ease of use of a LaserJet at an affordable price; the HP DeskJet 560C and DeskWriter 560C for Macintosh computers, which use an HP-developed technology called ColorSmart for easier and more vivid full-color printing; the HP DeskJet 540 and HP DeskWriter 540 printers, the lowest-priced DeskJet printers that are targeted at the rapidly growing home market; the DeskJet 320 printer for notebook PCs and the DeskWriter 320 printer for Macintosh PowerBooks; the HP ScanJet IIcx scanner, which brought desktop scanning to a wide range of business communicators; and the HP OfficeJet printer-fax-copier, the first product from HP to perform all three functions.

     The Company also produces measurement systems for use in electronics, medicine and analytical chemistry. Test and measurement instruments include voltmeters and multimeters that measure voltage, current and resistance; counters that measure the frequency of an electrical signal; oscilloscopes and logic analyzers that measure electrical changes in relation to time; signal generators that provide the electrical stimulus for the testing of systems and components; specialized communications and semiconductor test equipment; and atomic frequency standards, which are used in accurate time-interval and timekeeping applications. Instruments for medical applications include continuous monitoring systems for critical-care patients, medical data-management systems, fetal monitors, electrocardiographs, cardiac catheterization laboratory systems, blood gas measuring instruments, diagnostic ultrasonic imaging systems and cardiac defibrillators. Instruments for analytical applications include gas and liquid chromatographs, mass spectrometers, laboratory data systems and spectrophotometers. Key product introductions for measurement systems in fiscal 1994 included the first test set to measure waveform quality for CDMA, a new U.S. standard for digital-cellular communications; the HP AcceSS7 Monitoring System, an open-systems platform that monitors Signaling System #7 networks, which are the distributed computers and databases that control call routing in telecommunications; the HP CareVue Clinical Event Review, a workstation-based system that enables clinicians to specify and retrieve patient data more quickly than before; and a liquid chromatograph/mass spectrometer that helps bioscientists analyze biomolecules.

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

     The Company also manufactures electronic component products consisting principally of microwave semiconductor, fiber-optic and optoelectronic devices, including LEDs (light-emitting diodes). The products primarily are sold to other manufacturers for incorporation into their electronic products but also are used in many of the Company's products. In fiscal 1994, the Company introduced transistors, integrated circuits and surface-mount diodes for radio-frequency communications, a transmitter/receiver for infrared communications, and red-orange LEDs that are the world's brightest.

     The Company provides service for its equipment, systems and peripherals, including support and maintenance services, parts and supplies for design and manufacturing systems, office and information systems, general-purpose instruments, computers and computer systems, peripherals and network products. During fiscal 1994, the Company derived 23 percent of its net revenue from such services.

     The Company strives, in all its businesses, to promote industry standards that recognize customer preferences for open systems in which different vendors' products can work together. The Company often bases its product innovations on such standards and seeks to make its technology innovations into industry standards through licensing to other companies and standards-setting groups. For example, during fiscal 1994 the Company's Demand Priority protocol specification for 100VG-AnyLAN, a technology for high-speed local area networks, was accepted by a working group of the IEEE, a key standard-setting body.

MARKETING

     Customers. The Company has approximately 600 sales and support offices and distributorships in more than 120 countries. Sales are made to industrial and commercial customers, educational and scientific institutions, healthcare providers (including individual doctors, hospitals, clinics and research laboratories) and, in the case of its calculators and other personal information products, computer peripherals and PCs, to individuals for personal use.

     Sales Organization. More than half of the Company's orders are derived through value-added resale channels, including dealers and original equipment manufacturers. The remaining product orders result from the efforts of its own sales organization selling to end users. In fiscal 1994 a higher portion of the Company's net revenue than in fiscal 1993 was generated from products such as personal peripherals, which are primarily sold through dealers and other value-added resellers. Sales operations are supported by approximately 34,000 individuals, including field service engineers, sales representatives, service personnel and administrative support staff.

     International. The Company's total orders originating outside of the United States as a percentage of total Company orders were approximately 54 percent in fiscal 1994 and fiscal 1993, and 55 percent in fiscal 1992. The majority of these international orders were from customers other than foreign governments. Approximately two-thirds of the Company's international orders in each of the last three fiscal years were derived from Europe, with most of the balance coming from Japan, other countries in Asia Pacific, Latin America and Canada.

     Most of the Company's sales in international markets are made by foreign sales subsidiaries. In countries with low sales volume, sales are made through various representative and distributorship arrangements. Certain sales in international markets, however, are made directly by the parent Company from the United States.

     The Company's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates, import and export controls and the economic, political and regulatory policies of foreign governments. The Company believes that its international diversification provides stability to its worldwide operations and reduces the impact on the Company of adverse economic changes in any single country. A summary of the Company's net revenue, earnings from operations and identifiable assets by geographic area is found on page 42 of the Company's 1994 Annual Report to Shareholders, which page is incorporated herein by reference.

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

BACKLOG

     The Company believes that backlog is not a meaningful indicator of future business prospects due to the volume of products delivered from shelf inventories, the shortening of product delivery schedules, and the portion of revenue related to its service and support business. Therefore, the Company believes that backlog information is not material to an understanding of its business.

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

MATERIALS

     The Company's manufacturing operations employ a wide variety of semiconductors, electro-mechanical components and assemblies, and raw materials such as plastic resins and sheet metal. The Company believes that the materials and supplies necessary for its manufacturing operations are presently available in the quantities required. The Company purchases materials, supplies and product sub-assemblies from a substantial number of vendors. For many of its products, the Company has existing alternate sources of supply, or such sources are readily available. A portion of the Company's manufacturing operations is dependent on the ability of significant suppliers to deliver integral sub-assemblies and components in time to meet critical manufacturing schedules. The failure of suppliers to deliver these sub-assemblies and components in a timely manner may adversely affect the Company's operating results until alternate sourcing could be developed. The Company believes that alternate suppliers or design solutions could be arranged within a reasonable time so that material long-term adverse impacts would be unlikely.

RESEARCH AND DEVELOPMENT

     The process of developing new high technology products is complex and uncertain and requires innovative designs that anticipate customer needs and technological trends. After the products are developed, the Company must quickly manufacture products in sufficient volumes at acceptable costs to meet demand.

     Expenditures for research and development amounted to $2.0 billion in fiscal 1994, $1.8 billion in fiscal 1993 and $1.6 billion in fiscal 1992. In fiscal 1994, research and development expenditures were 8.1 percent of net revenue.

ENVIRONMENT

     The operations of the Company involve the use of substances regulated under various federal, state and international laws governing the environment. It is the Company's policy to apply strict standards for environmental protection to sites inside and outside the U.S., even if not subject to regulations imposed by local governments. Liability for environmental remediation is accrued when it is considered probable and costs can be reasonably estimated. Environmental expenditures are presently not material to HP's operations or financial position.

EMPLOYEES

     The Company had approximately 98,400 employees worldwide at October 31, 1994.

ITEM 2.  PROPERTIES.

     The principal executive offices of the Company are located at 3000 Hanover Street, Palo Alto, California 94304. As of October 31, 1994, the Company owned or leased a total of approximately 42.7 million square feet of space worldwide. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

     The Company's plants are equipped with machinery, most of which is owned by the Company and is in part developed by it to meet the special requirements for manufacturing precision electronic instruments and systems. At the end of fiscal year 1994 the Company was productively utilizing the vast majority of the space in its facilities, while actively disposing of space determined to be excess.

     The Company anticipates that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment amounted to $1.3 billion in fiscal 1994, $1.4 billion in fiscal 1993 and $1.0 billion in fiscal 1992.

     As of October 31, 1994, the Company's marketing operations occupied approximately 10.4 million square feet, of which 3.5 million square feet are located within the United States. The Company owns 53% of the space used for marketing activities and leases the remaining 47%.

     The Company's manufacturing plants, research and development facilities and warehouse and administrative facilities occupied 32.3 million square feet, of which 22.6 million square feet are located within the United States. The Company owns 74% of its manufacturing, research and development, warehouse and administrative space and leases the remaining 26%. None of the property owned by the Company is held subject to any major encumbrances.

     The locations of the Company's geographic operations are listed on the inside back cover of the Company's 1994 Annual Report to Shareholders, which page is incorporated herein by reference. The locations of the Company's major product development and manufacturing facilities and the HP Laboratories are listed below:

PRODUCT DEVELOPMENT
AND MANUFACTURING
Americas
Cupertino, Folsom, Mountain
View, Newark, Palo Alto,
Rohnert Park, Roseville, San
Diego, San Jose, Santa Clara,
Santa Rosa, Sunnyvale and
Westlake Village, California
Colorado Springs, Fort Collins,
Greeley and Loveland,
Colorado
Wilmington, Delaware
Boise, Idaho
Andover and Chelmsford,
Massachusetts
Exeter, New Hampshire
Rockaway, New Jersey
Corvallis and
McMinnville, Oregon
Aguadilla, Puerto Rico
Everett, Spokane and
Vancouver, Washington
Edmonton, Calgary, Montreal
and Waterloo, Canada
Guadalajara, Mexico
Europe
Grenoble and L'Isle d'Abeau,
France
Boblingen and Waldbronn,
Germany
Bergamo, Italy
Amersfoort, The Netherlands
Barcelona, Spain
Bristol, Ipswich and South
Queensferry, United Kingdom
Asia Pacific
Melbourne, Australia
Beijing, Qingdao and
Shenzhen, China
Bangalore, India
Hachioji and
Kobe, Japan
Seoul, Korea
Penang, Malaysia
Singapore
HEWLETT-PACKARD
LABORATORIES
Palo Alto, California
Tokyo, Japan
Bristol, United Kingdom

ITEM 3.  LEGAL PROCEEDINGS.

     There are presently pending no legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or to which any of its property is subject.

     The Company is a party to, or otherwise involved in, proceedings brought by federal or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA. The Company is also conducting environmental investigation or remediation at several of its current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. Any future liability from such proceedings, in the aggregate, is not expected to be material to the operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Information regarding the market prices of the Company's common stock and the markets for that stock may be found on pages 45 and 48, respectively, of the Company's 1994 Annual Report to Shareholders. The number of shareholders and information concerning the Company's current dividend rate are set forth in the section entitled "Common Stock, Dividend Policy" found on page 48 of that report. Additional information concerning dividends may be found on pages 23, 30, 31 and 45 of the Company's 1994 Annual Report to Shareholders. Such pages (excluding order data) are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data for the Company is set forth on page 23 of the Company's 1994 Annual Report to Shareholders, which page (excluding order data) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A discussion of the Company's financial condition, changes in financial condition and results of operations appears in the "Financial Review" found on pages 25-27 and 29 of the Company's 1994 Annual Report to Shareholders. Such pages are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company, together with the report thereon of Price Waterhouse LLP, independent accountants, and the unaudited "Quarterly Summary" are set forth on pages 24, 28, 30-43 and 45 of the Company's 1994 Annual Report to Shareholders, which pages (excluding order data and "Statement of Management Responsibility") are incorporated herein by reference.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

     With the exception of the information incorporated by reference in Parts I, II and IV of this Form 10-K, the Company's 1994 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors of the Company is set forth under "Election of Directors" on pages 4-8 of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement, dated January 13, 1995 (the "Notice and Proxy Statement"), which pages are incorporated herein by reference.

     The names of the executive officers of the Company, their ages, titles and biographies as of December 30, 1994, are set forth below. All officers are elected for a one-year term.

EXECUTIVE OFFICERS:

JAMES L. ARTHUR; AGE 60; SENIOR VICE PRESIDENT AND GENERAL MANAGER, WORLDWIDE CUSTOMER SUPPORT OPERATIONS.

     Mr. Arthur assumed his current position as General Manager of the Company's Worldwide Customer Support Operations in 1989. He served as Director of the U.S. Field Operations from 1984 to 1989. He became a Vice President of the Company in 1982 and a Senior Vice President in 1987.

EDWARD W. BARNHOLT; AGE 51; SENIOR VICE PRESIDENT AND GENERAL MANAGER, TEST AND MEASUREMENT ORGANIZATION.

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

RICHARD E. BELLUZZO; AGE 41; VICE PRESIDENT AND GENERAL MANAGER, COMPUTER PRODUCTS ORGANIZATION.

     Mr. Belluzzo was named General Manager of the Computer Products Organization in 1993. Earlier in 1993 he became General Manager of the newly formed Hardcopy Products Group. He was elected a Vice President in 1992. He was named operations manager for the Boise Printer Operation when it was formed in 1987 and became General Manager of that operation when it became a division in 1988.

ALAN D. BICKELL; AGE 58; SENIOR VICE PRESIDENT AND MANAGING DIRECTOR, GEOGRAPHIC OPERATIONS.

     Mr. Bickell was elected a Vice President in 1984. He was Managing Director of Intercontinental Operations from 1974 until 1992, when he was elected to his current position.

JOEL S. BIRNBAUM; AGE 57; SENIOR VICE PRESIDENT, RESEARCH AND DEVELOPMENT.

     Mr. Birnbaum was elected a Senior Vice President in 1993. He became Vice President, Research and Development and Director, HP Laboratories in September 1991. Additionally, he served as General Manager, Information Architecture Group from 1988 until 1991. He was elected a Vice President in 1984. He is a director of Corporation for National Research Infrastructure.

S.T. JACK BRIGHAM III; AGE 55; VICE PRESIDENT, CORPORATE AFFAIRS AND GENERAL COUNSEL.

     Mr. Brigham was elected a Vice President in 1982 and became Vice President, Corporate Affairs in 1992. He has served as General Counsel since 1976.

DOUGLAS K. CARNAHAN; AGE 53; VICE PRESIDENT AND GENERAL MANAGER, MEASUREMENT SYSTEMS ORGANIZATION.

     Mr. Carnahan was elected a Vice President in 1992. He was General Manager of the Publishing Products Business Unit from 1988 to 1991, when he was promoted to General Manager of the Printing Systems Group.

In June 1993 he was named General Manager of Component Products, and in October 1993 he assumed his current post as General Manager of the Measurement Systems Organization.

RAYMOND W. COOKINGHAM; AGE 51; VICE PRESIDENT AND CONTROLLER.

     Mr. Cookingham was elected a Vice President in 1993. He has served as Controller for the Company since 1986.

F. E. (PETE) PETERSON; AGE 53; VICE PRESIDENT, PERSONNEL.

     Mr. Peterson was elected to his current position in 1992. In 1985, he was named Corporate Personnel Operations Manager with responsibility for integrating personnel policies and programs with the worldwide business strategies of the Company. In 1990, he assumed additional responsibility as Director of Corporate Personnel.

LEWIS E. PLATT; AGE 53; CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND CHAIRMAN OF THE EXECUTIVE COMMITTEE.

     Mr. Platt has served as a director of the Company, President and Chief Executive Officer since November 1, 1992. The Board elected Mr. Platt to succeed David Packard as Chairman in September 1993. He was an Executive Vice President from 1987 to 1992. Mr. Platt held a number of management positions in the Company prior to becoming its President, including managing the Computer Systems Organization from 1990 to 1992 and the Computer Products sector from 1988 to 1990. He is a director of Molex Inc. and Pacific Telesis. He also serves on the Cornell University Council and the Wharton School Board of Overseers.

WILLEM P. ROELANDTS; AGE 49; SENIOR VICE PRESIDENT AND GENERAL MANAGER, COMPUTER SYSTEMS ORGANIZATION.

     Mr. Roelandts was elected a Senior Vice President in 1993. He served as General Manager of the Computer Systems Group from 1988 until he became General Manager of the Networked Systems Group in the Computer Systems Organization in 1990. He was elected a Vice President and General Manager, Computer Systems Organization in 1992.

ROBERT P. WAYMAN; AGE 49; EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL OFFICER.

     Mr. Wayman was elected a director of the Company effective December 1, 1993. He has been an Executive Vice President responsible for finance and administration since 1992. He has held a number of financial management positions in the Company and was elected a Vice President and Chief Financial Officer in 1984. He is a director of Consolidated Freightways, Inc. He also serves as a member of the Board of the Private Sector Council and of the Kellogg Advisory Board, Northwestern University.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth on page 11 of the Notice and Proxy Statement, which page is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding the Company's compensation of its executive officers is set forth on pages 12-18 and 25 of the Notice and Proxy Statement, which pages are incorporated herein by reference. Information regarding the Company's compensation of its directors is set forth on pages 2-4 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is set forth on pages 8-11 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding transactions with the Company's executive officers and directors is set forth on page 25 of the Notice and Proxy Statement, which page is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

     1.  Financial Statements:

                                                                PAGE IN
                                                                ANNUAL
                                                               REPORT TO
                                                             SHAREHOLDERS*
                                                             -------------
Report of Independent Accountants..........................         43
Consolidated Statement of Earnings for the three years
  ended October 31, 1994...................................         24
Consolidated Balance Sheet at October 31, 1994 and 1993....         28
Consolidated Statement of Cash Flows for the three years
  ended October 31, 1994...................................         30
Consolidated Statement of Shareholders' Equity for the
  three years ended October 31, 1994.......................         31
Notes to Consolidated Financial Statements.................      32-42

- ---------------

* Incorporated by reference from the indicated pages of the 1994 Annual Report to Shareholders.

     2.  Financial Statement Schedules:

        None.

3.  Exhibits:

        1.         Not applicable.
        2.         None.
        3(a).      Registrant's Amended Articles of Incorporation, which appear as Exhibit
                   3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended
                   October 31, 1988, which Exhibit is incorporated herein by reference.
        3(b).      Registrant's Amended By-Laws, which appear as Exhibit 3(b) to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended October 31, 1992, which Exhibit is incorporated herein by reference.
        4.         None.
        5-8.       Not applicable.
        9.         None.
        10(a).     Registrant's 1979 Incentive Stock Option Plan, which appears as Exhibit
                   10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended
                   October 31, 1983, which Exhibit is incorporated herein by reference.*
        10(b).     Registrant's 1979 Incentive Stock Option Plan Agreements, which appear as
                   Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.*
        10(c).     Letter dated September 24, 1984 to optionees advising them of amendment to
                   1979 Incentive Stock Option Plan Agreement (Exhibit 10(b) above), which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the
                   fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
        10(d).     Registrant's 1983 Officers Early Retirement Plan, amended and restated as of January 1, 1990 which appears as Exhibit 10(d) to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended October 31, 1990, which
                   Exhibit is incorporated herein by reference.*
        10(e).     Registrant's 1985 Incentive Compensation Plan, which appears as Exhibit
                   10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended
                   October 31, 1984, which Exhibit is incorporated herein by reference.*
        10(f).     Registrant's 1985 Incentive Compensation Plan Stock Option Agreements,
                   which appear as Exhibit 10(f) to Registrant's Annual Report on Form 10-K
                   for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
        10(g).     Registrant's Excess Benefit Retirement Plan, amended and restated as of
                   November 1, 1989, which appears as Exhibit 10(g) to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended October 31, 1990, which
                   Exhibit is incorporated herein by reference.*
        10(h).     Registrant's 1985 Incentive Compensation Plan restricted stock agreements, which appear as Exhibit 10(h) to Registrant's Annual Report on Form 10-K
                   for the fiscal year ended October 31, 1985, which Exhibit is incorporated herein by reference.*
        10(i).     Registrant's 1987 Director Option Plan, which appears as Appendix A to
                   Registrant's Proxy Statement dated January 16, 1987, which Appendix is incorporated herein by reference.*
        10(j).     Registrant's 1989 Independent Director Deferred Compensation Program, which appears as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the
                   fiscal year ended October 31, 1989, which Exhibit is incorporated herein by reference.*
        10(k).     Registrant's 1990 Incentive Stock Plan, which appears as Appendix A to
                   Registrant's Proxy Statement dated January 11, 1990, which Appendix is incorporated herein by reference.*

        10(l).     Registrant's 1990 Incentive Stock Plan stock option and restricted stock agreements, which appear as Exhibit 10(l) to Registrant's Annual Report on
                   Form 10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.*
        10(m).     Resolution dated July 17, 1991 adopting amendment to Registrant's 1979
                   Incentive Stock Option Plan, which appears as Exhibit 10(m) to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
        10(n).     Resolution dated July 17, 1991 adopting amendment to Registrant's 1985
                   Incentive Compensation Plan, which appears as Exhibit 10(n) to Registrant's
                   Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
        10(o).     Resolution dated July 17, 1991 adopting amendment to Registrant's 1987
                   Director Option Plan, which appears as Exhibit 10(o) to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended October 31, 1991, which
                   Exhibit is incorporated herein by reference.*
        10(p).     Resolution dated July 17, 1991 adopting amendment to Registrant's 1990
                   Incentive Stock Plan, which appears as Exhibit 10(p) to Registrant's Annual
                   Report on Form 10-K for the fiscal year ended October 31, 1991, which
                   Exhibit is incorporated herein by reference.*
        10(q).     Registrant's 1995 Incentive Stock Plan, which appears as Appendix A to
                   Registrant's Proxy Statement dated January 13, 1995, which Appendix is incorporated herein by reference.*
        11-12.     None.
        13.        Pages 23-45 (excluding order data and "Statement of Management
                   Responsibility") and 48 and the inside back cover of Registrant's 1994
                   Annual Report to Shareholders.
        14-17.     Not applicable.
        18.        None.
        19-20.     Not applicable.
        21.        Subsidiaries of Registrant as of January 16, 1995.
        22.        None.
        23.        Consent of Independent Accountants.
        24.        Powers of Attorney. Contained in page 12 of this Annual Report on Form 10-K and incorporated herein by reference.
        25-26.     Not applicable.
        27.        Financial Data Schedule.
        28.        None.
        99.        1994 Employee Stock Purchase Plan Annual Report on Form 11-K.

- ---------------

* Indicates management contract or compensatory plan, contract or arrangement.

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

                                                     HEWLETT-PACKARD COMPANY

Date:  January 27, 1995                              By:        D. CRAIG NORDLUND
                                                         ---------------------------------
                                                                D. CRAIG NORDLUND
                                                     ASSOCIATE GENERAL COUNSEL AND SECRETARY

                               POWER OF ATTORNEY

     Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints D. Craig Nordlund and Ann O. Baskins, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                TITLE                       DATE
- -------------------------------------    ---------------------------------  ------------------

         RAYMOND W. COOKINGHAM           Vice President and Controller        January 20, 1995
- -------------------------------------      (Principal Accounting Officer)
        RAYMOND W. COOKINGHAM
             THOMAS E. EVERHART          Director                             January 19, 1995
- -------------------------------------
         THOMAS E. EVERHART

            JOHN B. FERY                 Director                             January 20, 1995
- -------------------------------------
            JOHN B. FERY

         JEAN-PAUL G. GIMON              Director                             January 20, 1995
- -------------------------------------
         JEAN-PAUL G. GIMON

         RICHARD A. HACKBORN             Director                             January 20, 1995
- -------------------------------------
         RICHARD A. HACKBORN

          HAROLD J. HAYNES               Director                             January 20, 1995
- -------------------------------------
          HAROLD J. HAYNES

          WALTER B. HEWLETT              Director                             January 20, 1995
- -------------------------------------
          WALTER B. HEWLETT

        SHIRLEY M. HUFSTEDLER            Director                             January 20, 1995
- -------------------------------------
        SHIRLEY M. HUFSTEDLER

              SIGNATURE                                TITLE                       DATE
- -------------------------------------    ---------------------------------  ------------------


                                         Director
- -------------------------------------
        GEORGE A. KEYWORTH II

        PAUL F. MILLER, JR.              Director                             January 20, 1995
- -------------------------------------
         PAUL F. MILLER, JR.

            SUSAN P. ORR                 Director                             January 20, 1995
- -------------------------------------
            SUSAN P. ORR

          DAVID W. PACKARD               Director                             January 20, 1995
- -------------------------------------
          DAVID W. PACKARD

         DONALD E. PETERSEN              Director                             January 20, 1995
- -------------------------------------
         DONALD E. PETERSEN

           LEWIS E. PLATT                Chairman, President and Chief        January 23, 1995
- -------------------------------------      Executive Officer (Principal
           LEWIS E. PLATT                  Executive Officer)

           ROBERT P. WAYMAN              Executive Vice President, Finance    January 20, 1995
- -------------------------------------      and Administration, Chief
          ROBERT P. WAYMAN                 Financial Officer and Director
                                           (Principal Financial Officer)

5963-5439EUS

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBIT
- -------                             -------
1.           Not applicable.

2.           None.

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

4.           None.

5-8.         Not applicable.

9.           None.

10(a).       Registrant's 1979 Incentive Stock Option Plan, which appears as
             Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.

10(b). Registrant's 1979 Incentive Stock Option Plan Agreements, which appear as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.

10(c). Letter dated September 24, 1984 to optionees advising them of amendment to 1979 Incentive Stock Option Plan Agreement (Exhibit 10(b) above), which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.

10(d). Registrant's 1983 Officers Early Retirement Plan, amended and restated as of January 1, 1990 which appears as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.

10(e).       Registrant's 1985 Incentive Compensation Plan, which appears as
             Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.

10(f). Registrant's 1985 Incentive Compensation Plan Stock Option Agreements, which appear as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.

10(g). Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1989, which appears as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.

EXHIBIT
NUMBER                             EXHIBIT
- -------                            -------
10(h). Registrant's 1985 Incentive Compensation Plan restricted stock agreements, which appear as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, which Exhibit is incorporated herein by reference.

10(i). Registrant's 1987 Director Option Plan, which appears as Appendix A to Registrant's Proxy Statement dated January 16, 1987, which Appendix is incorporated herein by reference.

10(j). Registrant's 1989 Independent Director Deferred Compensation Program, which appears as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, which Exhibit is incorporated herein by reference.

10(k). Registrant's 1990 Incentive Stock Plan, which appears as Appendix A to Registrant's Proxy Statement dated January 11, 1990, which Appendix is incorporated herein by reference.

10(l). Registrant's 1990 Incentive Stock Plan stock option and restricted stock agreements, which appear as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.

10(m). Resolution dated July 17, 1991 adopting amendment to Registrant's 1979 Incentive Stock Option Plan, which appears as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.

10(n). Resolution dated July 17, 1991 adopting amendment to Registrant's 1985 Incentive Compensation Plan, which appears as Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.

10(o). Resolution dated July 17, 1991 adopting amendment to Registrant's 1987 Director Option Plan, which appears as Exhibit 10(o) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.

10(p). Resolution dated July 17, 1991 adopting amendment to Registrant's 1990 Incentive Stock Plan, which appears as Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.

10(q). Registrant's 1995 Incentive Stock Plan, which appears as Appendix A to Registrant's Proxy Statement dated January 13, 1995, which Appendix is incorporated herein by reference.

11-12.       None.

13. Pages 23-45 (excluding order data and "Statement of Management Responsibility") and 48 and the inside back cover of Registrant's 1994 Annual Report to Shareholders.

14-17.       Not applicable.

EXHIBIT
NUMBER                            EXHIBIT
- -------                           -------
18.          None.

19-20.       Not applicable.

21.          Subsidiaries of Registrant as of January 16, 1995.

22.          None.

23.          Consent of Independent Accountants.

24. Powers of Attorney. Contained in page 12 of this Annual Report on Form 10-K and incorporated herein by reference.

25-26.       Not applicable.

27.          Financial Data Schedule.

28.          None.

99.          1994 Employee Stock Purchase Plan Annual Report on Form 11-K.

Exhibit Numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.