Form 10-Q
period 1995-01-31
HEWLETT PACKARD CO
filed 1995-03-20
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark one)
   ___
  | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended January 31, 1995

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

                                          Yes    X       No
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at January 31, 1995
- -------------------                      -------------------------------
Common Stock, $1 par value                  255.1 million shares


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   INDEX
                                   -----

                                                               Page No.
                                                               --------

Part I.  Financial Information

   Item 1. Financial Statements

         Consolidated Condensed Balance Sheet
         January 31, 1995 and October 31, 1994                     2

         Consolidated Condensed Statement of Earnings
         Three months ended January 31, 1995
         and 1994                                                  3

         Consolidated Condensed Statement of Cash Flows
         Three months ended January 31, 1995 and 1994              4

         Notes to Consolidated Condensed Financial Statements      5

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition                     6-7


Part II. Other Information

   Item 4. Submission of Matters to a Vote of Security Holders     8

   Item 5. Other Information                                       8

   Item 6. Exhibits and Reports on Form 8-K                        8


         Signature                                                 9

         Exhibit Index                                             10


Item 1.  Financial Statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------

              (Millions except par value and number of shares)


                                                  January 31   October 31
                                                     1995         1994
                                                  -----------  ----------
                  Assets                          (Unaudited)
                  ------

Current assets:
   Cash and cash equivalents                       $ 1,666       $ 1,357
   Short-term investments                            1,171         1,121
   Accounts and notes receivable                     4,998         5,028
   Inventories:
        Finished goods                               2,657         2,466
        Purchased parts and fabricated assemblies    1,744         1,807
   Other current assets                                735           730
                                                   -------       -------
      Total current assets                          12,971        12,509
                                                   -------       -------

Property, plant and equipment (less accumulated
   depreciation:  January 31, 1995 - $3,722;
   October 31, 1994 - $3,610)                        4,383         4,328
Long-term receivables and other assets               2,833         2,730
                                                   -------       -------
                                                   $20,187       $19,567
                                                   =======       =======


      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings         $ 2,041       $ 2,469
   Accounts payable                                  1,470         1,466
   Employee compensation and benefits                1,190         1,256
   Taxes on earnings                                 1,334         1,245
   Deferred revenues                                   716           598
   Other accrued liabilities                         1,353         1,196
                                                   -------       -------
      Total current liabilities                      8,104         8,230
                                                   -------       -------

Long-term debt                                         833           547
Other liabilities                                      897           864


Shareholders' equity:
   Preferred stock, $1 par value; 300,000,000 shares
    authorized; none issued and outstanding
   Common stock and capital in excess, $1 par value;
    600,000,000 shares authorized;
    255,087,000 and 254,827,000 shares issued and
    outstanding at January 31, 1995 and October 31,
    1994, respectively (proforma for 2-for-1 stock
    split (see note 5): 1,200,000,000 shares
    authorized; 510,174,000 shares issued and
    outstanding at January 31, 1995)                 1,010         1,033
   Retained earnings                                 9,343         8,893
                                                   -------       -------
      Total shareholders' equity                    10,353         9,926
                                                   -------       -------
                                                   $20,187       $19,567
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



                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                  --------------------------------------------
                                  (Unaudited)

                      (Millions except per share amounts)


                                                     Three months ended
                                                        January 31
                                                     ------------------

                                                      1995     1994
                                                      ----     ----


Net revenue:
   Products                                         $6,285   $4,862
   Services                                          1,019      820
                                                    ------   ------
                                                     7,304    5,682
                                                    ------   ------

Costs and expenses:
   Cost of products sold and services                4,547    3,470
   Research and development                            535      466
   Selling, general and administrative               1,290    1,148
                                                    ------   ------
                                                     6,372    5,084
                                                    ------   ------

Earnings from operations                               932      598

Interest income and other, net                          33        3
Interest expense                                        46       34
                                                    ------   ------

Earnings before taxes                                  919      567

Provision for taxes                                    317      199
                                                    ------   ------

Net earnings                                        $  602   $  368
                                                    ======   ======

Net earnings per share                              $ 2.30   $ 1.42
                                                    ======   ======

Cash dividends declared per share                   $  .60   $  .50
                                                    ======   ======

Average shares and equivalents used
   in computing net earnings per share                 262      259
                                                    ======   ======


Proforma for 2-for-1 stock split (see note 5):

   Net earnings per share                           $ 1.15   $ 0.71
                                                    ======   ======

   Cash dividends declared per share                $  .30   $  .25
                                                    ======   ======

   Average shares and equivalents used
      in computing net earnings per share              524      518
                                                    ======   ======

The accompanying notes are an integral part of these consolidated condensed financial statements.

Certain amounts have been reclassified to conform to the 1995 presentation.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                  (Unaudited)

                                  (Millions)


                                                      Three months ended
                                                           January 31
                                                       ------------------
                                                         1995    1994
                                                         ----    ----


Cash flows from operating activities:
   Net earnings                                        $  602  $  368
   Adjustments to reconcile net earnings to cash
    provided by operating activities:
        Depreciation and amortization                     273     227
        Deferred taxes on earnings                        (88)    (71)
        Change in assets and liabilities:
         Accounts and notes receivable                     24     293
         Inventories                                     (128)   (371)
         Accounts payable                                   4     (90)
         Taxes on earnings                                 98     141
         Deferred revenues                                118      74
         Other current assets and liabilities              32     (84)
        Other, net                                         (5)     50
                                                       ------  ------
                                                          930     537
                                                       ------  ------

Cash flows from investing activities:
  Investment in property, plant and equipment            (386)   (306)
  Disposition of property, plant and equipment            118     126
  Purchases of short-term investments                    (671)   (419)
  Maturities of short-term investments                    621     405
  Other, net                                              ---      40
                                                       ------  ------
                                                         (318)   (154)
                                                       ------  ------

Cash flows from financing activities:
  Change in notes payable and
    short-term borrowings                                (413)    105
  Issuance of long-term debt                              289      22
  Payment of current maturities of long-term debt         (19)    (11)
  Issuance of common stock under employee stock plans      93      80
  Repurchase of common stock                             (177)   (109)
  Dividends                                               (76)    (63)
  Other, net                                              ---      (1)
                                                        ------ ------
                                                         (303)     23
                                                        ------ ------

Increase in cash and cash equivalents                     309     406
Cash and cash equivalents at beginning of period        1,357     889
                                                       ------  ------
Cash and cash equivalents at end of period             $1,666  $1,295
                                                       ======  ======



The accompanying notes are an integral part of these consolidated condensed financial statements.

Certain amounts have been reclassified to conform to the 1995 presentation.

                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                                (Unaudited)


1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of January 31, 1995 and October 31, 1994, and the results of operations and cash flows for the three months ended January 31, 1995 and 1994.

       The results of operations for the three months ended January 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2. Net earnings per share are computed based on a method which approximates the use of a weighted-average number of common shares and common share equivalents outstanding during each period.
       Common share equivalents represent the dilutive effect of outstanding stock options.

3. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

4. The Company paid interest of $27 million and $30 million during the three months ended January 31, 1995 and 1994, respectively. During the same periods, the Company paid income taxes of $258 million and $127 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.


5. On February 15, 1995, the Company's Board of Directors approved a 2-for-1 stock split of the Company's $1 par value common stock in the form of a 100% distribution, to be made on or about April 13, 1995 to shareholders of record on March 24, 1995. As a result of the split, authorized common shares will double. The par value of the Company's common stock after the stock split will remain $1 and capital in excess of par value will be reduced by the par value of the additional shares issued. The rights of the holders of these securities were not otherwise modified. Proforma net earnings per share and common shares authorized, issued, and outstanding which give effect to the stock split have been disclosed in the accompanying consolidated condensed financial statements.

       In addition, the quarterly dividend on the Company's common stock (pre-split) will increase from the current rate of 30 cents per share to 40 cents per share, a 33 percent increase. After the split, the adjusted dividend will be 20 cents per share per quarter. The first dividend at the new rate will be paid to shareholders of record on June 21, 1995, and is payable on July 12, 1995.

6. In fiscal 1995, sales of consumable supplies, consisting primarily of supplies for the Company's printer products, are reported in the consolidated condensed statement of earnings as product revenue.
       In previous years, consumable supplies were reported as service revenue. Prior year amounts have been reclassified to reflect this change, which did not affect total revenue, earnings from operations or net earnings.

7. On November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), Accounting for Certain Investments in Debt and Equity Securities. FAS 115 requires certain investments in debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale, or trading. The Company's investments are primarily comprised of debt securities which are held-to-maturity. Adoption of this statement did not have a material effect on the Company's financial position or results of operations.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (Unaudited).

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


RESULTS OF OPERATIONS
- ---------------------

Net Revenue - Net revenue for the first three months of fiscal 1995 was $7.3 billion, an increase of 29 percent from the same period of fiscal 1994. Product sales increased 29 percent and service revenue grew 24 percent over the corresponding period of fiscal 1994. Net revenue grew 34 percent to $4.1 billion internationally and 22 percent to $3.2 billion in the U.S.

The first quarter growth in net revenue was principally due to strong demand for the Company's personal computer and PC networking products, printer products and related supplies, workstations, UNIX servers and the related solutions integration consulting and professional services business, electronic components products and test and measurement products.

In fiscal 1995, sales of consumable supplies, consisting primarily of supplies for the Company's printer products, are reported in the consolidated condensed statement of earnings as product revenue. In previous years, consumable supplies were reported as service revenue. Prior year amounts have been reclassified to reflect this change, which did not affect total revenue, earnings from operations or net earnings.

Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 62.3 percent for the first quarter of fiscal 1995, compared to
61.1 percent for the first quarter of fiscal 1994.   This increase over fiscal
1994 was the result of continued competitive pricing pressures and an ongoing shift in revenue mix to products with higher cost of sales as a percentage of net revenue. Although growth in cost of sales as a percentage of net revenue has moderated over the last few quarters, the Company believes that competitive pricing pressures and the shift in revenue mix may continue to put upward pressure on cost of sales.

Operating expenses as a percentage of net revenue were 24.9 percent for the first quarter of fiscal 1995, compared to 28.4 percent for the first quarter of fiscal 1994, a decrease of 3.5 percentage points. This decrease reflects ongoing efforts to achieve expense structures appropriate for the Company's changing gross margin. Operating expenses increased 13 percent for the first quarter of fiscal 1995 over the corresponding year-ago period. This increase resulted primarily from increased research and development expenses which reflects the Company's belief that success in a global marketplace requires a continuing flow of innovative, high-quality products.

Interest Income and Other, Net - During the first quarter of fiscal 1995 interest income and other, net increased to $33 million, compared to $3 million in the same period of fiscal 1994. The increase is largely due to gains realized on the sale of certain equity investments and interest income on higher cash balances, as well as interest rate changes during the respective periods.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 34.5 percent for the first quarter of fiscal 1995, compared to 35 percent for the first quarter of fiscal 1994. The lower tax rate resulted from changes in the geographic mix of the Company's earnings.

Net Earnings - Net earnings for the first quarter of fiscal 1995 were $602 million, or $2.30 per share on an average of 262 million shares, compared to net earnings of $368 million, or $1.42 per share on an average of 259 million shares for the first quarter of fiscal 1994.

FINANCIAL CONDITION
- -------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $2.8 billion at January 31, 1995, compared with $2.1 billion at January 31, 1994. Cash flows from operating activities were $930 million during the first three months of fiscal 1995 compared to $537 million for the corresponding period of fiscal 1994. The increase in cash flows from operations for fiscal 1995 was primarily attributable to higher net earnings, lower inventory growth and changes in other current assets and liabilities. While the Company experienced slower inventory growth for the first three months of fiscal 1995 compared to the first three months of fiscal 1994, inventory management remains an area of focus.

Capital expenditures for the first three months of fiscal 1995 were $386 million, compared to $306 million for the corresponding period in the previous year. The changes in investment and borrowing activities during the first three months of fiscal 1995, when compared to the same period in 1994, resulted from changes in the Company's liquidity requirements to meet short-term working capital needs.

Under the Company's ongoing stock repurchase program, shares have been purchased periodically to meet employee stock plan requirements. During the three months ended January 31, 1995, the Company purchased and retired approximately 1.9 million shares for an aggregate price of $177 million. During the three months ended January 31, 1994, the Company repurchased and retired 1.4 million shares for an aggregate price of $109 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
- ---------------------------------------

The Company's operations are dependent on the ability of significant suppliers to deliver integral sub-assemblies and components in time to meet critical manufacturing schedules. Demand in the industry as well as strong growth rates in certain product lines could result in periodic shortages in component parts, including memory devices, which may adversely affect the Company's operating results or moderate growth until alternate sourcing could be developed. The Company believes that alternate suppliers or design solutions could be arranged within a reasonable time so that material long-term adverse impacts would be unlikely.

                        PART II.  OTHER INFORMATION
                        ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company's Annual Meeting of Shareholders was held on
         February 28, 1995.

     (c) At said Annual Meeting, shareholders voted on three matters:
         the election of directors, approval of the adoption of the Company's 1995 Incentive Stock Plan (the "1995 Plan") and the appointment of Price Waterhouse LLP as the Company's independent accountants. The shareholders elected all members of the management slate in an uncontested election and approved the adoption of the 1995 Plan and the appointment of independent accountants, by the following votes, respectively.

Directors
- ---------
                                                     Votes Withheld/
         Director            Votes for                Abstentions
         --------            ---------             -------------------

     Thomas E. Everhart      212,093,861                407,208
     John B. Fery            212,057,944                443,125
     Jean-Paul G. Gimon      212,083,875                417,194
     Richard A. Hackborn     212,090,307                410,762
     Harold J. Haynes        212,050,429                450,640
     Walter B. Hewlett       212,079,903                421,166
     Shirley M. Hufstedler   212,051,860                449,209
     George A. Keyworth II   212,099,870                401,199
     Paul F. Miller, Jr.     212,099,003                402,066
     Susan P. Orr            212,086,947                414,122
     David W. Packard        212,079,874                421,195
     Donald E. Petersen      212,089,856                411,213
     Lewis E. Platt          212,069,913                431,156
     Robert P. Wayman        212,091,284                409,785

1995 Plan
- ----------
                                       Votes Withheld/      Broker
     Votes for       Votes Against       Abstentions       Non-Votes
     -----------     -------------     ---------------    ------------
     142,104,985      55,277,196          1,082,602        14,036,286


Accountants
- -----------
                                       Votes Withheld/
     Votes for       Votes Against      Abstentions
     -----------     -------------     ---------------
     211,772,292        333,595            395,182


Item 5.  Other information

         On February 15, 1995 the Company's Board of Directors approved a 2-for-1 stock split of the Company's $1 par value common stock in the form of a 100% stock distribution, to be made on or about April 13, 1995 to shareholders of record as of March 24, 1995. As a result of the split, authorized common shares will double. The par value of the Company's common stock after the stock split will remain $1 and capital in excess of par value will be reduced by the par value of the additional shares issued. The rights of the holders of these securities were not otherwise modified.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

                 A list of exhibits is set forth in the Exhibit Index found on page 10 of this report.

        (b) Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the three months ended January 31, 1995.


                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEWLETT-PACKARD COMPANY
                                        (Registrant)



Dated: March 17, 1995               BY: Robert P. Wayman
                                        ------------------------
                                        Robert P. Wayman
                                        Executive Vice President,
                                        Finance and Administration
                                        (Chief Financial Officer)



                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


                               EXHIBIT INDEX
                               -------------

Exhibits:

  1.     Not applicable.

  2.     None.

  3.     Not applicable.

  4.     None.

  5-9 .  Not applicable.

  10-11. None.

  12-14. Not applicable.

  15.    None.

  16-17. Not applicable.

  18-19. None.

  20-21. Not applicable.

  22-24. None.

  25-26. Not applicable.

  27.    Financial Data Schedule.

  28.    Not applicable.

  99.    None.


