Form 10-Q
period 1995-04-30
HEWLETT PACKARD CO
filed 1995-06-14
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark one)
   ___
  | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended April 30, 1995

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


        ______________________________________________________
        (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes    X       No
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at April 30, 1995
- -------------------                      -------------------------------
Common Stock, $1 par value                  511.5 million shares


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   INDEX
                                   -----

                                                                    Page No.
                                                                    --------

Part I.  Financial Information

   Item 1. Financial Statements

         Consolidated Condensed Balance Sheet
         April 30, 1995 and October 31, 1994                           2

         Consolidated Condensed Statement of Earnings
         Three months and six months ended April 30, 1995 and 1994     3

         Consolidated Condensed Statement of Cash Flows
         Six months ended April 30, 1995 and 1994                      4

         Notes to Consolidated Condensed Financial Statements          5

   Item 2. Management's Discussion and Analysis of Results of
           Operations, Financial Condition and Factors
           That May Affect Future Results                             6-7


Part II. Other Information

   Item 4. Submission of Matters to a Vote of Security Holders         8

   Item 5. Other Information                                           8

   Item 6. Exhibits and Reports on Form 8-K                            8


         Signature                                                     9

         Exhibit Index                                                 10


Item 1.  Financial Statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------

              (Millions except par value and number of shares)


                                                   April 30    October 31
                                                     1995         1994
                                                  ---------    ----------
                  Assets                          (Unaudited)
                  ------

Current assets:
   Cash and cash equivalents                       $ 1,936       $ 1,357
   Short-term investments                            1,060         1,121
   Accounts and notes receivable                     5,449         5,028
   Inventories:
        Finished goods                               2,631         2,466
        Purchased parts and fabricated assemblies    1,985         1,807
   Other current assets                                794           730
                                                   -------       -------
      Total current assets                          13,855        12,509
                                                   -------       -------

Property, plant and equipment (less accumulated
   depreciation:  April 30, 1995 - $3,847;
   October 31, 1994 - $3,610)                        4,418         4,328
Long-term receivables and other assets               3,039         2,730
                                                   -------       -------
                                                   $21,312       $19,567
                                                   =======       =======


      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings         $ 2,151       $ 2,469
   Accounts payable                                  1,782         1,466
   Employee compensation and benefits                1,448         1,256
   Taxes on earnings                                 1,259         1,245
   Deferred revenues                                   805           598
   Other accrued liabilities                         1,308         1,196
                                                   -------       -------
      Total current liabilities                      8,753         8,230
                                                   -------       -------

Long-term debt                                         665           547
Other liabilities                                      938           864


Shareholders' equity:
   Preferred stock, $1 par value; 300,000,000 shares
    authorized; none issued and outstanding
   Common stock and capital in excess, $1 par value;
    1,200,000,000 shares authorized;
    511,511,000 and 254,827,000 shares issued and
    outstanding at April 30, 1995 and October 31,
    1994, respectively*                              1,037         1,033
    Retained earnings                                9,919         8,893
                                                   -------       -------
      Total shareholders' equity                    10,956         9,926
                                                   -------       -------
                                                   $21,312       $19,567
                                                   =======       =======


   The accompanying notes are an integral part of these consolidated condensed financial statements.

* See discussion of the March 1995 2-for-1 stock split on page 5 of this report.



                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                  --------------------------------------------
                                  (Unaudited)

                      (Millions except per share amounts)


                                                     Three months ended     Six months ended
                                                          April 30             April 30
                                                     ------------------     ----------------

                                                      1995     1994           1995     1994
                                                      ----     ----           ----     ----


Net revenue:
   Products                                         $6,339   $5,382         $12,624    $10,244
   Services                                          1,089      872           2,108      1,692
                                                    ------   ------         -------    -------
                                                     7,428    6,254          14,732     11,936
                                                    ------   ------         -------    -------

Costs and expenses:
   Cost of products sold and services                4,654    3,890           9,201      7,360
   Research and development                            556      502           1,091        968
   Selling, general and administrative               1,343    1,224           2,633      2,372
                                                    ------   ------         -------    -------
                                                     6,553    5,616          12,925     10,700
                                                    ------   ------         -------    -------

Earnings from operations                               875      638           1,807      1,236

Interest income and other, net                          26        6              59          9
Interest expense                                        47       35              93         69
                                                    ------   ------         -------    -------

Earnings before taxes                                  854      609           1,773      1,176

Provision for taxes                                    277      201             594        400
                                                    ------   ------         -------    -------
Net earnings                                        $  577   $  408         $ 1,179    $   776
                                                    ======   ======         =======    =======
Net earnings per share *                            $ 1.10   $  .78         $  2.25    $  1.49
                                                    ======   ======         =======    =======
Cash dividends declared per share *                 $  .20   $  ---         $   .50    $   .25
                                                    ======   ======         =======    =======
Average shares and equivalents used
   in computing net earnings per share *               526      522             525        520
                                                    ======   ======         =======    =======


   The accompanying notes are an integral part of these consolidated condensed financial statements.

   Certain amounts have been reclassified to conform to the 1995 presentation.

* 1994 amounts have been restated to reflect the retroactive effect of the March 1995 2-for-1 stock split. See discussion on page 5 of this report.



                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                  (Unaudited)

                                  (Millions)


                                                      Six months ended
                                                           April 30
                                                      ----------------
                                                        1995    1994
                                                        ----    ----


Cash flows from operating activities:
   Net earnings                                        $1,179  $  776
   Adjustments to reconcile net earnings to cash
    provided by operating activities:
        Depreciation and amortization                     539     466
        Deferred taxes on earnings                        (67)    (83)
        Change in assets and liabilities:
         Accounts and notes receivable                   (413)   (101)
         Inventories                                     (343)   (331)
         Accounts payable                                 316      25
         Taxes on earnings                                 (9)     84
         Deferred revenues                                207      99
         Other current assets and liabilities             260     165
        Other, net                                        (78)     52
                                                       ------  ------
                                                        1,591   1,152
                                                       ------  ------

Cash flows from investing activities:
  Investment in property, plant and equipment            (700)   (550)
  Disposition of property, plant and equipment            179     189
  Purchases of short-term investments                  (1,637) (1,058)
  Maturities of short-term investments                  1,698     950
  Purchases of long-term investments                     (100)    (15)
  Other, net                                              (22)     39
                                                       ------  ------
                                                         (582)   (445)
                                                       ------  ------

Cash flows from financing activities:
  Change in notes payable and
    short-term borrowings                                (349)     34
  Issuance of long-term debt                              401      31
  Payment of current maturities of long-term debt        (255)    (27)
  Issuance of common stock under employee stock plans     184     170
  Repurchase of common stock                             (260)   (126)
  Dividends                                              (153)   (127)
  Other, net                                                2     ---
                                                        ------ ------
                                                         (430)    (45)
                                                        ------ ------

Increase in cash and cash equivalents                     579     662
Cash and cash equivalents at beginning of period        1,357     889
                                                       ------  ------
Cash and cash equivalents at end of period             $1,936  $1,551
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



                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                                (Unaudited)


1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of April 30, 1995 and October 31, 1994, the results of operations for the three months and six months ended April 30, 1995 and 1994, and the cash flows for the six months ended April 30, 1995 and 1994.

       The results of operations for the three months and six months ended April 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

3. The Company paid interest of $79 million and $65 million during the six months ended April 30, 1995 and 1994, respectively. During the same periods, the Company paid income taxes of $611 million and $398 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

4. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

5. Net earnings per share are computed based on a method which approximates the use of a weighted-average number of common shares and common share equivalents outstanding during each period.
       Common share equivalents represent the dilutive effect of outstanding stock options.

6. On February 15, 1995, the Company's Board of Directors approved a 2-for-1 stock split of the Company's $1 par value common stock in the form of a 100% distribution to shareholders of record as of March 24, 1995. As a result of the stock split, fiscal 1995 authorized, outstanding, and reserved common shares doubled and capital in excess of par value was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified. All per share amounts have been restated to reflect the retroactive effect of the stock split.

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



Item 2. Management's Discussion and Analysis of Results of Operations, Financial Condition and Factors That May Affect Future Results (Unaudited).

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


RESULTS OF OPERATIONS
- ---------------------

Net Revenue - Net revenue for the first six months of fiscal 1995 was $14.7 billion, an increase of 23 percent from the same period of fiscal 1994. Product sales increased 23 percent and service revenue grew 25 percent over the corresponding period of fiscal 1994. Net revenue grew 28 percent to $8.4 billion internationally and 17 percent to $6.3 billion in the U.S.

Net revenue for the second quarter ended April 30, 1995 was $7.4 billion, an increase of 19 percent from the same period of fiscal 1994. Product sales increased 18 percent and service revenue grew 25 percent over the corresponding period of fiscal 1994. Net revenue grew 24 percent to $4.3 billion internationally and 12 percent to $3.1 billion in the U.S.

The second quarter growth in net revenue was principally due to strong demand for the Company's personal computer and PC networking products, UNIX servers and the related solutions integration consulting and professional services business, and test and measurement products.

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

Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 62.7 percent for the second quarter and 62.5 percent for the first half of fiscal 1995, compared to 62.2 percent for the second quarter and 61.7
percent of the first half of fiscal 1994.   These modest increases over fiscal
1994 were the result of the current strength in our higher gross margin test and measurement and UNIX servers businesses, partially offsetting the growth in our lower gross margin personal computer business. The Company believes that competitive pricing pressures and the shift in revenue mix may continue to place upward pressure on cost of sales.

Operating expenses as a percentage of net revenue were 25.6 percent for the second quarter and 25.3 percent for the first half of fiscal 1995, compared to 27.6 percent for the second quarter and 27.9 percent for the first half of fiscal 1994. These decreases from fiscal 1994 reflect ongoing efforts to achieve expense structures appropriate for the Company's changing businesses. Operating expenses increased 10 percent for the second quarter and
11.5 percent for the first half of fiscal 1995 over the corresponding year-ago periods. These increases resulted primarily from increased research and development expenses and marketing and selling expenses, which reflects the Company's belief that success in a global marketplace requires a continuing flow of innovative, high-quality products.

Interest Income and Other, Net - During the second quarter and first half of fiscal 1995, interest income and other, net increased to $26 million and $59 million, respectively, compared to $6 million and $9 million in the corresponding periods of fiscal 1994. These increases are largely due to gains realized on the sale of certain equity investments and interest income on higher cash balances, as well as interest rate changes during the respective periods.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 32.4 percent for the second quarter and 33.5 percent for the first half of fiscal 1995, compared to 33 percent for the second quarter and 34 percent for the first half of fiscal 1994. The rate was reduced in the second quarter of fiscal 1995 to 33.5 percent on a year-to-date basis, down from 34.5 percent for the first quarter of fiscal 1995. The main factor which led to this adjustment was the favorable resolution of certain issues relating to tax returns filed in previous years.

Net Earnings - Net earnings for the second quarter of fiscal 1995 were $577 million, or $1.10 per share on an average of 526 million shares, compared to net earnings of $408 million, or $0.78 per share on an average of 522 million shares for the second quarter of fiscal 1994. For the six months ended April 30, 1995, net earnings were $1,179 million, or $2.25 per share on an average of 525 million shares, compared to net earnings of $776 million, or $1.49 per share on an average of 520 million shares for the first half of fiscal 1994. The 1994 per share amounts have been restated to reflect the retroactive effect of the March 1995 stock split.


FINANCIAL CONDITION
- -------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $3.0 billion at April 30, 1995, compared with $2.4 billion at April 30, 1994.
Cash flows from operating activities were $1.6 billion during the first six months of fiscal 1995, compared to $1.2 billion for the corresponding period of fiscal 1994. The increase in cash flows from operating activities for fiscal 1995 was primarily attributable to higher net earnings and changes in accounts payable and other current assets and liabilities. These factors were partially offset by increases in accounts and notes receivable. Inventory management remains an area of focus, with slightly higher inventory growth for the first six months of fiscal 1995 compared to the first six months of fiscal 1994.

Capital expenditures for the first six months of fiscal 1995 were $700 million, compared to $550 million for the corresponding period in the previous year. The capital expenditures in 1995 relate mainly to expansion of production capacity and to accomodate the introduction of new products.
The changes in investment and borrowing activities during the first six months of fiscal 1995, when compared to the same period in 1994, resulted from changes in the Company's liquidity requirements to meet short-term working capital needs.

Under the Company's ongoing stock repurchase program, shares have been purchased periodically to meet employee stock plan requirements. During the six months ended April 30, 1995, the Company purchased and retired approximately 5.0 million shares (on a post-split basis) for an aggregate price of $260 million. During the six months ended April 30, 1994, the Company repurchased and retired approximately 1.6 million shares (on a pre-split basis) for an aggregate price of $126 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
- ---------------------------------------

The Company's operations are dependent on the ability of significant suppliers to deliver integral sub-assemblies and components in time to meet critical manufacturing schedules. The Company periodically experiences constrained supply of certain component parts in some product lines, as a result of strong demand in those product lines as well as strong demand in the industry. Continued contraints may result in moderated revenue growth until alternate sourcing is developed. The Company believes that alternate suppliers or design solutions can be arranged within a reasonable time in order to minimize material long-term adverse impacts.


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


All vote totals are reported before giving effect to the 2-for-1 stock split described below.

Item 5.  Other information

         On February 15, 1995 the Company's Board of Directors approved a 2-for-1 stock split of the Company's $1 par value common stock in the form of a 100% stock distribution to shareholders of record as of March 24, 1995. As a result of the split, fiscal 1995 authorized, outstanding, and reserved common shares doubled and capital in excess of par value was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

                 A list of exhibits is set forth in the Exhibit Index found on page 10 of this report.

        (b) Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the three months ended April 30, 1995.


                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEWLETT-PACKARD COMPANY
                                        (Registrant)



Dated: June 14, 1995                BY: Robert P. Wayman
                                        ------------------------
                                        Robert P. Wayman
                                        Executive Vice President,
                                        Finance and Administration
                                        (Chief Financial Officer)



                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


                               EXHIBIT INDEX
                               -------------

Exhibits:

  1.     Not applicable.

  2.     None.

  3.     (i )  Articles of Incorporation, as amended
         (ii)  Bylaws, as amended

  4.     None.

  5-9 .  Not applicable.

  10-11. None.

  12-14. Not applicable.

  15.    None.

  16-17. Not applicable.

  18-19. None.

  20-21. Not applicable.

  22-24. None.

  25-26. Not applicable.

  27.    Financial Data Schedule.

  28.    Not applicable.

  99.    None.


