Form 10-Q
period 1995-07-31
HEWLETT PACKARD CO
filed 1995-09-14
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark one)
   ___
  | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended July 31, 1995

                                    OR
   ___
  |   |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to __________

                      Commission file number:  1-4423

                          HEWLETT-PACKARD COMPANY
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

       California                                   94-1081436
-------------------------------                 ------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)

3000 Hanover Street, Palo Alto, California             94304
------------------------------------------         ----------
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

                                          Yes    X     No
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at July 31, 1995
-------------------                      -------------------------------
Common Stock, $1 par value                  511.8 million shares

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   INDEX
                                   -----

                                                                   Page No.
                                                                   ________


Part I.  Financial Information

   Item 1. Financial Statements

         Consolidated Condensed Balance Sheet
         July 31, 1995 and October 31, 1994                            2

         Consolidated Condensed Statement of Earnings
         Three months and nine months ended July 31, 1995 and 1994     3

         Consolidated Condensed Statement of Cash Flows
         Nine months ended July 31, 1995 and 1994                      4

         Notes to Consolidated Condensed Financial Statements          5

   Item 2. Management's Discussion and Analysis of Results of
           Operations, Financial Condition and Factors
           That May Affect Future Results                             6-7


Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K                            8


         Signature                                                     9

         Exhibit Index                                                10

Item 1.  Financial Statements.
                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------

              (Millions except par value and number of shares)
                                           July 31     October 31
                                            1995         1994
                                         ----------    ----------
                  Assets                 (Unaudited)
                  ------

Current assets:
   Cash and cash equivalents              $ 2,079       $ 1,357
   Short-term investments                     746         1,121
   Accounts and notes receivable            5,698         5,028

   Inventories:
        Finished goods                      3,108         2,466
        Purchased parts and
          fabricated assemblies             2,380         1,807
   Other current assets                       861           730
                                          -------       -------
      Total current assets                 14,872        12,509
                                          -------       -------

Property, plant and equipment (less accumulated
   depreciation: July 31, 1995 - $3,944;
   October 31, 1994 - $3,610)               4,495         4,328
Long-term receivables and other assets      3,259         2,730
                                          -------       -------
                                          $22,626       $19,567
                                          =======       =======

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Notes payable and short-term
     borrowings                           $ 2,735       $ 2,469
   Accounts payable                         1,941         1,466
   Employee compensation and benefits       1,329         1,256
   Taxes on earnings                        1,389         1,245
   Deferred revenues                          791           598
   Other accrued liabilities                1,493         1,196

                                          -------       -------
      Total current liabilities             9,678         8,230
                                          -------       -------

Long-term debt                                665           547
Other liabilities                             980           864

Shareholders' equity:
   Preferred stock, $1 par value;
    300,000,000 shares authorized;
    none issued and outstanding
   Common stock and capital in excess,
    $1 par value; 1,200,000,000 shares
    authorized; 511,838,000 and
    254,827,000 shares issued and
    outstanding at July 31, 1995 and
    October 31, 1994, respectively*         1,013         1,033
   Retained earnings                       10,290         8,893
                                          -------       -------
      Total shareholders' equity           11,303         9,926
                                          -------       -------
                                          $22,626       $19,567
                                          =======       =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

*  See Note 6 for a discussion of the March 1995 2-for-1 stock split.


                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                  --------------------------------------------
                                  (Unaudited)

                      (Millions except per share amounts)

                                     Three months ended     Nine months ended
                                          July 31                July 31
                                     ------------------     ------------------
                                      1995     1994           1995      1994
                                      ----     ----           ----      ----
Net revenue:
   Products                         $6,606   $5,139        $19,230   $15,383
   Services                          1,133      914          3,241     2,606
                                    ------   ------        -------   -------
                                     7,739    6,053         22,471    17,989
                                    ------   ------        -------   -------

Costs and expenses:
   Cost of products sold and
     services                        4,907    3,774         14,108    11,134
   Research and development            587      517          1,678     1,485
   Selling, general and
     administrative                  1,421    1,219          4,054     3,591
                                    ------   ------        -------   -------
                                     6,915    5,510         19,840    16,210
                                    ------   ------        -------   -------

Earnings from operations               824      543          2,631     1,779

Interest income and other, net          96       24            155        33
Interest expense                        53       41            146       110
                                    ------   ------        -------   -------

Earnings before taxes                  867      526          2,640     1,702

Provision for taxes                    291      179            885       579
                                    ------   ------        -------   -------
Net earnings                        $  576   $  347        $ 1,755   $ 1,123
                                    ======   ======        =======   =======
Net earnings per share *            $ 1.09   $  .66        $  3.34   $  2.15
                                    ======   ======        =======   =======
Cash dividends declared
 per share *                        $  .20   $  .30        $   .70   $   .55
                                    ======   ======        =======   =======
Average shares and equivalents
 used in computing net earnings
 per share *                           527      522            526       520
                                    ======   ======        =======   =======


   The accompanying notes are an integral part of these consolidated condensed financial statements.

   Certain amounts have been reclassified to conform to the 1995 presentation.

* 1994 amounts have been restated to reflect the retroactive effect of the March 1995 2-for-1 stock split. See Note 6 for a discussion of the stock split.

                                   3

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                  (Unaudited)

                                  (Millions)
                                                      Nine months ended
                                                           July 31
                                                      -----------------
                                                        1995    1994
                                                        ----    ----
Cash flows from operating activities:
   Net earnings                                        $1,755  $1,123
   Adjustments to reconcile net earnings to cash
    provided by (used for) operating activities:
        Depreciation and amortization                     822     724
        Deferred taxes on earnings                        (99)    (42)
        Change in assets and liabilities:
         Accounts and notes receivable                   (643)   (288)
         Inventories                                   (1,215)   (610)
         Accounts payable                                 475      49
         Taxes on earnings                                 97     123
         Deferred revenues                                193     130
         Other current assets and liabilities             181     118
        Other, net                                       (125)     88
                                                       ------  ------
                                                        1,441   1,415
                                                       ------  ------

Cash flows from investing activities:
  Investment in property, plant and equipment          (1,050)   (817)
  Disposition of property, plant and equipment            218     224
  Purchases of short-term investments                  (2,293) (1,785)
  Maturities of short-term investments                  2,668   1,681
  Purchases of long-term investments                     (206)    (87)
  Other, net                                              (58)     40
                                                       ------  ------
                                                         (721)   (744)
                                                       ------  ------

Cash flows from financing activities:
  Change in notes payable and
    short-term borrowings                                 244     347
  Issuance of long-term debt                              406      43
  Payment of current maturities of long-term debt        (266)   (128)
  Issuance of common stock under employee stock plans     258     217
  Repurchase of common stock                             (384)   (219)
  Dividends                                              (256)   (204)
                                                       ------  ------
                                                            2      56
                                                       ------  ------

Increase in cash and cash equivalents                     722     727
Cash and cash equivalents at beginning of period        1,357     889
                                                       ------  ------
Cash and cash equivalents at end of period             $2,079  $1,616
                                                       ======  ======

The accompanying notes are an integral part of these consolidated condensed financial statements.

Certain amounts have been reclassified to conform to the 1995 presentation.

                                   4

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                                (Unaudited)

1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of July 31, 1995 and October 31, 1994, the results of operations for the three months and nine months ended July 31, 1995 and 1994, and the cash flows for the nine months ended July 31, 1995 and 1994.

     The results of operations for the three months and nine months ended July 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

3. The Company paid interest of $132 million and $97 million during the nine months ended July 31, 1995 and 1994, respectively. During the same periods, the Company paid income taxes of $839 million and $495 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

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

                                   5

Item 2. Management's Discussion and Analysis of Results of Operations, Financial Condition and Factors That May Affect Future Results (Unaudited).

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS
---------------------

Net Revenue - Net revenue for the third quarter ended July 31, 1995 was $7.7 billion, an increase of 28 percent from the same period of fiscal 1994. Product sales increased 29 percent and service revenue grew 24 percent over the corresponding period of fiscal 1994. Net revenue grew 34 percent to $4.3 billion internationally and 21 percent to $3.4 billion in the U.S.

The third quarter growth in net revenue was principally due to strong demand for the Company's printer products, personal computer and PC networking products, servers and the related consulting and software business, and test and measurement products.

Net revenue for the first nine months of fiscal 1995 was $22.5 billion, an increase of 25 percent from the same period of fiscal 1994. Product sales increased 25 percent and service revenue grew 24 percent over the corresponding period of fiscal 1994. Net revenue grew 30 percent to $12.8 billion internationally and 19 percent to $9.7 billion in the U.S.

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

Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 63.4 percent for the third quarter and 62.8 percent for the first nine months of fiscal 1995, compared to 62.3 percent for the third quarter and 61.9 percent for the first nine months of fiscal 1994. These increases over fiscal 1994 were the result of continued competitive pricing pressures, an ongoing shift in revenue mix to products with higher cost of sales as a percentage of revenue, and the strength of the Yen, which resulted in higher prices on components purchased from Japanese suppliers. These factors were partially offset by the continued strength of the higher gross margin test and measurement and server businesses. The Company believes that competitive pricing pressures and the shift in revenue mix are likely to continue to put upward pressure on cost of sales.

Operating expenses as a percentage of net revenue were 26.0 percent for the third quarter and 25.5 percent for the first nine months of fiscal 1995, compared to 28.7 percent for the third quarter and 28.2 percent for the first nine months of fiscal 1994. These decreases from fiscal 1994 reflect ongoing efforts to achieve expense structures appropriate for the Company's changing businesses. Operating expenses increased 16 percent for the third quarter and 13 percent for the first nine months of fiscal 1995 over the corresponding year-ago periods. These increases resulted primarily from increased research and development expenses and marketing and selling expenses, which reflect the Company's belief that success in a global marketplace requires a continuing flow of innovative, high-quality products.

Interest Income and Other, Net - During the third quarter and first nine months of fiscal 1995, interest income and other, net increased to $96 million and $155 million, respectively, compared to $24 million and $33 million in the corresponding periods of fiscal 1994. These increases are largely due to gains realized on the sale of certain equity investments, increased income from equity investments and interest income on higher cash balances, as well as interest rate changes during the respective periods.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 33.5 percent for the third quarter and for the first nine months of fiscal 1995, compared to 34 percent for both the third quarter and first nine months of fiscal 1994.

Net Earnings - Net earnings for the third quarter of fiscal 1995 were $576 million, or $1.09 per share on an average of 527 million shares, compared to net earnings of $347 million, or $0.66 per share on an average of 522 million shares for the third quarter of fiscal 1994. For the nine months ended July 31, 1995, net earnings were $1.8 billion, or $3.34 per share on an average of 526 million shares, compared to net earnings of $1.1 billion, or $2.15 per share on an average of 520 million shares for the same period in fiscal 1994. The 1994 per share amounts and average shares have been restated to reflect the retroactive effect of the March 1995 stock split.


FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $2.8 billion at July 31, 1995, compared with $2.5 billion at October 31, 1994. Cash flows from operating activities were $1.4 billion during the first nine months of fiscal 1995 and for the corresponding period of fiscal 1994. Liquidity from increased net earnings in fiscal 1995 was offset by growth in inventories. Inventory grew 28% year over year, consistent with revenue growth experienced for the quarter. Inventory growth was incurred to accommodate product introductions and higher order growth, but remains an area of management focus.

Capital expenditures for the first nine months of fiscal 1995 were $1.1 billion, compared to $817 million for the corresponding period in the previous year. The capital expenditures in 1995 relate mainly to expansion of production capacity and to accommodate the introduction of new products. The changes in investment and borrowing activities during the first nine months of fiscal 1995, when compared to the same period in 1994, resulted from changes in the Company's liquidity requirements to meet short-term working capital needs.

Under the Company's ongoing stock repurchase program, shares have been purchased periodically to meet employee stock plan requirements. During the nine months ended July 31, 1995, the Company purchased and retired approximately 6.8 million shares (on a post-split basis) for an aggregate price of $384 million. During the nine months ended July 31, 1994, the Company repurchased and retired approximately 2.8 million shares (on a pre-split basis) for an aggregate price of $219 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
---------------------------------------

The Company's operations are dependent on the ability of significant suppliers to deliver integral sub-assemblies and components in time to meet critical manufacturing schedules. The Company periodically experiences constrained supply of certain component parts in some product lines, as a result of strong demand in those product lines as well as strong demand in the industry. Continued constraints may result in moderated revenue growth until alternate sourcing is developed. The Company believes that alternate suppliers or design solutions can be arranged within a reasonable time in order to minimize material long-term adverse impacts.

                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

                 A list of exhibits is set forth in the Exhibit Index found on page 10 of this report.

        (b) Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the three months ended July 31, 1995.

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEWLETT-PACKARD COMPANY
                                        (Registrant)



Dated: September 13, 1995               By: ROBERT P. WAYMAN
                                            ------------------------
                                            Robert P. Wayman
                                            Executive Vice President,
                                            Finance and Administration
                                            (Chief Financial Officer)

               HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


                               EXHIBIT INDEX
                               -------------

Exhibits:

  1.     Not applicable.

  2.     None.

  3.     None.

  4.     None.

  5-9 .  Not applicable.

  10-11. None.

  12-14. Not applicable.

  15.    None.

  16-17. Not applicable.

  18-19. None.

  20-21. Not applicable.

  22-24. None.

  25-26. Not applicable.

  27.    Financial Data Schedule.

  28.    Not applicable.

  99.    None.