Form 10-K
period 1995-10-31
HEWLETT PACKARD CO
filed 1996-01-29
CIK 47217

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

  (MARK                            FORM 10-K
  ONE)

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended October 31, 1995
                                       OR
   [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from         to

                        Commission File Number: 1-4423

             Exact name of registrant as specified in its charter:

                            HEWLETT-PACKARD COMPANY

        STATE OR OTHER JURISDICTION OF                       I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION:                     IDENTIFICATION NO.:
        ------------------------------                     -------------------
                  California                                   94-1081436

                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
               3000 Hanover Street, Palo Alto, California 94304

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                (415) 857-1501

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                           ON WHICH REGISTERED
        -------------------                          ---------------------
           Common Stock                          New York Stock Exchange, Inc.
           par value $1                          Pacific Stock Exchange, Inc.
             per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's Common Stock held by non-affiliates as of December 29, 1995 was $33,803,783,360.

  Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of December 29, 1995: 512,675,574 shares of $1 par value Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                        DOCUMENT DESCRIPTION                       10-K PART
                        --------------------                       ---------
   Pages 25-47 (excluding order data and "Statement of Management
    Responsibility") and 50 and the inside back cover of the
    registrant's 1995 Annual Report to Shareholders                I, II, IV
   Pages 2-19 and 26 of the registrant's Notice of Annual Meeting
    of Shareholders and Proxy Statement dated January 15, 1996        III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

PRODUCTS AND SERVICES

  Hewlett-Packard Company was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard.

  On a worldwide basis, Hewlett-Packard Company, together with its consolidated subsidiaries (the "Company"), designs, manufactures and services equipment and systems for measurement, computation and communications. The Company offers a wide variety of systems and standalone products, including computer systems, personal computers ("PCs"), printers and other peripheral products, electronic test equipment and systems, medical electronic equipment, calculators and other personal information products, solid state components and instrumentation for chemical analysis. Services such as systems integration, selective-outsourcing management, consulting, education, product financing and rentals, as well as customer support and maintenance, are also an integral part of the Company's offerings. These products and services are used in industry, business, engineering, science, medicine and education. A summary of the Company's net revenue as contributed by its major groupings of similar products and services is found on page 46 of the Company's 1995 Annual Report to Shareholders, which page (excluding order data) is incorporated herein by reference.

  The Company's computers, computer systems, personal information products, personal peripheral products and other peripherals are used in a variety of applications, including scientific and engineering computation and analysis, instrument control and business information management. The Company's core computing products and technologies include its PA-RISC architecture for systems and workstations, and software infrastructure for open systems. The Company's general-purpose computers and computer systems include scalable families of systems, servers and PCs for use in homes, small workgroups, larger departments and entire enterprises. Key products include the HP 9000 series, which runs HP-UX, the Company's implementation of the UNIX(R)(/1/) operating system, and comprises both workstations with powerful computational and graphics capabilities as well as multiuser computers for both technical and commercial applications; and the HP Vectra series of IBM-compatible PCs for use in business, engineering, manufacturing and chemical analysis. The Company offers software programming services, network services, distributed system services and data management services. Customers of the Company's computers, computer systems and software infrastructure products include original equipment manufacturers, dealers, value-added resellers and retailers, as well as end users for a variety of applications.

  In the field of computing during fiscal 1995, the Company introduced the HP 9000 K-class midrange server, which incorporates the HP-UX 10.0 operating system, also introduced this year. In addition, the Company brought out the HP 9000 J-class workstations, which feature VISUALIZE graphics and are intended for use in mechanical- and electronic-design automation. Other new products included the HP 9000 Model 715/100 XC midrange workstation and the HP 9000 Model 712/100 at the low end. The Company also announced its next-generation PA-RISC microprocessor, the PA-8000. This year the Company introduced its first line of PCs specifically intended for home users, the HP Pavilion PC. The Company continued to enhance its HP Vectra PC series, the HP NetServer family of PC servers and the HP OmniBook line of mobile PCs.

  In the information-storage business, the Company introduced the HP SureStore CD-Writer 4020i, a compact disc ("CD") player/recorder system that enables PC users to play from and record information to CDs; and the industry's first 3.5-inch disk drives with 8.7 gigabytes of storage capacity.

  Key software introductions in fiscal 1995 included the next generation of HP JetAdmin network-printer management software, which helps users track and manage individual print jobs; HP MeasureWare, which allows information technology managers to understand and monitor the performance of distributed computing

--------

  (/1/) UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open(TM) Company Limited.
  X/Open is a trademark of X/Open Company Limited in the UK and other countries.

environments; and the HP OpenView Solution Framework program, which addresses customer needs for network, system, application and database management.

  The Company's peripheral products include a variety of system and desktop printers, such as the HP LaserJet family; the HP DeskJet family, which is based on the Company's thermal inkjet technology; a family of graphic plotters and page scanners; video display terminals; disk (magnetic and optical) and tape drives and related autochangers. In fiscal 1995, the Company introduced the HP LaserJet 5L printer, which is designed for the home or small office and which incorporates a suite of enabling technologies designed to optimize printer performance regardless of the type of PC, operating system or application being used. The Company also brought out the HP LaserJet 5Si MX printer, a network printer that operates at 24 pages per minute and is more than 40 percent faster than its HP predecessor. Other key new products were the HP DeskJet 660C printer, which replaced the HP DeskJet 560C and which uses newly designed printheads and ink formulas that yield superior print quality for black text and color images; the HP DeskJet 1600C printer, which prints color output at four pages per minute; and the HP DeskJet 850C printer, designed for the home or small office and able to produce near-photographic-quality color output on plain paper. Other significant new products introduced this year include the HP CopyJet color printer-copier, which combines inkjet printing with digital imaging; the HP DesignJet 750C large-format color plotter; and the HP ScanJet 4Si scanner, the industry's first network scanner.

  The Company also produces measurement systems for use in electronics, medicine and analytical chemistry. Test and measurement instruments include voltmeters and multimeters that measure voltage, current and resistance; counters that measure the frequency of an electrical signal; oscilloscopes and logic analyzers that measure electrical changes in relation to time; signal generators that provide the electrical stimulus for the testing of systems and components; specialized communications and semiconductor test equipment; and atomic frequency standards, which are used in accurate time-interval and timekeeping applications. Instruments for medical applications include continuous monitoring systems for critical-care patients, medical data-management systems, fetal monitors, electrocardiographs, cardiac catheterization laboratory systems, blood gas measuring instruments, diagnostic ultrasonic imaging systems and cardiac defibrillators. Instruments for analytical applications include gas and liquid chromatographs, mass spectrometers, laboratory data systems and spectrophotometers. Key introductions for measurement systems in fiscal 1995 included the announcement of technologies designed to synchronize better the timing of digital communications networks; test sets for Groupe Speciale Mobile ("GSM"), a global standard for cellular phones; the HP PalmVue system, which links physicians outside a hospital to data on critical-care patients; and the HP 6890 Series of gas chromatographs, the Company's next-generation systems that offer an extended range of automation features and built-in diagnostics.

  The Company continues to demonstrate its ability to combine measurement and computation. The Company's Unified Laboratory strategy is designed to improve a user's productivity by allowing computers in the analytical laboratory to serve as adjuncts to analytical instrumentation while broadening the user's ability to communicate with other parts of the organization. The Office of the Chemist is a subset of the Unified Laboratory strategy in which an office-based workstation or PC, with business software such as spreadsheets, is combined with analytical equipment and data to allow a chemist to work more efficiently. The Company's Clinical Information System combines patient data from monitoring instruments with other information to assist nurses in providing health care.

  The Company also manufactures electronic component products consisting principally of microwave semiconductor, fiber-optic and optoelectronic devices, including light-emitting diodes. The products are sold primarily to other manufacturers for incorporation into their electronic products but also are used in many of the Company's products. In fiscal 1995, the Company introduced the industry's first low-cost serial infrared transceiver, which makes possible "point and shoot" communication among devices such as laptop computers and mobile phones. The Company also brought out second-generation products for GSM.

  The Company provides service for its equipment, systems and peripherals, including support and maintenance services, parts and supplies for design and manufacturing systems, office and information systems, general-purpose instruments, computers and computer systems, peripherals and network products. During fiscal 1995, the Company derived 16 percent of its net revenue from such services. This figure reflects a fiscal 1995 reclassification of revenue from consumable supplies, consisting primarily of supplies for the Company's printer products, from the service to the product category.

  The Company strives, in all its businesses, to promote industry standards that recognize customer preferences for open systems in which different vendors' products can work together. The Company often bases its product innovations on such standards and seeks to make its technology innovations into industry standards through licensing to other companies and standards-setting groups. For example, during fiscal 1995 the Company's Standard Template Library was accepted by a key standards committee as part of the emerging standard for the C++ programming language.

MARKETING

  Customers. The Company has approximately 600 sales and support offices and distributorships in more than 120 countries. Sales are made to industrial and commercial customers, educational and scientific institutions, health care providers (including individual doctors, hospitals, clinics and research laboratories) and, in the case of its calculators and other personal information products, computer peripherals and PCs, to individuals for personal use.

  Sales Organization. More than half of the Company's orders are derived through reseller channels, including dealers and original equipment manufacturers. The remaining product orders result from the efforts of its own sales organization selling to end users. Sales operations are supported by approximately 35,000 individuals, including field service engineers, sales representatives, service personnel and administrative support staff. In fiscal 1995, a higher proportion of the Company's net revenue than in fiscal 1994 was generated from products such as personal peripherals, which are primarily sold through resellers. As more of the Company's products are distributed through resellers, these resellers become more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of these resellers substantially weakens.

  International. The Company's total orders originating outside the United States, as a percentage of total company orders, were approximately 55 percent in fiscal 1995 and 54 percent in fiscal 1994 and fiscal 1993. The majority of these international orders were from customers other than foreign governments. Approximately two-thirds of the Company's international orders in each of the last three fiscal years were derived from Europe, with most of the balance coming from Japan, other countries in Asia Pacific, Latin America and Canada.

  Most of the Company's sales in international markets are made by foreign sales subsidiaries. In countries with low sales volume, sales are made through various representative and distributorship arrangements. Certain sales in international markets, however, are made directly by the Company from the United States.

  The Company's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates, import and export controls and the economic, political and regulatory policies of foreign governments. The Company believes that its international diversification provides stability to its worldwide operations and reduces the impact on the Company of adverse economic changes in any single country. A summary of the Company's net revenue, earnings from operations and identifiable assets by geographic area is found on page 44 of the Company's 1995 Annual Report to Shareholders, which page is incorporated herein by reference.

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

  The computer market is characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. To remain competitive, the Company will be required to continue to develop new products, periodically enhance its existing products and compete effectively in the manner described above. In particular, the Company anticipates that it will have to continue to adjust prices to stay competitive and effectively manage growth with correspondingly reduced gross margins.

  While the absence of reliable statistics makes it difficult to state the Company's relative position, the Company believes that it is the second-largest U.S.-based manufacturer of general-purpose computers, personal peripherals such as desktop printers, and calculators and other personal information products, all for industrial, scientific and business applications. The markets for test-and-measurement instruments are influenced by specialized manufacturers that often have great strength in narrow market segments. In general, however, the Company believes that it is one of the principal suppliers in these markets.

BACKLOG

  The Company believes that backlog is not a meaningful indicator of future business prospects due to the volume of products delivered from shelf inventories, the shortening of product delivery schedules and the portion of revenue related to its service and support business. Therefore, the Company believes that backlog information is not material to an understanding of its business.

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

MATERIALS

  The Company's manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies, and raw materials such as plastic resins and sheet metal. The Company believes that the materials and supplies necessary for its manufacturing operations are presently available in the quantities required. The Company purchases materials, supplies and product subassemblies from a substantial number of vendors. For many of its products, the Company has existing alternate sources of supply, or such sources are readily available. Portions of the Company's manufacturing operations are dependent on the ability of significant suppliers to deliver completed products, integral subassemblies and components in time to meet critical distribution and manufacturing schedules. The failure of suppliers to deliver these products, subassemblies and components in a timely manner may adversely affect the Company's operating results until alternate sourcing could be developed. In addition, the Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in those product lines as well as strong demand in the industry. Continued supply constraints may adversely affect the Company's operating results until alternate sourcing could be developed. The Company believes that alternate suppliers or design solutions could be arranged within a reasonable time so that material long-term adverse impacts would be minimized.

RESEARCH AND DEVELOPMENT

  The process of developing new high technology products is complex and uncertain and requires innovative designs that anticipate customer needs and technological trends. Without the introduction of new products and product enhancements, the Company's products are likely to become technologically obsolete, in which case revenues would be materially and adversely affected. There can be no assurance that such new products, if and when introduced, will receive market acceptance. After the products are developed, the Company must quickly manufacture products in sufficient volumes at acceptable costs to meet demand.

  Expenditures for research and development increased 14 percent in fiscal 1995 to $2.3 billion compared to $2.0 billion and 15 percent growth in fiscal 1994 and $1.8 billion and 9 percent growth in fiscal 1993. In fiscal 1995, research and development expenditures were 7.3 percent of net revenue, compared to 8.1 percent in fiscal 1994 and 8.7 percent in fiscal 1993. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products.

ENVIRONMENT

  The operations of the Company involve the use of substances regulated under various federal, state and international laws governing the environment. It is the Company's policy to apply strict standards for environmental protection to sites inside and outside the U.S., even if not subject to regulations imposed by local governments. The liability for environmental remediation and related costs is accrued when it is considered probable and the costs can be estimated. Environmental costs are presently not material to the Company's operations or financial position.

EMPLOYEES

  The Company had approximately 102,300 employees worldwide at October 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the executive officers of the Company is set forth in
Part III below.

ITEM 2. PROPERTIES.

  The principal executive offices of the Company are located at 3000 Hanover Street, Palo Alto, California 94304. As of October 31, 1995, the Company owned or leased a total of approximately 43.9 million square feet of space worldwide. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

  The Company's plants are equipped with machinery, most of which is owned by the Company and is in part developed by it to meet the special requirements for manufacturing precision electronic instruments and systems. At the end of fiscal year 1995 the Company was productively utilizing the vast majority of the space in its facilities, while actively disposing of space determined to be excess.

  The Company anticipates that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment amounted to $1.6 billion in fiscal 1995, $1.3 billion in fiscal 1994 and $1.4 billion in fiscal 1993.

  As of October 31, 1995, the Company's marketing operations occupied approximately 11.4 million square feet, of which 3.9 million square feet are located within the United States. The Company owns 55% of the space used for marketing activities and leases the remaining 45%.

  The Company's manufacturing plants, research and development facilities and warehouse and administrative facilities occupied 32.5 million square feet, of which 23.9 million square feet are located within the United States. The Company owns 80% of its manufacturing, research and development, warehouse and administrative space and leases the remaining 20%. None of the property owned by the Company is held subject to any major encumbrances.

  The locations of the Company's geographic operations are listed on the inside back cover of the Company's 1995 Annual Report to Shareholders, which page is incorporated herein by reference. The locations of the

Company's major product development and manufacturing facilities and the Hewlett-Packard Laboratories are listed below:

  PRODUCT DEVELOPMENT           Aguadilla, Puerto Rico       Asia Pacific
  AND MANUFACTURING
                                Richardson, Texas            Melbourne,
  Americas                                                   Australia
  Cupertino, Folsom, Mountain   Everett, Spokane and
  View, Newark, Palo Alto,      Vancouver, Washington        Beijing, Qingdao
  Rohnert Park, Roseville, San                               and Shenzhen,
  Diego, San Jose, Santa Clara, Brasilia, Brazil             China
  Santa Rosa, Sunnyvale and
  Westlake Village, California  Edmonton, Calgary, Montreal  Bangalore, India
                                and Waterloo, Canada
  Colorado Springs, Fort Collins,                            Hachioji and
  Greeley and Loveland,         Guadalajara, Mexico          Kobe, Japan
  Colorado
                                Europe                       Seoul, Korea
  Wilmington, Delaware          Grenoble and L'Isle d'Abeau,
                                France                       Penang, Malaysia
  Boise, Idaho
                                Boeblingen and Waldbronn,    Singapore
  Andover and Chelmsford,       Germany
  Massachusetts                                              HEWLETT-PACKARD
                                Bergamo, Italy               LABORATORIES
  Exeter, New Hampshire
                                Amersfoort, The Netherlands  Palo Alto,
  Rockaway, New Jersey                                       California
                                Barcelona, Spain
  Corvallis and                                              Tokyo, Japan
  McMinnville, Oregon           Bristol, Ipswich and South
                                Queensferry, United Kingdom  Bristol, United
                                                             Kingdom

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  Information regarding the market prices of the Company's Common Stock and the markets for that stock may be found on pages 47 and 50, respectively, of the Company's 1995 Annual Report to Shareholders. The number of shareholders and information concerning the Company's current dividend rate are set forth in the section entitled "Common Stock, Dividend Policy" found on page 50 of that report. Additional information concerning dividends may be found on pages 25, 32, 33 and 47 of the Company's 1995 Annual Report to Shareholders. Such pages (excluding order data) are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  Selected financial data for the Company is set forth on page 25 of the Company's 1995 Annual Report to Shareholders, which page (excluding order data) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  A discussion of the Company's financial condition, changes in financial condition and results of operations appears in the "Financial Review" found on pages 27-29 and 31 of the Company's 1995 Annual Report to Shareholders. Such pages (excluding order data) are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of the Company, together with the report thereon of Price Waterhouse LLP, independent accountants, and the unaudited "Quarterly Summary" are set forth on pages 26, 30, 32-45 and 47 of the Company's 1995 Annual Report to Shareholders, which pages (excluding order data and "Statement of Management Responsibility") are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors of the Company who are standing for reelection is set forth under "Election of Directors" on pages 4-8 of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement, dated January 15, 1996 (the "Notice and Proxy Statement"), which pages are incorporated herein by reference.

  Information regarding directors of the Company who are retiring on February 27, 1996 is set forth below:

DIRECTORS WHO ARE RETIRING:

HAROLD J. HAYNES; AGE 70; RETIRED CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER,CHEVRON CORPORATION

  Mr. Haynes was elected a director of the Company in 1981. He was Chairman of the Board and Chief Executive Officer of Chevron Corporation from 1974 until his retirement in 1981. Mr. Haynes is a director of PACCAR, Inc., Bechtel Group, Inc., Citicorp, Citibank, N.A., Fremont Group, Inc., Saudi Arabian Oil Company and The Boeing Company.

SHIRLEY M. HUFSTEDLER; AGE 70; SENIOR OF COUNSEL, MORRISON & FOERSTER
(ATTORNEYS)

  Ms. Hufstedler became a director of the Company in 1982. She served as U.S. Secretary of Education from 1979 to 1981 and was a judge on the U.S. Court of Appeals, 9th Circuit, from 1968 to 1979. Ms. Hufstedler is a trustee of the California Institute of Technology and the Lucille Simon Foundation. She is a trustee emeritus of the 9th Circuit Historical Society, Occidental College, the Colonial Williamsburg Foundation, the Carnegie Foundation for International Peace and the Institute for Court Management. She is a director of the MacArthur Foundation, Lawyers Alliance for World Security, Salzburg Seminar, U S WEST, Inc. and Harman International Industries, Inc.

  The names of the executive officers of the Company, their ages, titles and biographies as of December 29, 1995, are set forth below. All officers are elected for one-year terms.

EXECUTIVE OFFICERS:

JAMES L. ARTHUR; AGE 61; SENIOR VICE PRESIDENT AND GENERAL MANAGER, WORLDWIDE CUSTOMER SUPPORT OPERATIONS.

  Mr. Arthur assumed his current position as General Manager of the Company's Worldwide Customer Support Operations in 1989. He became a Vice President of the Company in 1982 and a Senior Vice President in 1987.

EDWARD W. BARNHOLT; AGE 52; SENIOR VICE PRESIDENT AND GENERAL MANAGER, TEST AND MEASUREMENT ORGANIZATION.

  Mr. Barnholt was elected a Senior Vice President in 1993. He became Vice President and General Manager, Test and Measurement Organization, with responsibility for the Company's Electronic Instrument, Automatic Test, Microwave and Communications and Communications Solutions Groups in 1990. Mr. Barnholt was elected a Vice President of the Company in 1988. He is a director of KLA Instruments Corporation.

RICHARD E. BELLUZZO; AGE 42; EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER, COMPUTER ORGANIZATION.

  Mr. Belluzzo was elected a Senior Vice President in January 1995. In August 1995, he assumed management responsibility for the newly formed Computer Organization and was elected an Executive Vice President. He was General Manager of the Computer Products Organization from 1993 to August 1995. He served as General Manager of the InkJet Products Group from 1991 to 1993 and as General Manager of the Boise Printer Division from 1988 to 1991. He was elected a Vice President in 1992. He is a director of Proxima Corporation.

ALAN D. BICKELL; AGE 59; SENIOR VICE PRESIDENT AND MANAGING DIRECTOR, GEOGRAPHIC OPERATIONS.

  Mr. Bickell was elected a Vice President in 1984. He was Managing Director of Intercontinental Operations from 1974 until 1992, when he was elected to his current position. He is a director of Junior Achievement International.

JOEL S. BIRNBAUM; AGE 58; SENIOR VICE PRESIDENT, RESEARCH AND DEVELOPMENT.

  Mr. Birnbaum was elected a Senior Vice President in 1993. He became Vice President, Research and Development and Director, HP Laboratories in September 1991. Additionally, he served as General Manager, Information Architecture Group from 1988 until 1991. He was elected a Vice President in 1984. He is a director of Corporation for National Research Infrastructure.

S.T. JACK BRIGHAM III; AGE 56; SENIOR VICE PRESIDENT, CORPORATE AFFAIRS AND GENERAL COUNSEL.

  Mr. Brigham was elected a Senior Vice President in 1995 and a Vice President in 1982. He became Vice President, Corporate Affairs in 1992. He has served as General Counsel since 1976.

DOUGLAS K. CARNAHAN; AGE 54; SENIOR VICE PRESIDENT AND GENERAL MANAGER, MEASUREMENT SYSTEMS ORGANIZATION.

  Mr. Carnahan was elected a Senior Vice President in 1995 and has been in his current position since October 1993. He was General Manager of the Publishing Products Business Unit from 1988 to 1991 and was General Manager of the Printing Systems Group from 1991 to 1993. He was elected a Vice President in 1992.

RAYMOND W. COOKINGHAM; AGE 52; VICE PRESIDENT AND CONTROLLER.

  Mr. Cookingham was elected a Vice President in 1993. He has served as Controller since 1986.

F. E. (PETE) PETERSON; AGE 54; SENIOR VICE PRESIDENT, PERSONNEL.

  Mr. Peterson was elected to his current position in 1995. He was elected a Vice President in 1992. He has served as Director of Corporate Personnel since 1990.

LEWIS E. PLATT; AGE 54; CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND CHAIRMAN OF THE EXECUTIVE COMMITTEE.

  Mr. Platt has served as a director of the Company, President and Chief Executive Officer since November 1992 and has served as Chairman since 1993. He was an Executive Vice President from 1987 to 1992. Mr. Platt held a number of management positions in the Company prior to becoming its President, including managing the Computer Systems Organization from 1990 to 1992. He is a director of Molex Inc. and Pacific Telesis. He also serves on the Wharton School Board of Overseers.

WILLEM P. ROELANDTS; AGE 50; SENIOR VICE PRESIDENT AND GENERAL MANAGER, COMPUTER SYSTEMS ORGANIZATION.

  Mr. Roelandts resigned from the Company on January 10, 1996. Prior to his resignation, he had been a Senior Vice President since 1993. He served as General Manager of the Networked Systems Group in the Computer Systems Organization from 1990 until he was elected a Vice President and General Manager, Computer Systems Organization in 1992.

ROBERT P. WAYMAN; AGE 50; EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL OFFICER.

  Mr. Wayman has served as a director of the Company since December 1993. He has been an Executive Vice President responsible for finance and administration since 1992. He has held a number of financial management positions in the Company and was elected a Vice President and Chief Financial Officer in 1984. He is a director of Consolidated Freightways, Inc. and Sybase Inc. He also serves as a member of the Board of the Private Sector Council and of the Kellogg Advisory Board, Northwestern University.

  Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth on page 11 of the Notice and Proxy Statement, which page is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding the Company's compensation of its named executive officers is set forth on pages 12-19 of the Notice and Proxy Statement, which pages are incorporated herein by reference. Information regarding the Company's compensation of its directors is set forth on pages 2-4 and 26 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management is set forth on pages 8-11 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding transactions with the Company's executive officers and directors is set forth on page 26 of the Notice and Proxy Statement, which page is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)The following documents are filed as part of this report:

    1.Financial Statements:

                                                                    PAGE IN
                                                                     ANNUAL
                                                                    REPORT TO
                                                                  SHAREHOLDERS*
                                                                  -------------
      Report of Independent Accountants..........................        45
      Consolidated Statement of Earnings for the three years
       ended October 31, 1995....................................        26
      Consolidated Balance Sheet at October 31, 1995 and 1994....        30
      Consolidated Statement of Cash Flows for the three years
       ended October 31, 1995....................................        32
      Consolidated Statement of Shareholders' Equity for the
       three years ended October 31, 1995........................        33
      Notes to Consolidated Financial Statements.................     34-44

--------
* Incorporated by reference from the indicated pages of the Company's 1995 Annual Report to Shareholders.

    2.Financial Statement Schedules:

      None.

    3.Exhibits:

            1.         Not applicable.
            2.         None.
            3(a).      Registrant's Amended Articles of Incorporation, which
                       appear as Exhibit 3(i) to Registrant's Quarterly Report
                       on Form 10-Q for the fiscal quarter ended April 30,
                       1995, which Exhibit is incorporated herein by reference.
            3(b).      Registrant's Amended By-Laws, which appear as Exhibit
                       3(ii) to Registrant's Quarterly Report on Form 10-Q for
                       the fiscal quarter ended April 30, 1995, which Exhibit
                       is incorporated herein by reference.
            4.         None.
            5-8.       Not applicable.
            9.         None.
            10(a).     Registrant's 1979 Incentive Stock Option Plan, which
                       appears as Exhibit 10(a) to Registrant's Annual Report
                       on Form 10-K for the fiscal year ended October 31, 1983,
                       which Exhibit is incorporated herein by reference.*
            10(b).     Registrant's 1979 Incentive Stock Option Plan
                       Agreements, which appear as Exhibit 10(b) to
                       Registrant's Annual Report on Form 10-K for the fiscal
                       year ended October 31, 1983, which Exhibit is
                       incorporated herein by reference.*
            10(c).     Letter dated September 24, 1984 to optionees advising
                       them of amendment to 1979 Incentive Stock Option Plan
                       Agreements (Exhibit 10(b) above), which appears as
                       Exhibit 10(c) to Registrant's Annual Report on Form 10-K
                       for the fiscal year ended October 31, 1984, which
                       Exhibit is incorporated herein by reference.*
            10(d).     Registrant's 1983 Officers Early Retirement Plan,
                       amended and restated as of January 1, 1990, which
                       appears as Exhibit 10(d) to Registrant's Annual Report
                       on Form 10-K for the fiscal year ended October 31, 1990,
                       which Exhibit is incorporated herein by reference.*
            10(e).     Registrant's 1985 Incentive Compensation Plan, which
                       appears as Exhibit 10(e) to Registrant's Annual Report
                       on Form 10-K for the fiscal year ended October 31, 1984,
                       which Exhibit is incorporated herein by reference.*
            10(f).     Registrant's 1985 Incentive Compensation Plan Stock
                       Option Agreements, which appear as Exhibit 10(f) to
                       Registrant's Annual Report on Form 10-K for the fiscal
                       year ended October 31, 1984, which Exhibit is
                       incorporated herein by reference.*
            10(g).     Registrant's Excess Benefit Retirement Plan, amended and
                       restated as of November 1, 1989, which appears as
                       Exhibit 10(g) to Registrant's Annual Report on Form 10-K
                       for the fiscal year ended October 31, 1990, which
                       Exhibit is incorporated herein by reference.*
            10(h).     Registrant's 1985 Incentive Compensation Plan restricted
                       stock agreements, which appear as Exhibit 10(h) to
                       Registrant's Annual Report on Form 10-K for the fiscal
                       year ended October 31, 1985, which Exhibit is
                       incorporated herein by reference.*
            10(i).     Registrant's 1987 Director Option Plan, which appears as
                       Appendix A to Registrant's Proxy Statement dated January
                       16, 1987, which Appendix is incorporated herein by
                       reference.*
            10(j).     Registrant's 1989 Independent Director Deferred
                       Compensation Program, which appears as Exhibit 10(j) to
                       Registrant's Annual Report on Form 10-K for the fiscal
                       year ended October 31, 1989, which Exhibit is
                       incorporated herein by reference.*
            10(k).     Registrant's 1990 Incentive Stock Plan, which appears as
                       Appendix A to Registrant's Proxy Statement dated January
                       11, 1990, which Appendix is incorporated herein by
                       reference.*

            10(l).     Registrant's 1990 Incentive Stock Plan stock option and
                       restricted stock agreements, which appear as Exhibit
                       10(l) to Registrant's Annual Report on Form 10-K for the
                       fiscal year ended October 31, 1990, which Exhibit is
                       incorporated herein by reference.*
            10(m).     Resolution dated July 17, 1991 adopting amendment to
                       Registrant's 1979 Incentive Stock Option Plan, which
                       appears as Exhibit 10(m) to Registrant's Annual Report
                       on Form 10-K for the fiscal year ended October 31, 1991,
                       which Exhibit is incorporated herein by reference.*
            10(n).     Resolution dated July 17, 1991 adopting amendment to
                       Registrant's 1985 Incentive Compensation Plan, which
                       appears as Exhibit 10(n) to Registrant's Annual Report
                       on Form 10-K for the fiscal year ended October 31, 1991,
                       which Exhibit is incorporated herein by reference.*
            10(o).     Resolution dated July 17, 1991 adopting amendment to
                       Registrant's 1987 Director Option Plan, which appears as
                       Exhibit 10(o) to Registrant's Annual Report on Form 10-K
                       for the fiscal year ended October 31, 1991, which
                       Exhibit is incorporated herein by reference.*
            10(p).     Resolution dated July 17, 1991 adopting amendment to
                       Registrant's 1990 Incentive Stock Plan, which appears as
                       Exhibit 10(p) to Registrant's Annual Report on Form 10-K
                       for the fiscal year ended October 31, 1991, which
                       Exhibit is incorporated herein by reference.*
            10(q).     Registrant's 1995 Incentive Stock Plan, which appears as
                       Appendix A to Registrant's Proxy Statement dated January
                       13, 1995, which Appendix is incorporated herein by
                       reference.*
            10(r).     Executive Severance Package dated January 10, 1996
                       between the Registrant and Willem P. Roelandts.*
            11-12.     None.
            13.        Pages 25-47 (excluding order data and "Statement of
                       Management Responsibility") and 50 and the inside back
                       cover of Registrant's 1995 Annual Report to
                       Shareholders.
            14-17.     Not applicable.
            18.        None.
            19-20.     Not applicable.
            21.        Subsidiaries of Registrant as of January 17, 1996.
            22.        None.
            23.        Consent of Independent Accountants.
            24.        Powers of Attorney. Contained in page 13 of this Annual
                       Report on Form 10-K and incorporated herein by
                       reference.
            25-26.     Not applicable.
            27.        Financial Data Schedule.
            28.        None.
            99.        1995 Employee Stock Purchase Plan Annual Report on Form
                       11-K.

--------
* Indicates management contract or compensatory plan, contract or arrangement.

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

                                          HEWLETT-PACKARD COMPANY

Date: January 19, 1996                    By:        D. Craig Nordlund
                                            ___________________________________
                                                     D. CRAIG NORDLUND
                                               ASSOCIATE GENERAL COUNSEL AND
                                                         SECRETARY

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

       Raymond W. Cookingham         Vice President and            January 19, 1996
____________________________________  Controller
       RAYMOND W. COOKINGHAM          (Principal Accounting
                                      Officer)

         Thomas E. Everhart          Director                      January 19, 1996
____________________________________
         THOMAS E. EVERHART

            John B. Fery             Director                      January 19, 1996
____________________________________
            JOHN B. FERY

         Jean-Paul G. Gimon          Director                      January 19, 1996
____________________________________
         JEAN-PAUL G. GIMON

        Richard A. Hackborn          Director                      January 19, 1996
____________________________________
        RICHARD A. HACKBORN

          Harold J. Haynes           Director                      January 19, 1996
____________________________________
          HAROLD J. HAYNES

         Walter B. Hewlett           Director                      January 19, 1996
____________________________________
         WALTER B. HEWLETT

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

       Shirley M. Hufstedler         Director                      January 19, 1996
____________________________________
       SHIRLEY M. HUFSTEDLER

       George A. Keyworth II         Director                      January 19, 1996
____________________________________
       GEORGE A. KEYWORTH II

      David M. Lawrence, M.D.        Director                      January 19, 1996
____________________________________
      DAVID M. LAWRENCE, M.D.

        Paul F. Miller, Jr.          Director                      January 19, 1996
____________________________________
        PAUL F. MILLER, JR.

            Susan P. Orr             Director                      January 19, 1996
____________________________________
            SUSAN P. ORR

                                     Director                      January   , 1996
____________________________________
          DAVID W. PACKARD

         Donald E. Petersen          Director                      January 19, 1996
____________________________________
         DONALD E. PETERSEN

           Lewis E. Platt            Chairman, President and       January 19, 1996
____________________________________  Chief Executive Officer
           LEWIS E. PLATT             (Principal Executive
                                      Officer)

          Robert P. Wayman           Executive Vice President,     January 19, 1996
____________________________________  Finance and Administration,
          ROBERT P. WAYMAN            Chief Financial Officer and
                                      Director (Principal
                                      Financial Officer)


                                 EXHIBIT INDEX

  EXHIBIT                            DESCRIPTION
  NUMBER                             -----------
  -------
  1.        Not applicable.
  2.        None.
  3(a).     Registrant's Amended Articles of Incorporation, which appear as Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q
            for the fiscal quarter ended April 30, 1995, which Exhibit is incorporated herein by reference.
  3(b).     Registrant's Amended By-Laws, which appear as Exhibit 3(ii)
            to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1995, which Exhibit is incorporated herein by reference.
  4.        None.
  5-8.      Not applicable.
  9.        None.
  10(a).    Registrant's 1979 Incentive Stock Option Plan, which appears as Exhibit 10(a) to Registrant's Annual Report on Form 10-K
            for the fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.*
  10(b).    Registrant's 1979 Incentive Stock Option Plan Agreements,
            which appear as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1983,
            which Exhibit is incorporated herein by reference.*
  10(c).    Letter dated September 24, 1984 to optionees advising them of amendment to 1979 Incentive Stock Option Plan Agreements
            (Exhibit 10(b) above), which appears as Exhibit 10(c) to
            Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
  10(d).    Registrant's 1983 Officers Early Retirement Plan, amended and restated as of January 1, 1990, which appears as Exhibit
            10(d) to Registrant's Annual Report on Form 10-K for the
            fiscal year ended October 31, 1990, which Exhibit is
            incorporated herein by reference.*
  10(e).    Registrant's 1985 Incentive Compensation Plan, which appears as Exhibit 10(e) to Registrant's Annual Report on Form 10-K
            for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
  10(f).    Registrant's 1985 Incentive Compensation Plan Stock Option
            Agreements, which appear as Exhibit 10(f) to Registrant's
            Annual Report on Form 10-K for the fiscal year ended October
            31, 1984, which Exhibit is incorporated herein by reference.*
  10(g).    Registrant's Excess Benefit Retirement Plan, amended and
            restated as of November 1, 1989, which appears as Exhibit
            10(g) to Registrant's Annual Report on Form 10-K for the
            fiscal year ended October 31, 1990, which Exhibit is
            incorporated herein by reference.*
  10(h).    Registrant's 1985 Incentive Compensation Plan restricted
            stock agreements, which appear as Exhibit 10(h) to
            Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, which Exhibit is incorporated herein by reference.*
  10(i).    Registrant's 1987 Director Option Plan, which appears as
            Appendix A to Registrant's Proxy Statement dated January 16,
            1987, which Appendix is incorporated herein by reference.*
  10(j).    Registrant's 1989 Independent Director Deferred Compensation
            Program, which appears as Exhibit 10(j) to Registrant's
            Annual Report on Form 10-K for the fiscal year ended October
            31, 1989, which Exhibit is incorporated herein by reference.*
  10(k).    Registrant's 1990 Incentive Stock Plan, which appears as
            Appendix A to Registrant's Proxy Statement dated January 11,
            1990, which Appendix is incorporated herein by reference.*

  EXHIBIT                            DESCRIPTION
  NUMBER                             -----------
  -------
  10(l).    Registrant's 1990 Incentive Stock Plan stock option and
            restricted stock agreements, which appear as Exhibit 10(l) to
            Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.*
  10(m).    Resolution dated July 17, 1991 adopting amendment to
            Registrant's 1979 Incentive Stock Option Plan, which appears as Exhibit 10(m) to Registrant's Annual Report on Form 10-K
            for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
  10(n).    Resolution dated July 17, 1991 adopting amendment to
            Registrant's 1985 Incentive Compensation Plan, which appears as Exhibit 10(n) to Registrant's Annual Report on Form 10-K
            for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
  10(o).    Resolution dated July 17, 1991 adopting amendment to
            Registrant's 1987 Director Option Plan, which appears as
            Exhibit 10(o) to Registrant's Annual Report on Form 10-K for
            the fiscal year ended October 31, 1991, which Exhibit is
            incorporated herein by reference.*
  10(p).    Resolution dated July 17, 1991 adopting amendment to
            Registrant's 1990 Incentive Stock Plan, which appears as
            Exhibit 10(p) to Registrant's Annual Report on Form 10-K for
            the fiscal year ended October 31, 1991, which Exhibit is
            incorporated herein by reference.*
  10(q).    Registrant's 1995 Incentive Stock Plan, which appears as
            Appendix A to Registrant's Proxy Statement dated January 13,
            1995, which Appendix is incorporated herein by reference.*
  10(r).    Executive Severance Package dated January 10, 1996 between the Registrant and Willem P. Roelandts.*
  11-12.    None.
  13.       Pages 25-47 (excluding order data and "Statement of
            Management Responsibility") and 50 and the inside back cover of Registrant's 1995 Annual Report to Shareholders.
  14-17.    Not applicable.
  18.       None.
  19-20.    Not applicable.
  21.       Subsidiaries of Registrant as of January 17, 1996.
  22.       None.
  23.       Consent of Independent Accountants.
  24.       Powers of Attorney. Contained in page 13 of this Annual
            Report on Form 10-K and incorporated herein by reference.
  25-26.    Not applicable.
  27.       Financial Data Schedule.
  28.       None.
  99.       1995 Employee Stock Purchase Plan Annual Report on Form 11-K.

--------
* Indicates management contract or compensatory plan, contract or arrangement.

                            GRAPHICS APPENDIX LIST*

* In this Appendix, the following descriptions of certain bar charts and graphs in the Company's 1995 Annual Report to Shareholders that are omitted from the EDGAR version are more specific with respect to the actual numbers, amounts and percentages than is determinable from the bar charts and graphs themselves. The Company submits such more specific descriptions only for the purpose of complying with the requirements for transmitting this Annual Report on Form 10-K electronically via EDGAR; such more specific descriptions are not intended in any way to provide information that is additional to the information otherwise provided in the Annual Report.

EDGAR version - Page 25

A bar chart entitled "Total Orders (In millions)" at the bottom left of page 25 of the 1995 Annual Report to Shareholders shows that for the fiscal years 1991, 1992, 1993, 1994 and 1995 (shown on the x-axis) the Company had total orders (shown on the y-axis) in the respective amounts provided in the table entitled "Selected Financial Data (Unaudited)" on page 25 of the Annual Report.

A bar chart entitled "Earnings from Operations (In millions)" at the bottom center of page 25 of the 1995 Annual Report to Shareholders shows that for the fiscal years 1991, 1992, 1993, 1994 and 1995 (shown on the x-axis) the Company had earnings from operations (shown on the y-axis) in the respective amounts provided in the table entitled "Selected Financial Data (Unaudited)" on page 25 of the Annual Report.

A bar chart entitled "Employees and Net Revenue Per Employee (In thousands)" at the bottom right of page 25 of the 1995 Annual Report to Shareholders shows that for the fiscal years 1991, 1992, 1993, 1994 and 1995 (shown on the x-axis) the Company had employees in the respective amounts (shown on the y-axis) provided in the table entitled "Selected Financial Data (Unaudited)" on page 25 of the Annual Report. In addition, the graph shows that for the fiscal years 1991, 1992, 1993, 1994 and 1995 (shown on the x-axis) the Company had net revenue per employee (shown on the y-axis) of $160,000, $180,800, $215,200, $256,900 and
$314,100, respectively.


EDGAR version - Page 27

A graph entitled "Net Revenue (In millions)" at the top right of page 27 of the 1995 Annual Report to Shareholders shows that for the fiscal years 1991, 1992, 1993, 1994 and 1995 (shown on the x-axis) the Company had total net revenue (shown on the y-axis) in the respective amounts provided in the table entitled "Selected Financial Data (Unaudited)" on page 25 of the Annual Report; and international net revenue of $8,104 million, $9,198 million, $10,971 million, $13,522 million and $17,556 million, respectively. In addition, the graph shows that for the fiscal years 1991 and 1992 (shown on the x-axis) the company had U.S. net revenue (shown on the y-axis) of

$6,390 million and $7,212 million, respectively; and U.S. net revenue for the fiscal years 1993, 1994 and 1995 (shown on the x-axis) in the respective amounts (shown on the y-axis) provided in the section entitled "Geographic Area Information" under the caption "United States: Unaffiliated customer sales" in the table on page 44 of the Annual Report.

A graph entitled "U.S. Dollar Relative to Major Foreign Currencies (Fiscal 1980 equals 1.00)" at the bottom right of page 27 of the 1995 Annual Report to Shareholders shows that in the months running consecutively from November 1990 through October 1995 (shown on the x-axis) the U.S. Dollar was equal to (shown on the y-axis) .98, 1.00, 1.00, .96, 1.05, 1.10, 1.11, 1.15, 1.15,1.13,1.10,
1.10, 1.06, 1.04, 1.04, 1.07, 1.09, 1.09,1.06, 1.04, .99, .98, .99, 1.04, 1.11,
1.12, 1.14, 1.17, 1.17, 1.13, 1.13, 1.15, 1.19, 1.20, 1.16, 1.18, 1.21, 1.21,
1.22, 1.21, 1.19, 1.19, 1.18, 1.16, 1.13, 1.13, 1.12, 1.09, 1.11, 1.13, 1.12,
1.11, 1.07, 1.06, 1.06, 1.06, 1.05, 1.07, 1.08, and 1.06 respectively, multiplied by the currencies of the following foreign countries, with varying weights assigned to each of such currencies: Austria, Belgium, Canada, Denmark, Finland, France, Germany, Italy, Japan, Netherlands, Norway, Spain, Sweden, Switzerland and United Kingdom.

EDGAR version - Page 28

A graph entitled "Costs and Expenses (As a percentage of net revenue)" at the top left of page 28 of the 1995 Annual Report to Shareholders shows that for the fiscal years 1991 and 1992 (shown on the x-axis) the Company had (shown on the y-axis) cost of equipment sold and services of 54.2% and 55.8%, respectively, of net revenue; selling, general and administrative expenses of 27.4% and 25.7%, respectively, of net revenue; and research and development expenses of 10.1% and 9.9%, respectively, of net revenue. In addition, the graph shows that for the fiscal years 1993, 1994 and 1995 (shown on the x-axis) the Company had, as a percentage of net revenue (shown on the y-axis), cost of equipment sold and services, selling, general and administrative expenses and research and development expenses in the respective amounts provided in the table at the top of page 28 of the Annual Report.

A bar chart entitled "Net Earnings (In millions)" at the bottom left of page 28 of the 1995 Annual Report to Shareholders shows that for the fiscal years 1991, 1992, 1993, 1994 and 1995 (shown on the x-axis) the Company had net earnings (shown on the y-axis) in the respective amounts provided in the table entitled "Selected Financial Data (Unaudited)" on page 25 of the Annual Report.


EDGAR Version - Page 29

A bar chart entitled "Selected Cash Flows (In millions)" at the top right of page 29 of the 1995 Annual Report to Shareholders shows that for the fiscal years 1991 and 1992 (shown on the x-axis) the Company had cash flows from operating activities (shown on the y-axis) of $1,552 million and $1,288 million, respectively; capital expenditures of

$862 million and $1,032 million, respectively; and dividends paid of $120 million and $183 million, respectively. In addition, the bar chart shows that for the fiscal years 1993, 1994 and 1995 (shown on the x-axis) the Company had cash flows from operating activities and dividends paid (shown on the y-axis) in the respective amounts provided in the table entitled "Consolidated Statement of Cash Flows" on page 32 of the Annual Report. Finally, the bar chart shows that for the fiscal years 1993, 1994 and 1995 (shown on the x-axis) the Company had capital expenditures (shown on the y-axis) in the respective amounts shown as "Investment in property, plant and equipment" provided in the table entitled "Consolidated Statement of Cash Flows" on page 32 of the Annual Report.

A graph entitled "Asset Management (As a percentage of net revenue)" at the bottom right of page 29 of the 1995 Annual Report to Shareholders shows that for the fiscal years 1991, 1992, 1993, 1994 and 1995 (shown on the x-axis) the Company had (shown on the y-axis) net property, plant and equipment of 23.1%, 22.2%, 20.6%, 17.3%, and 14.9% respectively, of net revenue; accounts and notes receivable of 20.5%, 21.3%, 20.7%, 20.1% and 21.4%, respectively, of net revenue; and inventories of 15.7%, 15.9%, 18.2%, 17.1% and 19.1%, respectively, of net revenue.

EDGAR Version - Page 47

A bar chart entitled "Net Earnings Per Share (In dollars)" at the top right of page 47 of the 1995 Annual Report to Shareholders shows that for the fiscal quarters in the years of 1994 and 1995 (shown on the x-axis) the Company had net earnings per share (shown on the y-axis) in the respective amounts provided in the table entitled "Quarterly Summary (Unaudited)" on page 47 of the Annual Report. In addition, a note to the bar chart states that these amounts have been restated for the effect of a 2 for 1 stock split in 1995.

A bar chart entitled "Range of Common Stock Prices (In dollars per share)" at the bottom right of page 47 of the 1995 Annual Report to Shareholders shows that for the fiscal quarters in the years 1994 and 1995 (shown on the x-axis) the range of stock prices (shown on the y-axis) was in the respective amounts provided in the tables entitled "Quarterly Summary (Unaudited)" on page 47 of the Annual Report. In addition, a note to the bar chart states that these amounts have been restated for the effect of a 2 for 1 stock split in 1995.