Form 10-Q
period 1996-01-31
HEWLETT PACKARD CO
filed 1996-03-15
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-Q

  (Mark one)
     ___
    | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended January 31, 1996

                                     OR
     ___
    |   |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ___________ to __________

                        Commission file number:  1-4423

                            HEWLETT-PACKARD COMPANY
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           California                                 94-1081436
  -------------------------------                  ---------------
  (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                  Identification No.)

   3000 Hanover Street, Palo Alto, California             94304
  ------------------------------------------         -------------
   (Address of principal executive offices)            (Zip Code)

  Registrant's telephone number, including area code (415) 857-1501
                                                     --------------
  -----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X     No
                                                 -----      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding at January 31, 1996
  --------------------------            -------------------------------
  Common Stock, $1 par value                 509.9 million shares






                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  INDEX
                                  -----
                                                             Page No.
                                                             --------

 Part I. Financial Information

   Item 1. Financial Statements.

           Consolidated Condensed Balance Sheet
           January 31, 1996 (Unaudited)
           and October 31, 1995                                  2

           Consolidated Condensed Statement of Earnings
           (Unaudited) Three months ended January 31,
           1996 and 1995                                         3

           Consolidated Condensed Statement of Cash Flows
           (Unaudited) Three months ended January 31,
           1996 and 1995                                         4

           Notes to Consolidated Condensed Financial
           Statements (Unaudited)                                5

   Item 2. Management's Discussion and Analysis of Financial
           Condition, Results of Operations and Factors That
           May Affect Future Results (Unaudited).                6-8

 Part II. Other Information

   Item 4. Submission of Matters to a Vote of Security Holders.  9

   Item 6. Exhibits and Reports on Form 8-K.                     9

           Signature                                             10

           Exhibit Index                                         11



  Item 1.  Financial Statements.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEET
                     ------------------------------------

               (Millions except par value and number of shares)
                                                 January 31   October 31
                                                    1996         1995
                                                 ----------   ----------
                                                (Unaudited)
          Assets
          ------
  Current assets:
     Cash and cash equivalents                   $ 2,458       $ 1,973
     Short-term investments                          838           643
     Accounts and notes receivable                 6,479         6,735
     Inventories:
       Finished goods                              3,871         3,368
       Purchased parts and fabricated assemblies   2,917         2,645
     Other current assets                            933           875
                                                  ------        ------
     Total current assets                         17,496        16,239
                                                  ------        ------

  Property, plant and equipment (less accumulated
     depreciation: January 31, 1996 - $4,232;
     October 31, 1995 - $4,036)                    4,791         4,711
  Long-term investments and other assets           3,466         3,477
                                                  ------        ------
                                                  25,753        24,427
                                                  ======        ======

        Liabilities and Shareholders' Equity
        ------------------------------------

  Current liabilities:
     Notes payable and short-term borrowings     $ 3,437       $ 3,214
     Accounts payable                              2,160         2,422
     Employee compensation and benefits            1,468         1,568
     Taxes on earnings                             1,671         1,494
     Deferred revenues                               925           782
     Other accrued liabilities                     1,763         1,464
                                                 -------       -------
        Total current liabilities                 11,424        10,944
                                                 -------       -------

  Long-term debt                                   1,094           663
  Other liabilities                                  993           981

  Shareholders' equity:
     Preferred stock, $1 par value
        (300,000,000 shares authorized; none
         issued)
     Common stock and capital in excess of
        $1 par value (1,200,000,000 shares
        authorized; 509,932,000 and 509,955,000
        shares issued and outstanding at January
        31, 1996 and October 31,1995,
        respectively)                                850           871
     Retained earnings                            11,392        10,968
                                                 -------       -------
          Total shareholders' equity              12,242        11,839
                                                 -------       -------
                                                 $25,753       $24,427
                                                 =======       =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.


                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
              --------------------------------------------
                              (Unaudited)

                  (Millions except per share amounts)


                                                 Three months ended
                                                     January 31
                                                 ------------------
                                                    1996      1995
                                                    ----      ----
  Net revenue:
     Products                                      $8,040    $6,285
     Services                                       1,248     1,019
                                                   ------    ------
                                                    9,288     7,304
                                                   ------    ------

  Costs and expenses:
     Cost of products sold and services             5,988     4,547
     Research and development                         612       535
     Selling, general and administrative            1,493     1,290
                                                   ------    ------
                                                    8,093     6,372
                                                   ------    ------
  Earnings from operations                          1,195       932

  Interest income and other, net                       37        33

  Interest expense                                     70        46
                                                   ------    ------
  Earnings before taxes                             1,162       919

  Provision for taxes                                 372       317
                                                   ------    ------
  Net earnings                                     $  790    $  602
                                                   ======    ======
  Net earnings per share*                          $ 1.50    $ 1.15
                                                   ======    ======
  Cash dividends declared per share*               $  .40    $  .30
                                                   ======    ======
  Average shares and equivalents used
     in computing net earnings per share*             526       524
                                                   ======    ======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

* 1995 amounts have been restated to reflect the retroactive effect of the March 1995 2-for-1 stock split. See Note 5 for a discussion of the stock split.


                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                 (Unaudited)

                                 (Millions)

                                                    Three months ended
                                                        January 31
                                                    ------------------
                                                      1996       1995
                                                      ----       ----
  Cash flows from operating activities:
     Net earnings                                   $  790      $ 602
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
          Depreciation and amortization                289        273
          Deferred taxes on earnings                   (55)       (88)
          Changes in assets and liabilities:
            Accounts and notes receivable              263         24
            Inventories                               (743)      (128)
            Accounts payable                          (270)         4
            Taxes on earnings                          198         98
            Other current assets and liabilities        73        150
          Other, net                                    73         (5)
                                                    ------     ------
        Net cash provided by operating activities      618        930
                                                    ------     ------

  Cash flows from investing activities:
     Investment in property, plant and equipment      (429)      (386)
     Disposition of property, plant and equipment      138        118
     Purchase of short-term investments             (1,959)      (671)
     Maturities of short-term investments            1,824        621
     Other, net                                         (6)       ---
                                                    ------     ------
        Net cash used in investing activities         (432)      (318)
                                                    ------     ------

  Cash flows from financing activities:
     Change in notes payable and short-term
      borrowings                                       186       (413)
     Issuance of long-term debt                        441        289
     Payment of current maturities of long-term debt    (2)       (19)
     Issuance of common stock under employee
      stock plans                                       86         93
     Repurchase of common stock                       (309)      (177)
     Dividends                                        (103)       (76)
                                                    ------     ------
        Net cash provided by (used in)
        financing activities                           299       (303)
                                                    ------     ------

  Increase in cash and cash equivalents                485        309
  Cash and cash equivalents at beginning of period   1,973      1,357
                                                    ------     ------
  Cash and cash equivalents at end of period        $2,458     $1,666
                                                    ======     ======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

  Certain amounts have been reclassified to conform to the 1996 presentation.


                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                               (Unaudited)

  1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of January 31, 1996 and October 31, 1995, and the results of operations and cash flows for the three months ended January 31, 1996 and 1995.

        The results of operations for the three months ended January 31, 1996 are not necessarily indicative of the results to be expected for the full year.

  2. Net earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.

  3. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

  4. The Company paid interest of $58 million and $27 million during the three months ended January 31, 1996 and 1995, respectively. During the same periods, the Company paid income taxes of $208 million and $258 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

  5. The Company made a 2-for-1 split of its $1 par value common stock in the form of a 100 percent distribution to shareholders of record as of March 24, 1995. As a result of the stock split, authorized, outstanding and reserved common shares doubled and capital in excess of par value was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified. All references in the consolidated condensed statement of earnings for the period ended January 31, 1995 to number of shares and per share amounts of the Company's common stock have been restated.

  6. In December 1995, the Company acquired all of the outstanding shares of common stock of Convex Computer Corporation ("Convex") in exchange for 1,528,000 shares of the Company's common stock. Convex Computer Corporation designs, manufactures, markets and supports high performance computers for engineering, scientific and technical users. The merger has been accounted for using the pooling-of -interests method, however, the accompanying consolidated condensed financial statements have not been restated due to immateriality. Convex's accumulated deficit and results of operations have been included in the Company's consolidated condensed financial statements commencing from the effective date of the merger.

  7. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." The Company is required to adopt FAS 123 by fiscal 1997, and upon adoption will elect to continue to measure compensation cost for its employee stock compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma disclosure of net earnings and net earnings per share will reflect the difference between compensation cost included in net earnings and the related cost measured by the fair-value based method defined in FAS 123, including tax effects, that would have been recognized in the consolidated statement of earnings if the fair value-based method had been used.


                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


  Item 2.  Management's Discussion and Analysis of Financial
           Condition, Results of Operations and Factors That May
           Affect Future Results (Unaudited).

  RESULTS OF OPERATIONS

  Net Revenue - Net revenue for the first three months of fiscal 1996 was $9.3 billion, an increase of 27 percent from the same period of fiscal 1995. Product sales increased 28 percent and service revenue grew 22 percent over the corresponding period of fiscal 1995. Net revenue grew 33 percent to $5.5 billion internationally and 20 percent to $3.8 billion in the U.S.

  The first quarter growth in net revenue was principally due to strong demand for the Company's printer products and related supplies, personal computer and PC networking products, PC and UNIX servers, and professional services and consulting.

  Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 64.5 percent for the first quarter of fiscal 1996, compared to 62.3 percent for the first quarter of fiscal 1995. This increase over fiscal 1995 was the result of continued competitive pricing pressures, an ongoing shift in the mix of products sold towards lower-margin, high-volume product families, and ramp-up costs for continued introductions of new products. These factors are likely to continue to cause the cost of sales ratio to trend upward in the future.

  Operating expenses as a percentage of net revenue were 22.6 percent for the first quarter of fiscal 1996, compared to 24.9 percent for the first quarter of fiscal 1995, a decrease of 2.3 percentage points. This decrease reflects ongoing efforts to achieve expense structures appropriate for the Company's changing business. Operating expenses increased 15 percent for the first quarter of fiscal 1996 over the corresponding year-ago period. This increase resulted primarily from increased marketing and selling expenses, reflecting increased advertising and commissions, and research and development expenses, reflecting the Company's commitment to ensuring a continuing flow of high quality products. A part of the increase is also attributable to increased employment in selected operating areas.

  Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 32.0 percent for the first quarter of fiscal 1996, compared to 34.5 percent for the first quarter of fiscal 1995. The lower tax rate resulted from changes in the geographic mix of the Company's earnings and resolution of certain issues related to tax returns filed in previous years.

  Net Earnings - Net earnings for the first quarter of fiscal 1996 were $790 million or $1.50 per share on an average of 526 million shares, compared to net earnings of $602 million, or $1.15 per share on an average of 524 million shares for the first quarter of fiscal 1995, as restated to reflect the retroactive effect of the March 1995 2-for-1 stock split.

  FINANCIAL CONDITION

  Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $3.3 billion at January 31, 1996, compared with $2.6 billion at October 31, 1995. Cash flows from operating activities were $618 million during the first three months of fiscal 1996 compared to $930 million for the corresponding period of fiscal 1995.

  Despite higher net earnings, cash generated from operations declined compared to the prior period primarily as a result of significant growth in inventories, partially offset by a decline in accounts and notes receivable. Inventories grew 54% compared to the year-ago quarter versus revenue growth of 27% for the same period.



  The Company believes that the majority of this increase was necessary to meet increased demand and customer delivery expectations, due in part to increasing presence in the retail channel. Inventory management, however, continues to be an area of focus.

  Capital expenditures for the first three months of fiscal 1996 were $429 million, compared to $386 million for the corresponding period in the previous year. The increase in capital expenditures was primarily due to expansion of capacity for increased levels of business.

  The changes in investment and borrowing activities during the first three months of fiscal 1996, when compared to the same period in 1995, resulted from changes in the Company's liquidity requirements to meet short-term working capital needs.

  Under the Company's ongoing stock repurchase program, shares have been purchased periodically to meet employee stock plan requirements. During the three months ended January 31, 1996, the Company purchased and retired approximately 3.7 million shares for an aggregate price of $309 million. During the three months ended January 31, 1995, the Company repurchased and retired approximately 3.8 million shares for an aggregate price of $177 million.

  FACTORS THAT MAY AFFECT FUTURE RESULTS

  HP's future operating results may be adversely affected if the Company is unable to continue to rapidly develop, manufacture and market innovative products that meet customers' needs. The process of developing new high technology products is complex and uncertain and requires accurate anticipation of customer needs and technological trends.
  After the products are developed, the Company must quickly manufacture them in sufficient volumes at acceptable costs to meet demand.

  In addition, portions of the Company's manufacturing operations are dependent on the ability of significant suppliers to deliver completed products, integral subassemblies and components in time to meet critical distribution and manufacturing schedules. The Company periodically experiences constrained supply of certain component parts in some product lines, as a result of strong demand in those product lines as well as strong demand in the industry. Continued constraints may adversely affect the Company's operating results until alternate sourcing could be developed.

  The Company continues to expand into third-party distribution channels to accommodate changing industry practices and customer preferences. As more of the Company's products are distributed through resellers, these resellers become more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of these resellers substantially weakens.

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


  A portion of the Company's research and development activities, its corporate headquarters and other critical business operations are located near major earthquake faults. The ultimate impact on the Company, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly self-insured for losses and interruptions caused by earthquakes.

  Although the Company believes that it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial results.



                         PART II.  OTHER INFORMATION
                         ---------------------------

  Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Company's Annual Meeting of Shareholders was held on February 27, 1996.

        (b) At said Annual Meeting, shareholders voted on two matters: the election of directors and the appointment of Price Waterhouse LLP as the Company's independent accountants. The shareholders elected all members of the management slate in an uncontested election and approved the appointment of independent accountants, by the following votes, respectively.

  Directors
  ---------                                            Votes Withheld/
  Director                          Votes For          Abstentions
  --------                          ---------          ---------------

  Thomas E. Everhart                416,604,382        1,017,777
  John B. Fery                      416,549,193        1,072,966
  Jean-Paul G. Gimon                416,608,421        1,013,738
  Sam Ginn                          416,582,504        1,039,655
  Richard A. Hackborn               416,619,862        1,002,297
  Walter B. Hewlett                 416,608,767        1,013,392
  George A. Keyworth II             416,607,509        1,014,650
  David M. Lawrence, M.D.           416,545,752        1,076,407
  Paul F. Miller, Jr.               416,608,977        1,013,182
  Susan P. Orr                      416,597,382        1,024,777
  David W. Packard                  416,600,506        1,021,653
  Donald E. Petersen                416,597,498        1,024,661
  Lewis E. Platt                    416,624,124          998,035
  Robert P. Wayman                  416,599,350        1,022,809

  Accountants
  -----------
                                                     Votes Withheld/
     Votes for               Votes Against             Abstentions
     ---------               -------------           --------------

    416,718,437                409,171                  494,551

  Item 6. Exhibits and Reports on Form 8-K.

        (a)    Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 11 of this report.

        (b)    Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended January 31, 1996.



                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                 SIGNATURE
                                 ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEWLETT-PACKARD COMPANY
                                          (Registrant)



  Dated: March 14, 1996                   By: ROBERT P. WAYMAN
                                              -------------------------
                                              Robert P. Wayman
                                              Executive Vice President,
                                              Finance and Administration
                                              (Chief Financial Officer)

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


                              EXHIBIT INDEX
                              -------------

  Exhibits:

    1.     Not applicable.

    2.     None.

    3.     Amended Bylaws.

    4.     None.

    5-9.   Not applicable.

    10-11. None.

    12-14. Not applicable.

    15.    None.

    16-17. Not applicable.

    18-19. None.

    20-21. Not applicable.

    22-24. None.

    25-26. Not applicable.

    27.    Financial Data Schedule.

    28.    Not applicable.

    99.    None.