Form 10-Q
period 1996-04-30
HEWLETT PACKARD CO
filed 1996-06-13
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

(Mark one)
   ___
  | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended April 30, 1996

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

__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes    X     No
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at April 30, 1996
- -------------------                      -----------------------------
Common Stock, $1 par value                   511.2 million shares

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   INDEX
                                   -----

                                                                     Page No.
                                                                     ________


Part I.  Financial Information

   Item 1. Financial Statements.

           Consolidated Condensed Balance Sheet
           April 30, 1996 (Unaudited) and October 31, 1995               2

           Consolidated Condensed Statement of Earnings (Unaudited)
           Three months and six months ended April 30, 1996 and 1995     3

           Consolidated Condensed Statement of Cash Flows (Unaudited)
           Six months ended April 30, 1996 and 1995                      4

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                   5

   Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future
           Results (Unaudited).                                          6-10

Part II. Other Information

   Item 5. Other Information.                                            11

   Item 6. Exhibits and Reports on Form 8-K.                             11

           Signature                                                     12

           Exhibit Index                                                 13

Item 1.  Financial Statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------

              (Millions except par value and number of shares)
                                                 April 30      October 31
                                                   1996           1995
                                                ----------     ----------
                   Assets                       (Unaudited)
                  ------

Current assets:
   Cash and cash equivalents                       $ 1,901       $ 1,973
   Short-term investments                            1,387           643
   Accounts and notes receivable                     7,025         6,735
   Inventories:
      Finished goods                                 3,991         3,368
      Purchased parts and fabricated assemblies      2,744         2,645
   Other current assets                              1,056           875
                                                   -------       -------
      Total current assets                          18,104        16,239
                                                   -------       -------

Property, plant and equipment (less accumulated
   depreciation: April 30, 1996 - $4,388;
   October 31, 1995 - $4,036)                        5,017         4,711
Long-term investments and other assets               3,797         3,477
                                                   -------       -------
                                                   $26,918       $24,427
                                                   =======       =======

       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings         $ 3,500       $ 3,214
   Accounts payable                                  2,181         2,422
   Employee compensation and benefits                1,750         1,568
   Taxes on earnings                                 1,543         1,494
   Deferred revenues                                   961           782
   Other accrued liabilities                         1,776         1,464
                                                   -------       -------
      Total current liabilities                     11,711        10,944
                                                   -------       -------

Long-term debt                                       1,193           663
Other liabilities                                    1,012           981

Shareholders' equity:
   Preferred stock, $1 par value; 300,000,000
    shares authorized; none issued
   Common stock and capital in excess of $1 par
    value; 1,200,000,000 shares authorized;
    511,214,000 and 509,955,000 shares issued and
    outstanding at April 30, 1996 and October 31,
    1995, respectively (proforma for 2-for-1 stock
    split [see note 5]: 2,400,000,000 shares
    authorized; 1,022,428,000 shares issued and
    outstanding at April 30, 1996)                     888           871
   Retained earnings                                12,114        10,968
                                                   -------       -------
      Total shareholders' equity                    13,002        11,839
                                                   -------       -------
                                                   $26,918       $24,427
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



                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                  --------------------------------------------
                                 (Unaudited)

                     (Millions except per share amounts)

                                    Three months ended      Six months ended
                                        April 30               April 30
                                    ------------------      ----------------
                                      1996     1995           1996      1995
                                      ----     ----           ----      ----
Net revenue:
   Products                         $8,582   $6,339        $16,622   $12,624
   Services                          1,298    1,089          2,546     2,108
                                    ------   ------        -------   -------
                                     9,880    7,428         19,168    14,732
                                    ------   ------        -------   -------

Costs and expenses:
   Cost of products sold and
     services                        6,498    4,654         12,486     9,201
   Research and development            691      556          1,303     1,091
   Selling, general and
     administrative                  1,650    1,343          3,143     2,633
                                    ------   ------        -------   -------
                                     8,839    6,553         16,932    12,925
                                    ------   ------        -------   -------

Earnings from operations             1,041      875          2,236     1,807

Interest income and other, net          62       26             99        59
Interest expense                        73       47            143        93
                                    ------   ------        -------   -------

Earnings before taxes                1,030      854          2,192     1,773

Provision for taxes                    307      277            679       594
                                    ------   ------        -------   -------
Net earnings                        $  723   $  577        $ 1,513   $ 1,179
                                    ======   ======        =======   =======
Net earnings per share              $ 1.37   $ 1.10        $  2.87   $  2.25
                                    ======   ======        =======   =======
Cash dividends declared per share   $  ---   $  .20        $   .40   $   .50
                                    ======   ======        =======   =======
Average shares and equivalents
 used in computing net earnings
 per share                             528      526            527       525
                                    ======   ======        =======   =======

Proforma for 2-for-1 stock split (see note 5):

  Net earnings per share               .69      .55           1.44      1.12
                                    ======   ======        =======   =======
  Cash dividends declared per share    ---      .10            .20       .25
                                    ======   ======        =======   =======
  Average shares and equivalents
  used in computing net earnings
  per share                          1,055    1,052          1,054     1,050
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


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                 (Unaudited)

                                 (Millions)
                                                       Six months ended
                                                           April 30
                                                      -----------------
                                                        1996    1995
                                                        ----    ----
Cash flows from operating activities:
   Net earnings                                        $1,513  $1,179
   Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                     590     539
        Deferred taxes on earnings                        (97)    (67)
        Change in assets and liabilities:
         Accounts and notes receivable                   (284)   (413)
         Inventories                                     (690)   (343)
         Accounts payable                                (249)    316
         Taxes on earnings                                 93      (9)
         Other current assets and liabilities             392     467
        Other, net                                         52     (78)
                                                       ------  ------
         Net cash provided by operating activities      1,320   1,591
                                                       ------  ------

Cash flows from investing activities:
  Investment in property, plant and equipment            (969)   (700)
  Disposition of property, plant and equipment            197     179
  Purchases of short-term investments                  (3,167) (1,637)
  Maturities of short-term investments                  2,542   1,698
  Purchases of long-term investments                     (344)   (100)
  Other, net                                               (1)    (22)
                                                       ------  ------
         Net cash used in investing activities         (1,742)   (582)
                                                       ------  ------

Cash flows from financing activities:
  Change in notes payable and short-term borrowings       247    (349)
  Issuance of long-term debt                              551     401
  Payment of current maturities of long-term debt          (3)   (255)
  Issuance of common stock under employee stock plans     188     184
  Repurchase of common stock                             (425)   (260)
  Dividends                                              (205)   (153)
  Other, net                                               (3)      2
                                                       ------  ------
         Net cash provided by (used in) financing
         activities                                       350    (430)
                                                       ------  ------
(Decrease)/Increase in cash and cash equivalents          (72)    579
Cash and cash equivalents at beginning of period        1,973   1,357
                                                       ------  ------
Cash and cash equivalents at end of period             $1,901  $1,936
                                                       ======  ======

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

The accompanying notes are an integral part of these consolidated condensed financial statements.


                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                              (Unaudited)

1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of April 30, 1996 and October 31, 1995, the results of operations for the three months and six months ended April 30, 1996 and 1995, and the cash flows for the six months ended April 30, 1996 and 1995.

     The results of operations for the three months and six months ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

4. The Company paid interest of $107 million and $79 million during the six months ended April 30, 1996 and 1995, respectively. During the same periods, the Company paid income taxes of $630 million and $611 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

5. On May 17, 1996, the Company's Board of Directors approved a 2-for-1 stock split of the Company's $1 par value common stock in the form of a 100 percent distribution, to be made on or about July 15, 1996 to shareholders of record on June 21, 1996. As a result of the split, authorized common shares will double. The par value of the Company's common stock after the stock split will remain $1. Retained earnings will be reduced by the par value of the additional shares issued.
     The rights of the holders of these securities will not otherwise be modified. Proforma net earnings per share and common shares authorized, issued and outstanding which give effect to the stock split have been disclosed in the accompanying consolidated condensed financial statements.

     In addition, the quarterly dividend on the Company's common stock (pre-split) declared for the third quarter of fiscal 1996 reflects a 20 percent increase to 24 cents per share, compared to 20 cents per share paid for each of the first and second quarters of the fiscal year. After the split is effected, the adjusted dividend will be 12 cents per share per quarter. The third quarter dividend will be paid at the new rate to shareholders of record on June 19, 1996, and is payable on July 10, 1996.

6. In December 1995, the Company acquired all of the outstanding shares of common stock of Convex Computer Corporation ("Convex") in exchange for 1,528,000 shares of the Company's common stock. Convex designs, manufactures, markets and supports high performance computers for engineering, scientific and technical users. The merger has been accounted for using the pooling-of-interests method. However, the accompanying consolidated condensed financial statements have not been restated due to immateriality. Convex's accumulated deficit and results of operations have been included in the Company's consolidated condensed financial statements commencing from the effective date of the merger.

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


Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future Results (Unaudited).

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS
- ---------------------

Net Revenue - Net revenue for the second quarter ended April 30, 1996 was $9.9 billion, an increase of 33 percent from the same period of fiscal 1995. Product sales increased 35 percent and service revenue grew 19 percent over the corresponding period of fiscal 1995. Net revenue grew 28 percent to $5.5 billion internationally and 39 percent to $4.4 billion in the U.S.

Net revenue for the first six months of fiscal 1996 was $19.2 billion, an increase of 30 percent from the same period of fiscal 1995. Product sales increased 32 percent and service revenue grew 21 percent over the corresponding period of fiscal 1995. Net revenue grew 31 percent to $11.0 billion internationally and 30 percent to $8.1 billion in the U.S.

The growth in net revenue for the second quarter and first half of fiscal 1996 was principally due to strong demand for the Company's printer products and related supplies, personal computer and PC networking products, PC and UNIX servers, test and measurement products, and professional services and consulting.

Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 65.8 percent for the second quarter and 65.1 percent for the first half of fiscal 1996, compared to 62.7 percent for the second quarter and 62.5 percent for the first half of fiscal 1995. These increases over the year-ago periods were the result of continued competitive pricing pressures, an ongoing shift in the mix of products sold towards lower-margin, high-volume product families, and transition costs for continued introductions of new products. These factors are likely to continue to cause the cost of sales ratio to trend upward in the future. Specifically in the second quarter, new product introduction delays in the workstation and disk storage businesses also contributed to the overall increase in the cost of sales ratio over the year-ago period.

Operating expenses as a percentage of net revenue were 23.7 percent for the second quarter and 23.2 percent for the first half of fiscal 1996, compared to 25.6 percent for the second quarter and 25.3 percent for the first half of fiscal 1995. These decreases from fiscal 1995 reflect ongoing efforts to achieve expense structures appropriate for the Company's changing business and rapid expansion of the net revenue base in fiscal 1996. Operating expenses increased 23 percent for the second quarter and 19 percent for the first half of fiscal 1996 over the corresponding year-ago periods. These increases resulted primarily from increased marketing and selling expenses as a result of increased advertising and commissions, and increased research and development expenses, reflecting the Company's commitment to ensuring a continuing flow of high quality products. Additionally, recent acquisitions of Convex Computer Corporation and certain of the assets of SecureWare Inc. contributed to the second quarter increase in operating expenses. A part of these increases is also attributable to increased employment in selected operating areas.


Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 30 percent for the second quarter and 31 percent for the first half of fiscal 1996, compared to 32.4 percent for the second quarter and 33.5 percent for the first half of fiscal 1995. The lower tax rates in fiscal 1996 resulted from changes in the geographic mix of the Company's earnings and resolution of certain issues related to tax returns filed in previous years.

Net Earnings - Net earnings for the second quarter of fiscal 1996 were $723 million, or $1.37 per share on an average of 528 million shares, compared to net earnings of $577 million or $1.10 per share on an average of 526 million shares for the second quarter of fiscal 1995. For the six months ended April 30, 1996, net earnings were $1,513 million, or $2.87 per share on an average of 527 million shares, compared to net earnings of $1,179 or $2.25 per share on an average of 525 million shares for the first half of fiscal 1995.

FINANCIAL CONDITION
- -------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $3.3 billion at April 30, 1996, compared with $2.6 billion at October 31, 1995. Cash flows from operating activities were $1.3 billion during the first six months of fiscal 1996, compared to $1.6 billion for the corresponding period of fiscal 1995.

Despite higher net earnings, cash provided by operations declined compared to the first half of fiscal 1995, primarily as a result of reductions in accounts payable due to the timing of payments since October 31, 1995 and growth in inventories, partially offset by relatively slower growth in accounts and notes receivable.

Inventories grew 46 percent over the year-ago half versus revenue growth of 30 percent for the same period. The Company believes that the majority of the increase in inventories was necessary to meet increased demand and customer delivery expectations, due primarily to heavy new product introductions in the first half of fiscal 1996 and an increasing presence in the retail channel. Inventory management, however, continues to be an area of focus.


Capital expenditures for the first six months of fiscal 1996 were $969 million, compared to $700 million for the corresponding period in fiscal 1995. The increase in capital expenditures was primarily due to expansion of capacity for increased levels of business.

The changes in investment and borrowing activities during the first half of fiscal 1996, when compared to the same period in fiscal 1995, resulted from the Company's liquidity requirements to meet short-term working capital needs.

Under the Company's ongoing stock repurchase program, shares have been purchased periodically to meet employee stock plan requirements. During each of the six months ended April 30, 1996 and 1995, the Company purchased and retired approximately 5.0 million shares for an aggregate price of $425 million and $260 million, respectively.

FACTORS THAT MAY AFFECT FUTURE RESULTS
- --------------------------------------

HP's future operating results may be adversely affected if the Company is unable to continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements. The process of developing new high technology products and solutions is complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. The Company then must make long-term investments and commit significant resources before knowing whether its predictions will eventually result in products that achieve market acceptance. After a product is developed, the Company must quickly ramp manufacturing in sufficient volumes at acceptable costs.
This is a process that requires accurate forecasting of volumes, mix of products and configurations. Moreover, the supply and timing of a new product or service must match the customers' demand and timing for those particular products or services. Given the wide variety of systems, products and services which the Company offers, the process of planning production and managing inventory levels becomes increasingly difficult.

The short life cycles of many of the Company's products pose a challenge for the effective management of the transition from existing products to new products and could adversely affect the Company's future operating results. Product development or manufacturing delays, variations in product costs, and delays in customer purchases of existing products in anticipation of new product introductions are among the factors that make a smooth transition from current products to new products difficult. In addition, the timing of competitors' introductions of new products and services may negatively affect the future operating results of the Company, especially when these introductions coincide with periods leading up to the Company's own introduction of new or enhanced products. Furthermore, some of the Company's own new products replace or compete with others of the Company's current products.


In addition, portions of the company's manufacturing operations are dependent on the ability of suppliers to deliver components, integral subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in those product lines and in the industry as a whole. Continued constraints may adversely affect the Company's operating results until alternate sourcing could be developed. In order to secure components for production and introduction of new products, the Company frequently makes advanced payments to certain suppliers and often enters into noncancelable purchase commitments with vendors with respect to the purchase of components. Volatility in the prices of these component parts, the possible inability of the Company to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company's future operating results.

The Company continues to expand into third-party distribution channels to accomodate changing industry practices and customer preferences. As more of the Company's products are distributed through resellers, the financial health of these resellers and the Company's continuing relationships with them become more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of these resellers substantially weakens or the Company's relationship with such resellers deteriorates.

Sales outside the United States make up more than half of the Company's revenues. In addition, a portion of the Company's product and component manufacturing, along with key suppliers, are located outside the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters.

As a matter of course, the Company frequently engages in discussions with a variety of parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although the consummation of any transaction is unlikely to have a material effect on the Company's results as a whole, the implementation or integration of the transaction may contribute to the Company's results differing from the investment community's expectation in a given quarter. Acquisitions and strategic alliances may require, among other things, integration or coordination with a different company culture, management team organization, and business infrastructure. They may also require the development, manufacture and marketing of product offerings with the Company's products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of the transaction, successful integration or implementation depends on a variety of factors, including the hiring and retention or coordination of key employees, management of geographically separate facilities, and the integration or coordination of different research and development and product manufacturing facilities.
All of these efforts require varying levels of management resources, which may temporarily adversely impact other business operations.


A portion of the Company's research and development activities, its corporate headquarters, other critical business operations and certain of its suppliers are located near major earthquake faults. The ultimate impact on the Company, its significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominately self-insured for losses and interruptions caused by earthquakes.

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

Although the Company believes that it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. The Company's stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community are among the factors affecting the Company's stock price. In addition, the stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to the Company's performance. Because of the foregoing reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.


                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 5.  Other Information.

         On May 17, 1996, the Company's Board of Directors approved a 2-for-1 stock split of the Company's $1 par value common stock in the form of a 100 percent distribution to shareholders of record on June 21, 1996. As a result of the split, authorized, outstanding, and reserved common shares will double. Retained earnings will be reduced by the par value of the additional common shares issued. The rights of the holders of these securities will not otherwise be modified.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

                 A list of exhibits is set forth in the Exhibit Index found on page 13 of this report.

        (b) Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the three months ended April 30, 1996.


                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEWLETT-PACKARD COMPANY
                                       (Registrant)



Dated: June 13, 1996                    By:ROBERT P. WAYMAN
                                           -------------------------
                                           Robert P. Wayman
                                           Executive Vice President,
                                           Finance and Administration
                                           (Chief Financial Officer)



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