Form 10-Q
period 1996-07-31
HEWLETT PACKARD CO
filed 1996-09-16
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

(Mark one)
   ___
  | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended July 31, 1996

                                    OR
   ___
  |   |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to __________

                      Commission file number:  1-4423

                          HEWLETT-PACKARD COMPANY
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

       California                                   94-1081436
- -------------------------------                 ------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)

3000 Hanover Street, Palo Alto, California             94304
- ------------------------------------------           --------
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

                                          Yes    X     No
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at July 31, 1996
- -------------------                      -----------------------------
Common Stock, $1 par value                   1.02 billion shares

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   INDEX
                                   -----

                                                                     Page No.
                                                                     ________


Part I.  Financial Information

   Item 1. Financial Statements.

           Consolidated Condensed Balance Sheet
           July 31, 1996 (Unaudited) and October 31, 1995                2

           Consolidated Condensed Statement of Earnings (Unaudited)
           Three months and nine months ended July 31, 1996 and 1995     3

           Consolidated Condensed Statement of Cash Flows (Unaudited)
           Nine months ended July 31, 1996 and 1995                      4

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                   5

   Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future
           Results (Unaudited).                                          6-10

Part II. Other Information

   Item 5. Other Information.                                            11

   Item 6. Exhibits and Reports on Form 8-K.                             11

           Signature                                                     12

           Exhibit Index                                                 13

Item 1.  Financial Statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------

              (Millions except par value and number of shares)
                                                 July 31       October 31
                                                   1996           1995
                                                -----------    ----------
                   Assets                       (Unaudited)
                   ------

Current assets:
   Cash and cash equivalents                       $ 1,857       $ 1,973
   Short-term investments                            1,857           643
   Accounts and notes receivable                     6,546         6,735
   Inventories:
      Finished goods                                 4,136         3,368
      Purchased parts and fabricated assemblies      2,757         2,645
   Other current assets                              1,100           875
                                                   -------       -------
      Total current assets                          18,253        16,239
                                                   -------       -------

Property, plant and equipment (less accumulated
   depreciation: July 31, 1996 - $4,556;
   October 31, 1995 - $4,036)                        5,213         4,711
Long-term investments and other assets               3,858         3,477
                                                   -------       -------
                                                   $27,324       $24,427
                                                   =======       =======

       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings         $ 3,303       $ 3,214
   Accounts payable                                  2,109         2,422
   Employee compensation and benefits                1,525         1,568
   Taxes on earnings                                 1,517         1,494
   Deferred revenues                                   982           782
   Other accrued liabilities                         1,981         1,464
                                                   -------       -------
      Total current liabilities                     11,417        10,944
                                                   -------       -------

Long-term debt                                       1,971           663
Other liabilities                                    1,047           981

Shareholders' equity:
   Preferred stock, $1 par value; 300,000,000
    shares authorized; none issued
   Common stock and capital in excess of $1 par
    value; 2,400,000,000 shares authorized;
    1,016,814,000 and 1,019,910,000 shares issued
    and outstanding at July 31, 1996 and October
    31, 1995, respectively*                          1,105         1,381
   Retained earnings*                               11,784        10,458
                                                   -------       -------
      Total shareholders' equity                    12,889        11,839
                                                   -------       -------
                                                   $27,324       $24,427
                                                   =======       =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

* 1995 amounts have been restated to reflect the retroactive effect of the July 1996 2-for-1 stock split. See Note 5 for a discussion of the stock split.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                  --------------------------------------------
                                 (Unaudited)

                     (Millions except per share amounts)

                                    Three months ended     Nine months ended
                                         July 31                July 31
                                    ------------------     -----------------
                                      1996     1995           1996      1995
                                      ----     ----           ----      ----
Net revenue:
   Products                         $7,783   $6,606        $24,404   $19,230
   Services                          1,322    1,133          3,869     3,241
                                    ------   ------        -------   -------
                                     9,105    7,739         28,273    22,471
                                    ------   ------        -------   -------

Costs and expenses:
   Cost of products sold and
     services                        6,194    4,907         18,680    14,108
   Research and development            708      587          2,011     1,678
   Selling, general and
     administrative                  1,592    1,421          4,735     4,054
                                    ------   ------        -------   -------
                                     8,494    6,915         25,426    19,840
                                    ------   ------        -------   -------

Earnings from operations               611      824          2,847     2,631

Interest income and other, net          89       96            188       155
Interest expense                        84       53            227       146
                                    ------   ------        -------   -------

Earnings before taxes                  616      867          2,808     2,640

Provision for taxes                    191      291            870       885
                                    ------   ------        -------   -------
Net earnings                        $  425   $  576        $ 1,938   $ 1,755
                                    ======   ======        =======   =======
Net earnings per share*             $  .40   $  .55        $  1.84   $  1.67
                                    ======   ======        =======   =======
Cash dividends declared per share*  $  .24   $  .10        $   .44   $   .35
                                    ======   ======        =======   =======
Average shares and equivalents
 used in computing net earnings
 per share*                          1,053    1,054          1,053     1,052
                                    ======   ======        =======   =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

* 1995 amounts have been restated to reflect the retroactive effect of the July 1996 2-for-1 stock split. See Note 5 for a discussion of the stock split.


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                 (Unaudited)

                                 (Millions)
                                                      Nine months ended
                                                          July 31
                                                      -----------------
                                                        1996    1995
                                                        ----    ----
Cash flows from operating activities:
   Net earnings                                        $1,938  $1,755
   Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                     931     822
        Deferred taxes on earnings                       (146)    (99)
        Change in assets and liabilities:
         Accounts and notes receivable                    198    (643)
         Inventories                                     (848) (1,215)
         Accounts payable                                (321)    475
         Taxes on earnings                                 60     290
         Other current assets and liabilities             213     181
        Other, net                                         18    (125)
                                                       ------  ------
         Net cash provided by operating activities      2,043   1,441
                                                       ------  ------

Cash flows from investing activities:
  Investment in property, plant and equipment          (1,500) (1,050)
  Disposition of property, plant and equipment            249     218
  Purchases of short-term investments                  (5,842) (2,293)
  Maturities of short-term investments                  4,747   2,668
  Purchases of long-term investments                     (344)   (206)
  Other, net                                               17     (58)
                                                       ------  ------
         Net cash used in investing activities         (2,673)   (721)
                                                       ------  ------

Cash flows from financing activities:
  Change in notes payable and short-term borrowings        44     244
  Issuance of long-term debt                            1,360     406
  Payment of current maturities of long-term debt         (24)   (266)
  Issuance of common stock under employee stock plans     267     258
  Repurchase of common stock                             (802)   (384)
  Dividends                                              (328)   (256)
  Other, net                                               (3)      -
                                                       ------  ------
         Net cash provided by financing
         activities                                       514       2
                                                       ------  ------
(Decrease)/Increase in cash and cash equivalents         (116)    722
Cash and cash equivalents at beginning of period        1,973   1,357
                                                       ------  ------
Cash and cash equivalents at end of period             $1,857  $2,079
                                                       ======  ======

The accompanying notes are an integral part of these consolidated condensed financial statements.

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.


                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                              (Unaudited)

1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of July 31, 1996 and October 31, 1995, the results of operations for the three months and nine months ended July 31, 1996 and 1995, and the cash flows for the nine months ended July 31, 1996 and 1995.

     The results of operations for the three months and nine months ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

4. The Company paid interest of $194 million and $132 million during the nine months ended July 31, 1996 and 1995, respectively. During the same periods, the Company paid income taxes of $899 million and $839 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

5. On May 17, 1996, the Company's Board of Directors approved a 2-for-1 stock split of the Company's $1 par value common stock in the form of a 100 percent distribution to shareholders of record as of June 21, 1996. As a result of the stock split which took effect in July
     1996, authorized, outstanding, and reserved common shares doubled and retained earnings was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified. All share and per share amounts, and October 31, 1995 common stock and retained earnings balances, have been restated to reflect the retroactive effect of the stock split.

6. In December 1995, the Company acquired all of the outstanding shares of common stock of Convex Computer Corporation ("Convex") in exchange for 3,056,000 shares of the Company's common stock. Convex designs, manufactures, markets and supports high performance computers for engineering, scientific and technical users. The merger has been accounted for using the pooling-of-interests method. However, the accompanying consolidated condensed financial statements have not been restated due to immateriality. Convex's accumulated deficit and results of operations have been included in the Company's consolidated condensed financial statements commencing from the effective date of the merger.

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


Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future Results (Unaudited).

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS
- ---------------------

Net Revenue - Net revenue for the third quarter ended July 31, 1996 was $9.1 billion, an increase of 18 percent from the same period of fiscal 1995. Product sales increased 18 percent and service revenue grew 17 percent over the corresponding period of fiscal 1995. Net revenue grew 14 percent to $4.9 billion internationally and 23 percent to $4.2 billion in the U.S.

Net revenue for the first nine months of fiscal 1996 was $28.3 billion, an increase of 26 percent from the same period of fiscal 1995. Product sales increased 27 percent and service revenue grew 19 percent over the corresponding period of fiscal 1995. Net revenue grew 25 percent to $16.0 billion internationally and 27 percent to $12.3 billion in the U.S.

The growth in net revenue for the third quarter and first nine months of fiscal 1996 was principally due to strong demand for the Company's printer products and related supplies, personal computer products, PC and UNIX servers, test and measurement products, and professional services and consulting.

Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 68.0 percent for the third quarter and 66.1 percent for the first nine months of fiscal 1996, compared to 63.4 percent for the third quarter and 62.8 percent for the first nine months of fiscal
1995. These increases over the year-ago periods were the result of continued competitive pricing pressures, an ongoing shift in the mix of products sold towards lower gross margin product families, and transition costs for continued introductions of new products. Specifically in the third quarter, excess supply in the channel exacerbated pricing pressures on inkjet printers, causing the Company to reduce prices significantly.
In addition, the general slowdown in certain businesses such as components and semiconductor test contributed to the increase in the cost of sales ratio as fixed costs were spread over lower volumes than expected. These types of factors are likely to continue to cause the cost of sales ratio to trend upward in the future. Pretax charges of approximately $135 million related to the exit from disk-mechanism manufacturing and the related operating losses in that business also contributed to the overall increase in the cost of sales ratio over the year-ago period. Cost of products sold and services as a percentage of net revenue would have been 66.0 percent for the third quarter without these factors, and 65.1 percent for the nine months ended July 31, 1996.

Operating expenses as a percentage of net revenue were 25.3 percent for the third quarter and 23.8 percent for the first nine months of fiscal 1996, compared to 26.0 percent for the third quarter and 25.5 percent for the first nine months of fiscal 1995. These decreases from fiscal 1995 reflect ongoing efforts to achieve expense structures appropriate for the Company's changing business and expansion of the net revenue base in fiscal 1996. Operating expenses increased 15 percent for the third quarter and 18 percent for the first nine months of fiscal 1996 over the corresponding year-ago periods. These increases resulted primarily from increased marketing and selling expenses as a result of increased advertising and commissions, and increased research and development expenses, reflecting the Company's commitment to ensuring a continuing flow of high quality products. A part of these increases is also attributable to increased employment in operating areas. Additionally, acquisitions of Convex Computer Corporation and certain of the assets of DP-TEK Development Company LLC contributed to the third quarter increase in operating expenses. However, that increase was substantially offset by unrelated favorable currency impacts.


Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 31.0 percent for the third quarter and first nine months of fiscal 1996, compared to 33.5 percent for the third quarter and first nine months of fiscal 1995. The lower tax rates in fiscal 1996 resulted from changes in the geographic mix of the Company's earnings and resolution of certain issues related to tax returns filed in previous years.

Net Earnings - Net earnings for the third quarter of fiscal 1996 were $425 million, or 40 cents per share on an average of 1.05 billion shares, compared to net earnings of $576 million or 55 cents per share on an average of 1.05 billion shares for the third quarter of fiscal 1995. For the nine months ended July 31, 1996, net earnings were $1.9 billion, or $1.84 per share on an average of 1.05 billion shares, compared to net earnings of $1.8 billion or $1.67 per share on an average of 1.05 billion shares for the first nine months of fiscal 1995. The 1995 per share amounts have been restated to reflect the retroactive effect of the July 1996 stock split.

The decrease in third quarter net earnings is primarily attributable to charges to exit disk-mechanism manufacturing and the related operating losses in that business. Without these, third quarter net earnings would have been 53 cents, a 4 percent decline from the same period of fiscal 1995. The remaining decline was due to the Company's inability to offset increases in the cost of products sold and services as a percentage of net revenue with decreases in the operating expense ratio during the quarter, which adversely affected third quarter operating profits as compared to the same period in fiscal 1995. The third quarter decline also decreased the growth in net earnings for the nine months ended July 31, 1996.

FINANCIAL CONDITION
- -------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $3.7 billion at July 31, 1996, compared with $2.8 billion at October 31, 1995. Cash flows from operating activities were $2.0 billion during the first nine months of fiscal 1996, compared to $1.4 billion for the corresponding period of fiscal 1995.

The increase in cash flows from operating activities in fiscal 1996 was primarily attributable to a decline in accounts and notes receivable since the end of fiscal 1995 as compared to significant growth in the comparable period of fiscal 1995. Additionally, the Company experienced slower inventory growth and higher net earnings in fiscal 1996 than in the comparable period of fiscal 1995. Partially offsetting these factors were a decline in accounts payable since the end of fiscal 1995 as compared to significant growth in the comparable period of fiscal 1995.

Inventories grew 26 percent over the year versus revenue growth of 18 percent for the same period. The Company believes that the majority of the increase in inventories was necessary to meet increased demand and customer delivery expectations, due primarily to heavy new product introductions, ramping up for back-to-school and holiday seasons, and an increasing presence in the retail channel. Inventory management, however, continues to be an area of focus.


Capital expenditures for the first nine months of fiscal 1996 were $1.5 billion, compared to $1.1 billion for the corresponding period in fiscal 1995. The increase in capital expenditures was primarily due to expansion of capacity for increased levels of business.

The changes in investment and borrowing activities during the first nine months of fiscal 1996, when compared to the same period in fiscal 1995, resulted from the Company's rebalancing of its debt financing to more closely match the term and interest rate profile of its investment portfolio.

Under the Company's ongoing stock repurchase program, shares have been purchased periodically to meet employee stock plan requirements. During the nine months ended July 31, 1996, the Company purchased and retired approximately 18.2 million shares (on a post-split basis) for an aggregate price of $802 million. During the nine months ended July 31, 1995, the Company purchased and retired approximately 13.6 million shares (on a restated basis) for an aggregate price of $384 million.

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

Managing inventory levels is becoming increasingly complicated as the Company continues to sell a greater mix of products, especially printers and personal computers, through third party distribution channels.
Resellers constantly adjust their ordering patterns to take into account the Company's, and its competitors', supply into the channel and the timing of their new product introductions and relative feature sets. Resellers may increase or even double orders during times of shortages and cancel orders as supply becomes plentiful. If the back end of product cycles coincides with a channel filled with currently available products, resellers may cancel or delay orders in anticipation of the new products. This excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's gross margins.

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

As a matter of course, the Company frequently engages in discussions with a variety of parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although the consummation of any transaction is unlikely to have a material effect on the Company's results as a whole, the implementation or integration of the transaction may contribute to the Company's results differing from the investment community's expectation in a given quarter. Divestitures may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require, among other things, integration or coordination with a different company culture, management team organization, and business infrastructure. They may also require the development, manufacture and marketing of product offerings with the Company's products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of the transaction, successful integration or implementation depends on a variety of factors, including the hiring and retention or coordination of key employees, management of geographically separate facilities, and the integration or coordination of different research and development and product manufacturing facilities.
All of these efforts require varying levels of management resources, which may temporarily adversely impact other business operations.


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


                   PART II.  OTHER INFORMATION
                   ---------------------------

Item 5.  Other Information.

         On May 17, 1996, the Company's Board of Directors approved a 2-for-1 stock split of the Company's $1 par value common stock in the form of a 100 percent distribution to shareholders of record on June 21, 1996. As a result of the split, authorized, outstanding, and reserved common shares doubled. Retained earnings was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

                 A list of exhibits is set forth in the Exhibit Index found on page 13 of this report.

        (b) Reports on Form 8-K:

                 The Company filed a Report on Form 8-K on July 31, 1996 describing the Company's discontinuation of disk-mechanism manufacturing and cessation of operations of its Disk Memory Division.


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEWLETT-PACKARD COMPANY
                                       (Registrant)



Dated: September 16, 1996               By: ROBERT P. WAYMAN
                                            -------------------------
                                            Robert P. Wayman
                                            Executive Vice President,
                                            Finance and Administration
                                            (Chief Financial Officer)



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