Form 10-Q/A
period 1996-07-31
HEWLETT PACKARD CO
filed 1996-09-17
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-Q/A
                            AMENDMENT NO. 1
(Mark one)
   ___
  | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                            INDEX TO FORM 10-Q/A
                              AMENDMENT NO. 1

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


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                 (Unaudited)

                                 (Millions)
                                                      Nine months ended
                                                          July 31
                                                      -----------------
                                                        1996    1995
                                                        ----    ----
Cash flows from operating activities:
   Net earnings                                        $1,938    $1,755
   Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                     931       822
        Deferred taxes on earnings                       (146)      (99)
        Change in assets and liabilities:
         Accounts and notes receivable                    198      (643)
         Inventories                                     (848)   (1,215)
         Accounts payable                                (321)      475
         Taxes on earnings                                 60        97
         Other current assets and liabilities             213       374
        Other, net                                         17      (125)
                                                       ------    ------
         Net cash provided by operating activities      2,042     1,441
                                                       ------    ------

Cash flows from investing activities:
  Investment in property, plant and equipment          (1,500)   (1,050)
  Disposition of property, plant and equipment            249       218
  Purchases of short-term investments                  (5,842)   (2,293)
  Maturities of short-term investments                  4,747     2,668
  Purchases of long-term investments                     (344)     (206)
  Other, net                                               17       (58)
                                                       ------    ------
         Net cash used in investing activities         (2,673)     (721)
                                                       ------    ------

Cash flows from financing activities:
  Change in notes payable and short-term borrowings        41       244
  Issuance of long-term debt                            1,360       406
  Payment of current maturities of long-term debt         (24)     (266)
  Issuance of common stock under employee stock plans     267       258
  Repurchase of common stock                             (802)     (384)
  Dividends                                              (327)     (256)
                                                         ------  ------
                                                                        </R)
         Net cash provided by financing
         activities

   515         2
                                                       ------    ------
(Decrease)/Increase in cash and cash equivalents         (116)      722
Cash and cash equivalents at beginning of period        1,973     1,357
                                                       ------    ------
Cash and cash equivalents at end of period             $1,857    $2,079
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

6. In December 1995, the Company acquired all of the outstanding shares of common stock of Convex Computer Corporation ("Convex") in exchange for 3,056,000 shares (post-split) of the Company's common stock.
     Convex designs, manufactures, markets and supports high performance computers for engineering, scientific and technical users. The merger has been accounted for using the pooling-of-interests method. However, the accompanying consolidated condensed financial statements have not been restated due to immateriality. Convex's accumulated deficit and results of operations have been included in the Company's consolidated condensed financial statements commencing from the effective date of the merger.

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

   Net Earnings - Net earnings for the third quarter of fiscal 1996 were $425 million, or 40 cents per share on an average of 1.05 billion shares, compared to net earnings of $576 million or 55 cents per share on an average of 1.05 billion shares for the third quarter of fiscal 1995. For the nine months ended July 31, 1996, net earnings were $1.9 billion, or $1.84 per share on an average of 1.05 billion shares, compared to net earnings of $1.8 billion or $1.67 per share on an average of 1.05 billion shares for the first nine months of fiscal 1995. The 1995 share and per share amounts have been restated to reflect the retroactive effect of the July 1996 stock split.

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

FINANCIAL CONDITION
- -------------------

   Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $3.7 billion at July 31, 1996, compared with $2.6 billion at October 31, 1995. Cash flows from operating activities were $2.0 billion during the first nine months of fiscal 1996, compared to $1.4 billion for the corresponding period of fiscal 1995.

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

   Inventories grew 15 percent over the year versus revenue growth of 18 percent for the same period. The Company believes that the majority of the increase in inventories was necessary to meet increased demand and customer delivery expectations, due primarily to heavy new product introductions and an increasing presence in the retail channel. Inventory management, however, continues to be an area of focus.


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