Form 10-K
period 1996-10-31
HEWLETT PACKARD CO
filed 1997-01-29
CIK 47217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                   For the fiscal year ended October 31, 1996
                                       OR
     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ________________ to _______________
                         Commission File Number: 1-4423

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                ON WHICH REGISTERED
---------------------------------------    -------------------------------------------------------
             Common Stock                               New York Stock Exchange, Inc.
             par value $1                               Pacific Stock Exchange, Inc.
               per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ ]

     The aggregate market value of the registrant's common stock held by nonaffiliates as of December 27, 1996 was $40,735,599,574.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 27, 1996: 1,017,105,000 shares of $1 par value common stock.
                      DOCUMENTS INCORPORATED BY REFERENCE

                      DOCUMENT DESCRIPTION                             10-K PART
----------------------------------------------------------------    ----------------
Pages 29-54 (excluding order data and "Statement of Management
  Responsibility") and the inside back cover of the registrant's
  1996 Annual Report to Shareholders                                   I, II, IV
Pages 2-19 and 26 of the registrant's Notice of Annual Meeting
  of Shareholders and Proxy Statement dated January 13, 1997              III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

PRODUCTS AND SERVICES

     Hewlett-Packard Company was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William
R. Hewlett and David Packard.

     On a worldwide basis, Hewlett-Packard Company, together with its consolidated subsidiaries (the "Company"), designs, manufactures and services equipment and systems for measurement, computation and communications. The Company offers a wide variety of systems and standalone products, including computer systems, personal computers ("PCs"), printers and other peripheral products, calculators and other personal information products, electronic test equipment and systems, medical electronic equipment, solid state components and instrumentation for chemical analysis. Services such as systems integration, selective-outsourcing management, consulting, education, product financing and rentals, as well as customer support and maintenance, are also an integral part of the Company's offerings. These products and services are used in industry, business, engineering, science, medicine and education. A summary of the Company's net revenue as contributed by its major groupings of similar products and services is found on page 53 of the Company's 1996 Annual Report to Shareholders, which page (excluding order data) is incorporated herein by reference.

     The Company's computers, computer systems, personal information products, personal peripheral products and other peripherals are used in a variety of applications, including scientific and engineering computation and analysis, instrument control and business information management. The Company's core computing products and technologies include its PA-RISC architecture for systems and workstations, and software infrastructure for open systems. The Company's general-purpose computers and computer systems include scalable families of PCs, servers and systems for use in homes, small workgroups, larger departments and entire enterprises. Key products include the HP 9000 series, which runs HP-UX, the Company's implementation of the UNIX(R)(1) operating system, and comprises both workstations with powerful computational and graphics capabilities as well as multiuser computers for both technical and commercial applications; the HP NetServer series of PC servers; the HP Pavilion multimedia home PC; and the HP Vectra series of IBM-compatible PCs for use in business, engineering, manufacturing and chemical analysis. The Company offers software programming services, network services, distributed system services and data management services. Customers of the Company's computers, computer systems and software infrastructure products include original equipment manufacturers, dealers, value-added resellers and retailers, as well as end users for a variety of applications.

     In the field of computing during fiscal 1996, the Company introduced new HP 9000 K-Class enterprise servers, which are used primarily as application, Internet, database, LAN and Network File System and compute-intensive servers; and new HP 9000 D-Class enterprise servers, which are used primarily as large-capacity Web servers and in small to medium-sized workgroups or businesses. The Company also announced its next-generation PA-RISC microprocessor, the PA-8200. This year the Company introduced new models of the HP Pavilion multimedia home PC, which has become one of the leading consumer PCs in the United States. Other key introductions included the HP Vectra 500 series PC for small businesses, the HP NetServer LX Pro system, which is the first HP NetServer system based on the Intel Pentium(R) Pro processor, and the HP OmniBook 800 notebook PC line.

     In the information-storage business, the Company extended its HP SureStore family of network-backup solutions by offering tape-based storage that uses digital linear tape and Travan-based tape developed by Imation Corporation. During fiscal 1996, the Company also announced that it was exiting the disk-mechanism manufacturing business.

---------------

(1) UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/OPEN(TM) Company Limited.
    X/OPEN is a trademark of X/OPEN Company Limited in the U.K. and other countries.

     Key software introductions in fiscal 1996 included a distributed version of the Company's network-management platform, HP OpenView Network Node Manager; new HP OpenView solutions designed to enable customers to manage LAN environments that include Windows NT(R) and Novell NetWare; and HP Software Depot, a Web site that allows users to access public-domain software and HP beta software for the Internet.

     The Company's peripheral products include a variety of system and desktop printers, such as the HP LaserJet family; the HP DeskJet family, which is based on the Company's thermal inkjet technology; large-format printers and page scanners; video display terminals; and tape drives and related autochangers. During fiscal 1996, the Company introduced the HP LaserJet 5N printer, which is a low-cost, network-optimized printer for workgroups, and the HP LaserJet 5Si printer, which combines printing and copying capabilities enabling users to create multiple original prints. Other key new products were the HP DeskJet 682C printer, which enables home users to print cards and banners cost effectively, and the HP DeskJet 690C, which is the Company's first photo-quality printer. The Company also brought out the HP ScanJet 4Si network scanner during fiscal 1996. In addition, the Company introduced the HP DeskJet 820C and 870C printers, which are designed for use by small businesses. The HP DeskJet 820C is the first printer to incorporate a new HP printing architecture that allows users of Microsoft Windows(R) to print at higher speeds with reduced costs. This year the Company also worked with several partners to develop FlashPix, an industry-standard photo imaging file format.

     The Company also produces measurement systems for use in electronics, medicine and chemical analysis. Test-and-measurement instruments include voltmeters and multimeters that measure voltage, current and resistance; counters that measure the frequency of an electrical signal; oscilloscopes and logic analyzers that measure electrical changes in relation to time; signal generators that provide the electrical stimulus for the testing of systems and components; specialized communications and semiconductor test equipment; and atomic frequency standards, which are used in accurate time-interval and timekeeping applications. Instruments for medical applications include continuous monitoring systems for critical-care patients, fetal monitors, electrocardiographs, cardiac catheterization laboratory systems, blood gas measuring instruments and cardiac defibrillators. Instruments for chemical-analysis applications include gas and liquid chromatographs, mass spectrometers, laboratory data systems and spectrophotometers. Key introductions for measurement systems in fiscal 1996 included a new version of the HP Internet Advisor, which automates network trouble-shooting; the HP NetMetrix system, which helps users manage networks by extracting LAN data for use in capacity planning and to improve security; instruments to test communications devices based on Code Division Multiple Access technology; a mixed-signal oscilloscope that combines timing analysis with oscilloscope capabilities; and new software capabilities that help clinicians predict heart attack probability, display 3-D cardiac images and manage multimedia cardiology data on a PC.

     In the Company's chemical-analysis business, the new LC 1100 series liquid chromatograph enables customers to integrate different modules with their customized systems to perform specialized tasks, from routine analyses by less-skilled technicians to sophisticated R&D applications by highly trained chemists.

     The Company also manufactures electronic component products consisting principally of microwave semiconductor, fiber-optic and optoelectronic devices, including light-emitting diodes (LEDs). The products are sold primarily to other manufacturers for incorporation into their electronic products but also are used in many of the Company's products. In fiscal 1996, the Company introduced a fiber-optic transceiver with gigabit-per-second speed for transmitting full-motion video and multimedia. The Company also introduced a SnapLED assembly, which makes thin, automotive-rear-lighting assemblies.

     In addition to services such as systems integration, selective-outsourcing management, consulting, education, product financing and rentals, the Company provides service for its equipment, systems and peripherals, including support and maintenance services, parts and supplies for design and manufacturing systems, office and information systems, general-purpose instruments, computers and computer systems, peripherals and network products. In fiscal 1996, the Company derived 14 percent of its net revenue from such services.

     In all its businesses, the Company strives to promote industry standards that recognize customer preferences for open systems in which different vendors' products can work together. The Company often bases its product innovations on such standards and seeks to make its technology innovations into industry standards through licensing to other companies and standards-setting groups. For example, during fiscal 1996 the Company helped lead the development of the International Cryptography Framework, an industrywide effort to address the issue of security on the Internet.

MARKETING

     Customers. The Company has approximately 600 sales and support offices and distributorships in more than 120 countries. Sales are made to industrial and commercial customers, educational and scientific institutions, healthcare providers (including individual doctors, hospitals, clinics and research laboratories), and, in the case of its calculators and other personal information products, computer peripherals and PCs, to individuals for personal use.

     Sales Organization. More than half of the Company's orders are derived through reseller channels, including retailers, dealers and original equipment manufacturers. The remaining product orders result from the efforts of its own sales organization selling to end users. The Company's direct sales operations are supported by field service engineers, sales representatives, service personnel and administrative support staff. In fiscal 1996, a higher proportion of the Company's net revenue than in fiscal 1995 was generated from products such as personal peripherals, which are primarily sold through resellers. As more of the Company's products are distributed through resellers, the financial health of these resellers, and the Company's continuing relationships with them, become more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of these resellers substantially weakens or if the Company's relationships with such resellers deteriorate.

     Resellers constantly adjust their ordering patterns in response to the Company's, and its competitors', supply into the channel and the timing of their new product introductions and relative feature sets, as well as seasonal fluctuations in end-user demand such as the back-to-school and holiday selling periods. Resellers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products.

     International. The Company's total orders originating outside the United States, as a percentage of total company orders, were approximately 56 percent in fiscal 1996, 55 percent in fiscal 1995 and 54 percent in fiscal 1994. The majority of these international orders were from customers other than foreign governments. Approximately two-thirds of the Company's international orders in each of the last three fiscal years were derived from Europe, with most of the balance coming from Japan, other countries in Asia Pacific, Latin America and Canada.

     Most of the Company's sales in international markets are made by foreign sales subsidiaries. In countries with low sales volume, sales are made through various representative and distributorship arrangements. Certain sales in international markets, however, are made directly by the Company from the United States.

     The Company's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates, import and export controls and the economic, political, tax and regulatory policies of foreign governments. The Company believes that its international diversification provides stability to its worldwide operations and reduces the impact on the Company of adverse economic changes in any single country. A summary of the Company's net revenue, earnings from operations and identifiable assets by geographic area is found on page 51 of the Company's 1996 Annual Report to Shareholders, which page is incorporated herein by reference.

COMPETITION

     The Company encounters aggressive competition in all areas of its business activity. Its competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution, and customer service and support. The Company's reputation, the ease of use of its products and the ready availability of multiple software applications and customer training are also important competitive factors.

     The computer market is characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Product life cycles are short, and, to remain competitive, the Company will be required to develop new products, periodically enhance its existing products and compete effectively in the manner described above. In particular, the Company anticipates that it will have to continue to adjust prices to stay competitive and effectively manage growth with correspondingly reduced gross margins.

     While the absence of reliable statistics makes it difficult to state the Company's relative position, the Company believes that it is the second-largest U.S.-based manufacturer of general-purpose computers, personal peripherals such as desktop printers, and calculators and other personal information products, all for industrial, scientific and business applications. The markets for test-and-measurement instruments are influenced by special manufacturers that often have great strength in narrow market segments. In general, however, the Company believes that it is one of the principal suppliers in these markets.

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

MATERIALS

     The Company's manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies, and raw materials such as plastic resins and sheet metal. The Company believes that the materials and supplies necessary for its manufacturing operations are presently available in the quantities required. The Company purchases materials, supplies and product subassemblies from a substantial number of vendors. For many of its products, the Company has existing alternate sources of supply, or such sources are readily available. In certain instances, however, the Company enters into non-cancelable purchase commitments with, or makes advance payments to, certain suppliers to ensure supply. Portions of the Company's manufacturing operations are dependent on the ability of suppliers to deliver components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The failure of suppliers to deliver these components, subassemblies and products in a timely manner may adversely affect the Company's operating results until alternate sourcing could be developed. In addition, the Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect the Company's operating results. However, the Company believes that alternate suppliers or design solutions could be arranged within a reasonable time so that material long-term adverse impacts would be minimized.

RESEARCH AND DEVELOPMENT

     The process of developing new high-technology products is inherently complex and uncertain and requires innovative designs that anticipate customer needs and technological trends. Without the introduction of new products and product enhancements, the Company's products are likely to become technologically obsolete, in which case revenues would be materially and adversely affected. There can be no assurance that such new products, if and when introduced, will achieve market acceptance. After the products are developed, the Company must quickly manufacture products in sufficient volumes at acceptable costs to meet demand.

     Expenditures for research and development increased 18 percent in fiscal 1996 to $2.7 billion, compared with $2.3 billion and 14 percent growth in fiscal 1995, and $2.0 billion and 15 percent growth in fiscal 1994. In fiscal 1996, research and development expenditures were 7.1 percent of net revenue, compared with 7.3 percent in fiscal 1995 and 8.1 percent in fiscal 1994. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products.

ENVIRONMENT

     The operations of the Company involve the use of substances regulated under various federal, state and international laws governing the environment. It is the Company's policy to apply strict standards for environmental protection to sites inside and outside the U.S., even if not subject to regulations imposed by local governments. The liability for environmental remediation and related costs is accrued when it is considered probable and the costs can be reasonably estimated. Environmental costs are presently not material to the Company's operations or financial position.

EMPLOYEES

     The Company had approximately 112,000 employees worldwide at October 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the executive officers of the Company is set forth in
Part III below.

ITEM 2.  PROPERTIES.

     The principal executive offices of the Company are located at 3000 Hanover Street, Palo Alto, California 94304. As of October 31, 1996, the Company owned or leased a total of approximately 47.2 million square feet of space worldwide. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

     The Company's plants are equipped with machinery, most of which is owned by the Company and is in part developed by it to meet the special requirements for manufacturing computers, peripherals, precision electronic instruments and systems. At the end of fiscal year 1996, the Company was productively utilizing the vast majority of the space in its facilities, while actively disposing of space determined to be excess.

     The Company anticipates that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment amounted to $2.2 billion in fiscal 1996, $1.6 billion in fiscal 1995 and $1.3 billion in fiscal 1994.

     As of October 31, 1996, the Company's marketing operations occupied approximately 12.5 million square feet, of which 3.9 million square feet were located within the United States. The Company owns 53% of the space used for marketing activities and leases the remaining 47%.

     The Company's manufacturing plants, research and development facilities and warehouse and administrative facilities occupied 34.7 million square feet, of which 25.6 million square feet were located within the United States. The Company owns 80% of its manufacturing, research and development, warehouse and administrative space and leases the remaining 20%. None of the property owned by the Company is held subject to any major encumbrances.

     The locations of the Company's geographic operations are listed on the inside back cover of the Company's 1996 Annual Report to Shareholders, which page is incorporated herein by reference. The locations of the Company's major product development and manufacturing facilities and the Hewlett-Packard Laboratories are listed below:

PRODUCT DEVELOPMENT
AND MANUFACTURING

Americas
Cupertino, Folsom, Mountain
View, Newark, Palo Alto,
Rohnert Park, Roseville, San
Diego, San Jose, Santa Clara,
Santa Rosa, Sunnyvale and
Westlake Village, California

Colorado Springs, Fort Collins,
Greeley and Loveland,
Colorado

Wilmington, Delaware

Boise, Idaho

Andover and Chelmsford,
Massachusetts

Exeter, New Hampshire

Rockaway, New Jersey

Corvallis and
McMinnville, Oregon

Aquadilla, Puerto Rico

Richardson, Texas

Lake Stevens, Spokane and
Vancouver, Washington

Brasilia, Brazil

Edmonton, Calgary, and
Waterloo, Canada

Guadalajara, Mexico

Europe
Grenoble and L'Isle d'Abeau,
France

Boblingen and Waldbonn,
Germany

Dublin, Ireland

Bergamo, Italy

Amersfoort, The Netherlands

Barcelona, Spain

Bristol, Ipswich and South
Queensferry, United Kingdom

Asia Pacific
Melbourne, Australia

Beijing, Qingdao and
Shanghai, China

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

     The Company is a party to, or otherwise involved in, proceedings brought by federal or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "superfund," or state laws similar to CERCLA. The Company is also conducting environmental investigations or remediations at several of its current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. Any liability from such proceedings, in the aggregate, is not expected to be material to the operations or financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

     Information regarding the market prices of the Company's Common Stock and the markets for that stock may be found on page 54 and the inside back cover, respectively, of the Company's 1996 Annual Report to

Shareholders. The number of shareholders and information concerning the Company's current dividend rate are set forth in the section entitled "Common Stock and Dividends" found on the inside back cover of that report. Additional information concerning dividends may be found on pages 29, 38, 39 and 54 of the Company's 1996 Annual Report to Shareholders. Such pages (excluding order data) are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data for the Company is set forth on page 29 of the Company's 1996 Annual Report to Shareholders, which page (excluding order data) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A discussion of the Company's financial condition, changes in financial condition and results of operations appears in the "Financial Review" found on pages 31-33 and 35-37 of the Company's 1996 Annual Report to Shareholders. Such pages (excluding order data) are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company, together with the report thereon of Price Waterhouse LLP, independent accountants, and the unaudited "Quarterly Summary" are set forth on pages 30, 34, 38-52 and 54 of the Company's 1996 Annual Report to Shareholders, which pages (excluding order data and "Statement of Management Responsibility") are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors of the Company who are standing for reelection is set forth under "Election of Directors" on pages 4-8 of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement, dated January 13, 1997 (the "Notice and Proxy Statement"), which pages are incorporated herein by reference.

     Information regarding a director of the Company who is retiring on February 25, 1997 is set forth below:

DIRECTOR WHO IS RETIRING:

DONALD E. PETERSEN; AGE 70; RETIRED CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER, FORD MOTOR COMPANY

     Mr. Petersen has served as a director of the Company since 1987. He was Chairman of the Board of Directors and Chief Executive Officer of Ford Motor Company from 1985 until his retirement in 1990. Mr. Petersen is also a member of the Board of Directors of Dow Jones & Company, Inc., The Boeing Company and four mutual fund boards of the Capital Research & Management Corp. He is a member of the National Academy of Engineering, the National Research Council Industry Advisory Board and the Science, Technology and Economic Policy Board. He is also active in education programs at Stanford University and the University of Washington in engineering and manufacturing management.

     The names of the executive officers of the Company, and their ages, titles and biographies as of December 27, 1996, are set forth below. All officers are elected for one-year terms.

EXECUTIVE OFFICERS:

EDWARD W. BARNHOLT; AGE 53; EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER, TEST AND MEASUREMENT ORGANIZATION.

     Mr. Barnholt was elected an Executive Vice President in 1996 and a Senior Vice President in 1993. He became Vice President and General Manager, Test and Measurement Organization, with responsibility for the Company's Electronic Instrument, Automatic Test, Microwave and Communications and Communications Test Solutions Groups in 1990. Mr. Barnholt was elected a Vice President of the Company in 1988. He is a director of KLA Instruments Corporation.

RICHARD E. BELLUZZO; AGE 43; EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER, COMPUTER ORGANIZATION.

     Mr. Belluzzo assumed management responsibility for the newly formed Computer Organization and was elected an Executive Vice President in 1995. He was General Manager of the Computer Products Organization from 1993 to August 1995, and he served as General Manager of the InkJet Products Group from 1991 to 1993. He was elected a Vice President in 1992 and a Senior Vice President in January 1995. He is a director of Specialty Laboratories and Proxima Corporation.

JOEL S. BIRNBAUM; AGE 59; SENIOR VICE PRESIDENT, RESEARCH AND DEVELOPMENT DIRECTOR, HP LABORATORIES.

     Dr. Birnbaum was elected a Senior Vice President in 1993. He became Vice President, Research and Development and Director, HP Laboratories in September 1991. Additionally, he served as General Manager, Information Architecture Group from 1988 until 1991. He was elected a Vice President in 1984. He is a director of the Corporation for National Research Initiatives.

S.T. JACK BRIGHAM III; AGE 57; SENIOR VICE PRESIDENT, CORPORATE AFFAIRS AND GENERAL COUNSEL.

     Mr. Brigham was elected a Senior Vice President in 1995 and a Vice President in 1982. He became Vice President, Corporate Affairs in 1992. He has served as General Counsel since 1976.

DOUGLAS K. CARNAHAN; AGE 55; SENIOR VICE PRESIDENT AND GENERAL MANAGER, MEASUREMENT SYSTEMS ORGANIZATION.

     Mr. Carnahan was elected a Senior Vice President in 1995 and has been in his current position since 1993. He was General Manager of the Printing Systems Group from 1991 to 1993, and he was elected a Vice President in 1992.

RAYMOND W. COOKINGHAM; AGE 53; VICE PRESIDENT AND CONTROLLER.

     Mr. Cookingham was elected a Vice President in 1993. He has served as Controller since 1986.

F.E. (PETE) PETERSON; AGE 55; SENIOR VICE PRESIDENT, CORPORATE PERSONNEL.

     Mr. Peterson has served as Director of Corporate Personnel since 1990. He was elected a Vice President in 1992 and a Senior Vice President in 1995.

LEWIS E. PLATT; AGE 55; CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND CHAIRMAN OF THE EXECUTIVE COMMITTEE.

     Mr. Platt has served as a director of the Company, President and Chief Executive Officer since November 1992 and has served as Chairman since 1993. He was an Executive Vice President from 1987 to 1992. Mr. Platt held a number of management positions in the Company prior to becoming its President, including managing the Computer Systems Organization from 1990 to 1992. He is a director of Pacific Telesis. He also serves on the Wharton School Board of Overseers.

LEE S. TING; AGE 54; VICE PRESIDENT AND MANAGING DIRECTOR, GEOGRAPHIC
OPERATIONS.

     Mr. Ting assumed his current position as Vice President and Managing Director, Geographic Operations on November 1, 1996. He had been Managing Director of the Company's Asia Pacific region since 1993 and a Vice President since 1995. He was Managing Director of Northeast Asia Operations from 1991 to 1993.

ROBERT P. WAYMAN; AGE 51; EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL OFFICER.

     Mr. Wayman has served as a director of the Company since December 1993. He has been an Executive Vice President responsible for finance and administration since 1992. He has held a number of financial management positions in the Company and was elected a Vice President and Chief Financial Officer in 1984. He is a director of CNF Transportation, Inc. and Sybase Inc. He also serves as a member of the Kellogg Advisory Board, Northwestern University School of Business, and is Chairman of the Private Sector Council.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth on page 12 of the Notice and Proxy Statement, which page is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information regarding the Company's compensation of its named executive officers is set forth on pages 13-19 of the Notice and Proxy Statement, which pages are incorporated herein by reference. Information regarding the Company's compensation of its directors is set forth on pages 2-4 and 26 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding security ownership of certain beneficial owners and management is set forth on pages 8-12 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

     1. Financial Statements:

                                                                           PAGE IN
                                                                        ANNUAL REPORT
                                                                      TO SHAREHOLDERS(*)
                                                                      ------------------
        Report of Independent Accountants...........................       52
        Consolidated Statement of Earnings for the three years ended
          October 31, 1996..........................................       30
        Consolidated Balance Sheet at October 31, 1996 and 1995.....       34
        Consolidated Statement of Cash Flows for the three years
          ended October 31, 1996....................................       38
        Consolidated Statement of Shareholders' Equity for the three
          years ended October 31, 1996..............................       39
        Notes to Consolidated Financial Statements..................     40-51

---------------

* Incorporated by reference from the indicated pages of the Company's 1996 Annual Report to Shareholders.

     2. Financial Statement Schedules:

        None.

3.  Exhibits:

          1.        Not applicable.
          2.        None.
          3(a).     Registrant's Amended and Restated Articles of Incorporation.
          3(b).     Registrant's Amended By-Laws.
          4.        None.
          5-8.      Not applicable.
          9.        None.
          10(a).    Registrant's 1979 Incentive Stock Option Plan, which appears as Exhibit
                    10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.*
          10(b).    Registrant's 1979 Incentive Stock Option Plan Agreements, which appear as
                    Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.*
          10(c).    Letter dated September 24, 1984 to optionees advising them of amendment to 1979 Incentive Stock Option Plan Agreements (Exhibit 10(b) above), which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K
                    for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
          10(d).    Registrant's Officers Early Retirement Plan, amended and restated as of
                    January 1, 1996, and First Amendment effective December 1, 1996 to the
                    Officers Early Retirement Plan.*
          10(e).    Registrant's 1985 Incentive Compensation Plan, which appears as Exhibit
                    10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
          10(f).    Registrant's 1985 Incentive Compensation Plan Stock Option Agreements,
                    which appear as Exhibit 10(f) to Registrant's Annual Report on Form 10-K
                    for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
          10(g).    Registrant's Excess Benefit Retirement Plan, amended and restated as of
                    November 1, 1994.*
          10(h).    Registrant's 1985 Incentive Compensation Plan restricted stock agreements, which appear as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, which Exhibit is incorporated herein by reference.*
          10(i).    Registrant's 1987 Director Option Plan, which appears as Appendix A to
                    Registrant's Proxy Statement dated January 16, 1987, which Appendix is incorporated herein by reference.*
          10(j).    Registrant's 1989 Independent Director Deferred Compensation Program,
                    which appears as Exhibit 10(j) to Registrant's Annual Report on Form 10-K
                    for the fiscal year ended October 31, 1989, which Exhibit is incorporated herein by reference.*
          10(k).    Registrant's 1990 Incentive Stock Plan, which appears as Appendix A to
                    Registrant's Proxy Statement dated January 11, 1990, which Appendix is incorporated herein by reference.*
          10(l).    Registrant's 1990 Incentive Stock Plan stock option and restricted stock agreements, which appear as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.*
          10(m).    Resolution dated July 17, 1991 adopting amendment to Registrant's 1979
                    Incentive Stock Option Plan, which appears as Exhibit 10(m) to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended October
                    31, 1991, which Exhibit is incorporated herein by reference.*

          10(n).    Resolution dated July 17, 1991 adopting amendment to Registrant's 1985
                    Incentive Compensation Plan, which appears as Exhibit 10(n) to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended October
                    31, 1991, which Exhibit is incorporated herein by reference.*
          10(o).    Resolution dated July 17, 1991 adopting amendment to Registrant's 1987
                    Director Option Plan, which appears as Exhibit 10(o) to Registrant's
                    Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
          10(p).    Resolution dated July 17, 1991 adopting amendment to Registrant's 1990
                    Incentive Stock Plan, which appears as Exhibit 10(p) to Registrant's
                    Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
          10(q).    Registrant's 1995 Incentive Stock Plan, which appears as Appendix A to
                    Registrant's Proxy Statement dated January 13, 1995, which Appendix is incorporated herein by reference.*
          10(r).    Executive Severance Package dated January 10, 1996 between the Registrant and Willem P. Roelandts, which appears as Exhibit 10(r) to Registrant's
                    Annual Report on Form 10-K for the fiscal year ended October 31, 1995, which exhibit is incorporated herein by reference.*
          10(s).    Registrant's 1995 Incentive Stock Plan stock option and restricted stock agreements.*
          10(t).    Amendment dated November 21, 1996 adopting amendment to Registrant's 1995
                    Incentive Stock Plan, 1990 Incentive Stock Option Plan, 1987 Director
                    Option Plan, 1985 Incentive Compensation Plan, 1979 Incentive Stock
                    Option Plan.*
          10(u).    Registrant's Executive Deferred Compensation Plan, Amended and Restated
                    as of November 21, 1996.*
          11-12.    None.
          13.       Pages 29-54 (excluding order data and "Statement of Management
                    Responsibility") and the inside back cover of Registrant's 1996 Annual
                    Report to Shareholders.
          14-17.    Not applicable.
          18.       None.
          19-20.    Not applicable.
          21.       Subsidiaries of Registrant as of January 17, 1997.
          22.       None.
          23.       Consent of Independent Accountants.
          24.       Powers of Attorney. Contained in page 12 of this Annual Report on Form
                    10-K and incorporated herein by reference.
          25-26.    Not applicable.
          27.       Financial Data Schedule.
          28.       None.
          99.       1996 Employee Stock Purchase Plan Annual Report on Form 11-K.

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

                                          HEWLETT-PACKARD COMPANY

Date: January 28, 1997

                                          By: /s/     D. CRAIG NORDLUND
                                             -----------------------------------
                                                      D. Craig Nordlund
                                                 Associate General Counsel and
                                                          Secretary

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

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  ------------------
/s/            RAYMOND W. COOKINGHAM                Vice President and         January 28, 1997
---------------------------------------------           Controller
               Raymond W. Cookingham              (Principal Accounting
                                                         Officer)

/s/             THOMAS E. EVERHART                       Director              January 28, 1997
---------------------------------------------
                Thomas E. Everhart

/s/               JOHN B. FERY                           Director              January 28, 1997
---------------------------------------------
                  John B. Fery

                                                         Director              January   , 1997
---------------------------------------------
                Jean-Paul G. Gimon

/s/                 SAM GINN                             Director              January 28, 1997
---------------------------------------------
                    Sam Ginn

/s/            RICHARD A. HACKBORN                       Director              January 28, 1997
---------------------------------------------
               Richard A. Hackborn

/s/            WALTER B. HEWLETT                         Director              January 28, 1997
---------------------------------------------
               Walter B. Hewlett

                                                         Director              January   , 1997
---------------------------------------------
             George A. Keyworth II

/s/           DAVID M. LAWRENCE, M.D.                    Director              January 28, 1997
---------------------------------------------
              David M. Lawrence, M.D.

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  ------------------

                                                         Director              January   , 1997
---------------------------------------------
             Paul F. Miller, Jr.

/s/             SUSAN P. ORR                             Director              January 28, 1997
---------------------------------------------
                Susan P. Orr

                                                         Director              January   , 1997
---------------------------------------------
              David W. Packard

/s/          DONALD E. PETERSEN                          Director              January 28, 1997
---------------------------------------------
             Donald E. Petersen

/s/            LEWIS E. PLATT                    Chairman, President and       January 28, 1997
---------------------------------------------     Chief Executive Officer
               Lewis E. Platt                      (Principal Executive
                                                         Officer)

/s/           ROBERT P. WAYMAN                  Executive Vice President,      January 28, 1997
---------------------------------------------  Finance and Administration,
              Robert P. Wayman                 Chief Financial Officer and
                                                   Director (Principal
                                                    Financial Officer)

                                    EXHIBIT INDEX

 EXHIBIT
 NUMBER                              DESCRIPTION
 ------                              -----------
    1.     Not applicable.
    2.     None.
   3(a).   Registrant's Amended and Restated Articles of Incorporation.
   3(b).   Registrant's Amended By-Laws.
    4.     None.
   5-8.    Not applicable.
    9.     None.
  10(a).   Registrant's 1979 Incentive Stock Option Plan, which appears as
           Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the
           fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.(*)
  10(b).   Registrant's 1979 Incentive Stock Option Plan Agreements, which appear as Exhibit 10(b) to Registrant's Annual Report on Form 10-K
           for the fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.(*)
  10(c).   Letter dated September 24, 1984 to optionees advising them of amendment to 1979 Incentive Stock Option Plan Agreements (Exhibit
           10(b) above), which appears as Exhibit 10(c) to Registrant's Annual
           Report on Form 10-K for the fiscal year ended October 31, 1984, which
           Exhibit is incorporated herein by reference.(*)
  10(d).   Registrant's Officers Early Retirement Plan, amended and
           restated as of January 1, 1996, and First Amendment effective
           December 1, 1996 to the Officers Early Retirement Plan.(*)
  10(e).   Registrant's 1985 Incentive Compensation Plan, which appears as
           Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the
           fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.(*)
  10(f).   Registrant's 1985 Incentive Compensation Plan Stock Option
           Agreements, which appear as Exhibit 10(f) to Registrant's Annual
           Report on Form 10-K for the fiscal year ended October 31, 1984, which
           Exhibit is incorporated herein by reference.(*)
  10(g).   Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1994.(*)
  10(h).   Registrant's 1985 Incentive Compensation Plan restricted stock agreements, which appear as Exhibit 10(h) to Registrant's Annual
           Report on Form 10-K for the fiscal year ended October 31, 1985, which
           Exhibit is incorporated herein by reference.(*)
  10(i).   Registrant's 1987 Director Option Plan, which appears as Appendix A to Registrant's Proxy Statement dated January 16, 1987, which
           Appendix is incorporated herein by reference.(*)
  10(j).   Registrant's 1989 Independent Director Deferred Compensation Program,
           which appears as Exhibit 10(j) to Registrant's Annual Report on Form
           10-K for the fiscal year ended October 31, 1989, which Exhibit is incorporated herein by reference.(*)
  10(k).   Registrant's 1990 Incentive Stock Plan, which appears as Appendix A to Registrant's Proxy Statement dated January 11, 1990, which
           Appendix is incorporated herein by reference.(*)

 EXHIBIT
 NUMBER                              DESCRIPTION
 ------                              -----------
  10(l).   Registrant's 1990 Incentive Stock Plan stock option and restricted stock agreements, which appear as Exhibit 10(l) to Registrant's
           Annual Report on Form 10-K for the fiscal year ended October 31,
           1990, which Exhibit is incorporated herein by reference.(*)
  10(m).   Resolution dated July 17, 1991 adopting amendment to Registrant's
           1979 Incentive Stock Option Plan, which appears as Exhibit 10(m) to
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           October 31, 1991, which Exhibit is incorporated herein by
           reference.(*)
  10(n).   Resolution dated July 17, 1991 adopting amendment to Registrant's
           1985 Incentive Compensation Plan, which appears as Exhibit 10(n) to
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           October 31, 1991, which Exhibit is incorporated herein by
           reference.(*)
  10(o).   Resolution dated July 17, 1991 adopting amendment to Registrant's
           1987 Director Option Plan, which appears as Exhibit 10(o) to
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           October 31, 1991, which Exhibit is incorporated herein by
           reference.(*)
  10(p).   Resolution dated July 17, 1991 adopting amendment to Registrant's
           1990 Incentive Stock Plan, which appears as Exhibit 10(p) to
           Registrant's Annual Report on Form 10-K for the fiscal year ended
           October 31, 1991, which Exhibit is incorporated herein by
           reference.(*)
  10(q).   Registrant's 1995 Incentive Stock Plan, which appears as Appendix A to Registrant's Proxy Statement dated January 13, 1995, which
           Appendix is incorporated herein by reference.(*)
  10(r).   Executive Severance Package dated January 10, 1996 between the
           Registrant and Willem P. Roelandts, which appears as Exhibit 10(r)
           to Registrant's Annual Report on Form 10-K for the fiscal year ended
           October 31, 1995, which exhibit is incorporated herein by
           reference.(*)
  10(s).   Registrant's 1995 Incentive Stock Plan stock option and restricted stock agreements.(*)
  10(t).   Amendment dated November 21, 1996 adopting amendment to Registrant's
           1995 Incentive Stock Plan, 1990 Incentive Stock Option Plan, 1987
           Director Option Plan, 1985 Incentive Compensation Plan, 1979
           Incentive Stock Option Plan.(*)
  10(u).   Registrant's Executive Deferred Compensation Plan, Amended and
           Restated as of November 21, 1996.(*)
  11-12.   None.
    13.    Pages 29-54 (excluding order data and "Statement of Management
           Responsibility") and the inside back cover of Registrant's 1996
           Annual Report to Shareholders.
  14-17.   Not applicable.
    18.    None.
  19-20.   Not applicable.
    21.    Subsidiaries of Registrant as of January 17, 1997.
    22.    None.
    23.    Consent of Independent Accountants.
    24.    Powers of Attorney. Contained in page 12 of this Annual Report on
           Form 10-K and incorporated herein by reference.
  25-26.   Not applicable.
    27.    Financial Data Schedule.
    28.    None.
    99.    1996 Employee Stock Purchase Plan Annual Report on Form 11-K.

------------
* Indicates management contract or compensatory plan, contract or arrangement.