Form 10-K/A
period 1996-10-31
HEWLETT PACKARD CO
filed 1997-03-12
CIK 47217

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                Form 10-K/A
                              AMENDMENT NO. 1

 (Mark One)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  for the fiscal year ended October 31, 1996

                                     OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from____________ to ____________

                       Commission File Number: 1-4423

            Exact name of registrant as specified in its charter:

                          HEWLETT-PACKARD COMPANY

      State or other jurisdiction of              I.R.S. Employer
 incorporation or organization: California   Identification No: 94-1081436

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

    The aggregate market value of the registrant's Common Stock held by non-affiliates as of February 28, 1997 was $45,069,882,066.

    Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of February 28, 1997: 1,019,230,327 shares of $1 par value Common Stock.


 Part II, Item 5 is hereby amended to add the following paragraph:

 On September 19, 1996, Hewlett-Packard Company (the "Company"), without using an underwriter, sold and issued an aggregate of 241,485 shares of the Company's common stock (the "Company Shares") in exchange for all of the shares of common stock and preferred stock and vested options to purchase shares of common stock of Trellis Software & Controls, Inc., a Michigan corporation ("Trellis"), in connection with the Company's acquisition of Trellis on the same date. The Company Shares had a value of approximately $11,652,000 on the date of sale. The Company relied on the exemption from registration available under Section 3(a)(10) of the Securities Act of 1933, as amended. Following a hearing at the Department of Corporations of the State of California (the "Department") on September 9, 1996, the Department on the same date issued a permit qualifying the Company to offer, sell and issue the Company Shares.



                                  SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HEWLETT-PACKARD COMPANY



 Date: March 12, 1997                            Ann O. Baskins
                                                 Assistant Secretary
                                                 and Managing Counsel