Form 10-Q
period 1997-01-31
HEWLETT PACKARD CO
filed 1997-03-17
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

(Mark one)
   ___
  | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended January 31, 1997

                                 OR
   ___
  |   |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to __________

                      Commission file number:  1-4423

                          HEWLETT-PACKARD COMPANY
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

       California                                      94-1081436
-------------------------------                    ------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

3000 Hanover Street, Palo Alto, California                 94304
------------------------------------------                --------
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

                                          Yes    X     No
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at January 31, 1997
--------------------------                 -------------------------------
Common Stock, $1 par value                      1.02 billion shares

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     ________


Part I.  Financial Information

   Item 1. Financial Statements.

           Consolidated Condensed Balance Sheet
           January 31, 1997 (Unaudited) and October 31, 1996             2

           Consolidated Condensed Statement of Earnings (Unaudited)
           Three months ended January 31, 1997 and 1996                  3

           Consolidated Condensed Statement of Cash Flows (Unaudited)
           Three months ended January 31, 1997 and 1996                  4

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                   5

   Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future
           Results (Unaudited).                                          6-10

Part II. Other Information

   Item 4. Submission of Matters to a Vote of Security Holders           11

   Item 6. Exhibits and Reports on Form 8-K.                             11

           Signature                                                     12

           Exhibit Index                                                 13

Item 1.  Financial Statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------

              (Millions except par value and number of shares)
                                                 January 31      October 31
                                                    1997            1996
                                                 ----------      ----------
                   Assets                        (Unaudited)
                   ------

Current assets:
   Cash and cash equivalents                       $ 2,789       $ 2,885
   Short-term investments                               70           442
   Accounts and notes receivable                     6,841         7,126
   Inventories:
      Finished goods                                 3,958         3,956
      Purchased parts and fabricated assemblies      2,274         2,445
   Other current assets                              1,254         1,137
                                                   -------       -------
      Total current assets                          17,186        17,991
                                                   -------       -------

Property, plant and equipment (less accumulated
   depreciation: January 31, 1997 - $4,831;
   October 31, 1996 - $4,662)                        5,634         5,536
Long-term investments and other assets               4,336         4,172
                                                   -------       -------
                                                   $27,156       $27,699
                                                   =======       =======

       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings         $   380       $ 2,125
   Accounts payable                                  2,223         2,375
   Employee compensation and benefits                1,563         1,675
   Taxes on earnings                                 2,050         1,514
   Deferred revenues                                 1,100           951
   Other accrued liabilities                         2,082         1,983
                                                   -------       -------
      Total current liabilities                      9,398        10,623
                                                   -------       -------

Long-term debt                                       2,584         2,579
Other liabilities                                    1,062         1,059

Shareholders' equity:
   Preferred stock, $1 par value; 300,000,000
    shares authorized; none issued
   Common stock and capital in excess of $1 par
    value; 2,400,000,000 shares authorized;
    1,016,182,000 and 1,014,123,000 shares issued
    and outstanding at January 31, 1997 and October
    31, 1996, respectively                           1,020         1,014
   Retained earnings                                13,092        12,424
                                                   -------       -------
      Total shareholders' equity                    14,112        13,438
                                                   -------       -------
                                                   $27,156       $27,699
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


                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                 --------------------------------------------
                                 (Unaudited)

                    (Millions except per share amounts)

                                              Three months ended
                                                 January 31
                                              ------------------
                                                1997     1996
                                                ----     ----
Net revenue:
   Products                                   $ 8,825   $ 8,040
   Services                                     1,470     1,248
                                              -------   -------
                                               10,295     9,288
                                              -------   -------
Costs and expenses:
   Cost of products sold and
     services                                   6,694     5,988
   Research and development                       699       612
   Selling, general and
     administrative                             1,621     1,493
                                              -------   -------
                                                9,014     8,093
                                              -------   -------

Earnings from operations                        1,281     1,195

Interest income and other, net                     76        37
Interest expense                                   54        70
                                              -------   -------
Earnings before taxes                           1,303     1,162

Provision for taxes                               391       372
                                              -------   -------
Net earnings                                  $   912   $   790
                                              =======   =======
Net earnings per share*                       $   .87   $   .75
                                              =======   =======
Cash dividends declared per share*            $   .24   $   .20
                                              =======   =======
Average shares and equivalents
 used in computing net earnings
 per share*                                     1,047     1,052
                                              =======   =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

* 1996 amounts have been restated to reflect the retroactive effect of the July 1996 2-for-1 stock split. See Note 5 for a discussion of the stock split.


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                (Unaudited)

                                 (Millions)
                                                      Three months ended
                                                          January 31
                                                      ------------------
                                                          1997    1996
                                                          ----    ----
Cash flows from operating activities:
   Net earnings                                        $   912  $  790
   Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                      335     289
        Deferred taxes on earnings                        (195)    (55)
        Change in assets and liabilities:
         Accounts and notes receivable                     314     263
         Inventories                                       169    (743)
         Accounts payable                                 (152)   (270)
         Taxes on earnings                                 509     198
         Other current assets and liabilities             (102)     73
        Other, net                                          20      73
                                                        ------  ------
         Net cash provided by operating activities       1,810     618
                                                        ------  ------

Cash flows from investing activities:
  Investment in property, plant and equipment             (513)   (429)
  Disposition of property, plant and equipment             146     138
  Purchases of short-term investments                     (412) (1,959)
  Maturities of short-term investments                     784   1,824
  Other, net                                                18      (6)
                                                        ------  ------
         Net cash provided by (used in) investing           23    (432)
         activities                                     ------  ------

Cash flows from financing activities:
  Change in notes payable and short-term borrowings     (1,760)    186
  Issuance of long-term debt                                34     441
  Payment of current maturities of long-term debt          (14)     (2)
  Issuance of common stock under employee stock plans      106      86
  Repurchase of common stock                              (172)   (309)
  Dividends                                               (122)   (103)
  Other, net                                                (1)      -
                                                        ------  ------
         Net cash (used in) provided by financing       (1,929)    299
         activities                                     ------  ------
(Decrease) Increase in cash and cash equivalents           (96)    485
Cash and cash equivalents at beginning of period         2,885   1,973
                                                        ------  ------
Cash and cash equivalents at end of period              $2,789  $2,458
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


                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                              (Unaudited)

1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of January 31, 1997 and October 31, 1996, the results of operations for the three months ended January 31, 1997 and 1996, and the cash flows for the three months ended January 31, 1997 and 1996.

     The results of operations for the three months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. The Company paid interest of $107 million and $58 million during the three months ended January 31, 1997 and 1996, respectively. During the same periods, the Company paid income taxes of $47 million and $208 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

5. On May 17, 1996, the Company's Board of Directors approved a 2-for-1 stock split of the Company's $1 par value common stock in the form of a 100 percent distribution to shareholders of record as of June 21, 1996. As a result of the stock split, which took effect in July
     1996, authorized, outstanding, and reserved common shares doubled and retained earnings was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified. All references in the consolidated statement of earnings for the period ended January 31, 1996 to number of shares and per share amounts of the Company's common stock have been restated.

6. The Company accounts for its employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which is effective for fiscal year 1997. Under SFAS 123 companies may elect, but are not required, to use a fair value methodology to recognize compensation expense for all stock-based awards. The Company will implement the disclosure-only provisions of SFAS 123 effective with its annual financial statements for fiscal year 1997.


Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future Results (Unaudited).

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS
---------------------

Net Revenue - Net revenue for the first three months of fiscal 1997 was $10.3 billion, an increase of 11 percent from the same period of fiscal 1996. Product sales increased 10 percent and service revenue grew 18 percent over the corresponding period of fiscal 1996. Net revenue grew 9 percent to $6.0 billion internationally and 14 percent to $4.3 billion in the U.S.

The first quarter growth in net revenue was due principally to strong growth in home and desktop PCs, PC servers, UNIX(R) systems, and service and support. The Company's printer products groups grew moderately, with supplies leading growth. The Company's slower revenue growth, as compared to the same period in the prior year, is attributable to slower market growth in some geographies, intensified competitive pricing pressures, and declines in average selling prices for some of the Company's products. Fluctuations in foreign currency exchange rates also unfavorably impacted the Company's net revenue growth.

Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 65.0 percent for the first quarter of fiscal 1997, compared to 64.5 percent for the first quarter of fiscal 1996, a .5 percentage point increase. This compares to a 2.2 percentage point year-over-year increase experienced in the first quarter of fiscal 1996.
The decline in the rate of increase is due to a lessening in competitive pricing pressures in the PC businesses, favorable component pricing in the PC and printer businesses, and a favorable shift in the Company's product sales mix to higher-gross-margin products. Improved supply-chain management was also a key factor. Cost of sales is expected, however, to continue to trend upward in the future as the benefit of some of the factors above is considered temporary.

Operating expenses as a percentage of net revenue were 22.6 percent for the first quarter of fiscal 1997 and 1996. This reflects ongoing efforts to achieve expense structures appropriate for the Company's changing business and expansion of the net revenue base in fiscal 1997. Operating expenses increased 10 percent for the first quarter of fiscal 1997 over the corresponding year-ago period. Within this category, the largest expense growth occurred in research and development expenses, reflecting the Company's commitment to ensuring a continuing flow of high quality products.


Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 30.0 percent for the first quarter of fiscal 1997, compared to 32.0 percent for the first quarter of fiscal 1996. The lower tax rate in fiscal 1997 resulted from changes in the geographic mix of the Company's earnings and resolution of certain issues related to tax returns filed in previous years.

Net Earnings - Net earnings for the first quarter of fiscal 1997 were $912 million, or 87 cents per share on an average of 1.05 billion shares, compared to net earnings of $790 million, or 75 cents per share on an average of 1.05 billion shares for the first quarter of fiscal 1996, as restated to reflect the retroactive effect of the July 1996 2-for-1 stock split.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $2.9 billion at January 31, 1997, compared to $3.3 billion at October 31, 1996. In addition, other long-term investments, relatively low levels of debt compared to assets, and a large equity base continue to demonstrate the Company's financial flexibility.

Cash flows from operating activities were $1.8 billion during the first three months of fiscal 1997, compared to $618 million for the corresponding period of fiscal 1996.

The increase in cash flows from operating activities in fiscal 1997 was attributable primarily to changes in inventory levels during fiscal 1997 and 1996. Inventory declined 8 percent on 11 percent revenue growth during the first quarter of fiscal 1997, as compared to an increase of 54 percent on revenue growth of 27 percent in the same period of fiscal 1996. The decline during fiscal 1997, as well as the resulting improvement in inventory as a percentage of net revenue, from 20.3 percent in fiscal 1996 to 15.8 percent in fiscal 1997, is attributable primarily to improved supply-chain management, particularly of order inflows and shipments to third-party distribution channels.

Capital expenditures for the first three months of fiscal 1997 were $513 million, compared to $429 million for the corresponding period in fiscal 1996. The increase in capital expenditures was due to expansion of capacity for increased levels of business and increased expenditures to support growth in the Company's leasing business.

The changes in short-term investment and borrowing activities during the first quarter continue a program of repatriation of short-term investments from Puerto Rico that the Company began in the fourth quarter of fiscal 1996 due to changes in tax laws in that country. Cash from the liquidation of those investments was used to pay down notes payable and short-term borrowings.

Under the Company's ongoing stock repurchase program, shares have been purchased to meet employee stock plan requirements. During the three months ended January 31, 1997, the Company purchased and retired approximately
3.3 million shares for an aggregate price of $172 million. During the three months ended January 31, 1996, the Company purchased and retired approximately 7.4 million shares (on a restated basis) for an aggregate price of $309 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
HP's future operating results may be adversely affected if the Company is unable to continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements. The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. The Company then must make long-term investments and commit significant resources before knowing whether its predictions will eventually result in products that achieve market acceptance. After a product is developed, the Company must quickly ramp manufacturing in sufficient volumes at acceptable costs.

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

Inventory management has also become increasingly complex as the Company continues to sell a greater mix of products, especially printers and personal computers, through third party distribution channels. Resellers constantly adjust their ordering patterns in response to the Company's, and its competitors', supply into the channel and the timing of their new product introductions and relative feature sets, as well as seasonal fluctuations in end-user demand such as the back-to-school and holiday selling periods. Resellers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of the new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's gross margins.

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


Portions of the Company's manufacturing operations are dependent on the ability of suppliers to deliver components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect the Company's operating results until alternate sourcing could be developed. In order to secure components for production and introduction of new products, the Company frequently makes advanced payments to certain suppliers, and often enters into noncancelable purchase commitments with vendors for such components. Volatility in the prices of these component parts, the possible inability of the Company to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company's future operating results.

The Company continues to expand into third-party distribution channels to accomodate changing customer preferences. As a result, the financial health of these resellers, and the Company's continuing relationships with them, become more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of these resellers substantially weakens or the Company's relationship with such resellers deteriorates.

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

      UNIX is a registered trademark in the United States and other countries, licensed exclusively through X/Open(R) Company Limited.

      X/Open is a registered trademark, and the X device is a trademark of X/Open Company Ltd. in the U.K. and other countries.


                         PART II.  OTHER INFORMATION
                         ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's Annual Meeting of Shareholders was held on February 25, 1997.

         (b)  At the Annual Meeting, shareholders voted on three matters:
              the election of directors, the adoption of the Company's 1997 Director Stock Plan and the appointment of Price Waterhouse LLP as the Company's independent accountants.
              The shareholders elected all members of the management slate in an uncontested election and approved the adoption of the 1997 Director Stock Plan and the appointment of independent accountants, by the following votes, respectively.

          Directors
          ---------
                                                         Votes Withheld/
              Director                  Votes For          Abstentions
              --------                  ---------        ---------------
          Thomas E. Everhart           839,973,588          6,957,640
          John B. Fery                 840,037,495          6,893,733
          Jean-Paul G. Gimon           840,129,551          6,801,677
          Sam Ginn                     840,150,525          6,780,703
          Richard A. Hackborn          840,189,980          6,741,248
          Walter B. Hewlett            840,143,171          6,788,057
          George A. Keyworth II        840,183,091          6,748,137
          David M. Lawrence, M.D.      840,058,118          6,873,110
          Paul F. Miller, Jr.          840,137,583          6,793,645
          Susan P. Orr                 840,158,608          6,772,620
          David W. Packard             840,060,904          6,870,324
          Lewis E. Platt               840,185,891          6,745,337
          Robert P. Wayman             840,167,232          6,763,996

          Adoption of 1997 Director Stock Plan
          ------------------------------------
                                                     Votes Withheld/
              Votes For        Votes Against           Abstentions
              ---------        -------------         ---------------

             827,400,859        12,464,458              7,065,911

          Accountants
          -----------
                                                     Votes Withheld/
              Votes For        Votes Against          Abstentions
              ---------        -------------        ---------------

             843,735,489         1,302,557             1,893,182

 Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 13 of this report.

         (b) Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended January 31, 1997.


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEWLETT-PACKARD COMPANY
                                       (Registrant)



Dated: March 14, 1997                       By: ROBERT P. WAYMAN
                                            --------------------
                                                Robert P. Wayman
                                                Executive Vice President,
                                                Finance and Administration
                                                (Chief Financial Officer)


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES


                               EXHIBIT INDEX
                               -------------

Exhibits:

  1.     Not applicable.

  2.     None.

  3.     Amended By-Laws

  4.     None.

  5-9.   Not applicable.

  10-11. None.

  12-14. Not applicable.

  15.    None.

  16-17. Not applicable.

  18-19. None.

  20-21. Not applicable.

  22-24. None.

  25-26. Not applicable.

  27.    Financial Data Schedule.

  28.    Not applicable.

  99. Hewlett-Packard Company 1997 Director Stock Plan, which exhibit is incorporated herein by reference to Form S-8 filing made on March 7, 1997.