Form 10-Q
period 1997-04-30
HEWLETT PACKARD CO
filed 1997-06-16
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                             FORM 10-Q

(Mark one)
   ___
  | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended April 30, 1997

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

         Class                             Outstanding at April 30, 1997
--------------------------                 -------------------------------
Common Stock, $1 par value                      1.02 billion shares

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     ________


Part I.  Financial Information

   Item 1. Financial Statements.

           Consolidated Condensed Balance Sheet
           April 30, 1997 (Unaudited) and October 31, 1996              2

           Consolidated Condensed Statement of Earnings (Unaudited)
           Three months and six months ended April 30, 1997 and 1996    3

           Consolidated Condensed Statement of Cash Flows (Unaudited)
           Six months ended April 30, 1997 and 1996                     4

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                  5

   Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future
           Results (Unaudited).                                         6-10

Part II. Other Information

   Item 2. Changes in Securities.                                        11

   Item 6. Exhibits and Reports on Form 8-K.                            12

           Signature                                                    13

           Exhibit Index                                                14

Item 1.  Financial Statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------

              (Millions except par value and number of shares)
                                               April 30       October 31
                                                 1997            1996
                                              ----------      ----------
           Assets                            (Unaudited)
           ------

Current assets:
   Cash and cash equivalents                   $ 3,099         $ 2,885
   Short-term investments                          149             442
   Accounts and notes receivable                 6,875           7,126
   Inventories:
      Finished goods                             3,873           3,956
      Purchased parts and fabricated assemblies  2,382           2,445
   Other current assets                          1,270           1,137
                                               -------         -------
      Total current assets                      17,648          17,991
                                               -------         -------

Property, plant and equipment (less accumulated
   depreciation: April 30, 1997 - $5,035;
   October 31, 1996 - $4,662)                    5,826           5,536
Long-term investments and other assets           4,371           4,172
                                               -------         -------
                                               $27,845         $27,699
                                               =======         =======

       Liabilities and Shareholders' Equity
       ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings     $   270         $ 2,125
   Accounts payable                              2,473           2,375
   Employee compensation and benefits            1,719           1,675
   Taxes on earnings                             1,900           1,514
   Deferred revenues                             1,118             951
   Other accrued liabilities                     2,037           1,983
                                               -------         -------
      Total current liabilities                  9,517          10,623
                                               -------         -------

Long-term debt                                   2,495           2,579
Other liabilities                                1,048           1,059

Shareholders' equity:
   Preferred stock, $1 par value; 300,000,000
    shares authorized; none issued
   Common stock and capital in excess of $1 par
    value; 2,400,000,000 shares authorized;
    1,015,334,000 and 1,014,123,000 shares issued
    and outstanding at April 30, 1997 and October
    31, 1996, respectively                       1,015           1,014
   Retained earnings                            13,770          12,424
                                               -------         -------
      Total shareholders' equity                14,785          13,438
                                               -------         -------
                                               $27,845         $27,699
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


                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                 --------------------------------------------
                                 (Unaudited)

                    (Millions except per share amounts)

                                     Three months ended      Six months ended
                                          April 30               April 30
                                     ------------------     ------------------

                                       1997      1996        1997       1996
                                       ----      ----        ----       ----

Net revenue:
   Products                         $  8,833   $ 8,582    $ 17,658   $ 16,622
   Services                            1,507     1,298       2,977      2,546
                                     -------   -------     -------    -------
                                      10,340     9,880      20,635     19,168
                                     -------   -------     -------    -------

Costs and expenses:
   Cost of products sold and
     services                          6,743     6,498      13,437     12,486
   Research and development              744       691       1,443      1,303
   Selling, general and
     administrative                    1,751     1,650       3,372      3,143
                                     -------   -------     -------    -------
                                       9,238     8,839      18,252     16,932
                                     -------   -------     -------    -------

Earnings from operations               1,102     1,041       2,383      2,236

Interest income and other, net            69        62         145         99
Interest expense                          51        73         105        143
                                     -------   -------     -------    -------
Earnings before taxes                  1,120     1,030       2,423      2,192

Provision for taxes                      336       307         727        679
                                     -------   -------     -------    -------
Net earnings                          $  784   $   723     $ 1,696    $ 1,513
                                     =======   =======     =======    =======
Net earnings per share*               $  .75    $  .69        1.62       1.44
                                     =======   =======     =======    =======
Cash dividends declared per share*    $   --   $    --     $   .24    $   .20
                                     =======   =======     =======    =======
Average shares and equivalents
 used in computing net earnings
 per share*                            1,046     1,055       1,047      1,054
                                     =======   =======     =======    =======

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


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                (Unaudited)

                                 (Millions)
                                                       Six months ended
                                                           April 30
                                                       ------------------
                                                         1997      1996
                                                         ----      ----
Cash flows from operating activities:
   Net earnings                                      $  1,696   $  1,513
   Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                     697        590
        Deferred taxes on earnings                       (314)       (97)
        Change in assets and liabilities:
         Accounts and notes receivable                    251       (284)
         Inventories                                      146       (690)
         Accounts payable                                  98       (249)
         Taxes on earnings                                372         93
         Other current assets and liabilities             323        392
        Other, net                                        (93)        52
                                                      -------    -------
         Net cash provided by operating activities      3,176      1,320
                                                      -------    -------

Cash flows from investing activities:
  Investment in property, plant and equipment          (1,040)      (969)
  Disposition of property, plant and equipment            183        197
  Purchases of short-term investments                  (1,338)    (3,167)
  Maturities of short-term investments                  1,631      2,542
  Purchases of long-term investments                       --       (344)
  Other, net                                               17         (1)
                                                      -------    -------
         Net cash used in investing                      (547)    (1,742)
         activities                                   -------    -------

Cash flows from financing activities:
  Change in notes payable and short-term borrowings    (1,871)       247
  Issuance of long-term debt                               40        551
  Payment of current maturities of long-term debt        (107)        (3)
  Issuance of common stock under employee stock plans     209        188
  Repurchase of common stock                             (440)      (425)
  Dividends                                              (244)      (205)
  Other, net                                               (2)        (3)
                                                      -------    -------
         Net cash (used in) provided by financing      (2,415)       350
         activities                                   -------    -------

Increase (Decrease)  in cash and cash equivalents         214        (72)
Cash and cash equivalents at beginning of period        2,885      1,973
                                                      -------    -------
Cash and cash equivalents at end of period             $3,099     $1,901
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


                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                              (Unaudited)

1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of April 30, 1997 and October 31, 1996, the results of operations for the three months and six months ended April 30, 1997 and 1996, and the cash flows for the six months ended April 30, 1997 and 1996.

     The results of operations for the three months and six months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Net earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is effective for the Company's first quarter of fiscal 1998. Under SFAS 128, the Company will present two earnings per share
     (EPS) amounts. Basic EPS will be calculated based on income available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding. If the provisions of SFAS 128 had been applied in fiscal 1996 and the first two quarters in fiscal 1997, basic EPS would have been approximately 2 to 3 cents higher than, and diluted EPS would have been approximately the same as, reported quarterly EPS, as restated for the July 1996 2-for-1 stock split.

3. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

4. The Company paid interest of $152 million and $107 million during the six months ended April 30, 1997 and 1996, respectively.
     During the same periods, the Company paid income taxes of $600 million and $630 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

5. On May 17, 1996, the Company's Board of Directors approved a 2-for-1 stock split of the Company's $1 par value common stock in the form of a 100 percent distribution to shareholders of record as of June 21, 1996. As a result of the stock split, which took effect in July
     1996, authorized, outstanding, and reserved common shares doubled and retained earnings was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified. All references in the consolidated statement of earnings for the period ended April 30, 1996 to number of shares and per share amounts of the Company's common stock have been restated.

6. On May 16, 1997, the Company's Board of Directors declared a quarterly dividend on the Company's common stock for the third quarter of fiscal 1997 in the amount of 14 cents per share. This reflects a 17 percent increase compared to the 12 cents per share paid for each of the first and second quarters of the fiscal year. The third quarter dividend will be paid to shareholders of record on June 18, 1997 and is payable on July 9, 1997.

7. The Company accounts for its employee stock compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which is effective for fiscal year 1997. Under SFAS 123 companies may elect, but are not required, to use a fair value methodology to recognize compensation expense for all stock-based awards. The Company will implement the disclosure-only provisions of SFAS 123 effective with its annual financial statements for fiscal year 1997.


Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future Results (Unaudited).

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS
---------------------

Net Revenue - Net revenue for the quarter ended April 30, 1997 was $10.3 billion, an increase of 5 percent from the same period of fiscal 1996. Product sales increased 3 percent and service revenue grew 16 percent over the corresponding period of fiscal 1996. Net revenue grew 7 percent to $5.9 billion internationally and 1 percent to $4.4 billion in the U.S.

Net revenue for the first six months of fiscal 1997 was $20.6 billion, an increase of 8 percent from the same period of fiscal 1996. Product sales increased 6 percent and service revenue grew 17 percent over the corresponding period of fiscal 1996. Net revenue grew 8 percent to $11.9 billion internationally and 7 percent to $8.7 billion in the U.S.

The growth in net revenue for the second quarter and first half of fiscal 1997 was led by strong demand for low and mid-range Unix(R) systems, mass storage, mid-range PC servers, and services and supplies. The Company's measurement businesses also grew above the Company average in the first half. Net revenue growth in home PCs, desktop PCs, and printers slowed in part due to the Company's efforts to align shipments and third-party distribution channel inventories more closely with end-user demand, while strong stocking ship-ments to the reseller channel drove growth during fiscal 1996. Revenue growth was also constrained by market slowing in the U.S., continued market weakness in Japan, Germany and France and unfavorable fluctuations in foreign currency exchange rates in fiscal 1997.

Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 65.2 percent for the second quarter and 65.1 percent for the first half of fiscal 1997, compared to 65.8 percent for the second quarter and 65.1 percent for the first half of fiscal 1996. The decrease over the second quarter of fiscal 1996 was due primarily to a favorable shift in the Company's product sales mix to higher-gross margin products, more favorable component pricing in the PC and printer businesses, and slowing in the rate of price declines in the printer businesses. Improved supply-chain management was also a factor in the decline in the cost of sales ratio, as the Company's manage-ment of exposure to inventory write-downs and returns resulted in lower costs. Cost of sales, however, is expected to trend upward in the future as competi-tive pricing pressures and other factors offset the benefit of some of the factors above.

Operating Expenses - Operating expenses as a percentage of net revenue were
24.1 percent for the second quarter and 23.4 percent for the first half of fiscal 1997, compared to 23.7 percent for the second quarter and 23.2 percent for the first half of fiscal 1996. These ratios increased from fiscal 1996 as operating expense growth exceeded the slower net revenue growth experienced in fiscal 1997. Operating expenses increased 7 percent for the second quarter and 8 percent for the first half of fiscal 1997 over the corresponding year-ago periods, resulting primarily from increased marketing expenses and research and development costs. Increased employment in selected operating areas contributed to the rise in these expenses.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 30 percent for the second quarter of fiscal 1997 and 1996 and the first half of fiscal 1997. The tax rate was 31 percent for the first half of fiscal 1996. The tax rate decrease after the first quarter of fiscal 1996 resulted from differences in the geographic mix of the Company's earnings and resolution of certain issues related to tax returns filed in previous years.

Net Earnings - Net earnings for the second quarter of fiscal 1997 were $784 million, or 75 cents per share on an average of 1.05 billion shares, compared to net earnings of $723 million, or 69 cents per share on an average of 1.06 billion shares for the second quarter of fiscal 1996. For the six months ended April 30, 1997, net earnings were $1.7 billion, or $1.62 per share on an average of 1.05 billion shares, compared to net earnings of $1.5 billion, or $1.44 per share on an average of 1.05 billion shares for the first half of 1996. The number of shares and per share amounts for fiscal 1996 have been restated to reflect the retroactive effect of the July 1996 2-for-1 stock split.


FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $3.2 billion at April 30, 1997, compared with $3.3 billion at October 31, 1996. In addition, other long-term investments, relatively low levels of debt compared to assets, and a large equity base continue to demonstrate the Company's financial flexibility.

Cash flows from operating activities were $3.2 billion during the first half of fiscal 1997, compared to $1.3 billion for the corresponding period of fiscal 1996. The increase in cash flows from operating activities in fiscal 1997 was attributable primarily to substantially slower growth in inventory and accounts and notes receivable during the first half of fiscal 1997. Inventory declined to 15.7 percent of net revenue from 18.7 percent in the prior year, while receivables declined to 17.2 percent from 19.5 percent. Slowing revenue growth contributed to these declines as well as continued progress in supply-chain management, particularly of shipments to third-party distribution channels.

Capital expenditures for the first six months of fiscal 1997 were $1.04 billion, compared to $969 million for the corresponding period in fiscal 1996. The increase in capital expenditures was due primarily to expansion of capacity for increased levels of business and increased expenditures to support growth in the Company's leasing business, partially offset by lower expenditures for facilities.

The changes in short-term investment and borrowing activities during the first half of fiscal 1997 compared to the same period in fiscal 1996 resulted from a program of repatriation of short-term investments from Puerto Rico. The program began in the fourth quarter of fiscal 1996 due to changes in tax laws in that country. Cash from the liquidation of those investments was used to pay down notes payable and short-term borrowings.

Under the Company's ongoing stock repurchase program, shares were purchased to meet employee stock plan requirements. During the six months ended April 30, 1997, the Company purchased and retired approximately 8.3 million shares for an aggregate price of $440 million. During the six months ended April 30, 1996, the Company purchased and retired approximately 9.9 million shares (on a restated basis) for an aggregate price of $425 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

     Competition. The Company encounters aggressive competition in all areas of its business activity. The Company's competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Product life cycles are short, and, to remain competitive, the Company will be required to develop new products, period-ically enhance its existing products and compete effectively on the basis of the factors described above. In particular, the Company anticipates that it will have to continue to adjust prices of many of its products to stay com-petitive and it will have to effectively manage financial returns with reduced gross margins.

     New Product Introductions. The Company's future operating results may be adversely affected if the Company is unable to continue to develop, manufacture and market innovative products and services rapidly that meet customer requirements for performance and reliability. The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customers' changing needs and emerging technological trends. The Company consequently must make long-term investments and commit significant resources before knowing whether its predictions will eventually result in products that achieve market acceptance. After a product is developed, the Company must quickly manufacture sufficient volumes at acceptable costs. This is a process that requires accurate fore-casting of volumes, mix of products and configurations. Moreover, the supply and timing of a new product or service must match customers' demand and timing for the particular product or service. Given the wide variety of systems, products and services the Company offers, the process of planning production and managing inventory levels becomes increasingly difficult.


     Inventory Management. Inventory management has become increasingly complex as the Company continues to sell a greater mix of products, especially printers and personal computers, through third-party distribution channels. Resellers constantly adjust their ordering patterns in response to the Company's and its competitors' supply into the channel and the timing of their new product introductions and relative feature sets, as well as seasonal fluctuations in end-user demand such as the back-to-school and holiday selling periods. Resellers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's gross margins.

     Short Product Life Cycles. The short life cycles of many of the Company's products pose a challenge for the effective management of the transition from existing products to new products and could adversely affect the Company's future operating results. Product development or manufacturing delays, variations in product costs, and delays in customer purchases of existing products in anticipation of new product introductions are among the factors that make a smooth transition from current products to new products difficult. In addition, the timing of competitors' introductions of new products and services may negatively affect future operating results of the Company, especially when these introductions coincide with periods leading up to the Company's own introduction of new or enhanced products. Furthermore, some of the Company's own new products may replace or compete with certain of the Company's current products.

     Intellectual Property. The Company generally relies upon patent, copyright, trademark and trade secret laws in the United States and in selected other countries to establish and maintain its proprietary rights in its technology and products. However, there can be no assurance that any of the Company's proprietary rights will not be challenged, invalidated or circumvented, or that any such rights will provide significant competitive advantages. Moreover, because of the rapid pace of technological change in the information technology industry, many of the Company's products rely on key technologies developed by others. There can be no assurance that the Company will be able to continue to obtain licenses to such technologies. In addition, from time to time the Company receives notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources and cause the Company to incur significant expenses. In the event of a successful claim of infringe-ment against the Company and failure or inability of the Company to license the infringed technology or to substitute similar non-infringing technology, the Company's business could be adversely affected.

     Reliance on Suppliers. Portions of the Company's manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically exper-iences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect the Company's operating results until alternate sourcing can be developed. In order to secure components for production and introduction of new products, the Company frequently makes advance payments to certain suppliers, and often enters into noncancelable purchase commitments with vendors for such components. Volatility in the prices of these component parts, the possible inability of the Company to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company's future operating results.


     Reliance on Third Party Distribution Channels. The Company continues to expand into third-party distribution channels to accommodate changing customer preferences. As a result, the financial health of resellers of the Company's products, and the Company's continuing relationships with such resellers, are becoming more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business condi-tions. The Company's financial results could be adversely affected if the financial condition of certain of these resellers substantially weakens or if the Company's relationship with such resellers deteriorates.

     International. Sales outside the United States make up more than half of the Company's revenues. In addition, a portion of the Company's product and component manufacturing, along with key suppliers, are located outside the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in foreign currency exchange rates, changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters.

     Acquisitions, Strategic Alliances, Joint Ventures and Divestitures. As a matter of course, the Company frequently engages in discussions with a variety of parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although consummation of any transaction is unlikely to have a material effect on the Company's results as a whole, the implementation or integration of a transaction may contribute to the Company's results differing from the investment community's expectation in a given quarter. Divestitures may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require, among other things, integration or coordination with a different company culture, management team organization and business infrastructure. They may also require the development, manufacture and marketing of product offerings with the Company's products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of the transaction, successful integration depends on a variety of factors, including the hiring and retention of key employees, management of geographically separate facilities, and the integration or coordination of different research and development and product manufacturing facilities. All of these efforts require varying levels of management resources, which may temporarily adversely impact other business operations.


     Earthquake. A portion of the Company's research and development activities, its corporate headquarters, other critical business operations and certain of its suppliers are located near major earthquake faults. The ultimate impact on the Company, its significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly self-insured for losses and interruptions caused by earthquakes.

     Environmental. Certain of the Company's operations involve the use of substances regulated under various federal, state, and international laws governing the environment. It is the Company's policy to apply strict standards for environmental protection to sites inside and outside the U.S., even if not subject to regulations imposed by local governments. The liability for environmental remediation and related costs is accrued when it is considered probable and the costs can be reasonably estimated. Environ-mental costs are presently not material to the Company's operations or financial position.

     Quarterly Fluctuations and Volatility of Stock Prices. Although the Company believes that it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations, which could cause period-to-period fluctuations in operating results. The Company's stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community are among the factors affecting the Company's stock price. In addition, the stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to the Company's performance. Because of the foregoing reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.



                         PART II.  OTHER INFORMATION
                         ---------------------------


 Item 2. On February 4, 1997, the Company, without any underwriter, sold an aggregate of 377,583 shares of the Company's common stock (the "Company Shares") to the six holders of common stock of Rockland Technologies, Inc. ("RTI"), pursuant to the Company's acquisition of RTI. The Company Shares had a value of approximately $19.6 million on the date of sale. The Company relied on the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

 Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

               A list of exhibits is set forth in the Exhibit Index found on page 13 of this report.

         (b) Reports on Form 8-K:

               There were no reports on Form 8-K filed during the three months ended April 30, 1997.


                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEWLETT-PACKARD COMPANY
                                       (Registrant)



Dated: June 13, 1997                 By:    ROBERT P. WAYMAN
                                            --------------------
                                            Robert P. Wayman
                                            Executive Vice President,
                                            Finance and Administration
                                            (Chief Financial Officer)

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