Form 10-Q
period 1997-07-31
HEWLETT PACKARD CO
filed 1997-09-12
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

(Mark one)
   ___
  | X |      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                 OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended July 31, 1997

                                   OR
   ___
  |   |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---
                  OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ___________ to __________

                      Commission file number:  1-4423

                          HEWLETT-PACKARD COMPANY
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)

       California                                      94-1081436
 -----------------------------                     ------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

3000 Hanover Street, Palo Alto, California                94304
------------------------------------------              ---------
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

                                          Yes    X     No
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at July 31, 1997
--------------------------                 ----------------------------
Common Stock, $1 par value                     1.04 billion shares





                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   INDEX
                                   -----
                                                                   Page No.
                                                                  --------

Part I.  Financial Information

  Item 1. Financial Statements.

          Consolidated Condensed Balance Sheet
          July 31, 1997 (Unaudited) and October 31, 1996               2

          Consolidated Condensed Statement of Earnings (Unaudited)
          Three months and nine months ended
          July 31, 1997 and 1996                                       3

          Consolidated Condensed Statement of Cash Flows (Unaudited)
          Nine months ended July 31, 1997 and 1996                     4

          Notes to Consolidated Condensed Financial Statements
          (Unaudited)                                                  5-6

  Item 2. Management's Discussion and Analysis of Financial
          Condition, Results of Operations and Factors That May
          Affect Future Results (Unaudited).                           7-11

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K.                            12

          Signature                                                    13

          Exhibit Index                                                14

Item 1.  Financial Statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------
              (Millions except par value and number of shares)


                                              July 31       October 31
                                                1997           1996
                                             -----------    ----------
                                             (Unaudited)

                  Assets
                  ------

Current assets:
   Cash and cash equivalents                    $ 2,680         $ 2,885
   Short-term investments                           115             442
   Accounts and notes receivable                  7,217           7,126
   Inventories:
      Finished goods                              3,962           3,956
      Purchased parts and fabricated assemblies   2,485           2,445
   Other current assets                           1,399           1,137
                                                -------         -------
      Total current assets                       17,858          17,991
                                                -------         -------

Property, plant and equipment (less accumulated
   depreciation: July 31, 1997 - $5,342;
   October 31, 1996 - $4,662)                     6,027           5,536
Long-term investments and other assets            4,597           4,172
                                                -------         -------
                                                $28,482         $27,699
                                                =======         =======

      Liabilities and Shareholders' Equity
      ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings      $   340         $ 2,125
   Accounts payable                               2,579           2,375
   Employee compensation and benefits             1,743           1,675
   Taxes on earnings                              1,698           1,514
   Deferred revenues                              1,135             951
   Other accrued liabilities                      2,194           1,983
                                                -------         -------
     Total current liabilities                    9,689          10,623
                                                -------         -------

Long-term debt                                    2,495           2,579
Other liabilities                                 1,071           1,059

Shareholders' equity:
   Preferred stock, $1 par value; 300,000,000
    shares authorized; none issued
   Common stock and capital in excess of $1 par
    value; 2,400,000,000 shares authorized;
    1,038,898,000 and 1,014,123,000 shares issued
    and outstanding at July 31, 1997 and October
    31, 1996, respectively                        1,061           1,014
   Retained earnings                             14,166          12,424
                                                -------         -------
         Total shareholders' equity              15,227          13,438
                                                -------         -------
                                                $28,482         $27,699
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

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                 --------------------------------------------
                                 (Unaudited)

                    (Millions except per share amounts)

                                   Three months ended   Nine months ended
                                         July 31             July 31
                                   ------------------   -----------------
                                      1997      1996       1997      1996
                                      ----      ----       ----      ----
Net revenue:
   Products                         $ 8,900   $ 7,783    $26,558   $24,404
   Services                           1,571     1,322      4,548     3,869
                                    -------   -------    -------   -------
                                     10,471     9,105     31,106    28,273

Costs and expenses:
   Cost of products sold and
     services                         7,053     6,194     20,490    18,680
   Research and development             777       708      2,220     2,011
   Selling, general and
     administrative                   1,816     1,592      5,188     4,735
                                    -------   -------    -------   -------
                                      9,646     8,494     27,898    25,426
                                    -------   -------    -------   -------

Earnings from operations                825       611      3,208     2,847

Interest income and other, net          109        89        254       188
Interest expense                         53        84        158       227
                                    -------   -------    -------   -------
Earnings before taxes                   881       616      3,304     2,808

Provision for taxes                     264       191        991       870
                                    -------   -------    -------   -------
Net earnings                        $   617   $   425    $ 2,313   $ 1,938
                                    =======   =======    =======   =======
Net earnings per share              $   .58   $   .40    $  2.20   $  1.84
                                    =======   =======    =======   =======
Cash dividends declared per share   $   .28   $   .24    $   .52   $   .44
                                    =======   =======    =======   =======
Average shares and equivalents
 used in computing net earnings
 per share                            1,060     1,053      1,051     1,053
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

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                (Unaudited)

                                (Millions)

                                                       Nine months ended
                                                           July 31
                                                       -----------------
                                                        1997       1996
                                                        ----       ----

Cash flows from operating activities:
   Net earnings                                        $2,313     $1,938
   Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                   1,105        931
        Deferred taxes on earnings                       (371)      (146)
        Change in assets and liabilities:
         Accounts and notes receivable                    128        198
         Inventories                                       37       (848)
         Accounts payable                                 169       (321)
         Taxes on earnings                                157         60
         Other current assets and liabilities             254        213
        Other, net                                       (357)        17
                                                       ------     ------
         Net cash provided by operating activities      3,435      2,042
                                                       ------     ------

Cash flows from investing activities:
  Investment in property, plant and equipment          (1,599)    (1,500)
  Disposition of property, plant and equipment            255        249
  Purchases of short-term investments                  (2,588)    (5,842)
  Maturities of short-term investments                  2,915      4,747
  Purchases of long-term investments                       -        (344)
  Other, net                                               17         17
                                                       ------     ------
         Net cash used in investing activities         (1,000)    (2,673)
                                                       ------     ------

Cash flows from financing activities:
  Change in notes payable and short-term borrowings    (1,870)        41
  Issuance of long-term debt                               47      1,360
  Payment of current maturities of long-term debt        (112)       (24)
  Issuance of common stock under employee stock plans     280        267
  Repurchase of common stock                             (598)      (802)
  Dividends                                              (387)      (327)
                                                       ------     ------
         Net cash (used in) provided by financing      (2,640)       515
         activities                                    ------     ------

Decrease in cash and cash equivalents                    (205)      (116)
Cash and cash equivalents at beginning of period        2,885      1,973
                                                       ------     ------
Cash and cash equivalents at end of period             $2,680     $1,857
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

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                              (Unaudited)

1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of July 31, 1997 and October 31, 1996, the results of operations for the three months and nine months ended July 31, 1997 and 1996, and the cash flows for the nine months ended July 31, 1997 and 1996.

    The results of operations for the three months and nine months ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Net earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during each period. Common share equivalents represent the dilutive effect of outstanding stock options.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," which is effective for the Company's first quarter of fiscal 1998. Under SFAS 128, the Company will present two earnings per share
    (EPS) amounts. Basic EPS will be calculated based on income available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding. If the provisions of SFAS 128 had been applied in fiscal 1996 and in the first three quarters of fiscal 1997, basic EPS would have been approximately 2 to 3 cents higher than, and diluted EPS would have been approximately the same as, reported EPS for each quarter.

3. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

4. The Company paid interest of $223 million and $194 million during the nine months ended July 31, 1997 and 1996, respectively. During the same periods, the Company paid income taxes of $1,113 million and $899 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

5. In June 1997, the Company acquired all of the outstanding shares of common stock of VeriFone, Inc. ("VFI") in exchange for 23,590,000 shares of the Company's common stock. VFI provides hardware and software systems that allow secure electronic payments among consumers, merchants and financial institutions around the world. The merger was accounted for using the pooling-of-interests method. However, the accompanying consolidated condensed financial statements have not been restated because VFI's assets, liabilities, and results of operations were not material to the Company. Instead, VFI has been included in the Company's consolidated condensed financial statements commencing from the effective date of the merger. VFI's stockholders' equity immediately preceding the merger totaled $161 million.

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

7. The following disclosures on the Company's accounting policies for foreign exchange contracts are in response to new rules issued by the Securities and Exchange Commission in January 1997 that are effective for fiscal periods ending after June 15, 1997.

    The Company requires foreign exchange contracts to be designated at inception to the related foreign exchange exposures being hedged, which include foreign currency commitments for sales by subsidiaries and assets and liabilities that are denominated in currencies other than the U.S. dollar. Additionally, the hedging contracts must reduce the foreign currency exchange rate risk otherwise inherent in the notional amount and duration of the hedged exposures, and comply with established Company risk management policies.

    When hedging sales commitments exposure, foreign exchange contract expirations are set so as to occur in the same month the hedged shipments occur, causing realized gains and losses on the contracts to be recognized in net revenue in the same periods in which the related revenues are recognized. When hedging balance sheet exposure, realized gains and losses on foreign exchange contracts are recognized in "interest income and other, net" in the same period as the realized gains and losses on translation of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated condensed statement of cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future Results (Unaudited).

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS
---------------------

Net Revenue - Net revenue for the third quarter ended July 31, 1997 was $10.5 billion, an increase of 15 percent from the same period of fiscal 1996. Product sales increased 14 percent and service revenue grew 19 percent over the corresponding period of fiscal 1996. Net revenue grew 15 percent to $5.7 billion internationally and 15 percent to $4.8 billion in the U.S.

Net revenue for the first nine months of fiscal 1997 was $31.1 billion, an increase of 10 percent from the same period of fiscal 1996. Product sales increased 9 percent and service revenue grew 18 percent over the corresponding period of fiscal 1996. Net revenue grew 10 percent to $17.6 billion internationally and 10 percent to $13.5 billion in the U.S.

The growth in net revenue for the third quarter and first nine months of fiscal 1997 was principally due to strong demand for the Company's personal computer products, including third quarter shipments of HP Vectra corporate PCs and the HP Pavilion multimedia home PCs, and continued strength in hardcopy supplies, PC servers and UNIX servers. Net revenue for professional services was strong, driven by consulting, education, and software support. These increases were partially offset by decreased revenue in medical products in the third quarter due to shipment delays associated with some products. Geographic distribution of net revenue growth was well balanced, and solid international net revenue growth was achieved despite continued unfavorable fluctuations in foreign currency exchange rates.

Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 67.4 percent for the third quarter and 65.9 percent for the first nine months of fiscal 1997, compared to 68.0 percent for the third quarter and 66.1 percent for the first nine months of fiscal 1996. Without the effect of charges related to the exit from disk-mechanism manufacturing and the related operating losses in that business, cost of products sold and services as a percentage of net revenue would have been 66.0 percent for the third quarter of 1996, and 65.1 percent for the nine months ended July 31, 1996. The cost of sales ratio increase in the third quarter drove the increase for the nine months, overcoming the flat year-over-year trend experienced in the first half. The increase in the third quarter over the year-ago period adjusted cost of sales ratio was primarily the result of competitive pricing pressures in the PC and UNIX workstation businesses and an ongoing shift in the mix of products sold towards lower gross margin product families such as PCs. Additionally, in the third quarter, the shipment delays in the medical business contributed to the increase in the cost of sales ratio. Cost of sales is expected to trend upward over time, with some variability around that trend, as competitive pricing pressures and mix shifts continue.

Operating Expenses - Operating expenses as a percentage of net revenue were
24.7 percent for the third quarter and 23.8 percent for the first nine months of fiscal 1997, compared to 25.3 percent for the third quarter and 23.8 percent for the first nine months of fiscal 1996. Although not increasing as a percentage of net revenue, operating expenses increased 13 percent over the year-ago quarter and 10 percent year-over-year for the nine month period. Without the positive impact of changes in foreign currency exchange rates, underlying operating expense growth would have been approximately 3 percentage points higher for each period. Year-over year growth resulted primarily from higher marketing and selling expenses as a result of increased advertising, distribution costs, and commissions. In addition, expenses recognized for stock appreciation rights granted to employees increased operating expense growth by approximately one percentage point, driven primarily by a sharp increase in the Company's stock price during the third quarter of fiscal 1997. Finally, employment in selected operating areas continued to increase during the third quarter to support the Company's growth.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 30 percent for the third quarter and first nine months of
fiscal 1997.   The tax rate was 31 percent for the third quarter and first nine months of fiscal 1996. The lower tax rates in fiscal 1997 resulted from changes in the geographic mix of the Company's earnings and resolution of certain issues related to tax returns filed in previous years.

Net Earnings - Net earnings for the third quarter of fiscal 1997 were $617 million, or 58 cents per share on an average of 1.06 billion shares, compared to net earnings of $425 million, or 40 cents per share on an average of 1.05 billion shares for the third quarter of fiscal 1996. Net earnings growth for the third quarter of 45 percent would have been 11 percent without the effects of exiting the disk mechanism business in last year's third quarter. For the nine months ended July 31, 1997, net earnings were $2.3 billion, or $2.20 per share on an average of 1.05 billion shares, compared to net earnings of $1.9 billion, or $1.84 per share on an average of 1.05 billion shares for the first nine months of 1996.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $2.8 billion at July 31, 1997, compared with $3.3 billion at October 31, 1996. In addition, other long-term investments, relatively low levels of debt compared to assets, and a large equity base contribute to the Company's financial flexibility.

Cash flows from operating activities were $3.4 billion during the first nine months of fiscal 1997, compared to $2.0 billion for the corresponding period of fiscal 1996. The increase in cash flows from operating activities in fiscal 1997 was attributable primarily to changes in inventory levels during fiscal 1997 and 1996. Inventory declined 6 percent on 10 percent revenue growth during the first nine months of fiscal 1997, as compared to an increase of 26 percent on revenue growth of 26 percent in the same period of fiscal 1996. The decline during fiscal 1997, as well as the resulting improvement in inventory as a percentage of net revenue, from 18.5 percent in fiscal 1996 to 15.6 percent in fiscal 1997, is attributable primarily to improved supply-chain management, particularly of third-party distribution channels.

Capital expenditures for the first nine months of fiscal 1997 were $1.6 billion, compared to $1.5 billion for the corresponding period in fiscal 1996. The increase in capital expenditures was due primarily to expansion of capacity for increased levels of business and increased expenditures for machinery and equipment to support growth in the Company's leasing and printer businesses, partially offset by lower expenditures for facilities.

The changes in short-term investment and borrowing activities during the first nine months of fiscal 1997 compared to the same period in fiscal 1996 resulted from a program of repatriation of short-term investments from Puerto Rico. The program began in the fourth quarter of fiscal 1996 due to changes in tax laws. Cash from the liquidation of those investments was used to pay down notes payable and short-term borrowings. Under the Company's ongoing stock repurchase program, shares were purchased to meet employee stock plan requirements. During the nine months ended July 31, 1997, the Company purchased and retired approximately 11.3 million shares for an aggregate price of $598 million. During the nine months ended July 31, 1996, the Company purchased and retired approximately 18.2 million shares for an aggregate price of $802 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

Competition. The Company encounters aggressive competition in all areas of its business activity. The Company's competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company competes primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Product life cycles are short, and, to remain competitive, the Company will be required to develop new products, periodically enhance its existing products and compete effectively on the basis of the factors described above. In particular, the Company anticipates that it will have to continue to adjust prices of many of its products to stay competitive and it will have to effectively manage financial returns with reduced gross margins.

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

Intellectual Property. The Company generally relies upon patent, copyright, trademark and trade secret laws in the United States and in selected other countries to establish and maintain its proprietary rights in its technology and products. However, there can be no assurance that any of the Company's proprietary rights will not be challenged, invalidated or circumvented, or that any such rights will provide significant competitive advantages. Moreover, because of the rapid pace of technological change in the information technology industry, many of the Company's products rely on key technologies developed by others. There can be no assurance that the Company will be able to continue to obtain licenses to such technologies. In addition, from time to time the Company receives notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources and cause the Company to incur significant expenses. In the event of a successful claim of infringement against the Company and failure or inability of the Company to license the infringed technology or to substitute similar non-infringing technology, the Company's business could be adversely affected.

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

                         PART II.  OTHER INFORMATION
                         ---------------------------

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         A list of exhibits is set forth in the Exhibit Index found on page 14 of this report.

     (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended July 31, 1997.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HEWLETT-PACKARD COMPANY
                                              (Registrant)



Dated: September 12, 1997                     By:  ROBERT P. WAYMAN
                                                   ----------------
                                                   Robert P. Wayman
                                                   Executive Vice President,
                                                   Finance and Administration
                                                   (Chief Financial Officer)

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