Form 10-K405
period 1997-10-31
HEWLETT PACKARD CO
filed 1998-01-27
CIK 47217

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         COMMISSION FILE NUMBER: 1-4423

                            HEWLETT-PACKARD COMPANY
              EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER

                  CALIFORNIA                                    94-1081436
        STATE OR OTHER JURISDICTION OF                       I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION                       IDENTIFICATION NO.

                3000 HANOVER STREET, PALO ALTO, CALIFORNIA 94304
                     ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 857-1501

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                   TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------------------
                      Common Stock                                     New York Stock Exchange, Inc.
                 par value $1 per share                                 The Pacific Exchange, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock held by nonaffiliates as of December 26, 1997 was $50,290,256,964.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 26, 1997: 1,040,113,000 shares of $1 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               DOCUMENT DESCRIPTION                          10-K PART
        -------------------------------------------------------------------  ----------
        Pages 31 - 56 (excluding order data and "Statement of Management
          Responsibility") and the inside back cover of the registrant's
          1997 Annual Report to Shareholders...............................   I, II, IV
        Pages 2 - 16 and 22 of the registrant's Notice of Annual Meeting of
          Shareholders and Proxy Statement dated January 12, 1998..........         III

================================================================================

                                     PART I
ITEM 1. BUSINESS

PRODUCTS AND SERVICES

     Hewlett-Packard Company was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William
R. Hewlett and David Packard.

     On a worldwide basis, Hewlett-Packard Company, together with its consolidated subsidiaries (the "Company"), designs, manufactures and services products and systems for measurement, computation and communications. The Company offers a wide variety of systems and standalone products, including computer systems, personal computers ("PCs"), printers and other hardcopy and imaging products, calculators and other personal information products, electronic test equipment and systems, medical electronic equipment, components based on optoelectronic, silicon and compound semiconductor technologies, and instrumentation for chemical analysis. Services such as systems integration, network systems outsourcing management, consulting, education, product financing and rentals, as well as customer support and maintenance, are also an integral part of the Company's offerings. These products and services are used in industry, business, engineering, science, medicine and education. A summary of the Company's net revenue as contributed by its major groupings of similar products and services appears on page 55 of the Company's 1997 Annual Report to Shareholders, which page (excluding order data) is incorporated herein by reference.

     The Company's computer systems, computers, personal information products and hardcopy and imaging products are used in a variety of applications, including scientific and engineering computation and analysis, instrument control and business information management. The Company's core computing products and technologies include its PA-RISC architecture for systems and workstations, its Explicitly Parallel Instruction Computing technology, jointly developed with Intel Corporation, that will provide the foundation for next-generation, 64-bit high-end systems; and software infrastructure for open systems. The Company's general-purpose computers and computer systems include scalable families of PCs, servers and systems for use in homes, home offices and small offices, small workgroups, larger departments and entire enterprises. Key product families include the HP 9000 series, which runs HP-UX, the Company's implementation of the UNIX(R)(1) operating system, and comprises multiuser computers for both technical and commercial applications as well as workstations with powerful computational and graphics capabilities; the HP NetServer series of PC servers; the HP Vectra series of PCs for use in business, engineering, manufacturing and chemical analysis; and the HP Pavilion multimedia home PCs. The Company offers associated services in software programming, networking, distributed systems and data management. Customers of the Company's computers, computer systems, and software infrastructure products include original equipment manufacturers, dealers, value-added resellers and retailers, as well as end users for a variety of applications.

     In the field of computing during fiscal 1997, the Company introduced a wide variety of new products and systems, including the HP 9000 V-Class enterprise server for use in decision-support, data-warehousing, transaction-processing, engineering and scientific applications; new HP 9000 D-Class enterprise servers for superior entry-level performance; new HP NetServer LX and LXr systems that integrate Intel Corporation's Pentium(R)(2) Pro 200MHz microprocessor; and the PA-8500 microprocessor, the most recent addition to the Company's family of HP-PA microprocessors that are currently commercially available.

     This year the Company also introduced new HP Vectra PCs, including the HP Vectra XA, the HP Vectra VL and the HP Vectra VA models, and a next-generation family of HP Pavilion multimedia PCs that deliver imaging and Internet capabilities for retail prices less than US$1,000. In early fiscal 1998, the Company also introduced HP Pavilion multimedia PCs with retail prices less than US$800. Other product introductions during fiscal 1997 included the HP Kayak PC workstation family of personal workstations that is

---------------

(1) UNIX is a registered trademark of The Open Group.

(2) Pentium is a U.S. registered trademark of Intel Corporation.

based on Microsoft (R) Windows (R) NT(3) and Intel's Pentium II processor; and the HP Brio family of small-business PCs.

     In addition to services such as systems integration, network systems management outsourcing, consulting, education, product financing and rentals, the Company provides service for its equipment, systems, and hardcopy and imaging products. This service includes support and maintenance services, parts and supplies for the following: design and manufacturing systems, office and information systems, general-purpose instruments, computers and computer systems, networking, hardcopy and imaging products. In fiscal 1997, the Company derived 15 percent of its revenue from such services. Key service introductions in fiscal 1997 included HP Critical Systems Support, a package of hardware, applications and services that guarantees 99.95 percent system uptime in high-availability, UNIX system environments; and HP Scalable Services for Windows NT, under which the Company commits to resolving Windows NT system hardware issues within six hours of receiving a customer call.

     Key software events in fiscal 1997 included a number of enhancements to HP OpenView, the Company's suite of products and services for integrated network, system, application and database management, including HP OpenView Desktop Administrator, a set of tools and services for managing desktop networks; and the HP OpenView IT service-management program. During 1997, the Company also acquired VeriFone, Inc., a leader in the electronic-business marketplace.

     The Company's hardcopy and imaging products include a variety of system and desktop printers, such as the HP LaserJet family, and the HP DeskJet family, which is based on the Company's thermal inkjet technology. The Company also markets large-format printers, scanners, PC photography products and all-in-one products that perform copying, printing, scanning and faxing functions. Key introductions in these product families in fiscal 1997 included the HP LaserJet 4000 family, which prints at 17 pages per minute, and the HP DeskJet 722C/890C printers, which incorporate new HP technologies for photo-quality printing. This year the Company also introduced the HP ScanJet 5p, a desktop scanner, the HP6100C Professional Series family of scanners, and the HP OfficeJet 600 and OfficeJet Pro 1150Cse series of all-in-one products, as well as the PhotoSmart family of PC photography products.

     In the information-storage business, the Company introduced the HP SureStore CD-Writer Plus, which enables users to write and rewrite 650 Megabytes of data on a compact disk.

     The Company also produces systems that are used for a wide range of testing and measurement functions in electronics, medicine and chemical analysis. Key introductions in test and measurement in fiscal 1997 included the HP 83000 multimedia test series for semiconductor test, and the HP Infinium family of oscilloscopes. In the Company's medical business, the Company introduced the HP SONOS 5500 system for cardiovascular ultrasound. In the chemical-analysis business, the Company brought out the HP GeneArray Scanner, which can substantially reduce the time it takes to analyze targeted DNA mutations.

     The Company also makes electronic component products, consisting principally of microwave semiconductor, fiber-optic and optoelectronic devices, including light-emitting diodes (LEDs). These products are sold primarily to other manufacturers for use in their electronic products, but many of the Company's products incorporate them as well. In fiscal 1997, the Company announced a single-chip, interface controller integrated circuit that helps enable high-performance, mass-storage applications.

MARKETING

     Customers. The Company has approximately 600 sales and support offices and distributorships in more than 120 countries. Sales are made to industrial and commercial customers, educational and scientific institutions, healthcare providers (including individual doctors, hospitals, clinics and research laboratories), and, in the case of its PCs, hardcopy, imaging and other personal-information products, to individuals for personal use.

---------------

(3) Windows is a U.S. registered trademark of Microsoft Corporation. Windows NT is a U.S. registered trademark of Microsoft Corporation.

     Sales Organization. More than half of the Company's net revenue is derived through reseller channels, including retailers, dealers and original equipment manufacturers. The remaining revenue results from the efforts of its own sales organization. These direct sales operations are supported by field service engineers, sales representatives, service personnel and administrative support staff. The Company generated a higher proportion of its net revenue in fiscal 1997 than in fiscal 1996 from its PCs, printers and other personal-information products, which are sold through resellers. The financial health of these resellers, and the Company's continuing relationships with such resellers, are becoming more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of certain of these resellers substantially weakens or if the Company's relationship with such resellers deteriorates.

     Resellers constantly adjust their ordering patterns in response to the Company's and its competitors' supply into the channel, and in response to the timing of their new product introductions and relative feature sets, as well as seasonal fluctuations in end-user demand, such as the back-to-school and holiday selling periods. Resellers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products.

     International. The Company's net revenue originating outside the United States, as a percentage of the Company's total net revenue, was approximately 56 percent in each of fiscal 1997, 1996 and 1995, the majority of which was from customers other than foreign governments. Approximately two-thirds of the Company's international revenue in each of the last three fiscal years was derived from Europe, with most of the balance coming from Japan and other countries in Asia Pacific, Latin America and Canada.

     Foreign sales subsidiaries make most of the Company's sales in international markets. In countries with low sales volumes, various representatives and distributors make most of the Company's sales. However, certain sales in international markets are made directly from the United States.

     The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. The Company is also exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar, as well as interest rate risk inherent in the Company's debt, investment and finance receivable portfolios. The Company's risk management strategy utilizes derivative financial instruments, including forwards, swaps and purchased options to hedge certain of these foreign currency and interest rate exposures. As of October 31, 1997, a sensitivity analysis performed by the Company indicated that adverse movements in foreign exchange rates and interest rates applied to hedging contracts and the underlying exposures described above would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposures and hedges.

     The Company believes that its international diversification provides stability to its worldwide operations and reduces the impact on the Company of adverse economic changes in any single country. A summary of the Company's net revenue, earnings from operations and identifiable assets by geographic area appears on page 53 of the Company's 1997 Annual Report to Shareholders, which page is incorporated herein by reference.

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

     The computer market is characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Product life cycles are short, and, to remain competitive, the Company must develop new products and services, periodically enhance its existing products and services and compete effectively on the basis of the factors listed above. In particular, the Company anticipates that it will have to continue to adjust prices of many of its products and services to stay competitive, and will have to effectively manage financial returns with reduced gross margins.

     While the absence of reliable statistics makes it difficult to state the Company's relative position with certainty, the Company believes that it is the second-largest U.S.-based manufacturer of general-purpose computers, personal-information, hardcopy and imaging products such as printers for industrial, scientific and business applications. The markets for test-and-measurement equipment are influenced by specialized manufacturers that often have great strength in narrow market niches. In general, however, the Company believes that it is one of the principal suppliers in these markets.

BACKLOG

     The Company believes that backlog is not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories, the shortening of product life cycles and the portion of revenue related to its service and support business. Therefore, the Company believes that backlog information is not material to an understanding of its business.

PATENTS

     The Company's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into its products and services or to give the Company a competitive advantage. While the Company believes that its patents and applications have value, in general no single patent is in itself essential. In addition, there can be no assurance that any of the Company's proprietary rights will not be challenged, invalidated or circumvented, or that any such rights will provide significant competitive advantages.

MATERIALS

     The Company's manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies, and raw materials such as plastic resins and sheet metal. The Company believes that the materials and supplies necessary for its manufacturing operations are presently available in the quantities required. The Company purchases materials, supplies and product subassemblies from a substantial number of vendors. For many of its products, the Company has existing alternate sources of supply, or such sources are readily available. In certain instances, however, the Company enters into noncancelable purchase commitments with, or makes advance payments to, certain suppliers to ensure supply. Portions of the Company's manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The failure of suppliers to deliver these components, subassemblies and products in a timely manner may adversely affect the Company's operating results until alternate sourcing can be developed. In addition, the Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect the Company's operating results. However, the Company believes that alternate suppliers or design solutions could be arranged within a reasonable time so that material long-term adverse impacts would be minimized.

RESEARCH AND DEVELOPMENT

     The process of developing new high-technology products and solutions is inherently complex and uncertain. It requires, among other things, innovation and accurate anticipation of customers' changing needs and emerging technological trends. Without the introduction of new products, services and enhancements, the Company's products and services are likely to become technologically obsolete over time, in which case revenues would be materially and adversely affected. There can be no assurance that such new products and services, if and when introduced, will achieve market acceptance. After the products and services are developed, the Company must quickly manufacture and deliver such products and services in sufficient volumes at acceptable costs to meet demand.

     Expenditures for research and development increased 13 percent in fiscal 1997 to $3.1 billion, compared with 18 percent growth and expenditures of $2.7 billion in fiscal 1996 and 14 percent growth and expenditures of $2.3 billion in fiscal 1995. In fiscal 1997, research and development expenditures were 7.2 percent of net revenue, compared with 7.1 percent in fiscal 1996 and 7.3 percent in fiscal 1995. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services.

ENVIRONMENT

     Certain of the Company's operations involve the use of substances regulated under various federal, state and international laws governing the environment. It is the Company's policy to apply strict standards for environmental protection to sites inside and outside the U.S., even if not subject to regulations imposed by local governments. The liability for environmental remediation and related costs is accrued when it is considered probable and the costs can be reasonably estimated. Environmental costs are presently not material to the Company's operations or financial position.

YEAR 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

     The Company is also assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that failure to address year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

EMPLOYEES

     The Company had approximately 121,900 employees worldwide at October 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the executive officers of the Company is set forth in
Part III below.

ITEM 2. PROPERTIES

     The principal executive offices of the Company are located at 3000 Hanover Street, Palo Alto, California 94304. As of October 31, 1997, the Company owned or leased a total of approximately 51.0 million square feet of space worldwide. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

     The Company's plants are equipped with machinery, most of which is owned by the Company and is in part developed by it to meet the special requirements for manufacturing computers, peripherals, precision electronic instruments and systems. At the end of fiscal year 1997, the Company was productively utilizing the vast majority of the space in its facilities, while actively disposing of space determined to be excess.

     The Company anticipates that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment amounted to $2.3 billion in fiscal 1997, $2.2 billion in fiscal 1996 and $1.6 billion in fiscal 1995.

     As of October 31, 1997, the Company's marketing operations occupied approximately 12.8 million square feet, of which 5.2 million square feet were located within the United States. The Company owns 52% of the space used for marketing activities and leases the remaining 48%.

     The Company's manufacturing plants, research and development facilities and warehouse and administrative facilities occupied 38.2 million square feet, of which 28.6 million square feet were located within the United States. The Company owns 75% of its manufacturing, research and development, warehouse and administrative space and leases the remaining 25%. None of the property owned by the Company is held subject to any major encumbrances.

     The locations of the Company's geographic operations are listed on the inside back cover of the Company's 1997 Annual Report to Shareholders, which page is incorporated herein by reference. The locations of the Company's major product development and manufacturing facilities and the Hewlett-Packard Laboratories are listed below:

PRODUCT DEVELOPMENT AND MANUFACTURING

     Americas                         Lake Stevens, Spokane and      Asia Pacific
     Cupertino, Folsom, Mountain      Vancouver, Washington          Melbourne, Australia
     View, Newark, Palo Alto,
     Rohnert Park, Roseville, San     Brasilia, Brazil               Beijing, Qingdao and
     Diego, San Jose, Santa Clara,                                   Shanghai, China
     Santa Rosa, Sunnyvale and        Edmonton, Calgary, and
     Westlake Village, California     Waterloo, Canada               Bangalore, India

     Colorado Springs, Fort           Guadalajara, Mexico            Hachioji and Kobe, Japan
     Collins, Greeley and
     Loveland, Colorado               Europe                         Seoul, Korea
                                      Grenoble and L'Isle
     Wilmington, Delaware             d'Abeau, France                Penang, Malaysia

     Boise, Idaho                     Boblingen and Waldbonn,        Singapore
                                      Germany
     Andover, Massachusetts                                          HEWLETT-PACKARD
                                      Dublin, Ireland                LABORATORIES
     Rockaway, New Jersey
                                      Bergamo, Italy                 Palo Alto, California
     Corvallis, Oregon
                                      Amersfoort, The Netherlands    Tokyo, Japan
     Richardson, Texas
                                      Barcelona, Spain               Bristol, United Kingdom

                                      Bristol, Ipswich and South
                                      Queensferry, United Kingdom

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information regarding the market prices of the Company's Common Stock and the markets for that stock appears on page 56 and the inside back cover, respectively, of the Company's 1997 Annual Report to Shareholders. The number of shareholders and information concerning the Company's current dividend rate are set forth in the section entitled "Common Stock and Dividends" found on the inside back cover of that report. Additional information concerning dividends appears on pages 31, 40, 41 and 56 of the Company's 1997 Annual Report to Shareholders. Such pages (excluding order data) are incorporated herein by reference.

     On October 14, 1997, the Company sold $2.0 billion aggregate principal amount at maturity of convertible zero-coupon subordinated notes due 2017 (the "Notes"). The Notes were offered to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act of 1933 (the "Securities Act"), through Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and to investors outside the United States pursuant to the requirements of Regulation S under the Securities Act. The Notes were sold for cash. The aggregate offering price of the Notes was $1,075,700,000 (excluding accrued interest), and the aggregate underwriting commissions were $24,200,000. The Notes are convertible into shares of the Company's Common Stock, $1.00 par value per share (the "Common Stock"), at the option of the holders thereof at any time on or prior to maturity, unless previously redeemed or otherwise purchased. Upon conversion, the Company may elect to deliver the Common Stock at a conversion rate of 5.430 shares per $1,000 principal amount at maturity or cash in an amount based upon the value of the shares of Common Stock into which the Notes are convertible.

ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for the Company is set forth on page 31 of the Company's 1997 Annual Report to Shareholders, which page (excluding order data) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A discussion of the Company's financial condition, changes in financial condition and results of operations appears in the "Financial Review" on pages 33-35 and 37-39 of the Company's 1997 Annual Report to Shareholders. Such pages (excluding order data) are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of the Company's exposure to, and management of, market risk appears in the "Financial Review" on page 38 of the Company's 1997 Annual Report to Shareholders. Such page is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the report thereon of Price Waterhouse LLP, independent accountants, and the unaudited "Quarterly Summary" are set forth on pages 32, 36, 40-54 and 56 of the Company's 1997 Annual Report to Shareholders, which pages (excluding order data and "Statement of Management Responsibility") are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company who are standing for reelection is set forth under "Election of Directors" on pages 4-6 of the Company's Notice of Annual Meeting of Shareholders and Proxy Statement, dated January 12, 1998 (the "Notice and Proxy Statement"), which pages are incorporated herein by reference.

     Information regarding a director of the Company who is retiring on February 24, 1998 is set forth below:

DIRECTOR WHO IS RETIRING:

PAUL F. MILLER, JR.; AGE 70; RETIRED PARTNER, MILLER, ANDERSON & SHERRERD, LLP

     Mr. Miller was elected a director in 1984. In 1995, he retired as a limited partner of the investment management firm of Miller, Anderson & Sherrerd, LLP. He was a general partner of Miller, Anderson & Sherrerd, LLP from 1969 to 1991 and a limited partner of that firm from 1991 to 1995. Mr. Miller is a director of The Mead Corporation and Rohm and Haas Company. He also serves as a trustee of the University of Pennsylvania, a member of the Board of Overseers of the Wharton School, a trustee of the Colonial Williamsburg Foundation and director of the World Wildlife Fund.

     The names of the executive officers of the Company, and their ages, titles and biographies as of December 26, 1997, are set forth below. All officers are elected for one-year terms.

EXECUTIVE OFFICERS:

EDWARD W. BARNHOLT; AGE 54; EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER, TEST AND MEASUREMENT ORGANIZATION.

     Mr. Barnholt was elected an Executive Vice President in 1996 and a Senior Vice President in 1993. He became Vice President and General Manager, Test and Measurement Organization, with responsibility for the Company's Electronic Instrument, Automatic Test, Microwave and Communications and Communications Test Solutions Groups in 1990. Mr. Barnholt was elected a Vice President of the Company in 1988. He is a director of KLA-Tencor Corporation.

RICHARD E. BELLUZZO; AGE 44; EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER, COMPUTER ORGANIZATION.

     Mr. Belluzzo assumed management responsibility for the Computer Organization and was elected an Executive Vice President in 1995. He was General Manager of the Computer Products Organization from 1993 to August 1995, and he served as General Manager of the InkJet Products Group from 1991 to 1993. He was elected a Vice President in 1992 and a Senior Vice President in January 1995. He is a director of Specialty Laboratories and Proxima Corporation. Mr. Belluzzo resigned from his current position effective January 23, 1998.

JOEL S. BIRNBAUM; AGE 60; SENIOR VICE PRESIDENT, RESEARCH AND DEVELOPMENT DIRECTOR, HP LABORATORIES.

     Dr. Birnbaum was elected a Senior Vice President in 1993. He became Vice President, Research and Development and Director, HP Laboratories in September 1991. Additionally, he served as General Manager, Information Architecture Group from 1988 until 1991. He was elected a Vice President in 1984. He is a director of the Corporation for National Research Initiatives and the Monterey Bay Aquarium Research Institute.

SUSAN D. BOWICK; AGE 49; VICE PRESIDENT, HUMAN RESOURCES.

     Ms. Bowick was appointed a Vice President in 1997. She previously held positions as Business Personnel Manager for the Computer Organization in 1995 and Personnel Manager for the San Diego Site in 1993.

S.T. JACK BRIGHAM III; AGE 58; SENIOR VICE PRESIDENT, CORPORATE AFFAIRS AND GENERAL COUNSEL.

     Mr. Brigham was elected a Senior Vice President in 1995 and a Vice President in 1982. He became Vice President, Corporate Affairs in 1992. He has served as General Counsel since 1976.

DOUGLAS K. CARNAHAN; AGE 56; SENIOR VICE PRESIDENT AND GENERAL MANAGER, MEASUREMENT SYSTEMS ORGANIZATION.

     Mr. Carnahan was elected a Senior Vice President in 1995 and has been in his current position since 1993. He was General Manager of the Printing Systems Group from 1991 to 1993, and he was elected a Vice President in 1992.

RAYMOND W. COOKINGHAM; AGE 54; VICE PRESIDENT AND CONTROLLER.

     Mr. Cookingham was elected a Vice President in 1993. He has served as Controller since 1986.

LEWIS E. PLATT; AGE 56; CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER, AND CHAIRMAN OF THE EXECUTIVE COMMITTEE.

     Mr. Platt has served as a director of the Company, President and Chief Executive Officer since November 1992 and has served as Chairman since September 1993. He was an Executive Vice President from 1987 to 1992. Mr. Platt held a number of management positions in the Company prior to becoming its President, including managing the Computer Systems Organization from 1990 to 1992. He also serves on the Wharton School Board of Overseers and the Cornell University Council.

LEE S. TING; AGE 55; VICE PRESIDENT AND MANAGING DIRECTOR, GEOGRAPHIC
OPERATIONS.

     Mr. Ting assumed his current position as Vice President and Managing Director, Geographic Operations on November 1, 1996. He had been Managing Director of the Company's Asia Pacific region since 1993 and a Vice President since 1995. He was Managing Director of Northeast Asia Operations from 1991 to 1993.

ROBERT P. WAYMAN; AGE 52; EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL OFFICER.

     Mr. Wayman has served as a director of the Company since December 1993. He has been an Executive Vice President responsible for finance and administration since 1992. He has held a number of financial management positions in the Company and was elected a Vice President and Chief Financial Officer in 1984. He is a director of CNF Transportation, Inc. and Sybase Inc. He also serves as a member of the Kellogg Advisory Board to Northwestern University School of Business, and is Chairman of the Private Sector Council.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth on page 9 of the Notice and Proxy Statement, which page is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the Company's compensation of its named executive officers is set forth on pages 10-13 of the Notice and Proxy Statement, which pages are incorporated herein by reference. Information regarding the Company's compensation of its directors is set forth on pages 2-3 and 22 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is set forth on pages 6-9 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

      1. Financial Statements:

                                                                           PAGE IN
                                                                        ANNUAL REPORT
                                                                      TO SHAREHOLDERS(*)
                                                                      ------------------
        Report of Independent Accountants...........................       54
        Consolidated Statement of Earnings for the three years ended
          October 31, 1997..........................................       32
        Consolidated Balance Sheet at October 31, 1997 and 1996.....       36
        Consolidated Statement of Cash Flows for the three years
          ended October 31, 1997....................................       40
        Consolidated Statement of Shareholders' Equity for the three
          years ended October 31, 1997..............................       41
        Notes to Consolidated Financial Statements..................     42 - 53

---------------

* Incorporated by reference from the indicated pages of the Company's 1997 Annual Report to Shareholders (excluding "Statement of Management
Responsibility" on page 54).

      2. Financial Statement Schedules:

         None.

      3. Exhibits:

        EXHIBIT
        NUMBER                                    DESCRIPTION
        -------     ------------------------------------------------------------------------
        1.          Not applicable.
        2.          None.
        3(a).       Registrant's Amended and Restated Articles of Incorporation, which appears as Exhibit 3(a) to Registrant's Annual Report on Form 10-K for
                    the fiscal year ended October 31, 1996, which Exhibit is incorporated herein by reference.
        3(b).       Registrant's Amended By-Laws.
        4.          None.
        5 - 8.      Not applicable.
        9.          None.
        10(a).      Registrant's 1979 Incentive Stock Option Plan, which appears as Exhibit
                    10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.*
        10(b).      Registrant's 1979 Incentive Stock Option Plan Agreements, which appear as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the
                    fiscal year ended October 31, 1983, which Exhibit is incorporated herein by reference.*
        10(c).      Letter dated September 24, 1984 to optionees advising them of amendment to 1979 Incentive Stock Option Plan Agreements (Exhibit 10(b) above), which appears as Exhibit 10(c) to Registrant's Annual Report on Form
                    10-K for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
        10(d).      Registrant's Officers Early Retirement Plan, amended and restated as of
                    January 1, 1996, and First Amendment effective December 1, 1996 to the
                    Officers Early Retirement Plan, which appears as Exhibit 10(d) to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended
                    October 31, 1996, which Exhibit is incorporated herein by reference.*

        EXHIBIT
        NUMBER                                    DESCRIPTION
        -------     ------------------------------------------------------------------------
        10(e).      Registrant's 1985 Incentive Compensation Plan, which appears as Exhibit
                    10(e) to Registrant's Annual Report on 10-K for the fiscal year ended
                    October 31, 1984, which Exhibit is incorporated herein by reference.*
        10(f).      Registrant's 1985 Incentive Compensation Plan Stock Option Agreements,
                    which appear as Exhibit 10(f) to Registrant's Annual Report on Form 10-K
                    for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
        10(g).      Registrant's Excess Benefit Retirement Plan, amended and restated as of
                    November 1, 1994, which appears as Exhibit 10(g) to Registrant's Annual
                    Report on Form 10-K for the fiscal year ended October 31, 1996, which
                    Exhibit is incorporated herein by reference.*
        10(h).      Registrant's 1985 Incentive Compensation Plan restricted stock agreements, which appear as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, which Exhibit is incorporated herein by reference.*
        10(i).      Registrant's 1987 Director Option Plan, which appears as Appendix A to
                    Registrant's Proxy Statement dated January 16, 1987, which Appendix is incorporated herein by reference.*
        10(j).      Registrant's 1989 Independent Director Deferred Compensation Program,
                    which appears as Exhibit 10(j) to Registrant's Annual Report on Form
                    10-K for the fiscal year ended October 31, 1989, which Exhibit is incorporated herein by reference.*
        10(k).      Registrant's 1990 Incentive Stock Plan, which appears as Appendix A to
                    Registrant's Proxy Statement dated January 11, 1990, which Appendix is incorporated herein by reference.*
        10(l).      Registrant's 1990 Incentive Stock Plan stock option and restricted stock agreements, which appear as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.*
        10(m).      Resolution dated July 17, 1991 adopting amendment to Registrant's 1979
                    Incentive Stock Option Plan, which appears as Exhibit 10(m) to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended
                    October 31, 1991, which Exhibit is incorporated herein by reference.*
        10(n).      Resolution dated July 17, 1991 adopting amendment to Registrant's 1985
                    Incentive Compensation Plan, which appears as Exhibit 10(n) to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended
                    October 31, 1991, which Exhibit is incorporated herein by reference.*
        10(o).      Resolution dated July 17, 1991 adopting amendment to Registrant's 1987
                    Director Option Plan, which appears as Exhibit 10(o) to Registrant's
                    Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
        10(p).      Resolution dated July 17, 1991 adopting amendment to Registrant's 1990
                    Incentive Stock Plan, which appears as Exhibit 10(p) to Registrant's
                    Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
        10(q).      Registrant's 1995 Incentive Stock Plan, which appears as Appendix A to
                    Registrant's Proxy Statement dated January 13, 1995, which Appendix is incorporated herein by reference.*

        EXHIBIT
        NUMBER                                    DESCRIPTION
        -------     ------------------------------------------------------------------------
        10(r).      Executive Severance Package dated January 10, 1996 between the
                    Registrant and Willem P. Roelandts, which appears as Exhibit 10(r) to
                    Registrant's Annual Report on Form 10-K for the fiscal year ended
                    October 31, 1995, which exhibit is incorporated herein by reference.*
        10(s).      Registrant's 1995 Incentive Stock Plan stock option and restricted stock agreements, which appears as Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, which Exhibit is incorporated herein by reference.*
        10(t).      Amendment dated November 21, 1996 adopting amendment to Registrant's
                    1995 Incentive Stock Plan, 1990 Incentive Stock Option Plan, 1987
                    Director Option Plan, 1985 Incentive Compensation Plan, 1979 Incentive
                    Stock Option Plan, which appears as Exhibit 10(t) to Registrant's Annual
                    Report on Form 10-K for the fiscal year ended October 31, 1996, which
                    Exhibit is incorporated herein by reference.*
        10(u).      Registrant's Executive Deferred Compensation Plan, Amended and Restated
                    as of November 21, 1996, which appears as Exhibit 10(u) to Registrant's
                    Annual Report on Form 10-K for the fiscal year ended October 31, 1996, which Exhibit is incorporated herein by reference.*
        10(v).      Registrant's 1997 Director Stock Plan which appears as Exhibit 99 to
                    Registrant's Form S-8 filed on March 7, 1997, which Exhibit is incorporated herein by reference.*
        10(w).      VeriFone, Inc. Amended and Restated 1992 Non-Employee Directors' Stock
                    Option Plan which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which Exhibit is incorporated herein by reference.*
        10(x).      VeriFone, Inc. Amended and Restated Incentive Stock Option Plan and form of agreement which appears as Exhibit 99.2 to Registrant's Form S-8 filed on July 1, 1997, which Exhibit is incorporated herein by reference.*
        10(y).      VeriFone, Inc. Amended and Restated 1987 Supplemental Stock Option Plan
                    and form of agreement which appears as Exhibit 99.3 to Registrant's Form
                    S-8 filed on July 1, 1997, which Exhibit is incorporated herein by reference.*
        10(z).      Enterprise Integration Technologies Corporation 1991 Stock Plan and form of agreement which appears as Exhibit 99.4 to Registrant's Form S-8 filed on July 1, 1997, which Exhibit is incorporated herein by reference.*
        10(aa).     VeriFone, Inc. Amended and Restated Employee Stock Purchase Plan which appears as Exhibit 99.5 to Registrant's Form S-8 filed on July 1, 1997, which Exhibit is incorporated herein by reference.*
        10(bb).     Registrant's Variable Pay Plan which appears as Appendix D to
                    Registrant's Proxy Statement dated January 12, 1998, which Appendix is incorporated herein by reference.*
        10(cc).     Registrant's 1998 Subsidiary Employee Stock Purchase Plan and the
                    Subscription Agreement which appear as Appendices E and E-1 to
                    Registrant's Proxy Statement dated January 12, 1998, respectively, which
                    Appendices are incorporated herein by reference.*
        11.         Statement re computation of per share earnings.
        12.         Statement re computation of ratios.
        13.         Pages 31-56 (excluding order data and "Statement of Management
                    Responsibility") and the inside back cover of Registrant's 1997 Annual
                    Report to Shareholders.
        14 - 17.    Not applicable.

        EXHIBIT
        NUMBER                                    DESCRIPTION
        -------     ------------------------------------------------------------------------
        18.         None.
        19 - 20.    Not applicable.
        21.         Subsidiaries of Registrant as of January 19, 1998.
        22.         None.
        23.         Consent of Independent Accountants.
        24.         Powers of Attorney. Contained in pages 15 and 16 of this Annual Report on Form 10-K and incorporated herein by reference.
        25 - 26.    Not applicable.
        27.         Financial Data Schedule.
        28.         None.
        99.         1997 Employee Stock Purchase Plan Annual Report on Form 11-K.

---------------

* Indicates management contract or compensatory plan, contract or arrangement.

     Exhibit numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.

     (b) Reports on Form 8-K

     On October 9, 1997, the Registrant filed a report on Form 8-K, which reported under Item 5 the Registrant's offering of up to $2 billion (principal amount at maturity) of 20-year convertible zero-coupon subordinated notes due 2017, including a $200 million face amount over-allotment option.

     The issue was placed pursuant to Rule 144A under the Securities Act of 1933. Neither the notes nor the shares of HP common stock that may be issued upon conversion of the notes have been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 1998

                                          HEWLETT-PACKARD COMPANY

                                          By:     /s/ D. CRAIG NORDLUND
                                            ------------------------------------
                                                     D. Craig Nordlund
                                               Associate General Counsel and
                                                          Secretary

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

                    NAME                                   TITLE                     DATE
---------------------------------------------    --------------------------    -----------------

          /s/ RAYMOND W. COOKINGHAM                  Vice President and         January 27, 1998
---------------------------------------------            Controller
            Raymond W. Cookingham                  (Principal Accounting
                                                          Officer)
           /s/ THOMAS E. EVERHART                         Director              January 27, 1998
---------------------------------------------
             Thomas E. Everhart

              /s/ JOHN B. FERY                            Director              January 27, 1998
---------------------------------------------
                John B. Fery

           /s/ JEAN-PAUL G. GIMON                         Director              January 27, 1998
---------------------------------------------
             Jean-Paul G. Gimon

                /s/ SAM GINN                              Director              January 27, 1998
---------------------------------------------
                  Sam Ginn

           /s/ RICHARD A. HACKBORN                        Director              January 27, 1998
---------------------------------------------
             Richard A. Hackborn

            /s/ WALTER B. HEWLETT                         Director              January 27, 1998
---------------------------------------------
              Walter B. Hewlett

          /s/ GEORGE A. KEYWORTH II                       Director              January 27, 1998
---------------------------------------------
            George A. Keyworth II

         /s/ DAVID M. LAWRENCE, M.D.                      Director              January 27, 1998
---------------------------------------------
           David M. Lawrence, M.D.

                    NAME                                   TITLE                     DATE
---------------------------------------------    --------------------------    -----------------
           /s/ PAUL F. MILLER, JR.                        Director              January 27, 1998
---------------------------------------------
             Paul F. Miller, Jr.

              /s/ SUSAN P. ORR                            Director              January 27, 1998
---------------------------------------------
                Susan P. Orr

                                                          Director              January   , 1998
---------------------------------------------
              David W. Packard

             /s/ LEWIS E. PLATT                   Chairman, President and       January 27, 1998
---------------------------------------------     Chief Executive Officer
               Lewis E. Platt                     and Director (Principal
                                                     Executive Officer)

            /s/ ROBERT P. WAYMAN                 Executive Vice President,      January 27, 1998
---------------------------------------------           Finance and
              Robert P. Wayman                     Administration, Chief
                                                   Financial Officer and
                                                    Director (Principal
                                                     Financial Officer)

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                                        DESCRIPTION
--------    ---------------------------------------------------------------------------------
1.          Not applicable.
2.          None.
3(a).       Registrant's Amended and Restated Articles of Incorporation, which appears as
            Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended
            October 31, 1996, which Exhibit is incorporated herein by reference.
3(b).       Registrant's Amended By-Laws.
4.          None.
5 - 8.      Not applicable.
9.          None.
10(a).      Registrant's 1979 Incentive Stock Option Plan, which appears as Exhibit 10(a) to
            Registrant's Annual Report on Form 10-K for the fiscal year ended October 31,
            1983, which Exhibit is incorporated herein by reference.*
10(b).      Registrant's 1979 Incentive Stock Option Plan Agreements, which appear as Exhibit
            10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended
            October 31, 1983, which Exhibit is incorporated herein by reference.*
10(c).      Letter dated September 24, 1984 to optionees advising them of amendment to 1979
            Incentive Stock Option Plan Agreements (Exhibit 10(b) above), which appears as
            Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
10(d).      Registrant's Officers Early Retirement Plan, amended and restated as of January
            1, 1996, and First Amendment effective December 1, 1996 to the Officers Early
            Retirement Plan, which appears as Exhibit 10(d) to Registrant's Annual Report on
            Form 10-K for the fiscal year ended October 31, 1996, which Exhibit is incorporated herein by reference.*
10(e).      Registrant's 1985 Incentive Compensation Plan, which appears as Exhibit 10(e) to
            Registrant's Annual Report on 10-K for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
10(f).      Registrant's 1985 Incentive Compensation Plan Stock Option Agreements, which appear as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1984, which Exhibit is incorporated herein by reference.*
10(g).      Registrant's Excess Benefit Retirement Plan, amended and restated as of November
            1, 1994, which appears as Exhibit 10(g) to Registrant's Annual Report on Form
            10-K for the fiscal year ended October 31, 1996, which Exhibit is incorporated herein by reference.*
10(h).      Registrant's 1985 Incentive Compensation Plan restricted stock agreements, which appear as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1985, which Exhibit is incorporated herein by reference.*
10(i).      Registrant's 1987 Director Option Plan, which appears as Appendix A to
            Registrant's Proxy Statement dated January 16, 1987, which Appendix is incorporated herein by reference.*
10(j).      Registrant's 1989 Independent Director Deferred Compensation Program, which appears as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the
            fiscal year ended October 31, 1989, which Exhibit is incorporated herein by reference.*
10(k).      Registrant's 1990 Incentive Stock Plan, which appears as Appendix A to
            Registrant's Proxy Statement dated January 11, 1990, which Appendix is incorporated herein by reference.*

EXHIBIT
 NUMBER                                        DESCRIPTION
--------    ---------------------------------------------------------------------------------
10(l).      Registrant's 1990 Incentive Stock Plan stock option and restricted stock agreements, which appear as Exhibit 10(l) to Registrant's Annual Report on Form
            10-K for the fiscal year ended October 31, 1990, which Exhibit is incorporated herein by reference.*
10(m).      Resolution dated July 17, 1991 adopting amendment to Registrant's 1979 Incentive
            Stock Option Plan, which appears as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
10(n).      Resolution dated July 17, 1991 adopting amendment to Registrant's 1985 Incentive
            Compensation Plan, which appears as Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
10(o).      Resolution dated July 17, 1991 adopting amendment to Registrant's 1987 Director
            Option Plan, which appears as Exhibit 10(o) to Registrant's Annual Report on Form
            10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
10(p).      Resolution dated July 17, 1991 adopting amendment to Registrant's 1990 Incentive
            Stock Plan, which appears as Exhibit 10(p) to Registrant's Annual Report on Form
            10-K for the fiscal year ended October 31, 1991, which Exhibit is incorporated herein by reference.*
10(q).      Registrant's 1995 Incentive Stock Plan, which appears as Appendix A to
            Registrant's Proxy Statement dated January 13, 1995, which Appendix is incorporated herein by reference.*
10(r).      Executive Severance Package dated January 10, 1996 between the Registrant and
            Willem P. Roelandts, which appears as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, which exhibit is incorporated herein by reference.*
10(s).      Registrant's 1995 Incentive Stock Plan stock option and restricted stock agreements, which appears as Exhibit 10(s) to Registrant's Annual Report on Form
            10-K for the fiscal year ended October 31, 1996, which Exhibit is incorporated herein by reference.*
10(t).      Amendment dated November 21, 1996 adopting amendment to Registrant's 1995
            Incentive Stock Plan, 1990 Incentive Stock Option Plan, 1987 Director Option
            Plan, 1985 Incentive Compensation Plan, 1979 Incentive Stock Option Plan, which appears as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the
            fiscal year ended October 31, 1996, which Exhibit is incorporated herein by reference.*
10(u).      Registrant's Executive Deferred Compensation Plan, Amended and Restated as of
            November 21, 1996, which appears as Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, which Exhibit is incorporated herein by reference.*
10(v).      Registrant's 1997 Director Stock Plan which appears as Exhibit 99 to Registrant's
            Form S-8 filed on March 7, 1997, which Exhibit is incorporated herein by reference.*
10(w).      VeriFone, Inc. Amended and Restated 1992 Non-Employee Directors' Stock Option
            Plan which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1,
            1997, which Exhibit is incorporated herein by reference.*
10(x).      VeriFone, Inc. Amended and Restated Incentive Stock Option Plan and form of agreement which appears as Exhibit 99.2 to Registrant's Form S-8 filed on July 1,
            1997, which Exhibit is incorporated herein by reference.*
10(y).      VeriFone, Inc. Amended and Restated 1987 Supplemental Stock Option Plan and form of agreement which appears as Exhibit 99.3 to Registrant's Form S-8 filed on July
            1, 1997, which Exhibit is incorporated herein by reference.*
10(z).      Enterprise Integration Technologies Corporation 1991 Stock Plan and form of agreement which appears as Exhibit 99.4 to Registrant's Form S-8 filed on July 1,
            1997, which Exhibit is incorporated herein by reference.*

EXHIBIT
 NUMBER                                        DESCRIPTION
--------    ---------------------------------------------------------------------------------
10(aa).     VeriFone, Inc. Amended and Restated Employee Stock Purchase Plan which appears as
            Exhibit 99.5 to Registrant's Form S-8 filed on July 1, 1997, which Exhibit is incorporated herein by reference.*
10(bb).     Registrant's Variable Pay Plan which appears as Appendix D to Registrant's Proxy
            Statement dated January 12, 1998, which Appendix is incorporated herein by reference.*
10(cc).     Registrant's 1998 Subsidiary Employee Stock Purchase Plan and the Subscription
            Agreement which appear as Appendices E and E-1 to Registrant's Proxy Statement
            dated January 12, 1998, respectively, which Appendices are incorporated herein by reference.*
11.         Statement re computation of per share earnings.
12.         Statement re computation of ratios.
13.         Pages 31-56 (excluding order data and "Statement of Management
            Responsibility") and the inside back cover of Registrant's 1997 Annual Report to
            Shareholders.
14 - 17.    Not applicable.
18.         None.
19 - 20.    Not applicable.
21.         Subsidiaries of Registrant as of January 19, 1998.
22.         None.
23.         Consent of Independent Accountants.
24.         Powers of Attorney. Contained in pages 15 and 16 of this Annual Report on Form
            10-K and incorporated herein by reference.
25 - 26.    Not applicable.
27.         Financial Data Schedule.
28.         None.
99.         1997 Employee Stock Purchase Plan Annual Report on Form 11-K.

---------------

* Indicates management contract or compensatory plan, contract or arrangement.