Form 10-Q
period 1998-01-31
HEWLETT PACKARD CO
filed 1998-03-17
CIK 47217

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended January 31, 1998

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

      Registrant's telephone number, including area code (650) 857-1501
                                                          -------------

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

                                          Yes    X     No
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at January 31, 1998
--------------------------                 -------------------------------
Common Stock, $1 par value                       1.03 billion shares

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   INDEX
                                   -----
                                                                   Page No.
                                                                  ---------

Part I.  Financial Information

  Item 1. Financial Statements.

          Consolidated Condensed Balance Sheet
          January 31, 1998 (Unaudited) and October 31, 1997           2

          Consolidated Condensed Statement of Earnings (Unaudited)
          Three months ended January 31, 1998 and 1997                3

          Consolidated Condensed Statement of Cash Flows (Unaudited)
          Three months ended January 31, 1998 and 1997                4

          Notes to Consolidated Condensed Financial Statements
          (Unaudited)                                                 5

  Item 2. Management's Discussion and Analysis of Financial
          Condition, Results of Operations and Factors That May
          Affect Future Results (Unaudited).                          6-10

  Item 3. Quantitative and Qualitative Disclosures About Market Risk. 11


Part II. Other Information

  Item 4. Submission of Matters to a Vote of Security Holders.        11

  Item 6. Exhibits and Reports on Form 8-K.                           11

          Signature                                                   12

          Exhibit Index                                               13

Item 1.  Financial Statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------
              (Millions except par value and number of shares)

                                              January 31     October 31
                                                 1998           1997
                                              -----------    ----------
                                              (Unaudited)
     Assets
     ------
Current assets:
   Cash and cash equivalents                   $ 2,733         $ 3,072
   Short-term investments                        2,177           1,497
   Accounts and notes receivable                 8,401           8,173
   Inventories:
      Finished goods                             4,501           4,136
      Purchased parts and fabricated assemblies  2,592           2,627
   Other current assets                          1,448           1,442
                                               -------         -------
      Total current assets                      21,852          20,947
                                               -------         -------

Property, plant and equipment (less accumulated
   depreciation: January 31, 1998 - $5,529;
   October 31, 1997 - $5,464)                    6,275           6,312
Long-term investments and other assets           4,580           4,490
                                               -------         -------
                                               $32,707         $31,749
                                               =======         =======

      Liabilities and Shareholders' Equity
      ------------------------------------
Current liabilities:
   Notes payable and short-term borrowings     $ 1,959         $ 1,226
   Accounts payable                              2,992           3,185
   Employee compensation and benefits            1,679           1,723
   Taxes on earnings                             1,990           1,515
   Deferred revenues                             1,273           1,152
   Other accrued liabilities                     2,612           2,418
                                               -------         -------
     Total current liabilities                  12,505          11,219
                                               -------         -------

Long-term debt                                   2,581           3,158
Other liabilities                                1,237           1,217

Shareholders' equity:
   Preferred stock, $1 par value; 300,000,000
    shares authorized; none issued
   Common stock and capital in excess of $1 par
    value; 2,400,000,000 shares authorized;
    1,033,799,000 and 1,041,042,000 shares
    issued and outstanding at January 31, 1998
    and October 31, 1997, respectively           1,034           1,187
   Retained earnings                            15,350          14,968
                                               -------         -------
     Total shareholders' equity                 16,384          16,155

                                               -------         -------
                                               $32,707         $31,749
                                               =======         =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                --------------------------------------------
                               (Unaudited)

                   (Millions except per share amounts)

                                              Three months ended
                                                  January 31
                                              ------------------
                                               1998        1997
                                               ----        ----
 Net revenue:
    Products                                  $10,158     $ 8,825
    Services                                    1,658       1,470
                                              -------     -------
                                               11,816      10,295

 Costs and expenses:
    Cost of products sold and
      services                                  7,837       6,694
    Research and development                      803         699
    Selling, general and
      administrative                            1,872       1,621
                                              -------     -------
                                               10,512       9,014
                                              -------     -------

 Earnings from operations                       1,304       1,281

 Interest income and other, net                    90          76
 Interest expense                                  67          54
                                              -------     -------
 Earnings before taxes                          1,327       1,303

 Provision for taxes                              398         391
                                              -------     -------
 Net earnings                                 $   929     $   912
                                              =======     =======
 Net earnings per share:

  Basic                                       $   .89     $   .90
                                              =======     =======
  Diluted                                     $   .86     $   .87
                                              =======     =======

 Cash dividends declared per share            $   .28     $   .24
                                              =======     =======
 Average shares used in computing
 basic net earnings per share                   1,038       1,017
                                              =======     =======

 Average shares and equivalents
 used in computing diluted net
 earnings per share                             1,076       1,047
                                              =======     =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                               (Unaudited)

                                (Millions)

                                                       Three months ended
                                                           January 31
                                                       ------------------
                                                         1998       1997
                                                         ----       ----
Cash flows from operating activities:
   Net earnings                                        $   929    $  912
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
        Depreciation and amortization                      411       335
        Deferred taxes on earnings                        (108)     (195)
        Change in current assets and liabilities:
         Accounts and notes receivable                    (198)      314
         Inventories                                      (326)      169
         Accounts payable                                 (210)     (152)
         Taxes on earnings                                 495       509
         Other current assets and liabilities              168      (102)
        Other, net                                         (17)       20
                                                        ------    ------
         Net cash provided by operating activities       1,144     1,810
                                                        ------    ------

Cash flows from investing activities:
  Investment in property, plant and equipment             (450)     (513)
  Disposition of property, plant and equipment             152       146
  Purchase of short-term investments                    (1,605)     (412)
  Maturities of short-term investments                     925       784
  Other, net                                               (21)       18
                                                        ------    ------
         Net cash (used in) provided by                   (999)       23
          investing activities                          ------    ------

Cash flows from financing activities:
  Change in notes payable and short-term borrowings        462    (1,760)
  Issuance of long-term debt                               139        34
  Payment of long-term debt                               (446)      (14)
  Issuance of common stock under employee stock plans       96       106
  Repurchase of common stock                              (589)     (172)
  Dividends                                               (146)     (122)
  Other, net                                                 -        (1)
                                                        ------    ------
         Net cash (used in) financing activities          (484)   (1,929)
                                                        ------    ------

Decrease in cash and cash equivalents                     (339)      (96)
Cash and cash equivalents at beginning of period         3,072     2,885
                                                        ------    ------
Cash and cash equivalents at end of period              $2,733    $2,789
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

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           ----------------------------------------------------
                               (Unaudited)

1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of January 31, 1998 and October 31, 1997, the results of operations for the three months ended January 31, 1998 and 1997, and the cash flows for the three months ended January 31, 1998 and 1997.

    The results of operations for the three months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the financial statements and notes thereto included in the Hewlett-Packard Company 1997 Form 10-K.

2. The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," in the first quarter of fiscal 1998. Under SFAS 128, the Company presents two earnings per share (EPS) amounts. Basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt. All prior period EPS amounts have been presented to conform to the provisions of the statement.

                                                    Three months ended
                                                        January 31
                                                    (in millions except
                                                      per share data)
                                                    ------------------
                                                      1998     1997
                                                     -----    -----
         Numerator:
           Net earnings                               $929     $912
           Adjustment for interest expense,
            net of income tax effect                     6        -
                                                     -----    -----
           Net earnings, adjusted                      935      912

         Denominator:
           Weighted-average shares outstanding       1,038    1,017

         Effect of dilutive securities:
           Dilutive options outstanding                 28       30
           Convertible zero-coupon notes due 2017       10        -
                                                     -----    -----
         Dilutive potential common shares               38       30

           Weighted-average shares and dilutive
            potential common shares                  1,076    1,047

         Basic earnings per share                    $0.89    $0.90

         Diluted earnings per share                  $0.86    $0.87

3. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

4. The Company paid interest of $96 million and $107 million during the three months ended January 31, 1998 and 1997, respectively. The Company received an income tax refund, net of income taxes paid, in the amount of $40 million during the three months ended January 31, 1998 and paid income taxes of $47 million during the three months ended January 31, 1997. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

5. On February 24, 1998, the Company's shareholders approved the proposed reincorporation of the Company under the laws of the state of Delaware. The Company expects to effect the reincorporation as soon as practicable. Upon reincorporation, the par value of the Company's stock will be decreased from $1.00 per share to $0.01 per share. The shareholders also approved an increase in the number of shares of Common Stock authorized to 4.8 billion shares. These shareholder actions are not expected to have a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future Results (Unaudited).

                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS
---------------------
Net Revenue - Net revenue for the first quarter ended January 31, 1998 was $11.8 billion, an increase of 15 percent from the same period of fiscal 1997. Product sales increased 15 percent and service revenue grew 13 percent over the corresponding period of fiscal 1997. Net revenue grew 10 percent to $6.6 billion internationally and 21 percent to $5.2 billion in the U.S.

The first quarter growth in net revenue was principally due to strong demand for the Company's personal computer products driven by HP Pavilion multimedia home PCs, HP Vectra corporate PCs, and HP Omnibook mobile PCs, the continued strength of UNIX(R) system servers and HP Kayak PC workstation products. In the service and support business, net revenue growth was driven by customer financing and consulting. Net revenue from the Company's family of Deskjet and LaserJet printers grew moderately, with supplies leading growth. Without the unfavorable impact of currency, the Company's net revenue growth would have been approximately 22 percent. Declining average selling prices and intensified competitive pricing pressures for many of the Company's products negatively impacted revenue.

Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 66.3 percent for the first quarter of fiscal 1998, compared to 65.0 percent for the first quarter of fiscal 1997, a 1.3 percentage point increase. The increase reflects stronger competitive pricing pressures, leading to declines in the average selling prices of many PC and printer products, and the continued shift in the Company's product sales mix to lower-gross-margin products. These were somewhat offset by improved supply-chain management and lower component pricing in some businesses. Cost of sales is expected to continue its upward trend over time, with some variability around that trend, as competitive pricing pressures and mix shifts continue.

Operating Expenses - Operating expenses as a percentage of net revenue were 22.7 percent for the first quarter of fiscal 1998, compared to
22.6 percent for the first quarter of fiscal 1997, a .1 percentage point increase. Despite remaining virtually flat as a percentage of net revenue, operating expenses increased 15 percent for the first quarter of fiscal
1998 over the corresponding year-ago period. Year-over-year growth resulted primarily from higher marketing expenses as a result of increased advertising and higher administrative expenses driven by continued hiring to support the Company's growth. Acquisitions contributed an additional
4 percentage points to overall operating expense growth which was mostly offset by the positive impact of changes in foreign currency exchange rates. The reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability remain major focuses of the Company.

To improve it's overall cost and expense structure, the Company will consolidate and restructure some North American production activities in the inkjet business. The Company believes this will result in a future cost savings of more than $100 million per year. The consolidation and other actions will require one-time charges that will reduce earnings per share by about 7 cents during the remainder of fiscal 1998. The charges will cover costs associated with both people and assets.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 30 percent for the first quarter of fiscal 1998 and 1997.

Net Earnings - Net earnings for the first quarter of fiscal 1998 were $929 million, compared to net earnings of $912 million for the first quarter of fiscal 1997. Earnings per share for the first quarter of fiscal 1998 on a diluted basis were 86 cents per share on 1.08 billion weighted-average shares and equivalents, compared to 87 cents per share on an average of 1.05 billion shares for the first quarter of fiscal 1997. Basic earnings per share for the first quarter of fiscal 1998 were 89 cents per share on an average of 1.04 billion shares, compared to 90 cents per share on an average of 1.02 billion shares for the first quarter of fiscal 1997.

FINANCIAL CONDITION
-------------------
Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $4.9 billion at January 31, 1998, compared with $4.6 billion at October 31, 1997. In addition, other long-term investments, relatively low levels of debt compared to assets, and a large equity base contribute to the Company's financial flexibility.

Cash flows from operating activities were $1.1 billion during the first three months of fiscal 1998, compared to $1.8 billion for the corresponding period of fiscal 1997. The decrease in cash flows from operating activities in fiscal 1998 was attributable primarily to changes in inventory and accounts and notes receivable levels during fiscal 1998 and 1997. Inventory increased 14 percent from the same period last year on 15 percent revenue growth during the first three months of fiscal 1998. This compares to an inventory decline of 8 percent on revenue growth of 11 percent during the comparable period of fiscal 1997. The increase during fiscal 1998, as well as the resulting increase in inventory as a percentage of net revenue, from 15.8 percent in fiscal 1997 to
16.0 percent in fiscal 1998, is attributable primarily to increased production of inkjet supplies to support new product families as well as growth of new inkjet printer products. Accounts and notes receivable at January 31, 1998 increased 23 percent from January 31, 1997 compared to an increase of 6 percent in the same period of fiscal 1997. This resulted in an increase in accounts and notes receivable as a percentage of net revenue, from 17.4 percent in fiscal 1997 to 18.9 percent in fiscal 1998.

Capital expenditures for the first three months of fiscal 1998 were $450 million, compared to $513 million for the corresponding period in fiscal 1997. The decrease in capital expenditures was concentrated in the inkjet printer business and also resulted from continued outsourcing to third-party contractors in the components business.

The changes in short-term investment and borrowing activities during the first three months of fiscal 1998 compared to the same period in fiscal 1997 resulted from a program of repatriation of short-term investments from Puerto Rico in 1997 due to changes in tax laws. Cash from the liquidation of those investments was used to pay down notes payable and short-term borrowings.

Shares of the Company's common stock are repurchased under a systematic program to manage the dilution created by shares issued under employee stock plans. During the three months ended January 31, 1998, the Company purchased and retired approximately 9.4 million shares for an aggregate price of $589 million. During the three months ended January 31, 1997 the Company purchased and retired approximately 3.3 million shares for an aggregate price of $172 million.

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

Inventory Management. Inventory management has become increasingly complex as the Company continues to sell a greater mix of products, especially printers and personal computers, through third-party distribution channels. Resellers constantly adjust their ordering patterns in response to the Company's and its competitors' supply into the channel and the timing of their new product introductions and relative feature sets, as well as seasonal fluctuations in end-user demand such as the back-to-school and holiday selling periods. Resellers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn would adversely affect the Company's gross margins.

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

Intellectual Property. The Company generally relies upon patent, copyright, trademark and trade secret laws in the United States and in selected other countries to establish and maintain its proprietary rights in its technology and products. However, there can be no assurance that any of the Company's proprietary rights will not be challenged, invalidated or circumvented, or that any such rights will provide significant competitive advantages. Moreover, because of the rapid pace of technological change in the information technology industry, many of the Company's products rely on key technologies developed by others. There can be no assurance that the Company will be able to continue to obtain licenses to such technologies. In addition, from time to time, the Company receives notices from third parties regarding patent or copyright claims. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources and cause the Company to incur significant expenses. In the event of a successful claim of infringement against the Company and failure or inability of the Company to license the infringed technology or to substitute similar non-infringing technology, the Company's business could be adversely affected.

Reliance on Suppliers. Portions of the Company's manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect the Company's operating results until alternate sourcing can be developed. In order to secure components for production and introduction of new products, the Company at times makes advance payments to certain suppliers, and often enters into noncancelable purchase commitments with vendors for such components. Volatility in the prices of these component parts, the possible inability of the Company to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company's future operating results.

Reliance on Third-Party Distribution Channels. The Company continues to expand into third-party distribution channels to accommodate changing customer preferences. As a result, the financial health of resellers of the Company's products, and the Company's continuing relationships with such resellers, are becoming more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of certain of these resellers substantially weakens or if the Company's relationship with such resellers deteriorates.

International. Sales outside the United States make up more than half of the Company's revenues. In addition, a portion of the Company's product and component manufacturing, along with key suppliers, are located outside the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters.

Derivative Financial Instruments. The Company is also exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar, as well as interest rate risk inherent in the Company's debt, investment and finance receivable portfolio. As more fully described in the notes to the Company's 1997 annual report to shareholders, the Company's risk management strategy utilizes derivative financial instruments, including forwards, swaps and purchased options to hedge certain foreign currency and interest rate exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. The Company does not enter into derivatives for trading purposes.

The Company has performed a sensitivity analysis assuming a hypothetical
10% adverse movement in foreign exchange rates and interest rates applied to the hedging contracts and underlying exposures described above. As of January 31, 1998, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposures and hedges.

Acquisitions, Strategic Alliances, Joint Ventures and Divestitures. As a matter of course, the Company frequently engages in discussions with a variety of parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although consummation of most transactions is unlikely to have a material effect on the Company's results as a whole, the implementation or integration of a transaction may contribute to the Company's results differing from the investment community's expectation in a given quarter. Divestitures may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require, among other things, integration or coordination with a different company culture, management team organization and business infrastructure. They may also require the development, manufacture and marketing of product offerings with the Company's products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of the transaction, successful integration depends on a variety of factors, including the hiring and retention of key employees, management of geographically separate facilities, and the integration or coordination of different research and development and product manufacturing facilities. All of these efforts require varying levels of management resources, which may temporarily adversely impact other business operations.

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

Year 2000. Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the readiness of its internal computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

Certain hardware and software products currently installed at customer sites will require upgrade or other remediation to become year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 compliance. However, the Company is taking steps to identify affected customers, raise customer awareness related to non-compliance of the Company's older products, and assist the customer base to assess their risks. The Company may see increasing customer satisfaction costs related to these actions over the next few years. Since customer satisfaction programs are on-going, year 2000 complications are not fully known, and potential liability issues in certain countries are unclear, the potential impact on the Company's financial condition and results of operations is not known at this time.

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

Quarterly Fluctuations and Volatility of Stock Price. Although the Company believes that it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations, which could cause period-to-period fluctuations in operating results. The Company's stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community are among the factors affecting the Company's stock price. In addition, the stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to the Company's performance. Because of the foregoing reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Factors That May Affect Future Results".


                         PART II.  OTHER INFORMATION
                         ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

      (a) The Company's Annual Meeting of Shareholders was held on February 24, 1998.

      (b) At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below:

1. To elect a board of 13 directors to serve until the next annual meeting and until their successors have been elected and qualified.


   Directors                  Voted For                     Withheld

   Philip M. Condit           876,603,385                   4,284,933
   Thomas E. Everhart         876,721,851                   4,166,467
   John B. Fery               876,576,790                   4,311,528
   Jean-Paul G. Gimon         876,480,769                   4,407,549
   Sam Ginn                   876,717,619                   4,170,699
   Richard A. Hackborn        876,726,584                   4,161,734
   Walter B. Hewlett          876,494,391                   4,393,927
   George A. Keyworth II      876,716,357                   4,171,961
   David M. Lawrence, M.D.    876,677,361                   4,210,957
   Susan P. Orr               876,513,162                   4,375,156
   David W. Packard           876,383,388                   4,504,930
   Lewis E. Platt             876,447,305                   4,441,013
   Robert P. Wayman           876,537,815                   4,350,503

2. To ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the 1998 fiscal year.

                                Voted
            Voted For           Against        Abstained      Non-Vote

            876,528,934           1,009,457    3,349,924         3

3. To change the Company's state of incorporation from California to Delaware.

                                Voted
            Voted For           Against        Abstained      Non-Vote

            596,219,234         157,405,509    5,968,587      121,294,988

4. To increase the number of authorized shares of Common Stock from 2,400,000,000 to 4,800,000,000 subject to the change in the Company's state of incorporation from California to Delaware.

                               Voted
            Voted For          Against         Abstained        Non-Vote

            700,204,516         53,666,782     5,722,024       121,294,996

5. To approve the Company's Variable Pay Plan for the purpose of qualifying compensation paid pursuant to the plan as deductible for U.S. federal income tax purposes.

                               Voted
            Voted For          Against         Abstained        Non-Vote

            862,323,548          8,464,965     6,528,481         3,571,324

6. To reserve an additional 285,000 shares of the Company's Common Stock for issuance under the VeriFone, Inc. Amended and Restated Employee Stock Purchase Plan.

                               Voted
            Voted For          Against         Abstained        Non-Vote

            865,555,297          9,345,819     5,986,997         205

7. To approve the Company's 1998 Subsidiary Employee Stock Purchase Plan.

                               Voted
            Voted For          Against         Abstained        Non-Vote

            782,517,875         92,928,780     5,441,455         208

8. Shareholder proposal concerning confidential voting.

                               Voted
            Voted For          Against         Abstained        Non-Vote

            278,687,492        468,574,301    12,327,490       121,299,035

9. Shareholder proposal regarding international environmental standards for electronics industry subcontractor/suppliers.

                               Voted
            Voted For          Against         Abstained       Non-Vote

             55,459,485        669,183,163    34,945,057      121,300,613


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         A list of exhibits is set forth in the Exhibit Index found on page 13 of this report.

     (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the three months ended January 31, 1998.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HEWLETT-PACKARD COMPANY
                                              (Registrant)



Dated: March 16, 1998                        By:   /s/ Robert P. Wayman
                                                   --------------------
                                                   Robert P. Wayman
                                                   Executive Vice President,
                                                   Finance and Administration
                                                   (Chief Financial Officer)

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                               EXHIBIT INDEX
                               -------------

Exhibits:

  1.      Not applicable.

  2.      None.

  3.      None.

  4.      None.

  5-9.    Not applicable.

  10.     None.

  11.     Statement re computation of per share earnings.

  12-14.  Not applicable.

  15.     None.

  16-17.  Not applicable.

  18-19.  None.

  20-21.  Not applicable.

  22-24.  None.

  25-26.  Not applicable.

  27.     Financial Data Schedule.

  28.     Not applicable.

  99.     None.