Form 10-Q
period 1998-04-30
HEWLETT PACKARD CO
filed 1998-06-12
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

  (Mark one)
     ___
    | X |       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended April 30, 1998

                                     OR
     ___
    |   |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from ___________ to __________

                        Commission file number:  1-4423

                            HEWLETT-PACKARD COMPANY
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    94-1081436
     -----------------------------                     ------------------
    (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                     Identification No.)

   3000 Hanover Street, Palo Alto, California                 94304
   ------------------------------------------               ---------
   (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code (650) 857-1501
                                                         -------------

  ________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X     No
                                                 -----      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at April 30, 1998
  --------------------------                 -----------------------------
  Common Stock, $1 par value                      1.04 billion shares

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                     INDEX
                                     -----
                                                                   Page No.
                                                                   --------

  Part I.  Financial Information

   Item 1. Financial Statements.

           Consolidated Condensed Balance Sheet
           April 30, 1998 (Unaudited) and October 31, 1997            2

           Consolidated Condensed Statement of Earnings
           Three and six months ended April 30, 1998
           and 1997 (Unaudited)                                       3

           Consolidated Condensed Statement of Cash Flows
           Six months ended April 30, 1998 and 1997 (Unaudited)       4

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                5-6

   Item 2. Management's Discussion and Analysis of Financial
           Condition, Results of Operations and Factors That May
           Affect Future Results (Unaudited)                          7-13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk


  Part II. Other Information

   Item 2. Changes in Securities                                     13-14

   Item 6. Exhibits and Reports on Form 8-K.                            14

           Signature                                                    15

           Exhibit Index                                                16

  Item 1.  Financial Statements.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEET
                     ------------------------------------
               (Millions except par value and number of shares)

                                                  April 30     October 31
                                                    1998          1997
                                                -----------    ----------
                                                (Unaudited)
        Assets
        ------

  Current assets:
     Cash and cash equivalents                   $ 4,387         $ 3,072
     Short-term investments                          650           1,497
     Accounts and notes receivable                 8,366           8,173
     Inventories:
        Finished goods                             4,229           4,136
        Purchased parts and fabricated assemblies  2,471           2,627
     Other current assets                          1,558           1,442
                                                 -------         -------
        Total current assets                      21,661          20,947
                                                 -------         -------

  Property, plant and equipment (less accumulated
     depreciation: April 30, 1998 - $5,767;
     October 31, 1997 - $5,464)                    6,396           6,312
  Long-term investments and other assets           4,730           4,490
                                                 -------         -------
                                                 $32,787         $31,749
                                                 =======         =======

        Liabilities and Shareholders' Equity
        ------------------------------------

  Current liabilities:
     Notes payable and short-term borrowings     $ 1,154         $ 1,226
     Accounts payable                              3,084           3,185
     Employee compensation and benefits            1,945           1,723
     Taxes on earnings                             1,796           1,515
     Deferred revenues                             1,325           1,152
     Other accrued liabilities                     2,540           2,418
                                                 -------         -------
       Total current liabilities                  11,844          11,219
                                                 -------         -------

  Long-term debt                                   2,448           3,158
  Other liabilities                                1,276           1,217


  Shareholders' equity:
     Preferred stock, $1 par value; 300,000,000
      shares authorized; none issued
     Common stock and capital in excess of $1 par
      value; 2,400,000,000 shares authorized;
      1,039,457,000 and 1,041,042,000 shares
      issued and outstanding at April 30, 1998
      and October 31, 1997, respectively           1,184           1,187
     Retained earnings                            16,035          14,968
                                                 -------         -------

       Total shareholders' equity                 17,219          16,155
                                                 -------         -------
                                                 $32,787         $31,749
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

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                 --------------------------------------------
                                (Unaudited)

                      (Millions except per share amounts)

                                 Three months ended   Six months ended
                                      April 30            April 30
                                 ------------------   ----------------
                                   1998      1997      1998      1997

  Net revenue:
     Products                     $10,338   $ 8,833   $20,496   $17,658
     Services                       1,702     1,507     3,360     2,977
                                  -------   -------   -------   -------
                                   12,040    10,340    23,856    20,635
                                  -------   -------   -------   -------

  Costs and expenses:
     Cost of products sold and
       services                     8,224     6,743    16,061    13,437
     Research and development         880       744     1,683     1,443
     Selling, general and
       administrative               2,064     1,751     3,936     3,372
                                  -------   -------   -------   -------
                                   11,168     9,238    21,680    18,252
                                  -------   -------   -------   -------

  Earnings from operations            872     1,102     2,176     2,383

  Interest income and other, net      134        69       224       145
  Interest expense                     59        51       126       105
                                  -------   -------   -------   -------
  Earnings before taxes               947     1,120     2,274     2,423

  Provision for taxes                 262       336       660       727
                                  -------   -------   -------   -------
  Net earnings                    $   685   $   784   $ 1,614   $ 1,696
                                  =======   =======   =======   =======
  Net earnings per share:
    Basic                         $  0.66   $  0.77   $  1.55   $  1.67
                                  =======   =======   =======   =======
    Diluted                       $  0.65   $  0.75   $  1.51   $  1.62
                                  =======   =======   =======   =======

  Cash dividends declared
    per share                     $    --   $    --   $   .28   $   .24
                                  =======   =======   =======   =======
  Average shares used in
    computing basic net
     earnings per share             1,039     1,017     1,039     1,017
                                  =======   =======   =======   =======
  Average shares and equivalents
    used in computing diluted net
     earnings per share             1,078     1,046     1,077     1,047
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

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                (Unaudited)

                                (Millions)

                                                        Six months ended
                                                            April 30
                                                        -----------------
                                                         1998       1997
                                                         ----       ----

  Cash flows from operating activities:
     Net earnings                                      $ 1,614    $ 1,696
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                     869        697
         Deferred taxes on earnings                       (160)      (314)
         Changes in assets and liabilities:
           Accounts and notes receivable                  (117)       251
           Inventories                                      72        146
           Accounts payable                               (118)        98
           Taxes on earnings                               278        372
           Other current assets and liabilities            500        323
        Other, net                                         (89)       (93)
                                                       -------    -------
           Net cash provided by operating activities     2,849      3,176
                                                       -------    -------

  Cash flows from investing activities:
    Investment in property, plant and equipment           (986)    (1,040)
    Disposition of property, plant and equipment           202        183
    Purchase of short-term investments                  (1,962)    (1,338)
    Maturities of short-term investments                 2,829      1,631
    Other, net                                              (7)        17
                                                       -------    -------
           Net cash provided by (used in)
            investing activities                            76       (547)
                                                       -------    -------
  Cash flows from financing activities:
    Change in notes payable and short-term borrowings     (378)    (1,871)
    Issuance of long-term debt                             150         40
    Payment of long-term debt                             (539)      (107)
    Issuance of common stock under employee stock plans    242        209
    Repurchase of common stock                            (778)      (440)
    Dividends                                             (291)      (244)
    Other, net                                             (16)        (2)
                                                       -------    -------
           Net cash (used in) financing activities      (1,610)    (2,415)
                                                       -------    -------

  Increase in cash and cash equivalents                  1,315        214
  Cash and cash equivalents at beginning of period       3,072      2,885
                                                       -------    -------
  Cash and cash equivalents at end of period           $ 4,387    $ 3,099
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

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            ----------------------------------------------------
                              (Unaudited)

  1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of April 30, 1998 and October 31, 1997, the results of operations for the three and six months ended April 30, 1998 and 1997, and the cash flows for the six months ended April 30, 1998 and 1997.

      The results of operations for the three and six months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Hewlett-Packard Company 1997 Form 10-K.

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

                                  Three Months Ended     Six Months Ended
                                       April 30              April 30
                                  ------------------     -----------------
                                    1998      1997         1998      1997
                                    ----      ----         ----      ----

   (in millions except
      per share data)
       Numerator:
         Net earnings               $  685     $  784     $1,614    $1,696
         Adjustment for interest
          expense, net of income
           tax effect                    6          -         12         -
                                    ------     ------      -----    ------
          Net earnings, adjusted       691        784      1,626     1,696

       Denominator:
          Weighted-average shares
           outstanding               1,039      1,017      1,039     1,017

       Effect of dilutive
         securities:
          Dilutive options              29         29         28        30
          Convertible zero-coupon
           notes due 2017               10          -          10        -
                                    ------     ------      ------    -----

       Dilutive potential
         common shares                  39         29          38       30

          Weighted-average shares
           and dilutive potential
            common shares            1,078      1,046       1,077    1,047

        Basic earnings per share     $0.66      $0.77       $1.55    $1.67

        Diluted earnings per share   $0.65      $0.75       $1.51    $1.62


  3. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily due to variations in the tax rates on foreign income.

  4. The Company paid interest of $127 million and $152 million during the six months ended April 30, 1998 and 1997, respectively. During the same periods, the Company paid income taxes of $439 million and $600 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

  5. Effective May 20, 1998, the Company changed its state of incorporation from California to Delaware. As a result of the change, the par value of the Company's stock was decreased from $1.00 to $0.01 per share. There was no impact on the Company's financial condition or results of operations as a result of the reincorporation. The reincorporation proposal had been approved by the Company's shareholders at the Company's annual meeting of shareholders. An increase in the number of authorized shares of the Company's stock from 2,400,000,000 to 4,800,000,000 was also approved by the shareholders.

  6. On May 18, 1998, the Company's Board of Directors declared a quarterly dividend on the Company's common stock for the third quarter of fiscal 1998 in the amount of 16 cents per share. This reflects a 14 percent increase compared to the 14 cents per share paid for each of the first and second quarters of the fiscal year. The third quarter dividend will be paid to shareholders of record as of June 24, 1998 and is payable on July 15, 1998.

  Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future Results (Unaudited).

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

  RESULTS OF OPERATIONS
  ---------------------

  Net Revenue - Net revenue for the second quarter ended April 30, 1998 was $12.0 billion, an increase of 16 percent from the same period of fiscal 1997. Product sales increased 17 percent and service revenue grew 13 percent over the corresponding period of fiscal 1997. Net revenue grew 14 percent to $6.7 billion internationally and 20 percent to $5.3 billion in the U.S.

  Strong growth continued in unit shipments of the Company's computers and peripherals, especially in home and desktop PCs, personal and business inkjets, and LaserJet printers and supplies, driven primarily by increased market penetration and new product introductions in the first half of 1998. In the second quarter and first half of fiscal 1998, competitive actions designed to increase or maintain market share against intense competition contributed to declines in the average selling prices for many of these products, especially PCs, resulting in unit volume growth outpacing revenue growth. Revenue growth was further constrained by continuing weakness in the Asian markets. In particular, the test and measurement business was impacted significantly by market slowing and unfavorable fluctuations in foreign currency exchange rates for the first half of fiscal 1998. Without the unfavorable impact of currency, the Company's net revenue growth would have been approximately 22 percent in the first half of 1998.

  Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 68.3 percent for the second quarter and 67.3 percent for the first half of fiscal 1998, compared to 65.2 percent for the second quarter and 65.1 percent for the first half of fiscal 1997. The increase in the ratio over the second quarter and first half of fiscal 1997 was due primarily to intensifying pricing pressures leading to declines in the average selling prices in the PC and printer businesses without a corresponding reduction in the costs. To a lesser extent, cost of sales was impacted by a charge for the consolidation of inkjet manufacturing operations in the second quarter of fiscal 1998 and the Company expects to incur additional charges related to the consolidation in the third quarter. The Company expects continued variability in the cost of sales trend over time, as competitive pricing pressures and mix shifts continue.

  Operating Expenses - Operating expenses as a percentage of net revenue were 24.5 percent for the second quarter and 23.6 percent for the first half of fiscal 1998, compared to 24.1 percent for the second quarter and
  23.4 percent for the first half of fiscal 1997. Year-over-year growth in operating expenses was 18 percent for the second quarter and 17 percent for the first half of 1998. This growth, which outpaced the Company's revenue growth for each period, resulted primarily from increased marketing expenses incurred to support new product introductions such as the modular ink delivery system for inkjets, several new LaserJet products and next-generation workstations, and investment in research and development. Increased employment to support growth in selected businesses also contributed to the rise in operating expenses. In addition, operating expenses were impacted by additional compensation expense recorded on stock appreciation rights, resulting from rises in the Company's stock price during the second quarter of fiscal 1998, and a one-time charge for the write-off of in-process research and development related to an acquisition. The Company remains focused on and committed to controlling operating expenses and has taken measures designed to reduce these ratios.

  Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 28 percent for the second quarter and 29 percent for the first half of fiscal 1998 compared to 30 percent for the second quarter and first half of fiscal 1997. The annual effective tax rate decreased to 29 percent in the second quarter of fiscal 1998 due to resolution of certain issues related to tax returns filed in previous years and changes in the geographic mix of the Company's earnings.

  Net Earnings - Net earnings for the second quarter of fiscal 1998 were $685 million compared to net earnings of $784 million for the second quarter of fiscal 1997. For the six months ended April 30, 1998, net earnings were $1.6 billion compared to net earnings of $1.7 billion for the first half of 1997. Earnings per share for the second quarter and first half of fiscal 1998 on a diluted basis were 65 cents and $1.51 per share, respectively, on 1.08 billion weighted average shares and equivalents, compared to 75 cents and $1.62 per share on 1.05 billion weighted average shares for the second quarter and first half of fiscal 1997.

  FINANCIAL CONDITION
  -------------------

  Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $5.0 billion at April 30, 1998, compared with $4.6 billion at October 31, 1997. In addition, other long-term investments, relatively low levels of debt compared to assets, and a large equity base contribute to the Company's financial flexibility.

  Cash flows from operating activities were $2.8 billion during the first six months of fiscal 1998, compared to $3.2 billion for the corresponding period of fiscal 1997. The decrease in cash flows from operating activities in fiscal 1998 was attributable primarily to increases in accounts receivable and decreases in accounts payable, offset by decreases in inventory levels during fiscal 1998. Inventory as a percentage of net revenue declined to 14.5 percent at April 30, 1998 from
  15.7 percent in the corresponding prior period. The decline in the ratio is attributable to continued progress in supply-chain management. Accounts and notes receivable increased 22 percent during the first six months of fiscal 1998 compared to a decrease of 2 percent in the same period of fiscal 1997. Growth in the Company's leasing business contributed to this increase. This resulted in an increase in accounts and notes receivable as a percentage of net revenue, from 17.2 percent in the prior period to
  18.1 percent as of April 30, 1998.

  Capital expenditures for the first six months of fiscal 1998 were $986 million, compared to $1.04 billion for the corresponding period in fiscal 1997.

  The changes in short-term investment and borrowing activities during the first six months of fiscal 1998 compared to the same period in fiscal 1997 resulted from a program of repatriation of short-term investments from Puerto Rico in 1997 due to changes in tax laws. Cash from the liquidation of those investments was used to pay down notes payable and short-term borrowings in 1997. In 1998, net receipts from maturities of short-term investments have been used to pay down both short- and long-term debt.

  Shares of the Company's common stock are repurchased under a systematic program to manage the dilution created by shares issued under employee stock plans. During the six months ended April 30, 1998, the Company purchased and retired approximately 12.4 million shares for an aggregate price of $778 million. During the six months ended April 30, 1997, the Company purchased and retired approximately 8.3 million shares for an aggregate price of $440 million.

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

  Inventory Management. Inventory management has become increasingly complex as the Company continues to sell a greater mix of products, especially printers and personal computers, through third-party commercial and retail distribution channels. Channel partners constantly adjust their ordering patterns in response to the Company's and its competitors' supply into the channel and the timing of their new product introductions and relative feature sets, as well as seasonal fluctuations in end-user demand such as the back-to-school and holiday selling periods. Channel partners may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's gross margins.

  Short Product Life Cycles. The short life cycles of many of the Company's products pose a challenge for the effective management of the transition from existing products to new products and could adversely affect the Company's future operating results. Product development or manufacturing delays, variations in product costs, and delays in customer purchases of existing products in anticipation of new product introductions are among the factors that make a smooth transition from current products to new products difficult. In addition, the timing of introductions by suppliers and competitors of new products and services may negatively affect future operating results of the Company, especially when competitive product introductions coincide with periods leading up to the Company's own introduction of new or enhanced products. Furthermore, some of the Company's own new products may replace or compete with certain of the Company's current products.

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

  Reliance on Third-Party Distribution Channels. The Company continues to expand into third-party distribution channels to accommodate changing customer preferences. As a result, the financial health of commercial and retail distribution channels, and the Company's continuing relationships with them, are becoming more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of certain of these third parties substantially weakens or if the Company's relationship with them deteriorates.

  International. Sales outside the United States make up more than half of the Company's revenues. In addition, a portion of the Company's product and component manufacturing, along with key suppliers, are located outside the United States. Accordingly, the Company's future results could be adversely affected by a variety of factors, including changes in a specific country's or region's political conditions or changes or continued weakness in economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. For example, weakness in the Asian markets adversely affected the Company's financial results as described above under "Results of Operations -- Net Revenue."

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

  The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the hedging contracts and underlying exposures described above. As of April 30, 1998, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposures and hedges.

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

  Earthquake. A portion of the Company's research and development activities, its corporate headquarters, other critical business operations and certain of its suppliers are located near major earthquake faults. The ultimate impact on the Company, its significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly uninsured for losses and interruptions caused by earthquakes.

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

  Certain hardware and software products currently installed at customer sites will require upgrade or other remediation to become year 2000 compliant. The Company believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 compliance. However, the Company is taking steps to identify affected customers, raise customer awareness related to non-compliance of the Company's older products, and assist the customer base to assess their risks. The Company may see increasing customer satisfaction costs related to these actions over the next few years. Since customer satisfaction programs are ongoing, year 2000 complications are not fully known, and potential liability issues in certain countries are unclear, the potential impact on the Company's financial condition and results of operations is not known at this time.

  The Company is also assessing and addressing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and therefore, on the proper functioning of their information systems and software, means that failure to address year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.

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


                         PART II.  OTHER INFORMATION
                         ---------------------------

  Item 2. Effective May 20, 1998, the Company changed its state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the "Merger") of Hewlett-Packard Company, a California corporation ("HP California"), into its wholly owned Delaware subsidiary of the same name ("HP Delaware"). As a result of the Merger, each outstanding share of HP California Common Stock, par value $1.00 per share, was automatically converted into one share of HP Delaware Common Stock, par value $0.01 per share. The reincorporation proposal was approved by the Company's shareholders at the Company's annual meeting of shareholders on February 24, 1998. See also
          Item 6(b)(ii) below.

  Item 6. Exhibits and Reports on Form 8-K.

       (a) Exhibits:

           A list of exhibits is set forth in the Exhibit Index found on page 16 of this report.

       (b) Reports on Form 8-K:

           (i) Report on Form 8-K filed May 20, 1998, containing Hewlett-Packard Company's news releases dated May 13 and May 15, 1998 with respect to its earning release for the second quarter of fiscal 1998.

           (ii) Report on Form 8-K filed May 20, 1998 with respect to Hewlett-Packard Company's change in state of incorporation.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  SIGNATURE
                                  ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HEWLETT-PACKARD COMPANY
                                               (Registrant)


  Dated: June 2, 1998                          By:/s/ Robert P. Wayman
                                               --------------------------
                                               Robert P. Wayman
                                               Executive Vice President,
                                               Finance and Administration
                                               (Chief Financial Officer)

                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                             EXHIBIT INDEX
                             -------------

  Exhibits:

    1.     Not applicable.

    2.     None.

    3(a).  Certificate of Reincorporation.

    3(b).  By-Laws.

    4.     None.

    5-9.   Not applicable.

    10.    None.

    11.    Statement re computation of per share earnings.

    12.    Statement re ratio of earnings to fixed charges.

    13-14. Not applicable.

    15.    None.

    16-17. Not applicable.

    18-19. None.

    20-21. Not applicable.

    22-24. None.

    25-26. Not applicable.

    27.    Financial Data Schedule.

    28.    Not applicable.

    99.    None.