Form 10-Q
period 1998-07-31
HEWLETT PACKARD CO
filed 1998-09-14
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

  (Mark one)
     ___
    | X |       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended JULY 31, 1998

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

           Class                             Outstanding at July 31, 1998
  --------------------------                 -----------------------------
  Common Stock, $1 par value                      1.04 billion shares





                                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                             INDEX
                             -----

                                                                     Page No.
                                                                     -------

Part I.  Financial Information

  Item 1.  Financial Statements.

         Consolidated Condensed Balance Sheet
         July 31, 1998 (Unaudited) and October 31, 1997                2

         Consolidated Condensed Statement of Earnings
         Three and nine months ended July 31, 1998
         and 1997 (Unaudited)                                          3

         Consolidated Condensed Statement of Cash Flows
         Nine months ended July 31, 1998 and 1997 (Unaudited)          4

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                                   5-6

  Item 2.  Management's Discussion and Analysis of Financial
         Condition, Results of Operations and Factors That May
         Affect Future Results (Unaudited)                             7-13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk    13


Part II. Other Information


 Item 2. Changes in Securities                                           13

 Item 6. Exhibits and Reports on Form 8-K.                               14

         Signature                                                       15

         Exhibit Index                                                   16

Item 1.  Financial Statements.

                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEET
                   ------------------------------------
             (Millions except par value and number of shares)

                                                July 31        October 31
                                                  1998             1997
                                              -----------      ----------
                                              (Unaudited)
      Assets
      ------

Current assets:
   Cash and cash equivalents                   $ 5,311           $ 3,072
   Short-term investments                          176             1,497
   Accounts and notes receivable                 8,030             8,173
   Inventories:
      Finished goods                             4,437             4,136
      Purchased parts and fabricated assemblies  2,333             2,627
   Other current assets                          1,640             1,442
                                               -------           -------
      Total current assets                      21,927            20,947
                                               -------           -------

Property, plant and equipment (less accumulated
   depreciation: July 31, 1998 - $5,983;
   October 31, 1997 - $5,464)                    6,471             6,312
Long-term investments and other assets           4,897             4,490
                                               -------           -------
                                               $33,295           $31,749
                                               =======           =======

      Liabilities and Stockholders' Equity
      ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings     $ 2,093           $ 1,226
   Accounts payable                              2,824             3,185
   Employee compensation and benefits            1,620             1,723
   Taxes on earnings                             1,900             1,515
   Deferred revenues                             1,374             1,152
   Other accrued liabilities                     2,726             2,418
                                               -------           -------
     Total current liabilities                  12,537            11,219
                                               -------           -------

Long-term debt                                   2,189             3,158
Other liabilities                                1,253             1,217



Stockholders' equity:
   Preferred stock, $1 par value; 300,000,000
    shares authorized; none issued
   Common stock and capital in excess of $0.01 par
    value; 4,800,000,000 shares authorized;
    1,037,117,000 and 1,041,042,000 shares
    issued and outstanding at July 31, 1998
    and October 31, 1997, respectively             993             1,187
   Retained earnings                            16,323            14,968
                                               -------           -------
       Total stockholders' equity               17,316            16,155
                                               -------           -------
                                               $33,295           $31,749
                                               =======           =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
               --------------------------------------------
                              (Unaudited)

                    (Millions except per share amounts)

                               Three months ended   Nine months ended
                                     July 31             July 31
                               ------------------   ----------------
                                 1998      1997      1998      1997

Net revenue:
   Products                     $ 9,213   $ 8,900   $29,709   $26,558
   Services                       1,766     1,571     5,126     4,548
                                -------   -------   -------   -------
                                 10,979    10,471    34,835    31,106
                                -------   -------   -------   -------

Costs and expenses:
   Cost of products sold and
     services                     7,505     7,053    23,566    20,490
   Research and development         815       777     2,498     2,220
   Selling, general and
     administrative               1,885     1,816     5,821     5,188
                                -------   -------   -------    -------
                                 10,205     9,646    31,885    27,898
                                -------   -------   -------   -------

Earnings from operations            774       825     2,950     3,208

Interest income and other, net      154       109       378       254
Interest expense                     54        53       180       158
                                -------   -------   -------   -------
Earnings before taxes               874       881     3,148     3,304

Provision for taxes                 253       264       913       991
                                -------   -------   -------   -------
Net earnings                    $   621   $   617   $ 2,235   $ 2,313
                                =======   =======   =======   =======
Net earnings per share:
  Basic                         $  0.60   $  0.60   $  2.15   $  2.26
                                =======   =======   =======   =======
  Diluted                       $  0.58   $  0.58   $  2.09   $  2.20
                                =======   =======   =======   =======
Cash dividends declared
  per share                     $   .32   $   .28   $   .60   $   .52
                                =======   =======   =======   =======
Average shares used in
  computing basic net
   earnings per share             1,035     1,031     1,039     1,022
                                =======   =======   =======   =======
Average shares and equivalents
  used in computing diluted net
   earnings per share             1,076     1,060     1,081     1,051
                                =======   =======   =======   =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              ----------------------------------------------
                              (Unaudited)

                              (Millions)
                                                       Nine months ended
                                                          July 31
                                                       -----------------
                                                       1998      1997
                                                       ----      ----

Cash flows from operating activities:
   Net earnings                                      $ 2,235   $ 2,313
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                   1,323     1,105
       Deferred taxes on earnings                       (310)     (371)
       Changes in assets and liabilities:
         Accounts and notes receivable                   306       128
         Inventories                                       3        37
         Accounts payable                               (378)      169
         Taxes on earnings                               382       157
         Other current assets and liabilities            257       254
      Other, net                                        (305)     (357)
                                                     -------    ------
         Net cash provided by operating activities     3,513     3,435
                                                     -------    ------

Cash flows from investing activities:
  Investment in property, plant and equipment         (1,522)   (1,599)
  Disposition of property, plant and equipment           272       255
  Purchases of short-term investments                 (2,750)   (2,588)
  Maturities of short-term investments                 4,086     2,915
  Other, net                                             (50)       17
                                                     -------   -------
         Net cash provided by (used in)
          investing activities                            36    (1,000)
                                                     -------   -------
Cash flows from financing activities:
  Change in notes payable and short-term borrowings      290    (1,870)
  Issuance of long-term debt                             206        47
  Payment of long-term debt                             (577)     (112)
  Issuance of common stock under employee stock plans    369       280
  Repurchase of common stock                          (1,121)     (598)
  Dividends                                             (457)     (387)
  Other, net                                             (20)      ---
                                                     -------   -------
         Net cash (used in) financing activities      (1,310)   (2,640)
                                                     -------   -------



Increase in cash and cash equivalents                  2,239       205
Cash and cash equivalents at beginning of period       3,072     2,885
                                                     -------   -------
Cash and cash equivalents at end of period           $ 5,311   $ 2,680
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

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            ----------------------------------------------------
                              (Unaudited)

1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments which comprise only normal and recurring accruals) necessary to present fairly the financial position as of July 31, 1998 and October 31, 1997, the results of operations for the three and nine months ended July 31, 1998 and 1997, and the cash flows for the nine months ended July 31,1998 and 1997.

     The results of operations for the three and nine months ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Hewlett-Packard Company 1997 Form 10-K.

2. The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," in the first quarter of fiscal 1998. Under SFAS 128, the Company presents two earnings per share (EPS) mounts. Basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt. All prior period EPS amounts have been presented to conform to the provisions of the statement.

                                Three Months Ended     Nine Months Ended
                                     July 31                July 31
                                ------------------    -----------------
                                   1998      1997       1998      1997
                                   ----      ----       ----      ----
(in millions except
   per share data)
    Numerator:
      Net earnings               $  621    $  617     $2,235    $2,313
      Adjustment for interest
       expense, net of income
        tax effect                    6         -         19         -
                                 ------     ------     -----    ------
      Net earnings, adjusted     $  627    $  617     $2,254    $2,313

    Denominator:
       Weighted-average shares
        outstanding               1,035     1,031      1,039     1,022

    Effect of dilutive
      securities:
       Dilutive options              31        29         32        29
       Convertible zero-coupon
        notes due 2017               10         -         10         -
                                 ------    ------     ------     -----

    Dilutive potential
      common shares                  41        29         42        29

       Weighted-average shares
        and dilutive potential
         common shares            1,076     1,060      1,081     1,051

    Basic earnings per share     $ 0.60    $ 0.60     $ 2.15    $ 2.26

    Diluted earnings per share   $ 0.58    $ 0.58     $ 2.09    $ 2.20

3. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily due to variations in the tax rates on foreign income.

4. The Company paid interest of $177 million and $223 million during the nine months ended July 31, 1998 and 1997, respectively. During the same periods, the Company paid income taxes of $728 million and $1,113 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

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

6. In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt the standard in the first quarter of fiscal 2000 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

7. On July 21, 1998, the Company announced a new authorization for the repurchase of up to $2 billion of the Company's common stock in the open market or in private transactions. These repurchases are in addition to the Company's existing systematic share-repurchase program.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future Results (Unaudited).

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS
---------------------

Net Revenue - Net revenue for the third quarter ended July 31, 1998 was $11.0 billion, an increase of 5 percent from the same period of fiscal 1997. Product sales increased 4 percent and service revenue grew 12 percent over the corresponding period of fiscal 1997. Net revenue grew 1 percent to $5.8 billion internationally and 9 percent to $5.2 billion in the U.S.

Net revenue for the first nine months of fiscal 1998 was $34.8 million, an increase of 12 percent from the same period of fiscal 1997. Product sales increased 12 percent and service revenue grew 13 percent over the corresponding period of fiscal 1997. Net revenue grew 8 percent to $19.0 billion internationally and 17 percent to $15.8 billion in the U.S. Strong net revenue growth for the first six months of fiscal 1998 was offset partially by weakness in the third quarter, resulting in a slight increase in the rate of growth for the first nine months of fiscal 1998 as compared to the same period in fiscal 1997.

Without the unfavorable impact of currency, the Company's net revenue growth would have been approximately 9 percent in the third quarter and 17 percent in the first nine months of 1998.

Net revenue growth for the third quarter of fiscal 1998 was led by UNIX servers and enterprise storage products, due in part to shipments of backlog. Information storage products also posted strong unit and revenue growth. The rate of revenue growth slowed from the second quarter of fiscal 1998 and the third quarter of fiscal 1997 due to a combination of factors. Revenues in the PC business were flat as a result of continuing declines in average selling prices and shifts to lower-end products. For the second quarter in a row, the decline in average selling prices offset the strong unit growth in PCs. Hardcopy revenue growth was moderate as the Company focused on reducing inventory in the channel ahead of new product offerings later in the fiscal year. Revenue growth was further constrained by continuing weakness in the Asian markets. In particular, test and measurement was impacted significantly by lower demand in Asia, as well as declines in the market for semiconductor test equipment, and unfavorable fluctuations in foreign currency exchange rates.

Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 68.4 percent for the third quarter and 67.7 percent for the first nine months of fiscal 1998, compared to 67.4 percent for the third quarter and
65.9 percent for the first nine months of fiscal 1997. The increase in the ratio over the third quarter and first nine months of fiscal 1997 was attributable to continuing pricing pressures and shifts to low end products, specifically in the PC and hardcopy businesses. However, in an effort to return to profitability in the PC business, the Company changed some of its pricing practices which helped mitigate the impact of declining average selling prices. Additionally, the macro-economic environment in which the Company operates worsened, which impacted profitability. The test and measurement business experienced a deterioration in margins as a result of declining revenue. To a lesser extent, charges taken for the consolidation of the Company's inkjet manufacturing operations in the second and third quarters of 1998 contributed to the increase in cost of sales for the first nine months of 1998. The Company expects continued variability in the cost of sales trend over time, as competitive pricing pressures and mix shifts continue.

Operating Expenses - Operating expenses as a percentage of net revenue were
24.6 percent for the third quarter and 23.8 percent for the first nine months of fiscal 1998, compared to 24.7 percent for the third quarter and 23.8 percent for the first nine months of fiscal 1997. Year-over-year growth in operating expenses was 4 percent for the third quarter and 12 percent for the first nine months of 1998. Research and development expenses increased 5 percent and selling, general and administrative expenses increased 4 percent over the third quarter of fiscal 1997. The decrease in the rate of growth in the third quarter compared to the second quarter of fiscal 1998 was attributable to Company-wide cost reduction programs which resulted in significant decreases in certain variable costs such as travel and discretionary marketing programs. Fluctuations in foreign currency exchange rates favorably impacted the operating expense growth rate by 2 percentage points in the third quarter and over 2 percentage points in the first nine months of fiscal 1998. In addition, reduced compensation expense recorded on stock appreciation rights favorably impacted operating expenses by 2 percentage points in the third quarter of fiscal 1998. The Company remains focused on and committed to controlling operating expenses and has taken measures designed to reduce these ratios.

Actions designed to reduce costs and expenses are currently underway throughout the Company in order to achieve more competitive cost and expense structures going forward. Based on current plans, the Company expects to incur approximately $150 million of special charges in the fourth quarter of fiscal 1998 related to these actions. The charges will primarily impact cost of sales, and to a lesser extent, operating expenses.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 29 percent for the third quarter and first nine months of fiscal 1998 compared to 30 percent for the same periods of fiscal 1997.

Net Earnings - Net earnings for the third quarter of fiscal 1998 were $621 million compared to net earnings of $617 million for the third quarter of fiscal 1997. For the nine months ended July 31, 1998, net earnings were $2.2 billion compared to net earnings of $2.3 billion for the first nine months of 1997. Earnings per share for the third quarter and first nine months of fiscal 1998 on a diluted basis were 58 cents and $2.09 per share, respectively, on 1.08 billion weighted average shares and equivalents, compared to 58 cents and $2.20 per share on 1.06 and 1.05 billion weighted average shares for the corresponding periods of fiscal 1997.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $5.5 billion at July 31, 1998, compared with $4.6 billion at October 31, 1997. In addition, other long-term investments, relatively low levels of debt compared to assets, and a large equity base contribute to the Company's financial flexibility.

Cash flows from operating activities were $3.5 billion during the first nine months of fiscal 1998, compared to $3.4 billion for the corresponding period of fiscal 1997. Cash flows from operating activities in fiscal 1998 was attributable primarily to net income earned in the period. Working capital remained consistent year over year. Inventory as a percentage of net revenue declined to 14.5 percent at July 31, 1998 from 15.6 percent in the corresponding prior period. The decline in the ratio is attributable to continued progress in supply-chain management. Accounts and notes receivable decreased as a percentage of net revenue, from 17.5 percent in the prior period to 17.2 percent as of July 31, 1998.

Capital expenditures for the first nine months of fiscal 1998 were $1.5 billion, compared to $1.6 billion for the corresponding period in fiscal 1997.

The changes in short-term investment and borrowing activities during the first nine months of fiscal 1998 compared to the same period in fiscal 1997 resulted from a program of repatriation of short-term investments from Puerto Rico in 1997 due to changes in tax laws. Cash from the liquidation of those investments was used to pay down notes payable and short-term borrowings in 1997. In 1998, net receipts from maturities of short-term investments have been used to pay down both short-and long-term debt and to repurchase stock.

Shares of the Company's common stock are repurchased under a systematic program to manage the dilution created by shares issued under employee stock plans. During the nine months ended July 31, 1998, the Company purchased and retired approximately 18.2 million shares for an aggregate price of $1.1 billion. During the nine months ended July 31, 1997, the Company purchased and retired approximately 11.3 million shares for an aggregate price of $598 million. In July 1998, the Board of Directors approved a new incremental repurchase program under which up to $2 billion in additional repurchases beyond those shares needed for issuance under employee stock plans may be made.

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

Reliance on Suppliers. Portions of the Company's manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect the Company's operating results until alternate sourcing can be developed. In order to secure components for production and introduction of new products, the Company at times makes advance payments to certain suppliers, and often enters into noncancellable purchase commitments with vendors for such components. Volatility in the prices of these component parts, the possible inability of the Company to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company's future operating results.

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

The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the hedging contracts and underlying exposures described above. As of July 31, 1998, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposures and hedges.

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

Year 2000. Many computer systems experience problems handling dates in and beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the readiness of its internal computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

Certain hardware and software products currently installed at customer sites will require upgrade or other remediation to become year 2000 compliant.
Some of the products are used in critical applications where the impact of non-performance to these customers and other parties could be significant. The Company believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 compliance. However, the Company is taking steps to identify affected customers, raise customer awareness related to non-compliance of the Company's older products, and assist the customer base to assess their risks. The Company may see increasing customer satisfaction costs related to these actions over the next few years. Since customer satisfaction programs are ongoing, year 2000 complications are not fully known, and potential liability issues in certain countries are unclear, the potential impact on the Company's financial condition and results of operations, especially the impact to warranty cost trends, could be material in any given quarter.

It is unknown how customer spending patterns may be impacted by year 2000 programs. As customers focus on preparing their business for the year 2000 in the near term, capital budgets may be spent on remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. This could adversely affect the Company's future revenues, though the impact is not known at this time.

The Company is also assessing and addressing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.

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


                         PART II.  OTHER INFORMATION
                         ---------------------------

Item 2. Effective May 20, 1998, the Company changed its state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the "Merger") of Hewlett-Packard Company, a California corporation ("HP California"), into its wholly owned Delaware subsidiary of the same name ("HP Delaware"). As a result of the Merger, each outstanding share of HP California Common Stock, par value $1.00 per share, was automatically converted into one share of HP Delaware Common Stock, par value $0.01 per share. The reincorporation proposal was approved by the Company's shareholders at the Company's annual meeting of stockholders on February 24, 1998. See also
         Item 6(b)(ii) below.

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

                                               HEWLETT-PACKARD COMPANY
                                               (Registrant)


Dated: September 4, 1998
                                               By:/s/ Robert P. Wayman
                                               --------------------------
                                               Robert P. Wayman
                                               Executive Vice President,
                                               Finance and Administration
                                               (Chief Financial Officer)







                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                             EXHIBIT INDEX
                             -------------

Exhibits:

  1.     Not applicable.

  2.     None.

  3.     None

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