Form 10-Q/A
period 1998-07-31
HEWLETT PACKARD CO
filed 1998-09-14
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q/A

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

                                               HEWLETT-PACKARD COMPANY
                                               (Registrant)


Dated: September 14, 1998
                                               By:/s/ Robert P. Wayman
                                               --------------------------
                                               Robert P. Wayman
                                               Executive Vice President,
                                               Finance and Administration
                                               (Chief Financial Officer)