Form 10-K
period 1998-10-31
HEWLETT PACKARD CO
filed 1999-01-15
CIK 47217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER: 1-4423

                           --------------------------

                            HEWLETT-PACKARD COMPANY
             Exact name of registrant as specified in its charter:

                  DELAWARE                             94-1081436
       State or other jurisdiction of        I.R.S. Employer Identification
       incorporation or organization:                     No.:

                    ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
                3000 Hanover Street, Palo Alto, California 94304
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (650) 857-1501
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                              ON WHICH REGISTERED
-----------------------------------------  --------------------------------
 Common Stock par value $0.01 per share     New York Stock Exchange, Inc.
                                              The Pacific Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock held by nonaffiliates as of December 28, 1998 was $55,781,546,732.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 28, 1998: 1,015,098,000 shares of $0.01 par value common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                                                                     10-K PART
-------------------------------------------------------------------------------------------------------  ---------
Pages 31-64 (excluding order data and "Statement of Management Responsibility") and the inside back
  cover of the registrant's 1998 Annual Report to Stockholders                                           I, II, IV
Pages 5-8 and 11-28 of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement
  dated January 12, 1999                                                                                 III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

    From time to time Hewlett-Packard Company, together with its consolidated subsidiaries (the "Registrant" or the "Company"), and its representatives may provide information, whether orally or in writing, including certain statements incorporated by reference or included in this Form 10-K under "Management's Discussion and Analysis of Results of Operations and Financial Condition," which are deemed to be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act"). These forward-looking statements and other information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management.

    The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to the Company or the Company's management, including such items discussed in "Factors that may affect future results" set forth on pages 36-39 of the Company's 1998 Annual Report to Stockholders, which pages are incorporated herein by reference, are intended to identify forward-looking statements. Such statements reflect the current views of the Registrant with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Registrant does not intend to update these forward-looking statements.

    In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such "forward-looking" statements, because they relate to future events, are by their very nature subject to many important factors which could cause actual results to differ materially from those contained in the "forward-looking" statements.

                                     PART I

ITEM 1. BUSINESS

PRODUCTS AND SERVICES

    Hewlett-Packard Company was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective May 20, 1998, Hewlett-Packard Company changed its state of incorporation from California to Delaware.

    On a worldwide basis, Hewlett-Packard Company, together with its consolidated subsidiaries, designs, manufactures and services equipment and systems for measurement, computation and communications. The Company offers a wide variety of systems and standalone products, including computer systems; personal computers ("PCs"); printers and other hardcopy and imaging products; calculators and other personal information products; electronic test equipment and systems; medical electronic equipment; components based on optoelectronic, silicon and compound semiconductor technologies; and instrumentation for chemical analysis. Services such as systems integration, selective-outsourcing management, consulting, education, product financing and rentals, as well as customer support and maintenance, are also an integral part of the Company's offerings. These products and services are used in industry, business, engineering, science, medicine and education. A summary of the Company's net revenue as contributed by its major groupings of similar products and services is found on page 63 of the Company's 1998 Annual Report to Stockholders, which page (excluding order data) is incorporated herein by reference.

    The Company's computer systems, computers, personal information products, and hardcopy and imaging products are used in a variety of applications, including scientific and engineering computation and analysis; instrument control; and business information management. The Company's core computing products and technologies include its PA-RISC architecture for systems and workstations; its Explicitly Parallel Instruction Computing technology, jointly developed with Intel Corp., that will provide the foundation for next-generation, 64-bit high-end systems; and software infrastructure for open systems. The Company's general-purpose computers and computer systems include scalable families of PCs, servers and systems for use in homes, home offices and small offices, small workgroups, larger departments and entire enterprises. Key product families include the HP 9000 series, which runs HP-UX (1), the Company's implementation of the UNIX -Registered Trademark- (2) operating system, and comprises multiuser computers for both technical and commercial applications and workstations with powerful computational and graphics capabilities; the HP NetServer series of PC servers; the HP Vectra series of PCs for use in business, engineering, manufacturing and chemical analysis; and the HP Pavilion multimedia home PCs. The Company offers associated services in software programming, networking, distributed systems and data management. Customers of the Company's computers, computer systems and software infrastructure products include original equipment manufacturers, dealers, value-added resellers and retailers, as well as end users for a variety of applications.

    In the field of computing during fiscal 1998, the Company introduced a wide variety of new products and systems, including HP 9000 A- and R-Class servers, which are targeted at Internet Service Providers (ISPs), HP 9000 K-Class midrange servers; and the HP NetServer LH3 midrange system, which uses Intel's Pentium -Registered Trademark- (3) Pro 350MHz and 400MHz microprocessors.

    This year the Company also introduced new HP Brio 7000 business PCs, which feature an industry-first, subcompact "microtower" design; HP Brio 8000 business PCs, which offer an Intel 400MHz Pentium processor; the HP Jornada handheld PC, which weighs less than 3 pounds and has twelve-hour battery life; and the HP Kayak XU and XW PC workstations, which deliver advanced 2-D and 3-D graphics capabilities for software developers, design engineers, financial analysts and multimedia-authoring professionals.

    In addition to services such as systems integration, networked systems management outsourcing, consulting, education, product financing and rentals, the Company provides service for its equipment, systems, and hardcopy and imaging products, including support and maintenance services, parts and supplies for design and manufacturing systems, office and information systems, general-purpose instruments, computers and computer systems, networking, hardcopy and imaging products. In fiscal 1998, the Company derived 15 percent of its revenue from such services. Key service introductions in fiscal 1998 included a range of offerings for SAP/R3 computing environments and for Windows NT -Registered Trademark- (4) environments, as well as the HP Customer Care Promise, a program in which the Company guarantees an answer to all HP Pavilion PC support calls in three minutes or less, 24 hours a day, 365 days a year.

    Key software events in fiscal 1998 included more than 40 new and enhanced HP OpenView IT management solutions; HP Changengine 2.0 Admin Edition, which enables organizations to streamline business processes without rewriting applications; Chai software products that enable devices such as printers and cellular phones to communicate more intelligently via the World Wide Web; and HP OpenPix ImageIgniter, which enables users to zoom in on, pan across and share Internet photos.

    The Company's hardcopy and imaging products include a variety of system and desktop printers, such as the HP LaserJet family, and the HP DeskJet family, which is based on the Company's thermal inkjet technology. The Company also markets large-format printers, scanners, PC photography products and all-in-one products that perform copying, printing, scanning and faxing functions. Key introductions in these product families in fiscal 1998 included the HP Color LaserJet 4500 workgroup printer, which offers speed and cost-per-page on a par with leading monochrome workgroup printers; the HP Color LaserJet 8500, which prints at 6 pages per minute on paper ranging in size from that of postcards to 11" X 17"; the HP 9100C Digital Sender, a compact, desktop sending device that converts color paper documents into digital information that can be sent via e-mail, network fax, network PC or network printer; the HP 2000C Professional Series color inkjet printer, which incorporates the Company's Modular Ink Delivery System; the HP OfficeJet Series 700 all-in-one product, which combines printing, copying and faxing capabilities; and the HP DeskJet 895C printer, which comes with HP Instant Delivery publishing software.

    In the information-storage business, the Company brought out a number of CD-ReWritable read/write CD-based solutions, which enable people to write, erase, rewrite and update large files on CD-RW media.

    The Company also produces systems that are used for a wide range of testing and measurement functions in electronics, medicine and chemical analysis. Key introductions in test and measurement in fiscal 1998 included the HP 95000 High Speed Memory Series for high-volume production testing of high-speed RDRAM semiconductors; the HP 3070 Series 3 family of board-test systems; and the HP Service Advisor, a "tablet" test platform for testing a wide range of telecommunications services. In the Company's medical business, the Company acquired Heartstream, Inc. during fiscal 1998. The Heartstream ForeRunner is an automatic, portable external defibrillator that delivers therapy to victims of sudden cardiac arrest. In the chemical-analysis business, the Company acquired MTI Analytical Instruments, a manufacturer of high-speed, portable, laboratory and continuous-measurement gas chromatographs.

    The Company also makes electronic component products, consisting principally of microwave semiconductor, fiber-optic and optoelectronic devices, including light-emitting diodes (LEDs). These products are sold primarily to other manufacturers for use in their electronic products, but many of the Company's products incorporate them as well. In fiscal 1998, the Company introduced the MT-RJ transceiver, which supports advanced fiber-optic cabling systems and helps make "fiber-to-the-desk" more practical.

MARKETING

    CUSTOMERS. The Company has approximately 600 sales and support offices and distributorships in more than 130 countries. Sales are made to industrial and commercial customers, educational and scientific institutions, healthcare providers (including individual doctors, hospitals, clinics and research laboratories), and, in the case of its PCs, hardcopy, imaging and other personal-information products, to individuals for personal use.

    SALES ORGANIZATION. More than half of the Company's net revenue is derived through reseller channels, including retailers, dealers and original equipment manufacturers. The remaining revenue results from the efforts of its own sales organization. These direct sales operations are supported by field service engineers, sales representatives, service personnel and administrative support staff. The financial health of these resellers, and the Company's continuing relationships with such resellers, are important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of certain of these resellers substantially weakens, or if the Company's relationship with such resellers deteriorates.

    Resellers constantly adjust their ordering patterns in response to the supply by the Company and its competitors into the channel, and in response to the timing of their new product introductions and relative feature sets, as well as seasonal fluctuations in end-user demand, such as the back-to-school and holiday selling periods. Resellers may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products.

    INTERNATIONAL. The Company's net revenue originating outside the United States, as a percentage of the Company's total net revenue, was approximately 54 percent in fiscal 1998 and 56 percent in fiscal 1997 and 1996, the majority of which was from customers other than foreign governments. Approximately two-thirds of the Company's international revenue in each of the last three fiscal years was derived from Europe, with most of the balance coming from Japan, other countries in Asia Pacific, Latin America and Canada.

    Most of the Company's sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, the Company makes certain sales in international markets directly from the United States.

    The Company's international business is subject to risks customarily encountered in foreign operations, including changes in a specific country's or region's political or economic conditions, trade protection measures, import or export licensing requirements, the overlap of different tax structures, unexpected changes in regulatory requirements and natural disasters. The Company is also exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar, as well as interest rate risk inherent in the Company's debt, investment and finance receivable portfolios. The Company's risk management strategy utilizes derivative financial instruments, including forwards, swaps and purchased options to hedge certain foreign currency and interest rate exposures. As of October 31, 1998 and 1997, a sensitivity analysis performed by the Company indicated that adverse movements in foreign exchange rates and interest rates applied to hedging contracts and underlying exposures described above would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Annual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposures and hedges.

    In 1997, the Company established a dedicated task force to address the issues raised by the introduction of a European single currency (the Euro) for initial implementation as of January 1, 1999 and during the transition period through January 1, 2002. The Company's primary focus has been on the changes needed to deal with a mix of Euro and local denomination transactions from the first day of changeover--January 1, 1999. A detailed discussion of the adoption of the Euro is set forth on page 43 of the Company's 1998 Annual Report to Stockholders which page is incorporated herein by reference.

    The Company believes that its international diversification provides stability to its worldwide operations and reduces the impact on the Company of adverse economic changes in any single country. A summary of the Company's net revenue, earnings from operations and identifiable assets by geographic area is set forth on page 61 of the Company's 1998 Annual Report to Stockholders, which page is incorporated herein by reference.

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

    The computer market is characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Product life cycles are short, and to remain competitive the Company must develop new products and services, periodically enhance its existing products and services and compete effectively on the basis of the factors listed above. In particular, the Company anticipates that it will have to continue to adjust prices of many of its products and services to stay competitive, and thus effectively manage financial returns with correspondingly reduced gross margins.

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

YEAR 2000

    The Year 2000 problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900. There are two other related issues which could also lead to incorrect calculations or failure, such as (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the year 2000 is a leap year. Accordingly, some computer hardware and software, including programs embedded within machinery and parts, will need to be modified prior to the year 2000 in order to remain functional. The Company's Year 2000 initiatives are focused primarily on four areas of potential impact: internal information technology (IT) systems; internal non-IT systems, including services and embedded chips (controllers); The Company's products and services; and the readiness of significant third parties with whom the Company has material business relationships. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 internal IT and non-IT readiness issues. Based on current estimates, the Company does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes. In addition, failure to achieve Year 2000 readiness for the Company's internal systems could delay its ability to manufacture and ship products and deliver services, disrupt its customer service and technical support facilities, and interrupt customer access to its online products and services. The Company's inability to perform these functions could have an adverse effect on future results of operations or financial condition. A detailed discussion of the Year 2000 problem is set forth on pages 40-43 of the Company's 1998 Annual Report to Stockholders, which pages are incorporated herein by reference.

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

MATERIALS

    The Company's manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies, and raw materials such as plastic resins and sheet metal. The Company believes that the materials and supplies necessary for its manufacturing operations are presently available in the quantities required. The Company purchases materials, supplies and product subassemblies from a substantial number of vendors. For many of its products, the Company has existing alternate sources of supply, or such sources are readily available. In certain instances, however, the Company enters into non-cancelable purchase commitments with, or makes advance payments to, certain suppliers to ensure supply. Portions of the Company's manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The failure of suppliers to deliver these components, subassemblies and products in a timely manner may adversely affect the Company's operating results until alternate sources could be developed. In addition, the Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect the Company's operating results. However, the Company believes that alternate suppliers or design solutions could be arranged within a reasonable time so that material long-term adverse impacts would be minimized.

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

    Expenditures for research and development increased 9 percent in fiscal 1998 to $3.4 billion, compared with 13 percent growth and expenditures of $3.1 billion in fiscal 1997 and 18 percent growth and expenditures of $2.7 billion in fiscal 1996. In fiscal 1998, research and development expenditures were 7.1 percent of net revenue, compared with 7.2 percent in fiscal 1997 and 7.1 percent in fiscal 1996. The Company anticipates that it will continue to have significant research and development expenditures in order to maintain its competitive position with a continuing flow of innovative, high-quality products and services.

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

EMPLOYEES

    The Company had approximately 124,600 employees worldwide at October 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding the executive officers of the Company is set forth in
Part III below.

(1) HP-UX Release 10.20 and later and HP-UX release 11.00 and later on all HP 9000 computers are Open Group UNIX 95 branded products.

(2) UNIX is a registered trademark of The Open Group.

(3) Pentium is a U.S. registered trademark of Intel Corp.

(4) Windows is a U.S. registered trademark of Microsoft Corporation.

    Windows NT is a U.S. registered trademark of Microsoft Corporation

ITEM 2. PROPERTIES.

    The principal executive offices of the Company are located at 3000 Hanover Street, Palo Alto, California 94304. As of October 31, 1998, the Company owned or leased a total of approximately 53.1 million square feet of space worldwide. The Company believes that its existing properties are in good condition and suitable for the conduct of its business.

    The Company's plants are equipped with machinery, most of which is owned by the Company and is in part developed by it to meet the special requirements for manufacturing computers, peripherals, precision electronic instruments and systems. At the end of fiscal year 1998, the Company was productively utilizing the vast majority of the space in its facilities, while actively disposing of space determined to be excess.

    The Company anticipates that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment amounted to $2.0 billion in fiscal 1998, $2.3 billion in fiscal 1997 and $2.2 billion in fiscal 1996.

    As of October 31, 1998, the Company's marketing operations occupied approximately 13.1 million square feet, of which 5.5 million square feet were located within the United States. The Company owns 49% of the space used for marketing activities and leases the remaining 51%.

    The Company's manufacturing plants, research and development facilities and warehouse and administrative facilities occupied 40.0 million square feet, of which 27.3 million square feet were located within the United States. The Company owns 73% of its manufacturing, research and development, warehouse and administrative space and leases the remaining 27%. None of the property owned by the Company is held subject to any major encumbrances.

    The locations of the Company's geographic operations are listed on the inside back cover of the Company's 1998 Annual Report to Stockholders, which page is incorporated herein by reference. The locations of the Company's major product development and manufacturing facilities and the Hewlett-Packard Laboratories are listed below:

PRODUCT DEVELOPMENT
AND MANUFACTURING

AMERICAS                       Lake Stevens, Seattle,         ASIA PACIFIC
Cupertino, Costa Mesa,         Spokane and Vancouver,         Melbourne, Australia
Fremont, Mountain              Washington                     Beijing, Qingdao and
View, Newark, Palo Alto,       Sao Paulo, Brazil              Shanghai, China
Rohnert Park, Roseville, San   Calgary, Canada                Bangalore, India
Diego, San Jose, Santa Clara,  Guadalajara, Mexico            Hachioji and Kobe, Japan
Santa Rosa, Sunnyvale and      EUROPE                         Seoul, Korea
Westlake Village, California   Grenoble, France               Penang, Malaysia
Colorado Springs, Fort         Boblingen and Waldbonn,        Singapore
Collins, Greeley and           Germany                        Taiwan
Loveland, Colorado             Dublin, Ireland                HEWLETT-PACKARD LABORATORIES
Wilmington, Delaware           Bergamo, Italy                 Palo Alto, California
Boise, Idaho                   Amersfoort, The Netherlands    Haifa, Israel
Andover, Massachusetts         Barcelona, Spain               Tokyo, Japan
Rockaway, New Jersey           Bristol, Ipswich and South     Bristol, United Kingdom
Corvallis, Oregon              Queensferry, United Kingdom
Aguadilla, Puerto Rico
Richardson, Texas
Salt Lake City, Utah

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS.

    Information regarding the market prices of the Company's Common Stock and the markets for that stock may be found on page 64 and the inside back cover, respectively, of the Company's 1998 Annual Report to Stockholders. The number of stockholders and information concerning the Company's current dividend rate are set forth in the section entitled "Common Stock and Dividends" found on the inside back cover of that report. Additional information concerning dividends may be found on pages 31, 46, 47 and 64 of the Company's 1998 Annual Report to Stockholders. Such pages (excluding order data) are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    Selected financial data for the Company is set forth on page 31 of the Company's 1998 Annual Report to Stockholders, which page (excluding order data) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    A discussion of the Company's financial condition, changes in financial condition and results of operations appears in the "Financial Review" found on pages 32-43 of the Company's 1998 Annual Report to Stockholders. Such pages are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    A discussion of the Company's exposure to, and management of, market risk appears in the "Financial Review" found on page 38 of the Company's 1998 Annual Report to Stockholders. Such page is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of the Company, together with the report thereon of PricewaterhouseCoopers LLP, independent accountants, and the unaudited "Quarterly Summary" are set forth on pages 44-62 and 64 of the Company's 1998 Annual Report to Stockholders, which pages (excluding order data and "Statement of Management Responsibility") are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors of the Company who are standing for reelection is set forth under "Election of Directors" on pages 6-8 of the Company's Notice of Annual Meeting of Stockholders and Proxy Statement, dated January 12, 1999 (the "Notice and Proxy Statement"), which pages are incorporated herein by reference.

    The names of the executive officers of the Company, and their ages, titles and biographies as of December 28, 1998, are set forth below. All officers are elected for one-year terms.

EXECUTIVE OFFICERS:

EDWARD W. BARNHOLT; AGE 55; EXECUTIVE VICE PRESIDENT AND GENERAL MANAGER,
  MEASUREMENT ORGANIZATION.

    Mr. Barnholt was elected a Vice President of the Company in 1988, a Senior Vice President in 1993 and an Executive Vice President in 1996. He assumed his current position in 1998, when the Company's Medical Products, Chemical Analysis and Component Groups from the former Measurement Systems Organization were added to the Test and Measurement Organization to form the Measurement Organization. He was General Manager of the Test and Measurement Organization from 1990 to 1998. He is a director of KLA-Tencor Instruments Corporation.

JOEL S. BIRNBAUM; AGE 61; SENIOR VICE PRESIDENT, RESEARCH AND DEVELOPMENT AND
  DIRECTOR, HP LABORATORIES.

    Dr. Birnbaum was elected a Senior Vice President in 1993. He became Vice President, Research and Development and Director, HP Laboratories in 1991. He was elected a Vice President in 1984. He is a director of the Corporation for National Research Initiatives, the Monterey Bay Aquarium Research Institute and Multimedia Medical Systems.

SUSAN D. BOWICK; AGE 50; VICE PRESIDENT, HUMAN RESOURCES.

    Ms. Bowick was appointed a Vice President in 1997. She previously held positions as Business Personnel Manager for the Computer Organization in 1995 and Personnel Manager for the San Diego Site in 1993.

S.T. JACK BRIGHAM III; AGE 59; SENIOR VICE PRESIDENT, CORPORATE AFFAIRS AND
  GENERAL COUNSEL.

    Mr. Brigham was elected a Senior Vice President in 1995 and a Vice President in 1982. He became Vice President, Corporate Affairs in 1992. He has served as General Counsel since 1976.

RAYMOND W. COOKINGHAM; AGE 55; VICE PRESIDENT AND CONTROLLER.

    Mr. Cookingham was elected a Vice President in 1993. He has served as Controller since 1986.

ANN M. LIVERMORE; AGE 40; VICE PRESIDENT AND GENERAL MANAGER, ENTERPRISE
  COMPUTING SOLUTIONS ORGANIZATION.

    Ms. Livermore was elected a Vice President in 1995 and became General Manager of Worldwide Customer Support Operations in 1996. From 1993 to 1995, she was a Sales and Marketing Manager of Worldwide Customer Support. She assumed her current position with the Enterprise Computing Solutions Organization in 1998. Ms. Livermore is a director of United Parcel Service.

ANTONIO M. PEREZ; AGE 53; VICE PRESIDENT AND GENERAL MANAGER, INKJET PRODUCTS
  GROUP.

    Mr. Perez was elected a Vice President and named General Manager of the Inkjet Products Group in 1995 and has held those positions since then. From 1993 to 1995, he was General Manager of the Hardcopy Imaging Group.

LEWIS E. PLATT; AGE 57; CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE
  OFFICER, AND CHAIRMAN OF THE EXECUTIVE COMMITTEE.

    Mr. Platt has served as a director of the Company, President and Chief Executive Officer since 1992 and has served as Chairman since 1993. He was an Executive Vice President from 1987 to 1992. Mr. Platt held a number of management positions in the Company prior to becoming its President, including managing the Computer Systems Organization from 1990 to 1992. He is a director of the David and Lucile Packard Foundation and serves on the Wharton School Board of Overseers and the Cornell University Council.

WILLIAM V. RUSSELL; AGE 46; VICE PRESIDENT AND GENERAL MANAGER, ENTERPRISE
  SYSTEMS AND SOFTWARE GROUP.

    Mr. Russell was elected a Vice President and assumed his current post in 1998. In 1993, he was General Manager of the Computer Systems Organization in the U.K. He was General Manager of Europe, Africa and the Middle East for the Computer Systems Organization from 1994 to 1996, and became General Manager of the Enterprise Systems Group in 1997.

CAROLYN M. TICKNOR; AGE 51; VICE PRESIDENT AND GENERAL MANAGER, LASERJET
  SOLUTIONS GROUP.

    Ms. Ticknor was named General Manager of the LaserJet Printer Group in 1994. She was elected a Vice President in 1995 when the group reorganized and was renamed the LaserJet Solutions Group. Ms. Ticknor is a director of FileNET Corporation.

LEE S. TING; AGE 56; VICE PRESIDENT AND MANAGING DIRECTOR, GEOGRAPHIC
  OPERATIONS, MANAGING DIRECTOR, AMERICAS OPERATIONS.

    Mr. Ting assumed his current position as Vice President and Managing Director, Geographic Operations in 1996. He had been Managing Director of the Company's Asia Pacific region since 1993 and a Vice President since 1995. He was Managing Director of Northeast Asia Operations from 1991 to 1993. He is a director of Structured InterNetworks, Inc.

ROBERT P. WAYMAN; AGE 53; EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION
  AND CHIEF FINANCIAL OFFICER.

    Mr. Wayman has served as a director of the Company since December 1993. He has been an Executive Vice President responsible for finance and administration since 1992. He has held a number of financial management positions in the Company and was elected a Vice President and Chief Financial Officer in 1984. He is a director of CNF Transportation, Inc. and Sybase Inc. He also serves as a member of the Kellogg Advisory Board to Northwestern University School of Business and is Chairman of the Private Sector Council.

DUANE E. ZITZNER; AGE 51; VICE PRESIDENT AND GENERAL MANAGER, PERSONAL SYSTEMS
  GROUP.

    Mr. Zitzner was elected a Vice President and named General Manager of the Personal Information Products Group in 1996. In 1993, he was General Manager of the Network Server Division. From 1994 to 1996, he was General Manager of the Networked Systems Business Unit. He continued as General Manager when the Personal System Group became a group within the Computer Organization in 1997.

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth on page 15 of the Notice and Proxy Statement, which page is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    Information regarding the Company's compensation of its named executive officers is set forth on pages 16-28 of the Notice and Proxy Statement, which pages are incorporated herein by reference. Information regarding the Company's compensation of its directors is set forth on page 5 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding security ownership of certain beneficial owners and management is set forth on pages 11-15 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

    1. Financial Statements:

                                                                                   PAGE IN
                                                                                ANNUAL REPORT
                                                                             TO STOCKHOLDERS(*)
                                                                             -------------------
Report of Independent Accountants..........................................              62
Consolidated Statement of Earnings for the three years ended October 31,
  1998.....................................................................              44
Consolidated Balance Sheet at October 31, 1998 and 1997....................              45
Consolidated Statement of Cash Flows for the three years ended October 31,
  1998.....................................................................              46
Consolidated Statement of Stockholders' Equity for the three years ended
  October 31, 1998.........................................................              47
Notes to Consolidated Financial Statements.................................           48-61

------------------------

* Incorporated by reference from the indicated pages of the Company's 1998 Annual Report to Stockholders (excluding "Statement of Management Responsibility" on page 62).

2.  Financial Statement Schedules:

    None.

3.  Exhibits:

1.         Not applicable.

2.         None.

3(a).      Registrant's Amended and Restated Articles of Incorporation, which appears as
           Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998, which exhibit is incorporated herein by reference.

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

10(s).     Registrant's 1995 Incentive Stock Plan stock option and restricted stock agreements, which appear as Exhibit 10(s) to Registrant's Annual Report on
           Form 10-K for the fiscal year ended October 31, 1996, which exhibit is incorporated herein by reference.*

10(t).     Amendment dated November 21, 1996 adopting amendment to Registrant's 1995
           Incentive Stock Plan, 1990 Incentive Stock Option Plan, 1987 Director Option
           Plan, 1985 Incentive Compensation Plan, 1979 Incentive Stock Option Plan,
           which appear as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for
           the fiscal year ended October 31, 1996, which exhibit is incorporated herein by reference.*

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

10(aa).    VeriFone, Inc. Amended and Restated Employee Stock Purchase Plan which appears as exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

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

10(dd).    Registrant's 1999 Variable Pay Plan which appears as Appendix A to
           Registrant's Proxy Statement dated January 12, 1999, which appendix is incorporated herein by reference.*

11.        Statement of computation of per share earnings.

12.        Statement of computation of ratio of earnings to fixed charges.

13.        Pages 31-64 (excluding order data and "Statement of Management
           Responsibility") and the inside back cover of Registrant's 1998 Annual Report to Stockholders.

14-17.     Not applicable.

18.        None.

19-20.     Not applicable.

21.        Subsidiaries of Registrant as of January 14, 1999.

22.        None.

23.        Consent of Independent Accountants.

24.        Powers of Attorney. Contained in page 17 of this Annual Report on Form 10-K and incorporated herein by reference.

25-26.     Not applicable.

27.        Financial Data Schedule.

28.        None.

99.        1998 Employee Stock Purchase Plan Annual Report on Form 11-K.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.

    Exhibit numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HEWLETT-PACKARD COMPANY

Date: January 15, 1999

                                By             /s/ D. CRAIG NORDLUND
                                     -----------------------------------------
                                                 D. Craig Nordlund
                                      Associate General Counsel and Secretary

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

                  SIGNATURE                                        TITLE                             DATE
---------------------------------------------  ---------------------------------------------  -------------------


          /s/ RAYMOND W. COOKINGHAM                    Vice President and Controller           January 14, 1999
     -----------------------------------              (Principal Accounting Officer)
            Raymond W. Cookingham

            /s/ PHILIP M. CONDIT                                 Director                      January 14, 1999
     -----------------------------------
              Philip M. Condit

            /s/ PATRICIA C. DUNN                                 Director                      January 14, 1999
     -----------------------------------
              Patricia C. Dunn

           /s/ THOMAS E. EVERHART                                Director                      January 14, 1999
     -----------------------------------
             Thomas E. Everhart

              /s/ JOHN B. FERY                                   Director                      January 14, 1999
     -----------------------------------
                John B. Fery

           /s/ JEAN-PAUL G. GIMON                                Director                      January 14, 1999
     -----------------------------------
             Jean-Paul G. Gimon

                                                                 Director                      January   , 1999
     -----------------------------------
                  Sam Ginn

           /s/ RICHARD A. HACKBORN                               Director                      January 14, 1999
     -----------------------------------
             Richard A. Hackborn

                  SIGNATURE                                        TITLE                             DATE
---------------------------------------------  ---------------------------------------------  -------------------


            /s/ WALTER B. HEWLETT                                Director                      January 14, 1999
     -----------------------------------
              Walter B. Hewlett

          /s/ GEORGE A. KEYWORTH II                              Director                      January 14, 1999
     -----------------------------------
            George A. Keyworth II

            /s/ DAVID M. LAWRENCE                                Director                      January 14, 1999
     -----------------------------------
              David M. Lawrence

              /s/ SUSAN P. ORR                                   Director                      January 14, 1999
     -----------------------------------
                Susan P. Orr

            /s/ DAVID W. PACKARD                                 Director                      January 14, 1999
     -----------------------------------
              David W. Packard

             /s/ LEWIS E. PLATT                           Chairman, President and              January 14, 1999
     -----------------------------------                Chief Executive Officer and
               Lewis E. Platt                     Director (Principal Executive Officer)

            /s/ ROBERT P. WAYMAN                         Executive Vice President              January 14, 1999
     -----------------------------------                Finance and Administration,
              Robert P. Wayman                          Chief Financial Officer and
                                                  Director (Principal Financial Officer)

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------

1.         Not applicable.

2.         None.

3(a).      Registrant's Amended and Restated Articles of Incorporation, which appears as Exhibit 3(a) to
           Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998, which exhibit is incorporated herein by reference.

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

10(d).     Registrant's Officers Early Retirement Plan, amended and restated as of January 1, 1996, and First
           Amendment effective December 1, 1996 to the Officers Early Retirement Plan, which appear as Exhibit
           10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, which exhibit is incorporated herein by reference.*

10(e).     Registrant's 1985 Incentive Compensation Plan, which appear as Exhibit 10(e) to Registrant's Annual
           Report on Form 10-K for the fiscal year ended October 31, 1984, which exhibit is incorporated herein by reference.*

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

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
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

10(s).     Registrant's 1995 Incentive Stock Plan stock option and restricted stock agreements, which appear as
           Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, which exhibit is incorporated herein by reference.*

10(t).     Amendment dated November 21, 1996 adopting amendment to Registrant's 1995 Incentive Stock Plan, 1990
           Incentive Stock Option Plan, 1987 Director Option Plan, 1985 Incentive Compensation Plan, 1979 Incentive
           Stock Option Plan, which appear as Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the
           fiscal year ended October 31, 1996, which exhibit is incorporated herein by reference.*

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

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
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

10(aa).    VeriFone, Inc. Amended and Restated Employee Stock Purchase Plan which appears as exhibit 99.1 to
           Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

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

10(dd).    Registrant's 1999 Variable Pay Plan which appears as Appendix A to Registrant's Proxy Statement dated
           January 12, 1999, which appendix is incorporated herein by reference.*

11.        Statement of computation of per share earnings.

12.        Statement of computation of ratio of earnings to fixed charges.

13.        Pages 31-64 (excluding order data and "Statement of Management Responsibility") and the inside back cover of Registrant's 1998 Annual Report to Stockholders.

14-17.     Not applicable.

18.        None.

19-20.     Not applicable.

21.        Subsidiaries of Registrant as of January 14, 1999.

22.        None.

23.        Consent of Independent Accountants.

24.        Powers of Attorney. Contained in page 17 of this Annual Report on Form 10-K and incorporated herein by reference.

25-26.     Not applicable.

27.        Financial Data Schedule.

28.        None.

99.        1998 Employee Stock Purchase Plan Annual Report on Form 11-K.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.