Form 10-Q
period 1999-01-31
HEWLETT PACKARD CO
filed 1999-02-26
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

  (Mark one)
     ___
    | X |       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended January 31, 1999

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

                                            Yes    X     No
                                                 -----      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at January 31, 1999
  -----------------------------            -------------------------------
  Common Stock, $0.01 par value                 1.015 billion shares

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                     INDEX
                                     -----
                                                                  Page No.
                                                                  --------

  Part I.  Financial Information

   Item 1. Financial Statements.

           Consolidated Condensed Balance Sheet
           January 31, 1999 (Unaudited) and October 31, 1998          2

           Consolidated Condensed Statement of Earnings
           Three months ended January 31, 1999
           and 1998 (Unaudited)                                       3

           Consolidated Condensed Statement of Cash Flows
           Three months ended January 31, 1999 and 1998 (Unaudited)   4

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                5-6

   Item 2. Management's Discussion and Analysis of Financial
           Condition, Results of Operations and Factors That May
           Affect Future Results (Unaudited)                          7-17

   Item 3. Quantitative and Qualitative Disclosures About Market Risk


  Part II. Other Information


   Item 6. Exhibits and Reports on Form 8-K.                          17

           Signature                                                  18

           Exhibit Index                                              19

  Item 1.  Financial Statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
                      ------------------------------------
                (Millions except par value and number of shares)

                                                January 31     October 31
                                                   1999          1998
                                                -----------    ----------
                                                (Unaudited)
       Assets
       ------

  Current assets:
     Cash and cash equivalents                   $ 3,694         $ 4,046
     Short-term investments                            4              21
     Accounts receivable                           5,790           6,232
     Financing receivables                         1,780           1,520
     Inventory                                     6,302           6,184
     Other current assets                          3,370           3,581
                                                 -------          ------
  Total current assets                            20,940          21,584
                                                 -------         -------

  Property, plant and equipment (less accumulated
     depreciation: January 31, 1999 - $6,383;
     October 31, 1998 - $6,212)                    6,139           6,358
  Long-term investments and other assets           5,789           5,731
                                                 -------         -------
                                                 $32,868         $33,673
                                                 =======         =======


        Liabilities and Shareholders' Equity
        ------------------------------------

  Current liabilities:
     Notes payable and short-term borrowings     $ 1,288         $ 1,245
     Accounts payable                              2,835           3,203
     Employee compensation and benefits            1,740           1,768
     Taxes on earnings                             1,903           2,796
     Deferred revenues                             1,605           1,453
     Other accrued liabilities                     3,088           3,008
                                                 -------         -------
       Total current liabilities                  12,459          13,473
                                                 -------         -------

  Long-term debt                                   1,708           2,063
  Other liabilities                                1,191           1,218


  Shareholders' equity:
     Preferred stock, $1 par value; 300,000,000
      shares authorized; none issued                   -               -
     Common stock and capital in excess of $0.01
      par value; 4,800,000,000 shares authorized;
      1,015,339,000 and 1,015,403,000 shares
      issued and outstanding at January 31, 1999
      and October 31, 1998, respectively              64              10
     Retained earnings                            17,446          16,909
                                                 -------         -------
       Total shareholders' equity                 17,510          16,919
                                                 -------         -------
                                                 $32,868         $33,673
                                                 =======         =======

    The accompanying notes are an integral part of these consolidated condensed financial statements.

  <PAGE 2>

                     HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                   --------------------------------------------
                                  (Unaudited)

                      (Millions except per share amounts)

                                                Three months ended
                                                    January 31
                                                ------------------
                                                 1999        1998
                                                 ----        ----
   Net revenue:
      Products                                  $10,116     $10,158
      Services                                    1,821       1,658
                                                -------     -------
                                                 11,937      11,816

   Costs and expenses:
      Cost of products sold and
        services                                  7,984       7,837
      Research and development                      799         803
      Selling, general and
        administrative                            1,955       1,872
                                                -------     -------
                                                 10,738      10,512
                                                -------     -------

   Earnings from operations                       1,199       1,304

   Interest income and other, net                   163          90
   Interest expense                                  47          67
                                                -------     -------
   Earnings before taxes                          1,315       1,327

   Provision for taxes                              355         398
                                                -------     -------
   Net earnings                                 $   960     $   929
                                                =======     =======
   Net earnings per share:
    Basic                                       $  0.95     $  0.89
                                                =======     =======
    Diluted                                     $  0.92     $  0.86
                                                =======     =======

   Cash dividends declared per share            $  0.16     $  0.14
                                                =======     =======
   Average shares used in computing
   basic net earnings per share                   1,011       1,038
                                                =======     =======


   Average shares and equivalents
   used in computing diluted net
   earnings per share                             1,049       1,076
                                                =======     =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

  <PAGE 3>

                     HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  ----------------------------------------------
                                 (Unaudited)

                                  (Millions)
                                                       Three month ended
                                                           January 31
                                                       -----------------
                                                        1999       1998
                                                        ----       ----

  Cash flows from operating activities:
     Net earnings                                      $   960    $   929
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                     420        411
         Deferred taxes on earnings                        350       (108)
         Change in assets and liabilities:
           Accounts and financing receivables              (23)       (64)
           Inventories                                    (119)      (326)
           Accounts payable                               (368)      (210)
           Taxes on earnings                              (890)       495
           Other current assets and liabilities           (100)        34
           Other, net                                       60        (17)
                                                       -------    -------
           Net cash provided by operating activities       290      1,144
                                                       -------    -------

  Cash flows from investing activities:
    Investment in property, plant and equipment           (311)      (450)
    Disposition of property, plant and equipment           178        152
    Purchase of short-term investments                    (475)    (1,605)
    Maturities of short-term investments                   492        925
    Other, net                                              48        (21)
                                                       -------    -------
           Net cash used in investing activities           (68)      (999)

  Cash flows from financing activities:
    Change in notes payable and short-term borrowings      175        462
    Issuance of long-term debt                              28        139
    Payment of long-term debt                             (529)      (446)
    Issuance of common stock under employee stock plans    179         96
    Repurchase of common stock                            (265)      (589)
    Dividends                                             (162)      (146)
                                                        -------    -------
           Net cash used in financing activities          (574)      (484)
                                                        ------     ------

  Decrease in cash and cash equivalents                   (352)      (339)
  Cash and cash equivalents at beginning of period       4,046      3,072
                                                        ------     ------
  Cash and cash equivalents at end of period            $3,694     $2,733
                                                        ======     ======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

  <PAGE 4>

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 (Unaudited)

  1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of January 31, 1999 and October 31, 1998, the results of operations for the three months ended January 31, 1999 and 1998, and the cash flows for the three months ended January 31, 1999 and 1998.

     The results of operations for the three months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Hewlett-Packard Company 1998 Form 10-K.

  2. The Company's basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt.


                                                 Three Months Ended
                                                     January 31
                                                 ------------------
                                                 1999           1998
                                                 ----           ----

   (in millions except
      per share data)
       Numerator:
         Net earnings                           $  960         $  929
         Adjustment for interest
        expense, net of income
           tax effect                                6              6
                                                ------         ------
          Net earnings, adjusted                   966            935

       Denominator:
          Weighted-average shares
           outstanding                           1,011          1,038

       Effect of dilutive
         securities:
          Dilutive options                          27             28

          Convertible zero-coupon
           notes due 2017                           11             10
                                                ------         ------
  Dilutive potential
         common shares                              38             38


  <PAGE 5>


          Weighted-average shares
           and dilutive potential
            common shares                        1,049          1,076

      Basic earnings per share                   $0.95          $0.89

        Diluted earnings per share               $0.92          $0.86


  3. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

  4. Inventory
     (In Millions)
                                             January 31     October 31
                                                1999           1998
                                                ----           ----

        Finished Goods                         $4,327         $4,170
        Purchased parts and fabricated
         assemblies                             1,975          2,014
                                               ------         ------
                                               $6,302         $6,184
                                               ======         ======

  5. The Company paid interest of $99 million and $96 million during the three months ended January 31, 1999 and 1998, respectively. During the same periods, the Company paid income taxes of $871 million and received an income tax refund, net of income taxes paid, of $40 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

  6. In June 1998, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt the standard no later than the first quarter of fiscal 2000 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The statement changes standards for the way that public business enterprises identify and report operating segments in annual and interim financial statements. This statement requires selected information about an enterprise's operating segments and related disclosure about products and services, geographic areas and major customers. The Company expects to report multiple segments when it adopts the standard for fiscal year-end 1999.

  <PAGE 6>

  Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future Results (Unaudited).

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

  RESULTS OF OPERATIONS
  ---------------------

  Net Revenue - Net revenue for the first quarter ended January 31, 1999 was $11.9 billion, an increase of 1 percent from the same period of fiscal 1998. Product sales decreased by less than 1 percent and service revenue grew 10 percent over the corresponding period of fiscal 1998. Net revenue grew 3 percent to $6.8 billion internationally and declined 2 percent to $5.1 billion in the U.S. Currency had no significant impact on the Company's reported net revenue growth for the quarter.

  The first quarter's net revenue growth was principally due to solid demand for the Company's family of DeskJet and LaserJet printers and related supplies, strong demand for the Company's HP Pavilion home personal computers and strong growth in service and support revenue, primarily customer support, outsourcing and financing services. Net revenue growth from these products and services was offset by declines in revenue growth in the Company's measurement businesses, enterprise server products and commercial personal computers. The decline in net revenue in the Company's measurement business was primarily attributable to test and measurement which experienced a 14% decline in net revenue during the first quarter of 1999. Growth in test and measurement net revenue continued to be impacted by economic weakness in Asia as well as the worldwide semiconductor industry slowdown that began in 1998.

  Costs and Expenses - Cost of products sold and services as a percentage of net revenue was 66.9 percent for the first quarter of fiscal 1999, compared to 66.3 percent for the first quarter of fiscal 1998, a 0.6 percentage point increase. The slight increase in the cost of sales percentage was attributed to a number of factors. The effect of lower volumes for the Company's measurement products as well as an overall continued shift in the Company's product sales mix to lower-gross-margin products resulted in an increase in the cost of sales percentage. This increase in the cost of sales ratio was partially offset by operational efficiencies in personal computers, increased volume in printers and lower component costs in some enterprise servers. The Company expects continued variability in the cost of sales trend over time, with an overall upward trend over the long-term, as competitive pricing pressures and mix shifts continue.

  Operating expenses as a percentage of net revenue were 23.1 percent for the first quarter of fiscal 1999, compared to 22.7 percent for the first quarter of fiscal 1998, a 0.4 percentage point increase. Despite the increase in the operating expense percentage, operating expenses grew only 3 percent for the first quarter of fiscal 1999, compared to 15 percent growth experienced in the first quarter of fiscal 1998. The first quarter 1999 increase of 3 percent resulted primarily from higher expenses including the effect of stock appreciation rights. Fluctuations in foreign currency exchange rates had no significant impact on the year-over-year operating expense growth rate.

  <PAGE 7>

  The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

  Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 27 percent for the first quarter of fiscal 1999 compared to 30 percent for the corresponding period in the prior year and 28 percent for the entire fiscal 1998. The annual effective tax rate decreased as a result of changes in the expected geographic mix of the Company's earnings.

  Net Earnings - Net earnings for the first quarter of fiscal 1999 were $960 million, compared to net earnings of $929 million for the first quarter of fiscal 1998. Earnings per share for the first quarter of fiscal 1999 on a diluted basis were 92 cents per share on 1.05 billion weighted-average shares and equivalents, compared to 86 cents per share on an average of
  1.08 billion shares for the first quarter of fiscal 1998. Basic earnings per share for the first quarter of fiscal 1999 were 95 cents per share on an average of 1.01 billion shares, compared to 89 cents per share on an average of 1.04 billion shares for the first quarter of fiscal 1998.

  FINANCIAL CONDITION
  -------------------

  Liquidity and Capital Resources - The Company's financial position continues to be strong, with cash and cash equivalents and short-term investments of $3.7 billion at January 31, 1999, compared with $4.1 billion at October 31, 1998. In addition, other long-term investments of $1.9 billion, relatively low levels of debt compared to assets, and a large equity base continue to contribute to the Company's financial flexibility.

  Cash flows from operating activities were $290 million during the first three months of fiscal 1999, compared to $1.1 billion for the corresponding period of fiscal 1998. The decrease in cash flows from operating activities in fiscal 1999 was attributable primarily to tax payments made in the first quarter of fiscal 1999 and the change in accounts payable, partially offset by increased net earnings and slower growth in accounts and financing receivables and inventory. Inventory as a percentage of net revenue has decreased from 16.0 percent at the end of the first quarter of fiscal 1998 to 13.4 percent at January 31, 1999, due primarily to ongoing progress in supply-chain management. In addition, accounts and financing receivables as a percentage of net revenue decreased from 16.5 percent at January 31, 1998 to 16.0 percent as of January 31, 1999.

  Capital expenditures for the first three months of fiscal 1999 were $311 million, compared to $450 million for the corresponding period in fiscal 1998. The decrease in capital expenditures was due in part to a Company-wide emphasis on reducing non-essential expenditures combined with increased outsourcing of certain production processes and slowing capacity requirements.

  Shares of the Company's common stock are repurchased under a systematic program to manage the dilution created by shares issued under employee stock plans. During July 1998, the Company's Board of Directors authorized a new incremental repurchase program under which up to $2 billion of the Company's common stock can be repurchased in the open market or in private transactions. Under both these plans, during the first quarter ended January 31, 1999, the Company purchased and retired approximately 4.2 million shares for an aggregate price of $265 million. Under the systematic program, during the first quarter ended January 31, 1998, the Company purchased and retired approximately 9.4 million shares for an aggregate price of $589 million.

  <PAGE 8>

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

  <PAGE 9>

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

  Reliance on Third-Party Distribution Channels. The Company continues to expand into third-party distribution channels to accommodate changing customer preferences. As a result, the financial health of wholesale and retail distributors of the Company's products, and the Company's continuing relationships with such distributors, are becoming more important to the Company's success. Some of these companies are thinly capitalized and may be unable to withstand changes in business conditions. The Company's financial results could be adversely affected if the financial condition of certain of these third parties substantially weakens or if the Company's relationship with them deteriorates.

  <PAGE 10>

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

  Derivative Financial Instruments. The Company is also exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar, as well as interest rate risk inherent in the Company's debt, investment and finance receivable portfolio. As more fully described in the notes to the Company's 1998 annual report to shareholders, the Company's risk management strategy utilizes derivative financial instruments, including forwards, swaps and purchased options to hedge certain foreign currency and interest rate exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. The Company does not enter into derivatives for trading purposes.

  The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the hedging contracts and underlying exposures described above. As of January 31, 1999 and 1998, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposures and hedges.

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

  <PAGE 11>

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

  Profit Margin. The profit margins realized by the Company vary somewhat among its products, its customer segments and its geographic markets. Consequently, the overall profitability of the Company's operations in any given period is partially dependent on the product, customer and geographic mix reflected in that period's net sales.

  Year 2000. The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

  The Year 2000 ("Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900. There are two other related issues which could also lead to incorrect calculations or failure, such as (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99, and (ii) the year 2000 is a leap year. Accordingly, some computer hardware and software, including programs embedded within machinery and parts, will need to be modified prior to the year 2000 to remain functional. The Company's Y2K initiatives are focusing primarily on four areas of potential impact: internal information technology (IT) systems; internal non-IT systems and processes, including services and embedded chips (controllers); the Company's products and services, and the readiness of significant third parties with whom the Company has material business relationships. The Company established a Y2K Program Office in 1997 to coordinate these programs across the enterprise and to provide a single point of contact for information about the Company's Y2K programs. The Company's Y2K efforts in these areas are led by the Y2K General Manager who reports directly to the Company's Senior Management.

  The Company expects to implement successfully the systems and programming changes necessary to address Y2K internal IT and non-IT readiness issues and material third party relationships, and based on current estimates, does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. However, the costs of such actions may vary from quarter to quarter. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes. In addition, failure to achieve Y2K readiness for the Company's internal systems could delay its ability to manufacture and ship products and deliver services, disrupt its customer service and technical support facilities, and interrupt customer access to its online products and services. The Company's inability to perform these functions could have an adverse effect on future results of operations or financial condition.

  <PAGE 12>

  Internal IT Systems. - The Company has established a dedicated Y2K IT Internal Readiness Program Organization to oversee the Company's worldwide Y2K internal IT application and infrastructure readiness activities. The Internal Readiness IT Program Organization provides monthly progress reports to the Company's senior management. The Internal Readiness IT Program Organization is charged with raising awareness throughout the Company, developing tools and methodologies for addressing the Y2K issue, monitoring the development and implementation of business and infrastructure plans to bring non-compliant applications into compliance on a timely basis and identifying and assisting in resolving high-risk issues.

  The Company is approaching its Y2K IT internal readiness program in the following four phases: (1) assessment, (2) planning, (3) preparation and
  (4) implementation. The assessment phase involves taking an inventory of the Company's internal IT applications to prioritize risk, identifying failure dates, defining a solution strategy, estimating repair costs and communicating across and within business units regarding the magnitude of the problem and the need to address Y2K issues. The planning phase consists of identifying the tasks necessary to ensure readiness, scheduling remediation plans for applications and infrastructure, and determining resource requirements and allocations. The third phase, preparation, involves readying the development and testing environments, and piloting the remediation process. Implementation, the last phase, consists of executing the Company's plans to fix, test and implement critical applications and associated infrastructure, and putting in place contingency plans for processes that have a high impact on the Company's businesses.

  The Company is targeting its efforts to ensure that its IT applications will be Y2K compliant by July 31, 1999. The assessment, planning and preparation phases have been completed. As of January 31, 1999, the implementation phase is approximately 60 percent complete.

  Internal Non-IT Systems and Processes. - Non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone/PBX systems; fax machines; facilities systems regulating alarms, building access and sprinklers; manufacturing, assembly and distribution equipment; and other miscellaneous systems and processes. Y2K readiness for these internal non-IT systems is the responsibility of the Company's worldwide operating units and their respective functions and operations, e.g., facilities, research and development, manufacturing, distribution, logistics, sales and customer support.

  The Company's Y2K Program Office has developed a comprehensive process to assure all Company operations and global business units use a structured and standardized methodology to organize, plan and implement their Y2K readiness.

  <PAGE 13>

  The Company has also established a Year 2000 Council to coordinate its overall internal readiness and its business continuity planning efforts. It is composed of representatives from the major business units within the Company and the critical corporate and infrastructure functions that support them. The Council is chaired by the Company's Year 2000 General Manager and has initiated a comprehensive program to ensure timely and consistent business continuity planning by all of the Company's business units. The program objective is to assure that substantially all Y2K testing, internal mitigation and remediation activities, and business contingency plans are finalized by July 31, 1999. From July 31, 1999, until November 30, 1999, the company's Y2K internal readiness solutions, contingency plans, crisis management and recovery mechanisms will be further stress-tested to ensure full preparation.

  Product and Customer Readiness. - The Company's newly introduced products are Y2K compliant. However, certain hardware and software products currently installed at customer sites will require upgrade or other remediation. Some of these products are used in critical applications where the impact of non-performance to these customers and other parties could be significant. The Company believes that its customers are responsible for costs to achieve their Y2K compliance. The Company, however, is taking steps to preserve customer satisfaction and brand reputation. In 1997, the Company established a dedicated Y2K Product Compliance Program Office to coordinate the Company's worldwide Y2K product compliance activities. The Product Compliance Program Office is charged with developing and overseeing implementation of plans to identify all standard products delivered since January 1, 1995; to test those products for compliance; to identify an appropriate path to compliance for non-compliant standard products; and to communicate the status and necessary customer action for non-compliant standard products.

  The Company has an internet website dedicated to communicating Y2K issues to a broad customer base. This website includes a product compliance search page that allows customers to look up the status of the Company's products they have installed. In certain areas, the Company is taking additional steps to identify affected customers, raise customer awareness related to non-compliance of certain Company products and assist the customer base to assess their risks. The Company is in the process of implementing plans to accommodate increased levels of customer assistance in the first quarter of fiscal 2000 and currently anticipates that a significant portion of the costs related to such actions would occur in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.

  All of these efforts are coordinated by the HP Year 2000 Products and Customers Board of Directors ("Board"), which is composed of representatives for all of the Company's product and service business units, and which works in conjunction with the Product Compliance Program Office to develop and implement the Company's Year 2000 policies for products and services. The Company's Year 2000 General Manager chairs the Board.

  The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in fiscal 1998 and earlier years and were not broken out from other product engineering costs. Historical Y2K customer satisfaction costs were not material. Future product readiness costs, including those for customer satisfaction, are not anticipated to be material. In addition, while the Company is aware of the potential for legal claims against it and other companies for damages arising from products that are not Y2K compliant, management believes that reasonable customer satisfaction steps are under way so that any such claims against the Company would be without merit.

  <PAGE 14>

  It is unknown how Y2K issues may affect customer spending patterns. As customers focus their attention and capital budgets in the near term on preparing their own businesses for the Year 2000, they may either delay or accelerate purchases of new applications, services and systems from the Company. Many of the Company's products run custom software or connect to other systems or peripheral products that may be adversely affected by operating system or hardware upgrades. Although these factors may increase demand for certain of the Company's products and services, it could also soften the demand for other offerings. As a result, these events may affect the Company's future revenues and revenue patterns.

  Material Third-Party Relationships. - The Company has developed a Y2K process for dealing with its key suppliers, contract manufacturers, distributors, vendors and partners. The process generally involves the following steps: (i) initial supplier survey, (ii) risk assessment and contingency planning, (iii) follow-up supplier reviews and escalation, if necessary, and where relevant, (iv) testing. To date, the Company has received formal responses from all of its critical suppliers. Most of them have responded that they expect to address all their significant Y2K issues on a timely basis. The Company regularly reviews and monitors the suppliers' Y2K readiness plans and performance. Based on the Company's risk assessment, selective on-site reviews may be performed. Risk analysis has been completed with the Company's base of suppliers and contingency plans are now being developed and tested. All testing is targeted to be complete by June 1, 1999. In some cases, to meet Y2K readiness, the Company has replaced suppliers or eliminated suppliers from consideration for new business. The Company has also contracted with multiple transportation companies to provide product delivery alternatives. The Company has also completed substantially all Electronic Data Interchange
  (EDI) migration and testing with its supply base.

  The Company is working to identify and analyze the most reasonably likely worst-case scenarios for third-party relationships affected by Y2K. These scenarios could include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages due to hoarding of products and sub-assemblies and failures of communications and financial systems. Any one of these scenarios could have a major and material effect on the Company's ability to build its products and deliver services to its customers. While the Company has contingency plans in place to address most issues under its control, an infrastructure problem outside of its control or some combination of several of these problems could result in a delay in product shipments depending on the nature and severity of the problems. The Company would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems involving multiple providers could last two to four weeks or more depending on the complexity of the systems and the effectiveness of their contingency plans.

  Although the Company is dedicating substantial resources towards attaining Y2K readiness, there is no assurance it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments; identifies, develops and implements remediation plans believed to be adequate; and develops contingency plans believed to be adequate some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

  <PAGE 15>

  The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Y2K is based on the Company's best estimates given information that is currently available and is subject to change. As the Company continues to progress with its Y2K initiatives, it may discover that actual results will differ materially from these estimates.

  Adoption of the Euro. In 1997, the Company established a dedicated task force to address the issues raised by the introduction of a European single currency (the Euro) for initial implementation as of January 1, 1999 and during the transition period through January 1, 2002. The Company's primary focus has been on the changes needed to deal with a mix of Euro and local denomination transactions from the first day of changeover - January 1, 1999. Since the beginning of the transition period, product prices in local currencies are being converted to Euros as required. At an appropriate point during the transition period, product prices in participating countries will be established and stored in Euros, and converted to local denominations. System changes were implemented to give multi-currency capability to the few internal applications that did not have it yet, or to ensure that external partners facing systems processing euro conversions be compliant with the European council regulations.

  The Company has developed plans to support display and printing of the Euro character by impacted Hewlett-Packard products. Most products are currently able to perform these functions while plans are still in process for a few remaining products. Current information about the impact of the adoption of the Euro on the Company's products and businesses is available at the Hewlett-Packard Euro Web site.

  The Company does not presently expect that introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities or the Company's use of derivative instruments. Management does not expect that the introduction of the Euro will result in any material increase in costs to the Company and all costs associated with the introduction of the Euro will be expensed to operations as incurred.
  While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

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

  <PAGE 16>

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

  A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Factors That May Affect Future Results".


                         PART II.  OTHER INFORMATION
                         ---------------------------


  Item 6. Exhibits and Reports on Form 8-K.

       (a) Exhibits:

           A list of exhibits is set forth in the Exhibit Index found on page 19 of this report.

       (b) Reports on Form 8-K:

           None

  <PAGE 17>

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  SIGNATURE
                                  ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEWLETT-PACKARD COMPANY
                                           (Registrant)



  Dated: February 26, 1999                  By:/s/Robert P. Wayman
                                               --------------------------
                                               Robert P. Wayman
                                               Executive Vice President,
                                               Finance and Administration
                                               (Chief Financial Officer)

 <PAGE 18>

                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                             EXHIBIT INDEX
                             -------------

  Exhibits:

    1.         Not applicable.

    2-4        None.

    5-9.       Not applicable.

    10.        None

    11. See Item 2 in Notes to Consolidated Condensed Financial Statement on Page 4.

    12-14.     Not applicable.

    15.        None.

    16-17.     Not applicable.

    18-19.     None.

    20-21.     Not applicable.

    22-24.     None.

    25-26.     Not applicable.

    27.        Financial Data Schedule.

    28.        Not applicable.

    99.        None.

  <PAGE 19>