Form 10-Q
period 1999-04-30
HEWLETT PACKARD CO
filed 1999-06-11
CIK 47217

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

 (Mark one)
    ___
   | X |       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended April 30, 1999

                                    OR
    ___
   |   |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---
                   OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from            to
                                          ----------    ----------

                       Commission file number:  1-4423

                          HEWLETT-PACKARD COMPANY
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             Delaware                                   94-1081436
 -------------------------------                    -------------------
 (State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                     Identification No.)

 3000 Hanover Street, Palo Alto, California                94304
 ------------------------------------------                -----
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code (650) 857-1501
                                                          --------------

_______________________________________________________________________________
 Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes  X       No
                                                 ---         ---

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at April 30, 1999
 -----------------------------                -----------------------------
 Common Stock, $0.01 par value                     1.013 billion shares




                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                       INDEX
                                       -----
                                                                  Page No.
                                                                  --------

 Part I.  Financial Information

  Item 1. Financial Statements.

          Consolidated Condensed Balance Sheet
          April 30, 1999 (Unaudited) and October 31, 1998            3

          Consolidated Condensed Statement of Earnings
          Three and six months ended April 30, 1999
          and 1998 (Unaudited)                                       4

          Consolidated Condensed Statement of Cash Flows
          Six months ended April 30, 1999 and 1998 (Unaudited)       5

          Notes to Consolidated Condensed Financial Statements
          (Unaudited)                                                6-8

  Item 2. Management's Discussion and Analysis of Financial          8-20
          Condition, Results of Operations and Factors That May
          Affect Future Results (Unaudited)

  Item 3. Quantitative and Qualitative Disclosures About Market      20
          Risk


 Part II. Other Information                                          20


  Item 6. Exhibits and Reports on Form 8-K.                          20

          Signature                                                  21

          Exhibit Index                                              22



 Item 1.  Financial Statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEET
                    ------------------------------------

              (Millions except par value and number of shares)

                                                   April 30       October 31
                                                     1999            1998
                                                 ------------    ------------
                                                  (Unaudited)
      Assets
      ------

 Current assets:
   Cash and cash equivalents                        $ 4,894         $ 4,046
   Short-term investments                               101              21
   Accounts receivable                                5,919           6,232
   Financing receivables                              1,818           1,520
   Inventory                                          6,310           6,184
   Other current assets                               3,187           3,581
                                                    -------         -------
     Total current assets                            22,229          21,584
                                                    -------         -------

 Property, plant and equipment (less accumulated
   depreciation: April 30, 1999 - $6,622;
   October 31, 1998 - $6,212)                         5,990           6,358
 Long-term investments and other assets               5,800           5,731
                                                    -------         -------
                                                    $34,019         $33,673
                                                    =======         =======

      Liabilities and Shareholders' Equity
      ------------------------------------

 Current liabilities:
   Notes payable and short-term borrowings          $ 1,380         $ 1,245
   Accounts payable                                   3,124           3,203
   Employee compensation and benefits                 1,789           1,768
   Taxes on earnings                                  1,882           2,796
   Deferred revenues                                  1,593           1,453
   Other accrued liabilities                          3,107           3,008
                                                    -------         -------
     Total current liabilities                       12,875          13,473
                                                    -------         -------

 Long-term debt                                       1,730           2,063
 Other liabilities                                    1,216           1,218

 Shareholders' equity:
   Preferred stock, $0.01 par value; 300,000,000
    shares authorized; none issued                        -               -
   Common stock and capital in excess of $0.01
    par value; 4,800,000,000 shares authorized;
    1,013,404,000 and 1,015,403,000 shares
    issued and outstanding at April 30, 1999
    and October 31, 1998, respectively                   10              10
   Retained earnings                                 18,188          16,909
                                                    -------         -------
      Total shareholders' equity                     18,198          16,919
                                                    -------         -------
                                                    $34,019         $33,673
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



                 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
               --------------------------------------------
                               (Unaudited)

                     (Millions except per share amounts)

                                  Three months ended       Six months ended
                                       April 30                April 30
                                 -------------------      -----------------
                                  1999        1998         1999       1998

 Net revenue:
   Products                     $10,557     $10,338      $20,673    $20,496
   Services                       1,862       1,702        3,683      3,360
                                -------     -------      -------    -------
                                 12,419      12,040       24,356     23,856
 Costs and expenses:
   Cost of products sold and
     services                     8,327       8,224       16,311     16,061
   Research and development         873         880        1,672      1,683
   Selling, general and
     administrative               2,110       2,064        4,065      3,936
                                -------     -------      -------    -------
                                 11,310      11,168       22,048     21,680
                                -------     -------      -------    -------

 Earnings from operations         1,109         872        2,308      2,176

 Interest income and other, net     193         134          356        224
 Interest expense                    44          59           91        126
                                -------     -------      -------    -------

 Earnings before taxes            1,258         947        2,573      2,274

 Provision for taxes                340         262          695        660
                                -------     -------      -------    -------
 Net earnings                   $   918     $   685      $ 1,878    $ 1,614
                                =======     =======      =======    =======

 Net earnings per share:
  Basic                         $  0.91     $  0.66      $  1.86    $  1.55
                                =======     =======      =======    =======

  Diluted                       $  0.88     $  0.65      $  1.80    $  1.51
                                =======     =======      =======    =======

 Cash dividends declared
   per share                    $    --     $    --      $  0.32    $  0.28
                                =======     =======      =======    =======

 Average shares used in
 computing basic net
 earnings per share               1,010       1,039        1,010      1,039
                                =======     =======      =======    =======



 Average shares and equivalents
 used in computing diluted net
 earnings per share               1,051       1,078        1,050      1,077
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



                     HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  ----------------------------------------------
                                  (Unaudited)

                                  (Millions)
                                                        Six months ended
                                                            April 30
                                                      --------------------
                                                        1999       1998
                                                        ----       ----

  Cash flows from operating activities:
     Net earnings                                       $1,878     $1,614
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Depreciation and amortization                     856        869
         Deferred taxes on earnings                        263       (160)
         Change in assets and liabilities:
           Accounts and financing receivables             (235)      (225)
           Inventories                                    (127)        72
           Accounts payable                                (79)      (118)
           Taxes on earnings                              (894)       278
           Other current assets and liabilities            364        382
           Other, net                                       17        137
                                                        -------    -------
           Net cash provided by operating activities     2,043      2,849
                                                        -------    -------

  Cash flows from investing activities:
    Investment in property, plant and equipment           (626)      (986)
    Disposition of property, plant and equipment           253        202
    Purchase of short-term investments                    (713)    (1,962)
    Maturities of short-term investments                   726      2,829
    Other, net                                              75         (7)
                                                        -------    -------
           Net cash provided by (used in) investing
           activities                                     (285)        76
                                                        -------    -------
  Cash flows from financing activities:
    Change in notes payable and short-term borrowings      173       (378)
    Issuance of long-term debt                             227        150
    Payment of long-term debt                             (531)      (539)
    Issuance of common stock under employee stock plans    330        242
    Repurchase of common stock                            (728)      (778)
    Dividends                                             (325)      (291)
    Other, net                                             (56)       (16)
                                                        -------    -------
           Net cash used in financing activities          (910)    (1,610)
                                                        ------    -------

  Increase in cash and cash equivalents                    848      1,315
  Cash and cash equivalents at beginning of period       4,046      3,072
                                                        -------    -------

  Cash and cash equivalents at end of period            $4,894     $4,387
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



                     HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               ----------------------------------------------------
                                (Unaudited)

 1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of April 30, 1999 and October 31, 1998, the results of operations for the three and six months ended April 30, 1999 and 1998, and the cash flows for the six months ended April 30, 1999 and 1998.

     The results of operations for the three and six months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Hewlett-Packard Company 1998 Form 10-K.

 2. The Company's basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt.


                                  Three months ended       Six months ended
                                       April 30                April 30
                                  ------------------       ----------------
                                  1999        1998         1999       1998
                                  ----        ----         ----       ----

 (in millions except
    per share data)
     Numerator:
       Net earnings             $  918      $  685       $1,878     $1,614
       Adjustment for interest
        expense, net of income
        tax effect                   4           6           11         12

       Net earnings, adjusted      922         691        1,889      1,626

     Denominator:
       Weighted-average shares
        outstanding              1,010       1,039        1,010      1,039

     Effect of dilutive
      securities:
       Dilutive options             30          29           29         28

       Convertible zero-coupon
        notes due 2017              11          10           11         10
                                 -----       -----        -----      -----
     Dilutive potential
      common shares                 41          39           40         38

 Weighted-average shares
    and dilutive potential
    common shares                1,051       1,078        1,050      1,077

 Basic earnings per share        $0.91       $0.66        $1.86      $1.55

 Diluted earnings per share      $0.88       $0.65        $1.80      $1.51


 3. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

 4.  Inventory
     (In Millions)
                                             April 30     October 31
                                               1999          1998
                                               ----          ----

       Finished Goods                         $4,186        $4,170
       Purchased parts and fabricated
        assemblies                             2,124         2,014
                                              ------        ------
                                              $6,310        $6,184
                                              ======        ======

 5. The Company paid interest of $121 million and $127 million during the six months ended April 30, 1999 and 1998, respectively. During the same periods, the Company paid income taxes of $1,102 million and $439 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

 6. In June 1998, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. In May 1999, FASB approved a proposal to defer its effective date to fiscal years beginning after June 15, 2000. At this time, the Company is evaluating when to adopt the standard and is in the process of determining the impact that adoption will have on its consolidated financial statements.

     In July 1997, the Financial Accounting Standards Board (FASB) Emerging Issues Task force (EITF) reached a final consensus on Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights." This consensus precludes investors from consolidating majority-owned investees when a minority shareholder or shareholders hold substantive participating rights, which, individually or in the aggregate, would allow such minority shareholders to participate in significant decisions made in the ordinary course of business. The Company has followed the guidance in EITF 96-16 with respect to all investments made after July 24, 1997. This standard has no impact on the Company's financial statements.

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

 7. On March 2, 1999, the Company announced its plans to launch a new company ("Newco") consisting of its test-and-measurement, semiconductor products, chemical-analysis and medical businesses. The Company is considering an initial public offering for approximately 15 percent of the shares in Newco. Subsequent to the initial public offering, the Company would distribute to its shareholders the remaining 85 percent of the shares of Newco's common stock held by the Company. The transaction is expected to be tax free to the Company and to its shareholders. The completion of the realignment is expected in fiscal 2000 and is contingent upon receiving certain tax and regulatory approvals and market conditions.

     The full impact of the realignment on the Company's financial position, results of operations and cash flows cannot be predicted at this time. However, certain incremental expenses are expected to be incurred in future periods as decisions are made regarding the realignment.

 8. On May 20, 1999, the Company's Board of Directors authorized the future repurchase of an additional $1 billion of the Company's common stock under the systematic program used to manage the dilution created by shares issued under employee stock purchase plans. The Board of Directors also authorized the repurchase of an additional $1 billion of the Company's common stock in the open market or in private transactions under the Company's separate incremental plan. Including the additional authorizations, the remaining future repurchases in the systematic program and the separate incremental plan are $1.7 billion and $1.6 billion, respectively.


 Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future Results (Unaudited).



                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

 RESULTS OF OPERATIONS
 ---------------------

 Realignment. On March 2, 1999, the Company announced its plans to launch a new company ("Newco") consisting of its test-and-measurement, semiconductor products, chemical-analysis and medical businesses. The Company is considering an initial public offering for approximately 15 percent of the shares in Newco. Subsequent to the initial public offering, the Company would distribute to its shareholders the remaining 85 percent of the shares of Newco's common stock held by the Company. The transaction is expected to be tax free to the Company and to its shareholders. The completion of the realignment is expected in fiscal 2000 and is contingent upon receiving certain tax and regulatory approvals and market conditions.

 The full impact of the realignment on the Company's financial position, results of operations and cash flows cannot be predicted at this time. However, certain incremental expenses are expected to be incurred in future periods as decisions are made regarding the realignment.

 Net Revenue. Net revenue for the second quarter ended April 30, 1999 was $12.4 billion, an increase of 3 percent from the same period of fiscal 1998. Product sales increased 2 percent and service revenue grew 9 percent over the corresponding period of fiscal 1998. Net revenue grew 4 percent to $7.0 billion internationally and 2 percent to $5.4 billion in the U.S.

 For the first half of 1999, net revenue was $24.4 billion, an increase of 2 percent over the first half of fiscal 1998. Product sales increased 1 percent and service revenue grew 10 percent over the corresponding period of fiscal 1998. Net revenue grew 4 percent to $13.8 billion internationally and was flat at $10.6 billion in the U.S. Currency had no significant impact on the Company's reported net revenue growth for the second quarter or the first half ended April 30, 1999.

 The second quarter's and the first half of 1999's net revenue growth was principally due to solid demand for the Company's LaserJet and inkjet printers, especially color LaserJets and personal inkjets, and related supplies. There was also strong demand for the Company's home personal computers, PC servers and information storage products. The strong growth in unit shipments of the Company's computers and printers was partially offset by competitive actions designed to increase or maintain market share which contributed to declines in the average selling prices for many of these products. Net service revenue growth was driven by strong growth in service and support revenue, primarily customer support, outsourcing and financing services.

 In addition, net revenue growth from products and services was further offset by declines in revenue growth in the Company's enterprise server products, test and measurement business and commercial personal computers. The decline in enterprise server products is primarily due to a major product transition in the midrange UNIX server product class. Test and measurement products experienced a 13% decrease in the first half of 1999. The decline in test and measurement net revenue in the first half of 1999 was impacted by economic weakness in Asia, declines in electronic general purpose instruments, as well as the worldwide semiconductor industry slowdown that began in mid-1998.

 The Company anticipates that the rate of revenue growth for the second half of 1999 will increase compared to the first half of 1999 reflecting the strong order growth in the second quarter and in comparison to a weak revenue base reported in the second half of 1998.

 Costs and Expenses. Cost of products sold and services as a percentage of net revenue was 67.1 percent for the second quarter and 67.0 percent for the first half of fiscal 1999, compared to 68.3 percent for the second quarter and 67.3 percent for the first half of fiscal 1998. Cost of sales for the second quarter of 1998 was impacted by special charges primarily for the consolidation of inkjet manufacturing operations. Without these charges, cost of sales for the second quarter and first half of 1998 would have been
 67.6 percent and 67.0 percent, respectively. The small decrease in the cost of sales percentage for the second quarter and first half of 1999 was attributable to several factors. Operational efficiencies in personal computers and in some measurement products as well as increased volume in printer supplies resulted in a decrease to cost of sales. This decrease was offset by the overall continued shift in the Company's product sales mix to lower gross margin products. The Company expects continued variability in the cost of sales trend over time, with an overall upward trend over the long-term, as competitive pricing pressures and mix shifts continue.

 Operating Expenses.  Operating expenses as a percentage of net revenue were
 24.0 percent for the second quarter and 23.5 percent for the first half of fiscal 1999, compared to 24.5 percent for the second quarter and 23.6 percent for the first half of fiscal 1998. Year-over-year growth in operating expenses was 1 percent for the second quarter and 2 percent for the first half of 1999. The increase in operating expenses reflects the Company's increased marketing expenses incurred to support new product introductions in several businesses and promotions relating to e-services. Increased employment to generate growth in LaserJet and enterprise storage products also contributed to the increase. Fluctuations in foreign currency exchange rates had no significant impact on the operating growth rate for the second quarter or first half of 1999.

 The Company continues to focus on controlling the rate of growth of operating expense ratios and optimization of manufacturing processes in order to improve profitability. However, the Company anticipates that there will be upward pressure on operating expenses in the second half of 1999 related to normal operations. In addition, the Company expects to start incurring significant expense impacts from implementing and supporting the realignment, including costs to create two corporate infrastructures, additional incentive and retention costs, consulting, accounting and legal fees, and brand development costs for the new company. These incremental costs could exceed $200 million in the second half of the year.

 Provision for Taxes. The provision for taxes as a percentage of earnings before taxes was 27 percent for the second quarter and for the first half of fiscal 1999 compared to 28 percent for the second quarter and 29 percent for the first half of fiscal 1998. The annual effective tax rate decreased to 27 percent in the first quarter of fiscal 1999 as a result of changes in the expected geographic mix of the Company's earnings.

 Net Earnings. Net earnings for the second quarter of fiscal 1999 were $918 million compared to net earnings of $685 million for the second quarter of fiscal 1998. For the six months ended April 30, 1999, net earnings were $1.9 billion compared to net earnings of $1.6 billion for the first half of 1998. Earnings per share for the second quarter and first half of fiscal 1999 on a diluted basis were 88 cents and $1.80 per share, respectively, on
 1.05 billion weighted average shares and equivalents, compared to 65 cents and $1.51 per share on 1.08 billion weighted average shares for the second quarter and first half of fiscal 1998.


 FINANCIAL CONDITION
 -------------------

 Liquidity and Capital Resources. The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $5.0 billion at April 30, 1999, compared with $4.1 billion at October 31, 1998. In addition, other long-term investments, relatively low levels of debt compared to assets, and a large equity base contribute to the Company's financial flexibility.

 Cash flows from operating activities were $2.0 billion during the first six months of fiscal 1999, compared to $2.8 billion for the corresponding period of fiscal 1998. The decrease in cash flows from operating activities in fiscal 1999 was attributable primarily to tax payments made in the first half of fiscal 1999, partially offset by increased net earnings and decreases in deferred taxes on earnings. Inventory as a percentage of net revenue declined to 13.3 percent at April 30, 1999 from 14.5 percent in the corresponding prior period. The decline in the ratio is attributable to continued progress in supply-chain management. Overall, there was a slight increase in accounts and financing receivables as a percentage of net revenue, from 15.9 percent in the prior period to 16.3 percent as of April 30, 1999. Financing receivables increased 20 percent during the first six months of fiscal 1999. Growth in the Company's sales-type leasing business contributed to this increase.

 Capital expenditures for the first six months of fiscal 1999 were $626 million, compared to $986 million for the corresponding period in fiscal 1998. The decrease in capital expenditures was due in part to a Company-wide emphasis on reducing non-essential expenditures combined with increased outsourcing of certain production processes and slowing capacity requirements.

 The changes in short-term borrowing activities during the first six months of fiscal 1999 compared to the same period in fiscal 1998 resulted from increases in the use of short-term borrowings in fiscal 1999. In 1998, net receipts from maturities of short-term investments were used to pay down both short- and long-term debt.

 Shares of the Company's common stock are repurchased under a systematic program to manage the dilution created by shares issued under employee stock plans. During July 1998, the Company's Board of Directors authorized an additional incremental repurchase program under which up to $2 billion of the Company's common stock can be repurchased in the open market or in private transactions. Under both these plans, during the six months ended April 30, 1999, the Company purchased and retired approximately 10.9 million shares for an aggregate price of $728 million. During the six months ended April 30, 1998, the Company purchased and retired approximately 12.4 million shares for an aggregate price of $778 million.

 On May 20, 1999, the Company's Board of Directors authorized the future repurchase of an additional $1 billion of the Company's common stock under the systematic program used to manage the dilution created by shares issued under employee stock purchase plans. The Board of Directors also authorized the repurchase of an additional $1 billion of the Company's common stock in the open market or in private transactions under the Company's separate incremental plan. Including the additional authorizations, the remaining future repurchases in the systematic program and the separate incremental plan are $1.7 billion and $1.6 billion, respectively.


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

 New Product Introductions. The Company's future operating results may be adversely affected if the Company is unable to continue to develop, manufacture and market innovative products and services rapidly that meet customer requirements for performance and reliability. The process of developing new high technology products and solutions is inherently complex and uncertain. It requires accurate anticipation of customer's changing needs and emerging technological trends. The Company consequently must make long-term investments and commit significant resources before knowing whether its predictions will eventually result in products that achieve market acceptance. After a product is developed, the Company must quickly manufacture sufficient volumes at acceptable costs. This is a process that requires accurate forecasting of volumes, mix of products and configurations. Moreover, the supply and timing of a new product or service must match customers' demand and timing for the particular product or service. Given the wide variety of systems, products and services the Company offers, the process of planning production and managing inventory levels becomes increasingly difficult.

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

 The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the hedging contracts and underlying exposures described above. As of April 30, 1999 and 1998, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposures and hedges.

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

 The costs associated with the Company's IT internal readiness actions are a combination of incremental external spending and use of existing internal resources. The Company estimates that over the life of its IT internal readiness effort, it will have spent a total of approximately $250 million over a multi-year period. The Company expects to implement successfully the systems and programming changes necessary to address Y2K internal IT and non-IT readiness issues and material third party relationships, and based on current estimates, does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. However, the costs of such actions may vary from quarter to quarter. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes. In addition, failure to achieve Y2K readiness for the Company's internal systems could delay its ability to manufacture and ship products and deliver services, disrupt its customer service and technical support facilities, and interrupt customer access to its online products and services. The Company's inability to perform these functions could have an adverse effect on future results of operations or financial condition.

 Internal IT Systems. The Company has established a dedicated Y2K IT Internal Readiness Program Organization to oversee the Company's worldwide Y2K internal IT application and infrastructure readiness activities. The Internal Readiness IT Program Organization provides monthly progress reports to the Company's senior management. The Internal Readiness IT Program Organization is charged with raising awareness throughout the Company, developing tools and methodologies for addressing the Y2K issue, monitoring the development and implementation of business and infrastructure plans to bring non-compliant applications into compliance on a timely basis and identifying and assisting in resolving high-risk issues.

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

 The Company is targeting its efforts to ensure that its critical IT applications will be Y2K compliant by July 31, 1999. The assessment, planning and preparation phases have been completed. As of April 30, 1999, the implementation phase is approximately 75 percent complete.

 Internal Non-IT Systems and Processes. Non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone/PBX systems; fax machines; facilities systems regulating alarms, building access and sprinklers; manufacturing, assembly and distribution equipment; and other miscellaneous systems and processes. Y2K readiness for these internal non-IT systems is the responsibility of the Company's worldwide operating units and their respective functions and operations, e.g., facilities, research and development, manufacturing, distribution, logistics, sales and customer support.

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

 Product and Customer Readiness. The Company's newly introduced products are Y2K compliant. However, certain hardware and software products currently installed at customer sites will require upgrade or other remediation. Some of these products are used in critical applications where the impact of non-performance to these customers and other parties could be significant. While the Company believes its customers are responsible for the Y2K readiness of their IT and business environments, the Company is taking significant steps to enable customers to achieve their readiness goals, thereby preserving customer satisfaction and brand reputation. In 1997, the Company established a dedicated Y2K Product Compliance Program Office to coordinate the Company's worldwide Y2K product compliance activities. The Product Compliance Program Office is charged with developing and overseeing implementation of plans to identify all standard products delivered since January 1, 1995; to test those products for compliance; to identify an appropriate path to compliance for non-compliant standard products; and to communicate the status and necessary customer action for non-compliant standard products.

 The Company has an internet website dedicated to communicating Y2K issues to a broad customer base. This website includes a product compliance search page that allows customers to look up the status of the Company's products they have installed. In certain areas, the Company is taking additional steps to identify affected customers, raise customer awareness related to non-compliance of certain Company products and help customers to assess their risks. The Company is in the process of implementing plans to accommodate increased levels of customer assistance in the first half of fiscal 2000 and currently anticipates that a significant portion of the costs related to such actions would occur in the fourth quarter of fiscal 1999 and the first half of fiscal 2000.

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

 The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in fiscal 1998 and earlier years and were not broken out from other product engineering costs. Historical Y2K customer satisfaction costs were not material. Future product readiness costs, including those for customer satisfaction, are not anticipated to be material. The Company is aware of the potential for legal claims against it and other companies for damages arising from products that are not Y2K compliant, management believes that reasonable communication and customer satisfaction steps are under way so that any such claims against the Company would be without merit or would not otherwise result in material liability for the Company.

 It is unknown how Y2K issues may affect customer spending patterns. As customers focus their attention and capital budgets in the near term on preparing their own businesses for the Year 2000, they may either delay or accelerate purchases of new applications, services and systems from the Company. Many of the Company's products run custom software or connect to other systems or peripheral products that may be adversely affected by operating system or hardware upgrades. Although it is possible that these factors may increase demand for certain of the Company's products and services, the increase may be offset by the softening in demand for other offerings. As a result, these events may affect the Company's future revenues and revenue patterns.

 Material Third-Party Relationships. The Company has developed a Y2K process for dealing with its key suppliers, contract manufacturers, distributors, vendors and partners. The process generally involves the following steps:
 (i) initial supplier survey, (ii) risk assessment and contingency planning,
 (iii) follow-up supplier reviews and escalation, if necessary, and where relevant, (iv) testing. To date, the Company has received formal responses from all of its critical suppliers. Most of them have responded that they expect to address all their significant Y2K issues on a timely basis. The Company regularly reviews and monitors the suppliers' Y2K readiness plans and performance. Based on the Company's risk assessment, selective on-site reviews have been performed. Risk analysis has been completed with the Company's base of suppliers and contingency plans are now being developed and tested. All critical surveys and testing efforts have been completed by June 1, 1999. In some cases, to meet Y2K readiness, the Company has replaced suppliers or eliminated suppliers from consideration for new business. Where efforts to work with critical suppliers have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, or in certain situations includes a planned increase in the level of inventory held (e.g., in the case of sole sources). The Company has also contracted with multiple transportation companies to provide product delivery alternatives. The Company has also completed substantially all Electronic Data Interchange (EDI) migration and testing with its supply base.

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

 Although the Company is dedicating substantial resources towards attaining Y2K readiness, there is no assurance it will be successful in its efforts to identify and address all Y2K issues. Even if the Company acts in a timely manner to complete all of its assessments; identifies, develops and implements remediation plans believed to be adequate; and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

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

 The Company has developed plans to support display and printing of the Euro character by impacted Hewlett-Packard products. Substantially all products are currently able to perform these functions. Current information about the impact of the adoption of the Euro on the Company's products and businesses is available at the Hewlett-Packard Euro Web site.

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

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

 A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Factors That May Affect Future Results."


                        PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

          A list of exhibits is set forth in the Exhibit Index found on page 21 of this report.

      (b) Reports on Form 8-K:

          Report on Form 8-K filed March 2, 1999 with respect to Hewlett-Packard Company's announcement that its Board of Directors approved plans to pursue a strategic realignment to create two independent companies.



                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                 SIGNATURE
                                 ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEWLETT-PACKARD COMPANY
                                          (Registrant)



 Dated: June 11, 1999                      By:/s/Robert P. Wayman
                                              --------------------------
                                              Robert P. Wayman
                                              Executive Vice President,
                                              Finance and Administration
                                              (Chief Financial Officer)




                  HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                             EXHIBIT INDEX
                             -------------

 Exhibits:

   1.         Not applicable.

   2-4        None.

   5-9.       Not applicable.

   10.        None

   11. See Item 2 in Notes to Consolidated Condensed Financial Statement on Page 6.

   12-14.     Not applicable.

   15.        None.

   16-17.     Not applicable.

   18-19.     None.

   20-21.     Not applicable.

   22-24.     None.

   25-26.     Not applicable.

   27.        Financial Data Schedule.

   28.        Not applicable.

   99.        None.