Form 10-Q
period 1999-07-31
HEWLETT PACKARD CO
filed 1999-09-20
CIK 47217

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended July 31, 1999

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

______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes  X       No
                                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at July 31, 1999
-----------------------------               ----------------------------
Common Stock, $0.01 par value                    1.019 billion shares

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                     INDEX
                                     -----
                                                               Page No.
                                                               --------
Part I.  Financial Information

 Item 1. Financial Statements.

         Consolidated Condensed Balance Sheet
         July 31, 1999 (Unaudited) and October 31, 1998            3

         Consolidated Condensed Statement of Earnings
         Three and nine months ended July 31, 1999
         and 1998 (Unaudited)                                      4

         Consolidated Condensed Statement of Cash Flows
         Nine months ended July 31, 1999 and 1998 (Unaudited)      5

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)                                               6-8

 Item 2. Management's Discussion and Analysis of Financial
         Condition, Results of Operations and Factors That May
         Affect Future Results (Unaudited)                         8-20

 Item 3. Quantitative and Qualitative Disclosures About Market
         Risk                                                      21


Part II  Other Information                                         21


 Item 6. Exhibits and Reports on Form 8-K.                         21

         Signature                                                 22

         Exhibit Index                                             23

Item 1.  Financial Statements.

                HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEET
                  ------------------------------------

            (Millions except par value and number of shares)


                                                     July 31          October 31
                                                      1999               1998
                                                   ----------         ----------
                                                   (Unaudited)
   Assets
   ------

Current assets:
   Cash and cash equivalents                       $    6,052         $    4,046
   Short-term investments                                  54                 21
   Accounts receivable                                  4,880              5,104
   Financing receivables                                1,886              1,494
   Inventory                                            5,040              4,699
   Other current assets                                 2,773              3,143
                                                   ----------         ----------
     Total current assets                              20,685             18,507
                                                   ----------         ----------
Property, plant and equipment (less accumulated
   depreciation: July 31, 1999 - $4,476;
   October 31, 1998 - $4,160)                           4,497              4,877
Long-term investments and other assets                  5,466              5,240

Net assets of discontinued operations                   3,422              3,084
                                                   ----------         ----------
                                                   $   34,070         $   31,708
                                                   ==========         ==========

   Liabilities and Stockholders' Equity
   ------------------------------------

Current liabilities:
   Notes payable and short-term borrowings         $    2,366         $    1,245
   Accounts payable                                     2,986              2,768
   Employee compensation and benefits                   1,162              1,195
   Taxes on earnings                                    1,425              2,796
   Deferred revenues                                    1,409              1,248
   Other accrued liabilities                            3,001              2,622
                                                   ----------         ----------
     Total current liabilities                         12,349             11,874
                                                   ----------         ----------
Long-term debt                                          1,824              2,063
Other liabilities                                         888                852

Stockholders' equity:
 Preferred stock, $0.01 par value; 300,000,000
  shares authorized; none issued                            -                  -
 Common stock, $0.01 par value;
   4,800,000,000 shares authorized;
   1,018,876,000 and 1,015,403,000 shares
   issued and outstanding at July 31, 1999
   and October 31, 1998, respectively                      10                 10
 Common stock in excess of par value                      284                  -
 Retained earnings                                     18,715             16,909
                                                   ----------         ----------
     Total stockholders' equity                        19,009             16,919
                                                   ----------         ----------
                                                   $   34,070         $   31,708
                                                   ==========         ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                 --------------------------------------------
                                  (Unaudited)

                      (Millions except per share amounts)


                                              Three months ended           Nine months ended
                                                   July 31                      July 31
                                            ----------------------       ----------------------
                                               1999          1998         1999           1998

Net revenue:
  Products                                   $ 8,697       $ 7,717       $26,374        $24,879
  Services                                     1,621         1,465         4,634          4,244
                                             -------       -------       -------        -------
                                              10,318         9,182        31,008         29,123
Costs and expenses:
  Cost of products sold and
   services                                    7,251         6,507        21,618         20,506
  Research and development                       619           585         1,828          1,776
  Selling, general and
   administrative                              1,661         1,417         4,783          4,369
                                             -------       -------       -------        -------
                                               9,531         8,509        28,229         26,651
                                             -------       -------       -------        -------

Earnings from operations                         787           673         2,779          2,472

Interest income and other, net                   204           155           547            392
Interest expense                                  45            54           137            180
                                             -------       -------       -------        -------
Earnings from continuing
  operations before taxes                        946           774         3,189          2,684

Provision for taxes                              250           220           845            765
                                             -------       -------       -------        -------
Net earnings from
  continuing operations                          696           554         2,344          1,919
                                             -------       -------       -------        -------
Discontinued Operations:
  Earnings from discontinued
  operations, net of taxes                       157            67           387            316
                                             -------       -------       -------        -------
Net earnings                                 $   853       $   621       $ 2,731        $ 2,235
                                             =======       =======       =======        =======

Basic net earnings per share:
 Continuing operations                       $  0.69       $  0.53       $  2.32        $  1.84
 Discontinued operations                        0.15          0.07          0.38           0.31
                                             -------       -------       -------        -------
                                             $  0.84       $  0.60       $  2.70        $  2.15
                                             =======       =======       =======        =======

Diluted net earnings per share:
 Continuing operations                       $  0.66       $  0.52       $  2.24        $  1.79
 Discontinued operations                        0.15          0.06          0.37           0.30
                                             -------       -------       -------        -------
                                             $  0.81       $  0.58       $  2.61        $  2.09
                                             =======       =======       =======        =======

Cash dividends declared
  per share                                  $  0.32       $  0.32       $  0.64        $  0.60
                                             =======       =======       =======        =======

Average shares used in
  computing basic net
  earnings per share                           1,010         1,035         1,011          1,039
                                             =======       =======       =======        =======

Average shares and equivalents
  used in computing diluted net
  earnings per share                           1,056         1,076         1,054          1,081
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

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)

                                  (Millions)

                                                             Nine months ended
                                                                   July 31
                                                        ----------------------------
                                                           1999               1998
                                                        ---------          ---------
Cash flows from operating activities:
   Net earnings from continuing operations               $  2,344           $  1,919
   Adjustments to reconcile net earnings from
    continuing operations to net cash provided
    by operating activities:
       Depreciation and amortization                          965                975
       Deferred taxes on earnings                             583               (173)
       Change in assets and liabilities:
         Accounts and financing receivables                  (467)              (193)
         Inventory                                           (348)               180
         Accounts payable                                     220               (264)
         Taxes on earnings                                 (1,333)               370
         Other current assets and liabilities                 162                108
       Other, net                                             230                161
                                                        ---------          ---------
          Net cash provided by operating activities         2,356              3,083
                                                        ---------          ---------

Cash flows from investing activities:
   Investment in property, plant and equipment               (757)            (1,199)
   Disposition of property, plant and equipment               307                216
   Purchase of short-term investments                        (901)            (2,750)
   Maturities of short-term investments                       965              4,086
   Other, net                                                (101)               (65)
                                                        ---------          ---------
          Net cash provided by (used in) investing
          activities                                         (487)               288
                                                        ---------          ---------

Cash flows from financing activities:
   Increase in notes payable and short-term borrowings      1,528                290
   Issuance of long-term debt                                 245                206
   Payment of long-term debt                                 (854)              (569)
   Issuance of common stock under employee stock plans        548                369
   Repurchase of common stock                                (891)            (1,121)
   Dividends                                                 (488)              (457)
   Other, net                                                   -                  1
                                                        ---------          ---------
          Net cash provided by (used in)
          financing activities                                 88             (1,281)
                                                        ---------          ---------

Net cash provided by discontinued operations                   49                149
                                                        ---------          ---------
Increase in cash and cash equivalents                       2,006              2,239
Cash and cash equivalents at beginning of period            4,046              3,072
                                                        ---------          ---------
Cash and cash equivalents at end of period               $  6,052           $  5,311
                                                        =========          =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (Unaudited)

1. In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of July 31, 1999 and October 31, 1998, the results of operations for the three and nine months ended July 31, 1999 and 1998, and the cash flows for the nine months ended July 31, 1999 and 1998.

     The results of operations for the three and nine months ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements and notes thereto included in the Hewlett-Packard Company 1998 annual report on Form 10-K.

2. On March 2, 1999, the Company announced its intention, subject to certain conditions, to launch a new company (which has been named Agilent Technologies, Inc., "Agilent Technologies"), through a distribution of Agilent Technologies' common stock to the Company's stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of the Company's test-and-measurement, semiconductor products, chemical analysis and healthcare solutions businesses. The spin-off is expected to be completed by July 31, 2000, and will follow a planned initial public offering of approximately 15 percent of Agilent Technologies' common stock.

     Subsequent to the end of the fiscal third quarter, the Company's management and Board of Directors completed the plan of disposition for Agilent Technologies. In addition, the Company received a ruling from the Internal Revenue Service that the spin-off would be tax-free to the Company and its stockholders. Accordingly, because the disposition plans were finalized before the Company's Form 10-Q was filed for the third quarter, the Company's consolidated condensed financial statements and notes included herein reflect Agilent Technologies' businesses as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

     Net revenue and net earnings from Agilent Technologies' operations, which include results through July 31, 1999, are summarized below. Net earnings from Agilent Technologies' operations for the period from August 1, 1999 through the spin-off are expected to exceed the estimated costs to effect the spin-off.

(In Millions)                                                        Three Months Ended        Nine Months Ended
                                                                          July 31                   July 31
                                                                    --------------------      --------------------
                                                                       1999      1998           1999        1998
                                                                    ---------  ---------      ---------  ---------
Net revenue, including revenue from Hewlett-Packard Co.              $  2,087   $  1,875       $  5,883   $  5,965
                                                                    ---------  ---------      ---------  ---------

Earnings from discontinued operations before taxes                   $    222   $     99       $    553   $    464
Provision for taxes                                                        65         32            166        148
                                                                    ---------  ---------      ---------  ---------
Earnings from discontinued
operations, net of taxes                                             $    157   $     67       $    387   $    316
                                                                    ---------  ---------      ---------  ---------

Net assets of discontinued operations at July 31, 1999 and October 31, 1998 are summarized below:


(In Millions)                                                           July 31                October 31
                                                                         1999                     1998
                                                                      ---------                ----------
Current assets                                                         $  3,323                  $  3,075
Property, plant and equipment,
  net                                                                     1,448                     1,481
Other assets                                                                481                       493
Current liabilities                                                      (1,467)                   (1,599)
Other liabilities                                                          (363)                     (366)
                                                                      ---------                ----------
Net assets of discontinued
  operations                                                           $  3,422                  $  3,084
                                                                      ---------                ----------

3. The Company's basic EPS is calculated based on net earnings available to common stockholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt.

                                                     Three months ended                Nine months ended
                                                           July 31                          July 31
                                                   ---------------------             --------------------
                                                     1999         1998                 1999         1998
                                                   ---------   ---------             ---------   --------
(in millions except
   per share data)
Numerator:
  Net earnings from
    continuing operations                           $    696    $    554              $  2,344   $  1,919
  Adjustment for interest
    expense, net of income
    tax effect                                             5           6                    16         19
                                                   ---------   ---------             ---------   --------
  Net earnings from
    continuing operations,
    adjusted                                             701         560                 2,360      1,938

  Net earnings from discontinued
    operations                                           157          67                   387        316
                                                   ---------   ---------             ---------   --------
      Net earnings, adjusted                       $     858   $     627             $   2,747   $  2,254
                                                   =========   =========             =========   ========

Denominator:
  Weighted-average shares
    outstanding                                        1,010       1,035                 1,011      1,039

Effect of dilutive securities:
  Dilutive options                                        35          31                    32         32
  Convertible zero-coupon
    notes due 2017                                        11          10                    11         10
                                                   ---------   ---------             ---------   --------
Dilutive potential
  common shares                                           46          41                    43         42
                                                   ---------   ---------             ---------   --------

Weighted-average shares and
   dilutive potential
   common shares                                       1,056       1,076                 1,054      1,081
                                                   =========   =========             =========   ========

Basic earnings per share:
 Continuing operations                              $   0.69    $   0.53              $   2.32    $  1.84
 Discontinued operations                                0.15        0.07                  0.38       0.31
                                                   ---------   ---------             ---------   --------
                                                    $   0.84    $   0.60              $   2.70    $  2.15
                                                   =========   =========             =========   ========
Diluted earnings per share:
 Continuing operations                              $   0.66     $  0.52              $   2.24    $  1.79
 Discontinued operations                                0.15        0.06                  0.37       0.30
                                                   ---------   ---------             ---------   --------
                                                    $   0.81    $   0.58              $   2.61    $  2.09
                                                   =========   =========             =========   ========

4. Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

5.  Inventory
    (In Millions)

                                                   July 31        October 31
                                                     1999           1998
                                                   -------         -------
Finished goods                                     $ 3,715         $ 3,553
Purchased parts and fabricated
  assemblies                                         1,325           1,146
                                                   -------         -------
                                                   $ 5,040         $ 4,699
                                                   =======         =======


6. The Company paid interest of $163 million and $177 million during the nine months ended July 31, 1999 and 1998, respectively. During the same periods, the Company paid income taxes of $1,580 million and $728 million, respectively. The effect of foreign currency exchange rate fluctuations on cash balances held in foreign currencies was not material.

7. In June 1998, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. At this time, the Company is evaluating when to adopt the standard and is in the process of determining the impact that adoption will have on its consolidated financial statements.

     In July 1997, FASB's Emerging Issues Task force (EITF) reached a final consensus on Issue 96-16, "Investor's Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Stockholder or Stockholders Have Certain Approval or Veto Rights." This consensus precludes investors from consolidating majority-owned investees when a minority stockholder or stockholders hold substantive participating rights, which, individually or in the aggregate, would allow such minority stockholders to participate in significant decisions made in the ordinary course of business. This standard has no impact on the Company's financial statements.

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

8. On May 20, 1999, the Company's Board of Directors authorized the future repurchase of an additional $1 billion of the Company's common stock under the systematic program used to manage the dilution created by shares issued under employee stock plans. The Board of Directors also authorized the repurchase of an additional $1 billion of the Company's common stock in the open market or in private transactions under the Company's separate incremental plan. Including the additional authorizations, the remaining future repurchases in the systematic program and the separate incremental plan are $1.6 billion and $1.6 billion, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations and Factors That May Affect Future
         Results (Unaudited).

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

On March 2, 1999, the Company announced its intention, subject to certain conditions, to launch a new company (which has been named Agilent Technologies, Inc., "Agilent Technologies"), through a distribution of Agilent Technologies' common stock to the Company's stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of the Company's test-and-measurement, semiconductor products, chemical analysis and healthcare solutions businesses. The spin-off is expected to be completed by July 31, 2000, and will follow a planned public offering of approximately 15 percent of Agilent Technologies' common stock.

Subsequent to the end of the fiscal third quarter, the Company's management and Board of Directors completed the plan of disposition for Agilent Technologies. In addition, the Company received a ruling from the Internal Revenue
Service that the spin-off would be tax-free to the Company and its stockholders. Accordingly, because the disposition plans were finalized before the Company's Form 10-Q was filed for the third quarter, the Company's consolidated condensed financial statements and notes included herein reflect Agilent Technologies' businesses as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

Unless otherwise indicated, the following discussion is on a continuing operations basis.

RESULTS OF OPERATIONS
---------------------

Net Revenue - Net revenue for the quarter ended July 31, 1999 was $10.3 billion, an increase of 12 percent from the same period of fiscal 1998. Product sales increased 13 percent and service revenue grew 11 percent over the corresponding period of fiscal 1998. Net revenue grew 15 percent to $5.6 billion internationally and 10 percent to $4.7 billion in the U.S.

Net revenue for the first nine months of fiscal 1999 was $31.0 billion, an increase of 6 percent from the same period of fiscal 1998. Product sales increased 6 percent and service revenue grew 9 percent over the corresponding period of fiscal 1998. Net revenue grew 8 percent to $17.3 billion internationally and 5 percent to $13.7 billion in the U.S.

Currency fluctuations did not have a material impact on the Company's net revenue growth in either the third quarter or the first nine months of fiscal 1999.

Net revenue growth for the third quarter and first nine months of fiscal 1999 was primarily attributable to strong demand for the Company's home personal computers, PC servers and information storage products, as well as color LaserJet and home inkjet printers, scanners and related printer supplies. Solid growth in service revenue, primarily in customer support, contributed to overall net revenue growth. Net revenue growth in the third quarter also was bolstered by a turnaround in several product areas including commercial desktop and notebook PCs and midrange UNIX servers, fueled by the introduction of the N-class server. The strong growth in the aforementioned product areas was partially offset by weakness in enterprise storage, reflecting the Company's transition to a new high-end storage strategy.

Costs of Products Sold and Services - Cost of products sold and services as a percentage of net revenue was 70.3 percent for the third quarter and 69.7 percent for the first nine months of fiscal 1999, compared to 70.9 percent for the third quarter and 70.4 percent for the first nine months of fiscal 1998. The decrease in the ratio compared to the third quarter and first nine months of fiscal 1998 was primarily attributable to a more stable pricing environment for PCs and improvements in supply chain management. In addition, increased volume in printer supplies had a favorable impact on the cost of sales ratio for the first nine months of fiscal 1999. These decreases in the cost of sales ratios were partially offset by higher costs on certain components purchased from Japanese suppliers as a result of the strengthening Yen. The Company expects continued variability in the cost of sales trend over time as competitive pricing pressures and mix shifts to lower gross margin products continue.

Operating Expenses - Operating expenses as a percentage of net revenue were 22.1 percent for the third quarter and 21.3 percent for the first nine months of fiscal 1999, compared to 21.8 percent for the third quarter and 21.1 percent for the first nine months of fiscal 1998. Year-over-year growth in operating expenses was 14 percent for the third quarter and 8 percent for the first nine months of fiscal 1999. The growth in operating expenses reflected the Company's increased marketing expenses incurred to support new product introductions in several businesses, as well as promotions relating to e-services. In addition, growth in selling, general and administrative expenses was impacted by costs associated with the realignment of Hewlett-Packard Co. into two companies and higher than normal compensation expense for stock appreciation rights, which reflected the rise in the Company's stock price during the third quarter. Excluding these additional costs and expenses, operating expenses would have increased 9 percent and would have decreased approximately 0.6 percentage points as a percentage of revenue when compared to the third quarter of fiscal 1998. Reducing the rate of operating expense growth below the rate of net revenue growth remains a major focus of the Company.

Provision for Taxes - The provision for taxes as a percentage of earnings before taxes was 26.5 percent for the third quarter and first nine months of fiscal 1999 compared to 28.5 percent for the third quarter and first nine months of fiscal 1998. The annual effective tax rate decreased to 26.5 percent in the first quarter of fiscal 1999, primarily as a result of changes in the expected geographic mix of the Company's earnings.

Net Earnings from Continuing Operations - Net earnings from continuing operations for the third quarter of fiscal 1999 were $696 million compared to net earnings of $554 million for the third quarter of fiscal 1998. For the nine months ended July 31, 1999, net earnings were $2.3 billion compared to net earnings of $1.9 billion for the first nine months of fiscal 1998. Earnings per share for the third quarter and first nine months of fiscal 1999 on a diluted basis were 66 cents and $2.24 per share, respectively, on 1.06 and 1.05 billion weighted average shares and equivalents, compared to 52 cents and $1.79 per share on 1.08 billion weighted average shares for the corresponding periods of fiscal 1998.

Discontinued Operations - Net earnings from discontinued operations for the third quarter of fiscal 1999 were $157 million compared to $67 million for the third quarter of fiscal 1998. For the nine months ended July 31, 1999, net earnings from discontinued operations were $387 million compared to $316 million for the first nine months of fiscal 1998. Net earnings from discontinued operations include the results of the businesses that comprise Agilent Technologies. Refer to the Notes To Consolidated Condensed Financial Statements for a summary of Agilent Technologies net revenue and net earnings for the three and nine months ended July 31, 1999 and 1998, and net assets as of July 31, 1999, and October 31, 1998.

FINANCIAL CONDITION
-------------------

Liquidity and Capital Resources - The Company's financial position remains strong, with cash and cash equivalents and short-term investments of $6.1 billion at July 31, 1999, compared with $4.1 billion at October 31, 1998. In addition, other long-term investments, relatively low levels of debt compared to assets, and a large equity base contribute to the Company's financial flexibility.

Cash flows from operating activities were $2.4 billion during the first nine months of fiscal 1999, compared to $3.1 billion for the corresponding period of fiscal 1998. The decrease in cash flows from operating activities in fiscal 1999 was attributable primarily to tax payments made during the first nine months of fiscal 1999, partially offset by increased net earnings and a decrease in net deferred tax assets. Inventory as a percentage of net revenue declined to 12.2 percent at July 31, 1999 from 13.3 percent in the corresponding prior period. The decline in the ratio is attributable to continued progress in supply-chain management. Overall, there was an increase in accounts and financing receivables as a percentage of net revenue, from 15.2 percent in the prior-year period to
16.4 percent as of July 31, 1999. The change in this ratio reflected an increase in sales-type lease financing receivables, which increased 26 percent during the first nine months of fiscal 1999.

Property, plant and equipment as a percentage of net revenue declined to 10.9 percent at July 31, 1999 from 12.5 percent in the corresponding period. Capital expenditures for the first nine months of fiscal 1999 were $757 million, compared to $1.2 billion for the corresponding period in fiscal 1998. The decrease in the fixed asset ratio and related capital expenditures in 1999 was due in part to a Company-wide emphasis to reduce non-essential expenditures, increase outsourcing of certain production processes and lease more facilities to provide operational flexibility.

The change in short-term borrowing activities during the first nine months of fiscal 1999 compared to the same period in fiscal 1998 resulted from increases in the use of short-term borrowings in fiscal 1999 to maintain short-term working capital requirements. In 1998, net receipts from maturities of short-term investments were used to pay down both short- and long-term debt and to repurchase stock.

Shares of the Company's common stock are repurchased under a systematic program to manage the dilution created by shares issued under employee stock plans. In May 1999, the Company's Board of Directors authorized the repurchase of an additional $1 billion of the Company's common stock under the systematic program. The Board of Directors also authorized the repurchase of an additional $1 billion of the Company's common stock in the open market or in private transactions under a separate incremental plan. Under both these plans, during the nine months ended July 31, 1999, the Company purchased and retired approximately 12.7 million shares for an aggregate price of $891 million. During the nine months ended July 31, 1998, the Company purchased and retired approximately 18.2 million shares for an aggregate price of $1.1 billion. As of July 31, 1999, the Company has remaining authorization from the Board of Directors for future repurchases under both plans of approximately $3.2 billion.

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

Inventory Management. Inventory management has become increasingly complex as the Company continues to sell a greater mix of products, especially printers and personal computers, through third-party distribution channels. Channel partners constantly adjust their ordering patterns in response to the supply of the Company and its competitors into the channel and the timing of their new product introductions and relative feature sets, as well as seasonal fluctuations in end-user demand such as the back-to-school and holiday selling periods. Channel partners may increase orders during times of shortages, cancel orders if the channel is filled with currently available products, or delay orders in anticipation of new products. Any excess supply could result in price reductions and inventory writedowns, which in turn could adversely affect the Company's gross margins.

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

Derivative Financial Instruments. The Company is also exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar, as well as interest rate risk inherent in the Company's debt, investment and finance receivable portfolio. As more fully described in the notes to the Company's 1998 annual report to stockholders, the Company's risk management strategy utilizes derivative financial instruments, including forwards, swaps and purchased options to hedge certain foreign currency and interest rate exposures, with the intent of offsetting gains and losses that occur on the underlying exposures with gains and losses on the derivative contracts hedging them. The Company does not enter into derivatives for trading purposes.

The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates and interest rates applied to the hedging contracts and underlying exposures described above. As of July 31, 1999 and 1998, the analysis indicated that such market movements would not have a material effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposures and hedges.

Acquisitions, Strategic Alliances, Joint Ventures and Divestitures. In addition to the spin-off of Agilent Technologies, which is described above, the Company, as a matter of course, frequently engages in discussions with a variety of parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although consummation of any transaction is unlikely to have a material effect on the Company's financial statements taken as a whole, the implementation or integration of a transaction may contribute to the Company's results differing from the investment community's expectation in a given quarter. Divestitures may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require, among other things, integration or coordination with a different company culture, management team organization and business infrastructure. They may also require the development, manufacture and marketing of product offerings with the Company's products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of the transaction, successful integration depends on a variety of factors, including the hiring and retention of key employees, management of geographically separate facilities, and the integration or coordination of different research and development and product manufacturing facilities. All of these efforts require varying levels of management resources, which may temporarily adversely impact other business operations.

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

The Year 2000 ("Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900. Another related issue which could also lead to incorrect calculations or failure, is the fact that the year 2000 is a leap year. Accordingly, some computer hardware and software, including programs embedded within machinery and parts, will need to be modified prior to the year 2000 to remain functional. The Company's Y2K initiatives are focusing primarily on four areas of potential impact: internal information technology (IT) systems; internal non-IT systems and processes, including services and embedded chips (controllers); the Company's products and services;and the readiness of significant third parties with whom the Company has material business relationships. The Company established a Y2K Program Office in 1997 to coordinate these programs across the enterprise and to provide a single point of contact for information about the Company's Y2K programs. The Company's Y2K efforts in these areas are led by the Year 2000 General Manager who reports directly to the Company's senior management.

The costs associated with the Company's IT internal readiness actions are a combination of incremental external spending and use of existing internal resources. The Company estimates that over the life of its IT internal readiness effort for those businesses that comprise its continuing operations, it will have spent a total of approximately $160 million over a multi-year period. The Company expects to implement successfully the systems and programming changes necessary to address Y2K internal IT and non-IT readiness issues and material third party relationships, and based on current estimates, does not believe that the costs associated with such actions will have a material effect on the Company's results of operations or financial condition. However, the costs of such actions may vary from quarter to quarter. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes. In addition, failure to achieve Y2K readiness for the Company's internal systems could delay its ability to manufacture and ship products and deliver services, disrupt its customer service and technical support facilities, and interrupt customer access to its online products and services. The Company's inability to perform these functions could have an adverse effect on future results of operations or financial condition.

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

The Company approached its Y2K IT internal readiness program in the following four phases: (1) assessment, (2) planning, (3) preparation and (4) implementation. The assessment phase involved taking an inventory of the Company's internal IT applications to prioritize risk, identifying failure dates, defining a solution strategy, estimating repair costs and communicating across and within business units regarding the magnitude of the problem and the need to address Y2K issues. The planning phase consisted of identifying the tasks necessary to ensure readiness, scheduling remediation plans for applications and infrastructure, and determining resource requirements and allocations. The third phase, preparation, involved readying the development and testing environments, and piloting the remediation process. Implementation, the last phase, consists of executing the Company's plans to fix, test and implement critical applications and associated infrastructure, and putting in place contingency plans for processes that have a high impact on the Company's businesses.

The Company set July 31, 1999 as the target date by which its critical IT applications would be Y2K compliant. The assessment, planning and preparation phases have been completed. As of August 31, 1999, the implementation phase is nearly 100 percent complete. For the handful of remaining applications, the work is pending a third-party patch or upgrade to complete Y2K readiness. For each of these cases, target completion dates in the near future are documented and there are back-up plans to ensure Y2K readiness.

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

The Company has also established a Year 2000 Council to coordinate its overall internal readiness and its business continuity planning efforts. It is composed of representatives from the major business units within the Company and the critical corporate and infrastructure functions that support them. The Council is chaired by the Company's Year 2000 General Manager and has initiated a comprehensive program to ensure timely and consistent business continuity planning by all of the Company's business units. Substantially all Y2K testing, internal mitigation and remediation activities, and business contingency plans have been completed by July 31, 1999. From July 31, 1999, until November 30, 1999, the Company's Y2K internal readiness solutions, contingency plans, crisis management and recovery mechanisms are being further stress-tested to ensure full preparation.

Product and Customer Readiness. The Company's newly introduced products are Y2K compliant. However, certain hardware and software products currently installed at customer sites will require upgrade or other remediation. Some of these products are used in critical applications where the impact of non-performance to these customers and other parties could be significant. While the Company believes its customers are responsible for the Y2K readiness of their IT and business environments, the Company is taking significant steps to enable customers to achieve their readiness goals, thereby preserving customer satisfaction and brand reputation. In 1997, the Company established a dedicated Y2K Product Compliance Program Office to coordinate the Company's worldwide Y2K product compliance activities. The Product Compliance Program Office is charged with developing and overseeing implementation of plans to identify all standard products delivered since January 1, 1995; to evaluate those products for compliance; to identify an appropriate path to compliance for non-compliant standard products; and to communicate the status and necessary customer action for non-compliant standard products.

The Company has an internet website dedicated to communicating Y2K issues to a broad customer base. This website includes a product compliance search page that allows customers to look up the status of the Company's products they have installed. In certain areas, the Company is taking additional steps to identify affected customers, raise customer awareness related to non-compliance of certain Company products and help customers to assess their risks. The Company has plans to accommodate increased levels of customer assistance in the last months of calendar 1999 and the first months of 2000 and currently anticipates that a significant portion of the costs related to such actions would occur in the fourth quarter of fiscal 1999 and the first half of fiscal 2000.

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

The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in fiscal 1998 and earlier years and were not broken out from other product engineering costs. Historical Y2K customer satisfaction costs were not material. Future product readiness costs, including those for customer satisfaction, are not anticipated to be material. The Company is aware of the potential for legal claims against it and other companies for damages arising from products that are not Y2K compliant; management believes that reasonable communication and customer satisfaction steps are under way so that any such claims against the Company would be without merit or would not otherwise result in material liability for the Company.

It is unknown how significantly Y2K issues may affect customer spending patterns. As customers focus their attention in the near term on preparing their own businesses for the year 2000, they may delay purchases of new applications, services and systems from the Company. As a result, this may affect the Company's future revenues and revenue patterns. However, there is no information to date that any such impact would materially affect the Company's revenue growth.

Material Third-Party Relationships. The Company has developed a Y2K process for dealing with its key suppliers, contract manufacturers, distributors, vendors and partners. The process generally involves the following steps: (i) initial supplier survey, (ii) risk assessment and contingency planning, (iii) follow-up supplier reviews and escalation, if necessary, and where relevant, (iv) testing. To date, the Company has received formal responses from all of its critical suppliers. Most of them have responded that they expect to address all their significant Y2K issues on a timely basis. The Company regularly reviews and monitors the suppliers' Y2K readiness plans and performance. Based on the Company's risk assessment, selective on-site reviews have been performed. Risk analyses were completed with the Company's base of suppliers and contingency plans are now being developed and tested. All critical surveys and testing efforts were completed by June 1, 1999. In some cases, to meet Y2K readiness, the Company has replaced suppliers or eliminated suppliers from consideration for new business. Where efforts to work with critical suppliers have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, or in certain situations includes a planned increase in the level of inventory held (e.g., in the case of sole sources). The Company has also contracted with multiple transportation companies to provide product-delivery alternatives. The Company has also completed substantially all Electronic Data Interchange (EDI) migration and testing with its supply base.

The Company has been identifying and analyzing the most reasonably likely worst-case scenarios for third-party relationships affected by Y2K. These scenarios include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages due to hoarding of products and sub-assemblies and failures of communications and financial systems. Any one of these scenarios could have a major and material effect on the Company's ability to build its products and deliver services to its customers. While the Company has contingency plans in place to address most issues under its control, an infrastructure problem outside of its control or some combination of several of these problems could result in a delay in product shipments depending on the nature and severity of the problems. The Company would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems involving multiple providers could last two to four weeks or more depending on the complexity of the systems and the effectiveness of their contingency plans.

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


                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         A list of exhibits is set forth in the Exhibit Index found on page 23 of this report.

     (b) Reports on Form 8-K:

         None

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEWLETT-PACKARD COMPANY
                                        (Registrant)



Dated: September 20, 1999               By: /s/Robert P. Wayman
                                           --------------------------
                                           Robert P. Wayman
                                           Executive Vice President,
                                           Finance and Administration
                                           (Chief Financial Officer)

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                 EXHIBIT INDEX
                                 -------------
    Exhibits:

      1.         Not applicable.

      2.         None.

      3(b).      Registrant's Amended Bylaws

      4.         None

      5-9.       Not applicable.

      10(ee). Transition Agreement, dated May 20, 1999, between Registrant and Lewis E. Platt

      10(ff). Employment Agreement, dated May 20, 1999, between Registrant and Robert P. Wayman

      10(gg). Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina

      10(hh).    Executive Transition Program

      10(ii). Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between Registrant and Carleton S. Fiorina

      10(jj). Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina

      10(kk). Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina

      11. See Item 3 in Notes to Consolidated Condensed Financial Statements on Page 7.

      12-14.     Not applicable.

      15.        None.

      16-17.     Not applicable.

      18-19.     None.

      20-21.     Not applicable.

      22-24.     None.

      25-26.     Not applicable.

      27.        Financial Data Schedule.

      28.        Not applicable.

      99.        None.