Form 10-K
period 1999-10-31
HEWLETT PACKARD CO
filed 2000-01-27
CIK 47217

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

                  FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-4423

                            ------------------------

                            HEWLETT-PACKARD COMPANY

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                           94-1081436
     (State or other jurisdiction of                             (I.R.S. Employer
      incorporation or organization)                            Identification No.)

3000 HANOVER STREET, PALO ALTO, CALIFORNIA                             94304
 (Address of principal executive offices)                           (Zip code)

       Registrant's telephone number, including area code: (650) 857-1501

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
                                                                ON WHICH REGISTERED
           TITLE OF EACH CLASS
               Common Stock                                New York Stock Exchange, Inc.
        par value $0.01 per share                           The Pacific Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock held by nonaffiliates as of December 31, 1999 was $92,443,435,858.

    Indicate the number of shares outstanding of the issuer's common stock as of December 31, 1999: 1,001,492,581 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                          10-K PART
--------------------                                          ---------
Pages 8-10 and 22-44 of the registrant's Notice of Annual
  Meeting of Stockholders and Proxy Statement dated
  January 18, 2000                                             III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

    This document contains forward-looking statements that involve risks and uncertainties that could cause the results of Hewlett-Packard Company and our consolidated subsidiaries ("HP") to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and acceptance of new products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; the impact of Year 2000 issues on customers and suppliers; risks associated with the proposed spin-off of Agilent Technologies, Inc. and the distribution of its shares; and other risks detailed from time to time in HP's Securities and Exchange Commission filings.

    The words "anticipate," "believe," "estimate," "expect," "intend," "will," and similar expressions, as they relate to HP or our management, including such items discussed in "Factors That Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below, may identify forward-looking statements. Such statements reflect the current views of HP with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. HP does not intend to update these forward-looking statements.

PRESENTATION OF DISCONTINUED OPERATIONS--AGILENT TECHNOLOGIES, INC.

    The following information relates to the continuing operations of HP and our consolidated subsidiaries and does not discuss (other than briefly at the end of Item 1 below) Agilent Technologies, Inc., which is reflected as a discontinued operation in Item 6 and HP's audited consolidated financial statements as of and for the fiscal year ended October 31, 1999 in Item 8 below (the "Consolidated Financial Statements").

                                     PART I

ITEM 1. BUSINESS

PRODUCTS AND SERVICES

    HP was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware.

    HP is a leading global provider of computing and imaging solutions and services for business and home. We are focused on capitalizing on the opportunities of the Internet and the proliferation of electronic services.

    HP's major businesses include Imaging and Printing Systems, Computing Systems and Information Technology Services ("IT Services"):

    - IMAGING AND PRINTING SYSTEMS provides laser and inkjet printers (both monochrome and color), mopiers, scanners, all-in-one devices, personal color copiers and faxes, digital senders, wide- and large-format printers, print servers, network-management software, networking solutions, digital photography products, imaging and printing supplies, imaging and software solutions, and related professional and consulting services.

    - COMPUTING SYSTEMS provides a broad range of computing systems for the enterprise, commercial and consumer markets. The products and solutions range from mission-critical systems and software to personal computers for the business and home. Major product lines include
      UNIX-Registered Trademark-(1),

------------------------

(1) UNIX-Registered Trademark- is a registered trademark of the Open Group.

      and PC servers, desktop and mobile personal computers, workstations, software solutions and storage solutions.

    - IT SERVICES provides consulting, education, design and installation services, ongoing support and maintenance, proactive services like mission-critical support, outsourcing and utility-computing capabilities. Financing capabilities include leasing, automatic technology-refreshment services, solution financing and venture financing.

    A summary of HP's net revenue, earnings from operations and total assets as contributed by our principal business segments is found in the "Segment Information" note to the Consolidated Financial Statements, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Affect Future Results," "--Year 2000" and "--Adoption of the Euro" in Item 7, which is incorporated herein by reference.

    Following is a further description of HP's principal business segments:

IMAGING AND PRINTING SYSTEMS

    HP offers a broad portfolio of printing and imaging products, professional and consumer imaging services and imaging supplies, including the HP LaserJet and DeskJet printer families, scanners, copiers, mopiers, fax machines, printing and imaging services, large- and wide-format printers, PC photography products and all-in-one products that perform multiple functions.

    Key product introductions in fiscal 1999 included the LaserJet 4050 laser printer; the LaserJet 2100 family of 1200 x 1200 dpi printers, designed for individual users and small workgroups; the DeskJet 970C printer, based on HP's thermal inkjet technology, which produces images true to the original photos as well as creates everyday printing of text and graphics; and new families of ScanJet scanners, ranging from the ScanJet 3300C scanner, designed for price-sensitive families with simple scanning needs, to the ScanJet 6300 series scanners, designed as communications tools for networked offices.

    Additionally, in February 1999 HP successfully launched Apollo Consumer Products, Inc., a separate subsidiary of HP ("Apollo"), to meet the demands of the ultra or sub-$80 low-end consumer printer market. It also introduced the industry's first co-branded product, the Barbie printer by Apollo, with Mattel, Inc. Other new products include the PhotoSmart C500 digital camera, for wireless image printing without a PC when used with the PhotoSmart P1000/P1100 printer; the OfficeJet R 80 Series all-in-one products, combining printing, scanning, copying and faxing in a versatile flatbed design; and the Jetdirect Autoswitch, which allows more than one PC to share printers in a non-networked environment.

    In 1999, HP introduced a new family of imaging supplies for non-HP copiers under the Eliptica brand. We are also expanding our imaging and printing service portfolio with Digital Workplace Services, providing customers with printing and imaging consulting, systems integration, education and strategic outsourcing. We are also providing imaging services to consumers through services such as HP Cartogra, a web site allowing sharing of images across the world.

    In June 1999, HP acquired DAZEL Corporation, whose enterprise software we believe will allow our customers to use, share and deliver information taken from a variety of sources and destinations and route it to multiple output devices in the proper format and reliably in a timely manner, to be seen only by the intended recipients.

    In consumer sales and marketing, HP announced, in May 1999, the creation of HPDirect, Inc., a new wholly-owned subsidiary, doing business as the HP Shopping Village, a direct-to-consumers e-commerce website. At the same time, we also announced our expansion of direct-to-consumer sales into Europe with a phased launch into the United Kingdom and Sweden.

COMPUTING SYSTEMS

    Enterprise and Computer Products: HP's computer systems, computers, and personal information products are used in a variety of applications, including scientific and engineering computation and analysis; instrument control; and business information management. HP's core computing products and technologies include its PA-RISC architecture for systems and workstations; its Explicitly Parallel Instruction Computing (EPIC) technology, jointly developed with Intel Corporation, that will provide the foundation for next-generation, 64-bit high-end systems; and software infrastructure for open systems. HP's general-purpose computers and computer systems include scalable families of PCs, servers and systems for use in homes, home offices and small offices, small workgroups, larger departments and entire enterprises. Key product families include the HP 9000 series, which runs HP-UX(2), HP's implementation of the UNIX-Registered Trademark- operating system, and comprises multi-user computers for both technical and commercial applications and workstations with powerful computational and graphics capabilities; the HP Netserver series of PC servers; the HP Kayak, HP Vectra, and HP Brio-series of desktop PCs for use in the enterprise and small businesses, and for use in vertical applications such as engineering, manufacturing and chemical analysis; and the HP Pavilion multimedia consumer PCs. HP offers associated services in software programming, networking, distributed systems and data management. Customers of HP's computers, computers systems and software infrastructure products include original equipment manufacturers, dealers, value-added resellers and retailers, as well as end users for a variety of applications.

    In fiscal 1999, as part of our e-services strategy to provide services, personal information appliances and infrastructure to support the next phase of the development of the Internet, HP unveiled e-speak technology, an interactive Internet software technology platform developed in Hewlett-Packard Laboratories that makes it possible to create, request and locate services on the Internet from any device.

    In the field of enterprise computing during fiscal 1999, we introduced a wide variety of new products and systems, including two next generation HP 9000 UNIX-Registered Trademark- servers. The N-Class midrange
UNIX-Registered Trademark- server is a one-way to eight-way CPU server running off the PA-RISC 8500 processor, targeted at enterprise and Internet service providers ("ISPs") accounts. The L-Class is HP's next generation low-end UNIX-Registered Trademark- one-way to four-way server also running off the PA-RISC 8500 processor. It is targeted at ISPs as well as application service providers (ASPs). HP also introduced the HP Netserver E60 low-end and LC2000 and LH3000 midrange systems, which use Intel's Pentium-Registered Trademark-(3) III microprocessor Xeon.

    This year HP also introduced new HP Brio BA business PCs, which feature an industry-first, subcompact "microtower" design and an Intel 400 MHz Pentium-Registered Trademark-(3) III processor; a new class of products of HP Jornada handheld PC, which weigh less than 3 pounds and have twelve-hour battery life; and a new class of products of HP Kayak XU and XW PC workstations, which deliver advanced 2-D and 3-D graphics capabilities for software developers, design engineers, financial analysts and multimedia-authoring professionals. For the first time, we introduced the HP Pavilion notebook computer targeted towards small to medium-size business customers who purchase through retail stores. The Pavilion notebook extends the HP OmniBook notebook computer family, consisting of the 4150, 900 and XE series aimed at enterprise to small to medium-size business customers.

    Software: HP's OpenView network and systems management software business is focused on managing service levels in the enterprise and sustaining strong growth through the following: demonstrated ability to deliver rapid customer deployments validating its "Works -- Right -- Now" approach to the distributed management problem; introduction of new products focused on the expansion of OpenView's value added ease-of-use approach to management, including Service Navigator, Service Reporter and Smart Plug-Ins for PeopleSoft, Inc.; expansion of the systems integrator relationships to include Ernst & Young International, KPMG International and Unisys Corporation; partnerships with PeopleSoft, Inc.,

------------------------

(2) HP-UX Release 10.20 and later and HP-UX Release 11.00 and later on all HP 9000 computers are Open Group UNIX-Registered Trademark- 95 branded products.

(3) Pentium is a U.S. registered trademark of Intel Corporation.

Microsoft Corporation, Cisco Systems, Inc., Oracle Corporation, and SAP Corporation in its EarlyWatch-C- and GoingLive-C- services; establishment and increase of sales through the channels of other hardware manufacturers which have fueled OpenView's multi-platform growth; movement to an integrated support and services model with a dedicated software support infrastructure at all levels worldwide; and introduction of a number of new support and services products including services, such as Developer Assist and Implementation Support Services, directed at OpenView channel partners.

    Storage: In the storage business, HP offers both enterprise computing and information storage products and solutions.

    In May 1999, the enterprise storage business launched the HP SureStore E products and "Stress Free Storage...Guaranteed" brand promise with the introduction of the HP SureStore E Disk Array XP 256. This was our product designed to meet high-end, enterprise data center storage needs in an open server environment. The XP256 can support up to 9 terabytes of Redundant Array of Independent Disks (RAID) protected storage which is simultaneously connected to a wide range of servers including UNIX-Registered Trademark-, Windows NT-Registered Trademark-(4) and mainframe servers. The introduction of the XP256 represented a dramatic strategy change for HP's enterprise storage: we now purchase Hitachi, Ltd. 256 high-end enterprise storage equipment instead of reselling EMC Corporation storage equipment. Simultaneously, we announced our open Storage Area Network ("SAN") strategy with HP Equation Architecture, providing a non-proprietary, open storage environment which will allow customers a choice in their storage vendor. Wide ranges of storage products have been announced in the past year, which are parts of the HP Equation Architecture. These include the Disk Array HP SureStore E FC60, HP SureStore E Switch F16, and a new family of tape libraries. Also in May 1999, HP announced the acquisition of Transoft Networks, Inc., which provides technology for the management of open SAN environments. As a result of this acquisition, we introduced the HP SANManager LM (LUN Management) product in September 1999, which provides for the configuration of storage connected in an open SAN environment.

    In the information storage business, HP introduced a number of CD-Rewritable ("CD-RW") read/ write CD-based solutions, which enable people to write, erase, rewrite and update large files on CD-RW media. These include the spring 1999 introduction of the world's first portable CD-RW and the fall release of a new music CD-RW, with artists' royalties pre-paid in the device and media price, for legally copying music files onto CD.

    Other significant introductions included, in July 1999, the HP SureStore DAT-40 drive, with one-button disaster recovery (OBDR). In August, HP introduced a new family of SureStore modular tape libraries, and in September we introduced our first hard disk network-attached storage (NAS) systems, the SureStore HD server 4000. In November, we announced the linear tape open (LTO) format tape drives-SureStore Ultrium, which will extend the life of tape products and offer increased performance over conventional formats.

IT SERVICES

    Our information technology services businesses provide: (1) rapid implementation and globally available support of solutions based on HP products, and (2) professional and financial services directly to customers, independent of products. Capabilities in the first category include ongoing support and maintenance services, as well as associated parts and supplies, for office and information systems, computers and computer systems, and networking, imaging and printing products. The second category of services includes consulting, education, design and implementation services, mission-critical support, outsourcing and "utility" computing services, such as messaging, which are paid for on a subscription basis. The second category also comprises financing capabilities, including product leasing, automatic technology-refreshment services and solution financing. Key service introductions in 1999 included rapid-implementation services for applications from SAP, BroadVision, Inc. and i2 Technologies, Inc.; new

------------------------

(4) Windows NT is a U.S. registered trademark of Microsoft Corporation.

support services for the Linux operating environment and expanded services for Windows NT-Registered Trademark-; the expansion of Web-based support services (HP Customer Care and the IT Resource Center); expanded outsourcing services for Enterprise Resource Planning ("ERP") applications from SAP and Baan Company N.V.; and a full life cycle of network-availability services, a new suite of business-recovery services and high-availability services for Windows NT-Registered Trademark--based systems, telecom customers, Cisco products, and popular e-commerce and ERP applications.

MARKETING

    CUSTOMERS. HP has approximately 540 sales and support offices and distributorships in more than 120 countries. Sales are made to industrial and commercial customers, educational and scientific institutions, healthcare providers and, in the case of our PCs, imaging and other personal-information products, to individuals for personal use.

    SALES ORGANIZATION. More than half of our net revenue is derived through reseller channels, including retailers, dealers and original equipment manufacturers. The remaining revenue results from the efforts of our own sales organization, which is composed of direct field service engineers, sales representatives, service personnel and administrative support staff. We generated a higher proportion of our net revenue in fiscal 1999 than in fiscal 1998 from our PCs, printers and other personal-information products, which are sold primarily through resellers.

    INTERNATIONAL. A summary of HP's net revenue, and net property, plant and equipment by geographic area is set forth in the "Segment Information" note to Consolidated Financial Statements, which information is incorporated herein by reference. A majority of our net revenue originating outside the United States was from customers other than foreign governments. Approximately two-thirds of our international revenue in each of the last three fiscal years was derived from Europe, with most of the balance coming from Japan, other countries in Asia Pacific, Latin America and Canada.

    Most of HP's sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors. However, we make certain sales in international markets directly from the United States.

    For a discussion of risks attendant to HP's foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Affect Future Results--International,"
"- --Market Risk" and "--Adoption of the Euro" in Item 7 below and the "Financial Instruments" note to the Consolidated Financial Statements in Item 8 below, which are incorporated herein by reference.

    We believe that our international diversification provides stability to our worldwide operations and reduces the impact on us of adverse economic changes in any single country.

MATERIALS

    HP's manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies, and raw materials such as plastic resins and sheet metal. We believe that the materials and supplies necessary for our manufacturing operations are presently available in the quantities required. We purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, we have existing alternate sources of supply, or such sources are readily available.

PATENTS

    HP's general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. While we believe that our patents and applications have value, in general no single patent is in itself essential to us as a whole or any of our principal business segments. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

BACKLOG

    HP believes that backlog is not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories, the shortening of product life cycles and the relative portion of net revenue related to our service and support business. Therefore, we believe that backlog information is not material to an understanding of our business.

COMPETITION

    We encounter aggressive competition in all areas of our business activity. Our competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. HP competes primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Our reputation, the ease of use of our products and the ready availability of multiple software applications and customer training are also important competitive factors.

    The markets for our three principal segments are characterized by vigorous competition among major corporations with long-established positions and, in the case of the computing systems segment, a large number of new and rapidly growing firms. Product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. In particular, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive, and thus effectively manage financial returns with correspondingly reduced gross margins.

    While the absence of reliable statistics makes it difficult to state HP's relative position with certainty, we believe that on an overall basis we are the second-largest U.S.-based manufacturer of general-purpose computers, personal-information, imaging and printing products for industrial, scientific and business applications and that our products in each of our principal business segments are either the leader or among the leaders.

RESEARCH AND DEVELOPMENT

    The process of developing new high-technology products and solutions is inherently complex and uncertain. It requires, among other things, innovation and accurate anticipation of customers' changing needs and emerging technological trends. Without the introduction of new products, services and enhancements, HP's products and services are likely to become technologically obsolete over time, in which case revenues would be materially and adversely affected. New products and services, if and when introduced, may not achieve market acceptance. After the products and services are developed, HP must quickly manufacture and deliver such products and services in sufficient volumes at acceptable costs to meet demand.

    Hewlett-Packard Laboratories, together with the various research and development groups within the three principal business segments, are responsible for our total research and development efforts. Hewlett-Packard Laboratories is the second largest computer lab in the world and the fifth largest U.S. research lab overall.

    Expenditures for research and development, including by Hewlett-Packard Laboratories and the three principal business segments, were $2.4 billion in fiscal 1999, $2.4 billion in fiscal 1998 and $2.2 billion in fiscal 1997. In fiscal 1999, total research and development expenditures were 5.8 percent of net revenue, compared to 6.0 percent in fiscal 1998 and 6.2 percent in fiscal 1997. We anticipate that we will continue to have significant research and development expenditures in the future to maintain our competitive position with a continuing flow of innovative, high-quality products and services.

ENVIRONMENT

    Certain of HP's operations involve the use of substances regulated under various federal, state and international laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S., even if not subject to regulations imposed by local governments. The liability for environmental remediation and related costs is accrued when it is considered probable and the costs can be reasonably estimated. Environmental costs are presently not material to our operations or financial position.

EMPLOYEES

    HP had approximately 84,400 employees worldwide at October 31, 1999.

    Information regarding the executive officers of HP is set forth in Part III below.

DISCONTINUED OPERATIONS

    On March 2, 1999, HP announced a plan to create a separate company, subsequently named Agilent Technologies, Inc. ("Agilent Technologies"), which would comprise HP's test and measurement, semiconductor products, healthcare solutions and chemical analysis businesses. On November 23, 1999, HP sold approximately 16 percent of Agilent Technologies' stock to the public in an initial public offering and retained the balance of the shares, which we plan to distribute to our stockholders by July 31, 2000. HP's Consolidated Financial Statements set forth in Item 8 below reflect the planned spin-off of Agilent Technologies' businesses as a discontinued operation. Following is a brief description of Agilent Technologies' businesses.

    Agilent Technologies is a global, diversified technology company that provides enabling solutions to high growth markets within the communications, healthcare and life sciences industries. Agilent Technologies includes the following four primary businesses:

    - TEST AND MEASUREMENT, the largest of the four businesses, which provides standard and customized test, measurement and monitoring instruments and systems, as well as software for the design, manufacture and support of high frequency electronics and communications devices;

    - SEMICONDUCTOR PRODUCTS, which provides fiber optic communications devices and assemblies, integrated circuits for wireless applications, application-specific integrated circuits, optoelectronic devices and image sensors;

    - HEALTHCARE SOLUTIONS, which provides patient monitoring, ultrasound imaging and cardiology products and systems; and

    - CHEMICAL ANALYSIS, which provides analytical instruments, systems and services for chromatography, spectroscopy and bio-instrumentation.

    Agilent Technologies sells such products primarily through its direct sales force, but it also utilizes distributors, resellers, telesales and electronic commerce. It employs approximately 42,000 people worldwide. It has major research and development and manufacturing sites in California, Colorado, Delaware, Massachusetts and Washington in the United States and in China, Germany, Japan, Korea, Malaysia, Singapore and the United Kingdom.

ITEM 2. PROPERTIES.

    The principal executive offices of HP are located at 3000 Hanover Street, Palo Alto, California 94304. As of October 31, 1999, we owned or leased a total of approximately 45.3 million square feet of space worldwide, including 2 million square feet currently occupied by Agilent Technologies. We believe that our existing properties are in good condition and suitable for the conduct of our business.

    Our plants are equipped with machinery, most of which is owned and is in part developed by us to meet the special requirements for manufacturing computers, peripherals and systems. At the end of fiscal 1999, we were productively utilizing the vast majority of the space in our facilities, while actively disposing of space determined to be excess.

    We anticipate that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment from continuing operations amounted to $1.1 billion in fiscal 1999, $1.6 billion in fiscal 1998 and $1.8 billion in fiscal 1997.

    As of October 31, 1999, our sales and support operations occupied approximately 13.1 million square feet, of which approximately 3.6 million square feet were located within the United States. We own 45% of the space used for marketing activities and lease the remaining 55%.

    HP's manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 30.2 million square feet, of which approximately 22 million square feet were located within the United States. We own 62% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 38%. None of the property owned by us is held subject to any major encumbrances.

    As indicated above, HP has three principal business segments: Imaging and Printing Systems, Computing Systems and IT Services. Because of the interrelation of these three segments, substantially all of the properties are used at least in part by each of these segments, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

    The locations of HP's headquarters of geographic operations are listed below:

HEADQUARTERS OF GEOGRAPHIC OPERATIONS

AMERICAS                          EUROPE, AFRICA, MIDDLE EAST       ASIA PACIFIC
Cupertino, California             Geneva, Switzerland               Hong Kong

    The locations of HP's major product development and manufacturing facilities and Hewlett-Packard Laboratories are listed below:

PRODUCT DEVELOPMENT AND MANUFACTURING

AMERICAS                       Richardson, Texas              Barcelona, Spain
Cupertino, Costa Mesa,         Salt Lake City, Utah           Bristol, United Kingdom
Mountain View, Palo Alto,      Chester, Richmond and          ASIA PACIFIC
Roseville, San Diego,          Sandston, Virginia             Melbourne, Australia
Santa Clara, Santa Monica,     Vancouver, Washington          Shanghai, China
Sunnyvale and                  Sao Paulo, Brazil              Bangalore, India
Woodland, California           Guadalajara, Mexico            Hachioji, Kobe and
Fort Collins and               EUROPE                         Komiya, Japan
Greeley, Colorado              Grenoble and                   Singapore
Boise, Idaho                   Isle D'Abeau, France           Taiwan
Corvallis, Oregon              Boeblingen, Germany            HEWLETT-PACKARD LABORATORIES
Aguadilla, Puerto Rico         Dublin, Ireland                Palo Alto, California
Memphis, Tennessee             Amsterdam and                  Haifa, Israel
                               Amersfoort, The Netherlands    Bristol, United Kingdom

ITEM 3. LEGAL PROCEEDINGS.

    There are presently no pending legal proceedings, other than routine litigation incidental to HP's business, to which we are a party or to which any of our property is subject.

    HP is a party to, or otherwise involved in, proceedings brought by federal or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA. We are also conducting environmental investigations or remediations at several of its current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. Any liability from such proceedings, in the aggregate, is not expected to be material to the operations or financial position of HP.

    In November 1999, in settlement of an administrative complaint filed in 1998 that alleged violations of the Toxic Substances Control Act ("TSCA"), HP entered into a consent agreement with the United States Environmental Protection Agency under which we agreed to pay a civil penalty of $112,500, to have a ten-month post-enforcement audit of specified operations conducted by a third party and to pay civil penalties in stipulated amounts for any violations that may be discovered in that audit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS.

    Information regarding the market prices of HP's common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 below and the cover page of this Form 10-K, which is incorporated herein by reference, respectively. We have paid cash dividends each year since 1965. The current rate is $0.16 per share per quarter. As of November 30, 1999, there were approximately 127,900 shareholders of record. Additional information concerning dividends may be found in the following sections of this Form 10-K, which are incorporated herein by reference: "Selected Financial Data" in Item 6 below and "Consolidated Statement of Cash Flows," "Consolidated Statement of Stockholders' Equity" and "Quarterly Summary" in Item 8 below.

ITEM 6. SELECTED FINANCIAL DATA.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA

FOR THE YEARS ENDED OCTOBER 31
IN MILLIONS EXCEPT PER SHARE AMOUNTS               1999       1998       1997       1996       1995
------------------------------------             --------   --------   --------   --------   --------
Net revenue....................................  $42,370    $39,419    $35,465    $31,613    $25,381
Earnings from operations.......................  $ 3,688    $ 3,399    $ 3,405    $ 2,926    $ 2,818
Net earnings from continuing operations........  $ 3,104    $ 2,678    $ 2,515    $ 2,085    $ 1,973

Net earnings per share, continuing operations
  Basic........................................  $  3.08    $  2.59    $  2.45    $  2.05    $  1.93
  Diluted......................................  $  2.97    $  2.52    $  2.38    $  1.98    $  1.87
Cash dividends per share.......................  $   .64    $   .60    $   .52    $   .44    $   .35

At year-end:
  Assets--continuing operations................  $31,764    $28,624    $26,681    $22,934    $19,950
  Assets--total................................  $35,297    $31,708    $29,852    $25,977    $22,802
  Long-term debt...............................  $ 1,764    $ 2,063    $ 3,158    $ 2,579    $   663

------------------------

Note:

HP's consolidated financial statements and notes for all periods present Agilent Technologies' businesses as a discontinued operation. See further discussion in notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   UNAUDITED

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

    HP's Consolidated Financial Statements for all periods present Agilent Technologies as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30. Unless otherwise indicated, the following discussion relates to HP's continuing operations.

RESULTS OF OPERATIONS

    In 1999, HP reported net revenue growth of 7% following 11% growth in 1998. HP continued to experience favorable market acceptance of its personal computer and imaging and printing products. However, continued aggressive pricing in personal computer and printer products and sluggish performance in UNIX-Registered Trademark- servers and enterprise storage impacted 1999 net revenue growth and related operating margins. Net revenue grew 4% during the first half of 1999 reflecting continued weakness in Asia; however, net revenue grew 11% during the second half, driven by strong product positions in most of our businesses and economic improvement in Asia. Cost and expense controls implemented by HP during the second half of 1998 had a favorable impact on operating results in 1999, offsetting the impact of the slowdown in full-year revenue growth. As a result, full-year operating and net profit margins were higher than in 1998 and net earnings from continuing operations increased 16% in 1999 compared with a 6% increase in 1998.

    Net revenue growth of 7% in 1999 was driven primarily by growth in the Imaging and Printing Systems segment, while the 11% revenue growth in 1998 resulted primarily from strong performance in the Computing Systems and Imaging and Printing Systems segments.

    Compared to 1998, international revenue increased 9% in 1999 to $23.4 billion, while U.S. revenue grew 6% to $19.0 billion. In 1998, international revenue increased 10% and U.S. revenue increased 13% compared to 1997. Fluctuations in currency rates had minimal impact on net revenue growth in 1999, while they adversely impacted net revenue growth in 1998 by approximately 4 percentage points.

    Costs, expenses and earnings as a percentage of net revenue were as follows for the years ended October 31:

                                                        1999       1998       1997
                                                      --------   --------   --------
Cost of products sold and services..................   70.1%      70.5%      69.1%
Research and development............................    5.8%       6.0%       6.2%
Selling, general and administrative.................   15.4%      14.8%      15.1%
Earnings from operations............................    8.7%       8.6%       9.6%
Net earnings from continuing operations.............    7.3%       6.8%       7.1%

    Cost of products sold and services as a percentage of net revenue was 70.1% in 1999, compared with 70.5% in 1998 and 69.1% in 1997. The decrease in the cost of sales percentage in 1999 versus 1998 was driven by the Computing Systems segment; however, this decrease was partially offset by an increase in cost of sales in the IT Services segment. The increase in the 1998 cost of sales percentage versus 1997 was attributable primarily to the Computing Systems and Imaging and Printing Systems segments. HP expects

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

some continued upward pressure on cost of sales as a result of factors such as ongoing competitive pricing pressures.

    Total operating expenses, composed of research and development and selling, general and administrative expenses, increased 9% in both 1999 and 1998. In both years, expense growth was moderated as a result of hiring controls implemented in 1998 and increased use of outsourcing where appropriate and cost effective. Research and development expense increased 3% in 1999 versus 1998 and 9% in 1998 when compared to 1997. The increase in spending reflects our continuing investment in design and development for new computing systems and new technologies in imaging and printing systems. Selling, general and administrative expenses increased 11% in 1999 versus 1998 and 9% in 1998 when compared to 1997. In both 1999 and 1998, the growth is due primarily to increased selling costs related to revenue growth as well as increased marketing costs from the continued introduction of new products and spending to support our e-services initiatives. In addition, in 1999, selling, general and administrative expenses increased as a result of costs incurred to realign HP into two separate companies. These costs consisted primarily of expenses to effect the spin-off of Agilent Technologies that were incurred prior to the July 31, 1999 measurement date for discontinued operations accounting and other expenses composed primarily of retention incentives given to continuing HP employees involved in effecting the spin-off. These costs had approximately a one percentage point impact on the overall selling, general and administrative expense growth rate in 1999 when compared to 1998.

    Interest income and other, net, increased $178 million in 1999 versus 1998 following a $152 million increase in 1998 when compared to 1997. The increase in both years was attributable primarily to an increase in interest income associated with higher average cash and investment balances.

    HP's tax rate was 26% in 1999, 27.5% in 1998 and 29.5% in 1997. The year-to-year decreases are the result of changes in the mix of our pre-tax earnings in various tax jurisdictions throughout the world.

    As reported, net earnings from continuing operations increased 16% to $3.1 billion in 1999, compared to a 6% increase to $2.7 billion in 1998. As a percentage of net revenue, net earnings from continuing operations were 7.3% in 1999, compared to 6.8% in 1998 and 7.1% in 1997.

    Earnings from discontinued operations include the results of the businesses that comprise Agilent Technologies. Earnings from discontinued operations through the July 31, 1999 measurement date for discontinued operations accounting were $387 million for the nine months ended July 31, 1999, $267 million in 1998 and $604 million in 1997. For the period from August 1, 1999 through the spin-off, net earnings from Agilent Technologies are expected to exceed the estimated costs to effect the spin-off. The excess net earnings over these costs will be recognized once the net earnings realized exceed the total estimated costs of the spin-off.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

SEGMENT INFORMATION

    The following is a discussion of operating results for each of HP's business segments. A description of products and services as well as financial data for each segment can be found in the "Segment Information" note to consolidated financial statements.

IMAGING AND PRINTING SYSTEMS

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Net revenue.................................................  $18,902    $17,046    $15,986
Earnings from operations....................................  $ 2,305    $ 2,050    $ 2,037

    Imaging and Printing Systems' net revenue grew 11% in 1999 from 1998, following a 7% increase in 1998 when compared to 1997. Net revenue growth in both years benefited from strong sales of printer hardware and supplies. Despite very strong unit growth, dollar growth was constrained by declines in average selling prices and shifts to low-end products.

    Net revenue growth in printer hardware in 1999 was driven by strong sales of newly introduced home printers, personal/workgroup office printers and scanning devices. Home printers benefited from positive acceptance of low-end desktop printers, while color lasers drove strong growth in personal/workgroup office printers and made solid inroads in the office department category. Higher unit shipments of new products fueled the increase in scanning devices, despite a sharp decline in average selling prices. Growth in printer hardware in 1998 versus 1997 benefited from strong sales of personal/workgroup office printers as a result of the successful introduction of new monochrome and wide format printers. Growth in printer supplies in both years was attributable to the continued growth in the installed base, the growth of the Internet and a shift to the next generation of printer supply technologies.

    Earnings from operations as a percentage of net revenue were 12.2% in 1999, compared to 12.0% in 1998 and 12.7% in 1997. In 1998, Imaging and Printing Systems incurred approximately $120 million of charges primarily for voluntary employee severance programs and fixed asset write-downs related to outsourcing certain production operations. The decision to outsource these operations was made to provide flexibility in manufacturing in the future. Adjusting for these charges, earnings from operations as a percentage of net revenue would have been 12.7% in 1998.

    The adjusted 0.5 percentage point decrease in earnings from operations as a percentage of net revenue in 1999 was driven by higher component costs attributable to the strengthening Japanese yen and a shift toward lower-margin personal/workgroup office printers. This decrease was partially offset by strong sales of higher-margin printer supplies and high volume shipments of newly introduced home printers. The unchanged performance in the adjusted earnings from operations ratio in 1998 when compared to 1997 reflected lower average selling prices of home printers offset by strong sales of higher-margin supplies and lower component costs associated with the weakening Japanese yen when compared to 1997. In both years, earnings from operations as a percentage of net revenue were favorably impacted by expense controls implemented beginning in the second half of 1998. However, the impact of these controls were offset by investments made to develop next generation technologies and additional selling and marketing expenses to promote new Imaging and Printing products.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

COMPUTING SYSTEMS

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Net revenue.................................................  $18,435    $17,775    $15,500
Earnings from operations....................................  $   856    $   515    $   581

    Computing Systems' net revenue increased 4 percent in 1999 versus 1998, following a 15 percent increase in 1998 when compared to 1997. Strong unit shipments in a number of PC and information storage products drove revenue growth in both years. However, actions designed to maintain market share against intense competition, particularly in 1998, contributed to declines in the average selling prices in these products, resulting in unit volume growth that outpaced revenue growth. UNIX-Registered Trademark- server and enterprise storage revenue growth in 1999 was unfavorably impacted by the change in high-end storage strategy and certain product transitions, while 1998 revenue growth benefited from strong market acceptance of new product introductions.

    Computing Systems' revenue growth in 1999 reflected strong unit shipments of home PCs and increased sales of information storage products and mobile PCs. High-end UNIX-Registered Trademark- servers introduced in prior years also contributed to revenue growth in 1999. However, weakness in sales of low-end and mid-range servers, primarily in North America, and a transition to a new high-end enterprise storage strategy in mid-1999 had a moderating impact on overall revenue growth in 1999.

    Revenue growth of 15% in 1998 was due to strong unit shipments of home and business desktop PCs. New high-end UNIX-Registered Trademark- server products introduced in 1997 and 1998 also contributed to revenue growth in 1998. Sales of these new products also favorably impacted sales of mid-range
UNIX-Registered Trademark- servers and enterprise storage products in 1998.

    Earnings from operations as a percentage of net revenue were 4.6% in 1999, compared to 2.9% in 1998 and 3.7% in 1997. The 1.7 percentage point increase in 1999 versus 1998 was attributable primarily to favorable component prices for business desktop PCs and some enterprise storage products, improved PC inventory management and a shift towards higher-margin enterprise storage products. This was partially offset by the continued decline in average selling prices and a shift towards low-end PC products. The 0.8 percentage point decline in 1998 earnings from operations as a percentage of net revenue reflected a higher sales mix of low-end home PCs, a shift toward lower-margin PC servers and intense competitive pricing on several PC products. This impact was partially offset by declines in component costs and increased sales of higher-margin
UNIX-Registered Trademark- servers and enterprise storage products. Expense controls implemented during the second half of 1998 and improved operational efficiencies had a favorable impact on the earnings from operations ratio in both years.

IT SERVICES

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Net revenue.................................................   $5,916     $5,242     $4,804
Earnings from operations....................................   $  636     $  785     $  797

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

    IT Services net revenue increased 13% in 1999 versus 1998, following a 9% increase in 1998 when compared to 1997. In both years, strong growth in support revenue was moderated by lower growth rates in professional services, which include consulting and outsourcing services, and financing which represents our leasing portfolio.

    The 13% growth in 1999 revenue was driven primarily by support services. The growth in support revenue reflected the strong performance of mission critical, a customer service program that provides support for mission critical systems, and networking services. Outsourcing revenue growth was strong; however, consulting revenue grew nominally versus 1998. Financing revenue growth in 1999 was unfavorably impacted by lower rental starts and a more competitive UNIX-Registered Trademark- environment.

    Revenue growth in 1998 was also attributable to strong growth in support revenue due primarily to success in mission critical and NT customer service programs. Revenue growth from professional services was moderate, reflecting economic weakness in Asia and management's efforts to focus on profitable revenue growth. An increase in sales-type leases also resulted in moderate financing revenue growth in 1998.

    Earnings from operations as a percentage of net revenue were 10.8% in 1999, compared to 15.0% in 1998 and 16.6% in 1997. The decrease in 1999 reflected lease portfolio recoverability costs related primarily to the transition to a new high-end enterprise storage strategy, and reduced profitability attributable to slower growth of new services, competitive pricing, and an increase in the number of consultants to support future growth. Operating expenses also increased as a result of investment in service and support technologies and marketing expenses related to our e-services initiatives. The decrease in earnings from operations as a percentage of net revenue in 1998 was due primarily to higher costs of sales in consulting and outsourcing services and competitive pricing pressures within support services.

LIQUIDITY AND CAPITAL RESOURCES

    HP's financial position remained strong throughout 1999, with cash and cash equivalents and short-term investments increasing to $5.6 billion at October 31, 1999 compared to $4.1 billion at October 31, 1998. Long-term investments, relatively low levels of debt compared to assets, and a large equity base contribute to HP's financial flexibility. During 1999, cash flows from operating activities and net proceeds from borrowings were used to fund repurchases of HP's common stock and purchases of property, plant and equipment. Additionally, HP increased dividends per share paid in both 1999 and 1998.

    Operating activities generated $3.1 billion of cash in 1999, compared to $4.8 billion in 1998 and $3.4 billion in 1997. The decrease in cash generated in 1999 resulted primarily from higher investments in receivables and inventories due to growth, and from timing of tax payments. The increase in cash generated in 1998 compared to 1997 was due primarily to the decrease in HP's inventory levels during 1998.

    Inventory as a percentage of net revenue decreased to 11.5% in 1999 from 11.9% in 1998 as progress in supply chain management continued. Accounts and financing receivables as a percentage of net revenue were 18.5% in 1999 and 16.7% in 1998. The higher ratio in 1999 reflected primarily an increase in sales-type lease financing receivables.

    Capital expenditures were $1.1 billion in 1999, compared to $1.6 billion in 1998 and $1.8 billion in 1997. Net property, plant and equipment as a percentage of net revenue was 10.2% in 1999 and 12.4% in

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

1998. The decreases in the fixed asset ratio and related capital expenditures in 1999 and 1998 reflect increased outsourcing of certain production processes, consolidation of operations to improve space utilization, and HP's emphasis on cost controls.

    HP invests excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short-term borrowings increased in 1999 due to the use of short-term debt to meet short-term working capital requirements. Maturities of long-term debt totaling $1.0 billion were repaid as scheduled in 1999. In 1998, net receipts from maturities of short-term investments were used to pay down both short- and long-term debt. At
October 31, 1999, HP had an unused committed borrowing facility in place totaling $1.0 billion.

    HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans, and under a separate incremental plan authorizing purchases in the open market or in private transactions. In 1999, 31 million shares were repurchased under these plans for an aggregate price of $2.6 billion. In 1998, 43 million shares were repurchased under these plans for $2.4 billion. During 1999, HP's Board of Directors authorized an additional $2.0 billion of future repurchases under these two programs in the aggregate. As of October 31, 1999, HP had authorization for remaining future repurchases under the two programs of approximately $1.4 billion. In November 1999, the Board of Directors authorized an additional $2.0 billion in future repurchases under the plans resulting in remaining authorized repurchases totaling $3.4 billion.

    On November 1, 1999, HP provided initial funding of approximately $1.1 billion to Agilent Technologies. On November 23, 1999, Agilent Technologies closed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of $2.1 billion to HP.

FACTORS THAT COULD AFFECT FUTURE RESULTS

COMPETITION

    We encounter aggressive competition in all areas of our business. We have numerous competitors, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Product life cycles are short. To remain competitive, HP must be able to develop new products and periodically enhance our existing products. In particular, we anticipate that we will have to continue to lower the prices of many of our products to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of our markets, we may not be able to compete successfully against current and future competitors, and the competitive pressures we face could harm our business and prospects.

NEW PRODUCT INTRODUCTIONS

    If we cannot continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may lose market share and our future revenue and earnings may suffer. The process of developing new high technology products and services is complex and uncertain. We must accurately anticipate customers' changing needs and emerging technological trends. We consequently must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. After

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

a product is developed, we must be able to manufacture sufficient volumes quickly at low enough costs. To do this we must accurately forecast volumes, mix of products and configurations. Additionally, the supply and timing of a new product or service must match customers' demand and timing for the particular product or service. Given the wide variety of systems, products and services that HP offers, the process of planning production and managing inventory levels becomes increasingly difficult.

RELIANCE ON THIRD PARTY DISTRIBUTION CHANNELS AND INVENTORY MANAGEMENT

    We use third-party distributors to sell our products, especially printers and personal computers, in order to accommodate changing customer preferences. As a result, the financial soundness of our wholesale and retail distributors, and our continuing relationships with these distributors, are important to HP's success. Some of these distributors may have insufficient financial resources and may not be able to withstand changes in business conditions. Our revenue and earnings could suffer if our distributors' financial condition or operations weaken or if our relationship with them deteriorates.

    Additionally, inventory management becomes increasingly complex as we continue to sell a significant mix of products through distributors. Third party distributors constantly adjust their product orders from us in response to:

    - The supply of our and our competitors' products available to the distributor,

    - The timing of new product introductions and relative features of the products, and

    - Seasonal fluctuations in end-user demand, such as back-to-school and holiday buying.

    Distributors may increase orders during times of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.

SHORT PRODUCT LIFE CYCLE

    The short life cycles of many of our products pose a challenge for us to manage effectively the transition from existing products to new products. If we do not manage the transition effectively, our revenue and earnings could suffer. Among the factors that make a smooth transition from current products to new products difficult are: delays in product development or manufacturing, variations in product costs, and delays in customer purchases of existing products in anticipation of new product introductions. Our revenue and earnings could also suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially true when a competitor introduces a new product just before our own product introduction. Further, our new products may replace or compete with certain of our own current products.

INTELLECTUAL PROPERTY

    We generally rely upon patent, copyright, trademark and trade secret laws in the United States and in certain other countries, and agreements with our employees, customers and partners, to establish and maintain our proprietary rights in our technology and products. However, any of our intellectual proprietary rights could be challenged, invalidated or circumvented. Our intellectual property may not necessarily provide significant competitive advantages. Also, because of the rapid pace of technological change in the information technology industry, many of our products rely on key technologies developed

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

by other third parties, and we may not be able to continue to obtain licenses from these third parties. Third parties may claim that we are infringing their intellectual property. Even if we do not believe that our products are infringing third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer.

RELIANCE ON SUPPLIERS

    Our manufacturing operations depend on our suppliers' ability to deliver quality components and products in time for us to meet critical manufacturing and distribution schedules. We sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts. If shortages or delays persist, our operating results could suffer until other sources can be developed. In order to secure components for the production of new products, at times we make advance payments to suppliers, or we may enter into noncancelable purchase commitments with vendors. If the prices of these component parts then decrease after we have entered into binding price agreements, our earnings could suffer. Further, we may not be able to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations needed. Conversely, a temporary oversupply of these parts could also affect our operating results.

INTERNATIONAL

    Sales outside the United States make up more than half of our revenues. A portion of our product and component manufacturing, along with key suppliers, are also located outside of the United States. Our future earnings or financial position could be adversely affected by a variety of international factors, including:

    - Changes in a country or region's political or economic conditions,

    - Trade protection measures,

    - Import or export licensing requirements,

    - The overlap of different tax structures,

    - Unexpected changes in regulatory requirements,

    - Differing technology standards,

    - Problems caused by the conversion of various European currencies to the Euro (see "Adoption of the Euro" section which follows), and

    - Natural disasters.

MARKET RISK

    We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. We are also exposed to interest rate risk inherent in our debt and investment portfolios. Our risk management strategy uses

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into derivatives for trading purposes. See also the "Financial Instruments--Off-Balance-Sheet Foreign Exchange Risk" and "Borrowings" notes to the consolidated financial statements for more detailed information.

    We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures described above, and a hypothetical 10% adverse movement in interest rates applied to our debt and investment portfolios. As of October 31, 1999 and 1998, the analysis indicated that these hypothetical market movements would not have a material effect on HP's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis; however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and HP's actual exposures and hedges.

ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES

    In the normal course of business, HP frequently engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although completion of a transaction is unlikely to have a material effect on our financial position, results of operations or cash flows taken as a whole, it may contribute to our financial results differing from the investment community's expectations in a given quarter. Divestiture of a part of our business may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require us to integrate with a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market products with our products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of the entity into HP depends on a variety of factors, including:

    - The hiring and retention of key employees,

    - Management of facilities in separate geographic areas, and

    - The integration or coordination of different research and development and product manufacturing facilities.

    All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

EARTHQUAKE

    Our corporate headquarters, a portion of our research and development activities, other critical business operations and certain of our suppliers are located near major earthquake faults. The ultimate impact on HP, our significant suppliers and our general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. We are predominantly uninsured for losses and interruptions caused by earthquakes.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

ENVIRONMENTAL

    Some of our operations use substances regulated under various federal, state, and international laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. We record a liability for environmental remediation and related costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. Environmental costs are presently not material to our results of operations or financial position.

PROFIT MARGIN

    Our profit margins vary somewhat among our products, customer groups and geographic markets. Consequently, our overall profitability in any given period is partially dependent on the product, customer and geographic mix reflected in that period's net revenue.

STOCK PRICE

    HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

    - Our, or a competitor's, announcement of new products, services or technological innovations,

    - Quarterly increases or decreases in our earnings,

    - Changes in revenue or earnings estimates by the investment community, and

    - Speculation in the press or investment community.

    General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect HP's stock price. For these reasons, investors should not rely on recent trends to reliably predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

EARNINGS FLUCTUATIONS

    Although we believe that we have the products and resources needed for continuing success, we cannot reliably predict future revenue and margin trends. Actual trends may cause us to adjust our operations, which could cause period-to-period fluctuations in our earnings.

PLANNED SPIN-OFF OF AGILENT TECHNOLOGIES

    HP has announced that it intends to distribute to its stockholders all of the common stock of Agilent Technologies that HP owns by July 31, 2000, although HP is not obligated to do so. This distribution may not occur by that date or at all. Further, HP may not obtain the benefits we expect as a result of this distribution, such as greater strategic focus on our core computing and imaging and printing businesses. In addition, HP's consolidated financial statements do not reflect what the financial position, results of operations and cash flows of HP would have been had Agilent Technologies been a separate stand-alone entity during the periods presented.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

YEAR 2000

    The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

JANUARY 2000 UPDATE

    Through the first week of the year 2000, HP's operations around the world are fully functioning and have not experienced any significant issues associated with the Year 2000 problem (as described below). Our customer-support operations continue to communicate to us that HP customers have not reported any consequential Year 2000 incidents. The number of Year 2000-related telephone calls from customers into HP's response centers and customer-care centers has been much lower than anticipated. At HP sites worldwide, we have not experienced any significant Year 2000-related issue that would affect our ability to manufacture, ship, sell or service our products. While we are encouraged by the success of our Year 2000 efforts and that of our customers and partners, HP will continue to offer Year 2000 support to customers and monitor our own operations.

YEAR 2000 READINESS OVERVIEW

    The Year 2000 problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read, or attempt to read, "00" as the year 1900. There are two other related issues that could also lead to incorrect calculations or failure: some systems' programming assigns special meaning to certain dates, and the year 2000 is a leap year. Accordingly, some computer hardware and software, including programs embedded within machinery and parts, need to be modified prior to the year 2000 to remain functional. Our
Year 2000 initiatives are focusing primarily on four areas of potential impact: internal information technology ("IT") systems; internal non-IT systems and processes, including services and embedded chips (controllers); our products and services; and the readiness of significant third parties with whom we have material business relationships. In 1997, HP established a Year 2000 Program Office to coordinate these programs for all of its businesses across the enterprise and to provide a single point of contact for information about Year 2000 programs. The Year 2000 efforts in these areas are led by the Year 2000 general manager who reports directly to HP's senior management.

    The costs associated with our IT internal readiness actions are a combination of incremental external spending and the use of existing internal resources. We estimate that over the life of our IT internal readiness effort, we will have spent a total of approximately $160 million over a multi-year period. Based on current estimates, we do not believe that the costs associated with these actions will have a material effect on our results of operations, cash flows or financial condition. However, the costs of these actions may vary from quarter to quarter, and we cannot assure you that there will not be a delay in, or increased costs associated with, the implementation of these changes. In addition, failure to achieve Year 2000 readiness for our internal systems and processes could delay our ability to manufacture and ship products and deliver services, disrupt our customer service and technical support facilities and interrupt customer access to our online products and services. Our inability to perform these functions could have an adverse effect on our future results of operations, cash flows or financial condition.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

INTERNAL IT SYSTEMS

    HP established a dedicated Year 2000 IT Internal Readiness Program organization to oversee the worldwide Year 2000 internal IT application and infrastructure readiness activities for all its businesses. The Internal Readiness IT Program organization has provided monthly progress reports to HP's senior management. The Internal Readiness IT Program organization was charged with raising awareness throughout HP, developing tools and methodologies for addressing the Year 2000 issue, monitoring the development and implementation of business and infrastructure plans to bring non-compliant applications into compliance on a timely basis, and identifying and helping resolve high-risk issues.

    We approached our Year 2000 IT internal readiness program in four phases:
(1) assessment, (2) planning, (3) preparation and (4) implementation. The assessment phase involved taking an inventory of our internal IT applications to prioritize risk, identifying failure dates, defining a solution strategy, estimating repair costs and communicating across and within business units regarding the magnitude of the problem and the need to address Year 2000 issues. The planning phase consisted of identifying the tasks necessary to ensure readiness, scheduling remediation plans for applications and infrastructure and determining resource requirements and allocations. The third phase, preparation, involved readying the development and testing environments and piloting the remediation process. Implementation, the last phase, consisted of executing the plans to fix, test and implement critical applications and associated infrastructure, and putting into place contingency plans for processes that have a high impact on our businesses. As of October 31, 1999, the implementation phase was virtually complete.

INTERNAL NON-IT SYSTEMS AND PROCESSES

    Non-IT systems include, but are not limited to, those systems that are not commonly thought of as IT systems, such as telephone/PBX systems; fax machines; facilities systems regulating alarms, building access and sprinklers; manufacturing, assembly and distribution equipment; and other miscellaneous systems and processes. Year 2000 readiness for these internal non-IT systems is the responsibility of our worldwide operating units and their respective functions and operations, e.g., facilities, research and development, manufacturing, distribution, logistics, sales and customer support.

    The Year 2000 Program Office has developed a comprehensive process to ensure all operations and global business units use a structured and standardized methodology to organize, plan and implement their Year 2000 readiness.

    HP has also established a Year 2000 Council to coordinate its overall internal readiness and its business continuity planning efforts. The Council is composed of representatives from the major business units within HP and the critical corporate and infrastructure functions that support them. The council is chaired by the Year 2000 general manager and has initiated a comprehensive program to ensure timely and consistent business continuity planning by all of HP's business units. As of October 31, 1999, HP had finished virtually all Year 2000 testing, internal mitigation and remediation activities, and business contingency plans.

PRODUCT AND CUSTOMER READINESS

    Our newly introduced products are Year 2000 compliant. However, some hardware and software products currently installed at customer sites will require upgrade or other remediation. Some of these products are used in critical applications in which the impact of non-performance to these customers and

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

other parties could be significant. While we believe our customers are responsible for the Year 2000 readiness of their IT and business environments, we are taking significant steps to enable customers to achieve their readiness goals, thereby preserving our customers' satisfaction and our brand reputation. In 1997, HP established a dedicated Year 2000 Product Compliance Program Office to coordinate worldwide Year 2000 product compliance activities for all its businesses. The Product Compliance Program Office is charged with developing and overseeing implementation of plans to identify all standard products delivered since January 1, 1995; to test those products for compliance; to identify an appropriate path to compliance for non-compliant standard products; and to communicate the status and necessary customer action for non-compliant standard products.

    HP has an Internet web site dedicated to communicating Year 2000 issues to a broad customer base. This web site includes a product compliance search page that allows customers to look up the status of HP products they have installed. Most of our key business groups have complementary Internet web sites dedicated to similar communication to their specific customers. We are taking additional steps to identify affected customers, raise customer awareness related to non-compliance of some products and help customers to assess their risks.

    All of these efforts are coordinated by the HP Year 2000 Products and Customers Board of Directors, which is composed of representatives from all of HP's product and service business units. The board works in conjunction with the Product Compliance Program Office to develop and implement HP's Year 2000 policies for products and services. The Year 2000 general manager chairs the board.

    The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing engineering spending levels. These costs were incurred primarily in 1998 and earlier years and were not broken out from other product engineering costs. Past Year 2000 customer satisfaction costs have not been material. Future product readiness costs, including those for customer satisfaction, are not anticipated to be material. We are aware of the potential for legal claims against us and other companies for damages arising from products that are not Year 2000 compliant. We believe that we have taken sufficient communication and customer satisfaction steps so that any claims would not result in material liability for us.

    It is unknown how significantly Year 2000 issues may have affected or could affect customer spending patterns. As customers focused their attention on preparing their own businesses for the Year 2000, they may have delayed purchases of new applications, services and systems from HP. As a result, this may affect our future revenues and revenue patterns. However, there is no information to date that any such impact would materially affect our revenue growth.

MATERIAL THIRD-PARTY RELATIONSHIPS

    We have developed a Year 2000 process for dealing with our key suppliers, contract manufacturers, distributors, vendors and partners. The process generally involves the following steps: (1) initial supplier survey; (2) risk assessment and contingency planning; (3) follow-up supplier reviews and escalation, if necessary; and (4) where relevant, testing. We received formal responses from substantially all of our critical suppliers. Most of them responded that they expected to address all their significant Year 2000 issues on a timely basis. We regularly reviewed and monitored the suppliers' Year 2000 readiness plans and performance. Based on our risk assessment, selective on-site reviews were performed. Risk analysis was completed with our base of suppliers and contingency plans were developed and tested. All critical surveys

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

and testing efforts were completed by June 1, 1999. In some cases, to meet
Year 2000 readiness, we have replaced suppliers or eliminated suppliers from consideration for new business. Where efforts to work with critical suppliers have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers, or in certain situations includes a planned increase in the level of inventory held (e.g., in the case of sole sources). We also contracted with multiple transportation companies to provide product delivery alternatives and we conducted Electronic Data Interchange ("EDI") migration and testing with our supply base.

    We identified and analyzed the most reasonably likely worst-case scenarios for third-party relationships affected by Year 2000. These scenarios included possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages due to hoarding of products and sub-assemblies, and failures of communications and financial systems. Any one of these scenarios could have had a major and material effect on our ability to build our products and deliver services to our customers. While we have contingency plans in place to address most issues under our control, an infrastructure problem outside of our control or some combination of several of these problems could have resulted in a delay in product shipments depending on the nature and severity of the problems. We expected that most utilities and service providers would be able to restore service within days, although more pervasive system problems involving multiple providers could have lasted two to four weeks or more depending on the complexity of the systems and the effectiveness of their contingency plans.

    Although we have been dedicating substantial resources towards attaining Year 2000 readiness, we cannot assure you that we can successfully identify and address all Year 2000 issues. Even though we are confident we have acted in a timely manner to complete all of our assessments; to identify, develop and implement remediation plans believed to be adequate; and to develop contingency plans believed to be adequate; some problems may not be identified or corrected in time to prevent material adverse consequences to us.

    The discussion above regarding estimated completion dates, costs, risks and other forward-looking statements regarding Year 2000 is based on our best estimates given information that is currently available and is subject to change. As we conclude our Year 2000 initiatives during the remainder of the calendar year 2000, we may discover that actual results will differ materially from these estimates.

ADOPTION OF THE EURO

    HP has established a dedicated task force to address the issues raised by the introduction of a European single currency, the Euro. The Euro's initial implementation was effective as of January 1, 1999, and the transition period will continue through January 1, 2002. On January 1, 1999, we began converting our product prices from local currencies to Euros as required. At an appropriate point during the transition period, product prices in participating countries will be established and stored in Euros, and converted to local denominations. We implemented system changes to give multi-currency capability to the few internal applications that did not yet have this capability, and to ensure that external partners' systems processing Euro conversions are compliant with the European Council regulations.

    We have developed plans to support display and printing of the Euro character by impacted HP products. Some products are currently able to perform these functions, while plans are still in process for other products.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                   UNAUDITED

    The conversion to the Euro has not had a material effect on our foreign exchange and hedging activities or our use of derivative instruments, and we do not presently expect that it will. It has not materially increased our costs and we do not expect that it will. All costs associated with the conversion to the Euro are expensed to operations as incurred. While we will continue to evaluate the impact of the Euro conversion over time, based on currently available information, we do not believe that the conversion to the Euro currency will have a material adverse impact on our consolidated financial condition, cash flows or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. HP will adopt the standard no later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the first quarter of HP's fiscal year 2001. HP is in the process of determining the impact that adoption will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    For quantitative and qualitative disclosures about market risk affecting HP, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 7 above, which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS


Report of Independent Accountants...........................        27

Consolidated Statement of Earnings..........................        28

Consolidated Balance Sheet..................................        29

Consolidated Statement of Cash Flows........................        30

Consolidated Statement of Stockholders' Equity..............        31

Notes to Consolidated Financial Statements..................        32

Quarterly Summary...........................................        54

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
  HEWLETT-PACKARD COMPANY

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Hewlett-Packard Company and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
November 23, 1999

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

FOR THE YEARS ENDED OCTOBER 31
IN MILLIONS EXCEPT PER SHARE AMOUNTS                            1999       1998       1997
------------------------------------                          --------   --------   --------
Net revenue:
  Products..................................................  $36,178    $33,836    $30,400
  Services..................................................    6,192      5,583      5,065
                                                              -------    -------    -------
    Total net revenue.......................................   42,370     39,419     35,465
                                                              -------    -------    -------
Costs and expenses:
  Cost of products sold.....................................   25,498     24,295     21,326
  Cost of services..........................................    4,222      3,495      3,198
  Research and development..................................    2,440      2,380      2,191
  Selling, general and administrative.......................    6,522      5,850      5,345
                                                              -------    -------    -------
    Total costs and expenses................................   38,682     36,020     32,060
                                                              -------    -------    -------
Earnings from operations....................................    3,688      3,399      3,405
Interest income and other, net..............................      708        530        378
Interest expense............................................      202        235        215
                                                              -------    -------    -------
Earnings from continuing operations before taxes............    4,194      3,694      3,568
Provision for taxes.........................................    1,090      1,016      1,053
                                                              -------    -------    -------
Net earnings from continuing operations.....................    3,104      2,678      2,515

Net earnings from discontinued operations...................      387        267        604
                                                              -------    -------    -------
Net earnings................................................  $ 3,491    $ 2,945    $ 3,119
                                                              =======    =======    =======
Basic net earnings per share:
  Continuing operations.....................................  $  3.08    $  2.59    $  2.45
  Discontinued operations...................................      .38        .26        .59
                                                              -------    -------    -------
                                                              $  3.46    $  2.85    $  3.04
                                                              =======    =======    =======
  Average number of shares..................................    1,009      1,034      1,026
                                                              =======    =======    =======
Diluted net earnings per share:
  Continuing operations.....................................  $  2.97    $  2.52    $  2.38
  Discontinued operations...................................      .37        .25        .57
                                                              -------    -------    -------
                                                              $  3.34    $  2.77    $  2.95
                                                              =======    =======    =======
  Average number of shares and equivalents..................    1,052      1,072      1,057
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

OCTOBER 31
IN MILLIONS EXCEPT PAR VALUE AND NUMBER OF SHARES               1999       1998
-------------------------------------------------             --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 5,411    $ 4,046
  Short-term investments....................................      179         21
  Accounts receivable.......................................    5,958      5,104
  Financing receivables.....................................    1,889      1,494
  Inventory.................................................    4,863      4,699
  Other current assets......................................    3,342      3,143
                                                              -------    -------
    Total current assets....................................   21,642     18,507
                                                              -------    -------
Property, plant and equipment, net..........................    4,333      4,877
Long-term investments and other assets......................    5,789      5,240

Net assets of discontinued operations.......................    3,533      3,084
                                                              -------    -------
Total assets................................................  $35,297    $31,708
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and short-term borrowings...................  $ 3,105    $ 1,245
  Accounts payable..........................................    3,517      2,768
  Employee compensation and benefits........................    1,287      1,195
  Taxes on earnings.........................................    2,152      2,796
  Deferred revenues.........................................    1,437      1,248
  Other accrued liabilities.................................    2,823      2,622
                                                              -------    -------
    Total current liabilities...............................   14,321     11,874
                                                              -------    -------
Long-term debt..............................................    1,764      2,063
Other liabilities...........................................      917        852

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value (authorized: 300,000,000
    shares; issued: none)...................................       --         --
  Common stock, $0.01 par value (authorized: 4,800,000,000
    shares; issued and outstanding: 1,004,569,000 in 1999
    and 1,015,403,000 in 1998)..............................       10         10
  Additional paid-in capital................................       --         --
  Retained earnings.........................................   18,285     16,909
                                                              -------    -------
    Total stockholders' equity..............................   18,295     16,919
                                                              -------    -------
Total liabilities and stockholders' equity..................  $35,297    $31,708
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31
IN MILLIONS                                                     1999       1998       1997
------------------------------                                --------   --------   --------
Cash flows from operating activities:
  Net earnings from continuing operations...................   $3,104     $2,678     $2,515
  Adjustments to reconcile net earnings from continuing
    operations to net cash provided by operating activities:
      Depreciation and amortization.........................    1,316      1,377      1,144
      Deferred taxes on earnings............................     (171)    (1,101)      (216)
      Changes in assets and liabilities:
        Accounts and financing receivables..................   (1,637)    (1,100)      (972)
        Inventory...........................................     (171)       630       (222)
        Accounts payable....................................      751         61        702
        Taxes on earnings...................................     (639)     1,200          3
        Other current assets and liabilities................      330        731        147
        Other, net..........................................      213        284        285
                                                               ------     ------     ------
        Net cash provided by operating activities...........    3,096      4,760      3,386
                                                               ------     ------     ------
Cash flows from investing activities:
  Investment in property, plant and equipment...............   (1,134)    (1,584)    (1,757)
  Disposition of property, plant and equipment..............      542        260        243
  Purchases of short-term investments.......................   (1,007)    (3,307)    (5,213)
  Maturities of short-term investments......................    1,048      4,773      4,158
  Purchases of long-term investments........................       (8)      (752)        --
  Other, net................................................      (69)         2         (3)
                                                               ------     ------     ------
        Net cash used in investing activities...............     (628)      (608)    (2,572)
                                                               ------     ------     ------
Cash flows from financing activities:
  Change in notes payable and short-term borrowings.........    2,399       (734)    (1,194)
  Issuance of long-term debt................................      240        223      1,182
  Payment of long-term debt.................................   (1,047)      (573)      (273)
  Issuance of common stock under employee stock plans.......      660        467        419
  Repurchase of common stock................................   (2,643)    (2,424)      (724)
  Dividends.................................................     (650)      (625)      (532)
                                                               ------     ------     ------
        Net cash used in financing activities...............   (1,041)    (3,666)    (1,122)
                                                               ------     ------     ------
Net cash (used) provided by discontinued operations.........      (62)       488        495
                                                               ------     ------     ------
Increase in cash and cash equivalents.......................    1,365        974        187

Cash and cash equivalents at beginning of year..............    4,046      3,072      2,885
                                                               ------     ------     ------
Cash and cash equivalents at end of year....................   $5,411     $4,046     $3,072
                                                               ======     ======     ======

   The accompanying notes are an integral part of these financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                               ---------------------   ADDITIONAL
IN MILLIONS EXCEPT NUMBER OF                   NUMBER OF                PAID-IN     RETAINED
SHARES IN THOUSANDS                             SHARES     PAR VALUE    CAPITAL     EARNINGS    TOTAL
-------------------                            ---------   ---------   ----------   --------   --------
Balance October 31, 1996.....................  1,014,123    $1,014       $   --     $12,424    $13,438
  Acquisition via immaterial pooling.........     23,590        24           19         118        161
  Shares issued..............................     16,536        16          677          --        693
  Shares repurchased.........................    (13,207)      (13)        (550)       (161)      (724)
  Dividends..................................         --        --           --        (532)      (532)
  Net earnings...............................         --        --           --       3,119      3,119
                                               ---------    ------       ------     -------    -------
Balance October 31, 1997.....................  1,041,042     1,041          146      14,968     16,155
  Reincorporation............................         --    (1,032)       1,032          --         --
  Shares issued..............................     17,384        13          855          --        868
  Shares repurchased.........................    (43,023)      (12)      (2,033)       (379)    (2,424)
  Dividends..................................         --        --           --        (625)      (625)
  Net earnings...............................         --        --           --       2,945      2,945
                                               ---------    ------       ------     -------    -------
Balance October 31, 1998.....................  1,015,403        10           --      16,909     16,919
  Shares issued..............................     20,208        --        1,178          --      1,178
  Shares repurchased.........................    (31,042)       --       (1,178)     (1,465)    (2,643)
  Dividends..................................         --        --           --        (650)      (650)
  Net earnings...............................         --        --           --       3,491      3,491
                                               ---------    ------       ------     -------    -------
Balance October 31, 1999.....................  1,004,569    $   10       $   --     $18,285    $18,295
                                               =========    ======       ======     =======    =======

   The accompanying notes are an integral part of these financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of HP and its wholly-owned and controlled majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to prior year amounts to conform to the 1999 presentation.

    USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Revenue from product sales is generally recognized at the time the product is shipped, with provisions established for price protection programs and for estimated product returns. Upon shipment, HP also provides for the estimated cost that may be incurred for product warranties and post-sales support. Service revenue is recognized over the contractual period or as services are rendered and accepted by the customer.

    ADVERTISING

    Advertising costs are expensed as incurred and amounted to $1,182 million in 1999, $1,121 million in 1998 and $1,033 million in 1997.

    TAXES ON EARNINGS

    Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

    NET EARNINGS PER SHARE

    HP's basic earnings per share ("EPS") is calculated based on net earnings available to common stockholders and the weighted-average number of shares outstanding during the reported period. Diluted

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

EPS includes additional dilution from potential common stock, such as stock issuable upon exercise of stock options or the conversion of debt.

FOR THE YEARS ENDED OCTOBER 31,
IN MILLIONS EXCEPT PER SHARE DATA                       1999       1998       1997
---------------------------------                     --------   --------   --------
Numerator:
  Net earnings from continuing operations available
    to common stockholders..........................   $3,104     $2,678     $2,515
  Adjustments for interest, net of income tax
    effect..........................................       22         26         --
                                                       ------     ------     ------
  Net earnings from continuing operations,
    adjusted........................................    3,126      2,704      2,515
  Net earnings from discontinued operations.........      387        267        604
                                                       ------     ------     ------
  Net earnings, adjusted............................   $3,513     $2,971     $3,119
                                                       ======     ======     ======
Denominator:
  Weighted-average shares outstanding...............    1,009      1,034      1,026
  Effect of dilutive securities:
    Dilutive options................................       32         28         31
    Zero-coupon subordinated convertible notes due
      2017..........................................       11         10         --
                                                       ------     ------     ------
  Dilutive potential common shares..................       43         38         31
                                                       ------     ------     ------
  Weighted-average shares and dilutive potential
    common shares...................................    1,052      1,072      1,057
                                                       ======     ======     ======
Basic net earnings per share:
  Continuing operations.............................   $ 3.08     $ 2.59     $ 2.45
  Discontinued operations...........................      .38        .26        .59
                                                       ------     ------     ------
                                                       $ 3.46     $ 2.85     $ 3.04
                                                       ======     ======     ======
Diluted net earnings per share:
  Continuing operations.............................   $ 2.97     $ 2.52     $ 2.38
  Discontinued operations...........................      .37        .25        .57
                                                       ------     ------     ------
                                                       $ 3.34     $ 2.77     $ 2.95
                                                       ======     ======     ======

    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    HP classifies investments as cash equivalents if the maturity of an investment is three months or less from the purchase date. Short-term investments principally consist of time deposits and temporary money-market instruments. Cash equivalents and short-term investments are stated at cost, which approximates market value.

    INVENTORY

    Inventory is valued at standard cost that approximates actual cost computed on a first-in, first-out basis, not in excess of market value.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES using accelerated methods, principally over 15 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Depreciation of leasehold improvements is provided using the straight-line method over the life of the lease or the asset, whichever is shorter.

    LONG-TERM INVESTMENTS

    HP's long-term investments primarily consist of debt securities which are held-to-maturity.

    FOREIGN CURRENCY TRANSLATION

    HP uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for inventory, property, plant and equipment, other assets and deferred revenues, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts that are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings. The effect of foreign currency exchange rate fluctuations on cash and cash equivalents denominated in foreign currencies was not material.

    COMPREHENSIVE INCOME

    HP has no material components of other comprehensive income, and, accordingly, net income approximates comprehensive income for all periods presented.

    RECENT PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. HP will adopt the standard no later than the first quarter of fiscal year 2001, and is in the process of determining the impact that adoption will have on its consolidated financial statements.

DISCONTINUED OPERATIONS

    On March 2, 1999, HP announced its intention to launch a new company, subsequently named Agilent Technologies, Inc. ("Agilent Technologies"), through a distribution of Agilent Technologies' common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of HP's Measurement Organization, which includes its test and measurement, semiconductor products, chemical analysis and healthcare solutions businesses.

    Effective July 31, 1999, HP's management and Board of Directors completed the plan of disposition for Agilent Technologies. HP's consolidated financial statements for all periods present Agilent Technologies as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30. Net revenue and net earnings from Agilent Technologies' operations, through the July 31, 1999 measurement date for discontinued operations accounting, are summarized below. For the period from August 1, 1999 through the spin-off, net earnings from Agilent Technologies are expected to exceed the

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES estimated costs to effect the spin-off. The excess net earnings over these costs will be recognized once the net earnings realized exceed the total estimated costs of the spin-off.

                                                                      YEARS ENDED
                                                                      OCTOBER 31,
                                              NINE MONTHS ENDED   -------------------
                                                JULY 31, 1999       1998       1997
                                              -----------------   --------   --------
                                                           (IN MILLIONS)
Net revenue, including revenue from HP......       $5,883          $7,952     $7,785
                                                   ======          ======     ======
Earnings from discontinued operations
  before taxes..............................       $  553          $  397     $  887
Provision for taxes.........................          166             130        283
                                                   ------          ------     ------
Earnings from discontinued operations,
  net of taxes..............................       $  387          $  267     $  604
                                                   ======          ======     ======

    Net assets of discontinued operations are as follows at October 31:

                                                              1999       1998
                                                            --------   --------
                                                               (IN MILLIONS)
Current assets............................................  $ 3,538    $ 3,075
Property, plant and equipment, net........................    1,387      1,481
Other assets..............................................      619        493
Current liabilities.......................................   (1,681)    (1,599)
Other liabilities.........................................     (330)      (366)
                                                            -------    -------
Net assets of discontinued operations.....................  $ 3,533    $ 3,084
                                                            =======    =======

    On November 1, 1999, HP provided initial funding of approximately
$1.1 billion to Agilent Technologies. On November 23, 1999, Agilent Technologies closed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of $2.1 billion to HP. The pro forma effects of these transactions were increases to cash of approximately $1.0 billion, net assets of discontinued operations of approximately $0.5 billion and additional paid-in capital of approximately $1.5 billion. HP plans to distribute its remaining 84% interest in Agilent Technologies to HP's stockholders by July 31, 2000 (the distribution date).

FINANCIAL INSTRUMENTS

    OFF-BALANCE-SHEET FOREIGN EXCHANGE RISK

    HP enters into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include committed and anticipated sales by subsidiaries, and assets and liabilities that are denominated in currencies other than the U.S. dollar. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established company risk management policies. Hedging contracts generally mature within six months.

    When hedging sales-related exposure, foreign exchange contract expirations are set so as to occur in the same month the hedged shipments occur, allowing realized gains and losses on the contracts to be recognized in net revenue in the same periods in which the related revenues are recognized. When hedging

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES balance sheet exposure, realized gains and losses on foreign exchange contracts are recognized in other income and expense in the same period as the realized gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the consolidated statement of cash flows.

    The notional amount of foreign exchange contracts outstanding was $13.7 billion at October 31, 1999 and $12.1 billion at October 31, 1998. The contracts related to exposures in approximately 33 foreign currencies. The notional amount represents the future cash flows under contracts to both purchase and sell foreign currencies. Unrealized gains on hedging contracts deferred under HP's hedge accounting policies amounted to $113 million at October 31, 1999, and unrealized losses totaled $113 million. At October 31, 1998, unrealized gains were $63 million and unrealized losses were $292 million. Unamortized premiums and realized gains deferred under currency options were not material.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash, investments, accounts receivable, financing receivables and certain other financial instruments.

    HP maintains cash and cash equivalents, short- and long-term investments and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographical regions, and company policy is designed to limit exposure with any one institution. As part of its cash and risk management processes, HP performs periodic evaluations of the relative credit standing of the financial institutions. HP has not sustained material credit losses from these instruments.

    HP sells a significant portion of its products through third-party resellers and, as a result, maintains individually significant receivable balances with major distributors. If the financial condition or operations of these distributors deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor receivable balances collectively represented 27 percent of total accounts receivable at October 31, 1999 and 29 percent at October 31, 1998. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of its third-party resellers' and other customers' financial condition and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    For certain of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term floating rate notes, long-term equity investments and time deposits are also carried at amounts that approximate fair value. The estimated fair value of fixed rate long-term debt is primarily based on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities. This fair value, when adjusted for unrealized gains and losses on related interest rate swap agreements, approximates the carrying amount of long-term debt.

    The estimated fair value of foreign exchange contracts is based primarily on quoted market prices for the same or similar instruments, adjusted where necessary for maturity differences. The estimated fair value of foreign exchange contracts amounted to less than $1 million at October 31, 1999 and $(229) million at October 31, 1998.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

FINANCING RECEIVABLES AND INVESTMENT IN OPERATING LEASES

    Financing receivables represent sales-type and direct-financing leases and installment sales resulting from the marketing of HP's, and complementary third-party, products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. The components of net financing receivables, which are included in financing receivables and long-term investments and other assets, are as follows at October 31:

                                                              1999       1998
                                                            --------   --------
                                                               (IN MILLIONS)
Gross financing receivables...............................  $ 4,336    $ 3,396
Unearned income...........................................     (489)      (340)
                                                            -------    -------
Financing receivables, net................................    3,847      3,056
Less current portion......................................   (1,889)    (1,494)
                                                            -------    -------
Amounts due after one year, net...........................  $ 1,958    $ 1,562
                                                            =======    =======

    Contractual maturities of HP's gross financing receivables at October 31, 1999 were $2,135 million in 2000, $1,182 million in 2001, $700 million in 2002,
$139 million in 2003, $126 million in 2004 and $54 million thereafter. Actual cash collections may differ primarily due to customer early buy-outs and refinancings.

    HP also leases its products to customers under operating leases. Equipment on operating leases was $1,282 million at October 31, 1999 and $1,184 million at October 31, 1998 and is included in machinery and equipment. Accumulated depreciation on equipment on operating leases was $607 million at October 31, 1999 and $538 million at October 31, 1998. Minimum future rentals on noncancelable operating leases with original terms of one year or longer are $489 million in 2000, $244 million in 2001, $85 million in 2002, $28 million in 2003, $10 million in 2004 and $4 million thereafter.

INVENTORY

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Finished goods..............................................   $3,581     $3,553
Purchased parts and fabricated assemblies...................    1,282      1,146
                                                               ------     ------
                                                               $4,863     $4,699
                                                               ======     ======

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT

                                                                OCTOBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                               (IN MILLIONS)
Land......................................................  $   351    $   357
Buildings and leasehold improvements......................    3,605      3,555
Machinery and equipment...................................    4,964      5,126
                                                            -------    -------
                                                              8,920      9,038
Accumulated depreciation..................................   (4,587)    (4,161)
                                                            -------    -------
                                                            $ 4,333    $ 4,877
                                                            =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION

                                                         YEARS ENDED OCTOBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN MILLIONS)
Cash paid for income taxes, net.....................   $1,866     $1,039     $1,488
Cash paid for interest..............................      224        205        325

Non-cash transactions--issuance of common stock for:
  Employee benefit plans:
    Restricted stock................................      164         31         38
    Employer matching contributions for TAXCAP and
      employee stock benefit plans..................       65         79         67
  Business acquisitions.............................       --        134         19

ACQUISITIONS

    HP acquired several companies during the last three years that were not significant to its financial position or results of operations. During 1997, one acquisition was accounted for using the pooling-of-interests method; however, prior period consolidated financial statements were not restated because the retroactive effect was not material. All other acquisitions were accounted for using the purchase method. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' tangible and identifiable intangible assets and liabilities based upon their fair market values at the date of the acquisition, with any residual being goodwill. In process research and development write-offs have not been significant. HP amortizes goodwill on a straight-line basis over its estimated economic life, generally two to five years. The net book value of goodwill associated with acquisitions was $189 million at October 31, 1999 and $76 million at October 31, 1998.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

TAXES ON EARNINGS

    The provision for income taxes on earnings from continuing operations is composed of the following for the years ended October 31:

                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN MILLIONS)
U.S. federal taxes:
  Current...........................................   $   91     $  934     $  437
  Deferred..........................................      (62)      (974)      (222)
Non-U.S. taxes:
  Current...........................................    1,126      1,024        775
  Deferred..........................................     (103)       (38)        35
State taxes.........................................       38         70         28
                                                       ------     ------     ------
                                                       $1,090     $1,016     $1,053
                                                       ======     ======     ======

    The significant components of deferred tax assets, which required no valuation allowance, and deferred tax liabilities included on the balance sheet are as follows at October 31:

                                                   1999                     1998
                                          ----------------------   ----------------------
                                          DEFERRED    DEFERRED     DEFERRED    DEFERRED
                                            TAX          TAX         TAX          TAX
                                           ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                          --------   -----------   --------   -----------
                                                           (IN MILLIONS)
Inventory...............................   $  540       $  3        $  543       $ 21
Fixed assets............................      148         --           125         --
Warranty................................      384          6           338         --
Employee and retiree benefits...........      458         62           322         31
Intracompany sales......................      620         --           740         --
Unremitted earnings of foreign
  subsidiaries..........................       --        171            --        126
Other...................................      451        129           272        104
                                           ------       ----        ------       ----
                                           $2,601       $371        $2,340       $282
                                           ======       ====        ======       ====

    The current portion of the deferred tax asset is $1,906 million at October 31, 1999 and $1,831 at October 31, 1998. These amounts are included in other current assets.

    Tax benefits of $289 million in 1999, $157 million in 1998 and $150 million in 1997, associated with the exercise of employee stock options, were allocated to stockholders' equity.

    The differences between the U.S. federal statutory income tax rate and HP's effective tax rate are as follows for the years ended October 31:

                                                      1999          1998          1997
                                                    --------      --------      --------
U.S. federal statutory income tax rate............    35.0%         35.0%         35.0%
State income taxes, net of federal tax benefit....     0.7           1.2           0.5
Lower rates in other jurisdictions, net...........   (10.3)         (9.4)         (7.4)
Other, net........................................     0.6           0.7           1.4
                                                     -----         -----         -----
                                                      26.0%         27.5%         29.5%
                                                     =====         =====         =====

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    The domestic and foreign components of earnings from continuing operations before taxes are as follows for the years ended October 31:

                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN MILLIONS)
U.S.................................................   $1,370     $  689     $  860
Non-U.S.............................................    2,824      3,005      2,708
                                                       ------     ------     ------
                                                       $4,194     $3,694     $3,568
                                                       ======     ======     ======

    HP has not provided for U.S. federal income and foreign withholding taxes on $9 billion of non-U.S. subsidiaries' undistributed earnings as of October 31, 1999, because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. Where excess cash has accumulated in HP's non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

    As a result of certain employment actions and capital investments undertaken by HP, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2013. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $690 million in 1999, $435 million in 1998 and $226 million in 1997.

    The Internal Revenue Service ("IRS") has examined HP's income tax returns for years 1993 through 1995, and completed its examination of all years through 1992. The IRS has commenced its examination of returns for years 1996 to 1998. HP believes that adequate accruals have been provided for all years.

BORROWINGS

    Notes payable and short-term borrowings and the related average interest rates are as follows as of and for the years ended October 31:

                                                     1999                  1998
                                              -------------------   -------------------
                                                         AVERAGE               AVERAGE
                                                         INTEREST              INTEREST
                                               AMOUNT      RATE      AMOUNT      RATE
                                              --------   --------   --------   --------
                                                        (DOLLARS IN MILLIONS)
Current portion of long-term debt...........   $  468       5.8%     $1,007      5.7%
Notes payable to banks......................    1,368       5.9%         72      8.5%
Commercial paper............................    1,241       5.2%         17      5.3%
Other short-term borrowings.................       28       5.1%        149      4.8%
                                               ------                ------
                                               $3,105                $1,245
                                               ======                ======

    At October 31, 1999, HP had a committed borrowing facility in place with unused borrowing capacity totaling $1.0 billion.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    Long-term debt and related maturities and interest rates are as follows at October 31:

                                                               1999       1998
                                                             --------   --------
                                                                (IN MILLIONS)
U.S. dollar zero-coupon subordinated convertible notes, due
  2017 at 3.13%............................................   $1,146    $ 1,111
U.S. dollar notes, due 1999-2017 at 5.25%-7.90%............      494      1,104
Deutschemark notes, due 2000-2002 at 4.75%-5.63%...........      335        372
Yen notes, due 1999-2002 at 1.8%-5.3%......................       28        265
British pound note, due 1999 at 7.13%......................       --        170
Malaysian rupia note, due 2004 at 7.9%.....................       42         --
Other......................................................      187         48
Less current portion.......................................     (468)    (1,007)
                                                              ------    -------
                                                              $1,764    $ 2,063
                                                              ======    =======

    HP issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. Interest rate and foreign currency swaps are then used to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense and to neutralize exposure to changes in foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payment obligations and, when the underlying debt is denominated in a foreign currency, exchange of the foreign currency principal and interest obligations for U.S. dollar-denominated amounts. Notional amounts and maturities under the swaps generally match those of the underlying debt. Unrealized gains and losses on currency swaps hedging foreign currency debt are recognized as other assets and other liabilities and are not material.

    In October 1997, HP issued $1.8 billion face value of zero-coupon subordinated convertible notes for proceeds of $968 million, and in November 1997 issued an additional $200 million face value of the notes for proceeds of $108 million. The notes are due in 2017. They are convertible by the holders at the rate of 5.43 shares of HP's common stock for each $1,000 face value of the notes, payable in either cash or common stock at HP's option. The notes may be redeemed by HP on or after October 14, 2000 at book value, payable in either cash or common stock at HP's option. In addition, the notes are redeemable at the holders' option on October 14, 2000, in which case HP intends to redeem them for common stock. The notes are subordinated to all other existing and future senior indebtedness of HP.

    Aggregate future maturities of the face value of the long-term debt outstanding at October 31, 1999 are $468 million in 2000, $197 million in 2001, $92 million in 2002, $7 million in 2003, $193 million in 2004 and $2,000 million thereafter. HP occasionally repurchases its debt prior to maturity based on its assessment of current market conditions and financing alternatives.

STOCKHOLDERS' EQUITY

    REINCORPORATION

    Effective May 20, 1998, HP changed its state of incorporation from California to Delaware. In connection with the change, the par value of HP's stock decreased from $1.00 to $0.01 per share, resulting in a transfer of $1,032 million from common stock to additional paid-in capital. There was no impact to HP's financial condition or results of operations as a result of the reincorporation.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    EMPLOYEE STOCK PURCHASE PLAN

    Eligible company employees may generally contribute up to 10 percent of their base compensation to the quarterly purchase of shares of HP's common stock under the Employee Stock Purchase Plan. Under this plan, employee contributions to purchase shares are partially matched with shares contributed by HP, which generally vest over two years. At October 31, 1999, approximately 112,000 employees, including persons who became employees of Agilent Technologies, were eligible to participate and approximately 69,000 employees were participants in the plan. HP contributed to employees of both companies 1,811,000 matching shares at a weighted-average price of $78 in 1999, 2,173,000 shares at a weighted-average price of $63 in 1998, and 2,327,000 shares at a weighted-average price of $54 in 1997. On the distribution date, all unvested shares of HP stock held by Agilent Technologies' employees will be forfeited. Agilent Technologies intends to replace the forfeited HP shares with shares of Agilent Technologies' stock of equivalent value. Compensation expense recognized under the plan, including expense relating to persons who became Agilent Technologies' employees, was $143 million in 1999, $100 million in 1998 and $96 million in 1997. The portion of these expenses related to continuing operations was $99 million in 1999, $67 million in 1998 and $64 million in 1997.

    INCENTIVE COMPENSATION PLANS

    HP has four principal stock option plans, adopted in 1979, 1985, 1990 and 1995. All plans permit options granted to qualify as "Incentive Stock Options" under the Internal Revenue Code. The exercise price of a stock option is generally equal to the fair market value of HP's common stock on the date the option is granted and its term is generally ten years. Under the 1990 and 1995 Incentive Stock Plans, the Compensation Committee may choose, in certain cases, to establish a discounted exercise price at no less than 75 percent of fair market value on the grant date. HP granted 1,377,000 shares of discounted options in 1999, 1,050,000 shares in 1998 and 780,000 shares in 1997. Stock compensation expense related to the discounted options was not material in each of these years. Options generally vest at a rate of 25 percent per year over a period of four years from the date of grant, except for discounted options, which generally may not be exercised until the third or fifth anniversary of the option grant date, at which time such options become 100 percent vested.

    The following table summarizes option activity during the years ended October 31, 1999, 1998 and 1997:

                                                     1999                          1998                          1997
                                          ---------------------------   ---------------------------   ---------------------------
                                           SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE
                                           (000)      EXERCISE PRICE     (000)      EXERCISE PRICE     (000)      EXERCISE PRICE
                                          --------   ----------------   --------   ----------------   --------   ----------------
Outstanding at beginning of year........   52,073          $33           51,250          $26           49,344          $20
Granted.................................   18,836           76           10,648           60            8,000           51
Assumed via acquisitions................       --           --               --           --            3,179           30
Exercised...............................  (11,760)          22           (8,245)          16           (8,689)          14
Cancelled...............................   (1,358)          57           (1,580)          44             (584)          33
                                          -------                        ------                        ------
Outstanding at end of year..............   57,791           49           52,073           33           51,250           26
                                          =======                        ======                        ======
Options exercisable at year-end.........   26,098           30           29,140           21           27,471           17
Weighted-average fair value of options
  granted during the year...............            $30.91                        $21.67                        $20.16
                                          ===========================   ===========================   ===========================

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    The following table summarizes information about options outstanding at October 31, 1999:

                                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   -------------------------------------------------   ------------------------------
                                     NUMBER      WEIGHTED-AVERAGE                        NUMBER
            RANGE OF               OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
         EXERCISE PRICES              (000)      CONTRACTUAL LIFE    EXERCISE PRICE       (000)       EXERCISE PRICE
---------------------------------  -----------   ----------------   ----------------   -----------   ----------------
$0-25............................    17,175      3.3 years                $ 17           15,992            $ 16
$26-50...........................     8,804      6.2                        42            4,694              42
$51-75...........................    17,794      7.9                        59            5,273              58
$76-100..........................    12,202      9.3                        76              132              76
$101 and over....................     1,816      9.8                       108                7             106
                                     ------                                              ------
                                     57,791                                 49           26,098              30
                                     ======                                              ======

    Shares available for option and restricted stock grants were 27,018,000 at October 31, 1999 and 47,070,000 at October 31, 1998. Approximately 66,000 employees were considered eligible to receive stock options in fiscal year 1999. There were approximately 48,000 employees holding options under one or more of the option plans as of October 31, 1999.

    Under the 1985 Incentive Compensation Plan and the 1990 and 1995 Incentive Stock Plans, certain key employees may be granted cash or restricted stock awards. Cash and restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by HP's Compensation Committee. The majority of the shares of restricted stock outstanding at October 31, 1999 are subject to forfeiture if employment terminates prior to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. Such expense was not material in 1999, 1998 or 1997. HP had 5,027,000 shares of restricted stock outstanding at October 31, 1999 and 4,380,000 shares outstanding at October 31, 1998.

    Information presented above regarding the incentive compensation plans includes activity related to Agilent Technologies' employees. Under the existing terms of the stock option plans, substantially all stock options held by Agilent Technologies' employees will be converted to Agilent Technologies' stock options or on the distribution date will become fully vested and, if not exercised, will expire three months from the distribution date. Shares of restricted HP stock held by Agilent Technologies' employees will be forfeited on or before the distribution date and will be replaced with shares of Agilent Technologies' stock of equivalent value. As of October 31, 1999, Agilent Technologies' employees held approximately 855,000 shares of restricted HP stock and options to acquire approximately 15,011,000 shares of HP stock.

    PRO FORMA INFORMATION

    HP applies the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

    HP has determined pro forma net earnings and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," as if HP had accounted for employee stock options

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES under SFAS 123's fair value method. The fair value of these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      1999       1998       1997
                                                    --------   --------   --------
Risk-free interest rate...........................    5.53%      5.38%      6.21%
Dividend yield....................................     1.0%       1.0%       1.0%
Volatility........................................      30%        30%        30%
Expected option life..............................  7 years    7 years    6 years

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the 4-year average vesting period of the options. HP's pro forma net earnings from continuing operations is $2,996 million for 1999, $2,646 million for 1998 and $2,484 million for 1997. Pro forma diluted net earning per share from continuing operations is $2.85 for 1999, $2.47 for 1998 and $2.35 for 1997. These pro forma amounts include amortized fair values attributable to options granted after October 31, 1995 only.

    SHARES RESERVED

    HP had 97,624,000 shares of common stock reserved for future issuance under the employee stock plans at October 31, 1999 and 116,168,000 shares reserved at October 31, 1998.

    STOCK REPURCHASE PROGRAMS

    HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans, and under a separate incremental plan authorizing purchases in the open market or in private transactions. In 1999, 31,042,000 shares were repurchased under these plans for an aggregate price of $2,643 million; in 1998, 43,023,000 shares were repurchased for $2,424 million; and in 1997, 13,207,000 shares were purchased for $724 million. During 1999, HP's Board of Directors authorized an additional $2.0 billion of future repurchases under these two programs in the aggregate. As of October 31, 1999, HP had authorization for remaining future repurchases under the two programs of approximately $1.4 billion. In November 1999, the Board of Directors authorized an additional $2.0 billion in future repurchases under the plans resulting in remaining authorized repurchases totaling $3.4 billion.

RETIREMENT PLANS AND RETIREE MEDICAL BENEFITS

    GENERAL

    On the distribution date, Agilent Technologies will establish separate defined benefit pension, deferred profit-sharing, retiree medical and 401(k) plans for its current and former employees. An allocable share of the defined benefit plan assets will be transferred from the HP pension trust in each country to a newly established Agilent Technologies pension trust. In addition, an allocable share of the U.S. retiree medical plan trust will be transferred to a newly established Agilent Technologies retiree medical plan trust. Subject to local law, it is anticipated that the share of assets allocated to Agilent Technologies will be in the same proportion as the projected benefit obligation of Agilent Technologies' employees to the total projected benefit obligation of HP. The deferred profit sharing plan assets attributable to Agilent Technologies will also be transferred to Agilent Technologies. Included in the consolidated balance sheet are estimates as of October 31, 1999 and 1998 of the assets and pension obligations to be retained by HP. Actual amounts to be transferred will be measured at the distribution

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES date, using the same methodology, and will likely be different from these estimates. All amounts presented in this note relate to HP's continuing operations only.

    PENSION AND DEFERRED PROFIT-SHARING PLANS

    Substantially all of HP's employees are covered under various pension and deferred profit-sharing retirement plans. Worldwide pension and deferred profit-sharing costs were $301 million in 1999, $226 million in 1998 and $205 million in 1997.

    U.S. employees who meet certain minimum eligibility criteria are provided retirement benefits under the Hewlett-Packard Company Retirement Plan ("Retirement Plan"). Defined benefits are based upon an employee's highest average pay rate and length of service. For eligible service through October 31, 1993, the benefit payable under the Retirement Plan is reduced by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan ("DPS"), which has since been closed to new participants.

    The combined status of the Retirement Plan and DPS related to continuing operations is as follows at October 31:

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Fair value of plan assets...................................   $2,842     $2,310
Retirement benefit obligation...............................   $2,786     $2,422

    Employees outside the U.S. generally receive retirement benefits under various defined benefit and defined contribution plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

    RETIREE MEDICAL PLAN

    In addition to providing pension benefits, HP sponsors a medical plan that provides defined benefits to U.S. retired employees. Substantially all of HP's current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in the plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on options chosen and length of service.

    401(k) PLAN

    U.S. employees may participate in the Tax Saving Capital Accumulation Plan ("TAXCAP"), which was established as a supplemental retirement program. Beginning February 1, 1998, enrollment in the TAXCAP is automatic for employees who meet eligibility requirements unless they decline participation. Under the TAXCAP program, HP matches contributions by employees up to a maximum of 4% of an employee's annual compensation. A portion of this matching contribution may be made in the form of HP common stock to the extent an employee elects HP stock as an investment option under the plan. The maximum combined contribution to the Employee Stock Purchase Plan and TAXCAP is 25% of an employee's annual base compensation subject to certain regulatory and plan limitations. HP's expense related to TAXCAP was $98 million in 1999, $87 million in 1998 and $74 million in 1997.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    NET PERIODIC COST

    HP's net pension and retiree medical costs are composed of the following for the years ended October 31:

                                                             PENSION
                                 ---------------------------------------------------------------            U.S. RETIREE
                                           U.S. PLANS                     NON-U.S. PLANS                    MEDICAL PLAN
                                 ------------------------------   ------------------------------   ------------------------------
                                   1999       1998       1997       1999       1998       1997       1999       1998       1997
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                          (IN MILLIONS)
Service cost...................    $151       $124       $103       $ 90       $ 74       $ 68       $ 21       $ 18       $ 16
Interest cost..................      52         37         27         62         55         52         23         22         21
Expected return on plan
  assets.......................     (52)       (39)       (27)       (94)       (75)       (62)       (28)       (26)       (21)
Amortization and deferrals:
  Actuarial (gains) losses.....       7         --         --        (13)       (13)        (9)       (10)       (11)        (9)
  Transition obligation
    (asset)....................      (5)        (5)        (5)        --         (1)        (1)        --         --         --
  Prior service cost...........       2          2          2          2          2          3         (6)        (6)        (6)
                                   ----       ----       ----       ----       ----       ----       ----       ----       ----
Net periodic benefit cost......    $155       $119       $100       $ 47       $ 42       $ 51       $ --       $ (3)      $  1
                                   ====       ====       ====       ====       ====       ====       ====       ====       ====

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    FUNDED STATUS

    The funded status of the defined benefit and retiree medical plans are as follows at October 31:

                                                   U.S. DEFINED        NON-U.S. DEFINED          U.S. RETIREE
                                                   BENEFIT PLANS         BENEFIT PLANS           MEDICAL PLAN
                                                -------------------   -------------------   ----------------------
                                                  1999       1998       1999       1998       1999          1998
                                                --------   --------   --------   --------   --------      --------
                                                                          (IN MILLIONS)
Change in fair value of plan assets:
  Fair value--beginning of year...............   $ 593      $ 464      $1,214     $  952     $ 314         $ 279
  Addition of plan............................      --         --          28         --        --            --
  Actual return on plan assets................     262         54          68        162       130            35
  Employer contributions......................     118         92          91         42         1             4
  Participants' contributions.................      --         --          17         14         4             3
  Change in population estimate...............      60         --         100         --       (41)           --
  Benefits paid...............................     (35)       (17)        (27)       (19)       (8)           (7)
  Currency impact.............................      --         --         (43)        63        --            --
                                                 -----      -----      ------     ------     -----         -----
  Fair value--end of year.....................     998        593       1,448      1,214       400           314
                                                 -----      -----      ------     ------     -----         -----
Change in benefit obligation:
  Benefit obligation--beginning of year.......     785        526       1,233        898       339           297
  Addition of plan............................      --         --          26         --        --            --
  Service cost................................     151        124          90         74        21            18
  Interest cost...............................      52         37          62         55        23            22
  Participants' contributions.................      --         --          --         --         4             3
  Change in population estimate...............      40         --          99         --       (32)           --
  Actuarial (gain) loss.......................     (50)       115          73        197       (36)            6
  Benefits paid...............................     (35)       (17)        (27)       (19)       (8)           (7)
  Currency impact.............................      --         --         (18)        28        --            --
                                                 -----      -----      ------     ------     -----         -----
  Benefit obligation- end of year.............     943        785       1,538      1,233       311           339
                                                 -----      -----      ------     ------     -----         -----
Plan assets in excess of (less than) benefit
  obligation..................................      55       (192)        (90)       (19)       89           (25)
Unrecognized net experience (gain) loss.......    (187)       103         146         22      (259)         (159)
Unrecognized prior service cost (benefit)
  related to plan changes.....................      24         25          21         21       (76)          (90)
Unrecognized net transition asset*............      (5)       (11)         (1)        --        --            --
                                                 -----      -----      ------     ------     -----         -----
Net (accrued) prepaid costs...................   $(113)     $ (75)     $   76     $   24     $(246)        $(274)
                                                 =====      =====      ======     ======     =====         =====

------------------------

* Amortized over 15 years for the U.S. plan and over periods ranging from 10 to 22 years for non-U.S. plans.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    Defined benefit plans with benefit obligations exceeding the fair value of plan assets are as follows at October 31:

                                                      U.S. DEFINED        NON-U.S. DEFINED
                                                      BENEFIT PLANS         BENEFIT PLANS
                                                   -------------------   -------------------
                                                     1999       1998       1999       1998
                                                   --------   --------   --------   --------
                                                                 (IN MILLIONS)
Aggregate fair value of plan assets..............    $--        $593      $1,017      $422
Aggregate benefit obligation.....................    $82        $785      $1,139      $547

    Plan assets consist primarily of listed stocks and bonds. It is HP's practice to fund the plans to the extent that contributions are tax-deductible.

    ASSUMPTIONS

    The assumptions used to measure the benefit obligations and to compute the expected long-term return on assets for HP's defined benefit and retiree medical plans are as follows for the years ended October 31:

                                                                1999            1998             1997
                                                             ----------      -----------      ----------
U.S. defined benefit plans:
  Discount rate........................................            7.25%             6.5%            7.0%
  Average increase in compensation levels..............             5.0%             5.0%            5.5%
  Expected long-term return on assets..................             9.0%             9.0%            9.0%
Non-U.S. defined benefit plans:
  Discount rate........................................      3.3 to 6.0%      3.0 to 6.5%     3.5 to 8.0%
  Average increase in compensation levels..............      3.5 to 5.3%     3.75 to 5.0%     3.5 to 5.5%
  Expected long-term return on assets..................      6.1 to 8.5%      6.5 to 8.5%     6.0 to 9.0%
U.S. retiree medical plan:
  Discount rate........................................            7.25%             6.5%            7.0%
  Expected long-term return on assets..................             9.0%             9.0%            9.0%
  Current medical cost trend rate......................             8.2%            8.65%            9.6%
  Ultimate medical cost trend rate.....................             5.5%             5.5%            6.0%

    For measurement purposes in 1999, the rate of increase in medical costs was assumed to decrease gradually through 2007, and remain at that level thereafter. Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point increase in the assumed health care cost trend rates would have increased the total service and interest cost components reported in 1999 by $11 million, and would have increased the postretirement benefit obligation reported in 1999 by $73 million. A one percentage point decrease in the assumed health care cost trend rates would have decreased the total service and interest cost components reported in 1999 by $8 million, and would have decreased the postretirement obligation reported in 1999 by $55 million.

COMMITMENTS

    HP leases certain real and personal property under noncancelable operating leases. Future minimum lease payments at October 31, 1999 are $187 million for 2000, $152 million for 2001, $123 million for 2002, $79 million for 2003,
$62 million for 2004 and $236 million thereafter. Certain leases require HP to pay

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $352 million in 1999, $354 million in 1998 and $296 million in 1997.

CONTINGENCIES AND FACTORS THAT COULD AFFECT FUTURE RESULTS

    CONTINGENCIES

    HP is involved in lawsuits, claims, investigations and proceedings, including patent, commercial, and environmental matters, which arise in the ordinary course of business. There are no such matters pending that HP expects to be material in relation to its business, financial condition or results of operations.

    FACTORS THAT COULD AFFECT FUTURE RESULTS

    A substantial portion of HP's revenues each year is generated from the development, manufacture and rapid release to market of high technology products newly introduced during the year. In the extremely competitive industry in which HP operates, product development, manufacturing and marketing are complex and uncertain processes requiring HP to accurately predict emerging technological trends and customers' changing needs. Additionally, HP's production strategy relies on our suppliers' ability to deliver quality components and products in time to meet critical manufacturing and distribution schedules, and its sales strategy relies on the ability of third-party distributors to sell HP products to accommodate changing consumer preferences. In light of these dependencies, failure to successfully manage a significant product introduction or the transition from existing products to new products, failure of suppliers to deliver as needed, or failure of resellers to remain customers and channel partners could have a severe near-term impact on HP's revenue growth or results of operations. HP sells a significant portion of its products through third-party resellers and, as a result, maintains individually significant receivable balances with major distributors. If the financial condition or operations of these distributors deteriorate substantially, HP's operating results could be adversely affected. Our future results could also be affected by problems we encounter with respect to our intellectual property; international sales and operations; the spin-off of Agilent Technologies; and acquisition, strategic alliance, joint venture and divestiture activities.

SEGMENT INFORMATION

    DESCRIPTION OF SEGMENTS

    HP is a leading global provider of computing and imaging solutions and services for business and home. HP is focused on capitalizing on the opportunities of the Internet and the proliferation of electronic services.

    HP organizes its operations into four major businesses: Imaging and Printing Systems, Computing Systems, IT Services, and Measurement Systems, each of which comprises a reportable segment. The segments were determined primarily on how management views and evaluates HP's businesses. The factors that management uses to identify HP's separate businesses include customer base, homogeneity of products, technology and delivery channels. The Measurement Systems business, now named Agilent Technologies, is reported as a discontinued operation. For further discussion, see "Discontinued Operations" note to consolidated financial statements.

    A description of the types of products and services provided by each continuing reportable segment is as follows:

    - IMAGING AND PRINTING SYSTEMS provides laser and inkjet printers (both monochrome and color), mopiers, scanners, all-in-one devices, personal color copiers and faxes, digital senders, wide- and

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES large-format printers, print servers, network-management software, networking solutions, digital photography products, imaging and printing supplies, imaging and software solutions, and related professional and consulting services.

    - COMPUTING SYSTEMS provides a broad range of computing systems for the enterprise, commercial and consumer markets. The products and solutions range from mission-critical systems and software to personal computers for the business and home. Major product lines include
      UNIX-Registered Trademark- and PC servers, desktop and mobile personal computers, workstations, software solutions and storage solutions.

    - IT SERVICES provides consulting, education, design and installation services, ongoing support and maintenance, proactive services like mission-critical support, outsourcing and utility-computing capabilities. Financing capabilities include leasing, automatic technology-refreshment services, solution financing and venture financing.

    HP's immaterial operating segments were aggregated to form an "all other" category.

    SEGMENT REVENUE AND PROFIT

    The accounting policies used to derive reportable segment results are generally the same as those described in the "Summary of Significant Accounting Policies" note to consolidated financial statements. Intersegment net revenue and earnings from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available for comparable external customers.

    A significant portion of the segments' expenses arise from shared services and infrastructure that HP has historically provided to the segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. These allocations have been determined on bases that HP considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. If costs were specifically identified to each segment, amounts could vary from the allocated cost.

    SEGMENT ASSETS AND OTHER ITEMS

    The asset totals disclosed for each segment represent assets directly managed by each segment and an allocation of certain assets held at the corporate level. Assets directly managed by each segment primarily include accounts receivable, inventory, property, plant and equipment and certain other assets. Assets directly managed by the IT Services segment also are composed of short- and long-term financing receivables. Corporate-held assets allocated to the segments include inventory, property, plant and equipment and certain other assets. Corporate-held assets not allocated to the segments include cash and cash equivalents, short-term investments, long-term investments in debt securities, deferred tax assets and other current and long-term assets managed at the corporate level.

    Property, plant and equipment included in each segment's total assets reflects allocations between segments and allocations of corporate-held assets; however, the depreciation and amortization expense disclosed for each segment does not reflect similar allocations. In addition, the capital expenditures disclosed for each segment do not include allocations of corporate level capital expenditures.

    SEGMENT DATA

    The results of the reportable segments are derived directly from HP's management reporting system. As described above, these results are based on HP's method of internal reporting and are not necessarily in

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES conformity with generally accepted accounting principles. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

    The table below presents segment information as of and for the years ended October 31:

                                               IMAGING AND
                                                PRINTING     COMPUTING      IT        ALL       TOTAL
                                                 SYSTEMS      SYSTEMS    SERVICES    OTHER     SEGMENTS
                                               -----------   ---------   --------   --------   --------
                                                                    (IN MILLIONS)
1999:
Net revenue from external customers..........    $18,832      $17,877    $ 5,880      $ 79     $42,668
Intersegment net revenue.....................         70          558         36         1         665
                                                 -------      -------    -------      ----     -------
  Total net revenue..........................    $18,902      $18,435    $ 5,916      $ 80     $43,333
                                                 =======      =======    =======      ====     =======
Earnings (loss) from operations..............    $ 2,305      $   856    $   636      $(11)    $ 3,786
                                                 =======      =======    =======      ====     =======
Depreciation and amortization expense........    $   501      $    96    $   412      $ --     $ 1,009
                                                 =======      =======    =======      ====     =======

Assets.......................................    $ 7,304      $ 6,049    $ 6,976      $ 17     $20,346
                                                 =======      =======    =======      ====     =======
Capital expenditures.........................    $   143      $    96    $   542      $ --     $   781
                                                 =======      =======    =======      ====     =======

1998:
Net revenue from external customers..........    $17,006      $17,313    $ 5,164      $157     $39,640
Intersegment net revenue.....................         40          462         78         5         585
                                                 -------      -------    -------      ----     -------
  Total net revenue..........................    $17,046      $17,775    $ 5,242      $162     $40,225
                                                 =======      =======    =======      ====     =======
Earnings (loss) from operations..............    $ 2,050      $   515    $   785      $ (1)    $ 3,349
                                                 =======      =======    =======      ====     =======
Depreciation and amortization expense........    $   432      $   189    $   402      $  7     $ 1,030
                                                 =======      =======    =======      ====     =======

Assets.......................................    $ 6,935      $ 5,559    $ 5,758      $ 60     $18,312
                                                 =======      =======    =======      ====     =======
Capital expenditures.........................    $   454      $    89    $   491      $  9     $ 1,043
                                                 =======      =======    =======      ====     =======

1997:
Net revenue from external customers..........    $15,822      $14,958    $ 4,747      $120     $35,647
Intersegment net revenue.....................        164          542         57       (36)        727
                                                 -------      -------    -------      ----     -------
  Total net revenue..........................    $15,986      $15,500    $ 4,804      $ 84     $36,374
                                                 =======      =======    =======      ====     =======
Earnings (loss) from operations..............    $ 2,037      $   581    $   797      $(11)    $ 3,404
                                                 =======      =======    =======      ====     =======
Depreciation and amortization expense........    $   322      $   198    $   315      $  7     $   842
                                                 =======      =======    =======      ====     =======

Assets.......................................    $ 6,741      $ 6,361    $ 4,823      $ 71     $17,996
                                                 =======      =======    =======      ====     =======
Capital expenditures.........................    $   562      $   104    $   538      $  5     $ 1,209
                                                 =======      =======    =======      ====     =======

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    The following is a reconciliation of segment information to HP consolidated totals as of and for the years ended October 31:

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
NET REVENUE:
Total segments..............................................  $43,333    $40,225    $36,374
Financing interest income reclassification..................     (298)      (221)      (182)
Elimination of intersegment net revenue.....................     (665)      (585)      (727)
                                                              -------    -------    -------
Total HP consolidated.......................................  $42,370    $39,419    $35,465
                                                              =======    =======    =======

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES:
Total segment earnings from operations......................  $ 3,786    $ 3,349    $ 3,404
Net financing interest reclassification.....................     (139)       (84)       (73)
Interest income and other, net..............................      708        530        378
Interest expense............................................     (202)      (235)      (215)
Corporate and unallocated costs, and eliminations...........       41        134         74
                                                              -------    -------    -------
Total HP consolidated.......................................  $ 4,194    $ 3,694    $ 3,568
                                                              =======    =======    =======

ASSETS:
Total segments..............................................  $20,346    $18,312    $17,996
Assets not allocated to segments:
  Cash and cash equivalents.................................    5,411      4,046      3,072
  Short-term investments and long-term investments in debt
    securities..............................................    1,192      1,241      2,766
  Other corporate...........................................    4,815      5,025      2,847
                                                              -------    -------    -------
Total assets from continuing operations.....................   31,764     28,624     26,681
Net assets of discontinued operations.......................    3,533      3,084      3,171
                                                              -------    -------    -------
Total HP consolidated.......................................  $35,297    $31,708    $29,852
                                                              =======    =======    =======

    Financing interest income from the leasing of HP and complementary third-party products is included in the IT services segment's net revenue but is reported in "Interest income and other, net" in HP's consolidated statement of earnings. In addition, the financing business calculates its share of corporate level debt and the related interest expense. This imputed interest expense is included in the IT services segment's cost of sales but is reported in "Interest expense" in HP's consolidated statement of earnings.

    Corporate and unallocated costs relate primarily to corporate infrastructure and employee related benefit program costs not allocated to the segments. The benefit program costs are recorded by the segments at a pre-determined rate and adjusted at the corporate level to reflect the actual costs. The corporate level adjustment is not allocated to the segments.

    Other corporate assets relate primarily to deferred tax assets, equity investments and certain other current and long-term assets managed at the corporate level.

    MAJOR CUSTOMERS

    No single customer represented 10% or more of HP's total net revenue in any period presented.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    GEOGRAPHIC INFORMATION

    Net revenue and net property, plant and equipment, classified by major geographic areas in which HP operates are as follows:

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
NET REVENUE:
U.S.........................................................  $18,972    $17,901    $15,826
Non-U.S.....................................................   23,398     21,518     19,639
                                                              -------    -------    -------
Total.......................................................  $42,370    $39,419    $35,465
                                                              =======    =======    =======

                                                                       OCTOBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
NET PROPERTY, PLANT AND EQUIPMENT:
U.S.........................................................  $ 2,102    $ 2,659    $ 2,653
Non-U.S.....................................................    2,231      2,218      2,037
                                                              -------    -------    -------
Total.......................................................  $ 4,333    $ 4,877    $ 4,690
                                                              =======    =======    =======

    No single country outside of the United States represented more than 10% of HP's total net revenue or net property, plant and equipment in any period presented. HP's long-lived assets are composed principally of property, plant and equipment, net.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                               QUARTERLY SUMMARY
                                   UNAUDITED

FOR THE THREE MONTHS ENDED
IN MILLIONS EXCEPT PER SHARE AMOUNTS               JANUARY 31                  APRIL 30                   JULY 31
------------------------------------        ------------------------   ------------------------   ------------------------
1999

Net revenue...............................  $                 10,235   $                 10,455   $                 10,318
Cost of products sold and services........  $                  7,068   $                  7,299   $                  7,251
Earnings from operations..................  $                  1,097   $                    895   $                    787
Net earnings from continuing operations...  $                    882   $                    766   $                    696
Net earnings from discontinued
  operations..............................  $                     78   $                    152   $                    157
Net earnings..............................  $                    960   $                    918   $                    853

Per share amounts:
  Net earnings--Basic:
    Continuing operations.................  $                    .87   $                    .76   $                    .69
    Discontinued operations...............                       .08                        .15                        .15
                                            ------------------------   ------------------------   ------------------------
                                            $                    .95   $                    .91   $                    .84
                                            ========================   ========================   ========================

  Net earnings--Diluted:
    Continuing operations.................  $                    .85   $                    .73   $                    .66
    Discontinued operations...............                       .07                        .15                        .15
                                            ------------------------   ------------------------   ------------------------
                                            $                    .92   $                    .88   $                    .81
                                            ========================   ========================   ========================

  Cash dividends..........................  $                    .16   $                    .16   $                    .16
  Range of closing stock prices on NYSE...  $        57 13/16-78 3/8   $        65 7/8-81 15/16   $        77 5/16-116 1/4
                                            ========================   ========================   ========================

1998

Net revenue...............................  $                  9,888   $                 10,053   $                  9,182
Cost of products sold and services........  $                  6,869   $                  7,130   $                  6,507
Earnings from operations..................  $                  1,040   $                    759   $                    673
Net earnings from continuing operations...  $                    762   $                    603   $                    554
Net earnings from discontinued
  operations..............................  $                    167   $                     82   $                     67
Net earnings..............................  $                    929   $                    685   $                    621

Per share amounts:
  Net earnings--Basic:
    Continuing operations.................  $                    .73   $                    .58   $                    .53
    Discontinued operations...............                       .16                        .08                        .07
                                            ------------------------   ------------------------   ------------------------
                                            $                    .89   $                    .66   $                    .60
                                            ========================   ========================   ========================

  Net earnings--Diluted:
    Continuing operations.................  $                    .71   $                    .57   $                    .52
    Discontinued operations...............                       .15                        .08                        .06
                                            ------------------------   ------------------------   ------------------------
                                            $                    .86   $                    .65   $                    .58
                                            ========================   ========================   ========================

  Cash dividends..........................  $                    .14   $                    .14   $                    .16
  Range of closing stock prices on NYSE...  $          58 3/4-67 3/4   $          60 1/4-75 3/8   $          55 3/8-81 5/8
                                            ========================   ========================   ========================

FOR THE THREE MONTHS ENDED
IN MILLIONS EXCEPT PER SHARE AMOUNTS              OCTOBER 31
------------------------------------        -----------------------
1999
Net revenue...............................  $                11,362
Cost of products sold and services........  $                 8,102
Earnings from operations..................  $                   909
Net earnings from continuing operations...  $                   760
Net earnings from discontinued
  operations..............................  $                    --
Net earnings..............................  $                   760
Per share amounts:
  Net earnings--Basic:
    Continuing operations.................  $                   .76
    Discontinued operations...............                       --
                                            -----------------------
                                            $                   .76
                                            =======================
  Net earnings--Diluted:
    Continuing operations.................  $                   .73
    Discontinued operations...............                       --
                                            -----------------------
                                            $                   .73
                                            =======================
  Cash dividends..........................  $                   .16
  Range of closing stock prices on NYSE...  $                67-114
                                            =======================
1998
Net revenue...............................  $                10,296
Cost of products sold and services........  $                 7,284
Earnings from operations..................  $                   927
Net earnings from continuing operations...  $                   759
Net earnings from discontinued
  operations..............................  $                   (49)
Net earnings..............................  $                   710
Per share amounts:
  Net earnings--Basic:
    Continuing operations.................  $                   .74
    Discontinued operations...............                     (.05)
                                            -----------------------
                                            $                   .69
                                            =======================
  Net earnings--Diluted:
    Continuing operations.................  $                   .72
    Discontinued operations...............                     (.04)
                                            -----------------------
                                            $                   .68
                                            =======================
  Cash dividends..........................  $                   .16
  Range of closing stock prices on NYSE...  $        48 9/16-60 1/4
                                            =======================

------------------------

Note: HP's consolidated financial statements and notes for all periods present Agilent Technologies' businesses as a discontinued operation. See further discussion in notes to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors of HP who are standing for reelection is set forth under "Election of Directors" on pages 9-10 of HP's Notice of Annual Meeting of Stockholders and Proxy Statement, dated January 18, 2000 (the "Notice and Proxy Statement"), which pages are incorporated herein by reference.

    The names of the executive officers of HP, and their ages, titles and biographies as of December 31, 1999, are set forth below. All officers are elected for one-year terms.

EXECUTIVE OFFICERS:

SUSAN D. BOWICK; AGE 51; VICE PRESIDENT, HUMAN RESOURCES.

    Ms. Bowick was elected a Vice President in November 1999. She previously held positions as Business Personnel Manager for the Computer Organization in 1995 and Personnel Manager for the San Diego site in 1993. She was first appointed a Vice President in 1997.

RAYMOND W. COOKINGHAM; AGE 56; VICE PRESIDENT AND CONTROLLER.

    Mr. Cookingham was elected a Vice President in 1993. He has served as Controller since 1986.

DEBRA L. DUNN: AGE 43; VICE PRESIDENT AND GENERAL MANAGER, STRATEGY AND
  CORPORATE OPERATIONS.

    Ms. Dunn was elected a Vice President in November 1999. She was General Manager of HP's Executive Staff from 1998 to 1999. From 1996 to 1998 she was General Manager of the Video Communications Division and from 1994 to 1996 she was that division's Marketing Manager.

CARLETON S. FIORINA; AGE 45; PRESIDENT AND CHIEF EXECUTIVE OFFICER.

    Ms. Fiorina became President and Chief Executive Officer of HP in July 1999, succeeding Lewis E. Platt. In July 1999 she also was elected to the HP Board of Directors. From October 1997 until she joined HP, Ms. Fiorina was Group President of the Global Service Provider Business of Lucent Technologies, Inc., a communications systems and technology company. From October 1996 to October 1997, she was President of Lucent Technologies' Consumer Products Business, and from January to October 1996 she was Executive Vice President, Corporate Operations. From January 1995 to January 1996, she was President, North America and, from July 1994 to January 1995, she was President, Atlantic and Canada Region in the Network Systems Group of AT&T. Ms. Fiorina is a member of the Board of Directors of the Kellogg Company and Merck & Co. and also serves on the U.S. China Board of Trade.

ANN M. LIVERMORE; AGE 41; PRESIDENT, ENTERPRISE AND COMMERCIAL BUSINESS.

    Ms. Livermore was elected a Vice President in 1995 and became General Manager of Worldwide Customer Support Operations in 1996. She was named General Manager of the Enterprise Computing Solutions Organization in 1998 and was appointed President of Enterprise Computing in April 1999. In October 1999, she became President of the Enterprise and Commercial Business. Ms. Livermore is a member of the Board of Directors of United Parcel Service. She is also on the Board of Visitors of the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

ANTONIO M. PEREZ; AGE 54; PRESIDENT, CONSUMER BUSINESS.

    Mr. Perez was elected a Vice President and named General Manager of the InkJet Products Group in 1995. In April 1999, he was appointed President of Inkjet Imaging Solutions. In November 1999, he was appointed President of Consumer Business. Mr. Perez serves on the Board of Directors of Stac Software, Inc.

WILLIAM V. RUSSELL; AGE 47; VICE PRESIDENT, ENTERPRISE SYSTEMS AND SOFTWARE.

    Mr. Russell was appointed Vice President of Enterprise Systems and Software in October 1999. He was General Manager of Europe, Africa and the Middle East for the Computer Systems Organization from 1994 to 1996, and became General Manager of the Enterprise Systems Group in 1997. He was first elected a Vice President in 1998.

CAROLYN M. TICKNOR; AGE 52; PRESIDENT, IMAGING AND PRINTING SYSTEMS.

    Ms. Ticknor was named General Manager of the LaserJet Printer Group in 1994. She was elected a Vice President in 1995 when the group reorganized and was renamed the LaserJet Solutions Group. In 1999, she was elected President of HP's Imaging and Printing Systems. Ms. Ticknor is a director of Stamps.com and serves on the Stanford Graduate School of Business Activities Council.

ROBERT P. WAYMAN; AGE 54; EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION
  AND CHIEF FINANCIAL OFFICER.

    Mr. Wayman has served as an Executive Vice President responsible for finance and administration since 1992 and Chief Financial Officer since 1984. He is a director of CNF Transportation, Inc. and Sybase Inc. He also serves as a member of the Kellogg Advisory Board to Northwestern University School of Business and is Chairman of the Private Sector Council.

DUANE E. ZITZNER; AGE 52; PRESIDENT, COMPUTING SYSTEMS.

    Mr. Zitzner was elected a Vice President and named General Manager of the Personal Information Products Group in 1996. He continued as General Manager when Personal Systems Group became a group within the Computer Organization in 1997 and was named President of the Computer Products organization in April 1999. Computer Products was renamed Computing Systems in November 1999.

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth on page 26 of the Notice and Proxy Statement, which page is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    Information regarding HP's compensation of its named executive officers is set forth on pages 27-44 of the Notice and Proxy Statement, which pages are incorporated herein by reference. Information regarding HP's compensation of its directors is set forth on page 8 of the Notice and Proxy Statement, which page is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding security ownership of certain beneficial owners and management is set forth on pages 22-26 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as part of this report:

    1.  All Financial Statements:

       See the Consolidated Financial Statements and notes thereto in
Item 8 above.

    2.  Financial Statement Schedules:

       None.

    3.  Exhibits:

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
1          Not applicable.
2          Master Separation and Distribution Agreement between
           Hewlett-Packard Company and Agilent Technologies, Inc.
           effective as of August 12, 1999.
3(a)       Registrant's Amended and Restated Certificate of
           Incorporation, which appears as Exhibit 3(a) to Registrant's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           April 30, 1998, which exhibit is incorporated herein by
           reference.
3(b)       Registrant's Amended By-Laws.
4          None.
5-8        Not applicable.
9          None.
10(a)      Registrant's 1985 Incentive Compensation Plan, as amended.*
10(b)      Registrant's 1985 Incentive Compensation Plan, as amended, stock option agreement.*
10(c)      Registrant's Excess Benefit Retirement Plan, amended and
           restated as of November 1, 1994, which appears as
           Exhibit 10(g) to Registrant's Annual Report on Form 10-K for
           the fiscal year ended October 31, 1996, which exhibit is
           incorporated herein by reference.*
10(d)      Registrant's 1990 Incentive Stock Option Plan, as amended.*
10(e)      Registrant's 1990 Incentive Stock Option Plan, as amended, stock option agreement.*
10(f)      Registrant's 1995 Incentive Stock Plan, as amended.*
10(g)      Registrant's 1995 Incentive Stock Plan, as amended, stock
           option and restricted stock agreements.*
10(h)      Registrant's 1997 Director Stock Plan which appears as
           exhibit 99 to Registrant's Form S-8 filed on March 7, 1997, which exhibit is incorporated herein by reference.*
10(i)      Registrant's Executive Deferred Compensation Plan, Amended
           and Restated effective November 1, 1999.*
10(j)      VeriFone, Inc. Amended and Restated 1992 Non-Employee
           Directors' Stock Option Plan which appears as exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which
           exhibit is incorporated herein by reference.*
10(k)      VeriFone, Inc. Amended and Restated Incentive Stock Option
           Plan and form of agreement which appears as exhibit 99.2 to
           Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(l)      VeriFone, Inc. Amended and Restated 1987 Supplemental Stock
           Option Plan and form of agreement which appears as
           exhibit 99.3 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(m)      Enterprise Integration Technologies Corporation 1991 Stock
           Plan and form of agreement which appears as exhibit 99.4 to
           Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
10(n)      VeriFone, Inc. Amended and Restated Employee Stock Purchase
           Plan which appears as exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(o)      Registrant's 1998 Subsidiary Employee Stock Purchase Plan
           and the Subscription Agreement which appear as Appendices E and E-1 to Registrant's Proxy Statement dated January 12,
           1998, respectively, which appendices are incorporated herein by reference.*
10(p)      Transition Agreement, dated May 20, 1999, between Registrant and Lewis E. Platt which appears as exhibit 10(ee) to
           Registrant's Quarterly Report on Form 10-Q for the fiscal
           quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(q)      Employment Agreement, dated May 20, 1999, between Registrant and Robert P. Wayman which appears as exhibit 10(ff) to
           Registrant's Quarterly Report on Form 10-Q for the fiscal
           quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(r)      Employment Agreement, dated July 17, 1999, between
           Registrant and Carleton S. Fiorina which appears as
           exhibit 10(gg) to Registrant's Quarterly Report on
           Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(s)      Executive Transition Program which appears as
           exhibit 10(hh) to Registrant's Quarterly Report on
           Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(t)      Incentive Stock Plan Stock Option Agreement (Non-Qualified),
           dated July 17, 1999, between Registrant and Carleton S.
           Fiorina which appears as exhibit 10(ii) to Registrant's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           July 31, 1999, which exhibit is incorporated herein by
           reference.*
10(u)      Restricted Stock Agreement, dated July 17, 1999, between
           Registrant and Carleton S. Fiorina which appears as
           exhibit 10(jj) to Registrant's Quarterly Report on
           Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(v)      Restricted Stock Unit Agreement, dated July 17, 1999,
           between Registrant and Carleton S. Fiorina which appears as exhibit 10(kk) to Registrant's Quarterly Report on
           Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(w)      Registrant's 2000 Stock Plan which appears as Appendix A to
           Registrant's Proxy Statement dated January 18, 2000, which appendix is incorporated herein by reference.*
10(x)      Registrant's 2000 Employee Stock Purchase Plan which appears as Appendix B to Registrant's Proxy Statement dated
           January 18, 2000, which appendix is incorporated herein by reference.*
10(y)      Registrant's Pay-for-Results Plan which appears as
           Appendix C to Registrant's Proxy Statement dated
           January 18, 2000, which appendix is incorporated herein by reference.*
11-17      Not applicable.
18         None.
19-20      Not applicable.
21         Subsidiaries of Registrant as of January 18, 2000.
22         None.
23         Consent of Independent Accountants.
24         Powers of Attorney. Contained in page 60 of this Annual
           Report on Form 10-K and incorporated herein by reference.
25-26      Not applicable.
27         Financial Data Schedule.
28         None.
99         1999 Employee Stock Purchase Plan Annual Report on Form
           11-K.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.

    Exhibit numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.

    (b)  Reports on Form 8-K

    On March 2, 1999, HP filed a report on Form 8-K, which reported under Item 5 that our Board of Directors approved plans to pursue a strategic realignment under which we would separate into two independent companies, Hewlett-Packard Company and Agilent Technologies, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2000                                 HEWLETT-PACKARD COMPANY

                                                       By:              /s/ ANN O. BASKINS
                                                             ----------------------------------------
                                                                          Ann O. Baskins
                                                                VICE PRESIDENT, GENERAL COUNSEL AND
                                                                             SECRETARY

                               POWER OF ATTORNEY

    Know All Persons By These Presents, that each person whose signature appears below constitutes and appoints Ann O. Baskins and Charles N. Charnas, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                  TITLE(S)                   DATE
                      ---------                                  --------                   ----
               /s/ CARLETON S. FIORINA
     -------------------------------------------                                      January 27, 2000
                 Carleton S. Fiorina                   President and Chief Executive
                                                         Officer (Principal
                                                         Executive Officer) and
                                                         Director

                /s/ ROBERT P. WAYMAN
     -------------------------------------------                                      January 27, 2000
                  Robert P. Wayman                     Executive Vice President
                                                         Finance and Administration,
                                                         Chief Financial Officer
                                                         (Principal Financial
                                                         Officer) and Director

              /s/ RAYMOND W. COOKINGHAM
     -------------------------------------------                                      January 27, 2000
                Raymond W. Cookingham                  Vice President and Controller
                                                         (Principal Accounting
                                                         Officer)

                /s/ PHILIP M. CONDIT
     -------------------------------------------                                      January 27, 2000
                  Philip M. Condit                     Director

                /s/ PATRICIA C. DUNN
     -------------------------------------------                                      January 27, 2000
                  Patricia C. Dunn                     Director

                  /s/ JOHN B. FERY
     -------------------------------------------                                      January 27, 2000
                    John B. Fery                       Director

     -------------------------------------------                                      January   , 2000
                 Jean-Paul G. Gimon                    Director

                    /s/ SAM GINN
     -------------------------------------------                                      January 27, 2000
                      Sam Ginn                         Director

               /s/ RICHARD A. HACKBORN
     -------------------------------------------                                      January 27, 2000
                 Richard A. Hackborn                   Chairman of the Board

                      SIGNATURE                                  TITLE(S)                   DATE
                      ---------                                  --------                   ----
                /s/ WALTER B. HEWLETT
     -------------------------------------------                                      January 27, 2000
                  Walter B. Hewlett                    Director

              /s/ GEORGE A. KEYWORTH II
     -------------------------------------------                                      January 27, 2000
                George A. Keyworth II                  Director

                  /s/ SUSAN P. ORR
     -------------------------------------------                                      January 27, 2000
                    Susan P. Orr                       Director

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
1          Not applicable.
2          Master Separation and Distribution Agreement between
           Hewlett-Packard Company and Agilent Technologies, Inc.
           effective as of August 12, 1999.
3(a)       Registrant's Amended and Restated Certificate of
           Incorporation, which appears as Exhibit 3(a) to Registrant's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           April 30, 1998, which exhibit is incorporated herein by
           reference.
3(b)       Registrant's Amended By-Laws.
4          None.
5-8        Not applicable.
9          None.
10(a)      Registrant's 1985 Incentive Compensation Plan, as amended.*
10(b)      Registrant's 1985 Incentive Compensation Plan, as amended, stock option agreement.*
10(c)      Registrant's Excess Benefit Retirement Plan, amended and
           restated as of November 1, 1994, which appears as
           Exhibit 10(g) to Registrant's Annual Report on Form 10-K for
           the fiscal year ended October 31, 1996, which exhibit is
           incorporated herein by reference.*
10(d)      Registrant's 1990 Incentive Stock Option Plan, as amended.*
10(e)      Registrant's 1990 Incentive Stock Option Plan, as amended, stock option agreement.*
10(f)      Registrant's 1995 Incentive Stock Plan, as amended.*
10(g)      Registrant's 1995 Incentive Stock Plan, as amended, stock
           option and restricted stock agreements.*
10(h)      Registrant's 1997 Director Stock Plan which appears as
           exhibit 99 to Registrant's Form S-8 filed on March 7, 1997, which exhibit is incorporated herein by reference.*
10(i)      Registrant's Executive Deferred Compensation Plan, Amended
           and Restated effective November 1, 1999.*
10(j)      VeriFone, Inc. Amended and Restated 1992 Non-Employee
           Directors' Stock Option Plan which appears as exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which
           exhibit is incorporated herein by reference.*
10(k)      VeriFone, Inc. Amended and Restated Incentive Stock Option
           Plan and form of agreement which appears as exhibit 99.2 to
           Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(l)      VeriFone, Inc. Amended and Restated 1987 Supplemental Stock
           Option Plan and form of agreement which appears as
           exhibit 99.3 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(m)      Enterprise Integration Technologies Corporation 1991 Stock
           Plan and form of agreement which appears as exhibit 99.4 to
           Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(n)      VeriFone, Inc. Amended and Restated Employee Stock Purchase
           Plan which appears as exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(o)      Registrant's 1998 Subsidiary Employee Stock Purchase Plan
           and the Subscription Agreement which appear as Appendices E and E-1 to Registrant's Proxy Statement dated January 12,
           1998, respectively, which appendices are incorporated herein by reference.*
10(p)      Transition Agreement, dated May 20, 1999, between Registrant and Lewis E. Platt which appears as exhibit 10(ee) to
           Registrant's Quarterly Report on Form 10-Q for the fiscal
           quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(q)      Employment Agreement, dated May 20, 1999, between Registrant and Robert P. Wayman which appears as exhibit 10(ff) to
           Registrant's Quarterly Report on Form 10-Q for the fiscal
           quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(r)      Employment Agreement, dated July 17, 1999, between
           Registrant and Carleton S. Fiorina which appears as
           exhibit 10(gg) to Registrant's Quarterly Report on
           Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(s)      Executive Transition Program which appears as
           exhibit 10(hh) to Registrant's Quarterly Report on
           Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
10(t)      Incentive Stock Plan Stock Option Agreement (Non-Qualified),
           dated July 17, 1999, between Registrant and Carleton S.
           Fiorina which appears as exhibit 10(ii) to Registrant's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           July 31, 1999, which exhibit is incorporated herein by
           reference.*
10(u)      Restricted Stock Agreement, dated July 17, 1999, between
           Registrant and Carleton S. Fiorina which appears as
           exhibit 10(jj) to Registrant's Quarterly Report on
           Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(v)      Restricted Stock Unit Agreement, dated July 17, 1999,
           between Registrant and Carleton S. Fiorina which appears as exhibit 10(kk) to Registrant's Quarterly Report on
           Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(w)      Registrant's 2000 Stock Plan which appears as Appendix A to
           Registrant's Proxy Statement dated January 18, 2000, which appendix is incorporated herein by reference.*
10(x)      Registrant's 2000 Employee Stock Purchase Plan which appears as Appendix B to Registrant's Proxy Statement dated
           January 18, 2000, which appendix is incorporated herein by reference.*
10(y)      Registrant's Pay-for-Results Plan which appears as
           Appendix C to Registrant's Proxy Statement dated
           January 18, 2000, which appendix is incorporated herein by reference.*
11-17      Not applicable.
18         None.
19-20      Not applicable.
21         Subsidiaries of Registrant as of January 18, 2000.
22         None.
23         Consent of Independent Accountants.
24         Powers of Attorney. Contained in page 60 of this Annual
           Report on Form 10-K and incorporated herein by reference.
25-26      Not applicable.
27         Financial Data Schedule.
28         None.
99         1999 Employee Stock Purchase Plan Annual Report on Form
           11-K.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.