Form 10-Q
period 2000-01-31
HEWLETT PACKARD CO
filed 2000-03-15
CIK 47217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                For the quarterly period ended January 31, 2000

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

   For the transition period from        to

                         Commission file number: 1-4423

                            HEWLETT-PACKARD COMPANY
             (Exact name of registrant as specified in its charter)

                  Delaware                                       94-1081436
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                       Identification No.)

            3000 Hanover Street,                                   94304
            Palo Alto, California                                (Zip Code)
  (Address of principal executive offices)

                                 (650) 857-1501
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                             Outstanding at January 31, 2000
                    -----                             -------------------------------
        Common Stock, $0.01 par value                       1.000 billion shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                      Page No.
                                                                      --------
 Part I.    Financial Information
    Item 1. Financial Statements
            Consolidated Condensed Balance Sheet
            January 31, 2000 (Unaudited) and October 31, 1999.......      3
            Consolidated Condensed Statement of Earnings
            Three months ended January 31, 2000 and 1999
             (Unaudited)............................................      4
            Consolidated Condensed Statement of Cash Flows
            Three months ended January 31, 2000 and 1999
             (Unaudited)............................................      5
            Notes to Consolidated Condensed Financial Statements
            (Unaudited).............................................      6
    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Unaudited)........     11
    Item 3. Quantitative and Qualitative Disclosures About Market
             Risk...................................................     19
 Part II.   Other Information
    Item 6. Exhibits and Reports on Form 8-K........................     20
 Signature...........................................................    21
 Exhibit Index.......................................................    22

Item 1. Financial Statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET
              (In millions except par value and number of shares)

                                                        January 31, October 31,
                                                           2000        1999
                                                        ----------- -----------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................   $ 2,985     $ 5,411
  Short-term investments...............................       255         179
  Accounts receivable..................................     5,435       5,958
  Financing receivables................................     1,839       1,889
  Inventory............................................     5,100       4,863
  Other current assets.................................     3,717       3,342
                                                          -------     -------
    Total current assets...............................    19,331      21,642
                                                          -------     -------
Property, plant and equipment (less accumulated
 depreciation
 of $4,714 at January 31, 2000 and $4,587 at October
 31, 1999).............................................     4,336       4,333
Long-term investments and other assets.................     5,983       5,789
Net assets of discontinued operations..................     4,261       3,533
                                                          -------     -------
    Total assets.......................................   $33,911     $35,297
                                                          =======     =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and short-term borrowings..............   $   515     $ 3,105
  Accounts payable.....................................     3,850       3,517
  Employee compensation and benefits...................     1,210       1,287
  Taxes on earnings....................................     2,092       2,152
  Deferred revenues....................................     1,534       1,437
  Other accrued liabilities............................     3,089       2,823
                                                          -------     -------
    Total current liabilities..........................    12,290      14,321
                                                          -------     -------
Long-term debt.........................................     1,535       1,764
Other liabilities......................................       780         917
Stockholders' equity:
  Preferred stock, $0.01 par value (300,000,000 shares
   authorized; none issued)............................       --          --
  Common stock, $0.01 par value (4,800,000,000 shares
   authorized; 1,000,112,000 shares issued and
   outstanding at January 31, 2000 and 1,004,569,000
   shares issued and outstanding at October 31, 1999)..        10          10
  Additional paid-in capital...........................       881         --
  Retained earnings....................................    18,272      18,285
  Accumulated comprehensive income.....................       143         --
                                                          -------     -------
    Total stockholders' equity.........................    19,306      18,295
                                                          -------     -------
    Total liabilities and stockholders' equity.........   $33,911     $35,297
                                                          =======     =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                  (Unaudited)
                     (In millions except per share amounts)

                                                            Three months ended
                                                                January 31,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
Net revenue:
  Products................................................. $   9,961 $   8,773
  Services.................................................     1,712     1,462
                                                            --------- ---------
    Total net revenue......................................    11,673    10,235
                                                            --------- ---------
Costs and expenses:
  Cost of products sold and services.......................     8,349     7,068
  Research and development.................................       607       576
  Selling, general and administrative......................     1,765     1,494
                                                            --------- ---------
    Total costs and expenses...............................    10,721     9,138
                                                            --------- ---------
Earnings from operations...................................       952     1,097
Interest income and other, net.............................       163       149
Interest expense...........................................        56        47
                                                            --------- ---------
Earnings from continuing operations before taxes...........     1,059     1,199
Provision for taxes........................................       265       317
                                                            --------- ---------
Net earnings from continuing operations....................       794       882
Net earnings from discontinued operations..................       --         78
                                                            --------- ---------
Net earnings............................................... $     794 $     960
                                                            ========= =========
Net earnings per share: Continuing operations
  Basic.................................................... $    0.80 $    0.87
  Diluted.................................................. $    0.77 $    0.85

Net earnings per share: Discontinued operations
  Basic.................................................... $     --  $    0.08
  Diluted.................................................. $     --  $    0.07

Net earnings per share: Total
  Basic.................................................... $    0.80 $    0.95
  Diluted.................................................. $    0.77 $    0.92

Cash dividends declared per share.......................... $    0.32 $    0.32

Average number of shares and equivalents
  Basic....................................................       999     1,011
  Diluted..................................................     1,043     1,049

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                 (In millions)

                                                                Three months
                                                                    ended
                                                                 January 31,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
Cash flows from operating activities:
  Net earnings from continuing operations...................... $  794  $  882
  Adjustments to reconcile net earnings from continuing
   operations to net cash provided by operating activities:
    Depreciation and amortization..............................    346     300
    Deferred taxes on earnings.................................   (413)    403
    Change in assets and liabilities:
      Accounts and financing receivables.......................    404     (25)
      Inventory................................................   (237)   (145)
      Accounts payable.........................................    333    (335)
      Taxes on earnings........................................    217    (885)
      Other current assets and liabilities.....................   (110)    (35)
      Other, net...............................................   (199)     72
                                                                ------  ------
      Net cash provided by operating activities................  1,135     232
                                                                ------  ------
Cash flows from investing activities:
  Investment in property, plant and equipment..................   (339)   (217)
  Disposition of property, plant and equipment.................     76     144
  Purchases of short-term investments..........................   (462)   (475)
  Maturities of short-term investments.........................    472     492
  Other, net...................................................     --      23
                                                                ------  ------
      Net cash used in investing activities....................   (253)    (33)
                                                                ------  ------
Cash flows from financing activities:
  Increase (decrease) in notes payable and short-term
   borrowings.................................................. (2,495)    175
  Issuance of long-term debt...................................     30      28
  Payment of long-term debt....................................   (337)   (529)
  Issuance of common stock under employee stock plans..........    216     179
  Repurchase of common stock...................................   (929)   (265)
  Dividends....................................................   (161)   (162)
                                                                ------  ------
      Net cash used in financing activities.................... (3,676)   (574)
                                                                ------  ------
Net cash provided by discontinued operations...................    368      23
                                                                ------  ------
Decrease in cash and cash equivalents.......................... (2,426)   (352)
Cash and cash equivalents at beginning of period...............  5,411   4,046
                                                                ------  ------
Cash and cash equivalents at end of period..................... $2,985  $3,694
                                                                ======  ======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1: Basis of Presentation

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of January 31, 2000 and October 31, 1999, the results of operations for the three-month periods ended January 31, 2000 and 1999, and the cash flows for the three-month periods ended January 31, 2000 and 1999.

The results of operations for the three-month period ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Hewlett-Packard Company 1999 Annual Report on Form 10-K.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2: Accumulated Comprehensive Income

The accumulated comprehensive income line of stockholders' equity consists of unrealized gains and losses on available-for-sale securities. Unrealized gains and losses on available-for-sale securities were $143 million (net of taxes of $92 million) for the three-month period ended January 31, 2000.

Note 3: Discontinued Operations

On March 2, 1999, Hewlett-Packard Company (HP) announced its intention to launch a new company, subsequently named Agilent Technologies, Inc. (Agilent Technologies), through a distribution of Agilent Technologies' common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of HP's Measurement Systems Organization, which includes its test and measurement, semiconductor products, chemical analysis and healthcare solutions businesses.

Effective July 31, 1999, HP's management and Board of Directors completed the plan of disposition for Agilent Technologies. HP's consolidated condensed financial statements for all periods present Agilent Technologies as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30. For the period from the July 31, 1999 measurement date through the spin-off, net earnings from Agilent Technologies are expected to exceed the estimated costs to effect the spin-off. The excess net earnings over these costs will be recognized once the net earnings realized exceed the total estimated costs of the spin-off. The net earnings are expected to exceed the total estimated costs in the second quarter of fiscal 2000.


      Net assets of discontinued operations are summarized below:

                                                         January 31, October 31,
                                                            2000        1999
                                                         ----------- -----------
                                                              (In millions)
      Current assets....................................   $ 5,093     $ 3,538
      Property, plant and equipment, net................     1,408       1,387
      Other assets......................................       717         619
      Current liabilities...............................    (1,727)     (1,681)
      Other liabilities.................................    (1,230)       (330)
                                                           -------     -------
      Net assets of discontinued operations.............   $ 4,261     $ 3,533
                                                           =======     =======

In the first quarter of fiscal 2000, HP provided net funding of approximately $1.1 billion to Agilent Technologies. In November 1999, Agilent Technologies closed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to HP. These transactions resulted in an increase to cash of approximately $1.0 billion, net assets of discontinued operations of approximately $0.4 billion and additional paid-in capital of approximately $1.4 billion. HP plans to distribute its remaining 84% interest in Agilent Technologies to HP's stockholders by July 31, 2000.

Note 4: Earnings Per Share

HP's basic earnings per share (EPS) is calculated based on net earnings available to common stockholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding or the conversion of debt.

                                                            Three months ended
                                                                January 31,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
                                                            (In millions except
                                                              per share data)
   Numerator:
     Net earnings from continuing operations..............  $     794 $     882
     Adjustment for interest expense, net of income tax
      effect..............................................          6         6
                                                            --------- ---------
     Net earnings from continuing operations, adjusted....        800       888
     Net earnings from discontinued operations............        --         78
                                                            --------- ---------
       Net earnings, adjusted.............................  $     800 $     966
                                                            ========= =========
   Denominator:
     Weighted-average shares outstanding..................        999     1,011
     Effect of dilutive securities:
      Dilutive options....................................         33        27
      Zero-coupon subordinated convertible notes due
       2017...............................................         11        11
                                                            --------- ---------
     Dilutive potential common shares.....................         44        38
                                                            --------- ---------
     Weighted-average shares and dilutive potential common
      shares..............................................      1,043     1,049
                                                            ========= =========
   Net earnings per share: Continuing operations
     Basic................................................  $    0.80 $    0.87
     Diluted..............................................  $    0.77 $    0.85
   Net earnings per share: Discontinued operations
     Basic................................................  $     --  $    0.08
     Diluted..............................................  $     --  $    0.07
   Net earnings per share: Total
     Basic................................................  $    0.80     $0.95
     Diluted..............................................  $    0.77     $0.92
   Average number of shares and equivalents
     Basic................................................        999     1,011
     Diluted..............................................      1,043     1,049

Note 5: Income Taxes

Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

Note 6: Inventory

                                                         January 31, October 31,
                                                            2000        1999
                                                         ----------- -----------
                                                              (In millions)
   Finished goods.......................................   $ 3,661     $3,581
   Purchased parts and fabricated assemblies............     1,439      1,282
                                                           -------     ------
                                                           $ 5,100     $4,863
                                                           =======     ======

Note 7: Supplemental Cash Flow Information

                                                         Three months ended
                                                             January 31,
                                                         --------------------
                                                           2000       1999
                                                         ---------  ---------
                                                            (In millions)
   Cash paid for income taxes, net...................... $     315  $     774
   Cash paid for interest...............................        45         99
   Non-cash transactions--issuance of common stock for
    employee benefit plans:
     Restricted stock...................................       (73)       (10)
     Employer matching contributions for TAXCAP and
      employee stock benefit plans......................        26         31

Note 8: Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. HP will adopt the standard no later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the first quarter of HP's fiscal year 2001. HP is in the process of determining the impact that adoption will have on its consolidated financial statements.

Note 9: Stockholders' Equity

HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and under a separate incremental plan authorizing purchases in the open market or in private transactions. During the first quarter of fiscal 2000, 8.9 million shares were repurchased under these plans for an aggregate price of $929 million. In the first quarter of fiscal 1999, 4.2 million shares were repurchased under these plans for $265 million. In November 1999, the Board of Directors authorized an additional $2.0 billion in repurchases under these two programs in the aggregate. As of January 31, 2000, HP had remaining authorization for future repurchases under the two programs of approximately $2.5 billion.

Note 10: Segment Information

HP is a leading global provider of computing and imaging solutions and services for business and home, and is focused on capitalizing on the opportunities of the Internet and the proliferation of electronic services. HP organizes its operations into four major businesses: Imaging and Printing Systems, Computing Systems, IT Services, and Measurement Systems, each of which comprises a reportable segment. The Measurement Systems business, now named Agilent Technologies, is reported as a discontinued operation. For further discussion, see Note 3 to the consolidated condensed financial statements.

The results of the reportable segments are derived directly from HP's management reporting system. These results are based on HP's method of internal reporting and are not necessarily in conformity with generally accepted accounting principles. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

The table below presents selected financial information for each continuing reportable segment:

                                Imaging and
                                 Printing   Computing    IT     All    Total
                                  Systems    Systems  Services Other  Segments
                                ----------- --------- -------- -----  --------
                                                (In millions)
For the three months ended
 January 31, 2000:
Net revenue from external
 customers.....................   $5,138     $5,062    $1,601  $ 26   $11,827
Intersegment net revenue.......        2         70        18     9        99
                                  ------     ------    ------  ----   -------
  Total net revenue............    5,140      5,132     1,619    35    11,926
                                  ======     ======    ======  ====   =======
Earnings (loss) from
 operations....................   $  677     $  177    $  183  $ (1)  $ 1,036
                                  ======     ======    ======  ====   =======
For the three months ended
 January 31, 1999:
Net revenue from external
 customers.....................   $4,528     $4,348    $1,405  $ 23   $10,304
Intersegment net revenue.......       10        122        13   --        145
                                  ------     ------    ------  ----   -------
  Total net revenue............   $4,538     $4,470    $1,418  $ 23   $10,449
                                  ======     ======    ======  ====   =======
Earnings (loss) from
 operations....................   $  643     $  243    $  227  $ (1)  $ 1,112
                                  ======     ======    ======  ====   =======
Assets:
As of January 31, 2000.........   $6,914     $6,217    $7,045  $ 14   $20,190
                                  ======     ======    ======  ====   =======
As of October 31, 1999.........   $7,304     $6,049    $6,976  $ 17   $20,346
                                  ======     ======    ======  ====   =======

The following is a reconciliation of segment information to HP consolidated totals:

                                                          Three months ended
                                                             January 31,
                                                       ------------------------
                                                          2000         1999
                                                       ----------- ------------
                                                            (In millions)
Net revenue:
Total segments........................................   $11,926     $10,449
Financing interest income reclassification............       (82)        (69)
Elimination of intersegment net revenue and other.....      (171)       (145)
                                                         -------     -------
    Total HP consolidated.............................   $11,673     $10,235
                                                         =======     =======
Earnings from continuing operations before taxes:
Total segment earnings from operations................   $ 1,036     $ 1,112
Net financing interest reclassification...............       (39)        (30)
Interest income and other, net........................       163         149
Interest expense......................................       (56)        (47)
Corporate and unallocated costs, and eliminations.....       (45)         15
                                                         -------     -------
    Total HP consolidated.............................   $ 1,059     $ 1,199
                                                         =======     =======
                                                       January 31,  October 31,
                                                          2000         1999
                                                       ----------- ------------
                                                            (In millions)
Assets:
Total segments........................................   $20,190     $20,346
Assets not allocated to segments:
  Cash and cash equivalents...........................     2,985       5,411
  Short-term investments and long-term investments in
   debt securities....................................     1,184       1,192
  Other corporate.....................................     5,291       4,815
                                                         -------     -------
Total assets from continuing operations...............    29,650      31,764
Net assets of discontinued operations.................     4,261       3,533
                                                         -------     -------
    Total HP consolidated.............................   $33,911     $35,297
                                                         =======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited).

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

The following discussion should be read in conjunction with the consolidated condensed financial statements and the related notes that appear elsewhere in this document.

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of HP and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and acceptance of new products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; risks associated with the proposed spin-off of Agilent Technologies, Inc. and the distribution of Agilent Technologies' shares; and other risks described from time to time in HP's Securities and Exchange Commission filings, including but not limited to the Annual Report on Form 10-K for the year ended October 31, 1999.

Forward-looking statements reflect the current views of HP with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. HP does not intend to update these forward-looking statements.

As more fully discussed in Note 3 to the consolidated condensed financial statements, on March 2, 1999, HP announced its intention to launch a new company, subsequently named Agilent Technologies, through a distribution of Agilent Technologies' common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of HP's Measurement Systems Organization, which includes its test and measurement, semiconductor products, chemical analysis and healthcare solutions businesses. Effective July 31, 1999, HP's management and Board of Directors completed the plan of disposition for Agilent Technologies. On November 23, 1999, Agilent Technologies closed an initial public offering (IPO) of approximately 16% of its common stock. HP plans to distribute its remaining 84% interest in Agilent Technologies to HP's stockholders by July 31, 2000. HP's consolidated financial statements for all periods present Agilent Technologies as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30. Unless otherwise indicated, the following discussion relates to HP's continuing operations.

Results of Operations

For the first quarter ended January 31, 2000, HP reported net revenue of $11.7 billion, an increase of 14% from the same period in fiscal 1999. The increase in net revenue was a result of solid growth across all business segments. Net revenue for the Computing Systems segment grew 15% in the first quarter of 2000 compared with a year ago, while the IT Services segment grew 14% and the Imaging and Printing Systems segment grew 13%. Overall, product sales for the first quarter increased 14%, while service revenue grew 17% over the corresponding period in fiscal 1999. International revenue grew 16% to $6.7 billion and U.S. revenue increased 12% to $5.0 billion from a year ago. Strong international growth was fueled primarily by the economic improvement in Asia. Fluctuations in currency rates had minimal impact on year-over-year revenue growth.

Costs, expenses and earnings as a percentage of net revenue for the three months ended January 31 were as follows:

                                                                     2000  1999
                                                                     ----  ----
     Cost of products sold and services............................. 71.5% 69.1%
     Research and development.......................................  5.2%  5.6%
     Selling, general and administrative............................ 15.1% 14.6%
     Earnings from operations.......................................  8.2% 10.7%
     Net earnings from continuing operations........................  6.8%  8.6%

Cost of products sold and services as a percentage of net revenue was 71.5% in the first quarter of fiscal 2000 compared with 69.1% in the same period for fiscal 1999. The 2.4 percentage point increase in the cost of sales ratio was driven primarily by the Computing Systems and Imaging and Printing Systems segments.

Total operating expenses, composed of research and development and selling, general and administrative expenses, were $2.4 billion, an increase of 15% for the first quarter of fiscal 2000 over the first quarter of fiscal 1999. Research and development expense increased 5% due primarily to an increase in spending related to new technologies in imaging and printing systems. Selling, general and administrative expenses increased 18% in the first quarter of fiscal 2000 over the corresponding period in fiscal 1999. This growth was attributable to higher selling expenses to support business growth, increased marketing expenses to support our corporate branding initiative and e-services strategy, and increased stock appreciation rights expense due to a 46% increase in HP stock price during the quarter. In addition, the increase reflected costs incurred to effect the spin-off of Agilent Technologies. These spin-off costs consisted primarily of retention incentives given to continuing HP employees involved in effecting the transaction.

Interest income and other, net, increased $14 million in the first quarter of fiscal 2000 compared with the same period in fiscal 1999. The increase was attributable primarily to lower net currency losses, as well as higher interest income associated with investment balances.

HP's tax rate was 25% in the first quarter of fiscal 2000, down from a tax rate of 26% for all of fiscal 1999. This decline was primarily the result of changes in the mix of our pre-tax earnings in various tax jurisdictions throughout the world. The tax rate was 26.5% for the first quarter of fiscal 1999.

Net earnings from continuing operations decreased 10% to $794 million in the first quarter of fiscal 2000 compared with the same period in fiscal 1999. As a percentage of net revenue, net earnings from continuing operations were 6.8% in the first quarter of fiscal 2000, compared with 8.6% in the same quarter in fiscal 1999.

Earnings from discontinued operations include the results of the businesses that comprise Agilent Technologies. For the period from the July 31, 1999 measurement date through the spin-off, net earnings from Agilent Technologies are expected to exceed the estimated costs to effect the spin-off. The excess net earnings over these costs will be recognized once the net earnings realized exceed the total estimated costs of the spin-off. The net earnings are expected to exceed the total estimated costs in the second quarter of fiscal 2000.

Segment Information

The following is a discussion of operating results for each of HP's business segments. A description of products and services for each segment can be found in the notes to the consolidated financial statements in the Hewlett-Packard Company 1999 Annual Report on Form 10-K. Quarterly financial data for each segment can be found in Note 10 to these consolidated condensed financial statements. The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of January 31, 2000. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Imaging and Printing

                                                            Three months ended
                                                                January 31,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
                                                               (In millions)
Net revenue................................................ $   5,140 $   4,538
Earnings from operations................................... $     677 $     643

Imaging and Printing Systems' net revenue grew 13% for the quarter ended January 31, 2000 compared with the same period in 1999. Net revenue growth was driven primarily by strong sales of printer supplies. Despite strong printer hardware unit growth, revenue growth was constrained by declines in average selling prices and a shift to low-end products.

Net revenue growth in printer supplies reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net revenue growth in printer hardware was driven primarily by the solid performance of home printers, personal/workgroup office printers and scanning devices. HP Photosmart and all-in-one products contributed to revenue growth in the home printer category and personal/workgroup office printers benefited from strong performance in the personal and color laser platforms.

Earnings from operations as a percentage of net revenue were 13.2% for the quarter ended January 31, 2000 compared with 14.2% for the same period in 1999. The 1.0 percentage point decrease was attributable primarily to higher component costs related to the strengthening Japanese Yen and a shift toward low-end home printers. These factors were partially offset by strong sales of higher-margin printer supplies. The decline in the earnings from operations ratio was also slightly impacted by investments made to develop next generation technologies and additional selling and marketing expenses to promote new imaging and printing products.

Computing Systems

                                                            Three months ended
                                                                January 31,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
                                                               (In millions)
Net revenue................................................ $   5,132 $   4,470
Earnings from operations................................... $     177 $     243

Computing Systems' net revenue increased 15% for the quarter ended January 31, 2000 when compared with the same period in 1999. Solid performance in certain PC and server products drove the overall growth. This performance was partially offset by a continued shift to low-margin products, declines in PC average selling prices, and the transition to a new enterprise storage strategy.

Computing Systems' net revenue benefited from strong unit shipments of home and notebook PCs. Growth in home PCs was driven by the strong acceptance of new products launched during the quarter aided by the exit of two major competitors from the retail market. Notebook PCs continued to benefit from growth in the retail notebook line as well as strong sales of its base product portfolio. Very strong performance in entry-level UNIX(R)(/1/) servers and solid sales of high-end UNIX(R) servers favorably impacted revenue. PC servers also aided revenue growth over the prior year. Revenue growth was partially offset by the continued effects of the transition to a new high-end enterprise storage strategy and a slight decrease in business desktop PC revenue due to declining average selling prices.

Earnings from operations as a percentage of net revenue were 3.4% for the quarter ended January 31, 2000 compared with 5.4% for the same period in 1999. The 2.0 percentage point decrease was attributable to higher memory costs for business desktop PCs and PC servers, as well as a continued shift to low-margin products and declines in average selling prices. The decline in the earnings from operations ratio was partially offset by a shift towards higher-margin enterprise storage products and lower operating expenses as a percentage of net revenue due to improved operational efficiencies.

IT Services

                                                            Three months ended
                                                                January 31,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
                                                               (In millions)
Net revenue................................................ $   1,619 $   1,418
Earnings from operations................................... $     183 $     227

------------
(/1/)UNIX(R) is a registered trademark of the Open Group

IT Services net revenue increased 14% for the quarter ended January 31, 2000 compared with the same period in 1999. Strong growth in several support and service programs as well as solid performance in financing contributed to the overall growth.

The 14% growth in net revenue was driven primarily by strong performance in mission-critical, networking and customer services, as well as outsourcing services such as systems managment and enterprise resource planning (ERP). Financing revenue also grew reflecting strength in the UNIX(R) business.

Earnings from operations as a percentage of net revenue were 11.3% for the quarter ended January 31, 2000 compared with 16.0% for the same period in 1999. The 4.7 percentage point decrease was attributable primarily to lower margins on our desktop financing business, competitive pricing and an increase in consulting hiring to support future growth. Additional investments in service and support technologies and marketing expenses related to our e-services initiatives also contributed to the decline in earnings from operations as a percentage of net revenue.

Liquidity and Capital Resources.

HP's financial position remained strong in the first quarter of fiscal 2000. Cash and cash equivalents and short-term investments were $3.2 billion at January 31, 2000 compared with $5.6 billion at October 31, 1999. During the first quarter of fiscal 2000, cash flows from operating activities were used to pay down short- and long-term debt, fund repurchases of HP's common stock and purchase property, plant and equipment.

Operating activities generated $1.1 billion of cash in the first quarter of fiscal 2000 compared with $232 million in the corresponding period in fiscal 1999. The increase in cash generated in 2000 resulted primarily from the collection of receivables, favorable fluctuations in accounts payable and timing of tax payments.

Inventory as a percentage of net revenue was 11.6% as of January 31, 2000 compared with 12.2% at the end of the first quarter of fiscal 1999 and 11.5% as of October 31, 1999, as progress in supply-chain management continued. Trade and financing receivables as a percentage of net revenue were 16.6% at January 31, 2000 compared with 16.1% in the corresponding period of fiscal 1999 and 18.5% as of October 31, 1999. The ratio at year-end reflected a relatively high level of receivables due to seasonal fluctuations.

Capital expenditures were $339 million in the first three months of fiscal 2000 compared with $217 million for the corresponding period in fiscal 1999. Net property, plant and equipment as a percentage of net revenue was 9.9% as of January 31, 2000 compared with 11.8% at the end of the first quarter of fiscal 1999 and 10.2% at October 31, 1999. This result reflected the streamlining of operations through outsourcing and consolidating activities, improving space utilization and reducing asset intensity to build flexibility into our balance sheet.

HP invests excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short- and long-term borrowings in the first quarter of fiscal 2000 decreased by $2.8 billion, as cash and net receipts from maturities of short-term investments were used to pay down short- and long-term debt. Long-term debt totaling $337 million matured as scheduled in the first quarter of fiscal 2000. At January 31, 2000, HP had an unused committed borrowing facility in place totaling $1.0 billion.

HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and under a separate incremental plan authorizing purchases in the open market or in private transactions. During the first quarter of fiscal 2000, 8.9 million shares were repurchased under these plans for an aggregate price of $929 million. In the first quarter of fiscal 1999, 4.2 million shares were repurchased under these plans for $265 million. In November 1999, the Board of Directors authorized an additional $2.0 billion in repurchases under these two programs in the aggregate. As of January 31, 2000, HP had remaining authorization for future repurchases under the two programs of approximately $2.5 billion.

In the first quarter of fiscal 2000, HP provided net funding of approximately $1.1 billion to Agilent Technologies. In November 1999, Agilent Technologies closed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to HP.

Factors That Could Affect Future Results

Competition. We encounter aggressive competition in all areas of our business. We have numerous competitors, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Product life cycles are short. To remain competitive, HP must be able to develop new products and periodically enhance our existing products. In particular, we anticipate that we will have to continue to lower the prices of many of our products to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of our markets, we may not be able to compete successfully against current and future competitors, and the competitive pressures we face could harm our business and prospects.

New Product Introductions. If we cannot continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may lose market share and our future revenue and earnings may suffer. The process of developing new high technology products and services is complex and uncertain. We must accurately anticipate customers' changing needs and emerging technological trends. We consequently must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly at low enough costs. To do this we must accurately forecast volumes, mix of products and configurations. Additionally, the supply and timing of a new product or service must match customers' demand and timing for the particular product or service. Given the wide variety of systems, products and services that HP offers, the process of planning production and managing inventory levels becomes increasingly difficult.

Reliance on Third Party Distribution Channels and Inventory Management. We use third-party distributors to sell our products, especially printers and personal computers, in order to accommodate changing customer preferences. As a result, the financial soundness of our wholesale and retail distributors, and our continuing relationships with these distributors, are important to HP's success. Some of these distributors may have insufficient financial resources and may not be able to withstand changes in business conditions. Our revenue and earnings could suffer if our distributors' financial condition or operations weaken or if our relationship with them deteriorates.

Additionally, inventory management becomes increasingly complex as we continue to sell a significant mix of products through distributors. Third party distributors constantly adjust their product orders from us in response to:

  . The supply of our and our competitors' products available to the distributor,

  . The timing of new product introductions and relative features of the products, and

  . Seasonal fluctuations in end-user demand, such as back-to-school and holiday buying.

Distributors may increase orders during times of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.

Short Product Life Cycles. The short life cycles of many of our products pose a challenge for us to manage effectively the transition from existing products to new products. If we do not manage the transition effectively, our revenue and earnings could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in product development or manufacturing, variations in product costs and delays in customer purchases of existing products in anticipation of new product introductions. Our revenue and earnings could also suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially true when a competitor introduces a new product just before our own product introduction. Further, our new products may replace or compete with certain of our own current products.

Intellectual Property. We generally rely upon patent, copyright, trademark and trade secret laws in the United States and in certain other countries, and agreements with our employees, customers and partners, to establish and maintain our proprietary rights in our technology and products. However, any of our intellectual proprietary rights could be challenged, invalidated or circumvented. Our intellectual property may not necessarily provide significant competitive advantages. Also, because of the rapid pace of technological change in the information technology industry, many of our products rely on key technologies developed by third parties, and we may not be able to continue to obtain licenses from these third parties. Third parties may claim that we are infringing their intellectual property. Even if we do not believe that our products are infringing third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer.

Reliance on Suppliers. Our manufacturing operations depend on our suppliers' ability to deliver quality components and products in time for us to meet critical manufacturing and distribution schedules. We sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts. If shortages or delays persist, our operating results could suffer until other sources can be developed. In order to secure components for the production of new products, at times we make advance payments to suppliers, or we may enter into noncancelable purchase commitments with vendors. If the prices of these component parts then decrease after we have entered into binding price agreements, our earnings could suffer. Further, we may not be able to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations needed. Conversely, a temporary oversupply of these parts could also affect our operating results.

International. Sales outside the United States make up more than half of our revenues. A portion of our product and component manufacturing, along with key suppliers, are also located outside of the United States. Our future earnings or financial position could be adversely affected by a variety of international factors, including:

  . Changes in a country or region's political or economic conditions,

  . Trade protection measures,

  . Import or export licensing requirements,

  . The overlap of different tax structures,

  . Unexpected changes in regulatory requirements,

  . Differing technology standards,

  . Problems caused by the conversion of various European currencies to the Euro (see "Adoption of the Euro" section below), and

  . Natural disasters.

Market Risk. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. We are also exposed to interest rate risk inherent in our debt and investment portfolios. Our risk management strategy uses derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into derivatives for trading purposes. See also the "Financial Instruments--Off-Balance-Sheet Foreign Exchange Risk" and "Borrowings" notes to the consolidated financial statements in the Hewlett-Packard Company 1999 Annual Report on Form 10-K for more detailed information.

We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures described above, and a hypothetical 10% adverse movement in interest rates applied to our debt and investment portfolios. As of January 31, 2000 and 1999, the analysis indicated that these hypothetical market movements would not have a material effect on HP's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and HP's actual exposures and hedges.

Acquisitions, Strategic Alliances, Joint Ventures and Divestitures. In the normal course of business, HP frequently engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although completion of any one transaction is unlikely to have a material effect on our financial position, results of operations or cash flows taken as a whole, it may contribute to our financial results differing from the investment community's expectations in a given quarter. Divestiture of a part of our business may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require us to integrate with a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market products with our products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of the entity into HP depends on a variety of factors, including:

  . The hiring and retention of key employees,

  . Management of facilities in separate geographic areas, and

  . The integration or coordination of different research and development and product manufacturing facilities.

All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

Earthquake. Our corporate headquarters, a portion of our research and development activities, other critical business operations and certain of our suppliers are located near major earthquake faults. The ultimate impact on HP, our significant suppliers and our general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. We are predominantly uninsured for losses and interruptions caused by earthquakes.

Environmental. Some of our operations use substances regulated under various federal, state and international laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. We record a liability for environmental remediation and related costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. Environmental costs are presently not material to our results of operations or financial position.

Profit Margin. Our profit margins vary somewhat among our products, customer groups and geographic markets. Consequently, our overall profitability in any given period is partially dependent on the product, customer and geographic mix reflected in that period's net revenue.

Stock Price. HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

  . Our, or a competitor's, announcement of new products, services or technological innovations,

  . Quarterly increases or decreases in our earnings,

  .Changes in revenue or earnings estimates by the investment community, and

  .Speculation in the press or investment community.

General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect HP's stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

Earnings Fluctuations. Although we believe that we have the products and resources needed for continuing success, we cannot reliably predict future revenue and margin trends. Actual trends may cause us to adjust our operations, which could cause period-to-period fluctuations in our earnings.

Planned Spin-off of Agilent Technologies. HP has announced that it intends to distribute to its stockholders all of the common stock of Agilent Technologies that HP owns by July 31, 2000, although HP is not obligated to do so. This distribution may not occur by that date or at all. Further, HP may not obtain the benefits we expect as a result of this distribution, such as greater strategic focus on our core computing and imaging and printing businesses. In addition, HP's consolidated financial statements do not reflect what the financial position, results of operations and cash flows of HP would have been had Agilent Technologies been a separate stand-alone entity during the periods presented.

Year 2000

The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

HP passed a number of critical "Year 2000" dates (September 9, 1999; January 1, 2000; and February 29, 2000) with no significant issues anywhere in the world. Our customer-support operations reported that HP customers did not call about any consequential Year 2000 incidents. At HP sites, we did not experience any significant Year 2000-related issues that would have affected our ability to manufacture, ship, sell or service our products.

HP had established a Year 2000 Program Office to coordinate the Year 2000 efforts of all of our business units, geographic organizations and functional departments around the world. This office also provided a single point of contact for information about our Year 2000 programs. HP embarked on a massive customer-outreach program to share information with millions of customers in face-to-face meetings, in mailings and via a web site.

Our Year 2000 initiatives focused on four areas of potential impact: the products and services we provide to customers, our own internal information technology (IT) systems, our internal non-IT systems and processes, and the readiness of third parties with whom we have material business relationships. HP's Year 2000 program, at its peak, involved thousands of employees who worked diligently to make sure that customers and our own operations did not experience any significant Year 2000 problems.

While we are encouraged by the success of our Year 2000 efforts and that of our customers and partners, we will continue to offer any needed Year 2000 support to customers. Plans are in place to close the Year 2000 Program Office and manage any outstanding Year 2000 support issues through our regular HP support and service activities around the world.

Adoption of the Euro

HP has established a dedicated task force to address the issues raised by the introduction of a European single currency, the Euro. The Euro's initial implementation was effective as of January 1, 1999, and the transition period will continue through January 1, 2002. On January 1, 1999, we began converting our product prices from local currencies to Euros as required. We implemented system changes to give multi-currency capability to internal applications and to ensure that external partners' systems processing Euro conversions are compliant with the European Council regulations. In addition, we have implemented design changes to support display and printing of the Euro character by impacted HP products.

The introduction and use of the Euro has not had a material effect on our foreign exchange and hedging activities or our use of derivative instruments, and we do not presently expect that it will. All costs associated with the conversion to the Euro are expensed to operations as incurred. While we will continue to evaluate the impact of the Euro over time, based on currently available information, we do not believe that the introduction of the Euro currency will have a material adverse impact on our consolidated financial condition, cash flows or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A discussion of HP's exposure to, and management of, market risk appears in
Item 2 of this Form 10-Q under the heading "Factors That Could Affect Future Results."

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits:

  A list of exhibits is set forth in the Exhibit Index found on page 22 of this report.

  (b) Reports on Form 8-K:

  None.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Hewlett-Packard Company
                                          (Registrant)

                                                    /s/ Robert P. Wayman
                                          By: _________________________________
                                                      Robert P. Wayman
                                                 Executive Vice President
                                              Finance and Administration and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Dated: March 15, 2000

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                 EXHIBIT INDEX

 Exhibit
 Number                                Description
 -------                               -----------
 1       Not applicable.
 2       Master Separation and Distribution Agreement between Hewlett-Packard
         Company and Agilent Technologies, Inc. effective as of August 12,
         1999, which appears as exhibit 2 to Registrant's Annual Report on Form
         10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.
 3(a)    Registrant's Amended and Restated Certificate of Incorporation, which appears as exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1998, which exhibit is incorporated herein by reference.
 3(b)    Registrant's Amended By-Laws, which appears as exhibit 3(b) to
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         October 31, 1999, which exhibit is incorporated herein by reference.
 4       Indenture dated as of October 14, 1997 among Registrant and Chase
         Trust Company of California regarding Liquid Yield Option Notes due
         2017 which appears as exhibit 4.2 to Registrant's Registration
         Statement on Form S-3 (Registration No. 333-44113), which exhibit is incorporated herein by reference.
 5-8     Not applicable.
 9       None.
 10(a)   Registrant's 1985 Incentive Compensation Plan, as amended, which appears as exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
 10(b)   Registrant's 1985 Incentive Compensation Plan, as amended, stock option agreement, which appears as exhibit 10(b) to Registrant's
         Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
 10(c)   Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1994, which appears as exhibit 10(g) to Registrant's
         Annual Report on Form 10-K for the fiscal year ended October 31, 1996, which exhibit is incorporated herein by reference.*
 10(d)   Registrant's 1990 Incentive Stock Option Plan, as amended, which appears as exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
 10(e)   Registrant's 1990 Incentive Stock Option Plan, as amended, stock option agreement, which appears as exhibit 10(e) to Registrant's
         Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
 10(f)   Registrant's 1995 Incentive Stock Plan, as amended, which appears as exhibit 10(f) to Registrant's Annual Report on Form 10-K for the
         fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
 10(g)   Registrant's 1995 Incentive Stock Plan, as amended, stock option and restricted stock agreements, which appears as exhibit 10(g) to
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         October 31, 1999, which exhibit is incorporated herein by reference.*
 10(h)   Registrant's 1997 Director Stock Plan which appears as exhibit 99 to
         Registrant's Form S-8 filed on March 7, 1997, which exhibit is incorporated herein by reference.*

 Exhibit
 Number                                Description
 -------                               -----------
 10(i)   Registrant's Executive Deferred Compensation Plan, Amended and
         Restated effective November 1, 1999, which appears as exhibit 10(i) to
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         October 31, 1999, which exhibit is incorporated herein by reference.*
 10(j)   VeriFone, Inc. Amended and Restated 1992 Non-Employee Directors' Stock
         Option Plan which appears as exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
 10(k)   VeriFone, Inc. Amended and Restated Incentive Stock Option Plan and
         form of agreement which appears as exhibit 99.2 to Registrant's Form
         S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
 10(l)   VeriFone, Inc. Amended and Restated 1987 Supplemental Stock Option
         Plan and form of agreement which appears as exhibit 99.3 to
         Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
 10(m)   Enterprise Integration Technologies Corporation 1991 Stock Plan and
         form of agreement which appears as exhibit 99.4 to Registrant's Form
         S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
 10(n)   VeriFone, Inc. Amended and Restated Employee Stock Purchase Plan which appears as exhibit 99.1 to Registrant's Form S-8 filed on July 1,
         1997, which exhibit is incorporated herein by reference.*
 10(o)   Registrant's 1998 Subsidiary Employee Stock Purchase Plan and the
         Subscription Agreement which appear as Appendices E and E-1 to
         Registrant's Proxy Statement dated January 12, 1998, respectively, which appendices are incorporated herein by reference.*
 10(p)   Transition Agreement, dated May 20, 1999, between Registrant and Lewis
         E. Platt which appears as exhibit 10(ee) to Registrant's Quarterly
         Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
 10(q)   Employment Agreement, dated May 20, 1999, between Registrant and
         Robert P. Wayman which appears as exhibit 10(ff) to Registrant's
         Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,
         1999, which exhibit is incorporated herein by reference.*
 10(r)   Employment Agreement, dated July 17, 1999, between Registrant and
         Carleton S. Fiorina which appears as exhibit 10(gg) to Registrant's
         Quarterly Report on Form 10-Q for the fiscal quarter ended July 31,
         1999, which exhibit is incorporated herein by reference.*
 10(s)   Executive Transition Program which appears as exhibit 10(hh) to
         Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
 10(t)   Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated
         July 17, 1999, between Registrant and Carleton S. Fiorina which appears as exhibit 10(ii) to Registrant's Quarterly Report on Form 10-
         Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
 10(u)   Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as exhibit 10(jj) to
         Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
 10(v)   Restricted Stock Unit Agreement, dated July 17, 1999, between
         Registrant and Carleton S. Fiorina which appears as exhibit 10(kk) to
         Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
 10(w)   Registrant's 2000 Stock Plan which appears as Appendix A to
         Registrant's Proxy Statement dated January 18, 2000, which appendix is incorporated herein by reference.*
 10(x)   Registrant's 2000 Employee Stock Purchase Plan which appears as
         Appendix B to Registrant's Proxy Statement dated January 18, 2000, which appendix is incorporated herein by reference.*

 Exhibit
 Number                                Description
 -------                               -----------
 10(y)   Registrant's Pay-for-Results Plan which appears as Appendix C to
         Registrant's Proxy Statement dated January 18, 2000, which appendix is incorporated herein by reference.*
 11-17   Not applicable.
 18      None.
 19-21   Not applicable.
 22      None.
 23-26   Not applicable.
 27      Financial Data Schedule.
 28      None.
 99      Not applicable.

--------

*  Indicates management contract or compensatory plan, contract or arrangement.