Form 10-Q
period 2000-04-30
HEWLETT PACKARD CO
filed 2000-06-08
CIK 47217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000
                                       OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 1-4423

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

                            ------------------------

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

CLASS                                                         OUTSTANDING AT APRIL 30, 2000
                                                              ------------------------------
Common Stock, $0.01 par value                                     997 million shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
Part I.                 Financial Information

                        Item 1.    Financial Statements.

                                   Consolidated Condensed Statement of Earnings
                                   Three and six months ended April 30, 2000 and 1999
                                   (Unaudited).................................................       3

                                   Consolidated Condensed Balance Sheet
                                   April 30, 2000 (Unaudited) and October 31, 1999.............       4

                                   Consolidated Condensed Statement of Cash Flows
                                   Six months ended April 30, 2000 and 1999 (Unaudited)........       5

                                   Notes to Consolidated Condensed Financial Statements
                                   (Unaudited).................................................    6-13

                        Item 2.    Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations (Unaudited).......................   14-24

                        Item 3.    Quantitative and Qualitative Disclosures About Market
                                   Risk........................................................      24

Part II.                Other Information......................................................      25

                        Item 4.    Submission of Matters to a Vote of Security Holders.........      25

                        Item 6.    Exhibits and Reports on Form 8-K............................      25

Signature......................................................................................      26

Exhibit Index..................................................................................      27

ITEM 1. FINANCIAL STATEMENTS.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               APRIL 30,             APRIL 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Net revenue:
  Products..............................................  $10,232    $ 8,899    $20,193    $17,601
  Services..............................................    1,796      1,556      3,508      3,089
                                                          -------    -------    -------    -------
    Total net revenue...................................   12,028     10,455     23,701     20,690
                                                          -------    -------    -------    -------
Costs and expenses:
  Cost of products sold and services....................    8,595      7,299     16,944     14,367
  Research and development..............................      671        633      1,278      1,209
  Selling, general and administrative...................    1,872      1,628      3,637      3,122
                                                          -------    -------    -------    -------
    Total costs and expenses............................   11,138      9,560     21,859     18,698
                                                          -------    -------    -------    -------
Earnings from operations................................      890        895      1,842      1,992
Interest income and other, net..........................      210        194        373        343
Interest expense........................................       40         45         96         92
                                                          -------    -------    -------    -------
Earnings from continuing operations before taxes........    1,060      1,044      2,119      2,243
Provision for taxes.....................................      244        278        509        595
                                                          -------    -------    -------    -------
Net earnings from continuing operations.................      816        766      1,610      1,648
Net earnings from discontinued operations...............      119        152        119        230
                                                          -------    -------    -------    -------
Net earnings............................................  $   935    $   918    $ 1,729    $ 1,878
                                                          =======    =======    =======    =======

Net earnings per share--Continuing operations:
  Basic.................................................  $  0.82    $  0.76    $  1.62    $  1.63
  Diluted...............................................  $  0.79    $  0.73    $  1.56    $  1.58

Net earnings per share--Discontinued operations:
  Basic.................................................  $  0.12    $  0.15    $  0.12    $  0.23
  Diluted...............................................  $  0.11    $  0.15    $  0.11    $  0.22

Net earnings per share--Total:
  Basic.................................................  $  0.94    $  0.91    $  1.74    $  1.86
  Diluted...............................................  $  0.90    $  0.88    $  1.67    $  1.80

Cash dividends declared per share.......................  $  0.00    $  0.00    $  0.32    $  0.32

Average number of shares and equivalents:
  Basic.................................................      994      1,010        996      1,010
  Diluted...............................................    1,042      1,051      1,042      1,050

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

              (IN MILLIONS EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                               APRIL 30,    OCTOBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 3,678       $ 5,411
  Short-term investments....................................        225           179
  Accounts receivable.......................................      5,509         5,958
  Financing receivables.....................................      1,996         1,889
  Inventory.................................................      4,985         4,863
  Other current assets......................................      3,609         3,342
                                                                -------       -------
    Total current assets....................................     20,002        21,642
                                                                -------       -------

Property, plant and equipment (less accumulated depreciation of $4,810 at April 30, 2000 and $4,587 at October 31,
  1999).....................................................      4,347         4,333
Long-term investments and other assets......................      5,970         5,789
Net assets of discontinued operations.......................      3,789         3,533
                                                                -------       -------
    Total assets............................................    $34,108       $35,297
                                                                =======       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and short-term borrowings...................    $   647       $ 3,105
  Accounts payable..........................................      3,873         3,517
  Employee compensation and benefits........................      1,570         1,287
  Taxes on earnings.........................................      1,490         2,152
  Deferred revenues.........................................      1,534         1,437
  Other accrued liabilities.................................      2,916         2,823
                                                                -------       -------
    Total current liabilities...............................     12,030        14,321
                                                                -------       -------

Long-term debt..............................................      1,855         1,764
Other liabilities...........................................        774           917

Stockholders' equity:
  Preferred stock, $0.01 par value (300,000,000 shares
    authorized;
    none issued)............................................         --            --
  Common stock, $0.01 par value (4,800,000,000 shares
    authorized; 997,230,869 issued and outstanding at
    April 30, 2000, and 1,004,569,000 shares issued and
    outstanding at October 31, 1999.........................         10            10
  Additional paid-in capital................................        786            --
  Retained earnings.........................................     18,529        18,285
  Accumulated other comprehensive income....................        124            --
                                                                -------       -------
    Total stockholders' equity..............................     19,449        18,295
                                                                -------       -------
    Total liabilities and stockholders' equity..............    $34,108       $35,297
                                                                =======       =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN MILLIONS)

                                                               SIX MONTHS ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net earnings from continuing operations...................   $1,610     $1,648
  Adjustments to reconcile net earnings from continuing
    operations to net cash provided by operating activities:
    Depreciation and amortization...........................      673        626
    Deferred taxes on earnings..............................     (128)       340
    Change in assets and liabilities:
      Accounts and financing receivables....................       18       (181)
      Inventory.............................................     (131)      (152)
      Accounts payable......................................      356        (43)
      Taxes on earnings.....................................     (428)      (884)
      Other current assets and liabilities..................      146        363
      Other, net............................................     (103)        82
                                                               ------     ------
      Net cash provided by operating activities.............    2,013      1,799
                                                               ------     ------

Cash flows from investing activities:
  Investment in property, plant and equipment...............     (763)      (429)
  Disposition of property, plant and equipment..............      219        190
  Purchases of investments..................................     (650)      (713)
  Maturities and sales of investments.......................      751        726
  Other, net................................................       32         54
                                                               ------     ------
      Net cash used in investing activities.................     (411)      (172)
                                                               ------     ------

Cash flows from financing activities:
  Increase (decrease) in notes payable and short-term
    borrowings..............................................   (2,315)       171
  Issuance of long-term debt................................      324        227
  Payment of long-term debt.................................     (342)      (531)
  Issuance of common stock under employee stock plans.......      504        330
  Repurchase of common stock................................   (2,254)      (728)
  Dividends.................................................     (321)      (325)
                                                               ------     ------
      Net cash used in financing activities.................   (4,404)      (856)
                                                               ------     ------

Net cash provided by discontinued operations................    1,069         77
                                                               ------     ------

Increase (decrease) in cash and cash equivalents............   (1,733)       848
Cash and cash equivalents at beginning of period............    5,411      4,046
                                                               ------     ------
Cash and cash equivalents at end of period..................   $3,678     $4,894
                                                               ======     ======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of April 30, 2000 and October 31, 1999, the results of operations for the three- and six-month periods ended April 30, 2000 and 1999, and the cash flows for the six-month periods ended April 30, 2000 and 1999.

    The results of operations for the three- and six-month periods ended
April 30, 2000 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Hewlett-Packard Company 1999 Annual Report on Form 10-K.

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2: DISCONTINUED OPERATIONS

    On March 2, 1999, Hewlett-Packard Company (HP) announced its intention to launch a new company, subsequently named Agilent Technologies, Inc. (Agilent Technologies), through a distribution of Agilent Technologies common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of HP's Measurement Systems Organization, which includes its test-and-measurement, semiconductor products, chemical analysis and healthcare solutions businesses.

    Effective July 31, 1999, HP's management and Board of Directors completed the plan of disposition for Agilent Technologies. HP's consolidated condensed financial statements for all periods present Agilent Technologies as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30. In the second quarter of fiscal 2000, the cumulative net earnings of Agilent Technologies since the July 31, 1999 measurement date began to exceed the total estimated net costs to effect the spin-off. Net earnings of Agilent Technologies for the period from July 31, 1999 through April 30, 2000 totaled $287 million (net of related tax expense of $174 million), and the estimated net costs to effect the spin-off were $168 million (net of related tax benefit of $32 million). Accordingly, the net of these two amounts, or $119 million, was recognized in the second quarter of fiscal year 2000. The net earnings of Agilent Technologies for the period from May 1, 2000 through the spin-off date of June 2, 2000, and any true-up of the estimated net costs to effect the spin-off, will be reflected as net earnings from discontinued operations in HP's results for the third quarter of fiscal 2000. Net earnings from discontinued operations for the second quarter and first six months of fiscal 1999 consisted only of the net earnings of Agilent Technologies.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

    Net assets of discontinued operations are summarized below:

                                                           APRIL 30,    OCTOBER 31,
                                                              2000          1999
                                                           ----------   ------------
                                                                 (IN MILLIONS)
Current assets...........................................    $ 4,957      $ 3,538
Property, plant and equipment, net.......................      1,453        1,387
Other assets.............................................        811          619
Current liabilities......................................     (2,213)      (1,681)
Other liabilities........................................     (1,219)        (330)
                                                             -------      -------
Net assets of discontinued operations....................    $ 3,789      $ 3,533
                                                             =======      =======

    In the first quarter of fiscal 2000, HP provided net funding of approximately $1.1 billion to Agilent Technologies. In November 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to HP. These transactions resulted in an increase in cash of approximately $1.0 billion, net assets of discontinued operations of approximately $0.4 billion and additional paid-in capital of approximately $1.4 billion.

    In April 2000, HP's Board of Directors declared a stock dividend of HP's remaining interest in Agilent Technologies to HP's stockholders of record as of 5:00 p.m. Eastern Daylight Time on May 2, 2000. On June 2, 2000, this distribution was made on the basis of 0.3814 of a share of Agilent Technologies common stock on each outstanding share of HP common stock. The decrease in the intrinsic value of HP's employee stock plans attributable to the distribution of Agilent Technologies was restored in accordance with the methodology set forth in the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring."

NOTE 3: ENHANCED EARLY RETIREMENT PROGRAM

    In March 2000, HP offered 2,500 United States employees the opportunity to retire early and receive an enhanced payout. The purpose of the enhanced early retirement program was to balance the work force based on HP's long-term business strategy. All employees who were offered the program were required to accept the offer by April 20, 2000, and approximately 1,300 employees accepted the offer. The cost of the enhanced payout of approximately $100 million was recorded in the second quarter of fiscal 2000 upon employee acceptance of the offer. Approximately $37 million was classified as cost of products sold and services and approximately $63 million was classified as operating expenses ($16 million in research and development expense and $47 million in selling, general and administrative expense). HP expects to realize related pension settlement gains of approximately $25 million in the second half of fiscal 2000 as payments to the retirees are made from the pension plan assets.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. HP will adopt the standard no

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the first quarter of HP's fiscal year 2001. HP is in the process of determining the impact that adoption will have on its consolidated financial statements.

    In March 2000, the FASB issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation--an Interpretation of Accounting Principles Board (APB) Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25. FIN 44 is effective July 1, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operation of HP.

NOTE 5:  EARNINGS PER SHARE

    HP's basic earnings per share (EPS) is calculated based on net earnings available to common stockholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt.

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   APRIL 30,             APRIL 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                 (IN MILLIONS EXCEPT PER SHARE DATA)
Numerator:
  Net earnings from continuing operations...................   $  816     $  766     $1,610     $1,648
  Adjustment for interest expense, net of income tax
    effect..................................................        8          4         15         11
                                                               ------     ------     ------     ------
  Net earnings from continuing operations, adjusted.........      824        770      1,625      1,659
  Net earnings from discontinued operations.................      119        152        119        230
                                                               ------     ------     ------     ------
  Net earnings, adjusted....................................   $  943     $  922     $1,744     $1,889
                                                               ======     ======     ======     ======
Denominator:
  Weighted-average shares outstanding.......................      994      1,010        996      1,010
  Effect of dilutive securities:
    Dilutive options........................................       37         30         35         29
    Zero-coupon subordinated convertible notes due 2017.....       11         11         11         11
                                                               ------     ------     ------     ------
    Dilutive potential common shares........................       48         41         46         40
                                                               ------     ------     ------     ------
  Weighted-average shares and dilutive potential common
    shares..................................................    1,042      1,051      1,042      1,050
                                                               ======     ======     ======     ======
Net earnings per share--Continuing operations:
  Basic.....................................................   $ 0.82     $ 0.76     $ 1.62     $ 1.63
  Diluted...................................................   $ 0.79     $ 0.73     $ 1.56     $ 1.58
Net earnings per share--Discontinued operations:
  Basic.....................................................   $ 0.12     $ 0.15     $ 0.12     $ 0.23
  Diluted...................................................   $ 0.11     $ 0.15     $ 0.11     $ 0.22
Net earnings per share--Total:
  Basic.....................................................   $ 0.94     $ 0.91     $ 1.74     $ 1.86
  Diluted...................................................   $ 0.90     $ 0.88     $ 1.67     $ 1.80
Average number of shares and equivalents:
  Basic.....................................................      994      1,010        996      1,010
  Diluted...................................................    1,042      1,051      1,042      1,050

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6: INCOME TAXES

    Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

NOTE 7: MARKETABLE EQUITY INVESTMENTS

    Investments in marketable corporate equity securities are considered available-for-sale and are carried at market value, with unrealized gains and losses, net of tax, included in other comprehensive income as a component of stockholders' equity. Marketable equity securities totaling $232 million were included in long-term investments and other assets at April 30, 2000. Proceeds from sales of marketable equities were $47 million in the second quarter and first half of fiscal 2000, and realized gains on sales of marketable equities were $45 million in the same periods. The specific identification method is used to account for gains and losses on marketable equity securities.

NOTE 8: INVENTORY

                                                           APRIL 30,    OCTOBER 31,
                                                              2000          1999
                                                           ----------   ------------
                                                                 (IN MILLIONS)
Finished goods...........................................    $3,643        $3,581
Purchased parts and fabricated assemblies................     1,342         1,282
                                                             ------        ------
                                                             $4,985        $4,863
                                                             ======        ======

NOTE 9: STOCKHOLDERS' EQUITY

    HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan authorizing purchases in the open market or in private transactions. During the second quarter of fiscal 2000, 9.8 million shares were repurchased under these plans for an aggregate price of $1.3 billion. In the first half of fiscal 2000, 18.7 million shares were repurchased for an aggregate price of $2.3 billion. In fiscal 1999, 6.7 million shares were repurchased for an aggregate price of $463 million in the second quarter, and 10.9 million shares were repurchased for an aggregate price of $728 million in the first half of the year. The Board of Directors authorized an additional $2.0 billion in repurchases under these two programs in the aggregate in November 1999, and an additional $2.0 billion in May 2000. As of May 31, 2000, HP had remaining authorization for future repurchases under the two programs of approximately $3.2 billion.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 10: COMPREHENSIVE INCOME

    Comprehensive income consists of net earnings as well as other comprehensive income. HP's other comprehensive income consists of unrealized gains and losses on available-for-sale securities. Comprehensive income for the periods ended April 30, 2000 was as follows:

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                APRIL 30, 2000      APRIL 30, 2000
                                              ------------------   ----------------
                                                          (IN MILLIONS)
Net earnings................................         $935               $1,729
Net unrealized gain (loss) on
  available-for-sale securities, net of
  taxes.....................................          (19)                 124
                                                     ----               ------
Comprehensive income........................         $916               $1,853
                                                     ====               ======

    Comprehensive income for the three- and six-month periods ended April 30, 1999 consisted of net earnings only.

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION

                                                               SIX MONTHS ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Cash paid for income taxes, net.............................   $ 594     $ 1,013
Cash paid for interest......................................     115         121

Non-cash transactions--issuance of common stock for employee benefit plans:
  Restricted stock..........................................     (73)         (4)
  Employer matching contributions for TAXCAP and employee
    stock benefit plans.....................................      47          28

NOTE 12: SEGMENT INFORMATION

    HP is a leading global provider of computing and imaging solutions and services for business and home and is focused on capitalizing on the opportunities of the Internet and the emergence of next-generation appliances, e-services and infrastructure. As of April 30, 2000, HP organized its operations into four major businesses: Imaging and Printing Systems, Computing Systems, IT Services, and Measurement Systems, each of which comprised a reportable segment. The Measurement Systems business, now named Agilent Technologies, is reported in these financial statements as a discontinued operation. For further discussion, see Note 2 to the consolidated condensed financial statements.

    In the second quarter of fiscal 2000, HP made certain strategic changes to its organizational structure. These changes included the movement of our appliances business from the Computing Systems segment to a separate operating segment, and the movement of the majority of our services business related to imaging and printing from the Imaging and Printing Systems segment to our IT Services segment. The appliances operating segment is now included in "All Other" as it does not meet

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

the materiality threshold for a reportable segment. Segment financial data for all prior periods has been restated to reflect these organizational changes.

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

    The table below presents selected financial information for each continuing reportable segment:

                                                 IMAGING AND
                                                  PRINTING     COMPUTING      IT        ALL       TOTAL
                                                   SYSTEMS      SYSTEMS    SERVICES    OTHER     SEGMENTS
                                                 -----------   ---------   --------   --------   --------
                                                                      (IN MILLIONS)
FOR THE THREE MONTHS ENDED APRIL 30, 2000:
Net revenue from external customers............    $ 5,127      $4,988      $1,773      $302     $12,190
Intersegment net revenue.......................          2          99          24        46         171
                                                   -------      ------      ------      ----     -------
  Total net revenue............................      5,129       5,087       1,797       348      12,361
                                                   =======      ======      ======      ====     =======
Earnings (loss) from operations................    $   694      $  190      $  149      $(11)    $ 1,022
                                                   =======      ======      ======      ====     =======

FOR THE THREE MONTHS ENDED APRIL 30, 1999:
Net revenue from external customers............    $ 4,683      $4,148      $1,582      $216     $10,629
Intersegment net revenue.......................         13         134          17         2         166
                                                   -------      ------      ------      ----     -------
  Total net revenue............................      4,696       4,282       1,599       218      10,795
                                                   =======      ======      ======      ====     =======
Earnings (loss) from operations................    $   608      $  119      $  133      $(22)    $   838
                                                   =======      ======      ======      ====     =======

FOR THE SIX MONTHS ENDED APRIL 30, 2000:
Net revenue from external customers............    $10,161      $9,834      $3,478      $544     $24,017
Intersegment net revenue.......................          3         164          42        70         279
                                                   -------      ------      ------      ----     -------
  Total net revenue............................     10,164       9,998       3,520       614      24,296
                                                   =======      ======      ======      ====     =======
Earnings (loss) from operations................    $ 1,389      $  369      $  323      $(23)    $ 2,058
                                                   =======      ======      ======      ====     =======

FOR THE SIX MONTHS ENDED APRIL 30, 1999:
Net revenue from external customers............    $ 9,120      $8,303      $3,138      $443     $21,004
Intersegment net revenue.......................         21         258          33         3         315
                                                   -------      ------      ------      ----     -------
  Total net revenue............................      9,141       8,561       3,171       446      21,319
                                                   =======      ======      ======      ====     =======
Earnings (loss) from operations................    $ 1,272      $  351      $  347      $(24)    $ 1,946
                                                   =======      ======      ======      ====     =======

ASSETS:
As of April 30, 2000...........................    $ 6,524      $5,587      $7,626      $327     $20,064
                                                   =======      ======      ======      ====     =======
As of October 31, 1999.........................    $ 7,130      $5,846      $7,120      $250     $20,346
                                                   =======      ======      ======      ====     =======

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

    The following is a reconciliation of segment information to HP consolidated totals:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               APRIL 30,             APRIL 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                                        (IN MILLIONS)
NET REVENUE:
Total segments..........................................  $12,361    $10,795    $24,296    $21,319
Financing interest income reclassification..............      (89)       (74)      (171)      (143)
Elimination of intersegment net revenue and other.......     (244)      (266)      (424)      (486)
                                                          -------    -------    -------    -------
  Total HP consolidated.................................  $12,028    $10,455    $23,701    $20,690
                                                          =======    =======    =======    =======

EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES:
Total segment earnings from operations..................  $ 1,022    $   838    $ 2,058    $ 1,946
Net financing interest reclassification.................      (39)       (32)       (78)       (62)
Interest income and other, net..........................      210        194        373        343
Interest expense........................................      (40)       (45)       (96)       (92)
Corporate and unallocated costs, and eliminations.......      (93)        89       (138)       108
                                                          -------    -------    -------    -------
  Total HP consolidated.................................  $ 1,060    $ 1,044    $ 2,119    $ 2,243
                                                          =======    =======    =======    =======

                                                              APRIL 30,    OCTOBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                                    (IN MILLIONS)
ASSETS:
Total segments..............................................    $20,064      $20,346
Assets not allocated to segments:
  Cash and cash equivalents.................................      3,678        5,411
  Short-term investments and long-term investments in debt
    securities..............................................      1,138        1,192
  Other corporate...........................................      5,439        4,815
                                                                -------      -------
Total assets from continuing operations.....................     30,319       31,764
Net assets of discontinued operations.......................      3,789        3,533
                                                                -------      -------
  Total HP consolidated.....................................    $34,108      $35,297
                                                                =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

    THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT THE CURRENT VIEW OF HP WITH RESPECT TO FUTURE EVENTS. THESE STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DESCRIBED FROM TIME TO TIME IN HP'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING BUT NOT LIMITED TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 1999 AND SUBSEQUENTLY FILED QUARTERLY REPORTS. IF ANY OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR ANY OF THESE ASSUMPTIONS PROVE INCORRECT, HP'S RESULTS COULD DIFFER MATERIALLY FROM HP'S EXPECTATIONS IN THESE STATEMENTS. HP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

    As more fully discussed in Note 2 to the consolidated condensed financial statements, on March 2, 1999, HP announced its intention to launch a new company, subsequently named Agilent Technologies, through a distribution of Agilent Technologies common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of the former HP Measurement Systems Organization, which includes its test and measurement, semiconductor products, chemical analysis and healthcare solutions businesses. Effective
July 31, 1999, HP's management and Board of Directors completed the plan of disposition for Agilent Technologies. On November 23, 1999, Agilent Technologies completed an initial public offering (IPO) of approximately 16% of its common stock. On April 7, 2000, HP's Board of Directors declared a stock dividend of HP's remaining interest in Agilent Technologies to HP's stockholders of record as of 5:00 p.m. Eastern Daylight Time on May 2, 2000. On June 2, 2000, this distribution was made on the basis of 0.3814 of a share of Agilent Technologies' common stock on each outstanding share of HP common stock. HP's consolidated financial statements for all periods present Agilent Technologies as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30. Unless otherwise indicated, the following discussion relates to HP's continuing operations.

RESULTS OF OPERATIONS

    Net revenue for the second quarter ended April 30, 2000, was $12.0 billion, an increase of 15% from the same period in fiscal 1999. The increase in net revenue was a result of solid growth across all business segments. Net revenue for the Computing Systems segment grew 19% in the second quarter of 2000, compared with a year ago, while the IT Services segment grew 12%, and the Imaging and Printing Systems segment grew 9%. Overall, product sales for the second quarter increased 15%, and service revenue grew 16% over the corresponding period in fiscal 1999. International revenue grew 14% over the prior year to $6.7 billion, and U.S. revenue increased 17% to $5.3 billion. Strong international growth was fueled primarily by the economic improvement in Asia. Fluctuations in foreign currency rates adversely impacted year-over-year revenue growth for the company as a whole by approximately two percentage points.

    For the first half of fiscal 2000, net revenue was $23.7 billion, an increase of 15% over the first half of 1999, reflecting revenue growth across all the business segments. Net revenue for Computing Systems grew 17% over the prior year, and net revenue for each of the Imaging and Printing Systems and the IT Services segments increased 11%. Product sales for the first half of 2000 increased 15% over the same period in 1999, while service revenue grew 14%. U.S. revenue increased 15% over 1999 to $10.3 billion. International revenue grew 15% to $13.4 billion. On a year-to-date basis, fluctuations in currency rates had a minimal impact on revenue growth for the company as a whole.

    Costs, expenses and earnings as a percentage of net revenue were as follows:

                                                   THREE MONTHS                 SIX MONTHS
                                                      ENDED                       ENDED
                                                    APRIL 30,                   APRIL 30,
                                              ----------------------      ----------------------
                                                2000          1999          2000          1999
                                              --------      --------      --------      --------
Cost of products sold and services..........    71.5%         69.8%         71.5%         69.4%
Research and development....................     5.6%          6.1%          5.4%          5.8%
Selling, general and administrative.........    15.6%         15.6%         15.3%         15.1%
Earnings from operations....................     7.4%          8.6%          7.8%          9.6%
Net earnings from continuing operations.....     6.8%          7.3%          6.8%          8.0%

    In March 2000, HP offered 2,500 United States employees the opportunity to retire early and receive an enhanced payout. The purpose of the enhanced early retirement program was to balance the work force based on HP's long-term business strategy. All employees who were offered the program were required to accept the offer by April 20, 2000, and approximately 1,300 employees accepted the offer. The cost of the enhanced payout of approximately $100 million was recorded in the second quarter of fiscal 2000. This charge consisted of approximately $37 million classified as cost of products sold and services and approximately $63 million classified as operating expenses ($16 million in research and development expense, and $47 million in selling, general and administrative expense). HP expects to realize related pension settlement gains of approximately $25 million in the second half of fiscal 2000 as payments to the retirees are made from the pension plan assets.

    Cost of products sold and services as a percentage of net revenue was 71.5% in both the second quarter and first half of fiscal 2000, compared with 69.8% in the second quarter of 1999 and 69.4% in the first half of 1999. As discussed above, a portion of the charges related to our enhanced early retirement program were included in cost of products sold and services in the second quarter of fiscal 2000. These charges had an unfavorable impact of 0.3 percentage points on the ratio in the second quarter, and a 0.2 percentage point impact in the first half of fiscal 2000. The remaining percentage point increases in the ratio in both the quarter and year-to-date periods were driven primarily by the Computing Systems and Imaging and Printing Systems segments. HP expects cost of products sold and services as a percentage of net revenue to remain at the same level or improve slightly in the second half of fiscal 2000. Favorable projected impacts of product mix changes and supply chain improvements are expected to be offset at least partially by continued competitive pricing pressures.

    Total operating expenses, composed of research and development and selling, general and administrative expenses, were $2.5 billion for the second quarter of 2000, an increase of 12% over the second quarter of fiscal 1999. Operating expenses were $4.9 billion for the first half of 2000, a 13% increase over the first half of 1999. The early retirement program discussed above, in addition to higher stock appreciation rights expense and costs incurred to effect the spin-off of Agilent Technologies, contributed approximately 4 percentage points to the operating expense growth in the second quarter of 2000 and approximately 3 percentage points for the first half of 2000. The higher stock appreciation rights expense resulted from an increase in HP's stock price of 25% during the second quarter and 82% in the first half of fiscal 2000. The spin-off costs consisted primarily of retention incentives given to continuing HP employees involved in effecting the transaction.

    Research and development expense grew 6% in both the second quarter and first half of fiscal 2000 over the prior year due primarily to an increase in spending that reflects our continuing investment in design and development of new technologies in computing systems, imaging and printing systems and digital media. Selling, general and administrative expenses increased 15% in the second quarter and 16% in the first half of fiscal 2000 over the corresponding periods in fiscal 1999. Adjusted for the costs of the early retirement program, the incremental effect of stock appreciation rights and costs to effect the Agilent Technologies spin-off, selling, general and administrative expenses increased

9% in the second quarter and 12% in the first half of fiscal 2000. The adjusted growth for both the three- and six-month periods was attributable to higher selling expenses to support business growth and increased marketing expenses to support our corporate branding initiative and e-services strategy.

    HP's effective tax rate was 24% for the first half of fiscal 2000, reflecting the tax rate expected for the full fiscal year. The tax rate was 23% in the second quarter of 2000. In 1999, the full-year effective tax rate was 26%, and the rate was 26.5% in both the second quarter and first half of the year. The year-to-year decrease in HP's effective tax rate was primarily the result of changes in the mix of our pre-tax earnings in various tax jurisdictions throughout the world.

    Net earnings from continuing operations increased 7% to $816 million in the second quarter of fiscal 2000 compared with the same period in fiscal 1999. As a percentage of net revenue, net earnings from continuing operations was 6.8% in the second quarter of 2000, compared with 7.3% in the same quarter in fiscal 1999. For the first six months of 2000, net earnings from operations decreased 2% to $1,610 million from $1,648 million in 1999. As a percentage of net revenue, net earnings from continuing operations for the six-month period decreased to 6.8% in 2000 from 8.0% in the same period in 1999.

    In the second quarter of fiscal 2000, the cumulative net earnings of Agilent Technologies since the July 31, 1999 measurement date began to exceed the total estimated net costs to effect the spin-off. Net earnings of Agilent Technologies for the period from July 31, 1999 through April 30, 2000 totaled $287 million (net of related tax expense of $174 million), and the estimated net costs to effect the spin-off were $168 million (net of related tax benefit of $32 million). Accordingly, the net of these two amounts, or $119 million, was recognized in the second quarter of fiscal year 2000. The net earnings of Agilent Technologies for the period from May 1, 2000 through the spin-off date of June 2, 2000, and any true-up of the estimated net costs to effect the spin-off, will be reflected as net earnings from discontinued operations in HP's results for the third quarter of fiscal 2000. Net earnings from discontinued operations for the second quarter and first six months of fiscal 1999 consisted only of the net earnings of Agilent Technologies. See Note 2 to the consolidated condensed financial statements for further information.

SEGMENT INFORMATION

    The following is a discussion of operating results for each of HP's business segments. A description of products and services for each segment can be found in the notes to the consolidated financial statements in the Hewlett-Packard Company 1999 Annual Report on Form 10-K. Quarterly financial data for each segment can be found in Note 12 to these consolidated condensed financial statements. The financial data for the 1999 periods and the first quarter of 2000 have been restated to reflect changes in HP's organizational structure that occurred during the second quarter of fiscal 2000 which are more fully described in Note 10 to the consolidated condensed financial statements. The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of April 30, 2000. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

IMAGING AND PRINTING SYSTEMS

                                                THREE MONTHS           SIX MONTHS
                                               ENDED APRIL 30,       ENDED APRIL 30,
                                             -------------------   -------------------
                                               2000       1999       2000       1999
                                             --------   --------   --------   --------
                                                           (IN MILLIONS)
Net revenue................................   $5,129     $4,696    $10,164     $9,141
Earnings from operations...................   $  694     $  608    $ 1,389     $1,272

    Imaging and Printing Systems' net revenue grew 9% for the quarter ended April 30, 2000 compared with the same period in 1999. For the first six months of fiscal year 2000, Imaging and

Printing's net revenue increased 11% over the 1999 period. Net revenue growth in both the three- and six-month periods was driven primarily by strong sales of printer supplies. Printer hardware, particularly in the home category, also contributed to the increase. Despite strong printer hardware unit growth, revenue growth was somewhat constrained by declines in average selling prices and a shift to low-end products. In addition, unfavorable foreign currency effects, particularly in Europe, moderated the segment's revenue growth in the second quarter.

    Net revenue growth in printer supplies in both the second quarter and first half of fiscal 2000 reflected continued growth in the installed base and increased usage of recently introduced products. Net revenue growth in printer hardware was driven primarily by the performance of the home category and color laser printers. Strong revenue growth in HP Photosmart and all-in-one products contributed to growth in the home printer category, as did excellent unit growth in DeskJet printers. Partially offsetting these revenue increases was a decline in office products' revenue, reflecting slower monochrome laser sales. Strong growth in color laser printers mitigated this result to some degree. A contributing factor in the revenue decrease in office products was our recently introduced automatic inventory replenishment program, which had the effect of reducing channel inventory during the first half of fiscal 2000. This program is designed to enhance our supply-chain strategy going forward.

    Earnings from operations as a percentage of net revenue was 13.5% for the quarter ended April 30, 2000, compared with 12.9% for the same period in 1999. For the first six months of the year, earnings from operations was 13.7% in fiscal 2000, compared with 13.9% in 1999. The ratios in the second quarter and first half of fiscal 2000 were negatively impacted by a shift toward lower-margin home printers and higher component costs related to the strong Japanese yen, partially offset by strong sales of higher-margin printer supplies. In the second quarter of 2000, these higher costs of products and services were more than offset by lower operating expenses as a percentage of revenue due to strong expense controls in all areas as well as improved operational efficiencies in sales and marketing.

COMPUTING SYSTEMS

                                                 THREE MONTHS           SIX MONTHS
                                                ENDED APRIL 30,       ENDED APRIL 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                            (IN MILLIONS)
Net revenue.................................   $5,087     $4,282     $9,998     $8,561
Earnings from operations....................   $  190     $  119     $  369     $  351

    Computing Systems' net revenue increased 19% for the quarter ended
April 30, 2000 compared with the same period in 1999. For the first six months of fiscal 2000, Computing Systems' net revenue increased 17% over the 1999 period. Strong performance in home and notebook PCs and UNIX-Registered Trademark- server products drove the overall growth in both the three- and six-month periods of 2000. This performance was partially offset by a continued shift to low-end products, declines in PC average selling prices and the continued effects of the transition to a new enterprise storage strategy.

    Computing Systems' net revenue growth benefited from very strong unit shipments of home and notebook PCs in both the three- and six-month periods of fiscal 2000 compared with the 1999 periods. Growth in home PCs was driven by favorable acceptance of new products launched in the first quarter of fiscal 2000 aided by the exit of two major competitors from the retail market. Notebook PCs continued to benefit from strong sales of the base portfolio as well as growth in the retail notebook line. In addition, excellent performance in entry-level and mid-level UNIX-Registered Trademark-(1) servers favorably impacted revenue in the second quarter of 2000. High-end
UNIX-Registered Trademark- servers posted good growth in the first quarter of fiscal 2000, but sales declined in the second quarter compared with the second quarter of 1999 which we believe is due to customer anticipation of the new high-end server that we expect to

------------------------

(1) UNIX is a registered trademark of the Open Group.

introduce later this calendar year. Revenue growth in the second quarter and first six months of 2000 was partially offset by the continued effects of the transition to our new high-end enterprise storage strategy, and by the flat revenue performance of business desktop PCs compared with the prior year due to declining average selling prices which offset growth in unit sales.

    Earnings from operations as a percentage of net revenue was 3.7% for the quarter ended April 30, 2000, compared with 2.8% for the same period in 1999. Improved operating efficiencies resulted in lower operating expenses as a percentage of net revenue. This favorable impact was partially offset by a higher cost of sales percentage due to a continued shift to lower-margin products and declines in average selling prices, moderated by favorable margins on UNIX-Registered Trademark- servers. For the first six months of the year, earnings from operations was 3.7% in 2000, compared with 4.1% in 1999. This decrease in the earnings from operations ratio was attributable to higher memory costs for business desktop PCs and PC servers experienced during the first quarter, as well as the shift to lower-margin products and declines in average selling prices. This decline was partially offset by a shift towards higher-margin enterprise storage products and lower operating expenses as a percentage of net revenue due to improved operational efficiencies.

IT SERVICES

                                                 THREE MONTHS           SIX MONTHS
                                                ENDED APRIL 30,       ENDED APRIL 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                            (IN MILLIONS)
Net revenue.................................   $1,797     $1,599     $3,520     $3,171
Earnings from operations....................   $  149     $  133     $  323     $  347

    IT Services' net revenue increased 12% in the second quarter and 11% in the first half of 2000 compared with the same periods in 1999. The growth in net revenue was primarily driven by solid performances in customer support, including mission-critical and networking services, as well as outsourcing services such as systems and network management and enterprise resource planning
(ERP). Additionally, IT Services overall growth reflected strength in the UNIX-Registered Trademark- business through an increase in support contracts and customer financing arrangements.

    Earnings from operations as a percentage of net revenue was 8.3% for the second quarter of 2000, flat with the same period in 1999. For the first half of 2000, earnings from operations decreased to 9.2% from 10.9% in 1999. Both the three-and six-month periods of fiscal 2000 were unfavorably impacted by lower margins on our desktop financing business and an increase in consulting hiring to support future growth. In addition, marketing expenses related to HP's e-services and branding initiatives also contributed to the decline in earnings from operations as a percentage of net revenue for these periods as compared with 1999. However, cost of products and services improvements in our Services and Support businesses offset these negative impacts in the second quarter of fiscal 2000. These margin improvements resulted from improved consulting engagement cost management and greater leverage in outsourcing.

LIQUIDITY AND CAPITAL RESOURCES.

    Our financial position remained strong, with cash and cash equivalents and short-term investments of $3.9 billion at April 30, 2000, compared with $5.6 billion at October 31, 1999. During the first six months of fiscal 2000, cash flows from operating activities were used to pay down short- and long-term debt, fund repurchases of our common stock and purchase property, plant and equipment.

    Cash flows from operating activities were $2.1 billion during the first six months of fiscal 2000 compared with $1.8 billion for the corresponding period of fiscal 1999. The increase in cash flows from operating activities in the first six months of fiscal 2000 resulted primarily from the collection of receivables and favorable fluctuations in accounts payable.

    Inventory as a percentage of net revenue declined to 11.0% at April 30, 2000, from 12.1% at April 30, 1999 and 11.5% at October 31, 1999. The decline in the ratio is attributable to continued progress in supply-chain management. Trade and financing receivables as a percentage of net revenue were 16.5%, up slightly from 16.2% at April 30, 1999, but down significantly from 18.5% at year-end. The ratio at year-end reflected a relatively high level of receivables due to seasonal fluctuations.

    Capital expenditures for the first six months of fiscal 2000 were $763 million, compared with $429 million for the corresponding period in fiscal 1999. Net property, plant and equipment as a percentage of net revenue was 9.6% at April 30, 2000 compared with 11.3% at April 30, 1999 and 10.2% at October 31, 1999. This decline reflects our continuing effort to streamline operations through outsourcing and consolidating activities, improving space utilization and reducing asset intensity to build flexibility into its balance sheet.

    We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short- and long-term borrowings in the first six months of fiscal 2000 decreased by $2.4 billion, as cash and net receipts from maturities of short-term investments were used to pay down short-term debt. Long-term debt totaling $342 million matured as scheduled in the first six months of fiscal 2000. At April 30, 2000, we had an unused committed borrowing facility in place totaling $1.0 billion.

    In March 2000, we filed a shelf registration statement (the Shelf) with the Securities and Exchange Commission to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The Shelf was declared effective on March 17, 2000. On June 6, 2000, we offered under the Shelf $1.5 billion of unsecured 7.15% Global Notes (the Notes) which mature
June 15, 2005, unless previously redeemed. This offering is expected to close on June 9, 2000. The net proceeds from the sale of the Notes, estimated to be approximately $1,489 million, will be used for general corporate purposes, which may include repayment of existing indebtedness; acquisitions of products, technology and businesses; capital expenditures and meeting working capital needs. After the completion of this offering, we will have the capacity to issue $1.5 billion of securities under the Shelf.

    We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan authorizing purchases in the open market or in private transactions. During the second quarter of fiscal 2000, 9.8 million shares were repurchased under these plans for an aggregate price of $1.3 billion. In the first half of fiscal 2000, 18.7 million shares were repurchased for $2.3 billion. In fiscal 1999, 6.7 million shares were repurchased for $463 million in the second quarter, and 10.9 million shares were repurchased for a total of $728 million in the first half of the year. The Board of Directors authorized an additional $2.0 billion in repurchases under these two programs in the aggregate in November 1999, and an additional $2.0 billion in May 2000. As of May 31, 2000, HP had remaining authorization for future repurchases under the two programs of approximately $3.2 billion.

    In the first quarter of fiscal 2000, we provided net funding of approximately $1.1 billion to Agilent Technologies. In November 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to us.

FACTORS THAT COULD AFFECT FUTURE RESULTS

    COMPETITION. We encounter aggressive competition in all areas of our business. We have numerous competitors, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Product life cycles are short. To remain competitive, we must be able to develop new products and periodically enhance our existing products. In particular, we anticipate that we will have to continue to lower the prices of many of our products to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of our markets, we may not be able to compete successfully against current and future competitors, and the competitive pressures we face could harm our business and prospects.

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

    RELIANCE ON SUPPLIERS. Our manufacturing operations depend on our suppliers' ability to deliver quality components and products in time for us to meet critical manufacturing and distribution schedules. We sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts. If shortages or delays persist, our operating results could suffer until other sources can be developed. In order to secure components for the production of new products, at times we make advance payments to suppliers, or we may enter into noncancelable purchase commitments with vendors. If the prices of these component parts then decrease after we have entered into binding price agreements, our earnings could suffer. Further, we may not be able to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations needed. Conversely, a temporary oversupply of these parts could also adversely affect our operating results.

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

    - The overlap of different tax structures,

    - Unexpected changes in regulatory requirements,

    - Differing technology standards,

    - Problems caused by the conversion of various European currencies to the Euro (see "Adoption of the Euro" section below), and

    - Natural disasters.

    MARKET RISK. We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. We are also exposed to interest rate risk inherent in our debt and investment portfolios. Our risk management strategy uses derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into derivatives for trading purposes. We are also exposed to equity securities price risk on our portfolio of marketable equity securities. We typically do not attempt to reduce or eliminate our market exposure on these securities. See also the "Financial Instruments--Off-Balance-Sheet Foreign Exchange Risk" and "Borrowings" notes to the consolidated financial statements in the Hewlett-Packard Company 1999 Annual Report on Form 10-K for more detailed information.

    We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures described above, and a hypothetical 10% adverse movement in interest rates applied to our debt and investment portfolios. As of April 30, 2000 and October 31, 1999, the analysis indicated that these hypothetical market movements would not have a material effect on HP's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and HP's actual exposures and hedges.

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

    EARTHQUAKE. Our corporate headquarters, a portion of our research and development activities, other critical business operations and certain of our suppliers are located near major earthquake faults. The ultimate impact on HP, our significant suppliers and our general infrastructure is unknown, but operating results could be materially adversely affected in the event of a major earthquake. We are predominantly uninsured for losses and interruptions caused by earthquakes.

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

    STOCK PRICE. HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

    - Our, or a competitor's, announcement of new products, services or technological innovations,

    - Quarterly increases or decreases in our earnings,

    - Changes in revenue or earnings estimates by the investment community, and

    - Speculation in the press or investment community about our financial condition or results of operations.

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

    SPIN-OFF OF AGILENT TECHNOLOGIES. On June 2, 2000, HP distributed to its stockholders of record as of 5:00 p.m. Eastern Daylight Time on May 2, 2000, substantially all of the common stock of Agilent Technologies owned by HP. HP may not obtain the benefits we expect as a result of this distribution, such as greater strategic focus on our core computing and imaging and printing businesses. In addition, HP's consolidated financial statements do not reflect what the financial position, results of operations and cash flows of HP would have been had Agilent Technologies been a separate stand-alone entity during the periods presented.

ADOPTION OF THE EURO

    HP had established a dedicated task force to address the issues raised by the introduction of a European single currency, the Euro. The Euro's initial implementation was effective as of January 1, 1999, and the transition period will continue through January 1, 2002. On January 1, 1999, we began converting our product prices from local currencies to Euros as required. We implemented system changes to give multi-currency capability to internal applications and to ensure that external partners' systems processing Euro conversions are compliant with the European Council regulations. In addition, we have implemented design changes to support display and printing of the Euro character by impacted HP products.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    A discussion of HP's exposure to, and management of, market risk appears in
Item 2 of this Form 10-Q under the heading "Factors That Could Affect Future Results--Market Risk."

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On February 29, 2000 the Annual Meeting of Stockholders was held in Cupertino, California. Of the 1,004,949,833 outstanding shares of HP common stock which were entitled to a vote, 864,825,651 shares were represented at the meeting or by proxy. The voting results are presented below.

    An election of directors was held with the following individuals being elected to the board of directors:

NAME                                              SHARES VOTED FOR   VOTES WITHHELD
----                                              ----------------   --------------
Philip M. Condit................................    858,058,620        6,399,479
Patricia C. Dunn................................    858,479,575        5,978,524
Carleton S. Fiorina.............................    855,818,284        8,639,786
Sam Ginn........................................    858,492,877        5,965,222
Richard A. Hackborn.............................    857,103,768        7,362,935
Walter B. Hewlett...............................    859,850,262        7,537,437
George A. Keyworth II...........................    858,317,408        6,140,691
Susan Packard Orr...............................    857,012,611        7,811,688
Robert P. Wayman................................    856,387,929        8,073,770

    The nine individuals who received the highest number of votes (all of the above individuals) were elected to the Board of Directors.

    The stockholders ratified the appointment of PricewaterhouseCoopers LLP as HP's independent accountants for the fiscal year ended October 31, 2000. There were 858,510,163 votes cast for the ratification, 2,058,077 votes cast against, 4,257,411 abstentions, and no broker nonvotes.

    The stockholders approved the Hewlett-Packard Company 2000 Stock Plan and the reservation of shares for issuance under the plan. There were 483,099,776 votes cast to approve the plan, 262,443,911 votes cast against, 7,365,859 abstentions, and 111,916,105 broker nonvotes.

    The stockholders approved the Hewlett-Packard Company 2000 Employee Stock Purchase Plan and the reservation of shares for issuance under the plan. There were 702,689,023 votes cast to approve the plan, 44,764,485 votes cast against, 5,502,660 abstentions, and 111,869,483 broker nonvotes.

    The stockholders approved the Hewlett-Packard Company Pay-for-Results Plan. There were 829,063,545 votes cast to approve the plan, 29,654,685 votes cast against, 6,104,767 abstentions, and 2,654 broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    A list of exhibits is set forth in the Exhibit Index found on page 26 of this report.

    (b) Reports on Form 8-K:

    On April 11, 2000, HP filed a Form 8-K reporting that a press release was issued on April 7, 2000. The press release stated that the Board of Directors approved the declaration of a dividend of all of HP's shares of Agilent Technologies common stock, to be distributed on June 2, 2000 to HP stockholders of record as of 5:00 p.m. Eastern Daylight Time on May 2, 2000.

    On May 12, 2000, HP filed a Form 8-K reporting that an information statement regarding the spin-off of Agilent Technologies was issued on May 11, 2000. The information statement contained descriptions of the spin-off, certain tax consequences of the spin-off, Agilent Technologies' business and Agilent Technologies' common stock.

    On June 5, 2000, HP filed a Form 8-K reporting that a press release was issued on June 2, 2000. The press release stated that the distribution of substantially all of HP's shares of Agilent Technologies common stock had been completed.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                   SIGNATURE

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                               HEWLETT-PACKARD COMPANY
                                               (Registrant)

                                               By:                /s/ ROBERT P. WAYMAN
                                                    ------------------------------------------------
                                                                    Robert P. Wayman
                                                                EXECUTIVE VICE PRESIDENT,
                                                     FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL
                                                                         OFFICER
                                                              (PRINCIPAL FINANCIAL OFFICER)

Dated: June 8, 2000

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

11                      Not applicable.

12                      Statement of Computation of Ratio of Earnings to Fixed
                          Charges.

13-17                   Not applicable.

18                      None.

19-21                   Not applicable.

22                      None.

23-26                   Not applicable.

27                      Financial Data Schedule.

28                      None.

99                      Not applicable.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.