Form 10-Q
period 2000-07-31
HEWLETT PACKARD CO
filed 2000-09-12
CIK 47217

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000
                                       OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 1-4423

                            ------------------------

                            HEWLETT-PACKARD COMPANY

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-1081436
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

    3000 HANOVER STREET, PALO ALTO,                           94304
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         CLASS                           OUTSTANDING AT JULY 31, 2000
                         -----                           ----------------------------
             Common Stock, $0.01 par value                  989 million shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                                   PAGE
                                                                                    NO.
                                                                                   -----
Part I.    Financial Information

           Item 1.   Financial Statements.

                     Consolidated Condensed Statement of Earnings
                     Three and Nine months ended July 31, 2000 and 1999
                     (Unaudited).................................................      3

                     Consolidated Condensed Balance Sheet
                     July 31, 2000 (Unaudited) and October 31, 1999..............      4

                     Consolidated Condensed Statement of Cash Flows
                     Nine months ended July 31, 2000 and 1999 (Unaudited)........      5

                     Notes to Consolidated Condensed Financial Statements
                     (Unaudited).................................................   6-13

           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Unaudited).......................  14-24

           Item 3.   Quantitative and Qualitative Disclosures About Market
                     Risk........................................................     24

Part II.   Other Information.....................................................     25

           Item 6.   Exhibits and Reports on Form 8-K............................     25

Signature........................................................................     26

Exhibit Index....................................................................  27-29

ITEM 1. FINANCIAL STATEMENTS.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                     (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               JULY 31,              JULY 31,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Net revenue:
  Products..............................................  $ 9,923    $ 8,745    $30,116    $26,346
  Services..............................................    1,895      1,573      5,403      4,662
                                                          -------    -------    -------    -------
    Total net revenue...................................   11,818     10,318     35,519     31,008
Costs and expenses:
  Cost of products sold and services....................    8,308      7,251     25,252     21,618
  Research and development..............................      663        619      1,941      1,828
  Selling, general and administrative...................    1,755      1,661      5,392      4,783
                                                          -------    -------    -------    -------
    Total costs and expenses............................   10,726      9,531     32,585     28,229
                                                          -------    -------    -------    -------
Earnings from operations................................    1,092        787      2,934      2,779
Interest income and other, net..........................      276        204        649        547
Interest expense........................................       60         45        156        137
                                                          -------    -------    -------    -------
Earnings from continuing operations before taxes........    1,308        946      3,427      3,189
Provision for taxes.....................................      279        250        788        845
                                                          -------    -------    -------    -------
Net earnings from continuing operations.................    1,029        696      2,639      2,344
Net earnings from discontinued operations...............       17        157        136        387
                                                          -------    -------    -------    -------
Net earnings............................................  $ 1,046    $   853    $ 2,775    $ 2,731
                                                          =======    =======    =======    =======

Net earnings per share--Continuing operations:(1)
  Basic.................................................  $  1.04    $  0.69    $  2.65    $  2.32
  Diluted...............................................  $  0.99    $  0.66    $  2.55    $  2.24

Net earnings per share--Discontinued operations:(1)
  Basic.................................................  $  0.02    $  0.15    $  0.14    $  0.38
  Diluted...............................................  $  0.02    $  0.15    $  0.13    $  0.37

Net earnings per share--Total:(1)
  Basic.................................................  $  1.06    $  0.84    $  2.79    $  2.70
  Diluted...............................................  $  1.01    $  0.81    $  2.68    $  2.61

Cash dividends declared per share(1)....................  $  0.32    $  0.32    $  0.64    $  0.64

Average number of shares and share equivalents:(1)
  Basic.................................................      988      1,010        993      1,011
  Diluted...............................................    1,045      1,056      1,043      1,054

------------------------

(1) The share and per-share amounts do not reflect the planned two-for-one stock split in the form of a stock dividend discussed in Note 9 to these consolidated condensed financial statements.

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

              (IN MILLIONS EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                              JULY 31, 2000   OCTOBER 31, 1999
                                                              -------------   ----------------
                                                               (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 4,842           $ 5,411
  Short-term investments....................................         210               179
  Accounts receivable.......................................       5,640             5,958
  Financing receivables.....................................       2,121             1,889
  Inventory.................................................       5,563             4,863
  Other current assets......................................       3,537             3,342
                                                                 -------           -------
    Total current assets....................................      21,913            21,642
                                                                 -------           -------
Property, plant and equipment (less accumulated depreciation of $4,904 at July 31, 2000 and $4,587 at October 31,
  1999).....................................................       4,398             4,333
Long-term investments and other assets......................       6,146             5,789
Net assets of discontinued operations.......................          --             3,533
                                                                 -------           -------
    Total assets............................................     $32,457           $35,297
                                                                 =======           =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and short-term borrowings...................     $ 1,625           $ 3,105
  Accounts payable..........................................       4,404             3,517
  Employee compensation and benefits........................       1,440             1,287
  Taxes on earnings.........................................       1,211             2,152
  Deferred revenues.........................................       1,737             1,437
  Other accrued liabilities.................................       3,189             2,823
                                                                 -------           -------
    Total current liabilities...............................      13,606            14,321
                                                                 -------           -------

Long-term debt..............................................       3,390             1,764
Other liabilities...........................................         850               917

Stockholders' equity:
  Preferred stock, $0.01 par value (300,000,000 shares
    authorized; none issued)................................          --                --
  Common stock, $0.01 par value (4,800,000,000 shares
    authorized; 988,695,000 issued and outstanding at July
    31, 2000, and 1,004,569,000 shares issued and
    outstanding at October 31, 1999)(1).....................          10                10
  Additional paid-in capital................................         415                --
  Retained earnings.........................................      14,135            18,285
  Accumulated other comprehensive income....................          51                --
                                                                 -------           -------
    Total stockholders' equity..............................      14,611            18,295
                                                                 -------           -------

    Total liabilities and stockholders' equity..............     $32,457           $35,297
                                                                 =======           =======

------------------------

(1) The share amounts do not reflect the planned two-for-one stock split in the form of a stock dividend discussed in Note 9 to these consolidated condensed financial statements.

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN MILLIONS)

                                                               NINE MONTHS ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net earnings from continuing operations...................   $2,639    $ 2,344
  Adjustments to reconcile net earnings from continuing
    operations to net cash provided by operating activities:
    Depreciation and amortization...........................    1,059        965
    Deferred taxes on earnings..............................      291        583
    Change in assets and liabilities:
      Accounts and financing receivables....................     (321)      (467)
      Inventory.............................................     (709)      (348)
      Accounts payable......................................      886        220
      Taxes on earnings.....................................     (684)    (1,333)
      Other current assets and liabilities..................      (22)       162
      Other, net............................................     (338)       230
                                                               ------    -------
      Net cash provided by operating activities.............    2,801      2,356
                                                               ------    -------
Cash flows from investing activities:
  Investment in property, plant and equipment...............   (1,197)      (757)
  Disposition of property, plant and equipment..............      284        307
  Purchases of investments..................................     (719)      (901)
  Maturities and sales of investments.......................      851        965
  Other, net................................................     (140)      (101)
                                                               ------    -------
      Net cash used in investing activities.................     (921)      (487)
                                                               ------    -------
Cash flows from financing activities:
  Increase (decrease) in notes payable and short-term
    borrowings..............................................   (1,338)     1,528
  Issuance of long-term debt................................    1,883        245
  Payment of long-term debt.................................     (355)      (854)
  Issuance of common stock under employee stock plans.......      659        548
  Repurchase of common stock................................   (3,781)      (891)
  Dividends.................................................     (481)      (488)
                                                               ------    -------
      Net cash provided by (used in) financing activities...   (3,413)        88
                                                               ------    -------
Net cash provided by discontinued operations................      964         49

Increase (decrease) in cash and cash equivalents............     (569)     2,006
Cash and cash equivalents at beginning of period............    5,411      4,046
                                                               ------    -------
Cash and cash equivalents at end of period..................   $4,842    $ 6,052
                                                               ======    =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of July 31, 2000 and October 31, 1999, the results of operations for the three- and nine-month periods ended July 31, 2000 and 1999, and the cash flows for the nine-month periods ended July 31, 2000 and 1999.

    The results of operations for the three- and nine-month periods ended
July 31, 2000 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in the Hewlett-Packard Company 1999 Annual Report on Form 10-K.

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2: DISCONTINUED OPERATIONS

    On March 2, 1999, Hewlett-Packard Company (HP) announced its intention to launch a new company, subsequently named Agilent Technologies, Inc. (Agilent Technologies), through a distribution of Agilent Technologies common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of HP's former Measurement Systems Organization, which included the test-and-measurement, semiconductor products, chemical analysis and healthcare solutions businesses. Effective July 31, 1999, HP's management and Board of Directors completed the plan of disposition for Agilent Technologies. HP's consolidated condensed financial statements for all periods present Agilent Technologies as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30.

    In November 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to HP. HP provided initial funding in November 1999 to Agilent Technologies and retained certain assets and liabilities of Agilent Technologies as of November 1, 1999 which were subsequently liquidated. The aggregate impact of these transactions resulted in cash flows from discontinued operations of approximately $1.0 billion and an increase in additional paid-in capital of approximately $1.4 billion.

    HP distributed substantially all of its remaining interest in Agilent Technologies through a stock dividend to HP stockholders on June 2, 2000, resulting in the elimination of the net assets of discontinued operations and a $4.2 billion reduction of retained earnings. The decrease in the intrinsic value of HP's employee stock plans attributable to the distribution of Agilent Technologies was restored in accordance with the methodology set forth in the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring."

    Net earnings from discontinued operations for the nine months ended
July 31, 2000 was $136 million. Of this $136 million, net earnings of Agilent Technologies for the period from July 31, 1999 through the June 2, 2000 spin-off date totaled $287 million (net of related tax expense of $174 million), and the net costs to effect the spin-off were $151 million (net of related tax benefit of $23 million). Net earnings from

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 2: DISCONTINUED OPERATIONS (CONTINUED) discontinued operations for the third quarter and first nine months of fiscal 1999 consisted only of the net earnings of Agilent Technologies.

NOTE 3: ENHANCED EARLY RETIREMENT PROGRAM

    In March 2000, HP offered 2,500 United States employees the opportunity to retire early and receive an enhanced payout. The purpose of the enhanced early retirement program was to balance the work force based on HP's long-term business strategy. All employees who were offered the right to participate in the program were required to accept the offer by April 20, 2000, and approximately 1,300 employees accepted the offer. In the second quarter of fiscal 2000, the cost of the enhanced payout of approximately $100 million was recorded upon employee acceptance of the offer. This charge consisted of approximately $37 million classified as cost of products sold and services and approximately $63 million classified as operating expenses ($16 million in research and development expense and $47 million in selling, general and administrative expense). In the third quarter of fiscal 2000, HP realized related pension settlement gains of approximately $17 million as the pension obligations to employees were fully settled. Additional pension settlement gains of approximately $11 million are expected to be realized in the fourth quarter of fiscal 2000.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. HP will adopt the standard no later than the first quarter of fiscal year 2001. We expect that this adoption will not have a material impact on our consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the fourth quarter of HP's fiscal year 2001. HP is in the process of determining the impact that adoption will have on our consolidated financial statements.

NOTE 5: EARNINGS PER SHARE

    HP's basic earnings per share (EPS) is calculated based on net earnings available to common stockholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from the potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt. The share and per-share

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5: EARNINGS PER SHARE (CONTINUED)
amounts presented below do not reflect the planned two-for-one stock split in the form of a stock dividend discussed in Note 9 to these consolidated condensed financial statements.

                                                                 THREE MONTHS           NINE MONTHS
                                                                ENDED JULY 31,        ENDED JULY 31,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                 (IN MILLIONS EXCEPT PER SHARE DATA)
Numerator:
  Net earnings from continuing operations...................   $1,029     $ 696      $2,639     $2,344
  Adjustment for interest expense, net of income tax
    effect..................................................        8         5          22         16
                                                               ------     -----      ------     ------
  Net earnings from continuing operations, adjusted.........    1,037       701       2,661      2,360
  Net earnings from discontinued operations.................       17       157         136        387
                                                               ------     -----      ------     ------
  Net earnings, adjusted....................................   $1,054     $ 858      $2,797     $2,747
                                                               ======     =====      ======     ======

Denominator:
  Weighted-average shares outstanding.......................      988     1,010         993      1,011
  Effect of dilutive securities:
    Dilutive options........................................       42        35          35         32
    Zero-coupon subordinated convertible notes due 2017.....       15        11          15         11
                                                               ------     -----      ------     ------
    Dilutive potential common shares........................       57        46          50         43
                                                               ------     -----      ------     ------
  Weighted-average shares and dilutive potential common
    shares..................................................    1,045     1,056       1,043      1,054
                                                               ======     =====      ======     ======

Net earnings per share--Continuing operations:
  Basic.....................................................   $ 1.04     $0.69      $ 2.65     $ 2.32
  Diluted...................................................   $ 0.99     $0.66      $ 2.55     $ 2.24

Net earnings per share--Discontinued operations:
  Basic.....................................................   $ 0.02     $0.15      $ 0.14     $ 0.38
  Diluted...................................................   $ 0.02     $0.15      $ 0.13     $ 0.37

Net earnings per share--Total:
  Basic.....................................................   $ 1.06     $0.84      $ 2.79     $ 2.70
  Diluted...................................................   $ 1.01     $0.81      $ 2.68     $ 2.61

Average number of shares and share equivalents:
  Basic.....................................................      988     1,010         993      1,011
  Diluted...................................................    1,045     1,056       1,043      1,054

NOTE 6: INCOME TAXES

    Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of variations in the tax rates on foreign income.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7: MARKETABLE EQUITY INVESTMENTS

    Investments in marketable equity securities are considered available-for-sale and are carried at market value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a component of stockholders' equity. Marketable equity securities totaling
$230 million were included in long-term investments and other assets at July 31, 2000. Proceeds from sales of marketable equities were $26 million in the third quarter and $73 million for first nine months of fiscal 2000, and realized gains on sales of marketable equities were $24 million for the third quarter and $69 million in the first nine months of fiscal 2000. The specific identification method is used to account for gains and losses on marketable equity securities.

NOTE 8: INVENTORY

                                                           JULY 31,   OCTOBER 31,
                                                             2000        1999
                                                           --------   -----------
                                                               (IN MILLIONS)
Finished goods...........................................   $3,940       $3,581
Purchased parts and fabricated assemblies................    1,623        1,282
                                                            ------       ------
                                                            $5,563       $4,863
                                                            ======       ======

NOTE 9: STOCK SPLIT

    On August 16, 2000, HP's Board of Directors approved a two-for-one stock split, in the form of a stock dividend, which will result in the issuance on October 27, 2000 of one additional share of HP common stock for every share of common stock outstanding to stockholders of record as of the close of business on September 27, 2000. The par value of HP's common stock after the stock split will remain $0.01 per share, and additional paid-in capital will be reduced by the par value of the additional shares issued. The stock split will not affect the currently declared dividend of $0.16 per share (on a pre-split basis) payable on October 11, 2000 to stockholders of record on September 20, 2000.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9: STOCK SPLIT (CONTINUED)
    Following is a summary of pro forma basic and diluted net earnings per share for the periods indicated, as if the two-for-one stock split, in the form of a stock dividend, declared on August 16, 2000 were now effective:

                                                                 THREE MONTHS           NINE MONTHS
                                                                ENDED JULY 31,        ENDED JULY 31,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Pro forma net earnings per share--Continuing operations:
  Basic.....................................................   $0.52      $ 0.34     $1.33      $1.16
  Diluted...................................................   $0.50      $ 0.33     $1.28      $1.12
Pro forma net earnings per share--Discontinued operations:
  Basic.....................................................   $0.01      $ 0.08     $0.07      $0.19
  Diluted...................................................   $0.01      $ 0.08     $0.06      $0.18
Pro forma net earnings per share--Total:
  Basic.....................................................   $0.53      $ 0.42     $1.40      $1.35
  Diluted...................................................   $0.51      $ 0.41     $1.34      $1.30
Pro forma average number of shares and share equivalents:
  Basic.....................................................   1,975       2,021     1,987      2,022
  Diluted...................................................   2,089       2,111     2,086      2,108

NOTE 10: STOCKHOLDERS' EQUITY

   HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan authorizing purchases in the open market or in private transactions. During the third quarter of fiscal 2000, 12.6 million shares were repurchased under these plans for an aggregate price of $1.5 billion. In the first nine months of fiscal 2000, 31.3 million shares were repurchased for an aggregate price of $3.8 billion. The Board of Directors authorized an additional $2.0 billion in repurchases under these two programs in the aggregate in November 1999, and an additional $2.0 billion in May 2000. As of July 31, 2000, HP had remaining authorization for future repurchases under the two programs of approximately $1.7 billion.

NOTE 11: COMPREHENSIVE INCOME

    Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of unrealized gains and losses on available-for-sale securities. Comprehensive income for the periods ended July 31, 2000 was as follows:

                                                  THREE MONTHS       NINE MONTHS
                                                     ENDED              ENDED
                                                 JULY 31, 2000      JULY 31, 2000
                                                ----------------   ---------------
                                                          (IN MILLIONS)
Net earnings..................................       $1,046            $2,775
Change in net unrealized gain (loss) on
  available-for-sale securities, net of
  taxes.......................................          (73)               51
                                                     ------            ------
Comprehensive income..........................       $  973            $2,826
                                                     ======            ======

    Comprehensive income for the three- and nine-month periods ended July 31, 1999 consisted of net earnings only.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  NINE MONTHS
                                                                 ENDED JULY 31,
                                                             ----------------------
                                                               2000          1999
                                                             --------      --------
                                                                 (IN MILLIONS)
Cash paid for income taxes, net............................    818          1,488
Cash paid for interest.....................................    104            140
Non-cash transactions
  Issuance of common stock for employee benefit plans:
  Restricted stock.........................................    (88)           156
  Employer matching contributions for TAXCAP and employee
    stock benefit plans....................................     61            100

NOTE 13: SEGMENT INFORMATION

    HP is a leading global provider of computing and imaging solutions and services for business and home and is focused on capitalizing on the opportunities of the Internet and the emergence of next-generation appliances, e-services and infrastructure. As of July 31, 2000, HP organized its operations into three major businesses: Imaging and Printing Systems, Computing Systems and IT Services.

    In the second and third quarters of fiscal 2000, HP made certain strategic changes to its organizational structure. These changes included the movement of our appliances business from the Computing Systems segment to a separate operating segment, and the movement of the majority of our services business related to imaging and printing from the Imaging and Printing Systems segment to our IT Services segment. The appliances operating segment is now included in "All Other" as it does not meet the materiality threshold for a reportable segment. Segment financial data for the three- and nine-month periods ended
July 31, 2000 and 1999 has been restated to reflect these organizational changes.

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

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 13: SEGMENT INFORMATION (CONTINUED)
    The table below presents selected financial information for each continuing reportable segment:

                                                 IMAGING AND
                                                   PRINTING     COMPUTING      IT        ALL       TOTAL
                                                   SYSTEMS       SYSTEMS    SERVICES    OTHER     SEGMENTS
                                                 ------------   ---------   --------   --------   --------
                                                                       (IN MILLIONS)
FOR THE THREE MONTHS ENDED JULY 31, 2000:
Net revenue from external customers............    $ 4,804       $ 5,051     $1,817      $321     $11,993
Intersegment net revenue.......................          1           118          1        --         120
                                                   -------       -------     ------      ----     -------
  Total net revenue............................      4,805         5,169      1,818       321      12,113
                                                   =======       =======     ======      ====     =======
Earnings (loss) from operations................    $   613       $   379     $  178      $(33)    $ 1,137
                                                   =======       =======     ======      ====     =======

FOR THE THREE MONTHS ENDED JULY 31, 1999:
Net revenue from external customers............    $ 4,185       $ 4,468     $1,536      $206     $10,395
Intersegment net revenue.......................          9           160         15         2         186
                                                   -------       -------     ------      ----     -------
  Total net revenue............................      4,194         4,628      1,551       208      10,581
                                                   =======       =======     ======      ====     =======
Earnings (loss) from operations................    $   371       $   341     $  125      $(18)    $   819
                                                   =======       =======     ======      ====     =======

FOR THE NINE MONTHS ENDED JULY 31, 2000:
Net revenue from external customers............    $14,987       $14,947     $5,211      $866     $36,011
Intersegment net revenue.......................          4           282         43        69         398
                                                   -------       -------     ------      ----     -------
  Total net revenue............................     14,991        15,229      5,254       935      36,409
                                                   =======       =======     ======      ====     =======
Earnings (loss) from operations................    $ 2,011       $   745     $  495      $(56)    $ 3,195
                                                   =======       =======     ======      ====     =======

FOR THE NINE MONTHS ENDED JULY 31, 1999:
Net revenue from external customers............    $13,336       $12,840     $4,574      $649     $31,399
Intersegment net revenue.......................         33           418         45         5         501
                                                   -------       -------     ------      ----     -------
  Total net revenue............................     13,369        13,258      4,619       654      31,900
                                                   =======       =======     ======      ====     =======
Earnings (loss) from operations................    $ 1,652       $   702     $  453      $(42)    $ 2,765
                                                   =======       =======     ======      ====     =======

ASSETS:
As of July 31, 2000............................    $ 6,798       $ 6,264     $7,885      $369     $21,316
                                                   =======       =======     ======      ====     =======
As of October 31, 1999.........................    $ 7,150       $ 5,846     $7,100      $250     $20,346
                                                   =======       =======     ======      ====     =======

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 13: SEGMENT INFORMATION (CONTINUED)
    The following is a reconciliation of segment information to HP consolidated totals:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               JULY 31,              JULY 31,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
                                                                        (IN MILLIONS)
NET REVENUE:
Total segments..........................................  $12,113    $10,581    $36,409    $31,900
Financing interest income reclassification..............      (97)       (77)      (268)      (220)
Elimination of intersegment net revenue and other.......     (198)      (186)      (622)      (672)
                                                          -------    -------    -------    -------
  Total HP consolidated.................................  $11,818    $10,318    $35,519    $31,008
                                                          =======    =======    =======    =======
Earnings from continuing operations before taxes:
Total segment earnings from operations..................  $ 1,137    $   819    $ 3,195    $ 2,765
Net financing interest reclassification.................      (42)       (34)      (120)       (96)
Interest income and other, net..........................      276        204        649        547
Interest expense........................................      (60)       (45)      (156)      (137)
Corporate and unallocated costs, and eliminations.......       (3)         2       (141)       110
                                                          -------    -------    -------    -------
  Total HP consolidated.................................  $ 1,308    $   946    $ 3,427    $ 3,189
                                                          =======    =======    =======    =======

                                                              JULY 31, 2000   OCTOBER 31, 1999
                                                              -------------   ----------------
                                                                       (IN MILLIONS)
ASSETS:
Total segments..............................................     $21,316           $20,346
Assets not allocated to segments:
  Cash and cash equivalents.................................       4,842             5,411
  Short-term investments and long-term investments in debt
    securities..............................................       1,118             1,192
  Other corporate...........................................       5,181             4,815
                                                                 -------           -------
Total assets from continuing operations.....................      32,457            31,764
Net assets of discontinued operations.......................          --             3,533
                                                                 -------           -------
  Total HP consolidated.....................................     $32,457           $35,297
                                                                 =======           =======

14: SUBSEQUENT EVENT

    On September 11, 2000, HP confirmed published reports that HP is currently in discussions with PricewaterhouseCoopers (PwC) with respect to a possible acquisition by HP of PwC's global management and information technology consulting practice. Terms of the transaction have not been agreed upon, and significant issues remain to be resolved, but the parties are contemplating a cash-and-stock acquisition in the $17 billion to $18 billion range. There can be no assurances that discussions with PwC will result in any transaction or on what terms a transaction may take place.

    PwC are HP's independent accountants, and assuming the parties proceed with a transaction, it is expected that the audit engagement will be terminated in light of auditor independence requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

    THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT, IF THEY NEVER MATERIALIZE OR PROVE INCORRECT, COULD CAUSE THE RESULTS OF HP AND ITS CONSOLIDATED SUBSIDIARIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES, OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. THE RISKS, UNCERTAINTIES AND ASSUMPTIONS REFERRED TO ABOVE INCLUDE THE ABILITY OF HP TO RETAIN AND MOTIVATE KEY EMPLOYEES; THE TIMELY DEVELOPMENT, PRODUCTION AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES AND THEIR FEATURE SETS; THE CHALLENGE OF MANAGING ASSET LEVELS, INCLUDING INVENTORY; THE FLOW OF PRODUCTS INTO THIRD-PARTY DISTRIBUTION CHANNELS; THE DIFFICULTY OF KEEPING EXPENSE GROWTH AT MODEST LEVELS WHILE INCREASING REVENUE; AND OTHER RISKS, ASSUMPTIONS AND UNCERTAINTIES THAT ARE DESCRIBED FROM TIME TO TIME IN HP'S SECURITIES AND EXCHANGE COMMISSION FILINGS, INCLUDING BUT NOT LIMITED TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 1999 AND OTHER SUBSEQUENTLY FILED QUARTERLY REPORTS. MOREOVER, THE POTENTIAL ACQUISITION BY HP OF PRICEWATERHOUSECOOPERS' GLOBAL MANAGEMENT AND INFORMATION TECHNOLOGY CONSULTING PRACTICE DESCRIBED IN NOTE 14 TO THESE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS PRESENTS ADDITIONAL RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE POSSIBILITY THAT HP AND PWC MAY NOT CONSUMMATE THE ACQUISITION; THE CHALLENGE OF INTEGRATING THE PWC AND HP CONSULTING BUSINESSES; THE POSSIBILITY THAT THE COMBINED BUSINESSES MAY FAIL TO ACHIEVE DESIRED SYNERGIES AND THAT, AFTER THE ACQUISITION, HP AS A WHOLE AND THE CONSULTING BUSINESS ON ITS OWN MAY FAIL TO ACHIEVE REVENUE AND PROFIT EXPECTATIONS; AND THE DIFFICULTY FOR HP OF TRANSITIONING TO NEW INDEPENDENT ACCOUNTANTS. HP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

    As more fully discussed in Note 2 to the consolidated condensed financial statements, on March 2, 1999, HP announced its intention to launch a new company, subsequently named Agilent Technologies, through a distribution of Agilent Technologies common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of HP's former Measurement Systems Organization, which included the test and measurement, semiconductor products, chemical analysis and healthcare solutions businesses. Effective July 31, 1999, HP's management and Board of Directors completed the plan of disposition for Agilent Technologies. On November 23, 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock. HP distributed substantially all of its remaining interest in Agilent Technologies through a stock dividend to HP stockholders on June 2, 2000, resulting in the elimination of the net assets of discontinued operations and a $4.2 billion reduction of retained earnings. HP's consolidated financial statements for all periods present Agilent Technologies as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30. Unless otherwise indicated, the following discussion relates to HP's continuing operations.

RESULTS OF OPERATIONS

    Net revenue for the third quarter ended July 31, 2000 was $11.8 billion, an increase of 15% from the same period in fiscal 1999. The increase in net revenue was a result of solid growth across all business segments. Net revenue for the IT Services segment grew 17% in the third quarter of 2000, compared to a year ago, while the Imaging and Printing Systems segment increased 15% and the Computing Systems segment grew 12%. Overall, product sales for the third quarter increased 13%, and service revenue grew 20% over the corresponding period in fiscal 1999. International revenue grew 16% over the prior year to

$6.5 billion, and U.S. revenue increased 13% to $5.3 billion. Strong international growth was fueled primarily by the economic improvement in Asia. Fluctuations in foreign currency rates adversely impacted quarter-over-quarter revenue growth for the company as a whole by approximately two percentage points.

    For the first nine months of fiscal 2000, net revenue was $35.5 billion, an increase of 15% over the corresponding period of fiscal 1999, reflecting revenue growth across all business segments. Net revenue for Computing Systems grew 15% over the prior year, net revenue for the IT Services segment increased 14% and the Imaging and Printing Systems segment grew 12%. Product sales for the first nine months of 2000 increased 14% over the same period in 1999, while service revenue grew 16%. U.S. revenue increased 14% over 1999 to $15.6 billion. International revenue, driven by a 39% increase in Asia net revenue, grew 15% to $19.9 billion. On a year-to-date basis, fluctuations in currency rates adversely impacted year-over-year revenue growth for the company as a whole by approximately two percentage points.

    Costs, expenses and earnings as a percentage of net revenue were as follows:

                                                          THREE MONTHS                NINE MONTHS
                                                         ENDED JULY 31,              ENDED JULY 31,
                                                     ----------------------      ----------------------
                                                       2000          1999          2000          1999
                                                     --------      --------      --------      --------
Cost of products sold and services.............        70.3%         70.3%         71.1%         69.7%
Research and development.......................         5.6%          6.0%          5.5%          5.9%
Selling, general and administrative............        14.9%         16.1%         15.2%         15.4%
Earnings from operations.......................         9.2%          7.6%          8.3%          9.0%
Net earnings from continuing operations........         8.7%          6.7%          7.4%          7.6%

    In March 2000, HP offered 2,500 United States employees the opportunity to retire early and receive an enhanced payout. The purpose of the enhanced early retirement program was to balance the work force based on HP's long-term business strategy. All employees who were offered the right to participate in the program were required to accept the offer by April 20, 2000, and approximately 1,300 employees accepted the offer. In the second quarter of fiscal 2000, the cost of the enhanced payout of approximately $100 million was recorded upon employee acceptance of the offer. This charge consisted of approximately $37 million classified as cost of products sold and services and approximately $63 million classified as operating expenses ($16 million in research and development expense and $47 million in selling, general and administrative expense). In the third quarter of fiscal 2000, HP realized related pension settlement gains of approximately $17 million as the pension obligations to employees were fully settled. Additional pension settlements gains of approximately $11 million are expected to be realized in the fourth quarter of fiscal 2000.

    Cost of products sold and services as a percentage of net revenue was 70.3% in both the third quarter of fiscal 2000 and fiscal 1999. Cost of products sold and services was 71.1% for the first nine months of fiscal 2000, compared to 69.7% in the first nine months of 1999. As discussed above, a portion of the charges related to our enhanced early retirement program were included in the cost of products sold and services in the second quarter of fiscal 2000. These charges net of related pension settlement gains had a minimal impact on the cost of products sold and services for both the quarter and the nine months ended July 31, 2000. Cost of products sold and services as a percentage of revenue remained flat in the third quarter of fiscal 2000 compared to the corresponding period of fiscal 1999, reflecting an increase in the cost of sales ratio for the Computing Systems segment offset by a decrease in the cost of sales ratio for the Imaging and Printing Systems segment. The 1.4% increase in cost of products sold and services as a percentage of net revenue for the first nine months of fiscal 2000 compared to the same period of fiscal 1999 resulted primarily from increases in such costs in the Computing Systems segment. HP expects cost of products sold and services as a percentage of net revenue to increase slightly in future quarters due to continued competitive pricing pressures and changes in product mix.

    Total operating expenses, composed of research and development and selling, general and administrative expenses, were $2.4 billion for the third quarter of 2000, an increase of 6% over the third quarter of fiscal 1999. In the third quarter of fiscal 2000, HP realized pension settlement gains related to the early retirement program discussed above. In addition, HP recognized a lower amount of stock appreciation rights expense and incurred lower costs to effect the spin-off of Agilent Technologies in continuing operations as compared to the third quarter of fiscal 1999. Adjusted for the pension settlement gains, the incremental effect of stock appreciation rights expense and the incremental effect of spin-off costs, operating expense growth for the third quarter of 2000 would have been 9% compared to the same period in 1999. The spin-off costs included in continuing operations in the third quarter of fiscal 2000 consisted primarily of retention incentives given to continuing HP employees involved in effecting the transaction; the remaining spin-off costs for this period were included in net earnings from discontinued operations. However, in the third quarter of fiscal 1999, all costs related to the Agilent spin-off were included in HP continuing operations as these costs were incurred prior to the July 31, 1999 measurement date for discontinued operations accounting.

    Operating expenses were $7.3 billion for the first nine months of 2000, an 11% increase over the first nine months of 1999. For the first nine months of 2000, HP incurred charges (net of pension settlement gains) related to the early retirement program in addition to higher stock appreciation rights expense and increased spin-off costs as compared to the same period of 1999. After adjusting for these charges, the operating expense growth for the first nine months of fiscal 2000 would have been 9%.

    Research and development expense grew 7% in the third quarter and 6% for the first nine months of fiscal 2000 over the prior year due primarily to an increase in spending that reflects our continuing investment in design and development of new technologies in computing systems, imaging and printing systems and digital media. Selling, general and administrative expenses increased 6% in the third quarter and 13% in the first nine months of fiscal 2000 over the corresponding periods in fiscal 1999. Adjusted for the net costs of the early retirement program, the incremental effect of stock appreciation rights and the incremental effect of costs related to the Agilent Technologies spin-off, selling, general and administrative expenses increased 9% in the third quarter and 11% in the first nine months of fiscal 2000. The adjusted growth for both the three- and nine-month periods was attributable to higher selling expenses to support business growth and increased marketing expenses to support our corporate branding initiative and e-services strategy.

    Interest income and other, net, increased $72 million in the third quarter of fiscal 2000 compared to the same period in 1999 and increased $102 million in the first nine months of fiscal 2000 over the 1999 period. The increase in both the three- and nine- month periods was attributable primarily to gains on the sale of equity investments, an increase in interest income associated with higher average cash and investment balances, and gains related to hedges of foreign currency denominated assets and liabilities.

    HP's effective tax rate was 23% for the first nine months of fiscal 2000, reflecting the tax rate expected for the full fiscal year. The tax rate was 21.3% in the third quarter of 2000 due to a reduction in the annual effective tax rate from 24% to 23%. In 1999, the full-year effective tax rate was 26%, and the rate was 26.5% in both the third quarter and first nine months of the year. The year-to-year decrease in HP's effective tax rate was primarily the result of changes in the mix of our pre-tax earnings in various tax jurisdictions thoughout the world.

    In the third quarter of fiscal 2000, net earnings from continuing operations increased 48% to $1,029 million from $696 million for the third quarter of fiscal 1999. As a percentage of net revenue, net earnings from continuing operations was 8.7% in the third quarter of 2000, compared with 6.7% in the same quarter in fiscal 1999. For the first nine months of 2000, net earnings from operations increased 13% to $2,639 million from $2,344 million in 1999. As a percentage of net revenue, net earnings from continuing operations for the nine-month period decreased to 7.4% in 2000 from 7.6% in the same period in 1999.

    Net earnings from discontinued operations for the nine months ended
July 31, 2000 was $136 million. Of this $136 million, net earnings of Agilent Technologies for the period from July 31, 1999 through the June 2, 2000 spin-off date totaled $287 million (net of related tax expense of $174 million), and the estimated net costs to effect the spin-off were $151 million (net of related tax benefit of $23 million). Net earnings from discontinued operations for the third quarter and first nine months of fiscal 1999 consisted only of the net earnings of Agilent Technologies. See Note 2 to these consolidated condensed financial statements for further information.

SEGMENT INFORMATION

    The following is a discussion of operating results for each of HP's business segments. A description of products and services for each segment can be found in the notes to the consolidated financial statements in the Hewlett-Packard Company 1999 Annual Report on Form 10-K. Quarterly financial data for each segment can be found in Note 13 to these consolidated condensed financial statements. The financial data for the 1999 periods and the first six months of 2000 have been restated to reflect changes in HP's organizational structure that occurred during the second and third quarters of fiscal 2000. These changes are more fully described in Note 13 to the consolidated condensed financial statements. The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of July 31, 2000. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

    IMAGING AND PRINTING SYSTEMS

                                               THREE MONTHS           NINE MONTHS
                                              ENDED JULY 31,        ENDED JULY 31,
                                            -------------------   -------------------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
                                                          (IN MILLIONS)
Net revenue...............................   $4,805     $4,194    $14,991    $13,369
Earnings from operations..................   $  613     $  371    $ 2,011    $ 1,652

    Imaging and Printing Systems' net revenue grew 15% for the quarter ended July 31, 2000 compared to the same period in 1999. For the first nine months of fiscal year 2000, Imaging and Printing's net revenue increased 12% over the 1999 period. Net revenue growth in both the three-and nine-month periods was driven primarily by strong sales of printer supplies. Solid growth in home printer hardware, which also contributed to the increase, was partially offset by a decline in office printer hardware revenue. In addition, unfavorable foreign currency effects, particularly in Europe, moderated the segment's revenue growth in both the three- and nine-month periods.

    Net revenue growth in printer supplies in both the third quarter and the first nine months of fiscal 2000 reflected continued growth in the installed base and higher usage rates. Net revenue growth in home printer hardware was driven by excellent unit growth in HP Photosmart and all-in-one products. Despite solid unit growth in DeskJet printers, which expanded the installed base, revenue was relatively flat in both the three- and nine-month periods due to declines in average selling prices. Particularly in the third quarter of fiscal 2000, revenue growth in the home printer category benefited from a mix of relatively stronger sales of PhotoSmart and all-in-one products as compared to sales of lower-priced DeskJet printers. Partially offsetting the revenue increases in printer supplies and home printer hardware was a decline in office products' revenue, as strong growth in color laser printers did not fully offset the expected decline in monochrome laser sales.

    Earnings from operations as a percentage of net revenue was 12.8% for the quarter ended July 31, 2000, compared to 8.8% for the same period in 1999. For the first nine months of the year, earnings from operations was 13.4% in fiscal 2000, compared to 12.4% in 1999. Overall, there was an improvement in gross margins in the third quarter of fiscal 2000 compared to 1999; however, gross margins declined slightly for the year-to-date period in 2000. In the third quarter and first nine months of fiscal 2000, gross margins were favorably impacted by economies of scale from increased production levels in printer supplies. In the first nine months of fiscal 2000, this increase in gross margins was more than fully offset by a shift toward lower-margin home printers and higher component costs related to the strong Japanese yen. These negative effects also partially offset gross margin improvements in the third quarter of 2000 compared to 1999. In addition, strong operating expense management benefited the earnings from operations ratios for both the three- and nine-month periods.

    COMPUTING SYSTEMS

                                               THREE MONTHS           NINE MONTHS
                                              ENDED JULY 31,        ENDED JULY 31,
                                            -------------------   -------------------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
                                                          (IN MILLIONS)
Net revenue...............................   $5,169     $4,628    $15,229    $13,258
Earnings from operations..................   $  379     $  341    $   745    $   702

    Computing Systems' net revenue increased 12% for the quarter ended July 31, 2000 compared to the same period in 1999. For the first nine months of fiscal 2000, Computing Systems' net revenue increased 15% over the 1999 period. Strong performance in home and notebook PCs and solid sales in UNIX-Registered Trademark-(1) server products drove the overall growth in both the three- and nine-month periods of 2000. This growth was partially offset by declining business desktop PC sales. The nine-month period was also unfavorably impacted by the continued effects of the transition to a new enterprise storage strategy. However, enterprise storage revenues in the third quarter of fiscal 2000 increased as compared to the same period in fiscal 1999.

    In both the three- and nine-month periods of fiscal 2000 compared to the 1999 periods, Computing Systems' net revenue growth benefited from very strong unit shipments of home and notebook PCs which was partially offset by lower average selling prices as a result of competitive pressures. Growth in home PCs was driven by favorable acceptance of new products launched in the first quarter of fiscal 2000 aided by the exit of two major competitors from the retail market. Notebook PCs continued to benefit from strong sales of the base portfolio as well as growth in the retail notebook line. In addition, excellent performance in entry-level UNIX-Registered Trademark-(1) servers favorably impacted revenue in the third quarter and first nine months of 2000. Mid-range UNIX-Registered Trademark-(1) servers experienced solid growth in the first and second quarters of fiscal 2000 compared to the 1999 periods; however, revenue in the third quarter of 2000 grew slightly when compared to 1999 as we began volume shipping our new mid-range server in the third quarter of 1999. High-end UNIX-Registered Trademark-(1) servers posted good growth in the first quarter of fiscal 2000, but sales declined in the second and third quarters compared to the corresponding quarters of 1999. We believe this decline was attributable to customer anticipation of a new high-end server that we introduced subsequent to the end of the third quarter of fiscal 2000. Revenue growth in the third quarter and first nine months of 2000 was partially offset by the declining revenue performance of business desktop PCs due to component shortages and declining average selling prices.

    Earnings from operations as a percentage of net revenue was 7.3% for the quarter ended July 31, 2000, compared to 7.4% for the same period in 1999. For the first nine months of the year, earnings from operations as a percentage of net revenue was 4.9% in 2000, compared to 5.3% in 1999. These slight decreases in the earnings from operations ratios were attributable to higher memory costs for business desktop PCs and PC servers during the first quarter, as well as the shift to lower-margin products and declines in average selling prices, particularly in home and notebook PCs, for both the three- and nine-month periods. These margin declines were partially offset by a shift towards higher-margin UNIX-Registered Trademark-(1) server and enterprise storage products, as well as lower operating expenses as a percentage of net revenue due to improved operational efficiencies. The increased profitability in our UNIX-Registered Trademark-(1) business was driven by customer demand for richer configurations in low-end and mid-range servers.

------------------------

(1)  UNIX is a registered trademark of the Open Group.

    IT SERVICES

                                                 THREE MONTHS           NINE MONTHS
                                                ENDED JULY 31,        ENDED JULY 31,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                            (IN MILLIONS)
Net revenue.................................   $1,818     $1,551     $5,254     $4,619
Earnings from operations....................   $  178     $  125     $  495     $  453

    IT Services' net revenue increased 17% in the third quarter and 14% in the first nine months of 2000 compared to the same periods in 1999. The net revenue growth in the third quarter was driven primarily by strong performance in consulting services and continued growth in customer support, including mission critical and networking services, and our financing business. The increase in net revenue for the first nine months of fiscal 2000 was fueled by solid growth in customer support and financing. Additionally, IT Services' overall growth in the nine-month period reflected strength in the UNIX-Registered Trademark-(1) business through an increase in support contracts and customer financing arrangements. Overall growth was also favorably impacted by increased revenues from sales of complementary third party products delivered with sales of HP solutions in both the third quarter and year-to-date period.

    Earnings from operations as a percentage of net revenue was 9.8% for the third quarter of 2000, which is up from 8.1% for the same period in 1999. For the first nine months of 2000, earnings from operations decreased to 9.4% from 9.8% in 1999. Improvements in our cost of products sold and services for the services and support businesses favorably impacted the earnings from operations ratio in the third quarter of fiscal 2000. These margin improvements resulted from improved consulting engagement cost management and greater leverage in customer support and outsourcing. In addition, both the three- and nine-month periods of fiscal 2000 were unfavorably impacted by lower margins on our complementary products business and an increase in consulting hiring to support future growth.

LIQUIDITY AND CAPITAL RESOURCES

    Our financial position remained strong, with cash and cash equivalents and short-term investments of $5.1 billion at July 31, 2000, compared to $5.6 billion at October 31, 1999. During the first nine months of fiscal 2000, cash flows from operating activities were used primarily to fund repurchases of our common stock and purchase property, plant and equipment.

    Cash flows from operating activities were $2.8 billion during the first nine months of fiscal 2000 compared to $2.4 billion for the corresponding period of fiscal 1999. The increase in cash flows from operating activities in the first nine months of fiscal 2000 resulted primarily from increased profitability and improved asset management.

    Inventory as a percentage of net revenue declined to 11.9% at July 31, 2000 from 12.2% at July 31, 1999 and increased from 11.5% at October 31, 1999. The increase in the ratio compared to October 1999 was planned in anticipation of heavy seasonal demand in the fourth quarter. Trade and financing receivables as a percentage of net revenue were 16.6%, up slightly from 16.4% at July 31, 1999, but down significantly from 18.5% at year-end. The ratio at year-end reflected a relatively high level of receivables due to seasonal fluctuations.

    Capital expenditures for the first nine months of fiscal 2000 were $1.2 billion, compared to $757 million for the corresponding period in fiscal 1999. Net property, plant and equipment as a percentage of net revenue was 9.4% at July 31, 2000 compared to 10.9% at July 31, 1999 and 10.2% at October 31, 1999. This decline reflects our continuing effort to streamline operations through outsourcing

------------------------

(1)  UNIX is a registered trademark of the Open Group.

and consolidating activities, improving space utilization and reducing asset intensity to build flexibility into our balance sheet.

    We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short- and long-term borrowings in the first nine months of fiscal 2000 increased by $146 million. Long-term debt totaling $355 million matured as scheduled in the first nine months of fiscal 2000. At July 31, 2000, we had an unused committed borrowing facility in place totaling $1.0 billion.

    In March 2000, we filed a shelf registration statement with the Securities and Exchange Commission to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. This registration statement was declared effective on March 17, 2000. On June 6, 2000, we offered under the registration statement $1.5 billion of unsecured 7.15% Global Notes which mature June 15, 2005, unless previously redeemed. This offering closed on June 9, 2000. The net proceeds of $1,490 million from the sale of the Notes were used for general corporate purposes, which included repayment of existing indebtedness, capital expenditures and meeting working capital needs. We have the capacity to issue an additional $1.5 billion of securities under the shelf registration statement.

    We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan authorizing purchases in the open market or in private transactions. During the third quarter of fiscal 2000, we repurchased
12.6 million shares under these plans for an aggregate price of $1.5 billion. In the first nine months of fiscal 2000, we repurchased 31.3 million shares for $3.8 billion. In fiscal 1999, we repurchased 1.8 million shares for $163 million in the third quarter, and we repurchased 12.7 million shares for a total of $891 million in the first nine months of the year. The Board of Directors authorized an additional $2.0 billion in repurchases under these two programs in the aggregate in November 1999, and an additional $2.0 billion in May 2000. As of July 31, 2000, we had remaining authorization for future repurchases under the two programs of approximately $1.7 billion.

    In November 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to HP. HP provided initial funding in November 1999 to Agilent Technologies and retained certain assets and liabilities of Agilent Technologies as of November 1, 1999 which were subsequently liquidated. The aggregate impact of these transactions resulted in cash flows from discontinued operations of approximately $1.0 billion and an increase in additional paid-in-capital of approximately $1.4 billion. We distributed substantially all of our remaining interest in Agilent Technologies through a stock dividend to HP stockholders on June 2, 2000, resulting in the elimination of the net assets of discoutinued operations and a $4.2 billion reduction of retained earnings.

FACTORS THAT COULD AFFECT FUTURE RESULTS

    COMPETITION. We encounter aggressive competition in all areas of our business. We have numerous competitors, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, performance, price, quality, reliability, distribution and customer service and support. Product life cycles are short. To remain competitive, we must be able to develop new products, services and support and periodically enhance our existing products, services and support. In particular, we anticipate that we will have to continue to lower the prices of many of our products, services and support to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of our markets, we may not be able to compete successfully against current and future competitors, and the competitive pressures we face could harm our business and prospects.

    NEW PRODUCT AND SERVICE INTRODUCTIONS. If we cannot continue to rapidly develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may lose market share and our future revenue and earnings may suffer. The process of developing new high technology products and services is complex and uncertain. We must accurately anticipate customers' changing needs and emerging technological trends. We consequently must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly at low enough costs. To do this we must accurately forecast volumes, mix of products and configurations. Additionally, the supply and timing of a new product or service must match customers' demand and timing for the particular product or service. Given the wide variety of systems, products and services that HP offers, the process of planning production and managing inventory levels becomes increasingly difficult.

    RELIANCE ON THIRD PARTY DISTRIBUTION CHANNELS AND INVENTORY MANAGEMENT. We use third-party distributors to sell our products, especially printers and personal computers, in order to accommodate changing customer preferences. As a result, the financial soundness of our wholesale and retail distributors, and our continuing relationships with these distributors, are important to HP's success. Some of these distributors may have insufficient financial resources and may not be able to withstand changes in business conditions. Our revenue and earnings could suffer if our distributors' financial condition or operations weaken or if our relationships with them deteriorate.

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

    RELIANCE ON SUPPLIERS. Our manufacturing operations depend on our suppliers' ability to deliver quality components and products in time for us to meet critical manufacturing and distribution schedules. We sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts. If shortages or delays persist, our operating results could suffer until other sources can be developed. In order to secure components for the production of new products, at times we make advance payments to suppliers, or we may enter into non-cancelable purchase commitments with vendors. If the prices of these component parts then decrease after we have entered into binding price agreements, our earnings could suffer. Further, we may not be able to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations needed. Conversely, a temporary oversupply of these parts could also adversely affect our operating results.

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

    We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures described above, and a hypothetical 10% adverse movement in interest rates applied to our debt and investment portfolios. As of July 31, 2000 and October 31, 1999, the analysis indicated that these hypothetical market movements would not have a material effect on HP's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and HP's actual exposures and hedges.

    ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES. In the normal course of business, HP frequently engages in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although completion of any one transaction may not have a material effect on our financial position, results of operations or cash flows taken as a whole, it may contribute to our financial results differing from the investment community's expectations in a given quarter. Divestiture of a part of our business may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require us to integrate with a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market products with our products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of the entity into HP depends on a variety of factors, including:

    - The hiring and retention of key employees,

    - Management of facilities and employees in separate geographic areas, and

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    A list of exhibits is set forth in the Exhibit Index found on page 27 of this report.

    (b) Reports on Form 8-K:

    On May 12, 2000, HP filed a Form 8-K reporting that an information statement regarding the spin-off of Agilent Technologies was issued on May 11, 2000. The information statement contained descriptions of the spin-off, certain tax consequences of the spin-off, Agilent Technologies' business and Agilent Technologies' common stock.

    On June 5, 2000, HP filed a Form 8-K reporting that a press release was issued on June 2, 2000 which stated that the distribution of substantially all of HP's shares of Agilent Technologies common stock had been completed.

    On June 15, 2000, HP filed a Form 8-K reporting that on June 9, 2000 it had completed an offering for $1,500,000 in 7.15% Global Notes due June 15, 2005 with interest payable on June 15 and December 15 of each year and commencing on December 15, 2000. The purpose of the report was to file (a) the form of the Notes as governed by the Indenture Agreement, (b) the Underwriting Agreement and
(c) the Officers' Certificate pursuant to Section 301 of the Indenture
Agreement.

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

Dated: September 12, 2000

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

4(a)                    Indenture dated as of October 14, 1997 among Registrant and
                        Chase Trust Company of California regarding Liquid Yield
                        Option Notes due 2017 which appears as Exhibit 4.2 to
                        Registrant's Registration Statement on Form S-3
                        (Registration No. 333-44113), which exhibit is incorporated herein by reference.

4(b)                    Supplemental Indenture dated as of March 16, 2000 among
                        Registrant and Chase Trust Company of California regarding
                        Liquid Yield Option Notes due 2017.

4(c) Form of Registrant's 7.15% Global notes due June 15, 2005 and related Officers' Certificate, which appear as Exhibits 4.1 and 4.3 to Registrant's Form 8-K filed on
                        June 15, 2000, which exhibits are incorporated herein by reference.

4(d)                    Senior Indenture, which appears as Exhibit 4.1 to
                        Registrant's Registration Statement on Form S-3 dated
                        February 18, 2000, as amended by Amendment No. 1 thereto dated March 17, 2000 (Registration No. 333-30786), which exhibit is incorporated herein by reference.

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

10(c) Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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