Form 10-Q/A
period 2000-07-31
HEWLETT PACKARD CO
filed 2000-09-13
CIK 47217

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

4(b)                    Supplemental Indenture dated as of March 16, 2000 among
                        Registrant and Chase Trust Company of California regarding
                        Liquid Yield Option Notes due 2017.+

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

10(c) Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.+

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

11                      Not applicable.

12                      Statement of Computation of Ratio of Earnings to Fixed
                        Charges.+

13-17                   Not applicable.

18                      None.

19-21                   Not applicable.

22                      None.

23-26                   Not applicable.

27                      Financial Data Schedule.+

28                      None.

99                      Not applicable.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.

+   Previously Filed.