Form 10-K
period 2000-10-31
HEWLETT PACKARD CO
filed 2001-01-25
CIK 47217

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

                  FOR THE FISCAL YEAR ENDED: OCTOBER 31, 2000

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
     (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

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

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock held by nonaffiliates as of December 29, 2000 was $60,769,052,268.

    Indicate the number of shares outstanding of the issuer's common stock as of December 29, 2000: 1,932,545,791 shares.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                          10-K PART
--------------------                                          ---------
Pages 9-11 and 18-39 of the registrant's Notice of Annual        III
Meeting of Shareowners and Proxy Statement dated January 25,
2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K, including "Factors That Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the ability of HP to retain and motivate key employees; the timely development, production and acceptance of products and services and their feature sets; the challenge of managing asset levels, including inventory; the flow of products into third-party distribution channels; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in HP's Securities and Exchange Commission reports, including but not limited to the items discussed in "Factors That Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below in this report, items described in the Annual Report on Form 10-K for the year ended October 31, 1999, and subsequently filed reports. HP assumes no obligation to update these forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

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

    As of October 31, 2000, HP's major business segments included Imaging and Printing Systems, Computing Systems and Information Technology Services ("IT Services").

    - IMAGING AND PRINTING SYSTEMS ("IPS") provides laser and inkjet printers (both monochrome and color), mopiers, scanners, all-in-one devices, personal color copiers and faxes, digital senders, wide- and large-format printers, print servers, network-management software, networking solutions, digital photography products, imaging and printing supplies, imaging and software solutions, and related professional and consulting services.

    - COMPUTING SYSTEMS ("CS") provides a broad range of computing systems for the enterprise, commercial and consumer markets. The products and solutions range from mission-critical systems and software to personal computers for business and home. Major product lines include UNIX-Registered Trademark-(1) and PC servers, desktop and mobile personal computers, workstations, software solutions and storage solutions.

    - IT SERVICES ("ITS") provides consulting, education, design and installation services, ongoing support and maintenance, proactive services like mission-critical support, outsourcing and utility-computing

------------------------

(1) UNIX-Registered Trademark- is a registered trademark of The Open Group.

      capabilities. Financing capabilities include leasing, automatic technology-refreshment services, solution financing and venture financing.

    A summary of HP's net revenue, earnings from operations and total assets as contributed by our principal business segments is found in Note 16 to the Consolidated Financial Statements in Item 8 below, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Affect Future Results," in Item 7 below, which is incorporated herein by reference.

BUSINESS STRATEGY

    HP's overall business strategy is two-fold. First, we seek to compete against more narrowly focused competitors in the following product and services categories: servers, software, storage, services and support, PCs and workstations, personal information appliances and printers and supplies.

    Second, we seek to leverage the depth and breadth of our product and services portfolio across three business segments (IPS, CS, ITS) through the development of new solutions, markets and ecosystems at the intersection of e-services, information appliances and an always-on Internet infrastructure.

    Following are more detailed descriptions of HP's principal business segments and key activities during fiscal 2000:

    IMAGING AND PRINTING SYSTEMS

    HP's portfolio of printing and imaging offerings includes Internet-related printing services, wireless printing technology, professional and consumer imaging services, imaging supplies, the HP LaserJet and DeskJet printer families, scanners, copiers, mopiers, fax machines, large-and wide-format printers, PC and digital photography products and all-in-one products that perform multiple functions.

    Key product introductions in fiscal 2000 for business customers included the Inkjet 2200/2250 printers, which provide high-performance and networked color office printing for small workgroup environments; three new families of HP DesignJet printers--the 500, 800 and 5000 series, which are large-format printing systems designed to give customers competitive printing speeds and excellent image quality; and the JetDirect 4000 print appliance, the first product in a new category of network appliances designed to provide customers with dedicated printing solutions.

    New product introductions for consumers and small businesses included the LaserJet 3200, a new printer, fax, scanner all-in-one product for small offices and home offices; the Print to Mail Accessory designed to offer a one-stop mail solution for the small business customer from forms, to folding, to Internet postage; the DeskJet 990Cse/Cxi Professional printer, the HP PhotoSmart 1215 printer and the PhotoSmart 1218/xi printer, which all feature high print quality at faster print speeds and wireless options that allow them to print directly from compatible digital appliances using infrared technology; and a full line of digital cameras, ranging from the HP PhotoSmart 215 for first-time digital camera buyers to the HP PhotoSmart 618 and 912 for experienced photographers.

    Our PhotoSmart digital cameras, photo quality printers and colorfast paper, in combination, compete with traditional optical (film) and silver hallide (print) technology by achieving digital output quality and endurance standards that match and in some cases exceed traditional optical and silver hallide technology. We expect these products to stimulate HP's imaging and printing supplies business.

    As a component of our overall strategy, we launched our printing e-services initiative in April 2000 together with a set of printing e-service providers. HP and our partners are developing strategies, printing appliances, and technologies designed to drive printing to the center of the Internet by transforming the role of printers into smart Internet appliances. With these Internet-based services, printers are becoming local post offices, ticket offices, shipping stations and print shops.

    In May 2000, we began to leverage our printing and imaging expertise into the $500 billion commercial printing market when HP and Heidelberger Druckmaschinen AG ("Heidelberger") entered into a cooperative agreement in printing and publishing. Both companies announced the availability of two joint solutions for the proofing market. HP, which has expertise in digital printing and network printing solutions, and Heidelberger, which has expertise in commercial printing and publishing solutions, believe that combining our expertise will result in better solutions for mutual customers.

    In October 2000, HP entered into another strategic alliance in the commercial printing space with Indigo N.V. ("Indigo"), a leading provider of digital color printing systems. As part of the alliance, we made a $100 million equity investment in Indigo, and agree to co-develop high-end digital color printing systems and serve as an OEM for Indigo's products. This alliance adds a third printing technology, digital offset color, to HP's InkJet and LaserJet technology. Digital offset color is a high-quality, ink-based offset print technology with the performance advantages of electronic imaging. It offers excellent print quality at high speeds and a lower per-page cost for the customer.

    COMPUTING SYSTEMS

    Computing Systems is at the core of our always-on Internet infrastructure offering, which includes Internet and network servers, software solutions (for e-services, Internet infrastructure and management, network management and operating systems), business and consumer desktop and mobile computers and storage (network attached storage and storage area networks). Such products and services are used in a variety of applications ranging from personal and small business information management to large scale IT infrastructure solutions for global service providers, telecommunications companies, Internet services vendors and manufacturers.

    HP's core computing products and technologies include our PA-RISC architecture for systems and workstations, and our Explicitly Parallel Instruction Computing (EPIC) technology, which provides the foundation for Intel's next-generation, 64-bit high-end Itanium processor family.

    HP's computing systems business includes scalable families of PCs, storage solutions, servers and information technology systems for use in home offices, as well as small, medium and large businesses. The application of our computers range from small office to enterprise workgroup department and data center implementations. Key product families include the HP 9000 series, which runs HP-UX, our implementation of the UNIX-Registered Trademark- operating system, and comprises multi-user computers for both technical and commercial applications and workstations with powerful computational and graphics capabilities; the HP NetServer series of PC servers; the HP Kayak, HP Vectra, and HP Brio-series of desktop PCs for use in enterprise and small businesses in vertical applications such as engineering, manufacturing and chemical analysis; the HP OmniBook mobile PCs for use in business; and the HP Pavilion multimedia consumer PCs.

    Our e-services and Internet infrastructure software portfolio is based on a multi-operating system strategy that leverages a suite of integrated applications upon which dynamic e-services can be built. First, HP's multi-OS strategy offers customers the choice of HP-UX, Linux, Windows NT and, for HP 3000 customers, our proprietary operating system, MPE. This strategy offers our customers significant flexibility. Built upon this multi-OS foundation is a host of applications to support virtually any mission-critical implementation. HP software properties include e-speak and HP ProcessManager (formerly Changengine), which are built with an open standards approach, and have embedded capabilities for addressing the emerging requirements of dynamic services-based computing.

    Other software offerings include OpenView, an Internet-based network and systems management suite for integrated service management; WebQoS, which is designed to deliver service quality based on customer relationships; the Praesidium family of products, which is designed for security; Smart Internet

Usage, which provides service tracking and billing; MC/ServiceGuard, which provides high availability; and Open Call, which provides voice-enabled e-services integration.

    Key technology and service introductions in fiscal 2000 include:

    SERVERS. The HP 9000 SUPERDOME SERVER was introduced in September. Superdome, which HP believes is the fastest, most powerful, flexible and available UNIX-Registered Trademark- computing platform in the market today, is coupled with services such as up-front systems assessment, pre-installation testing and tuning, utility-based pricing, and dedicated service and support teams.

    Both the HP NETSERVER LT 6000R AND LH 6000R are new four-way PC servers for enterprise, service-provider and dot-com customers. They offer the scalability and performance of a six-way server for the price of a conventional four-way system.

    SOFTWARE. The HP-UX 11I operating system was a major release of HP's UNIX-Registered Trademark- operating system, which included extensive new Internet-enabling technologies, security, and networking and management features. The HP-UX11i was among the first major operating systems to feature host-based intrusion detection software for protection from internal and external attacks as a standard component of the operating system.

    STORAGE. This year, we introduced the HP XP-512 high-capacity storage solution with up to 512 disks and a capacity of 37 terabytes of data to handle the increased requirements of information storage for Web and content caching.

    HP also introduced a new line of HP ULTRIUM storage solutions, which features data rate matching and streaming technology for enhanced transfer rate. These new drives are based on the Ultrium format of LTO (Linear Tape-Open) technology.

    UTILITY COMPUTING. We introduced E-UTILICA, which offers to service providers utility-like computing power and services--a pre-integrated solution for technical-design customers including instant access to computing power and capacity whenever it is needed over a secure Virtual Private Network.

    DESKTOP COMPUTING. HP'S E-PC PERSONAL COMPUTER is a new 8-pound, dictionary-sized PC with an innovative modular design for the enterprise. There are only three components--a power supply, a hard-disk drive and the system chassis--to simplify trouble-shooting and support.

    During fiscal 2000, we undertook or entered into the following significant initiatives, partnerships and acquisitions:

    In April 2000, we collaborated with Cadence and Flextronics to create an independent new company called SPINCIRCUIT. Designed as an HP e-service for the high-tech manufacturing and design community, this business-to-business e-commerce exchange portal runs on HP's own e-speak technology. This new company created an Internet gateway that directly connects engineers' design desktops to the electronics supply chain, significantly cutting costs in the manufacturing and design process.

    In May 2000, we announced our participation in the formation of Converge (previously known as E-HITEX), a high-tech electronics trading exchange focused on creating services designed to increase supply chain efficiency, including readily-accessible spot markets for supply-chain purchases and sales of component parts. This is an independent new company created by HP, Agilent, AMD, Canon, Compaq, Gateway, Hitachi, NEC, Quantum, Samsung Electronics, SCI Systems, Solectron, Synnex, Tatung and Western Digital.

    In October 2000, we opened the HP-INTEL SOLUTIONS CENTER in Cupertino, California, where customers can test the integration and optimization of their e-business solutions on Intel-based HP NetServer systems. This testing enables enterprise and service-provider customers (ISPs, ASPs, WSPs) to deploy their solutions more quickly and less expensively.

    Also in October 2000, we agreed to acquire Bluestone Software, Inc., a leading provider of Internet software platforms, tools and technologies, including J2EE and XML application servers and tools. Bluestone's software is intended to become an integrating platform for HP's e-speak and HP Process manager, in addition to other HP services-based software offerings. The acquisition closed on January 18, 2001.

    Throughout fiscal 2000, HP unveiled several MOBILE E-SERVICES BAZAARS around the world as vehicles for local and international partners to sign-up and participate in the development of mobile e-services. The bazaars serve as regional hubs for mobile e-service activities and mobile application development, providing incubation facilities for companies developing mobile e-services and applications based on standards such as Wireless Application Protocol and e-speak. These forums are driving invention at the intersection of e-services, information appliances and always-on Internet infrastructure.

    IT SERVICES

    HP's IT Services strategy reflects the fact that today business transformation and IT implementation are inextricably linked. We offer a complete life cycle of services--planning, implementation, support and ongoing operations--that customers can choose from to take advantage of emerging technologies and business models. HP's IT Services offers a wide variety of services aimed at providing customers with an always-on IT infrastructure, including consulting and implementation services for traditional and Internet-based IT infrastructures, storage and storage-area networks, and IT management; next-generation networks and mobile communications; proactive, mission-critical support services; business-continuity and recovery services; and infrastructure outsourcing and Web-hosting services. Services aimed at helping customers rapidly implement key business solutions are also provided, including supply-chain management, e-procurement, business intelligence, customer-relationship management, enterprise application integration, e-commerce, e-banking, trading communities, portals, and virtual business networks.

    At the beginning of the life cycle, IT Services offers up-front business and technology strategy consulting, planning, education and integration services, as well as financial services and support. HP's IT Services consultants offer design and rapid integration services into a variety of IT business customer solutions. HP's financing services allow customers to plan and manage the cost of these solutions. In addition, HP's global on-site engineering force offers support for the physical implementation of these solutions.

    For customers requiring ongoing support, IT Services offers both proactive and reactive services. HP's support services begin with basic hardware and software warranty and support and expand up to proactive mission-critical service that addresses the causes of downtime covering not only the computer system but also such key elements such as storage devices, databases, networks, and key software/middleware applications. HP's global response center manages customer environments and provides technical assistance 24 hours a day, seven days a week. Other ongoing services include financing, which covers product leasing, complementary products, automatic technology-refreshment services and solution financing.

    Key introductions in fiscal 2000 included new mission-critical support capabilities for the SAP/R3 application; insurance against loss-of-service revenue loss; new capacity planning and performance management services for HP storage systems; new Microsoft 2000 data-center services; expanded services for the Linux environment; new, proactive Web-based support services that require no end-user intervention; new Web-hosting capabilities; expanded communications consulting for Unified

Communications (with Cisco Systems) supporting next-generation networks and wireless technologies; and rapid-implementation services for applications from SAP, Ariba, BroadVision and i2 Technologies.

MARKETING

    CUSTOMERS AND SALES ORGANIZATION

    HP has approximately 540 sales and support offices and distributorships in more than 120 countries. Sales are made to business and consumer customers worldwide.

    We continue to manage our business and report our financial results based on our three business segments (CS, IPS, ITS). In addition, during fiscal 2000 HP began to supplement this product generation structure with a customer-facing view. The marketing and selling of our products and services have been reorganized into two main customer-facing organizations: a Consumer Business Organization ("CBO") and a Business Customer Organization ("BCO").

    CBO comprises all of HP's consumer-related marketing and selling activities consolidated into a single functional unit, and BCO represents the consolidation of all of HP's business and enterprise-related marketing and selling activities into a single functional unit.

    These two customer-facing organizations are charged with building an intimate and comprehensive understanding of their respective customers' needs. This feedback and knowledge is then incorporated into planning decisions supported by our product-generation organizations, such as Computing Systems and Imaging and Printing Systems. The overall purpose of this new marketing structure is to enable us to better leverage our core assets to deliver world-class technology, services and solutions, and a world-class customer experience.

    CONSUMER BUSINESS ORGANIZATION: CBO is responsible for marketing and supplying HP's consumer products around the world. CBO is organized by product offerings, including Home PCs (Pavilion desktop and notebook products), Printing and Supplies (DeskJet and All-in-One inkjet printers, ink cartridges and media), Digital Imaging (ScanJet scanners, digital cameras), Digital Convergence (CD-RW drives, DVD+RW standards work), and Information Appliances (Jornada PDAs, embedded software). By integrating the marketing for all consumer products into a single organization, HP hopes to reduce redundancies and better leverage opportunities for cross-category consumer product marketing.

    We are currently the market-share leader for consumer inkjet printers and the second-largest supplier of branded consumer desktop PCs worldwide. In the U.S., HP is the market-share leader in scanners and CD-RW drives. We have adopted a blended channel strategy for consumer product distribution in the U.S. that includes sales through approximately 20,000 third-party retail locations and direct sales through hpshopping.com, a wholly-owned subsidiary formed in May 1999 to support online sales.

    Key product development initiatives include an increased focus on consumer-oriented industrial design, providing additional beyond-the-box consumer e-services--either independently or in conjunction with third-party partners, and a strong cross product category marketing focus on digital imaging.

    Revenues in CBO are derived through reseller channels, including retailers, dealers and original equipment manufacturers as well as through direct sales and distribution to customers over the Web.

    BUSINESS CUSTOMER ORGANIZATION: BCO is responsible for marketing and delivering products, services and solutions to all of HP's business and enterprise customers. BCO's customers include small and medium businesses as well as global enterprises, particularly telecommunications service providers, Internet service providers and academic, scientific and government institutions.

    BCO is charged with developing a comprehensive understanding of HP's business customers' needs and translating this understanding into delivering world-class services, solutions and customer experience throughout the customer life-cycle.

    To do so, BCO markets products, services and solutions that can be either individual products and services or unique combinations of offerings from Imaging and Printing Systems, Computer Systems and IT Services.

    Revenues in BCO result from the efforts of HP's business customer sales force, which includes direct field sales representatives, indirect sales (i.e., commercial channels), HP consultants, pre-sales technical personnel and administrative support staff. BCO's direct sales force is divided into specialty product and service representatives (such as for servers, storage, software and services), and teams assigned directly to corporate accounts which represent all of HP's product and service categories.

    INTERNATIONAL

    A summary of HP's net revenue, and net property, plant and equipment by geographic area is set forth in Note 16 to the Consolidated Financial Statements in Item 8 below, which information is incorporated herein by reference. More than half of our overall revenue comes from outside of the U.S. In the last three fiscal years, more than three-fourths of this international revenue was derived from Europe and the Asia Pacific region. A majority of our net revenue originating outside the U.S. was from customers other than foreign governments.

    Most of HP's sales in international markets are made by foreign sales subsidiaries. In countries with low sales volumes, sales are made through various representatives and distributors.

    For a discussion of risks attendant to HP's foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Affect Future Results--International" and "--Market Risk," and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Adoption of the Euro" in Item 7 below and
Note 4 to the Consolidated Financial Statements in Item 8 below, which are incorporated herein by reference.

    We believe that our international diversification provides stability to our worldwide operations and revenue streams, thereby reducing the impact of adverse economic changes in any single country.

MATERIALS

    Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies, and raw materials such as plastic resins and sheet metal. Although we believe that the materials and supplies necessary for our manufacturing operations are presently available in the quantities required, we sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts.

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

COMPETITION

    We encounter aggressive competition in all areas of our business activity. Our competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. HP competes primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our reputation, the ease of use of our products, the ready availability of multiple software applications, our always-on Internet infrastructure offering, and our customer training, services and support are also important competitive factors.

    The markets for each of our three principal segments are characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. In addition, we compete with many of our current and potential partners. The successful management of these competitive partner relationships will be critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive, and thus effectively manage financial returns with correspondingly reduced gross margins.

    While the absence of reliable statistics and companies with comparable product mixes makes it difficult to state HP's relative market position with certainty, on an overall basis we are among the largest U.S.-based companies offering our range of general-purpose computers and personal-information, imaging and printing products for industrial, scientific and business applications, and information technology services. HP is the leader or among the leaders in each of our principal business segments.

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

    Hewlett-Packard Laboratories, together with the various research and development groups within the three principal business segments, are responsible for HP's total research and development efforts.

    Expenditures for research and development in fiscal 2000, including Hewlett-Packard Laboratories and the three principal business segments, were $2.6 billion. These expenditures were $2.4 billion in fiscal 1999 and $2.4 billion in fiscal 1998. In fiscal 2000, total research and development expenditures were 5.4% of net revenue, compared to 5.8% in fiscal 1999 and 6.0% in fiscal 1998.

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

EMPLOYEES

    HP had approximately 88,500 employees worldwide as of October 31, 2000.

    Information regarding the executive officers of HP is set forth in Part III below.

ITEM 2.  PROPERTIES.

    The principal executive offices of HP are located at 3000 Hanover Street, Palo Alto, California 94304. As of October 31, 2000, we owned or leased a total of approximately 43.5 million square feet of space worldwide, including
1.1 million square feet currently occupied by Agilent Technologies, Inc. We believe that our existing properties are in good condition and suitable for the conduct of our business.

    Our plants are equipped with machinery, most of which is owned and is in part developed by us to meet the special requirements for manufacturing computers, peripherals and systems. At the end of fiscal 2000, we were productively utilizing the vast majority of the space in our facilities, while actively disposing of space determined to be excess.

    We anticipate that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment from continuing operations amounted to $1.7 billion in fiscal 2000, $1.1 billion in fiscal 1999 and $1.6 billion in fiscal 1998.

    As of October 31, 2000, our sales and support operations occupied approximately 12.6 million square feet, of which approximately 3.4 million square feet were located within the U.S. We own 44% of the space used for marketing activities and lease the remaining 56%.

    HP's manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 30.9 million square feet, of which approximately 21.5 million square feet were located within the U.S. We own 61% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 39%. None of the property owned by us is held subject to any major encumbrances.

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

    The locations of HP's headquarters of geographic operations are listed below:

HEADQUARTERS OF GEOGRAPHIC OPERATIONS

LATIN AMERICA                  EUROPE, AFRICA, MIDDLE EAST    ASIA PACIFIC

Miami, Florida                 Geneva, Switzerland            Hong Kong

    The locations of HP's major product development and manufacturing facilities and Hewlett-Packard Laboratories are listed below:

PRODUCT DEVELOPMENT AND MANUFACTURING

AMERICAS                         Vancouver, Washington            ASIA PACIFIC
Cupertino, Costa Mesa,                                            Melbourne, Australia
Mountain View, Palo Alto,        Aguadilla, Puerto Rico
Roseville, San Diego,                                             Shanghai, China
Santa Clara, Santa Monica,       Sao Paulo, Brazil
Sunnyvale and                                                     Bangalore, India
Woodland, California             Guadalajara, Mexico
                                                                  Komiya, Japan
Fort Collins and Greeley,        EUROPE
Colorado                         Grenoble and                     Singapore
                                 Isle D'Abeau, France
Boise, Idaho                                                      Taiwan
                                 Boeblingen, Germany
Corvallis, Oregon                                                 HEWLETT-PACKARD LABORATORIES
                                 Dublin, Ireland
Philadelphia, Pennsylvania                                        Palo Alto, California
(effective January 18, 2001)     Amsterdam and
                                 Amersfoort,                      Grenoble, France
Memphis and Nashville,           The Netherlands
Tennessee                                                         Haifa, Israel
                                 Barcelona, Spain
Austin, Texas                                                     Tokyo, Japan
                                 Bristol, United Kingdom
Chester, Richmond and                                             Bristol, United Kingdom
Sandston, Virginia

ITEM 3.  LEGAL PROCEEDINGS.

    HP is involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no such matters pending that HP expects to be material in relation to its business, financial condition or results of operations.

    HP is party to, or otherwise involved in, proceedings brought by federal or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA.

    We are also conducting environmental investigations or remediations at several of our current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. Any liability from such proceedings, in the aggregate, is not expected to be material to the operations or financial position of HP.

    In November 1999, in settlement of an administrative complaint filed in 1998 that alleged violations of the Toxic Substances Control Act ("TSCA"), HP entered into a consent agreement with the United States Environmental Protection Agency (the "Agency") under which we agreed to pay a civil penalty of $112,500, to have a ten-month post-enforcement audit of specified operations conducted by a third party and to pay civil penalties in stipulated amounts for any violations that may be discovered in that audit. The audit is currently scheduled to be completed in early 2001, by agreement with the Agency. Under the terms of the consent agreement, stipulated penalties imposed under that agreement may not exceed $600,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS.

    Information regarding the market prices of HP's common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 below and the cover page of this Form 10-K, which are incorporated herein by reference, respectively. We have paid cash dividends each year since 1965. The current rate is $0.08 per share per quarter. As of November 30, 2000, there were approximately 122,000 shareholders of record. Additional information concerning dividends may be found in the following sections of this Form 10-K, which are incorporated herein by reference: "Selected Financial Data" in Item 6 below and "Consolidated Statement of Cash Flows," "Consolidated Statement of Stockholders' Equity" and "Quarterly Summary" in Item 8 below.

ITEM 6.  SELECTED FINANCIAL DATA.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                           SELECTED FINANCIAL DATA(1)

FOR THE YEARS ENDED OCTOBER 31
IN MILLIONS, EXCEPT PER SHARE AMOUNTS              2000       1999       1998       1997       1996
-------------------------------------            --------   --------   --------   --------   --------
Net revenue....................................  $48,782    $42,370    $39,419    $35,465    $31,613
Earnings from operations(2)....................    3,889      3,688      3,399      3,405      2,926
Net earnings from continuing operations........    3,561      3,104      2,678      2,515      2,085

Net earnings per share, continuing
  operations(3)
  Basic........................................  $  1.80    $  1.54    $  1.29    $  1.23    $  1.02
  Diluted......................................     1.73       1.49       1.26       1.19       0.99
Cash dividends declared per share(3)...........     0.32       0.32       0.30       0.26       0.22

At year-end:
  Assets--Continuing operations................  $34,009    $31,764    $28,624    $26,681    $22,934
  Assets--Total(4).............................   34,009     35,297     31,708     29,852     25,977
  Long-term debt...............................    3,402      1,764      2,063      3,158      2,579

------------------------

(1) HP's consolidated financial statements and notes for all periods present Agilent Technologies, Inc.'s businesses as a discontinued operation through the spin-off date of June 2, 2000. See further discussion in Notes to the Consolidated Financial Statements in Item 8 below.

(2) Earnings from operations represent earnings before net interest income and other, interest expense, provision for taxes and net earnings from discontinued operations.

(3) All per-share amounts reflect the retroactive effects of all stock splits including the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

(4) Total Assets includes assets from continuing operations and the net assets of discontinued operations through the Agilent Technologies Inc.'s spin-off date of June 2, 2000.

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

    As more fully discussed in Note 3 to the Consolidated Financial Statements in Item 8 below, on March 2, 1999, we announced our intention to launch a new company, subsequently named Agilent Technologies, Inc. ("Agilent Technologies"), through a distribution of Agilent Technologies common stock to our stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of HP's former Measurement Organization, which included the test and measurement, semiconductor products, chemical analysis and healthcare solutions businesses. Effective July 31, 1999, HP's management and Board of Directors completed the plan of disposition for Agilent Technologies. In November 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock. We distributed substantially all of our remaining interest in Agilent Technologies through a stock dividend to our stockholders on June 2, 2000, resulting in the elimination of the net assets of discontinued operations and a $4.2 billion reduction of retained earnings. Our consolidated financial statements for all periods present Agilent Technologies as a discontinued business segment through the spin-off date of June 2, 2000 in accordance with Accounting Principles Board ("APB") Opinion No. 30. Unless otherwise indicated, the following discussion relates to HP's continuing operations.

RESULTS OF OPERATIONS

OVERVIEW

    The following is a summary of operating results at the HP consolidated level. This discussion is followed by a more detailed discussion of operating results by segment.

    HP reported net revenue growth of 15% in 2000, following growth of 7% in 1999. In 2000, we experienced strong market acceptance of our home and notebook PCs, printing supplies, UNIX-Registered Trademark- servers, and imaging devices. This growth was partially offset by the continued transition to a new enterprise storage strategy, softening demand in the business desktop PC and business printer markets, and unfavorable foreign currency effects. Dollar revenue and gross margin growth were also constrained by lower average selling prices and a shift to the low-end in many product categories. However, operating expenses as a percentage of net revenue decreased by 0.6 percentage points in 2000 compared to 1999 due to improved operational efficiencies. Interest income and other, net, increased by 40% primarily as a result of non-operational gains, including gains from divestitures of non-strategic portions of our business. As a result, net earnings from continuing operations as a percentage of net revenue in fiscal 2000 was comparable to fiscal 1999. Net earnings from continuing operations increased 15% in 2000 compared to a 16% increase in 1999.

    Costs, expenses and earnings as a percentage of net revenue were as follows for the years ended October 31:

                                                                    2000          1999          1998
                                                                  --------      --------      --------
Cost of products sold and services..........................        71.5%         70.1%         70.5%
Research and development....................................         5.4%          5.8%          6.0%
Selling, general and administrative.........................        15.1%         15.4%         14.8%
Earnings from operations....................................         8.0%          8.7%          8.6%
Net earnings from continuing operations.....................         7.3%          7.3%          6.8%

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET REVENUE

    Net revenue growth of 15% in fiscal 2000 resulted primarily from strong performance in the Computing Systems and Imaging and Printing Systems segments, while the 7% revenue growth in 1999 was driven by growth in Imaging and Printing Systems. Overall, both product sales and service revenue for the fiscal year increased 15% over 1999. Product sales for fiscal 1999 increased 7% over 1998, while service revenue grew 9% over the same period. U.S. revenue in 2000 increased 14% over 1999 to $21.6 billion. International revenue in 2000 grew 16% overall to $27.2 billion, largely driven by economic improvement in Asia. In 1999, U.S. revenue increased 6% and international revenue increased 9% compared to 1998. Fluctuations in currency rates adversely impacted revenue growth for the company as a whole by approximately 2.0 percentage points in fiscal 2000 due mainly to the weakening of the Euro, while currency fluctuations had a minimal impact on revenue growth in 1999.

COST OF PRODUCTS SOLD AND COST OF SERVICES

    Cost of products sold and services, as a percentage of net revenue was 71.5% in fiscal 2000, compared with 70.1% in 1999 and 70.5% in 1998. The
1.4 percentage point increase in the cost of sales percentage in fiscal 2000 versus 1999 resulted primarily from increases in cost of sales for the Computing Systems segment. The decline in the 1999 cost of sales percentage versus 1998 was attributable to gross margin improvements in Computing Systems, partially offset by an increase in cost of sales in the IT Services segment. We expect cost of products sold and services as a percentage of net revenue to increase in the future due to continued competitive pricing pressures and changes in product mix.

OPERATING EXPENSES

    Total operating expenses, composed of research and development and selling, general and administrative expenses, increased 12% and 9% in 2000 and 1999 when compared to 1999 and 1998, respectively. In fiscal 1999, hiring controls implemented in 1998 and increased use of outsourcing, where appropriate and cost effective, had a favorable impact on operating expense growth.

    Research and development expense grew 8% in fiscal 2000 compared to 1999 and 3% in 1999 when compared to 1998. In both fiscal 2000 and 1999, growth in research and development expense was due primarily to an increase in spending that reflects our continuing investment in the design and development of new technologies in computing systems and imaging and printing systems.

    Selling, general and administrative expenses increased 13% in 2000 compared to 1999 and 11% in 1999 when compared to 1998. The selling, general and administrative expenses growth rate in 1999 was 10%, after adjusting for costs related to the Agilent Technologies spin-off which were included in HP's continuing operations. These costs consisted of spin-off expenses incurred prior to the July 31, 1999 measurement date for discontinued operations accounting and other expenses composed primarily of retention incentives given to continuing HP employees involved in effecting the spin-off. In both 2000 and 1999, the growth was due primarily to increased selling costs to support business growth as well as increased marketing expenses from the continued introduction of new products and to support our e-services strategy. In fiscal 2000, we also incurred additional marketing expenses to support our corporate branding initiative.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST INCOME AND OTHER, NET

    Interest income and other, net, increased $285 million in fiscal 2000 versus 1999, following a $178 million increase in 1999 when compared to 1998. The increase in fiscal 2000 was primarily attributable to gains on divestitures of non-strategic businesses, an increase in interest income due to higher average cash and investment balances, and gains on the sale of equity securities offset by losses on certain investments in emerging market companies. As a result of current market conditions, we may incur additional charges on our investments in emerging market companies in the future. The increase in fiscal 1999 was due mainly to an increase in interest income resulting from higher average cash and investment balances.

TAXES

    HP's tax rate was 23.0% in 2000, 26.0% in 1999 and 27.5% in 1998. The year-to-year decreases were primarily the result of changes in the mix of our pre-tax earnings in various tax jurisdictions throughout the world.

NET EARNINGS FROM CONTINUING OPERATIONS

    As reported, net earnings from continuing operations increased 15% to $3.6 billion in 2000, compared to a 16% increase to $3.1 billion in 1999. As a percentage of net revenue, net earnings from continuing operations were 7.3% in both fiscal 2000 and 1999, and 6.8% in 1998.

NET EARNINGS FROM DISCONTINUED OPERATIONS

    In the second quarter of fiscal 2000, the cumulative net earnings of Agilent Technologies since the July 31, 1999 measurement date began to exceed the total estimated net costs to effect the spin-off. Net earnings from discontinued operations for fiscal 2000 were $136 million. Of this $136 million, net earnings of Agilent Technologies for the period from July 31, 1999 through the June 2, 2000 spin-off date totaled $287 million (net of related tax expense of $174 million), and the net costs to effect the spin-off were $151 million (net of related tax benefit of $23 million). Net earnings from discontinued operations for fiscal years 1999 and 1998 consisted only of the net earnings of Agilent Technologies. See Note 3 to the Consolidated Financial Statements in
Item 8 below for further discussion.

SEGMENT INFORMATION

    The following is a discussion of operating results for each of HP's business segments. A description of products and services as well as financial data for each segment can be found in Note 16 to the Consolidated Financial Statements in
Item 8 below. The financial data for fiscal years 1999 and 1998 have been restated to reflect changes in HP's organizational structure that occurred during fiscal year 2000. These changes are more fully described in Note 16 to the Consolidated Financial Statements in Item 8 below. The reportable segments disclosed in this document are based on our management organizational structure as of October 31, 2000. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMAGING AND PRINTING SYSTEMS

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Net revenue.................................................  $20,476    $18,550    $16,709
Earnings from operations....................................  $ 2,746    $ 2,335    $ 2,043

    Imaging and Printing Systems' net revenue grew 10% in fiscal 2000 from 1999, following an 11% increase in 1999 when compared to 1998. Net revenue growth in both years was driven primarily by strong sales of printer supplies. Fiscal 2000 revenues also benefited from growth in imaging devices, partially offset by a decline in business printer sales. Overall, unfavorable foreign currency effects, particularly in Europe, moderated the segment's revenue growth in fiscal 2000. In addition to strong performance in supplies, the increase in fiscal 1999 revenues was attributable to growth in home printers. Overall, despite strong unit growth across many product categories in both years, dollar growth was constrained by declines in average selling prices and shifts to low-end products.

    Net revenue growth in printer supplies in both years reflected continued expansion in the installed base. The fiscal 2000 revenue growth in imaging devices was fueled by excellent unit growth from newly introduced products within all-in-one products and Photosmart printers and cameras. The increase in imaging revenues was partially offset by planned pricing declines in all-in-one products and a shift to lower-priced scanners. A softening of demand in the business printer market further moderated fiscal 2000 revenues. Within this category, there was strong growth in color laser printers; however, this growth did not fully offset the impact of an expected decline in monochrome laser sales. In addition to strong sales in supplies in fiscal 1999, home printers benefited from positive acceptance of newly introduced low-end desktop printers, while color lasers made solid inroads in the business printer category. Higher unit shipments of new products drove the increase in scanning devices in fiscal 1999, despite a sharp decline in average selling prices.

    Earnings from operations as a percentage of net revenue was 13.4% in 2000, compared to 12.6% in 1999 and 12.2% in 1998. In 1998, Imaging and Printing Systems incurred approximately $120 million of charges primarily for voluntary employee severance programs and fixed asset write-downs related to outsourcing certain production operations. The decision to outsource these operations was made to provide flexibility in manufacturing in the future. Adjusting for these charges, earnings from operations as a percentage of net revenue would have been 12.9% in 1998.

    The earnings from operations ratio improved by 0.8 percentage points in fiscal year 2000 compared to 1999. This improvement reflected strong operating expense management, offset by a slight decline in the overall gross margin. This margin decline was attributable to a shift toward lower-margin home printers and imaging devices, as well as higher component costs related to the strong Japanese yen. However, this negative impact on gross margins was almost fully offset by favorable gross margins in printer supplies due to economies of scale from increased production levels. The adjusted 0.3 percentage point decline in the fiscal year 1999 earnings from operations ratio compared to 1998 resulted primarily from gross margin declines. These margin declines were due to higher component costs attributable to the strengthening Japanese yen and a shift toward lower-margin business printers. This decrease in gross margins was partially offset by strong sales of higher-margin printer supplies. In fiscal 1999, earnings from operations as a percentage of net revenue was impacted favorably by strong operating expense management; however, this positive impact was offset by investments made to develop next generation technologies and additional selling and marketing expenses to promote new imaging and printing products.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMPUTING SYSTEMS

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Net revenue.................................................  $21,095    $17,814    $17,315
Earnings from operations....................................  $   960    $   850    $   480

    Computing Systems' net revenue increased 18% in fiscal 2000, following a 3% increase in 1999 when compared to 1998. Strong performance in home and notebook PCs and solid sales in UNIX-Registered Trademark- server products drove the overall revenue growth in 2000. This revenue growth was moderated in part by the continued transition to a new enterprise storage strategy and declining revenue performance in business desktop PCs. In 1999, strong unit shipments of PC and information storage products fueled revenue growth. Revenue growth in 1999 was partially offset by declines in the average selling prices as a result of actions designed to maintain market share. In addition, UNIX-Registered Trademark- server and enterprise storage revenue in 1999 was impacted unfavorably by the change in high-end storage strategy and certain product transitions.

    In fiscal 2000, Computing Systems' revenue growth reflected very strong unit shipments of home and notebook PCs which was partially offset by lower average selling prices as a result of competitive pressures. Growth in home PCs was driven by favorable acceptance of new products aided by the exit of two major competitors from the retail market. Notebook PCs continued to benefit from strong sales of the base portfolio as well as introduction of the retail notebook line. In addition, excellent performance in both the entry-level and mid-range UNIX-Registered Trademark- servers resulted from increased unit sales and higher average selling prices due to richer product configurations. High-end UNIX-Registered Trademark- servers, however, exhibited some weakness in 2000, attributable primarily to customer anticipation of the new high-end server introduced in the fourth quarter of 2000. Revenue growth in fiscal 2000 was impacted unfavorably by declining revenue performance in business desktop PCs resulting from component shortages and lower average selling prices. Moreover, the continued transition to a new enterprise storage strategy had a negative effect on fiscal 2000, although enterprise storage revenues experienced accelerating growth in the second half of the year. In fiscal 1999, Computing Systems' revenue growth benefited from strong unit shipments of home PCs, information storage products, notebook PCs, and high-end
UNIX-Registered Trademark- servers. However, weakness in the sales of low-end and mid-range UNIX-Registered Trademark- servers due to product transitions, falling average selling prices, and a transition to a new high-end storage strategy had a moderating impact on overall revenue growth in 1999.

    Earnings from operations as a percentage of net revenue was 4.6% in 2000, compared to 4.8% in 1999 and 2.8% in 1998. The slight decrease in the earnings from operations ratio for 2000 is attributable to higher memory costs, as well as a shift to lower-margin products and declining average selling prices, particularly in home and notebook PCs. This margin decline was partially offset by a shift to higher-margin UNIX-Registered Trademark- server and enterprise storage products. In addition, operating expenses as a percentage of net revenue decreased from 1999 due to improved operational efficiencies. The
2.0 percentage point increase in the earnings from operations ratio for 1999 compared to 1998 reflected favorable component prices, improved PC inventory management, and a shift towards higher-margin enterprise storage products. This was moderated in part by declining average selling prices and a shift to low-end PC products. Expense controls implemented during the second half of 1998 and improved operational efficiencies also had a favorable impact on the earnings from operations ratio in 1999.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IT SERVICES

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Net revenue.................................................   $7,129     $6,255     $5,685
Earnings from operations....................................   $  634     $  575     $  748

    IT Services' net revenue increased 14% in fiscal 2000 versus 1999, following a 10% increase in 1999 compared to 1998. The increase in net revenue was driven by continued growth in customer support as well as strong performance in consulting services and HP's financing business. Support revenues continued to benefit from strength in mission critical and networking services, despite competitive pricing pressures. Growth in consulting reflected strong demand for communications solutions, implementation of Enterprise Resource Planning ("ERP") and Customer Relationship Management ("CRM") applications, and new e-services software development. IT Services' overall growth in fiscal 2000 reflected strength in the UNIX-Registered Trademark- business through an increase in support contracts and customer financing arrangements. Overall growth also was impacted favorably by increased revenues from sales of complementary third party products delivered with sales of HP solutions. In fiscal 1999, strong growth in support revenue and outsourcing services was moderated by lower growth rates in consulting and financing. Support revenue reflected the strong performance of mission critical and networking services. The financing business was unfavorably impacted by lower rental starts and a more competitive
UNIX-Registered Trademark- environment.

    Earnings from operations as a percentage of net revenue was 8.9% in 2000, compared to 9.2% in 1999 and 13.2% in 1998. The decline in the earnings from operations ratio in fiscal 2000 was due to increases in operating expenses as a percentage of net revenue partially offset by gross margin improvements. Operating expenses increased due to bad debt write-offs in our financing portfolio and higher marketing expense to support HP's corporate branding initiative. Gross margin improvements were achieved in our services business, resulting primarily from improved engagement cost management and consolidation of data centers in outsourcing. These margin increases were partially offset by lower margins on our complementary products business and an increase in hiring in our support business in anticipation of future growth.

    The decrease in the fiscal 1999 earnings from operations ratio reflected lease portfolio recoverability costs related primarily to the transition to a new high-end enterprise storage strategy. Reduced profitability attributable to slower growth of new services, competitive pricing, and an increase in headcount in our services businesses to support future growth also negatively impacted earnings from operations as a percentage of net revenue. In addition, operating expenses increased in 1999 versus 1998 as a result of investment in service and support technologies and marketing expenses related to HP's e-services initiatives.

LIQUIDITY AND CAPITAL RESOURCES

    Our financial position remained strong throughout 2000, as cash and cash equivalents and short-term investments were $4.0 billion at October 31, 2000 compared to $5.6 billion at October 31, 1999. During fiscal 2000, cash flows from operating activities and net proceeds from divestitures of non-strategic portions of our business were used to fund repurchases of HP's common stock and purchases of property, plant and equipment.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Operating activities generated $3.5 billion of cash in 2000, compared to $3.1 billion in 1999 and $4.8 billion in 1998. The increase in cash generated from operations in 2000 was due mainly to timing of tax payments and accounts payable offset by increases in inventory and other assets. The decrease in cash generated from operations in 1999 compared to 1998 resulted primarily from timing of tax payments and higher investments in receivables and inventories due to growth.

    Inventory as a percentage of net revenue was 11.7% in 2000, comparable to 11.5% in 1999. The inventory ratio was very stable in both years, reflecting solid supply chain management. Accounts and financing receivables as a percentage of net revenue were 17.6% in 2000 and 18.5% in 1999.

    Capital expenditures were $1.7 billion in 2000, compared to $1.1 billion in 1999 and $1.6 billion in 1998. Net property, plant and equipment as a percentage of net revenue was 9.2% in 2000 compared to 10.2% in 1999. This decline reflects our continuing effort to streamline operations through outsourcing and consolidating activities, improving space utilization and reducing asset intensity to build flexibility into our balance sheet.

    We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. The increase in long-term borrowings in 2000 is due primarily to the issuance of $1.5 billion of Global Notes described below. Maturities of long-term debt totaling $0.5 billion were repaid as scheduled in 2000. Short-term borrowings increased in 1999 due to the use of short-term debt to meet short-term working capital requirements. Maturities of long-term debt of $1.0 billion were repaid as scheduled in 1999. At October 31, 2000, we had an unused committed borrowing facility in place totaling $1.0 billion.

    In February 2000, we filed a shelf registration statement with the Securities and Exchange Commission ("SEC") to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. This registration statement was declared effective on March 17, 2000. On June 6, 2000, we offered under the registration statement $1.5 billion of unsecured 7.15% Global Notes which mature June 15, 2005, unless previously redeemed. This offering closed on June 9, 2000. The net proceeds from the sale of the notes were used for general corporate purposes, which included repayment of existing indebtedness, capital expenditures and working capital needs. We have the capacity to issue an additional $1.5 billion of securities under the shelf registration statement.

    We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and under a separate incremental plan authorizing purchases in the open market or in private transactions. In fiscal 2000, we repurchased 96,978,000 shares under these plans for an aggregate price of $5.6 billion. In 1999, we repurchased 62,084,000 shares under these plans for $2.6 billion. The share repurchase amounts for fiscal 2000 and 1999 have been adjusted to reflect the two-for-one stock split in the form of a stock dividend, effective October 27, 2000, discussed in Note 12 to the Consolidated Financial Statements in Item 8 below. During 2000, HP's Board of Directors authorized an additional $5.0 billion of future repurchases under these two programs in the aggregate. As of October 31, 2000, we had authorization for remaining future repurchases under the two programs of approximately $0.9 billion. In November 2000, the Board of Directors authorized an additional $2.0 billion in future repurchases under the plans, resulting in remaining authorized repurchases totaling $2.9 billion.

    In December 2000, the Board of Directors authorized a repurchase program for our zero-coupon subordinated convertible notes. Under the repurchase program, we may repurchase the notes from time to time at varying prices. As of January 19, 2001, we had repurchased approximately $600 million in face

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

value of the notes, resulting in a gain on the early extinguishment of debt of approximately $36 million before taxes.

    In November 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to HP. We provided initial funding in November 1999 to Agilent Technologies and retained certain assets and liabilities of Agilent Technologies as of November 1, 1999, which were subsequently liquidated. The aggregate impact of these transactions resulted in cash flows from discontinued operations of approximately $1.0 billion and an increase in additional paid-in-capital of approximately $1.3 billion. We distributed substantially all of our remaining interest in Agilent Technologies through a stock dividend to HP stockholders on June 2, 2000, resulting in the elimination of the net assets of discontinued operations and a $4.2 billion reduction of retained earnings.

FACTORS THAT COULD AFFECT FUTURE RESULTS

COMPETITION

    We encounter aggressive competition in all areas of our business. We have numerous competitors, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service and support. Product life cycles are short. To remain competitive, we must be able to develop new products, services and support, as well as periodically enhance our existing products, services and support. In particular, we anticipate that we will have to continue to lower the prices of many of our products, services and support to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of our markets, we may not be able to compete successfully against current and future competitors, and the competitive pressures we face could harm our business and prospects.

NEW PRODUCT AND SERVICE INTRODUCTIONS

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

SHORT PRODUCT LIFE CYCLES

    The short life cycles of many of our products pose a challenge for us to manage effectively the transition from existing products to new products. If we do not manage the transition effectively, our revenue and earnings could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in product development or manufacturing, variations in product costs and delays in customer purchases of existing products in anticipation of new product introductions. Our revenue and earnings could also suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially true when a competitor introduces a new product just before our own product introduction. Furthermore, our new products may replace or compete with a certain number of our own current products.

INTELLECTUAL PROPERTY

    We generally rely upon patent, copyright, trademark and trade secret laws in the U.S. and in certain other countries, and agreements with our employees, customers and partners, to establish and maintain our proprietary rights in our technology and products. However, any of our intellectual proprietary rights could be challenged, invalidated or circumvented. Our intellectual property may not necessarily provide significant competitive advantages. Also, because of the rapid pace of technological change in the information technology industry, many of our products rely on key technologies developed by third parties, and we may not be able to continue to obtain licenses from these third parties. Third parties may claim that we are infringing their intellectual property. Even if we do not believe that our products are infringing third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. If we cannot or do not license the infringed technology or substitute similar technology from another source, our business could suffer.

RELIANCE ON SUPPLIERS

    Our manufacturing operations depend on our suppliers' ability to deliver quality components and products in time for us to meet critical manufacturing and distribution schedules. We sometimes experience a short supply of certain component parts as a result of strong demand in the industry for those parts. If shortages or delays persist, our operating results could suffer until other sources can be developed. In order to secure components for the production of new products, at times we make advance payments to suppliers, or we may enter into non-cancelable purchase commitments with vendors. If the prices of these component parts then decrease after we have entered into binding price agreements, our earnings could suffer. Furthermore, we may not be able to secure enough components at reasonable prices to build new

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

products in a timely manner in the quantities and configurations needed. Conversely, a temporary oversupply of these parts also could adversely affect our operating results.

INTERNATIONAL

    Sales outside the U.S. make up more than half of our revenues. A portion of our product and component manufacturing, along with key suppliers, are also located outside of the U.S. Our future earnings or financial position could be adversely affected by a variety of international factors, including:

    - Changes in a country's or region's political or economic conditions,

    - Trade protection measures,

    - Import or export licensing requirements,

    - The overlap of different tax structures,

    - Unexpected changes in regulatory requirements,

    - Differing technology standards,

    - Problems caused by the conversion of various European currencies to the Euro (see "Adoption of the Euro" section below), and

    - Natural disasters.

MARKET RISK

    We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. We are also exposed to interest rate risk inherent in our debt and investment portfolios. Our risk management strategy uses derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into derivatives for trading purposes. We are also exposed to equity securities price risk on our portfolio of marketable equity securities. We typically do not attempt to reduce or eliminate our market exposure on these securities. See also Notes 4 and 11 to the Consolidated Financial Statements in
Item 8 below for more detailed information.

    We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures described above, and a hypothetical 10% adverse movement in interest rates applied to our debt and investment portfolios. As of October 31, 2000 and 1999, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis; however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges.

IMPAIRMENT OF INVESTMENT AND FINANCING PORTFOLIOS

    We have an investment portfolio which includes minority equity and debt investments in numerous technology companies. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Furthermore, the values of our investments in publicly-traded companies are subject to

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

significant market price volatility. We may incur losses related to our investments in these companies. Our investments in technology companies are often coupled with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products or technology into our technology or product lines, and these companies may be subsequently acquired by third parties, including competitors of ours.

    Moreover, we often provide financing for the purchase of our products and services to technology companies. Due to the recent economic downturn, particularly in the U.S., and difficulties that may be faced by some of these companies, our financing portfolio could be further impaired.

ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES

    In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Although completion of any one transaction may not have a material effect on our financial position, results of operations or cash flows taken as a whole, it may contribute to our financial results differing from the investment community's expectations in a given quarter. Divestiture of a part of our business may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require us to integrate with a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market products with our products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of the entity into HP depends on a variety of factors, including:

    - The hiring and retention of key employees,

    - Management of facilities and employees in separate geographic areas, and

    - The integration or coordination of different research and development and product manufacturing facilities.

    All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

EARTHQUAKES AND POWER OUTAGES

    Our corporate headquarters, a portion of our research and development activities, other critical business operations and a certain number of our suppliers are located in California. The ultimate impact on HP, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but operating results could be materially adversely affected in the event of a major earthquake. In addition, California has recently experienced ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations and the operations of our suppliers, distributors and resellers, and customers. We are predominantly uninsured for losses and interruptions caused by earthquakes and power outages.

ENVIRONMENTAL

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

    General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

ECONOMIC UNCERTAINTY

    The revenue growth and profitability of our business depends significantly on the overall demand for computing and imaging products and services, particularly in the product and service segments in which we compete. Softening demand for these products and services caused by worsening economic conditions may result in decreased revenues or earnings levels or growth rates. Recently, the U.S. economy has weakened. This has resulted in individuals and companies delaying or reducing expenditures, such as for information technology.

    HP has reported that, based on worsening economic conditions and a decrease in corporate and consumer information technology spending, primarily in the U.S., HP expects to achieve slower revenue growth rates for the first half of fiscal year 2001 and earnings per share below previous estimates for the first quarter of fiscal year 2001. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and consequently on our business, operating results, financial condition, prospects and stock price.

EARNINGS FLUCTUATIONS

    Although we believe that we have the products and resources needed for continuing success, we cannot reliably predict future revenue and margin trends. Actual trends may cause us to adjust our operations, which could cause period-to-period fluctuations in our earnings.

SPIN-OFF OF AGILENT TECHNOLOGIES

    On June 2, 2000, we distributed to our stockholders of record as of the close of business on May 2, 2000, substantially all of the common stock of Agilent Technologies owned by HP. We may not obtain the benefits we expect as a result of this distribution, such as greater strategic focus on our core computing and imaging and printing businesses.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    In conjunction with the spin-off of Agilent Technologies, we entered into transitional service agreements with Agilent Technologies to support ongoing operations of Agilent Technologies relating to certain administrative processes. These transitional service agreements generally have terms of two years or less following the spin-off. As each of these service agreements expires, the fees and cost reimbursements currently being paid to us by Agilent Technologies for the associated services will also cease.

ADOPTION OF THE EURO

    We had established a dedicated task force to address the issues raised by the introduction of a European single currency, the Euro. The Euro's initial implementation was effective as of January 1, 1999, and the transition period will continue through January 1, 2002. On January 1, 1999, we began converting our product prices from local currencies to Euros as required. We implemented system changes to give multi-currency capability to internal applications and to ensure that external partners' systems processing Euro conversions are compliant with the European Council regulations. In addition, we have implemented design changes to support display and printing of the Euro character by impacted HP products.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. HP adopted the standard on November 1, 2000, and the adoption did not materially impact our consolidated financial statements.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. Based on the SEC's latest timeline for implementing SAB 101, HP would be required to comply with the guidelines in the fourth quarter of fiscal year 2001. Accordingly, we are continuing to evaluate the potential impact that adoption will have on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    For quantitative and qualitative disclosures about market risk affecting HP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Affect Future Results--Market Risk" in Item 7 above, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               TABLE OF CONTENTS

Report of Independent Auditors..............................     27

Report of Independent Accountants...........................     28

Consolidated Statement of Earnings..........................     29

Consolidated Balance Sheet..................................     30

Consolidated Statement of Cash Flows........................     31

Consolidated Statement of Stockholders' Equity..............     32

Notes to Consolidated Financial Statements..................     33

Quarterly Summary...........................................     60

                         REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
  HEWLETT-PACKARD COMPANY

    We have audited the accompanying consolidated balance sheet of Hewlett-Packard Company and subsidiaries as of October 31, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2) for the year ended October 31, 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

San Jose, California
November 15, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
  HEWLETT-PACKARD COMPANY

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 64 present fairly, in all material respects, the financial position of Hewlett-Packard Company and its subsidiaries at October 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 64 presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended October 31, 1999, when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements and financial statement schedule of Hewlett-Packard Company for any period subsequent to October 31, 1999.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 23, 1999, except for the stock split disclosed in Note 12 of the consolidated financial statements, as to which the date is October 27, 2000.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS

FOR THE YEARS ENDED OCTOBER 31
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           2000       1999       1998
-------------------------------------                         --------   --------   --------
Net revenue:
  Products..................................................  $41,446    $36,015    $33,585
  Services..................................................    7,336      6,355      5,834
                                                              -------    -------    -------
    Total net revenue.......................................   48,782     42,370     39,419
                                                              -------    -------    -------
Costs and expenses:
  Cost of products sold.....................................   29,727     25,305     24,044
  Cost of services..........................................    5,137      4,415      3,746
  Research and development..................................    2,646      2,440      2,380
  Selling, general and administrative.......................    7,383      6,522      5,850
                                                              -------    -------    -------
    Total costs and expenses................................   44,893     38,682     36,020
                                                              -------    -------    -------
Earnings from operations....................................    3,889      3,688      3,399
Interest income and other, net..............................      993        708        530
Interest expense............................................      257        202        235
                                                              -------    -------    -------
Earnings from continuing operations before taxes............    4,625      4,194      3,694
Provision for taxes.........................................    1,064      1,090      1,016
                                                              -------    -------    -------
Net earnings from continuing operations.....................    3,561      3,104      2,678

Net earnings from discontinued operations...................      136        387        267
                                                              -------    -------    -------
Net earnings................................................  $ 3,697    $ 3,491    $ 2,945
                                                              =======    =======    =======

Net earnings per share--Continuing operations:
  Basic.....................................................  $  1.80    $  1.54    $  1.29
  Diluted...................................................  $  1.73    $  1.49    $  1.26

Net earnings per share--Discontinued operations:
  Basic.....................................................  $  0.07    $  0.19    $  0.13
  Diluted...................................................  $  0.07    $  0.18    $  0.13

Net earnings per share--Total:
  Basic.....................................................  $  1.87    $  1.73    $  1.42
  Diluted...................................................  $  1.80    $  1.67    $  1.39

Average number of shares and share equivalents:
  Basic.....................................................    1,979      2,018      2,068
  Diluted...................................................    2,077      2,105      2,144

------------------------

All share and per-share amounts reflect the retroactive effects of all stock splits including the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

   The accompanying notes are an integral part of these financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

OCTOBER 31
IN MILLIONS, EXCEPT PAR VALUE AND NUMBER OF SHARES              2000       1999
--------------------------------------------------            --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 3,415    $ 5,411
  Short-term investments....................................      592        179
  Accounts receivable, net..................................    6,394      5,958
  Financing receivables, net................................    2,174      1,889
  Inventory.................................................    5,699      4,863
  Other current assets......................................    4,970      3,342
                                                              -------    -------
    Total current assets....................................   23,244     21,642
                                                              -------    -------
Property, plant and equipment, net..........................    4,500      4,333
Long-term investments and other assets......................    6,265      5,789

Net assets of discontinued operations.......................       --      3,533
                                                              -------    -------
Total assets................................................  $34,009    $35,297
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and short-term borrowings...................  $ 1,555    $ 3,105
  Accounts payable..........................................    5,049      3,517
  Employee compensation and benefits........................    1,584      1,287
  Taxes on earnings.........................................    2,046      2,152
  Deferred revenues.........................................    1,759      1,437
  Other accrued liabilities.................................    3,204      2,823
                                                              -------    -------
    Total current liabilities...............................   15,197     14,321
                                                              -------    -------
Long-term debt..............................................    3,402      1,764
Other liabilities...........................................    1,201        917

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value (300,000,000 shares
    authorized; none issued)................................       --         --
  Common stock, $0.01 par value (4,800,000,000 shares
    authorized; 1,947,312,000 shares issued and outstanding
    at October 31, 2000, and 2,009,138,000 shares issued and
    outstanding at October 31, 1999)........................       19         20
  Additional paid-in capital................................       --         --
  Retained earnings.........................................   14,097     18,275
  Accumulated other comprehensive income....................       93         --
                                                              -------    -------
    Total stockholders' equity..............................   14,209     18,295
                                                              -------    -------
Total liabilities and stockholders' equity..................  $34,009    $35,297
                                                              =======    =======

------------------------

All share and per-share amounts reflect the retroactive effects of all stock splits including the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

   The accompanying notes are an integral part of these financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31
IN MILLIONS                                                     2000       1999       1998
------------------------------                                --------   --------   --------
Cash flows from operating activities:
  Net earnings from continuing operations...................  $ 3,561    $ 3,104    $ 2,678
  Adjustments to reconcile net earnings from continuing
    operations to net cash provided by operating activities:
      Depreciation and amortization.........................    1,368      1,316      1,377
      Gains from divestitures...............................     (212)        --        (27)
      Deferred taxes on earnings............................     (689)      (171)    (1,101)
      Tax benefit on employee stock options.................      495        289        157
      Changes in assets and liabilities:
        Accounts and financing receivables..................   (1,312)    (1,637)    (1,100)
        Inventory...........................................     (845)      (171)       630
        Accounts payable....................................    1,544        751         61
        Taxes on earnings...................................      175       (639)     1,200
        Other current assets and liabilities................     (282)       330        731
        Other, net..........................................     (343)       (76)       154
                                                              -------    -------    -------
        Net cash provided by operating activities...........    3,460      3,096      4,760
                                                              -------    -------    -------
Cash flows from investing activities:
  Investment in property, plant and equipment...............   (1,737)    (1,134)    (1,584)
  Disposition of property, plant and equipment..............      420        542        260
  Purchases of investments..................................   (1,131)    (1,015)    (4,059)
  Maturities and sales of investments.......................    1,004      1,063      4,834
  Net proceeds from divestitures............................      448         35         89
  Other, net................................................     (130)      (119)      (148)
                                                              -------    -------    -------
        Net cash used in investing activities...............   (1,126)      (628)      (608)
                                                              -------    -------    -------
Cash flows from financing activities:
  (Decrease) increase in notes payable and short-term
    borrowings..............................................   (1,297)     2,399       (734)
  Issuance of long-term debt................................    1,936        240        223
  Payment of long-term debt.................................     (474)    (1,047)      (573)
  Issuance of common stock under employee stock plans.......      748        660        467
  Repurchase of common stock................................   (5,570)    (2,643)    (2,424)
  Dividends.................................................     (638)      (650)      (625)
                                                              -------    -------    -------
        Net cash used in financing activities...............   (5,295)    (1,041)    (3,666)
                                                              -------    -------    -------
Net cash provided by (used in) discontinued operations......      965        (62)       488
                                                              -------    -------    -------
(Decrease) increase in cash and cash equivalents............   (1,996)     1,365        974

Cash and cash equivalents at beginning of period............    5,411      4,046      3,072
                                                              -------    -------    -------
Cash and cash equivalents at end of period..................  $ 3,415    $ 5,411    $ 4,046
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK                                 ACCUMULATED
                                      ---------------------   ADDITIONAL                  OTHER
IN MILLIONS EXCEPT NUMBER OF          NUMBER OF                PAID-IN     RETAINED   COMPREHENSIVE
SHARES IN THOUSANDS                    SHARES     PAR VALUE    CAPITAL     EARNINGS      INCOME        TOTAL
----------------------------          ---------   ---------   ----------   --------   -------------   --------
Balance October 31, 1997............  2,082,084    $ 2,082      $    --    $14,073       $    --      $16,155
  Net earnings......................         --         --           --      2,945            --        2,945
  Reincorporation...................         --     (2,064)       2,064         --            --           --
  Issuance of common stock..........     34,768         26          685         --            --          711
  Repurchase of common stock........    (86,046)       (24)      (2,400)                      --       (2,424)
  Tax benefit on employee stock
    options.........................         --         --          157         --            --          157
  Dividends.........................         --         --           --       (625)           --         (625)
                                      ---------    -------      -------    -------       -------      -------
Balance October 31, 1998............  2,030,806         20          506     16,393            --       16,919
  Net earnings......................         --         --           --      3,491            --        3,491
  Issuance of common stock..........     40,416         --          889         --            --          889
  Repurchase of common stock........    (62,084)        --       (1,684)      (959)           --       (2,643)
  Tax benefit on employee stock
    options.........................         --         --          289         --            --          289
  Dividends.........................         --         --           --       (650)           --         (650)
                                      ---------    -------      -------    -------       -------      -------
Balance October 31, 1999............  2,009,138         20           --     18,275            --       18,295
  Net earnings......................         --         --           --      3,697            --        3,697
  Net unrealized gain on
    available-for-sale securities...         --         --           --         --            93           93
                                                                                                      -------
  Comprehensive income..............                                                                    3,790
                                                                                                      -------
  Issuance of common stock..........     35,152         --          741         --            --          741
  Repurchase of common stock........    (96,978)        (1)      (2,571)    (2,998)           --       (5,570)
  Tax benefit on employee stock
    options.........................         --         --          495         --            --          495
  Initial public offering and
    spin-off of Agilent
    Technologies....................         --         --        1,335     (4,239)           --       (2,904)
  Dividends.........................         --         --           --       (638)           --         (638)
                                      ---------    -------      -------    -------       -------      -------
Balance October 31, 2000............  1,947,312    $    19      $    --    $14,097       $    93      $14,209
                                      =========    =======      =======    =======       =======      =======

All share and dollar amounts reflect the retroactive effects of all stock splits including the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

   The accompanying notes are an integral part of these financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of HP and its wholly-owned and controlled majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES

    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in HP's financial statements and accompanying notes. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    Revenue from product sales is generally recognized at the time the product is shipped, with provisions established for price protection programs and for estimated product returns. Upon shipment, HP also provides for the estimated cost that may be incurred for product warranties and post-sales support. Coupons, rebates and other cash sales incentives offered by HP to its customers are recorded as a reduction of revenue at the time of sale. Service revenue is recognized over the contractual period or as services are rendered and accepted by the customer.

    FINANCING TRANSACTIONS

    Revenues from the sale of equipment under sales-type leases and direct-financing leases are recognized at the inception of the lease. Associated finance income is earned on an accrual basis under an effective annual yield method. Leases not qualifying as sales-type or direct-financing are accounted for as operating leases and related revenues are recognized over the lease term. The underlying equipment is depreciated on a straight-line basis over the initial term of the operating lease to its estimated residual value.

    ADVERTISING

    Advertising costs are expensed as incurred and amounted to $1.1 billion in 2000, $1.3 billion in 1999 and $1.2 billion in 1998.

    TAXES ON EARNINGS

    Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized principally for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

    NET EARNINGS PER SHARE

    HP's basic earnings per share ("EPS") is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt. All share and per-share amounts reflect the retroactive effects of all stock splits including the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    HP classifies investments as cash equivalents if the original maturity of an investment is three months or less from the purchase date. Short-term investments principally consist of time deposits and money-market instruments. Cash equivalents and short-term investments are stated at cost, which approximates market value.

    INVENTORY

    Inventory is valued at standard cost which approximates actual cost computed on a first-in, first-out basis, not in excess of market value.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using accelerated methods, principally over 15 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Depreciation of leasehold improvements is provided using the straight-line method over the life of the lease or the asset, whichever is shorter.

    CAPITALIZED SOFTWARE

    In fiscal 2000, HP adopted Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal use software costs are not material. With the adoption of SOP 98-1, HP began capitalizing certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, installation and testing of the software. Capitalized costs are amortized over three years.

    LONG-TERM INVESTMENTS

    HP's long-term investments, which are included in long-term investments and other assets in the accompanying Consolidated Balance Sheet, consist of U.S. government, corporate and other debt securities as well as public and nonpublic corporate equity securities. HP's equity securities totaled $1.9 billion at October 31, 2000 and $1.4 billion at October 31, 1999. Investments in equity securities are classified as available-for-sale and are carried at estimated fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders' equity. Minority equity investments in nonpublic companies are generally carried at cost. Investments accounted for using the equity method are not material. HP monitors these investments for impairment and records appropriate reductions in carrying values when necessary. Investments in debt securities are classified as held-to-maturity and carried at amortized cost.

    FOREIGN CURRENCY TRANSLATION

    HP uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for inventory, property, plant and equipment, other assets and deferred revenues, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) those expenses related to balance sheet amounts which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings.

    COMPREHENSIVE INCOME

    Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of unrealized gains and losses on available-for-sale securities. Total comprehensive income and the components of accumulated other comprehensive income are presented in the accompanying Consolidated Statement of Stockholders' Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheet.

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

    RECENT PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. HP adopted the standard on November 1, 2000, and the adoption did not materially impact its consolidated financial statements.

    In December 1999, the SEC issued SAB No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. Based on the SEC's latest timeline for implementing SAB 101, HP would be required to comply with the guidelines in the fourth quarter of fiscal year 2001. Accordingly, HP is continuing to evaluate the potential impact that adoption will have on its consolidated financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 2: NET EARNINGS PER SHARE

    The following table includes a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. All share and per-share amounts reflect the retroactive effects of all stock splits including the two-for-one stock split in the form of a stock dividend effective October 27, 2000. See further discussion on the stock split in Note 12 to the Consolidated Financial Statements.

FOR THE YEARS ENDED OCTOBER 31,
IN MILLIONS, EXCEPT PER SHARE DATA                              2000       1999       1998
----------------------------------                            --------   --------   --------
Numerator:
  Net earnings from continuing operations...................   $3,561     $3,104     $2,678
  Adjustment for interest expense, net of income tax
    effect..................................................       31         22         26
                                                               ------     ------     ------
  Net earnings from continuing operations, adjusted.........    3,592      3,126      2,704
  Net earnings from discontinued operations.................      136        387        267
                                                               ------     ------     ------
  Net earnings, adjusted....................................   $3,728     $3,513     $2,971
                                                               ======     ======     ======
Denominator:
  Weighted-average shares outstanding.......................    1,979      2,018      2,068
  Effect of dilutive securities:
    Dilutive options and other stock-based awards...........       72         65         56
    Zero-coupon subordinated convertible notes due 2017.....       26         22         20
                                                               ------     ------     ------
  Dilutive potential common shares..........................       98         87         76
                                                               ------     ------     ------
  Weighted-average shares and dilutive potential common
    shares..................................................    2,077      2,105      2,144
                                                               ======     ======     ======
Net earnings per share--Continuing operations:
  Basic.....................................................   $ 1.80     $ 1.54     $ 1.29
  Diluted...................................................   $ 1.73     $ 1.49     $ 1.26

Net earnings per share--Discontinued operations:
  Basic.....................................................   $ 0.07     $ 0.19     $ 0.13
  Diluted...................................................   $ 0.07     $ 0.18     $ 0.13

Net earnings per share--Total:
  Basic.....................................................   $ 1.87     $ 1.73     $ 1.42
  Diluted...................................................   $ 1.80     $ 1.67     $ 1.39

Average number of shares and share equivalents:
  Basic.....................................................    1,979      2,018      2,068
  Diluted...................................................    2,077      2,105      2,144

    The shares issuable upon exercise of certain of HP's stock options were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares, and therefore the effect would have been antidilutive. The shares issuable upon exercise of such options which were excluded were 37,666,000 in 2000, 1,817,000 in 1999 and 799,000 in 1998.

NOTE 3: DISCONTINUED OPERATIONS

    On March 2, 1999, HP announced its intention to launch a new company, subsequently named Agilent Technologies, through a distribution of Agilent Technologies common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies is composed of HP's former Measurement Organization, which included the test-and-measurement, semiconductor products, chemical analysis and healthcare solutions businesses. Effective July 31, 1999, HP's management and Board of Directors completed the plan

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 3: DISCONTINUED OPERATIONS (CONTINUED) of disposition for Agilent Technologies. HP's consolidated financial statements for all periods present Agilent Technologies as a discontinued business segment through the spin-off date of June 2, 2000 in accordance with APB Opinion
No. 30.

    In November 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to HP. HP provided initial funding in November 1999 to Agilent Technologies and retained certain assets and liabilities of Agilent Technologies as of November 1, 1999, which were subsequently liquidated. The aggregate impact of these transactions resulted in cash flows from discontinued operations of approximately $1.0 billion and an increase in additional paid-in-capital of approximately $1.3 billion.

    HP distributed substantially all of its remaining interest in Agilent Technologies through a stock dividend to HP stockholders on June 2, 2000, resulting in the elimination of the net assets of discontinued operations and a $4.2 billion reduction of retained earnings. The decrease in the intrinsic value of HP's employee stock plans attributable to the distribution of Agilent Technologies was restored in accordance with the methodology set forth in the FASB Emerging Issues Task Force ("EITF") Issue 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring."

    In the second quarter of fiscal 2000, the cumulative net earnings of Agilent Technologies since the July 31, 1999 measurement date began to exceed the total estimated net costs to effect the spin-off. Net earnings from discontinued operations for fiscal 2000 were $136 million. Of this $136 million, net earnings of Agilent Technologies for the period from July 31, 1999 through the June 2, 2000 spin-off date totaled $287 million (net of related tax expense of $174 million), and the net costs to effect the spin-off were $151 million (net of related tax benefit of $23 million). Net earnings from discontinued operations for fiscal years 1999 and 1998 consisted only of the net earnings of Agilent Technologies.

NOTE 4: FINANCIAL INSTRUMENTS

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    For a certain number of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Long-term floating rate notes are also carried at amounts that approximate fair value. The estimated fair value of fixed rate long-term debt is primarily based on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities. This fair value, when adjusted for unrealized gains and losses on related interest rate swap agreements, approximates the carrying amount of long-term debt, with the exception of HP's zero-coupon convertible notes. Due to the conversion feature, these notes had a fair value in excess of book value by approximately
$216 million at October 31, 2000.

    HP's investments in marketable equity securities are considered available-for-sale and investments in debt securities are considered held-to-maturity. Investments classified as available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, included in accumulated other comprehensive income as a separate component of stockholders' equity. Investments classified as held-to-maturity securities are carried at amortized cost.

    HP's available-for-sale securities consist of long-term corporate equity securities which are classified as long-term investments and other assets in the accompanying Consolidated Balance Sheet. As of

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 4: FINANCIAL INSTRUMENTS (CONTINUED)
October 31, 2000, these securities were recorded at an estimated fair value of $328 million, with a cost basis of $176 million. As of October 31, 2000, gross unrealized gains were $216 million and gross unrealized losses were $64 million. At October 31, 1999, the estimated fair value of investments in available-for-sale securities approximated their cost basis.

    Proceeds from sales of available-for-sale securities were $100 million in 2000, $31 million in 1999 and $25 million in 1998. The gross realized gains totaled $94 million in 2000, $31 million in 1999 and $15 million in 1998. The specific identification method is used to account for gains and losses on marketable equity securities.

    Investments in debt securities held-to-maturity are included in short-term investments and long-term investments and other assets on the accompanying Consolidated Balance Sheet. These debt securities were as follows at October 31:

                                                 2000                                              1999
                            -----------------------------------------------   -----------------------------------------------
                                          GROSS        GROSS      ESTIMATED                 GROSS        GROSS      ESTIMATED
                            AMORTIZED   UNREALIZED   UNREALIZED     FAIR      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                              COST        GAINS        LOSSES       VALUE       COST        GAINS        LOSSES       VALUE
                            ---------   ----------   ----------   ---------   ---------   ----------   ----------   ---------
                                                                      (IN MILLIONS)
Held-to-Maturity
  Securities:
  (carried at amortized
  cost)
Municipal securities......   $  167        $--          $ (6)      $  161      $  166        $--          $(1)       $  165
U.S. government and agency
  securities..............       12         --            --           12          52          1           --            53
Repurchase agreements.....      260         --            (2)         258         260          1           (3)          258
Corporate debt
  securities..............       33         --            --           33          64         --           --            64
Time deposits.............      352         --            --          352         354          2           --           356
Other debt securities.....      282          1            (2)         281         296          1           --           297
                             ------        ---          ----       ------      ------        ---          ---        ------
                             $1,106        $ 1          $(10)      $1,097      $1,192        $ 5          $(4)       $1,193
                             ======        ===          ====       ======      ======        ===          ===        ======

    The amortized cost and estimated fair value of investments in debt securities at October 31, 2000, by contractual maturity, were as follows:

                                                              AMORTIZED   ESTIMATED
                                                                COST      FAIR VALUE
                                                              ---------   ----------
                                                                  (IN MILLIONS)
Due in less than one year...................................   $  592       $  592
Due in 1 - 5 years..........................................      484          478
Due in 5 - 10 years.........................................       27           24
Due after 10 years..........................................        3            3
                                                               ------       ------
                                                               $1,106       $1,097
                                                               ======       ======

    The estimated fair value of foreign exchange contracts is based primarily on quoted market prices for the same or similar instruments, adjusted where necessary for maturity differences. The estimated fair value of foreign exchange contracts amounted to $402 million at October 31, 2000 and less than $1 million at October 31, 1999.

    The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 4: FINANCIAL INSTRUMENTS (CONTINUED)

    OFF-BALANCE-SHEET FOREIGN EXCHANGE RISK

    HP enters into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include sales by subsidiaries, and assets and liabilities that are denominated in currencies other than the U.S. dollar. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established company risk management policies. Hedging contracts generally mature within six months.

    When hedging sales-related exposure, foreign exchange contract expirations are set so as to occur in the same month the hedged shipments occur, allowing realized gains and losses on the contracts to be recognized in net revenue in the same periods in which the related revenues are recognized. When hedging balance sheet exposure, realized gains and losses on foreign exchange contracts are recognized in other income and expense in the same period as the realized gains and losses on remeasurement of the foreign currency denominated assets and liabilities occur. All gains and losses related to foreign exchange contracts are included in cash flows from operating activities in the accompanying Consolidated Statement of Cash Flows.

    The notional amount of foreign exchange contracts outstanding was $17.1 billion at October 31, 2000 and $13.7 billion at October 31, 1999. The contracts related to exposures in approximately 30 foreign currencies. The notional amount represents the future cash flows under contracts to both purchase and sell foreign currencies. Unrealized gains on hedging contracts deferred under HP's hedge accounting policies amounted to $201 million at October 31, 2000, and unrealized losses totaled $40 million. At October 31, 1999, unrealized gains were $113 million and unrealized losses were $113 million. Unamortized premiums and realized gains deferred under currency options were not material at October 31, 2000 and at October 31, 1999.

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

    HP sells a significant portion of its products through third-party resellers and, as a result, maintains individually significant receivable balances with major distributors. If the financial condition or operations of these distributors deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor receivable balances collectively represented 31% of total accounts receivable at October 31, 2000 and 27% at October 31, 1999. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of its third-party resellers' and other customers' financial condition and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 5: FINANCING RECEIVABLES AND INVESTMENT IN OPERATING LEASES

    Financing receivables represent sales-type and direct-financing leases and installment sales resulting from the marketing of HP's, and complementary third-party, products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. The components of net financing receivables, which are included in financing receivables and long-term investments and other assets, were as follows at October 31:

                                                              2000       1999
                                                            --------   --------
                                                               (IN MILLIONS)
Financing receivables.....................................  $ 5,162    $ 4,336
Unearned income...........................................     (573)      (489)
                                                            -------    -------
Financing receivables, net................................    4,589      3,847
Less current portion......................................   (2,174)    (1,889)
                                                            -------    -------
Amounts due after one year, net...........................  $ 2,415    $ 1,958
                                                            =======    =======

    Contractual maturities of HP's financing receivables at October 31, 2000 were $2,174 million in 2001, $1,792 million in 2002, $863 million in 2003, $197 million in 2004, $87 million in 2005 and $49 million thereafter. Actual cash collections may differ primarily due to customer early buy-outs and refinancings.

    HP also leases its products to customers under operating leases. Equipment on operating leases was $1,477 million at October 31, 2000 and $1,282 million at October 31, 1999 and is included in machinery and equipment. Accumulated depreciation on equipment on operating leases was $687 million at October 31, 2000 and $607 million at October 31, 1999. Minimum future rentals on non-cancelable operating leases with original terms of one year or longer are $585 million in 2001, $313 million in 2002, $91 million in 2003, $13 million in 2004, $3 million in 2005 and $1 million thereafter.

NOTE 6: INVENTORY

                                                                  OCTOBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Finished goods..............................................   $4,251     $3,581
Purchased parts and fabricated assemblies...................    1,448      1,282
                                                               ------     ------
                                                               $5,699     $4,863
                                                               ======     ======

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 7: PROPERTY, PLANT AND EQUIPMENT

                                                                OCTOBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                               (IN MILLIONS)
Land......................................................  $   346    $   351
Buildings and leasehold improvements......................    3,644      3,605
Machinery and equipment...................................    5,515      4,964
                                                            -------    -------
                                                              9,505      8,920
Accumulated depreciation..................................   (5,005)    (4,587)
                                                            -------    -------
                                                            $ 4,500    $ 4,333
                                                            =======    =======

    Depreciation expense was $1,155 million in 2000, $1,087 million in 1999 and $1,149 million in 1998.

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

                                                         YEARS ENDED OCTOBER 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN MILLIONS)
Cash paid for income taxes, net.....................   $1,063     $1,770     $1,039
Cash paid for interest..............................      198        224        205

Non-cash transactions:
  Net issuances (forfeitures) of common stock for
    employee benefit plans:
    Restricted stock and other......................      (96)       164         31
    Employer matching contributions for 401(k) and
      employee stock purchase plans.................       89         65         79
  Business acquisitions.............................       --         --        134

NOTE 9: ACQUISITIONS

    HP acquired several companies during the last three years that were not significant to its financial position or results of operations. All acquisitions were accounted for using the purchase method. Under the purchase method, the results of operations of acquired companies are included prospectively from the date of acquisition, and the acquisition cost is allocated to the acquirees' tangible and identifiable intangible assets and liabilities based upon their fair market values at the date of the acquisition, with any residual being goodwill. In-process research and development write-offs have not been significant. HP amortizes goodwill on a straight-line basis over its estimated economic life, generally two to ten years. The net book value of goodwill associated with acquisitions was $224 million at October 31, 2000 and $189 million at October 31, 1999.

    On a periodic basis, HP evaluates the carrying value of intangible assets and goodwill to determine if the facts and circumstances suggest that they may be impaired. If this review indicates the asset carrying value may not be recoverable based on the undiscounted cash flows method, HP's carrying value will be reduced.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 10: TAXES ON EARNINGS

    The provision for income taxes on earnings from continuing operations was composed of the following for the years ended October 31:

                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN MILLIONS)
U.S. federal taxes:
  Current...........................................   $  740     $   91     $  934
  Deferred..........................................     (634)       (62)      (974)
Non-U.S. taxes:
  Current...........................................      928      1,126      1,024
  Deferred..........................................      (19)      (103)       (38)
State taxes.........................................       49         38         70
                                                       ------     ------     ------
                                                       $1,064     $1,090     $1,016
                                                       ======     ======     ======

    The significant components of deferred tax assets, which required no valuation allowance, and deferred tax liabilities included on the accompanying Consolidated Balance Sheet were as follows at October 31:

                                                   2000                     1999
                                          ----------------------   ----------------------
                                          DEFERRED    DEFERRED     DEFERRED    DEFERRED
                                            TAX          TAX         TAX          TAX
                                           ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                          --------   -----------   --------   -----------
                                                           (IN MILLIONS)
Inventory...............................   $  632       $  2        $  540       $  3
Fixed assets............................      101          2           148         --
Warranty................................      382         --           384          6
Employee and retiree benefits...........      490         84           458         62
Intracompany sales......................    1,433         --           620         --
Unremitted earnings of foreign
  subsidiaries..........................       --        347            --        171
Other...................................      258         99           451        129
                                           ------       ----        ------       ----
                                           $3,296       $534        $2,601       $371
                                           ======       ====        ======       ====

    The current portion of the deferred tax asset was $2,607 million at October 31, 2000 and $1,906 million at October 31, 1999. These amounts are included in other current assets.

    Tax benefits of $495 million in 2000, $289 million in 1999 and $157 million in 1998, associated with the exercise of employee stock options, were allocated to stockholders' equity.

    The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the years ended October 31:

                                                            2000       1999       1998
                                                          --------   --------   --------
U.S. federal statutory income tax rate..................    35.0%      35.0%      35.0%
State income taxes, net of federal tax benefit..........     0.7        0.7        1.2
Lower rates in other jurisdictions, net.................   (12.9)     (10.3)      (9.4)
Other, net..............................................     0.2        0.6        0.7
                                                           -----      -----      -----
                                                            23.0%      26.0%      27.5%
                                                           =====      =====      =====

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 10: TAXES ON EARNINGS (CONTINUED)
    The domestic and foreign components of earnings from continuing operations before taxes were as follows for the years ended October 31:

                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN MILLIONS)
U.S.................................................   $1,547     $1,370     $  689
Non-U.S.............................................    3,078      2,824      3,005
                                                       ------     ------     ------
                                                       $4,625     $4,194     $3,694
                                                       ======     ======     ======

    HP has not provided for U.S. federal income and foreign withholding taxes on $11.5 billion of undistributed earnings from non-U.S. and Puerto Rico operations as of October 31, 2000 because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. Where excess cash has accumulated in HP's non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

    As a result of certain employment actions and capital investments undertaken by HP, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2013. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $969 million in 2000, $690 million in 1999 and $435 million in 1998.

    The Internal Revenue Service ("IRS") has examined HP's income tax returns for years 1993 through 1995, and completed its examination of all years through 1992. The IRS has commenced its examination of returns for years 1996 to 1998. HP believes that adequate accruals have been provided for all years.

NOTE 11: BORROWINGS

    Notes payable and short-term borrowings and the related average interest rates were as follows as of and for the years ended October 31:

                                                     2000                  1999
                                              -------------------   -------------------
                                                         AVERAGE               AVERAGE
                                                         INTEREST              INTEREST
                                               AMOUNT      RATE      AMOUNT      RATE
                                              --------   --------   --------   --------
                                                        (DOLLARS IN MILLIONS)
Current portion of long-term debt...........   $  202      5.5%      $  468      5.8%
Notes payable to banks......................    1,353      6.8%       1,368      5.9%
Commercial paper............................       --       --        1,241      5.2%
Other short-term borrowings.................       --       --           28      5.1%
                                               ------                ------
                                               $1,555                $3,105
                                               ======                ======

    HP has a committed borrowing facility in place with a borrowing capacity totaling $1.0 billion. This facility expires in April 2002 and bears interest at LIBOR plus 1.5%. No amounts were outstanding under this facility as of October 31, 2000 and October 31, 1999.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 11: BORROWINGS (CONTINUED)
    Long-term debt and related maturities and interest rates were as follows at October 31:

                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
U.S. dollar Global Notes, due 2005 at 7.15%.................   $1,495     $   --
U.S. dollar zero-coupon subordinated convertible notes, due
  2017 at 3.13%.............................................    1,176      1,146
Notes payable, multiple currencies, due 2000-2005 at
  2.40%-7.90%...............................................      526        899
Other.......................................................      407        187
Less current portion........................................     (202)      (468)
                                                               ------     ------
                                                               $3,402     $1,764
                                                               ======     ======

    HP issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. Interest rate and foreign currency swaps are then used to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense and to neutralize exposure to changes in foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payment obligations and, when the underlying debt is denominated in a foreign currency, exchange of the foreign currency principal and interest obligations for U.S. dollar-denominated amounts. Notional amounts and maturities under the swaps generally match those of the underlying debt. Unrealized gains and losses on currency swaps hedging foreign currency debt are recognized as other assets and other liabilities.

    In February 2000, HP filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. This registration statement was declared effective on March 17, 2000. On June 6, 2000, HP offered under the registration statement $1.5 billion of unsecured 7.15% Global Notes which mature June 15, 2005, unless previously redeemed. This offering closed on June 9, 2000. The net proceeds from the sale of the notes were used for general corporate purposes, which included repayment of existing indebtedness, capital expenditures and working capital needs. HP has the capacity to issue an additional $1.5 billion of securities under the shelf registration statement.

    In October 1997, HP issued $1.8 billion face value of zero-coupon subordinated convertible notes for proceeds of $968 million, and in November 1997 issued an additional $200 million face value of the notes for proceeds of $108 million. The notes are due in 2017. They are convertible by the holders at the rate of 15.09 shares of HP's common stock for each $1,000 face value of the notes, payable in either cash or common stock at HP's election. At any time, HP may redeem the notes at book value, payable in cash only. The notes are subordinated to all other existing and future senior indebtedness of HP. Through October 31, 2000, conversions had not been material. See Note 17 to the Consolidated Financial Statements for a discussion on repurchases of these notes subsequent to October 31, 2000.

    Aggregate future maturities of the face value of the long-term debt outstanding at October 31, 2000 are $202 million in 2001, $170 million in 2002, $98 million in 2003, $209 million in 2004, $1,750 million in 2005 and $1,985 million thereafter. HP occasionally repurchases its debt prior to maturity based on its assessment of current market conditions and financing alternatives.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 12: STOCKHOLDERS' EQUITY

    REINCORPORATION

    Effective May 20, 1998, HP changed its state of incorporation from California to Delaware. In connection with the change, the par value of HP's stock decreased from $1.00 to $0.01 per share, resulting in a transfer of $2.1 billion from common stock to additional paid-in capital after adjusting for the effect of the two-for-one stock split discussed below. There was no impact to HP's financial condition or results of operations as a result of the reincorporation.

    DIVIDENDS

    The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends were $0.32 per share in 2000, $0.32 per share in 1999 and $0.30 per share in 1998, after adjusting for the effect of the two-for-one stock split discussed below.

    STOCK SPLIT

    On August 16, 2000, HP's Board of Directors approved a two-for-one stock split in the form of a stock dividend. On October 27, 2000, HP distributed one additional share of HP common stock for every share of common stock outstanding to stockholders of record as of the close of business on September 27, 2000. HP had a sufficient number of authorized but unissued shares of common stock to effect this stock split. The par value of HP's common stock after the split remained at $0.01 per share, and additional paid-in capital was reduced by the par value of the additional common shares issued. The rights of the holders of these securities were not otherwise modified. All shares, per-share and market price data related to HP's common shares outstanding and under employee stock plans reflect the retroactive effects of this stock split.

    AGILENT TECHNOLOGIES SPIN-OFF

    On June 2, 2000 ("the distribution date"), HP distributed substantially all of its remaining interest in Agilent Technologies through a stock dividend to HP stockholders of record as of the close of business on May 2, 2000. This distribution was made in the amount of 0.3814 share of Agilent Technologies common stock for each outstanding share of HP common stock. The decrease in the intrinsic value of HP's employee stock plans attributable to the distribution of Agilent Technologies was restored in accordance with the methodology set forth in the FASB EITF Issue 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring." Accordingly, the number of HP employee options and shares of restricted stock not yet released (including unvested matching shares under the Employee Stock Purchase Plan ("ESPP")) outstanding on May 2, 2000 were increased, and in the case of options, the exercise prices were correspondingly decreased to reflect the decline in intrinsic value on the distribution date. Holders of options that were exercised and shares of restricted stock which were released prior to May 2, 2000 received shares of Agilent Technologies in connection with the spin-off.

    EMPLOYEE STOCK PURCHASE PLAN

    As of October 31, 2000 employees may no longer make contributions to HP's prior ESPP. The unvested matching shares for stock purchased up to and including October 31, 2000 will continue to vest over the two-year vesting period as is consistent with the terms of the plan.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 12: STOCKHOLDERS' EQUITY (CONTINUED)

    Eligible company employees could generally contribute up to 10% of their base compensation to the quarterly purchase of shares of HP's common stock under the prior ESPP. Under this plan, employee contributions to purchase shares were partially matched with shares contributed by HP, which generally vested over two years. At October 31, 2000, approximately 83,000 employees were eligible to participate and approximately 51,000 employees were participants in the plan. HP contributed to employees, including persons who became employees of Agilent Technologies, 2,534,000 matching shares at a weighted-average price of $50 in 2000, 3,622,000 matching shares at a weighted-average price of $39 in 1999, and 4,346,000 matching shares at a weighted-average price of $31 in 1998. On the distribution date, 569,000 shares of HP stock held by Agilent Technologies employees were forfeited. Agilent Technologies replaced the forfeited HP shares with shares of Agilent Technologies stock of equivalent value. Compensation expense recognized under the plan related to continuing operations was $89 million in 2000, $99 million in 1999 and $67 million in 1998.

    Beginning November 1, 2000, HP adopted a new ESPP approved by HP's Board of Directors and stockholders. This plan qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Under the new plan, any regular full-time or part-time employee may contribute up to 10% of their base compensation to the semi-annual purchase of shares of HP's common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. HP has 100,000,000 shares of common stock reserved for future purchases under the new ESPP.

    INCENTIVE COMPENSATION PLANS

    HP has four principal stock option plans, adopted in 1985, 1990, 1995 and 2000, under which stock options are outstanding. All plans permit options granted to qualify as "Incentive Stock Options" under the Internal Revenue Code. The exercise price of a stock option is generally equal to the fair market value of HP's common stock on the date the option is granted and its term is generally ten years. Under the 1990 and 1995 Incentive Stock Plans and the 2000 Stock Plan, the Compensation Committee of the Board of Directors may choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP granted 5,151,000 shares of discounted options in 2000, 2,754,000 shares in 1999 and 2,100,000 shares in 1998. Options generally vest at a rate of 25% per year over a period of four years from the date of grant, with the exception of discounted options. Discounted options generally may not be exercised until the third or fifth anniversary of the option grant date, at which time such options become 100% vested. The cost of the discounted options, determined to be the difference between the exercise price of the option and the fair market value of HP's common stock on the date of the option grant, is expensed ratably over the option vesting period.

    On June 5, 2000, HP's Board of Directors approved a one-time grant of stock options to regular employees of HP on that date. In total, 17,553,000 options were granted to approximately 87,000 employees. The options were granted at the fair market value on the date of grant and expire ten years from the grant date. The options vest on the earlier of the fifth anniversary from the grant date or the first date after the grant date as of which the stock price has remained at or above 175% of the exercise price for twenty consecutive business days. All other terms of this grant are consistent with the 2000 Stock Plan.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 12: STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes option activity during the years ended October 31, 2000, 1999 and 1998:

                                                     2000                          1999                          1998
                                          ---------------------------   ---------------------------   ---------------------------
                                           SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE
                                          (000'S)     EXERCISE PRICE    (000'S)     EXERCISE PRICE    (000'S)     EXERCISE PRICE
                                          --------   ----------------   --------   ----------------   --------   ----------------
Outstanding at beginning of year........  115,582          $24          104,146          $17          102,500          $13
Granted.................................   85,412           51           37,673           38           21,296           30
Additional options granted to compensate
  for loss in intrinsic value due to
  Agilent Technologies spin-off.........   28,767           19               --           --               --           --
Exercised...............................  (34,496)          13          (23,521)          11          (16,490)           8
Forfeited/Cancelled.....................  (32,140)          24           (2,716)          28           (3,160)          22
                                          -------                       -------                       -------
Outstanding at end of year..............  163,125           36          115,582           24          104,146           17
                                          =======                       =======                       =======
Options exercisable at year-end.........   51,404          $18           52,196          $15           58,280          $11
                                          =======                       =======                       =======

    The following table summarizes information about options outstanding at October 31, 2000:

                                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   -------------------------------------------------   ------------------------------
                                     NUMBER      WEIGHTED-AVERAGE                        NUMBER
            RANGE OF               OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
         EXERCISE PRICES             (000'S)     CONTRACTUAL LIFE    EXERCISE PRICE      (000'S)      EXERCISE PRICE
---------------------------------  -----------   ----------------   ----------------   -----------   ----------------
$0-15............................     22,673        3.0 years             $ 8            21,175            $ 8
$16-30...........................     54,716        6.8                    25            26,575             23
$31-45...........................     15,023        8.8                    37             2,446             38
$46-60...........................     64,229        9.4                    53             1,194             50
$61 and over.....................      6,484        9.6                    62                14             62
                                     -------                                             ------
                                     163,125        7.6                    36            51,404             18
                                     =======                                             ======

    Shares available for option and restricted stock grants were 234,071,000 at October 31, 2000, 54,035,000 at October 31, 1999 and 94,140,000 at October 31,
1998. All regular employees were considered eligible to receive stock options in fiscal 2000. There were approximately 87,000 employees holding options under one or more of the option plans as of October 31, 2000.

    Under the 1985 Incentive Compensation Plan, the 1990 and 1995 Incentive Stock Plans and the 2000 Stock Plan, certain employees were granted cash or restricted stock awards. Cash and restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by the Compensation Committee. The majority of the shares of restricted stock outstanding at October 31, 2000 are subject to forfeiture if employment terminates prior to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. HP had 6,079,000 shares of restricted stock outstanding at October 31, 2000 and 10,054,000 shares outstanding at October 31, 1999.

    Compensation expense recognized under incentive compensation plans related to continuing operations was $149 million in 2000, $77 million in 1999 and $37 million in 1998.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 12: STOCKHOLDERS' EQUITY (CONTINUED)
    Information presented above regarding the incentive compensation plans includes activity related to Agilent Technologies employees through the distribution date, except as noted. Under the existing terms of the stock option plans, substantially all stock options held by Agilent Technologies employees were cancelled and replaced with Agilent Technologies stock options, or became fully vested on the distribution date. The fully vested options, if not exercised, expired within three months from the distribution date. Options held by Agilent Technologies employees totaling 25,543,000 were cancelled and replaced with Agilent Technologies stock options. On the distribution date, 812,000 options became fully vested and of this amount, 91,000 options expired three months from that date. Shares of HP restricted stock held by Agilent Technologies employees totaling 1,177,000 were forfeited and cancelled on or before the distribution date and were replaced with shares of Agilent Technologies stock of equivalent value.

    PRO FORMA INFORMATION

    HP applies the intrinsic-value-based method prescribed by APB Opinion
No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. Accordingly, compensation expense is recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

    HP has determined pro forma net earnings and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," as if HP had accounted for employee stock options under SFAS 123's fair value method. The fair value of these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      2000       1999       1998
                                                    --------   --------   --------
Risk-free interest rate...........................    6.88%      5.53%      5.38%
Dividend yield....................................     0.7%       1.0%       1.0%
Volatility........................................      34%        30%        30%
Expected option life..............................  7 years    7 years    7 years

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the four-year average vesting period of the options. The weighted-average fair value of options granted during the year was $24.40 in 2000, $15.46 in 1999 and $10.84 in 1998. HP's pro forma net earnings from continuing operations is $3.2 billion for 2000, $3.0 billion for 1999 and $2.6 billion for 1998. Pro forma diluted net earnings per share from continuing operations is $1.54 for 2000, $1.43 for 1999 and $1.23 for 1998. These pro forma amounts only include amortized fair values attributable to options granted after October 31, 1995.

    SHARES RESERVED

    HP had 411,845,000 shares of common stock reserved for future issuance under the employee stock plans at October 31, 2000 and 195,248,000 shares reserved at October 31, 1999, not including the 100,000,000 shares of common stock reserved for future issuance under the new ESPP.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 12: STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK REPURCHASE PROGRAMS

    HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans, and under a separate incremental plan authorizing purchases in the open market or in private transactions. In 2000, 96,978,000 shares were repurchased under these plans for an aggregate price of $5.6 billion; in 1999, 62,084,000 shares were repurchased for $2.6 billion; and in 1998, 86,046,000 shares were repurchased for $2.4 billion. During 2000, HP's Board of Directors authorized an additional $5.0 billion of future repurchases under these two programs in the aggregate. As of October 31, 2000, HP had authorization for remaining future repurchases under the two programs of approximately $0.9 billion. See Note 17 to the Consolidated Financial Statements for a discussion on additional authorizations subsequent to October 31, 2000.

NOTE 13: RETIREMENT AND POST-RETIREMENT BENEFIT PLANS

    GENERAL

    Substantially all of HP's employees are covered under various pension and deferred profit-sharing retirement plans. In addition, HP sponsors health care and life insurance plans that provide benefits to retired U.S. employees.

    AGILENT TECHNOLOGIES SPIN-OFF

    On the distribution date, Agilent Technologies assumed responsibility for pension, deferred profit-sharing and other post-retirement benefits for current and former employees whose last work assignment prior to the distribution date was with businesses spun-off to Agilent Technologies. In the U.S., the Hewlett-Packard Company Retirement Plan and Deferred Profit-Sharing Plan Master Trust was converted to the Group Trust for the Hewlett-Packard Company Deferred Profit-Sharing Plan and Retirement Plan and the Agilent Technologies, Inc. Deferred Profit-Sharing Plan and Retirement Plan ("the Group Trust"). Both the HP and Agilent Technologies Retirement Plans include post-retirement medical accounts. A pro-rata share of the assets of the Group Trust was assigned to the HP Retirement Plan and Deferred Profit-Sharing Trusts and the respective Agilent Technologies' Trusts. Outside the U.S., generally, a pro-rata share of the HP pension assets, if any, was transferred or otherwise assigned to the Agilent Technologies entity in accordance with local law or practice. The pro-rata shares were in the same proportion as the projected benefit obligations for HP employees to the total projected benefit obligations of HP and Agilent Technologies as of April 30, 2000. For all periods presented, the assets and liabilities related to the retirement and post-retirement benefit plans of Agilent Technologies are included in net assets of discontinued operations in HP's accompanying Consolidated Balance Sheet through the spin-off date of June 2, 2000 and the related costs are included in net earnings of discontinued operations in HP's accompanying Consolidated Statement of Earnings through June 2, 2000. The information in the accompanying schedules for all periods relates to the HP Plans and excludes Agilent Technologies.

    ENHANCED EARLY RETIREMENT

    In March 2000, HP offered approximately 2,500 U.S. employees the opportunity to retire early and receive an enhanced payout. The purpose of the enhanced early retirement ("EER") program was to balance the work force based on HP's long-term business strategy. Approximately 1,300 employees accepted the offer. The cost of the enhanced payout of approximately $95 million, in addition to $5 million of expense related to the acceleration of stock options and other benefits, was recorded upon employee

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 13: RETIREMENT AND POST-RETIREMENT BENEFIT PLANS (CONTINUED) acceptance of the offer. These charges recorded in fiscal 2000 consisted of approximately $37 million classified as cost of products sold and services, and approximately $63 million classified as operating expenses ($16 million in research and development expense and $47 million in selling, general and administrative expenses). HP realized related net pension settlement and curtailment gains of approximately $28 million in fiscal 2000 as the pension obligations to employees were settled.

    PENSION AND DEFERRED PROFIT-SHARING PLANS

    Worldwide pension and deferred profit-sharing costs were $343 million in 2000, $301 million in 1999 and $226 million in 1998. U.S. employees who meet certain minimum eligibility criteria are provided pension benefits under the Hewlett-Packard Company pension plans. Defined benefits are based upon an employee's highest average pay rate and length of service. For eligible service through October 31, 1993, the benefit payable under the Retirement Plan is reduced by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan ("DPSP"), which has since been closed to new participants.

    The combined status of the pension plans and DPSP was as follows at October 31:

                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Fair value of plan assets...................................   $3,154     $2,842
Retirement benefit obligation...............................   $3,268     $2,787

    Employees outside the U.S. generally receive retirement benefits under various defined benefit and defined contribution plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

    POST-RETIREMENT BENEFIT PLANS

    In addition to providing pension benefits, HP sponsors post-retirement benefit plans providing medical and life insurance benefits to U.S. retired employees. Substantially all of HP's current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in the medical plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on options chosen and length of service.

    401(k) PLAN

    U.S. employees may participate in the Tax Saving Capital Accumulation Plan ("TAXCAP"), which was established as a supplemental retirement program. Beginning February 1, 1998, enrollment in the TAXCAP is automatic for employees who meet eligibility requirements unless they decline participation. Under the TAXCAP program, HP matches contributions by employees up to a maximum of 4% of an employee's annual compensation. A portion of this matching contribution may be made in the form of HP common stock to the extent an employee elects HP stock as an investment option under the plan. Through October 31, 2000, the maximum combined contribution to the ESPP and TAXCAP was 25% of an employee's annual eligible compensation subject to certain regulatory and plan limitations. Beginning on November 1, 2000, the maximum contribution under the TAXCAP is 20% of an employee's annual eligible compensation subject to certain IRS limitations. HP's expense related to TAXCAP was $110 million in 2000, $98 million in 1999 and $87 million in 1998.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 13: RETIREMENT AND POST-RETIREMENT BENEFIT PLANS (CONTINUED)
    COMPONENTS OF NET PERIODIC COST

    HP's net pension and post-retirement benefit costs were composed of the following:

                                          U.S. DEFINED                   NON-U.S. DEFINED               U.S. POST-RETIREMENT
                                         BENEFIT PLANS                    BENEFIT PLANS                    BENEFIT PLANS
                                 ------------------------------   ------------------------------   ------------------------------
                                   2000       1999       1998       2000       1999       1998       2000       1999       1998
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                          (IN MILLIONS)
Service cost...................   $ 161       $151       $124      $  99       $ 90       $ 74       $ 18       $ 21       $ 18
Interest cost..................      74         52         37         74         62         55         24         23         22
Expected return on plan
  assets.......................    (100)       (52)       (39)      (114)       (94)       (75)       (41)       (28)       (26)
Amortization and deferrals:
  Actuarial (gains) losses.....     (21)         7         --         (7)       (13)       (13)       (20)       (10)       (11)
  Transition obligation
    (asset)....................      (5)        (5)        (5)        --         --         (1)        --         --         --
  Prior service cost
    (benefit)..................       3          2          2          2          2          2         (5)        (6)        (6)
                                  -----       ----       ----      -----       ----       ----       ----       ----       ----
SFAS 87/SFAS 106 cost..........     112        155        119         54         47         42        (24)        --         (3)
                                  -----       ----       ----      -----       ----       ----       ----       ----       ----
SFAS 88 charges due to EER
  Special termination
    benefit....................      95         --         --         --         --         --         --         --         --
  Curtailment gain.............     (10)        --         --         --         --         --         (1)        --         --
  Settlement gain..............     (18)        --         --         --         --         --         --         --         --
                                  -----       ----       ----      -----       ----       ----       ----       ----       ----
Net periodic benefit cost......   $ 179       $155       $119      $  54       $ 47       $ 42       $(25)      $ --       $ (3)
                                  =====       ====       ====      =====       ====       ====       ====       ====       ====

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 13: RETIREMENT AND POST-RETIREMENT BENEFIT PLANS (CONTINUED)

    FUNDED STATUS

    The funded status of the defined benefit and post-retirement benefit plans was as follows:

                                                                                                 U.S. POST-
                                                    U.S. DEFINED        NON-U.S. DEFINED         RETIREMENT
                                                    BENEFIT PLANS         BENEFIT PLANS         BENEFIT PLANS
                                                 -------------------   -------------------   -------------------
                                                   2000       1999       2000       1999       2000       1999
                                                 --------   --------   --------   --------   --------   --------
                                                                          (IN MILLIONS)
Change in fair value of plan assets:
  Fair value--Beginning of year................   $  998     $ 593      $1,448     $1,214     $ 400      $ 314
  Addition of plan.............................       --        --          --         28        --         --
  Divestitures.................................       --        --         (37)        --        --         --
  Actual return on plan assets.................      354       262         214         68       142        130
  Employer contributions.......................       18       118         142         91         0          1
  Participants' contributions..................                 --          22         17         5          4
  Agilent spin-off.............................      (16)       60          (8)       100       (15)       (41)
  Benefits paid................................     (154)      (35)        (30)       (27)      (10)        (8)
  Currency impact..............................       --        --        (189)       (43)       --         --
                                                  ------     -----      ------     ------     -----      -----
  Fair value--End of year......................    1,200       998       1,562      1,448       522        400
                                                  ------     -----      ------     ------     -----      -----
Change in benefit obligation:
  Benefit obligation--Beginning of year........      943       785       1,538      1,233       311        339
  Addition of plan.............................       --        --          --         26        13         --
  Divestitures.................................       --        --         (35)        --        --         --
  Service cost.................................      161       151          99         90        18         21
  Interest cost................................       74        52          74         62        24         23
  Participants' contributions..................       --        --          --         --         5          4
  Agilent spin-off.............................      (12)       40          (7)        99        (4)       (32)
  Actuarial (gain) loss........................      211       (50)         54         73       (31)       (36)
  Benefits paid................................     (154)      (35)        (30)       (27)      (10)        (8)
  Currency impact..............................       --        --        (185)       (18)       --         --
  Plan amendments..............................       95        --          --         --        27         --
  Other........................................       (4)       --          --         --        (3)        --
                                                  ------     -----      ------     ------     -----      -----
Benefit obligation--End of year................    1,314       943       1,508      1,538       350        311
                                                  ------     -----      ------     ------     -----      -----
Plan assets in excess of (less than) benefit
  obligation...................................     (114)       55          54        (90)      172         89
Unrecognized net experience (gain) loss........     (177)     (187)         84        146      (349)      (259)
Unrecognized prior service cost (benefit)
  related to plan changes......................       20        24          17         21       (40)       (76)
Unrecognized net transition asset*                    --        (5)         (1)        (1)       --         --
                                                  ------     -----      ------     ------     -----      -----
Net (accrued) prepaid costs....................   $ (271)    $(113)     $  154     $   76     $(217)     $(246)
                                                  ======     =====      ======     ======     =====      =====

------------------------

* Amortized over 15 years for the U.S. plan and over periods ranging from 11 to 25 years for non-U.S. plans.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 13: RETIREMENT AND POST-RETIREMENT BENEFIT PLANS (CONTINUED)
    Defined benefit plans with benefit obligations exceeding the fair value of plan assets were as follows at October 31:

                                                                                          NON-U.S.
                                                                  U.S. DEFINED             DEFINED
                                                                 BENEFIT PLANS          BENEFIT PLANS
                                                              --------------------   -------------------
                                                                2000       1999        2000       1999
                                                              --------   ---------   --------   --------
                                                                            (IN MILLIONS)
Aggregate fair value of plan assets.........................    $ --     $     --      $757      $1,017
Aggregate benefit obligation................................    $221     $     82      $819      $1,139

    Plan assets consist primarily of listed stocks and bonds. It is HP's practice to fund the plans to the extent that contributions are tax-deductible.

    ASSUMPTIONS

    The assumptions used to measure the benefit obligations and to compute the expected long-term return on assets for HP's defined benefit and post-retirement benefit plans were as follows for the years ended October 31:

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
U.S. defined benefit plans:
  Discount rate.......................................         7.5%          7.3%          6.5%
  Average increase in compensation levels.............         6.5%          5.0%          5.0%
  Expected long-term return on assets.................         9.0%          9.0%          9.0%
Non-U.S. defined benefit plans:
  Discount rate.......................................  3.0 to 6.5%   3.3 to 6.0%   3.0 to 6.5%
  Average increase in compensation levels.............  3.5 to 5.5%   3.5 to 5.3%   3.8 to 5.0%
  Expected long-term return on assets.................  6.1 to 8.5%   6.1 to 8.5%   6.5 to 8.5%
U.S. retiree medical plan:
  Discount rate.......................................         7.5%          7.3%          6.5%
  Expected long-term return on assets.................         9.0%          9.0%          9.0%
  Current medical cost trend rate.....................         7.8%          8.2%          8.7%
  Ultimate medical cost trend rate....................         5.5%          5.5%          5.5%

    The rate of increase in medical costs was assumed to decrease gradually through 2007, and remain at that level thereafter. Assumed health care cost trend rates could have a significant effect on the amounts reported for health care plans. A 1.0 percentage point increase in the assumed health care cost trend rates would have increased the total service and interest cost components reported in 2000 by $10 million, and would have increased the post-retirement benefit obligation reported in 2000 by $64 million. A 1.0 percentage point decrease in the assumed health care cost trend rates would have decreased the total service and interest cost components reported in 2000 by $7 million, and would have decreased the post-retirement obligation reported in 2000 by $49 million.

NOTE 14: COMMITMENTS

    HP leases certain real and personal property under non-cancelable operating leases. Future annual minimum lease payments at October 31, 2000 were $207 million for 2001, $169 million for 2002,

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 14: COMMITMENTS (CONTINUED)
$135 million for 2003, $107 million for 2004, $94 million for 2005 and $305 million thereafter. These payments will be partially offset by sublease rental income commitments. Future minimum sublease rental commitments at October 31, 2000 were $18 million for 2001, $18 million for 2002, $16 million for 2003, $5 million for 2004, $5 million for 2005 and $1 million thereafter. Certain leases require HP to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $344 million in 2000, $352 million in 1999 and $354 million in 1998. Sublease rental income was $19 million in 2000, $12 million in 1999 and $15 million in 1998.

NOTE 15: CONTINGENCIES AND FACTORS THAT COULD AFFECT FUTURE RESULTS

    CONTINGENCIES

    HP is involved in lawsuits, claims, investigations and proceedings, including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no such matters pending that HP expects to be material in relation to its business, financial position or results of operations.

    FACTORS THAT COULD AFFECT FUTURE RESULTS

    A substantial portion of HP's revenues each year is generated from the development, manufacture and rapid release to market of high technology products newly introduced during the year. In the extremely competitive industry in which HP operates, product development, manufacturing and marketing are complex and uncertain processes requiring HP to accurately predict emerging technological trends and customers' changing needs. Additionally, HP's production strategy relies on its suppliers' ability to deliver quality components and products in time to meet critical manufacturing and distribution schedules, and its sales strategy relies on the ability of third-party distributors to sell HP products to accommodate changing customer preferences. In light of these dependencies, failure to successfully manage a significant product introduction or the transition from existing products to new products, failure of suppliers to deliver as needed, or failure of resellers to remain customers and channel partners could have a severe near-term impact on HP's revenue growth or results of operations. HP sells a significant portion of its products through third-party resellers and, as a result, maintains individually significant receivable balances with major distributors. If the financial condition or operations of these distributors deteriorate substantially, HP's operating results could be adversely affected. Worsening economic conditions, particularly in the U.S., could have an adverse impact on demand for our products and services and also could contribute to the impairment of our investment and financing portfolios. Future results could also be affected by problems encountered with respect to intellectual property; international sales and operations; acquisition, strategic alliance, joint venture and divestiture activities; and earthquakes and power outages.

NOTE 16: SEGMENT INFORMATION

    DESCRIPTION OF SEGMENTS

    HP is a leading global provider of computing and imaging solutions and services for business and home, and is focused on capitalizing on the opportunities of the Internet and the emergence of next-generation appliances, e-services and infrastructure.

    As of October 31, 2000, HP organized its operations into three major businesses: Imaging and Printing Systems, Computing Systems and IT Services. The segments were determined primarily on how management views and evaluates HP's businesses. The factors that management uses to identify HP's

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 16: SEGMENT INFORMATION (CONTINUED) separate businesses include customer base, homogeneity of products, technology and delivery channels. A description of the types of products and services provided by each reportable segment is as follows:

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

    - COMPUTING SYSTEMS provides a broad range of computing systems for the enterprise, commercial and consumer markets. The products and solutions range from mission-critical systems and software to personal computers for business and home. Major product lines include UNIX-Registered Trademark-and PC servers, desktop and mobile personal computers, workstations, software solutions and storage solutions.

    - IT SERVICES provides consulting, education, design and installation services, ongoing support and maintenance, proactive services like mission-critical support, outsourcing, and utility-computing capabilities. Financing capabilities include leasing, automatic technology-refreshment services, solution financing and venture financing.

    HP's immaterial operating segments were aggregated to form an "All Other" category. This category primarily includes its Embedded and Personal Systems business which provides a range of handheld and entertainment information appliances and embedded technologies for consumer and commercial markets. The products include handheld computing appliances, CD-RW drives, calculators and related accessories and services.

    In the second and third quarters of fiscal 2000, HP made certain strategic changes to its organizational structure. These changes included the movement of its Embedded and Personal Systems business from the Computing Systems segment to a separate operating segment, and the movement of the majority of its services business related to imaging and printing from the Imaging and Printing Systems segment to its IT Services segment. The Embedded and Personal Systems operating segment is now included in "All Other" as it does not meet the materiality threshold for a reportable segment. Segment financial data for the fiscal years ended October 31, 1999 and 1998 has been restated to reflect these organizational changes.

    SEGMENT REVENUE AND PROFIT

    The accounting policies used to derive reportable segment results are generally the same as those described in Note 1 to the Consolidated Financial Statements. Intersegment net revenue and earnings from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available for comparable external customers.

    A significant portion of the segments' expenses arise from shared services and infrastructure that HP has historically provided to the segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. These allocations have been determined on a basis that HP considers to be a reasonable reflection of the utilization of services provided to or benefits received by the segments. If costs were specifically identified to each segment, amounts could vary from the allocated cost.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 16: SEGMENT INFORMATION (CONTINUED)
    SEGMENT ASSETS AND OTHER ITEMS

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

    SEGMENT DATA

    The results of the reportable segments are derived directly from HP's management reporting system. As described above, these results are based on HP's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the U.S. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 16: SEGMENT INFORMATION (CONTINUED)

    The table below presents segment information as of and for the years ended October 31:

                                               IMAGING AND
                                                PRINTING     COMPUTING      IT        ALL       TOTAL
                                                 SYSTEMS      SYSTEMS    SERVICES    OTHER     SEGMENTS
                                               -----------   ---------   --------   --------   --------
                                                                    (IN MILLIONS)
2000:
Net revenue from external customers..........    $20,471      $20,694     $7,086     $1,230    $49,481
Intersegment net revenue.....................          5          401         43         69        518
                                                 -------      -------     ------     ------    -------
  Total net revenue..........................    $20,476      $21,095     $7,129     $1,299    $49,999
                                                 =======      =======     ======     ======    =======
Earnings (loss) from operations..............    $ 2,746      $   960     $  634     $ (103)   $ 4,237
                                                 =======      =======     ======     ======    =======
Depreciation and amortization expense........    $   344      $    93     $  450     $   11    $   898
                                                 =======      =======     ======     ======    =======
Assets.......................................    $ 7,571      $ 6,686     $8,455     $  446    $23,158
                                                 =======      =======     ======     ======    =======
Capital expenditures.........................    $   309      $    99     $  779     $    3    $ 1,190
                                                 =======      =======     ======     ======    =======
1999:
Net revenue from external customers..........    $18,512      $17,256     $6,191     $  880    $42,839
Intersegment net revenue.....................         38          558         64          6        666
                                                 -------      -------     ------     ------    -------
  Total net revenue..........................    $18,550      $17,814     $6,255     $  886    $43,505
                                                 =======      =======     ======     ======    =======
Earnings (loss) from operations..............    $ 2,335      $   850     $  575     $  (71)   $ 3,689
                                                 =======      =======     ======     ======    =======
Depreciation and amortization expense........    $   494      $    96     $  415     $    4    $ 1,009
                                                 =======      =======     ======     ======    =======
Assets.......................................    $ 7,150      $ 5,846     $7,100     $  250    $20,346
                                                 =======      =======     ======     ======    =======
Capital expenditures.........................    $   140      $    96     $  544     $    1    $   781
                                                 =======      =======     ======     ======    =======
1998:
Net revenue from external customers..........    $16,661      $16,851     $5,613     $  766    $39,891
Intersegment net revenue.....................         48          464         72          7        591
                                                 -------      -------     ------     ------    -------
  Total net revenue..........................    $16,709      $17,315     $5,685     $  773    $40,482
                                                 =======      =======     ======     ======    =======
Earnings (loss) from operations..............    $ 2,043      $   480     $  748     $   (5)   $ 3,266
                                                 =======      =======     ======     ======    =======
Depreciation and amortization expense........    $   425      $   189     $  404     $   12    $ 1,030
                                                 =======      =======     ======     ======    =======
Assets.......................................    $ 6,831      $ 5,372     $5,834     $  275    $18,312
                                                 =======      =======     ======     ======    =======
Capital expenditures.........................    $   452      $    88     $  493     $   10    $ 1,043
                                                 =======      =======     ======     ======    =======

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 16: SEGMENT INFORMATION (CONTINUED)
    The following is a reconciliation of segment information to HP consolidated totals as of and for the years ended October 31:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
NET REVENUE:
Total segments..............................................  $49,999    $43,505    $40,482
Financing interest income reclassification..................     (368)      (298)      (221)
Elimination of intersegment net revenue and other...........     (849)      (837)      (842)
                                                              -------    -------    -------
Total HP consolidated.......................................  $48,782    $42,370    $39,419
                                                              =======    =======    =======
EARNINGS FROM CONTINUING OPERATIONS BEFORE TAXES:
Total segment earnings from operations......................  $ 4,237    $ 3,689    $ 3,266
Net financing interest reclassification.....................     (162)      (139)       (84)
Interest income and other, net..............................      993        708        530
Interest expense............................................     (257)      (202)      (235)
Corporate and unallocated costs, and eliminations...........     (186)       138        217
                                                              -------    -------    -------
Total HP consolidated.......................................  $ 4,625    $ 4,194    $ 3,694
                                                              =======    =======    =======
ASSETS:
Total segments..............................................  $23,158    $20,346    $18,312
Assets not allocated to segments:
  Cash and cash equivalents.................................    3,415      5,411      4,046
  Short-term investments and long-term investments in debt
    securities..............................................    1,106      1,192      1,241
  Other corporate...........................................    6,330      4,815      5,025
                                                              -------    -------    -------
Total assets from continuing operations.....................   34,009     31,764     28,624
Net assets of discontinued operations.......................       --      3,533      3,084
                                                              -------    -------    -------
Total HP consolidated.......................................  $34,009    $35,297    $31,708
                                                              =======    =======    =======

    Financing interest income from the leasing of HP and complementary third-party products is included in the IT Services segment's net revenue but is reported in "Interest income and other, net" in the accompanying Consolidated Statement of Earnings. In addition, the financing business calculates its share of corporate level debt and the related interest expense. This imputed interest expense is included in the IT Services segment's cost of sales but is reported in "Interest expense" in the accompanying Consolidated Statement of Earnings.

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

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

NOTE 16: SEGMENT INFORMATION (CONTINUED)
    GEOGRAPHIC INFORMATION

    Net revenue and net property, plant and equipment, classified by major geographic areas in which HP operates were as follows:

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
NET REVENUE:
U.S.........................................................  $21,552    $18,972    $17,901
Non-U.S.....................................................   27,230     23,398     21,518
                                                              -------    -------    -------
Total.......................................................  $48,782    $42,370    $39,419
                                                              =======    =======    =======

                                                                       OCTOBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
NET PROPERTY, PLANT AND EQUIPMENT:
U.S.........................................................  $ 2,256    $ 2,102    $ 2,659
Non-U.S.....................................................    2,244      2,231      2,218
                                                              -------    -------    -------
Total.......................................................  $ 4,500    $ 4,333    $ 4,877
                                                              =======    =======    =======

    Net revenue by geographic area is based upon the customers' location.

    No single country outside of the U.S. represented more than 10% of HP's total net revenue or net property, plant and equipment in any period presented. HP's long-lived assets are composed principally of net property, plant and equipment.

NOTE 17: SUBSEQUENT EVENTS (UNAUDITED)

    In November 2000, the Board of Directors authorized an additional $2.0 billion in future repurchases under HP's stock repurchase programs, resulting in remaining authorized repurchases totaling $2.9 billion.

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, HP may repurchase the notes from time to time at varying prices. As of January 19, 2001, HP had repurchased approximately $600 million in face value of the notes, resulting in a gain on the early extinguishment of debt of approximately $36 million before taxes.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                               QUARTERLY SUMMARY

                                   UNAUDITED

FOR THE THREE MONTHS ENDED
IN MILLIONS, EXCEPT PER SHARE AMOUNTS      JANUARY 31            APRIL 30              JULY 31            OCTOBER 31
------------------------------------- -------------------- --------------------- -------------------- -------------------
2000
Net revenue......................      $          11,673    $           12,028    $          11,818    $         13,263
Cost of products sold and services...              8,349                 8,595                8,308               9,612
Earnings from operations.........                    952                   890                1,092                 955
Net earnings from continuing
  operations.....................                    794                   816                1,029                 922
Net earnings from discontinued
  operations.....................                     --                   119                   17                  --
Net earnings.....................                    794                   935                1,046                 922
Per share amounts:
  Net earnings--Basic:
    Continuing operations........      $            0.40    $             0.41    $            0.52    $           0.47
    Discontinued operations......                     --                  0.06                 0.01                  --
                                       -----------------    ------------------    -----------------    ----------------
                                       $            0.40    $             0.47    $            0.53    $           0.47
                                       =================    ==================    =================    ================
  Net earnings--Diluted:
    Continuing operations........      $            0.38    $             0.39    $            0.50    $           0.45
    Discontinued operations......                     --                  0.06                 0.01                  --
                                       -----------------    ------------------    -----------------    ----------------
                                       $            0.38    $             0.45    $            0.51    $           0.45
                                       =================    ==================    =================    ================
  Cash dividends.................      $            0.08    $             0.08    $            0.08    $           0.08
  Range of closing stock prices on
    NYSE.........................      $ 36 1/8-58 23/32    $      52 29/32-77    $52 15/16-71 1/16    $    41 27/32-63
                                       =================    ==================    =================    ================
1999
Net revenue......................      $          10,235    $           10,455    $          10,318    $         11,362
Cost of products sold and services...              7,068                 7,299                7,251               8,102
Earnings from operations.........                  1,097                   895                  787                 909
Net earnings from continuing
  operations.....................                    882                   766                  696                 760
Net earnings from discontinued
  operations.....................                     78                   152                  157                  --
Net earnings.....................                    960                   918                  853                 760
Per share amounts:
  Net earnings--Basic:
    Continuing operations........      $            0.44    $             0.38    $            0.34    $           0.38
    Discontinued operations......                   0.04                  0.08                 0.08                  --
                                       -----------------    ------------------    -----------------    ----------------
                                       $            0.48    $             0.46    $            0.42    $           0.38
                                       =================    ==================    =================    ================
  Net earnings--Diluted:
    Continuing operations........      $            0.42    $             0.37    $            0.33    $           0.36
    Discontinued operations......                   0.04                  0.07                 0.08                  --
                                       -----------------    ------------------    -----------------    ----------------
                                       $            0.46    $             0.44    $            0.41    $           0.36
                                       =================    ==================    =================    ================
  Cash dividends.................      $            0.08    $             0.08    $            0.08    $           0.08
  Range of closing stock prices on
    NYSE.........................      $28 29/32-39 3/16    $32 15/16-40 31/32    $ 38 21/32-58 1/8    $      33 1/2-57
                                       =================    ==================    =================    ================

--------------------------

Notes: HP's consolidated financial statements and notes for all periods present Agilent Technologies' businesses as a discontinued operation through the spin-off date of June 2, 2000. All per-share amounts reflect the retroactive effects of all stock splits including the two-for-one stock split in the form of a stock dividend effective October 27, 2000. See further discussion in Notes to the Consolidated Financial Statements.

        EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS may not equal the full-year EPS.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On September 21, 2000, the Audit Committee of HP's Board of Directors terminated PricewaterhouseCoopers LLP ("PwC") as HP's independent public accountants with respect to the audit of HP's consolidated financial statements for the fiscal year ended October 31, 2000 (the "2000 Audit"). The decision was made because of concerns by both HP and PwC regarding the timing of the completion of the 2000 Audit in light of the potential loss of PwC's independence since HP was in discussion with PwC over a possible acquisition of its global management and information consulting practice (the "Potential Acquisition"). PwC had already ceased all audit work for HP on September 12, 2000. HP subsequently terminated discussions with PwC with respect to the Potential Acquisition because HP and PwC could not reach a mutually acceptable agreement.

    On September 21, 2000, the Audit Committee also selected and appointed
Ernst & Young LLP ("E&Y") to serve as HP's independent public accountants with respect to the 2000 Audit. At that time, HP committed to undertake a more formal evaluation process in selecting independent public accountants with respect to the audit of HP's consolidated financial statements for the fiscal year ending October 31, 2001 (the "2001 Audit"). HP has initiated but has not completed the process of evaluating independent accountants with respect to the 2001 Audit and therefore independent public accountants with respect to the 2001 Audit have not been definitively selected at this time. However, on December 21, 2000, the Audit Committee approved the extension of the appointment of E&Y on an interim basis for the fiscal quarter ended January 31, 2001 with respect to the 2001 Audit until the evaluation process has been completed, which may or may not result in a change to E&Y's existing appointment.

    Neither the report of E&Y with respect to the 2000 Audit nor the reports of PwC with respect to the audits of HP's consolidated financial statements for the fiscal years ended October 31, 1999 or October 31, 1998 contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during HP's fiscal years ended October 31, 1999 and October 31, 1998 and through September 21, 2000 there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to HP's consolidated financial statements, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

    Prior to retaining E&Y with respect to the 2000 Audit, HP consulted with E&Y on various aspects of the Potential Acquisition, including tax and accounting matters related to a variety of preliminary structures for the Potential Acquisition. HP did not consult with PwC on such issues.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors of HP who are standing for reelection is set forth under "Election of Directors" on pages 10-11 of HP's Notice of Annual Meeting of Shareowners and Proxy Statement, dated January 25, 2001 (the "Notice and Proxy Statement"), which pages are incorporated herein by reference.

    The names of the executive officers of HP, and their ages, titles and biographies as of December 29, 2000, are set forth below. All officers are elected for one-year terms.

EXECUTIVE OFFICERS:

SUSAN D. BOWICK; AGE 52; VICE PRESIDENT AND DIRECTOR, CORPORATE HUMAN RESOURCES.

    Ms. Bowick was elected a Vice President in November 1999. Since 1995, she served as Business Personnel Manager for the Computer Organization. She was first appointed a Vice President in 1997.

RAYMOND W. COOKINGHAM; AGE 57; VICE PRESIDENT AND CONTROLLER.

    Mr. Cookingham was elected a Vice President in 1993. He has served as Controller since 1986. Mr. Cookingham plans to retire from his current post effective January 31, 2001.

RICHARD A. DEMILLO; AGE 54; VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER.

    Mr. DeMillo was appointed Chief Technology Officer in October 2000 and was elected a Vice President in November 2000. From 1995 to 2000, he was Vice President and General Manager at Telcordia Technologies, a provider of operations support systems, network software and consulting and engineering services to the telecommunications industry. At Teldordia, Mr. DeMillo was responsible for computer science research, internet systems and software strategy.

DEBRA L. DUNN; AGE 44; VICE PRESIDENT AND GENERAL MANAGER, STRATEGY AND
  CORPORATE OPERATIONS.

    Ms. Dunn was elected a Vice President in November 1999. She previously held positions as General Manager of the Executive Staff from 1998 to 1999. From 1996 to 1998 she was General Manager of the Video Communications Division and from 1994 to 1996 she was the division's Marketing Manager.

CARLETON S. FIORINA; AGE 46; CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER.

    Ms. Fiorina became Chairman of the Board in September 2000 and was named President, Chief Executive Officer and director of HP in July 1999. From October 1997 until she joined HP, Ms. Fiorina was Group President of the Global Services Provider Business of Lucent Technologies, Inc., a communications systems and technology company. From October 1996 to October 1997, she was President of Lucent Technologies' Consumer Products Business, and from January to October 1996 she was Executive Vice President, Corporate Operations.
Ms. Fiorina is a member of the Board of Directors of Cisco Systems, Inc. and also serves on the U.S. China Board of Trade.

VYOMESH JOSHI; AGE 46; VICE PRESIDENT AND GENERAL MANAGER, INKJET SYSTEMS
  ORGANIZATION.

    Mr. Joshi was elected a Vice President in January 2001. He will become President of the Imaging and Printing Systems effective February 1, 2001. From 1995 to 2000, he held various management positions in Imaging and Printing Systems. Mr. Joshi was first appointed Vice President in 1999.

PRADEEP JOTWANI; AGE 46; PRESIDENT AND GENERAL MANAGER, CONSUMER BUSINESS
  ORGANIZATION.

    Mr. Jotwani was elected Vice President in September 2000 and became President and General Manager of the Consumer Business Organization in
June 2000. From 1999 to June 2000, he served as Vice President and General Manager of the Consumer Business Organization. From 1997 to 1999, he served as Vice President of worldwide consumer sales and marketing for the Inkjet Products Group. Prior to 1997, he held a number of senior management positions for HP within Europe and the United States.

ANN M. LIVERMORE; AGE 42; PRESIDENT, BUSINESS CUSTOMER ORGANIZATION.

    Ms. Livermore was elected a Vice President in 1995 and became General Manager of Worldwide Customer Support Operations in 1996. She was named General Manager of the Enterprise Computing Solutions Organization in 1998 and was appointed President of Enterprise Computing in April 1999. In October 1999, she became President of the Business Customer Organization. Ms. Livermore is a member of the Board of Directors of United Parcel Service. She is also on the board of visitors of the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

MICHAEL J. ROSE; AGE 48; VICE PRESIDENT AND CONTROLLER.

    Mr. Rose was elected a Vice President in May 2000. He will become Vice President and Controller effective January 31, 2001. Mr. Rose was appointed Vice President and Chief Information Officer in 1997.

He previously held the position of controller in the Computer Business for UNIX-based Computing Solutions, Enterprise Sales and HP's Consulting Business.

CAROLYN M. TICKNOR; AGE 53; PRESIDENT, IMAGING AND PRINTING SYSTEMS.

    Ms. Ticknor was named General Manager of the LaserJet Printer Group in 1994. She was elected a Vice President in 1995 when the group reorganized and was renamed the LaserJet Solutions Group. In 1999, she was elected President of Imaging and Printing Systems. Ms. Ticknor is a director of Stamps.com and Boise Cascade Corporation and serves on the Stanford Graduate School of Business Advisory Council. Ms. Ticknor plans to retire from her current post effective February 1, 2001.

ROBERT P. WAYMAN; AGE 55; EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION AND CHIEF FINANCIAL OFFICER.

    Mr. Wayman has served as an Executive Vice President responsible for finance and administration since December 1992 and Chief Financial Officer since 1984. Mr. Wayman is a director of CNF Transportation, Inc., Sybase Inc., and Portal Software, Inc. He also serves as a member of the Kellogg Advisory Board to Northwestern University School of Business and is Chairman of the Private Sector Council.

DUANE E. ZITZNER; AGE 53; PRESIDENT, COMPUTING SYSTEMS.

    Mr. Zitzner was elected a Vice President and named General Manager of the Personal Information Products Group in 1996. He continued as General Manager when Personal System Group became a group within the Computer Organization in 1997 and was named President of the Computer Products Organization in April 1999. Computer Products was renamed Computing Systems in November 1999.

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth on page 22 of the Notice and Proxy Statement, which page is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    Information regarding HP's compensation of its named executive officers is set forth on pages 23-39 of the Notice and Proxy Statement, which pages are incorporated herein by reference. Information regarding HP's compensation of its directors is set forth on page 9 of the Notice and Proxy Statement, which page is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding security ownership of certain beneficial owners and management is set forth on pages 18-21 of the Notice and Proxy Statement, which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information regarding certain relationships and related transactions is set forth on page 9 of the Notice and Proxy Statement, which page is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

    1.  All Financial Statements:

        The following financial statements are filed as part of this report under Item 8 - "Financial Statements and Supplementary Data."

        Report of Independent Auditors..............................     27

        Report of Independent Accountants...........................     28

        Consolidated Statement of Earnings..........................     29

        Consolidated Balance Sheet..................................     30

        Consolidated Statement of Cash Flows........................     31

        Consolidated Statement of Stockholders' Equity..............     32

        Notes to Consolidated Financial Statements..................     33

        Quarterly Summary...........................................     60

    2.  Financial Statement Schedules:

        Schedule II -- Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2000.

        All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

                                                                     SCHEDULE II

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 YEARS ENDED OCTOBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Allowance for doubtful accounts--Accounts and financing
  receivables:
  Balance, beginning of period..............................   $ 261      $ 172      $ 165
  Additions to allowance....................................     182        140         64
  Deductions, net of recoveries.............................    (203)       (51)       (57)
                                                               -----      -----      -----
  Balance, end of period....................................   $ 240      $ 261      $ 172
                                                               =====      =====      =====

    3.  Exhibits:

    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. HP shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

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

3(a)                    Registrant's Certificate of Incorporation, which appears as
                        Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended April 30, 1998, which exhibit is incorporated herein by reference.

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

4(b)                    Supplemental Indenture dated as of March 16, 2000 among
                        Registrant and Chase Trust Company of California regarding
                        Liquid Yield Option Notes due 2017, which appears as
                        Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended July 31, 2000, which exhibit is incorporated herein by reference.

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

10(c)                   Registrant's Excess Benefit Retirement Plan, amended and
                        restated as of November 1, 1999, which appears as
                        Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended July 31, 2000, which exhibit is incorporated herein by reference.*

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

10(i) Registrant's Executive Deferred Compensation Plan, Amended and Restated effective November 1, 2000.

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

10(w)                   Registrant's 2000 Stock Plan which appears as Exhibit 4.1 to
                        Registrant's Form S-8 filed on April 28, 2000, which exhibit is incorporated herein by reference.*

10(x)                   Registrant's 2000 Employee Stock Purchase Plan which appears as Exhibit 4.2 to Registrant's Form S-8 filed on April 28,
                        2000, which exhibit is incorporated herein by reference.*

10(y)                   Registrant's Executive Pay-For-Results Plan (Amended and
                        Restated as of November 1, 2000).*

10(z)                   Registrant's Pay-For-Results Short-Term Bonus Plan
                        (Effective November 1, 2000).*

11                      Not applicable.

12                      Statement of Computation of Ratio of Earnings to Fixed
                        Charges.

13-15                   Not applicable.

16                      Letter regarding change in independent accountants.

17                      Not applicable.

18                      None.

19-20                   Not applicable.

21                      Subsidiaries of Registrant as of January 22, 2001.

22                      None.

23.1                    Consent of Independent Auditors.

23.2                    Consent of Independent Accountants.

24                      Powers of Attorney. Contained in page 70 of this Annual
                        Report on Form 10-K and incorporated herein by reference.

25-27                   Not applicable.

28                      None.

99                      2000 Employee Stock Purchase Plan Annual Report on
                        Form 11-K.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.

    Exhibit numbers may not correspond in all cases to those numbers in
Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.

    (b) Reports on Form 8-K

    On August 18, 2000, HP filed a report on Form 8-K, which reported under
Item 5 that our Board of Directors approved a two-for-one stock split, in the form of a stock dividend, which would result in the issuance on October 27, 2000 of one additional share of HP common stock for every share of common stock outstanding for stockholders of record as of the close of business on September 27, 2000.

    On September 12, 2000 HP filed a report on Form 8-K, which reported under
Item 5 that HP confirmed published reports that it was in discussions with PricewaterhouseCoopers LLP ("PwC") with respect to a possible acquisition by HP of PwC's global management and information technology consulting practice (the "MCS business"). The report provided further that terms of the transaction had not been agreed upon, and significant issues remained to be resolved.

    On September 18, 2000, HP filed a report on Form 8-K, which reported under
Item 5 that the President and Chief Executive Officer of HP, Carly Fiorina, spoke at the SG Cowen Fall Investor Conference regarding HP's recent initiatives. Portions of the speech concerned HP's proposed acquisition of PwC's MCS business.

    On September 22, 2000, HP filed a report on Form 8-K, which reported under
Item 4 that, as a result of concerns by both HP and PwC regarding the timing of the completion of HP's audit for the fiscal year ending October 31, 2000 (the "2000 Audit") in light of the potential loss of independence of PwC because of the possible acquisition of PwC's global management and information technology consulting practice (the "Potential Acquisition"), HP terminated PwC's engagement as HP's independent public accountants with respect to the 2000 Audit. On September 21, 2000, HP retained Ernst & Young as its independent public accountants with respect to the 2000 Audit.

    On October 25, 2000, HP filed a report on Form 8-K, which reported under
Item 5 that on October 24, 2000, HP and Bluestone Software, Inc. ("Bluestone") announced that the companies reached a definitive agreement under which HP would acquire Bluestone in a stock-for-stock merger. Under the terms of the agreement, Bluestone shareowners would receive 0.2433 pre-split shares of HP common stock. The transaction was intended to be tax-free to Bluestone's shareowners and would be accounted for as a purchase. The completion of the transaction would be subject to closing conditions and the approval of Bluestone shareowners.

    On November 13, 2000, HP filed a report on Form 8-K, which reported under
Item 5 that it had terminated discussions with PwC regarding the potential acquisition of the MCS business, and also provided earnings information for the fourth quarter and full fiscal year.

    On December 6, 2000, HP filed a report on Form 8-K, which reported under
Item 9 that on December 6, 2000, HP held a simultaneous analyst presentation and audio webcast to discuss fiscal year 2000 results and fiscal year 2001 outlook and other business information.

    On January 11, 2001, HP filed a report on Form 8-K, which reported under
Item 5 the issuance of a press release relating to HP's fiscal year 2001 first quarter and full year guidance.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 2001                                 HEWLETT-PACKARD COMPANY

                                                       By:              /s/ ANN O. BASKINS
                                                            -----------------------------------------
                                                                          Ann O. Baskins
                                                               VICE PRESIDENT, GENERAL COUNSEL AND
                                                                            SECRETARY

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

                      SIGNATURE                                  TITLE(S)                   DATE
                      ---------                                  --------                   ----
               /s/ CARLETON S. FIORINA                 Chairman, President and Chief
     -------------------------------------------       Executive Officer (Principal   January 22, 2001
                 Carleton S. Fiorina                   Executive Officer)

                                                       Executive Vice President,
                /s/ ROBERT P. WAYMAN                   Finance and Administration,
     -------------------------------------------       Chief Financial Officer        January 22, 2001
                  Robert P. Wayman                     (Principal Financial Officer)
                                                       and Director

              /s/ RAYMOND W. COOKINGHAM                Vice President and Controller
     -------------------------------------------       (Principal Accounting          January 22, 2001
                Raymond W. Cookingham                  Officer)

                /s/ PHILIP M. CONDIT
     -------------------------------------------       Director                       January 22, 2001
                  Philip M. Condit

                /s/ PATRICIA C. DUNN
     -------------------------------------------       Director                       January 22, 2001
                  Patricia C. Dunn

                      SIGNATURE                                  TITLE(S)                   DATE
                      ---------                                  --------                   ----
                    /s/ SAM GINN
     -------------------------------------------       Director                       January 22, 2001
                      Sam Ginn

               /s/ RICHARD A. HACKBORN
     -------------------------------------------       Director                       January 22, 2001
                 Richard A. Hackborn

                /s/ WALTER B. HEWLETT
     -------------------------------------------       Director                       January 22, 2001
                  Walter B. Hewlett

              /s/ GEORGE A. KEYWORTH II
     -------------------------------------------       Director                       January 22, 2001
                George A. Keyworth II

             /s/ ROBERT E. KNOWLING, JR.
     -------------------------------------------       Director                       January 22, 2001
               Robert E. Knowling, Jr.

                  /s/ SUSAN P. ORR
     -------------------------------------------       Director                       January 22, 2001
                    Susan P. Orr

[5980-4240EN]

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

                 3(a)   Registrant's Certificate of Incorporation, which appears as
                        Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended April 30, 1998, which exhibit is incorporated herein by reference.

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

                 4(b)   Supplemental Indenture dated as of March 16, 2000 among
                        Registrant and Chase Trust Company of California regarding
                        Liquid Yield Option Notes due 2017, which appears as
                        Exhibit 4(b) to Registrant's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended July 31, 2000, which exhibit is incorporated herein by reference.

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

                10(c)   Registrant's Excess Benefit Retirement Plan, amended and
                        restated as of November 1, 1999, which appears as
                        Exhibit 10(c) to Registrant's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended July 31, 2000, which exhibit is incorporated herein by reference.*

                10(d)   Registrant's 1990 Incentive Stock Option Plan, as amended, which appears as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999,
                        which exhibit is incorporated herein by reference.*

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

                10(i) Registrant's Executive Deferred Compensation Plan, Amended and Restated effective November 1, 2000.

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

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

                10(w)   Registrant's 2000 Stock Plan which appears as Exhibit 4.1 to
                        Registrant's Form S-8 filed on April 28, 2000, which
                        exhibit is incorporated herein by reference.*

                10(x)   Registrant's 2000 Employee Stock Purchase Plan which appears as Exhibit 4.2 to Registrant's Form S-8 filed on April 28,
                        2000, which exhibit is incorporated herein by reference.*

                10(y)   Registrant's Executive Pay-For-Results Plan (Amended and
                        Restated as of November 1, 2000).*

                10(z)   Registrant's Pay-For-Results Short-Term Bonus Plan
                        (Effective November 1, 2000).*

                   11   Not applicable.

                   12   Statement of Computation of Ratio of Earnings to Fixed
                        Charges.

                13-15   Not applicable.

                   16   Letter regarding change in independent accountants.

                   17   Not applicable.

                   18   None.

                19-20   Not applicable.

                   21   Subsidiaries of Registrant as of January 22, 2001.

                   22   None.

                 23.1   Consent of Independent Auditors.

                 23.2   Consent of Independent Accountants.

                   24   Powers of Attorney. Contained in page 70 of this Annual
                        Report on Form 10-K and incorporated herein by reference.

                25-27   Not applicable.

                   28   None.

                   99   2000 Employee Stock Purchase Plan Annual Report on
                        Form 11-K.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.