Form 10-Q
period 2001-01-31
HEWLETT PACKARD CO
filed 2001-03-16
CIK 47217

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                         OUTSTANDING AT FEBRUARY 28, 2001
                  -----                         --------------------------------
      Common Stock, $0.01 par value                   1,942,829,048 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
Part I.   Financial Information

          Item 1.  Financial Statements.

                   Consolidated Condensed Statement of Earnings
                   Three months ended January 31, 2001 and 2000 (Unaudited)....      3

                   Consolidated Condensed Balance Sheet
                   January 31, 2001 (Unaudited) and October 31, 2000...........      4

                   Consolidated Condensed Statement of Cash Flows
                   Three months ended January 31, 2001 and 2000 (Unaudited)....      5

                   Notes to Consolidated Condensed Financial Statements
                   (Unaudited).................................................      6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     15

          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................     25

Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders.........     26

          Item 6.  Exhibits and Reports on Form 8-K............................     26

Signature......................................................................     28

Exhibit Index..................................................................     29

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net revenue:
  Products..................................................  $ 9,997    $ 9,961
  Services..................................................    1,951      1,712
                                                              -------    -------
    Total net revenue.......................................   11,948     11,673
Costs and expenses:
  Cost of products sold and services........................    8,703      8,349
  Research and development..................................      673        607
  Selling, general and administrative.......................    1,935      1,765
                                                              -------    -------
    Total costs and expenses................................   11,311     10,721
                                                              -------    -------
Earnings from operations....................................      637        952
Interest income and other, net..............................      212        163
Interest expense............................................       89         56
Impairment losses on investments............................      365         --
                                                              -------    -------
Earnings before extraordinary item and taxes................      395      1,059
Provision for taxes.........................................       90        265
                                                              -------    -------
Net earnings before extraordinary item......................      305        794
Extraordinary item--gain on early extinguishment of debt,
  net of taxes..............................................       23         --
                                                              -------    -------
Net earnings................................................  $   328    $   794
                                                              =======    =======
Basic net earnings per share:
  Net earnings before extraordinary item....................  $  0.16    $  0.40
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................     0.01         --
                                                              -------    -------
  Net earnings..............................................  $  0.17    $  0.40
                                                              =======    =======
Diluted net earnings per share:
  Net earnings before extraordinary item....................  $  0.16    $  0.38
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................     0.01         --
                                                              -------    -------
  Net earnings..............................................  $  0.17    $  0.38
                                                              =======    =======

Cash dividends declared per share...........................  $  0.16    $  0.16

Average number of shares and share equivalents:
  Basic.....................................................    1,930      1,997
  Diluted...................................................    1,996      2,086

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                        (IN MILLIONS, EXCEPT PAR VALUE)

                                                              JANUARY 31,   OCTOBER 31,
                                                                 2001          2000
                                                              -----------   -----------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 2,297       $ 3,415
  Short-term investments....................................        555           592
  Accounts receivable, net..................................      6,001         6,394
  Financing receivables, net................................      2,192         2,174
  Inventory.................................................      6,095         5,699
  Other current assets......................................      5,499         4,970
                                                                -------       -------
    Total current assets....................................     22,639        23,244
                                                                -------       -------
Property, plant and equipment (net of accumulated
  depreciation of $5,091 and $5,005 at January 31, 2001 and
  October 31, 2000, respectively)...........................      4,563         4,500
Long-term investments and other assets......................      6,177         6,265
                                                                -------       -------
Total assets................................................    $33,379       $34,009
                                                                =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and short-term borrowings...................    $ 2,321       $ 1,555
  Accounts payable..........................................      4,094         5,049
  Employee compensation and benefits........................      1,438         1,584
  Taxes on earnings.........................................      1,762         2,046
  Deferred revenues.........................................      1,902         1,759
  Other accrued liabilities.................................      3,708         3,204
                                                                -------       -------
    Total current liabilities...............................     15,225        15,197
                                                                -------       -------
Long-term debt..............................................      3,037         3,402
Other liabilities...........................................        981         1,201
Stockholders' equity:
  Preferred stock, $0.01 par value (300 shares authorized;
    none issued)............................................         --            --
  Common stock, $0.01 par value (4,800 shares authorized;
    1,943 and 1,947 shares issued and outstanding at January
    31, 2001 and October 31, 2000, respectively)............         19            19
  Retained earnings.........................................     14,100        14,097
  Accumulated other comprehensive income....................         17            93
                                                                -------       -------
    Total stockholders' equity..............................     14,136        14,209
                                                                -------       -------
Total liabilities and stockholders' equity..................    $33,379       $34,009
                                                                =======       =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net earnings..............................................  $   328    $   794
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................      286        275
    Impairment losses on investments........................      365         --
    Deferred taxes on earnings..............................      (52)      (413)
    Gain on early extinguishment of debt, net of taxes......      (23)        --
    Changes in assets and liabilities:
      Accounts and financing receivables....................      415        404
      Inventory.............................................     (396)      (237)
      Accounts payable......................................     (958)       333
      Taxes on earnings.....................................     (318)       217
      Other current assets and liabilities..................     (188)      (110)
      Other, net............................................       18       (128)
                                                              -------    -------
      Net cash (used in) provided by operating activities...     (523)     1,135
                                                              -------    -------
Cash flows from investing activities:
  Investment in property, plant and equipment...............     (484)      (339)
  Disposition of property, plant and equipment..............      163         76
  Purchases of investments..................................     (173)      (462)
  Maturities and sales of investments.......................      104        472
  Cash acquired through business acquisition................      163         --
                                                              -------    -------
      Net cash used in investing activities.................     (227)      (253)
                                                              -------    -------
Cash flows from financing activities:
  Increase (decrease) in notes payable and short-term
    borrowings..............................................      845     (2,495)
  Issuance of long-term debt................................       29         30
  Payment of long-term debt.................................     (221)      (337)
  Repurchase of zero-coupon subordinated convertible
    notes...................................................     (320)        --
  Issuance of common stock under employee stock plans.......       90        216
  Repurchase of common stock................................     (636)      (929)
  Dividends.................................................     (155)      (161)
                                                              -------    -------
      Net cash used in financing activities.................     (368)    (3,676)
                                                              -------    -------
Net cash provided by discontinued operations................       --        368
                                                              -------    -------
Decrease in cash and cash equivalents.......................   (1,118)    (2,426)
Cash and cash equivalents at beginning of period............    3,415      5,411
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 2,297    $ 2,985
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

    In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of January 31, 2001 and October 31, 2000, its results of operations for the three-month periods ended January 31, 2001 and 2000, and its cash flows for the three-month periods ended January 31, 2001 and 2000. All share and per-share amounts in prior periods have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

    The results of operations for the three-month period ended January 31, 2001 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in Items 7 and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B, which delayed the implementation date of SAB 101. In October 2000, the SEC issued additional guidance to supplement SAB 101 further. HP is required to adopt SAB 101 in the fourth quarter of fiscal year 2001 and is continuing to evaluate the potential impact that adoption will have on its consolidated financial statements.

NOTE 3: MARKETING REALIGNMENT

    In January 2001, HP's management approved a marketing realignment program to bring marketing resources in line with HP's streamlined organizational structure. The purpose of the program is to eliminate redundancies and focus marketing investments on programs that increase market impact. This marketing realignment program was implemented under the existing terms of an overall Workforce Management Program which defined the severance benefits for which employees are eligible based on years of service. Accrued costs of approximately $102 million before taxes were recorded as selling, general and administrative expense in the first quarter of fiscal year 2001. These costs represent estimated severance and other benefits related to the elimination of approximately 1,500 marketing positions worldwide, across all regions and job classes. HP expects that substantially all of the accrual will be paid out by the end of the second quarter of fiscal year 2001.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4: NET EARNINGS PER SHARE

    HP's basic earnings per share ("EPS") is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt.

    The following table includes a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. All share and per-share amounts reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

                                                               THREE MONTHS ENDED
                                                                   JANUARY 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 PER SHARE DATA)
Numerator:
  Net earnings before extraordinary item....................   $  305      $  794
  Adjustment for interest expense, net of income tax
    effect..................................................        6           6
                                                               ------      ------
  Net earnings before extraordinary item, adjusted..........      311         800
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................       23          --
                                                               ------      ------
  Net earnings, adjusted....................................   $  334      $  800
                                                               ======      ======

Denominator:
  Weighted-average shares outstanding.......................    1,930       1,997
  Effect of dilutive securities:
    Dilutive options and other stock-based awards...........       40          67
    Zero-coupon subordinated convertible notes due 2017.....       26          22
                                                               ------      ------
  Dilutive potential common shares..........................       66          89
                                                               ------      ------
  Weighted-average shares and dilutive potential common
    shares..................................................    1,996       2,086
                                                               ======      ======

Basic net earnings per share:
  Net earnings before extraordinary item....................   $ 0.16      $ 0.40
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................     0.01          --
                                                               ------      ------
  Net earnings..............................................   $ 0.17      $ 0.40
                                                               ======      ======

Diluted net earnings per share:
  Net earnings before extraordinary item....................   $ 0.16      $ 0.38
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................     0.01          --
                                                               ------      ------
  Net earnings..............................................   $ 0.17      $ 0.38
                                                               ======      ======

Average number of shares and share equivalents:
  Basic.....................................................    1,930       1,997
  Diluted...................................................    1,996       2,086

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 5: ACQUISITION

    In January 2001, HP acquired all of the outstanding stock of Bluestone Software, Inc. ("Bluestone") in exchange for $528 million of HP common stock and options. With this acquisition, HP expanded its Internet software offering by adding Bluestone's XML-based web application server and tools to its portfolio, forming the core of HP's middleware offering. The acquisition was recorded under the purchase method of accounting, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. HP recorded approximately $345 million of goodwill and identified intangibles in conjunction with the transaction. These intangible assets will be amortized on a straight-line basis over three years. In addition, HP recorded a pre-tax charge of approximately $19 million for in-process research and development at the time of acquisition because technological feasibility had not been established and no future alternative uses existed. Pro forma results of operations reflecting this acquisition have not been presented as such disclosure is not material.

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

    On November 1, 2000, HP adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard requires that all derivatives be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting
SFAS 133 as of November 1, 2000 was not material to HP's consolidated financial statements.

    HP is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. dollar. HP is also exposed to interest rate risk inherent in its debt and investment portfolios. HP's risk management strategy uses derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. HP's intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. HP does not enter into any speculative positions with regard to derivative instruments. HP enters into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which include sales by subsidiaries, and assets and liabilities that are denominated in currencies other than the U.S. dollar. HP's foreign currency hedges generally mature within six months. HP issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. Interest rate and foreign currency swaps are then used to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense and to neutralize exposure to changes in foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payment obligations and, when the underlying debt is denominated in a foreign currency, exchange of the foreign currency principal and interest obligations for U.S. dollar-denominated amounts.

    HP records all derivatives on the balance sheet at fair value. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) hedged risk, are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period.

    For foreign currency forward contracts, hedge effectiveness is measured by comparing the cumulative change in the hedged contract with the cumulative change in the hedged item, both of which are based on forward rates. For foreign currency option contracts, only the intrinsic value of the option based on spot rates is used in assessing hedge effectiveness. Accordingly, the time value of the option is excluded in calculating effectiveness and reported in earnings immediately. For interest rate swaps, the critical terms of the interest rate swap and hedged item are designed to match up when possible, enabling the short-cut method of accounting as defined by SFAS 133. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings immediately.

    HP reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Ineffectiveness related to interest rate swaps is reported in interest income or expense. Hedge ineffectiveness was not material in the first quarter of fiscal 2001. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

    At January 31, 2001, the net fair value of derivatives designated as fair value hedges of debt instruments was $90 million, of which $114 million was recorded in long-term investments and other assets and $24 million in other accrued liabilities. The net fair value of foreign currency-related derivatives designated as cash flow hedges or fair value hedges was $51 million. Of this amount, $103 million was recorded in other current assets, $96 million in long-term investments and other assets and $148 million in other accrued liabilities. At January 31, 2001, HP also had $19 million in net fair value of derivatives which it elected not to designate as hedges, of which $93 million was recorded in other current assets and $74 million was recorded in other accrued liabilities. Derivatives that were not designated as hedges under SFAS 133 consisted primarily of forwards used to hedge foreign currency balance sheet exposures and warrants in companies acquired as part of strategic partnerships. Although forward contracts for balance sheet hedging are not specifically designated as hedges, the gains and losses on forward contracts used to hedge balance sheet exposures are recognized in other income and expense in the same period as the remeasurement on the related foreign currency denominated assets and liabilities. Warrants which contain net settlement provisions or are readily convertible to cash are recorded at fair value with changes in fair value recognized in other income and expense in the current period. HP estimates the fair values on derivatives based on quoted market prices or pricing models using current market rates.

    At January 31, 2001, HP had approximately $37 million of unrealized losses on derivative instruments, net of taxes, in accumulated other comprehensive income. HP expects that $44 million of net losses after taxes will be reclassified to earnings within one year, and approximately $7 million of net gains after taxes will be reclassified to earnings after one year.

NOTE 7: INVESTMENTS IN EQUITY AND DEBT SECURITIES

    HP's investments in marketable equity securities are classified as available-for-sale and investments in debt securities are classified as either available-for-sale or held-to-maturity. Investments classified as available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, included in accumulated other comprehensive income as a separate component of stockholders' equity. Fair values

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7: INVESTMENTS IN EQUITY AND DEBT SECURITIES (CONTINUED) for available-for-sale securities are estimated based on quoted market prices or pricing models using current market rates. Investments classified as held-to-maturity securities are carried at amortized cost.

    In connection with the adoption of SFAS 133 on November 1, 2000, HP elected to reclassify investments in debt securities with a net book value of $967 million from held-to-maturity to available-for-sale. The unrealized loss on these securities, net of taxes, was $5 million at the time of the reclassification and was recorded in accumulated other comprehensive income as part of the cumulative effect of adopting SFAS 133. This election was made because HP may sell these securities in the future due to changes in related tax laws. No sales of these investments have been made to date.

    HP's available-for-sale securities consist of long-term corporate equity securities and investments in debt securities which are classified as short-term investments and long-term investments and other assets in the accompanying Consolidated Condensed Balance Sheet. As of January 31, 2001, these securities were recorded at an estimated fair value of $1,147 million, with a cost basis of $1,056 million. As of January 31, 2001, gross unrealized gains were $162 million and gross unrealized losses were $71 million. As of October 31, 2000, available-for-sale securities were recorded at an estimated fair value of $328 million, with a cost basis of $176 million. As of October 31, 2000, gross unrealized gains were $216 million and gross unrealized losses were $64 million. The increase in available-for-sale securities from October 31, 2000 to January 31, 2001 is due primarily to the reclassification of debt securities discussed above.

    For the three months ended January 31, 2001, proceeds from sales of available-for-sale securities were $16 million and gross realized gains were $15 million. There were no sales of available-for-sale securities in the first quarter of fiscal year 2000. The specific identification method is used to account for gains and losses on available-for-sale securities.

    Investments in debt securities held-to-maturity are included in short-term investments and long-term investments and other assets in the accompanying Consolidated Condensed Balance Sheet. The amortized cost basis of these securities was $220 million as of January 31, 2001 and $1,106 million as of October 31, 2000. The estimated fair value of held-to-maturity securities approximated their cost basis at January 31, 2001 and October 31, 2000.

    HP's investment portfolio includes the marketable equity securities and debt securities discussed above, as well as equity and debt investments in privately-held emerging market companies. Many of these private companies are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. These private company investments are carried at cost, subject to adjustment for impairment. Due to the recent economic downturn, HP recorded an impairment loss of $365 million on its investments in both public and private emerging market companies. As of January 31, 2001, the cost basis of the portion of HP's remaining investment portfolio related to emerging market companies was approximately $310 million. Given current market conditions, HP may incur additional charges on this investment portfolio in the future.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8: INVENTORY

                                                         JANUARY 31,   OCTOBER 31,
                                                            2001          2000
                                                         -----------   -----------
                                                               (IN MILLIONS)
Finished goods.........................................     $4,452        $4,251
Purchased parts and fabricated assemblies..............      1,643         1,448
                                                            ------        ------
                                                            $6,095        $5,699
                                                            ======        ======

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                             (IN MILLIONS)
Non-cash transactions:
  Net issuances (forfeitures) of common stock for
    employee benefit plans:
    Restricted stock and other..........................    $(15)      $(73)
    Employer matching contributions for 401(k) and
      employee stock purchase plans.....................      22         26
  Issuance of common stock and options for business
    acquisition.........................................     528         --

NOTE 10: INCOME TAXES

    Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective income tax rate varies from the U.S. federal statutory income tax rate primarily because of the mix of HP's pre-tax earnings in various tax jurisdictions throughout the world.

NOTE 11: EXTRAORDINARY ITEM

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, HP may repurchase the notes from time to time at varying prices. In the first quarter of fiscal 2001, HP repurchased $600 million in face value of the notes with a book value of $356 million, resulting in an extraordinary gain on the early extinguishment of debt of $23 million (net of related taxes of $13 million). As of January 31, 2001, the notes had a remaining book value of $825 million.

    Between February 1 and March 15, 2001, HP repurchased an additional
$227 million in face value of the notes with a book value of $135 million, resulting in an extraordinary gain on the early extinguishment of debt of $9 million (net of related taxes of $6 million). As of March 15, 2001, the notes had a remaining book value of $692 million.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 12: STOCKHOLDERS' EQUITY

    As of January 31, 2001, HP had 4.8 billion shares of authorized common stock. At the Annual Meeting of Shareowners held on February 27, 2001, HP stockholders approved an amendment of HP's Certificate of Incorporation to increase the number of authorized shares of common stock to 9.6 billion shares.

    HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and under a separate incremental plan authorizing purchases in the open market or in private transactions. At October 31, 2000, HP had authorization for future repurchases of $868 million of common stock under the two programs. In
November 2000, HP's Board of Directors authorized an additional $2.0 billion of future repurchases under these two programs in the aggregate. During the first quarter of fiscal 2001, 18,600,000 shares were repurchased under these plans for an aggregate price of $636 million. As of January 31, 2001, HP had authorization for remaining future repurchases under the two programs of approximately
$2.2 billion. In the first quarter of fiscal 2000, 17,714,200 shares were repurchased under these plans for $929 million. The number of shares repurchased for the first quarter of fiscal 2000 has been adjusted to reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

NOTE 13: COMPREHENSIVE INCOME

    Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities and derivative instruments, which also include the cumulative effect of adopting SFAS 133. Comprehensive income, net of taxes, for the three months ended January 31 were as follows:

                                            THREE MONTHS ENDED   THREE MONTHS ENDED
                                             JANUARY 31, 2001     JANUARY 31, 2000
                                            ------------------   ------------------
                                                         (IN MILLIONS)
Net earnings..............................         $328                 $794
Change in net unrealized gain (loss) on
  derivative instruments..................           53                   --
Net gains on derivative instruments
  reclassified from accumulated other
  comprehensive income into revenues......          (90)                  --
Change in net unrealized gain (loss) on
  available-for-sale securities...........          (39)                 143
                                                   ----                 ----
Comprehensive income......................         $252                 $937
                                                   ====                 ====

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 13: COMPREHENSIVE INCOME (CONTINUED)
    The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                         JANUARY 31,    OCTOBER 31,
                                                             2001           2000
                                                         ------------   ------------
                                                                (IN MILLIONS)
Net unrealized gain on available-for-sale securities...      $ 54           $93
Net unrealized loss on derivative instruments..........       (37)           --
                                                             ----           ---
Accumulated other comprehensive income.................      $ 17           $93
                                                             ====           ===

NOTE 14: SEGMENT INFORMATION

    HP is a leading global provider of computing and imaging solutions and services for business and home, and is focused on capitalizing on the opportunities of the Internet and the emergence of next-generation appliances, e-services and infrastructure. As of January 31, 2001, HP organized its operations into three major businesses: Imaging and Printing Systems, Computing Systems and IT Services.

    In the second and third quarters of fiscal 2000 and the first quarter of fiscal 2001, HP made certain strategic changes to its organizational structure. The changes to the organizational structure included the movement of its Embedded and Personal Systems and VeriFone businesses from the Computing Systems segment to separate operating segments, and the movement of the majority of its services business related to imaging and printing from the Imaging and Printing Systems segment to its IT Services segment. The Embedded and Personal Systems and VeriFone operating segments are now included in "All Other" as they do not meet the materiality threshold for a reportable segment. Segment financial data for the three-month period ended January 31, 2000 has been restated to reflect these organizational changes.

    A significant portion of each segment's expenses arise from shared services and infrastructure that HP has historically provided to the segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. In the first quarter of fiscal year 2001, HP implemented a new management reporting system. This change in the reporting environment included a revised allocation methodology for shared services and infrastructure. HP believes these allocation changes resulted in a better reflection of the utilization of services provided to or benefits received by the segments. Segment financial data for the three-month period ended January 31, 2000 has been restated to reflect these changes.

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

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 14: SEGMENT INFORMATION (CONTINUED)
    The table below presents selected financial information for each reportable segment:

                                                 IMAGING AND
                                                  PRINTING     COMPUTING      IT        ALL       TOTAL
                                                   SYSTEMS      SYSTEMS    SERVICES    OTHER     SEGMENTS
                                                 -----------   ---------   --------   --------   --------
                                                                      (IN MILLIONS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2001:
Net revenue from external customers............     $5,042      $4,854      $1,891      $331     $12,118
Intersegment net revenue.......................         --          67          --        --          67
                                                    ------      ------      ------      ----     -------
  Total net revenue............................     $5,042      $4,921      $1,891      $331     $12,185
                                                    ======      ======      ======      ====     =======

Earnings (loss) from operations................     $  644      $  (19)     $  101      $(60)    $   666
                                                    ======      ======      ======      ====     =======

FOR THE THREE MONTHS ENDED JANUARY 31, 2000:
Net revenue from external customers............     $5,032      $4,785      $1,673      $299     $11,789
Intersegment net revenue.......................          2          52           3        19          76
                                                    ------      ------      ------      ----     -------
  Total net revenue............................     $5,034      $4,837      $1,676      $318     $11,865
                                                    ======      ======      ======      ====     =======

Earnings (loss) from operations................     $  683      $  190      $  125      $(28)    $   970
                                                    ======      ======      ======      ====     =======

    The following is a reconciliation of segment information to HP consolidated totals:

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
NET REVENUE:
Total segments..............................................  $12,185    $11,865
Financing interest income reclassification..................     (103)       (82)
Elimination of intersegment net revenue and other...........     (134)      (110)
                                                              -------    -------
  Total HP consolidated.....................................  $11,948    $11,673
                                                              =======    =======

EARNINGS FROM OPERATIONS BEFORE EXTRAORDINARY ITEM AND
  TAXES:
Total segment earnings from operations......................  $   666    $   970
Net financing interest reclassification.....................      (40)       (39)
Interest income and other, net..............................      212        163
Interest expense............................................      (89)       (56)
Impairment losses on investments............................     (365)        --
Corporate and unallocated costs, and eliminations...........       11         21
                                                              -------    -------
  Total HP consolidated.....................................  $   395    $ 1,059
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

    THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT, IF THEY NEVER MATERIALIZE OR PROVE INCORRECT, COULD CAUSE THE RESULTS OF HP TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING STATEMENTS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; ANY STATEMENTS OF BELIEF; AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. THE RISKS, UNCERTAINTIES AND ASSUMPTIONS REFERRED TO ABOVE INCLUDE THE ABILITY OF HP TO RETAIN AND MOTIVATE KEY EMPLOYEES; THE TIMELY DEVELOPMENT, PRODUCTION AND ACCEPTANCE OF PRODUCTS AND SERVICES AND THEIR FEATURE SETS; THE CHALLENGE OF MANAGING ASSET LEVELS, INCLUDING INVENTORY; THE FLOW OF PRODUCTS INTO THIRD-PARTY DISTRIBUTION CHANNELS; THE DIFFICULTY OF KEEPING EXPENSE GROWTH AT MODEST LEVELS WHILE INCREASING REVENUES; AND OTHER RISKS THAT ARE DESCRIBED FROM TIME TO TIME IN HP'S SECURITIES AND EXCHANGE COMMISSION REPORTS, INCLUDING BUT NOT LIMITED TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2000 AND SUBSEQUENTLY FILED REPORTS. HP ASSUMES NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

OVERVIEW

    The following is a summary of operating results at the HP consolidated level. This discussion is followed by a more detailed discussion of operating results by segment.

NET REVENUE

    Net revenue for the first quarter ended January 31, 2001 was $11.9 billion, an increase of 2% from the same period in fiscal 2000. This increase resulted primarily from growth in the IT Services and Computing Systems business segments. Net revenue for the IT Services segment grew 13% in the first quarter of 2001 compared to the same period a year ago, while the Computing Systems segment grew 2%. The Imaging and Printing segment revenue remained relatively flat compared to the first quarter of last year. Overall, product sales for the first quarter were relatively flat, while service revenue grew 14% over the corresponding period in fiscal 2000. International revenue grew 8% to $7.2 billion while U.S. revenue declined 6% to $4.7 billion from the same period a year ago. International growth was fueled by strong performance in Latin America and the Asia Pacific region. The recent economic downturn contributed significantly to the decline in U.S. revenues. Fluctuations in foreign currency rates adversely impacted year-over-year revenue growth for the company as a whole by approximately 5 percentage points due mainly to the weakening of the Euro.

COSTS, EXPENSES AND EARNINGS

    Costs, expenses and earnings as a percentage of net revenue were as follows:

                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Cost of products sold and services......................    72.8%      71.5%
Research and development................................     5.6%       5.2%
Selling, general and administrative.....................    16.2%      15.1%
Earnings from operations................................     5.3%       8.2%
Net earnings before extraordinary item..................     2.6%       6.8%

COST OF PRODUCTS SOLD AND SERVICES

    Cost of products sold and services as a percentage of net revenue was 72.8% in the first quarter of fiscal 2001 compared to 71.5% in the same period for fiscal 2000. The 1.3 percentage point increase in the cost of sales ratio was driven by increases across all of the segments. We expect continued upward pressure on cost of products sold and services as a percentage of net revenue due primarily to continued competitive pricing pressures, particularly in low-end printers and the consumer and business PC markets.

OPERATING EXPENSES

    In January 2001, HP's management approved a marketing realignment program to bring marketing resources in line with our streamlined organizational structure. The purpose of the program is to eliminate redundancies and focus marketing investments on programs that increase market impact. This marketing realignment program was implemented under the existing terms of an overall Workforce Management Program which defined the severance benefits for which employees are eligible based on years of service. Accrued costs of approximately $102 million before taxes were recorded as selling, general and administrative expense in the first quarter of fiscal year 2001. These costs represent estimated severance and other benefits related to the elimination of approximately 1,500 marketing positions worldwide, across all regions and job classes. We expect that substantially all of the accrual will be paid out by the end of the second quarter of fiscal year 2001.

    Research and development expense increased 11% over the corresponding period last year. After adjusting for $19 million of in-process research and development costs related to the Bluestone acquisition in the first quarter of fiscal 2001, research and development expense growth was 8%. The adjusted growth was due primarily to an increase in spending related to development of new Unix-Registered Trademark-(1) and storage products in the Computing Systems segment.

    Selling, general and administrative expenses increased 10% in the first quarter of fiscal 2001 over the same period in fiscal 2000 and increased 4% after adjusting for the marketing realignment costs. The adjusted growth resulted primarily from significant hiring in our sales organization to support future growth and increased marketing expenses from the continued introduction of new products. Selling, general and administrative expense growth was moderated as a result of cost controls implemented in the first quarter of fiscal 2001.

INTEREST INCOME AND OTHER, NET

    Interest income and other, net, increased by $49 million in the first quarter of fiscal 2001 compared to the same period in fiscal 2000. The increase was mainly attributable to gains on unhedged foreign currency exposure on balance sheet remeasurement.

IMPAIRMENT LOSSES ON INVESTMENTS

    HP's investment portfolio includes equity and debt investments in public and privately-held emerging market companies. Many of these companies are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Due to the recent economic downturn, we recorded an impairment loss of $365 million on our investments in both public and private emerging market companies. Given current market conditions, we may incur additional charges on our investment portfolio in the future.

------------------------

(1)  UNIX-Registered Trademark- is a registered trademark of The Open Group.

TAXES

    HP's effective tax rate before the extraordinary item was approximately 23% in the first quarter of fiscal 2001. Excluding the impact of non-deductible charges for amortization of goodwill, in-process research and development and other acquisition-related charges, our effective tax rate was 22%, down from a tax rate of approximately 23% for the full year in fiscal 2000 and approximately 25% for the first quarter of fiscal 2000. This decline was primarily the result of changes in the mix of our pre-tax earnings in various tax jurisdictions throughout the world.

NET EARNINGS BEFORE EXTRAORDINARY ITEM

    Net earnings before extraordinary item decreased 62% to $305 million in the first quarter of fiscal 2001 compared to the same period in fiscal 2000. As a percentage of net revenue, net earnings before extraordinary item were 2.6% in the first quarter of 2001, compared to 6.8% in the same quarter of 2000.

EXTRAORDINARY ITEM

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In the first quarter of fiscal 2001, we repurchased $600 million in face value of the notes with a book value of $356 million, resulting in an extraordinary gain on the early extinguishment of debt of $23 million (net of related taxes of $13 million).

SEGMENT INFORMATION

    The following is a discussion of operating results for each of HP's business segments. A description of the products and services for each segment can be found in Note 16 to the Consolidated Financial Statements in the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2000. Quarterly financial data for each segment can be found in Note 14 to these Consolidated Condensed Financial Statements. Segment financial data for the three months ended January 31, 2000 has been restated to reflect changes in HP's organizational structure and management reporting system that occurred in the second and third quarters of fiscal 2000 and the first quarter of fiscal 2001. These changes are more fully described in Note 14 to the Consolidated Condensed Financial Statements. The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of January 31, 2001. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

IMAGING AND PRINTING SYSTEMS

                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                             (IN MILLIONS)
Net revenue.............................................   $5,042     $5,034
Earnings from operations................................   $  644     $  683

    Imaging and Printing Systems' net revenue grew 0.2% for the quarter ended January 31, 2001 compared to the same period in 2000. While overall net revenue growth was relatively flat, Imaging and Printing Systems experienced strong growth in printer supplies and imaging devices, offset by declines in both LaserJet and InkJet printer hardware sales. Unfavorable foreign currency effects, particularly in Europe, as well as slowing markets in all regions, also moderated the segment's revenue growth during the first quarter of fiscal 2001.

    Net revenue growth in printer supplies reflected continued expansion in the installed base and a positive mix shift to color LaserJet supplies. Revenue growth in imaging devices was fueled by strong unit growth in all-in-one products, scanners, and PhotoSmart printers and cameras. The increase in imaging revenues was partially offset by declines in average selling prices as demand continues to grow for lower-priced products. LaserJet and InkJet printer hardware sales decreased year-over-year as a result of softening demand. Revenue for LaserJet printers was particularly affected by the market slowdown and European foreign currency effects. While there was continued strong growth in color laser printer sales, it did not fully offset an expected decline in monochrome laser printer sales. Net revenue for InkJet printers declined as a result of flat unit growth and a shift to lower-priced products.

    Earnings from operations as a percentage of net revenue was 12.8% for the quarter ended January 31, 2001 compared to 13.6% for the same period in 2000. This decline was driven by a slight decrease in gross margins, which was mainly attributable to a shift toward lower-priced InkJet and imaging devices, as well as higher component costs related to the strong Japanese yen. This negative impact was offset in part by favorable gross margins in printer supplies due to economies of scale from increased production levels. In addition, operating expenses grew only slightly from the same period a year ago due to effective expense management.

COMPUTING SYSTEMS

                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                             (IN MILLIONS)
Net revenue.............................................   $4,921     $4,837
Earnings from operations................................   $  (19)    $  190

    Computing Systems' net revenue grew 2% for the quarter ended January 31, 2001 compared to the same period in 2000. Net revenue growth was driven by solid performance in notebook PCs, enterprise storage, Unix-Registered Trademark-servers and software. This growth was partially offset by revenue declines in commercial desktop PCs and PC servers due in part to an overall market slowdown.

    Within the PC business, a strong increase in notebook PC revenues was substantially offset by a decline in commercial desktop PC revenues. Notebook PC revenue growth was driven by a very strong increase in units, partially offset by declines in average selling prices. The decrease in commercial desktop PC revenue reflected both the effects of the PC market slowdown and the continued shift toward mobile computing. A decline in PC server revenues also negatively impacted revenue growth in the Computing Systems segment. This decrease resulted largely from softened demand, competitive pricing pressures and issues in the commercial channel. Enterprise storage revenues increased compared to the first quarter of 2000 due to continued strength in sales of the XP512 product, our core storage offering, and Storage Area Network solutions. Net revenue growth in Unix-Registered Trademark- servers was fueled by increased sales in the low-end and mid-range categories. This growth reflects higher selling prices due to the continued shift to more richly configured systems as well as increased volume in the low-end category. High-end Unix-Registered Trademark- server revenue declined from the same period a year ago because our new high-end server did not begin shipping in volume until January 2001. In addition, overall Unix-Registered Trademark- server revenue was moderated by issues in the commercial channel. Net revenue growth in software was driven primarily by OpenView, our services management offering.

    Earnings from operations as a percentage of net revenues was (0.4)% for the quarter ended January 31, 2001, compared to 3.9% for the same period in 2000. The decline in the earnings from operations ratio was mainly attributable to an increase in operating expenses. These increases were the result of significant hiring in the sales organization during the quarter to support future growth, as well as investments in research and development for new
Unix-Registered Trademark- server and storage products. The earnings from operations ratio was also negatively impacted by gross margin declines, reflecting the overall market slowdown and competitive pricing pressures, primarily in PC servers and home PCs. These declines were partially offset by a shift to higher-margin Unix-Registered Trademark- server and enterprise storage products.

IT SERVICES

                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                             (IN MILLIONS)
Net revenue.............................................   $1,891     $1,676
Earnings from operations................................   $  101     $  125

    IT Services' net revenue increased 13% for the quarter ended January 31, 2001 compared to the same period in 2000. Net revenue growth was driven primarily by strong performance in consulting services as well as solid sales in our customer support and financing businesses.

    The net revenue growth in consulting was fueled by the investment in headcount during fiscal 2000, which has enabled HP to pursue larger and more profitable engagements in fiscal 2001. Consulting revenues reflected strong demand for communications solutions and implementation of Customer Relationship Management ("CRM") applications. Customer support revenues have been positively impacted by growth in mission critical support services and emerging businesses such as networking services. Revenue growth in our financing business has resulted from a shift in mix toward operating leases.

    Earnings from operations as a percentage of net revenue was 5.3% for the quarter ended January 31, 2001 compared to 7.5% for the same period in 2000. The decrease was driven largely by declines in gross margins in our customer support and financing businesses. The declines were mainly the result of mix shifts to higher-cost services. These gross margin declines were partially offset by an increase in gross margin for consulting services due to improved labor utilization and overall engagement cost management. Increased operating expenses also negatively impacted the earnings from operations ratio during the first quarter of 2001. These increases resulted primarily from aggressive hiring in sales and consulting in order to drive future revenue growth as well as an increase in bad debt write-offs in our financing portfolio.

LIQUIDITY AND CAPITAL RESOURCES

    Our financial position remained strong in the first quarter of fiscal 2001. Cash and cash equivalents and short-term investments were $2.9 billion at January 31, 2001 compared to $4.0 billion at October 31, 2000. During the first quarter of fiscal 2001, net earnings and short-term borrowings were used to fund payments on accounts payable, repurchases of our common stock, purchases of property, plant and equipment, repurchases of our zero-coupon subordinated convertible notes and payments on maturing long-term debt.

    Operating activities used $0.5 billion of cash during the first quarter of 2001, whereas operating activities generated cash of $1.1 billion for the corresponding period of fiscal 2000. The decrease in cash from operating activities in the first quarter of 2001 resulted primarily from timing of payments on accounts payable and taxes.

    Inventory as a percentage of net revenue was 12.4% as of January 31, 2001 compared to 11.6% at the end of the first quarter of fiscal 2000 and 11.7% as of October 31, 2000. The increase in the ratio was attributable to a rise in inventories due to the current economic slowdown. Trade and financing receivables as a percentage of net revenue were 16.7% at January 31, 2001 compared to 16.6% in the corresponding period of fiscal 2000 and 17.6% as of October 31, 2000. The ratio at year-end reflected a relatively high level of receivables due to seasonal fluctuations.

    Capital expenditures were $484 million in the first three months of fiscal 2001 compared to $339 million for the corresponding period in fiscal 2000. Net property, plant and equipment as a percentage of net revenue was 9.3% as of January 31, 2001 compared to 9.9% at the end of the first quarter of fiscal 2000 and 9.2% at October 31, 2000. The decline from January 31, 2000 reflects our continuing efforts to streamline operations through outsourcing and consolidating activities, improving space utilization and reducing asset intensity to build flexibility into our balance sheet.

    We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short- and long-term borrowings in the first quarter of fiscal 2001 increased by $401 million as short-term debt borrowings were partially offset by repurchases of our zero-coupon subordinated convertible notes and payments on other long-term debt. During the first quarter of fiscal 2001, we issued short-term debt for general corporate purposes and working capital needs. Long-term debt totaling $221 million matured as scheduled in the first quarter of fiscal 2001. At January 31, 2001, we had an unused committed borrowing facility in place totaling $1.0 billion.

    In December 2000, the Board of Directors authorized a repurchase program for our zero-coupon subordinated convertible notes. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In the first quarter of 2001, we repurchased $600 million in face value of the notes with a book value of $356 million, resulting in an extraordinary gain on the early extinguishment of debt of $23 million (net of related taxes of $13 million). Between February 1 and March 15, 2001, we repurchased an additional
$227 million in face value of the notes with a book value of $135 million, resulting in an extraordinary gain on the early extinguishment of debt of $9 million (net of related taxes of $6 million).

    In February 2000, we filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. This registration statement was declared effective on March 17, 2000. On June 6, 2000, we offered under the registration statement $1.5 billion of unsecured 7.15% Global Notes which mature on June 15, 2005, unless previously redeemed. This offering closed on June 9, 2000. The net proceeds from the sale of the notes were used for general corporate purposes, which included repayment of existing indebtedness, capital expenditures and working capital needs. We have the capacity to issue an additional $1.5 billion of securities under the shelf registration statement.

    We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and under a separate incremental plan authorizing purchases in the open market or in private transactions. At October 31, 2000, we had authorization for future repurchases of $868 million of common stock under the two programs. In
November 2000, the Board of Directors authorized an additional $2.0 billion of future repurchases under these two programs in the aggregate. During the first quarter of fiscal 2001, we repurchased 18,600,000 shares under these plans for an aggregate price of $636 million. As of January 31, 2001, we had authorization for remaining future repurchases under the two programs of approximately
$2.2 billion. In the first quarter of fiscal 2000, we repurchased 17,714,200 shares under these plans for $929 million. The number of shares repurchased for the first quarter of fiscal 2000 has been adjusted to reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

    In January 2001, we acquired all of the outstanding stock of Bluestone in exchange for $528 million of HP common stock and options. With this acquisition, we expanded our Internet software offering by adding Bluestone's XML-based web application server and tools to our portfolio, forming the core of HP's middleware offering. The acquisition was recorded under the purchase method of accounting, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. We recorded approximately
$345 million of goodwill and identified intangibles in conjunction with the transaction. These intangible assets will be amortized on a straight-line basis over three years. In addition, we recorded a pre-tax charge of approximately $19 million for in-process research and development at the time of acquisition because technological feasibility had not been established and no further alternative uses existed.

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

    - The supply of our products and our competitors' products available to the distributor,

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

    - The overlap of different tax structures,

    - Unexpected changes in regulatory requirements,

    - Differing technology standards,

    - Problems caused by the conversion of various European currencies to the Euro (see "Adoption of the Euro" section below), and

    - Natural disasters.

MARKET RISK

    We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. We are also exposed to interest rate risk inherent in our debt and investment portfolios. Our risk management strategy uses derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into derivatives for trading purposes. We are also exposed to equity securities price risk on our portfolio of marketable equity securities. We typically do not attempt to reduce or eliminate our market exposure on these securities. See also Notes 6 and 7 to the Consolidated Condensed Financial Statements in Item 1 above for more detailed information.

    We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures described above, and a hypothetical 10% adverse movement in interest rates applied to our debt and investment portfolios. As of January 31, 2001 and 2000, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges.

IMPAIRMENT OF INVESTMENT AND FINANCING PORTFOLIOS

    We have an investment portfolio which includes minority equity and debt investments in numerous emerging market companies. In particular, we have invested in various privately held companies, many of which are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. We may incur losses related to our investments in these companies. Our investments in technology companies are often coupled with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products or technology into our technology or product lines, and these companies may be subsequently acquired by third parties, including competitors of ours.

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

ECONOMIC UNCERTAINTY

    The revenue growth and profitability of our business depends significantly on the overall demand for computing and imaging products and services, particularly in the product and service segments in which we compete. Softening demand for these products and services caused by ongoing economic uncertainty may result in decreased revenues or earnings levels or growth rates. The U.S. economy has weakened and market conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures, such as for information technology. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and consequently on our business, operating results, financial condition, prospects and stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    For quantitative and qualitative disclosures about market risk affecting HP, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Affect Future Results--Market Risk" in Item 2 above, which is incorporated herein by reference.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) HP's Annual Meeting of Shareowners was held on February 27, 2001 in Cupertino, California.

    (b) At the 2001 Annual Meeting of Shareowners, an election of directors was held with the following individuals being elected to the Board of
       Directors:

                      NAME                           VOTED FOR     VOTES WITHHELD
                      ----                           ---------     --------------
Philip M. Condit.................................  1,630,911,451     20,126,117
Patricia C. Dunn.................................  1,636,955,535     14,042,033
Carleton S. Fiorina..............................  1,514,217,441    136,820,127
Sam Ginn.........................................  1,635,395,141     15,642,428
Richard A. Hackborn..............................  1,608,557,243     42,480,325
Walter B. Hewlett................................  1,637,802,712     13,234,857
George A. Keyworth II............................  1,637,655,095     13,382,473
Robert E. Knowling, Jr...........................  1,637,165,077     13,872,491
Robert P. Wayman.................................  1,636,213,257     14,824,311

    (c) At the 2001 Annual Meeting of Shareowners, the following proposals were voted upon by the stockholders as indicated below:

    The stockholders approved an amendment of HP's Certificate of Incorporation to increase the number of authorized shares of common stock from 4.8 billion shares to 9.6 billion shares. There were 1,497,756,018 votes cast for the amendment, 144,174,492 votes cast against the amendment and 9,107,058 abstentions.

    The stockholders approved an amendment of HP's Certificate of Incorporation to decrease the number of directors from not less than eleven nor more than twenty-one to not less than eight nor more than seventeen. There were 1,346,852,625 votes cast for the amendment, 18,782,750 votes cast against the amendment, 9,239,573 abstentions and 276,162,620 broker non-votes.

    The stockholders voted against a shareowner proposal to request HP's Board of Directors to make all possible lawful efforts to implement and/or increase activity on each of the proposal's named principles in the People's Republic of China. There were 103,792,606 votes cast for the proposal, 1,181,922,073 votes cast against the proposal, 88,591,685 abstentions and 276,731,204 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    A list of exhibits is set forth in the Exhibit Index found on page 29 of this report.

    (b) Reports on Form 8-K:

    On November 13, 2000, HP filed a report on Form 8-K, which reported under
Item 5 that it had terminated discussions with PricewaterhouseCoopers LLP ("PwC") regarding the potential acquisition of PwC's global management and information technology consulting practice. The report also provided earnings information for the fourth quarter of fiscal year 2000 and the full fiscal year.

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

    On February 8, 2001, HP filed a report on Form 8-K, which reported under
Item 5 that on February 2, 2001, HP's Audit Committee of the Board of Directors selected and appointed Ernst & Young LLP as HP's independent public accountants with respect to HP's audit for the fiscal year ending October 31, 2001.

    On February 15, 2001, HP filed a report on Form 8-K, which reported under
Item 5 the issuance of a press release containing financial information for the first quarter of fiscal 2001 and forward-looking statements relating to fiscal year 2001.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              HEWLETT-PACKARD COMPANY

                                                                /S/ ROBERT P. WAYMAN
                                              -------------------------------------------------------
                                                                  Robert P. Wayman
                                                             EXECUTIVE VICE PRESIDENT,
                                              FINANCE AND ADMINISTRATION, CHIEF FINANCIAL OFFICER AND
                                                                      DIRECTOR
                                                           (PRINCIPAL FINANCIAL OFFICER)

Date: March 16, 2001

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

3(b)                    Registrant's Amendment to the Certificate of Incorporation.

3(c)                    Registrant's Amended By-Laws, which appears as Exhibit
                        3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

10(i)                   Registrant's Executive Deferred Compensation Plan, Amended
                        and Restated effective November 1, 2000, which appears as
                        Exhibit 10(i) to Registrant's Annual Report on Form 10-K
                        for the fiscal year ended October 31, 2000, which exhibit is incorporated herein by reference.*

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

10(y)                   Registrant's Executive Pay-For-Results Plan (Amended and
                        Restated as of November 1, 2000), which appears as
                        Exhibit 10(y) to Registrant's Annual Report on Form 10-K for
                        the fiscal year ended October 31, 2000, which exhibit is
                        incorporated herein by reference.*

10(z)                   Registrant's Pay-For-Results Short-Term Bonus Plan
                        (Effective November 1, 2000), which appears as
                        Exhibit 10(z) to Registrant's Annual Report on Form 10-K for
                        the fiscal year ended October 31, 2000, which exhibit is
                        incorporated herein by reference.*

10(aa)                  Executive Transition Program General Waiver, Release and
                        Agreement, dated February 13, 2001, between Registrant and
                        Carolyn Ticknor.*

11                      Not applicable.

12                      Statement of Computation of Ratio of Earnings to Fixed
                        Charges.

13-17                   Not applicable.

18                      None.

19-21                   Not applicable.

22                      None.

23-27                   Not applicable.

28                      None.

99                      Not applicable.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.