Form 10-Q
period 2001-04-30
HEWLETT PACKARD CO
filed 2001-06-13
CIK 47217

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 1-4423

                            ------------------------

                            HEWLETT-PACKARD COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-1081436
    (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

    3000 HANOVER STREET, PALO ALTO,                           94304
              CALIFORNIA
    (Address of principal executive                         (Zip Code)
               offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                       OUTSTANDING AT MAY 31, 2001
-------------------------------------  -------------------------------------
    Common Stock, $0.01 par value              1,943,541,568 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
Part I.   Financial Information

          Item 1.  Financial Statements.

                   Consolidated Condensed Statement of Earnings
                   Three and six months ended April 30, 2001 and 2000
                   (Unaudited).................................................      3

                   Consolidated Condensed Balance Sheet
                   April 30, 2001 (Unaudited) and October 31, 2000.............      4

                   Consolidated Condensed Statement of Cash Flows
                   Six months ended April 30, 2001 and 2000 (Unaudited)........      5

                   Notes to Consolidated Condensed Financial Statements
                   (Unaudited).................................................      6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     18

          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................     31

Part II.  Other Information

          Item 1.  Legal Proceedings...........................................     32

          Item 6.  Exhibits and Reports on Form 8-K............................     32

Signature......................................................................     33

Exhibit Index..................................................................     34

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                  (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    APRIL 30,              APRIL 30,
                                                              ---------------------   -------------------
                                                                2001        2000        2001       2000
                                                              ---------   ---------   --------   --------
Net revenue:
  Products..................................................   $ 9,640     $10,229    $19,637    $20,190
  Services..................................................     1,967       1,799      3,918      3,511
                                                               -------     -------    -------    -------
    Total net revenue.......................................    11,607      12,028     23,555     23,701

Costs and expenses:
  Cost of products sold and services........................     8,667       8,595     17,370     16,944
  Research and development..................................       685         671      1,358      1,278
  Selling, general and administrative.......................     1,931       1,872      3,866      3,637
                                                               -------     -------    -------    -------
    Total costs and expenses................................    11,283      11,138     22,594     21,859
                                                               -------     -------    -------    -------
Earnings from operations....................................       324         890        961      1,842
Interest income and other, net..............................       154         210        366        373
Interest expense............................................        71          40        160         96
Litigation settlement.......................................       400          --        400         --
Impairment losses on investments............................        --          --        365         --
                                                               -------     -------    -------    -------
Earnings from continuing operations before extraordinary
  item and taxes............................................         7       1,060        402      2,119
(Benefit) provision for taxes...............................       (48)        244         42        509
                                                               -------     -------    -------    -------
Net earnings from continuing operations before extraordinary
  item......................................................        55         816        360      1,610
Net earnings from discontinued operations...................        --         119         --        119
                                                               -------     -------    -------    -------
Net earnings before extraordinary item......................        55         935        360      1,729
Extraordinary item--gain on early extinguishment of debt,
  net of taxes..............................................        12          --         35         --
                                                               -------     -------    -------    -------
Net earnings................................................   $    67     $   935    $   395    $ 1,729
                                                               =======     =======    =======    =======
Basic net earnings per share:
  Net earnings from continuing operations before
    extraordinary item......................................   $  0.03     $  0.41    $  0.18    $  0.81
  Net earnings from discontinued operations.................        --        0.06         --       0.06
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................        --          --       0.02         --
                                                               -------     -------    -------    -------
  Net earnings..............................................   $  0.03     $  0.47    $  0.20    $  0.87
                                                               =======     =======    =======    =======
Diluted net earnings per share:
  Net earnings from continuing operations before
    extraordinary item......................................   $  0.03     $  0.39    $  0.18    $  0.78
  Net earnings from discontinued operations.................        --        0.06         --       0.06
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................        --          --       0.02         --
                                                               -------     -------    -------    -------
  Net earnings..............................................   $  0.03     $  0.45    $  0.20    $  0.84
                                                               =======     =======    =======    =======

Cash dividends declared per share...........................   $    --     $    --    $  0.16    $  0.16

Average number of shares and share equivalents:
  Basic.....................................................     1,935       1,988      1,934      1,992
  Diluted...................................................     1,987       2,084      1,996      2,085

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                        (IN MILLIONS, EXCEPT PAR VALUE)

                                                               APRIL 30,    OCTOBER 31,
                                                                 2001          2000
                                                              -----------   -----------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 3,606       $ 3,415
  Short-term investments....................................        563           592
  Accounts receivable, net..................................      5,686         6,394
  Financing receivables, net................................      2,196         2,174
  Inventory.................................................      5,704         5,699
  Other current assets......................................      4,989         4,970
                                                                -------       -------
    Total current assets....................................     22,744        23,244
                                                                -------       -------
Property, plant and equipment (net of accumulated
  depreciation of $5,265 and $5,005 at April 30, 2001 and
  October 31, 2000, respectively)...........................      4,572         4,500
Long-term investments and other assets......................      6,269         6,265
                                                                -------       -------
Total assets................................................    $33,585       $34,009
                                                                =======       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and short-term borrowings...................    $ 3,221       $ 1,555
  Accounts payable..........................................      3,888         5,049
  Employee compensation and benefits........................      1,574         1,584
  Taxes on earnings.........................................      1,365         2,046
  Deferred revenues.........................................      1,988         1,759
  Other accrued liabilities.................................      3,630         3,204
                                                                -------       -------
    Total current liabilities...............................     15,666        15,197
                                                                -------       -------
Long-term debt..............................................      2,843         3,402
Other liabilities...........................................        979         1,201

Stockholders' equity:
  Preferred stock, $0.01 par value (300 shares authorized;
    none issued)............................................         --            --
  Common stock, $0.01 par value (9,600 and 4,800 shares
    authorized at April 30, 2001 and October 31, 2000,
    respectively; 1,939 and 1,947 shares issued and
    outstanding at April 30, 2001 and October 31, 2000,
    respectively)...........................................         19            19
  Retained earnings.........................................     13,993        14,097
  Accumulated other comprehensive income....................         85            93
                                                                -------       -------
    Total stockholders' equity..............................     14,097        14,209
                                                                -------       -------
Total liabilities and stockholders' equity..................    $33,585       $34,009
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

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                               SIX MONTHS ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net earnings, excluding net earnings from discontinued
    operations..............................................   $  395     $1,610
  Adjustments to reconcile net earnings from continuing
    operations to net cash provided by operating activities:
    Depreciation and amortization...........................      632        564
    Impairment losses on investments........................      365         --
    Deferred taxes on earnings..............................     (120)      (128)
    Gain on early extinguishment of debt, net of taxes......      (35)        --
    Changes in assets and liabilities:
      Accounts and financing receivables....................      697         18
      Inventory.............................................       (5)      (131)
      Accounts payable......................................   (1,164)       356
      Taxes on earnings.....................................     (695)      (428)
      Other current assets and liabilities..................      597        146
      Other, net............................................       21          6
                                                               ------     ------
      Net cash provided by operating activities.............      688      2,013
                                                               ------     ------
Cash flows from investing activities:
  Investment in property, plant and equipment...............     (889)      (763)
  Proceeds from sale of property, plant and equipment.......      274        219
  Purchases of investments..................................     (207)      (650)
  Maturities and sales of investments.......................      134        751
  Cash acquired through business acquisition................      163         --
  Other, net................................................       --         32
                                                               ------     ------
      Net cash used in investing activities.................     (525)      (411)
                                                               ------     ------
Cash flows from financing activities:
  Increase (decrease) in notes payable and short-term
    borrowings..............................................    1,762     (2,315)
  Issuance of long-term debt................................       29        324
  Payment of long-term debt.................................     (252)      (342)
  Repurchase of zero-coupon subordinated convertible
    notes...................................................     (478)        --
  Issuance of common stock under employee stock plans.......      115        504
  Repurchase of common stock................................     (838)    (2,254)
  Dividends.................................................     (310)      (321)
                                                               ------     ------
      Net cash provided by (used in) financing activities...       28     (4,404)
                                                               ------     ------
Net cash provided by discontinued operations................       --      1,069
                                                               ------     ------
Increase (decrease) in cash and cash equivalents............      191     (1,733)
Cash and cash equivalents at beginning of period............    3,415      5,411
                                                               ------     ------
Cash and cash equivalents at end of period..................   $3,606     $3,678
                                                               ======     ======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

    In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of April 30, 2001 and October 31, 2000, its results of operations for the three- and six-month periods ended April 30, 2001 and 2000, and its cash flows for the six-month periods ended April 30, 2001 and 2000. All share and per-share amounts for prior periods have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

    The results of operations for the three- and six-month periods ended
April 30, 2001 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in Items 7 and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B, which delayed the implementation date of SAB 101. In October 2000, the SEC issued additional guidance to supplement SAB 101. HP is required to adopt SAB 101 in the fourth quarter of fiscal year 2001 and is continuing to evaluate the potential impact that adoption will have on its consolidated financial statements.

NOTE 3: LITIGATION SETTLEMENT AND CONTINGENCIES

    On June 4, 2001, HP and Pitney Bowes Inc. ("Pitney Bowes") announced that they had entered into agreements which resolve all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. In addition, the companies entered into a technology licensing agreement and expect to pursue business and commercial relationships. Pitney Bowes filed its patent infringement case against HP on August 23, 1995 in the U.S. District Court for the District of Connecticut, alleging that HP's LaserJet printers infringed Pitney Bowes' character edge smoothing patent, and HP filed one case against Pitney Bowes on August 23, 1995 in the U.S. District Court for the District of Idaho to invalidate the Pitney Bowes patent and four cases on March 21, 2001 in the U.S. District Court for the Northern District of California (San Francisco Division), on March 28, 2001 in the U.S. District Court for the District of Idaho, on April 4, 2001 in the U.S. District Court for the Western District of Texas and on May 11, 2001 in the U.S. District Court for the Northern District of California (San Jose Division), alleging that

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 3: LITIGATION SETTLEMENT AND CONTINGENCIES (CONTINUED)
Pitney Bowes' copiers, fax machines, document management software and a postal metering machine infringed HP's patents. On May 29, 1996, HP answered the complaint filed by Pitney Bowes and counterclaimed for a declaratory judgment that the Pitney Bowes patent was invalid, unenforceable, and not infringed. During the following 15 months, the parties engaged in extensive discovery. On August 11, 1997, HP moved for summary judgment of non-infringement. On
February 9, 1998, the Connecticut District Court denied HP's motion. On
November 7, 1997, HP moved for summary judgment of invalidity of the Pitney Bowes patent, and for summary judgment of noninfringement. On March 23, 1998, the Connecticut District Court denied the motion for summary judgment of invalidity, but granted the motion for summary judgment of noninfringement, and entered judgment in favor of HP. Pitney Bowes appealed that judgment, and on June 23, 1999 the Court of Appeals for the Federal Circuit reversed the judgment in favor of HP and remanded the case to the trial court. On July 7, 1999, HP petitioned the Patent and Trademark Office ("PTO") to reexamine the validity of the Pitney Bowes patent. That petition was granted on August 27, 1999, and the litigation in the Connecticut District Court was thereafter stayed pending reexamination of the patent. On June 14, 2000, the PTO issued an Office Action initially rejecting the claims of the Pitney Bowes patent asserted against HP as invalid. On September 9, 2000, the PTO issued a Statement of Reasons for Patentability affirming the claims of Pitney Bowes patent. The stay on the litigation was thereafter lifted, and on November 13, 2000, the Connecticut District Court set a June 4, 2001 trial date for the case Pitney Bowes filed. A "Markman" hearing was held on April 24, 2001 to determine the scope of the Pitney Bowes patent claims which would affect the outcome of the litigation on the issues of patent infringement as well as patent validity. The suits by HP were pending. HP and Pitney Bowes had settlement discussions as the trial date approached, resulting in the settlement agreement described above.

    Prior to reaching a settlement agreement, HP did not believe that a materially adverse judgment or settlement was reasonably possible, or that a loss was reasonably estimable. Although the settlement was not reached until June 4, 2001, accounting principles generally accepted in the U.S. require that the $400 million settlement charge be reflected in HP's accompanying consolidated financial statements for the second quarter of fiscal 2001 as the company's related Quarterly Report on Form 10-Q had not yet been filed.

    HP is involved in other lawsuits, claims, investigations and proceedings including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no such matters pending that HP expects to be material in relation to its business, financial position or results of operations.

NOTE 4: MARKETING REALIGNMENT

    In January 2001, HP's management approved a marketing realignment program to bring marketing resources in line with HP's streamlined organizational structure. The purpose of the program was to eliminate redundancies and focus marketing investments on programs that increase market impact. This marketing realignment program was implemented under the existing terms of an overall Workforce Management Program which defined the severance benefits for which employees are eligible based on years of service. Accrued costs of approximately $102 million before taxes were recorded as selling, general and administrative expense in the first quarter of fiscal year 2001. These costs represented estimated severance and other benefits related to the elimination of approximately 1,500 marketing positions worldwide, across all regions and job classes. As of April 30, 2001, HP had paid out

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 4: MARKETING REALIGNMENT (CONTINUED) approximately $25 million of the accrued costs. HP expects that the remainder of the accrual will be paid out during the second half of fiscal year 2001.

NOTE 5: DISCONTINUED OPERATIONS

    On March 2, 1999, HP announced its intention to launch a new company, subsequently named Agilent Technologies, through a distribution of Agilent Technologies common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies was composed of HP's former Measurement Organization, which included the test-and-measurement, semiconductor products, chemical analysis and healthcare solutions businesses. Effective July 31, 1999, HP's management and Board of Directors completed the plan of disposition for Agilent Technologies. HP's consolidated financial statements for all periods present Agilent Technologies as a discontinued business segment through the spin-off date of June 2, 2000.

    In November 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to HP. HP distributed substantially all of its remaining interest in Agilent Technologies through a stock dividend to HP stockholders on June 2, 2000.

    In the second quarter of fiscal 2000, the cumulative net earnings of Agilent Technologies since the July 31, 1999 measurement date began to exceed the total estimated net costs to effect the spin-off. Net earnings from discontinued operations for the second quarter and first half of fiscal 2000 were $119 million. Of this $119 million, net earnings of Agilent Technologies for the period from July 31, 1999 through April 30, 2000 totaled $287 million (net of related tax expense of $174 million), and the net costs to effect the spin-off were $168 million (net of related tax benefit of $32 million).

NOTE 6: NET EARNINGS PER SHARE

    HP's basic earnings per share ("EPS") is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 6: NET EARNINGS PER SHARE (CONTINUED)
    The following table includes a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. All share and per-share amounts reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     APRIL 30,               APRIL 30,
                                                              -----------------------   -------------------
                                                                 2001         2000        2001       2000
                                                              ----------   ----------   --------   --------
                                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
Numerator:
  Net earnings from continuing operations before
    extraordinary item......................................    $   55       $  816      $  360     $1,610
  Adjustment for interest expense on zero-coupon
    subordinated convertible notes, net of income tax
    effect..................................................         4            8          10         15
                                                                ------       ------      ------     ------
  Net earnings from continuing operations before
    extraordinary item, adjusted............................        59          824         370      1,625
  Net earnings from discontinued operations.................        --          119          --        119
                                                                ------       ------      ------     ------
  Net earnings before extraordinary item, adjusted..........        59          943         370      1,744
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................        12           --          35         --
                                                                ------       ------      ------     ------
  Net earnings, adjusted....................................    $   71       $  943      $  405     $1,744
                                                                ======       ======      ======     ======
Denominator:
  Weighted-average shares used to compute basic EPS.........     1,935        1,988       1,934      1,992
  Effect of dilutive securities:
    Dilutive options and other stock-based awards...........        34           74          40         71
    Zero-coupon subordinated convertible notes due 2017.....        18           22          22         22
                                                                ------       ------      ------     ------
  Dilutive potential common shares..........................        52           96          62         93
                                                                ------       ------      ------     ------
  Weighted-average shares used to compute diluted EPS.......     1,987        2,084       1,996      2,085
                                                                ======       ======      ======     ======
Basic net earnings per share:
  Net earnings from continuing operations before
    extraordinary item......................................    $ 0.03       $ 0.41      $ 0.18     $ 0.81
  Net earnings from discontinued operations.................        --         0.06          --       0.06
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................        --           --        0.02         --
                                                                ------       ------      ------     ------
  Net earnings..............................................    $ 0.03       $ 0.47      $ 0.20     $ 0.87
                                                                ======       ======      ======     ======
Diluted net earnings per share:
  Net earnings from continuing operations before
    extraordinary item......................................    $ 0.03       $ 0.39      $ 0.18     $ 0.78
  Net earnings from discontinued operations.................        --         0.06          --       0.06
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................        --           --        0.02         --
                                                                ------       ------      ------     ------
  Net earnings..............................................    $ 0.03       $ 0.45      $ 0.20     $ 0.84
                                                                ======       ======      ======     ======

NOTE 7: ACQUISITION

   In January 2001, HP acquired all of the outstanding stock of Bluestone Software, Inc. ("Bluestone") in exchange for $528 million of HP common stock and options. With this acquisition, HP expanded its Internet software offering by adding Bluestone's XML-based web application server and tools to its portfolio, forming the core of HP's middleware offering. The acquisition was recorded under the purchase method of accounting, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. HP recorded approximately $345 million of goodwill and identified intangibles in conjunction with the transaction. These intangible assets will be amortized on a straight-line basis over three years. In addition, HP recorded a pre-tax charge of approximately $19 million for in-process research and development at the time of acquisition in the first quarter of fiscal 2001 because technological feasibility had not been established and no future alternative uses existed. The fair value assigned to intangible assets acquired, including in-process research and development, was based on a

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 7: ACQUISITION (CONTINUED)
valuation prepared by an independent third party appraisal firm. Pro forma results of operations reflecting this acquisition have not been presented as such disclosure is not material.

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

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

    HP records all derivatives on the balance sheet at fair value. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive income as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period, and generally offset changes in the fair values of related assets and liabilities.

    For foreign currency forward contracts, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. For interest rate swaps, the critical terms of the interest rate swap and hedged item are designed to match up when possible, enabling the short-cut method of accounting as defined by SFAS 133. To the extent that the critical terms of the hedged item and the derivative are not identical, hedge ineffectiveness is reported in earnings immediately.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    HP reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Ineffectiveness related to interest rate swaps is reported in interest income or expense. Hedge ineffectiveness was not material in the second quarter or first half of fiscal 2001. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

    At April 30, 2001, the net fair value of derivatives designated as fair value hedges of debt and investment instruments was $90 million, of which $117 million was recorded in long-term investments and other assets and $27 million in other accrued liabilities. The net fair value of foreign currency-related derivatives designated as cash flow hedges or fair value hedges was $212 million. Of this amount, $98 million was recorded in other current assets, $146 million in long-term investments and other assets, $30 million in other accrued liabilities and $2 million in other liabilities. At April 30, 2001, HP also had $7 million in net fair value of derivatives which it elected not to designate as hedges, of which $43 million was recorded in other current assets, $1 million in long-term investments and other assets, $36 million in other accrued liabilities and $1 million in other liabilities. Derivatives that were not designated as hedges under SFAS 133 consisted primarily of forwards used to hedge foreign currency balance sheet exposures and warrants in companies acquired as part of strategic partnerships. Although forward contracts for balance sheet hedging are not specifically designated as hedges, the gains and losses on forward contracts used to hedge balance sheet exposures are recognized in other income and expense in the same period as the remeasurement on the related foreign currency denominated assets and liabilities. Warrants which contain net settlement provisions or are readily convertible to cash are recorded at fair value with changes in fair value recognized in other income and expense in the current period. HP estimates the fair values on derivatives based on quoted market prices or pricing models using current market rates.

    At April 30, 2001, HP had approximately $58 million of unrealized gains on derivative instruments, net of taxes, in accumulated other comprehensive income. HP estimates that $40 million of net gains after taxes will be reclassified into earnings within one year, and approximately $18 million of net gains after taxes will be reclassified into earnings after one year.

NOTE 9: INVESTMENTS IN EQUITY AND DEBT SECURITIES

    HP's investments in marketable equity securities are classified as available-for-sale and investments in debt securities are classified as either available-for-sale or held-to-maturity. Investments classified as available-for-sale securities are carried at fair value. For the majority of available-for-sale securities, changes in fair value are recorded as unrealized gains and losses, net of taxes, included in accumulated other comprehensive income as a separate component of stockholders' equity. The remainder of available-for-sale securities are hedged and, in accordance with SFAS 133, the changes in fair value of these securities are recognized in earnings and offset by gains or losses on the related derivative instruments. Fair values for available-for-sale securities are estimated based on quoted market prices or pricing models using current market rates. Investments classified as held-to-maturity securities are carried at amortized cost.

    In connection with the adoption of SFAS 133 on November 1, 2000, HP elected to reclassify investments in debt securities with a net book value of $967 million from held-to-maturity to available-for-sale. The unrealized loss on these securities, net of taxes, was $5 million at the time of the reclassification and was recorded in accumulated other comprehensive income as part of the cumulative

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 9: INVESTMENTS IN EQUITY AND DEBT SECURITIES (CONTINUED) effect of adopting SFAS 133. This election was made because HP may sell these securities in the future due to changes in related tax laws. No sales of these investments have been made to date.

    HP's available-for-sale securities consist of long-term corporate equity securities and investments in debt securities which are classified as short-term investments and long-term investments and other assets in the accompanying Consolidated Condensed Balance Sheet. As of April 30, 2001, these securities were recorded at an estimated fair value of $1,076 million, with a cost basis of $1,025 million. As of April 30, 2001, gross unrealized gains were $93 million and gross unrealized losses were $45 million. As of October 31, 2000, available-for-sale securities were recorded at an estimated fair value of $328 million, with a cost basis of $176 million. As of October 31, 2000, gross unrealized gains were $216 million and gross unrealized losses were $64 million. The increase in available-for-sale securities from October 31, 2000 to April 30, 2001 is due primarily to the reclassification of debt securities discussed above.

    For the three months ended April 30, 2001, proceeds from sales of available-for-sale securities were $1 million and gross realized gains were $1 million. For the six months ended April 30, 2001, proceeds from sales of available-for-sale securities were $17 million and gross realized gains were $16 million. For the three and six months ended April 30, 2000, proceeds from sales of available-for-sale securities were $47 million and gross realized gains were $45 million. The specific identification method is used to account for gains and losses on available-for-sale securities.

    Investments in debt securities held-to-maturity are included in short-term investments and long-term investments and other assets in the accompanying Consolidated Condensed Balance Sheet. The amortized cost basis of these securities was $193 million as of April 30, 2001 and $1,106 million as of October 31, 2000. The estimated fair value of held-to-maturity securities approximated their cost basis at April 30, 2001 and October 31, 2000. The decrease in held-to-maturity securities from October 31, 2000 to April 30, 2001 is due primarily to the reclassification of debt securities discussed above.

    HP's investment portfolio includes the marketable equity securities and debt securities discussed above, as well as equity and debt investments in privately-held emerging market companies. Many of these private companies are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. These private company investments are carried at cost, subject to adjustment for impairment. Due to the economic downturn, HP recorded an impairment loss of $365 million on its investments in both public and private emerging market companies in the first quarter of fiscal 2001. As of April 30, 2001, the cost basis of the portion of HP's remaining investment portfolio related to emerging market companies was approximately $300 million. Given current market conditions, HP may incur additional charges on this investment portfolio in the future.

NOTE 10: INVENTORY

                                                              APRIL 30,   OCTOBER 31,
                                                                2001         2000
                                                              ---------   -----------
                                                                   (IN MILLIONS)
Finished goods..............................................   $4,113       $4,251
Purchased parts and fabricated assemblies...................    1,591        1,448
                                                               ------       ------
                                                               $5,704       $5,699
                                                               ======       ======

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 11: SUPPLEMENTAL CASH FLOW INFORMATION

                                                               SIX MONTHS ENDED
                                                                   APRIL 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
Non-cash transactions:
  Net issuances (forfeitures) of common stock for employee
    benefit plans:
    Restricted stock and other..............................    $(12)      $(73)
    Employer matching contributions for 401(k) and employee
      stock purchase plans..................................      25         47
  Issuance of common stock and options for business
    acquisition.............................................     528         --

NOTE 12: INCOME TAXES

    Income tax provisions for interim periods are based on estimated effective annual income tax rates. The low effective tax rate of 10% for the first half of fiscal year 2001 and the tax benefit in the second quarter of 2001 resulted mainly from tax benefits associated with the $400 million litigation settlement charge recorded in the second quarter of fiscal year 2001. Excluding the impact of this settlement charge in fiscal year 2001, the effective income tax rates in fiscal years 2001 and 2000 vary from the U.S. federal statutory income tax rate primarily because of the mix of HP's pre-tax earnings in various tax jurisdictions throughout the world.

NOTE 13: EXTRAORDINARY ITEM

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, HP may repurchase the notes from time to time at varying prices. In the second quarter of fiscal 2001, HP repurchased $298 million in face value of the notes with a book value of $178 million, resulting in an extraordinary gain on the early extinguishment of debt of $12 million (net of related taxes of $7 million). In the first half of fiscal 2001, HP repurchased $898 million in face value of the notes with a book value of $534 million, resulting in an extraordinary gain on the early extinguishment of debt of $35 million (net of related taxes of $21 million). As of April 30, 2001, the notes had a remaining book value of $652 million.

    Between May 1 and June 12, 2001, HP repurchased an additional $56 million in face value of the notes with a book value of $34 million, resulting in an extraordinary gain on the early extinguishment of debt of $2 million (net of related taxes of $1 million). As of June 12, 2001, the notes had a remaining book value of $621 million.

NOTE 14: STOCKHOLDERS' EQUITY

    As of October 31, 2000, HP had 4.8 billion shares of authorized common stock. At the Annual Meeting of Shareowners held on February 27, 2001, HP stockholders approved an amendment of HP's Certificate of Incorporation to increase the number of authorized shares of common stock to 9.6 billion shares.

    HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. At October 31, 2000, HP had

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 14: STOCKHOLDERS' EQUITY (CONTINUED) authorization for future repurchases of $868 million of common stock under the two programs. In November 2000, HP's Board of Directors authorized an additional $2.0 billion of future repurchases under these two programs in the aggregate. During the second quarter of fiscal 2001, 6,703,600 shares were repurchased under these plans for an aggregate price of $202 million. In the first half of fiscal 2001, 25,303,600 shares were repurchased for an aggregate price of $838 million. As of April 30, 2001, HP had authorization for remaining future repurchases under the two programs of approximately $2.0 billion. In fiscal 2000, 19,644,000 shares were repurchased for an aggregate price of $1.3 billion in the second quarter, and 37,358,200 shares were repurchased for $2.3 billion in the first half of the year. The number of shares repurchased for the second quarter and first half of fiscal 2000 has been adjusted to reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

NOTE 15: COMPREHENSIVE INCOME

    Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities and derivative instruments, which also include the cumulative effect of adopting SFAS 133. Comprehensive income, net of taxes, for the three- and six-month periods ended April 30 were as follows:

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      APRIL 30,             APRIL 30,
                                                 -------------------   -------------------
                                                   2001       2000       2001       2000
                                                 --------   --------   --------   --------
                                                               (IN MILLIONS)
Net earnings...................................    $ 67       $935       $395      $1,729
Change in net unrealized gain on derivative
  instruments..................................      43         --         96          --
Net losses (gains) on derivative instruments
  reclassified from accumulated other
  comprehensive income into revenues...........      52         --        (38)         --
Change in net unrealized (loss) gain on
  available-for-sale securities................     (27)       (19)       (66)        124
                                                   ----       ----       ----      ------
Comprehensive income...........................    $135       $916       $387      $1,853
                                                   ====       ====       ====      ======

    The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                              APRIL 30,   OCTOBER 31,
                                                                2001         2000
                                                              ---------   -----------
                                                                   (IN MILLIONS)
Net unrealized gain on available-for-sale securities........     $27          $93
Net unrealized gain on derivative instruments...............      58           --
                                                                 ---          ---
Accumulated other comprehensive income......................     $85          $93
                                                                 ===          ===

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 16: SEGMENT INFORMATION

    HP is a leading global provider of computing and imaging solutions and services for business and home, and is focused on capitalizing on the opportunities of the Internet and the emergence of next-generation appliances, e-services and infrastructure. As of April 30, 2001, HP organized its operations into three major businesses: Imaging and Printing Systems, Computing Systems and IT Services.

    In the second and third quarters of fiscal 2000 and the first quarter of fiscal 2001, HP made certain strategic changes to its organizational structure. The changes to the organizational structure included the movement of its Embedded and Personal Systems and VeriFone businesses from the Computing Systems segment to separate operating segments, and the movement of the majority of its services business related to imaging and printing from the Imaging and Printing Systems segment to its IT Services segment. The Embedded and Personal Systems and VeriFone operating segments are now included in "All Other" as they do not meet the materiality threshold for a reportable segment. Segment financial data for the three- and six-month periods ended April 30, 2000 has been restated to reflect these organizational changes.

    A significant portion of each segment's expenses arise from shared services and infrastructure that HP has historically provided to the segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. In the first quarter of fiscal year 2001, HP implemented a new management reporting system. This change in the reporting environment included a revised allocation methodology for shared services and infrastructure. HP believes these allocation changes resulted in a better reflection of the utilization of services provided to or benefits received by the segments. Segment financial data for the three- and six-month periods ended April 30, 2000 has been restated to reflect these changes.

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

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 16: SEGMENT INFORMATION (CONTINUED)
    The table below presents selected financial information for each reportable segment:

                                                IMAGING AND
                                                 PRINTING     COMPUTING      IT        ALL       TOTAL
                                                  SYSTEMS      SYSTEMS    SERVICES    OTHER     SEGMENTS
                                                -----------   ---------   --------   --------   --------
                                                                     (IN MILLIONS)
FOR THE THREE MONTHS ENDED APRIL 30, 2001:
Net revenue from external customers...........    $ 4,978      $4,572      $1,913     $ 312     $11,775
Intersegment net revenue......................         --          90          --        --          90
                                                  -------      ------      ------     -----     -------
  Total net revenue...........................    $ 4,978      $4,662      $1,913     $ 312     $11,865
                                                  =======      ======      ======     =====     =======

Earnings (loss) from operations...............    $   410      $ (130)     $  115     $ (86)    $   309
                                                  =======      ======      ======     =====     =======
FOR THE THREE MONTHS ENDED APRIL 30, 2000:
Net revenue from external customers...........    $ 5,143      $4,924      $1,752     $ 381     $12,200
Intersegment net revenue......................          2          79           6        22         109
                                                  -------      ------      ------     -----     -------
  Total net revenue...........................    $ 5,145      $5,003      $1,758     $ 403     $12,309
                                                  =======      ======      ======     =====     =======

Earnings (loss) from operations...............    $   697      $  183      $  116     $ (20)    $   976
                                                  =======      ======      ======     =====     =======
FOR THE SIX MONTHS ENDED APRIL 30, 2001:
Net revenue from external customers...........    $10,020      $9,426      $3,804     $ 643     $23,893
Intersegment net revenue......................         --         157          --        --         157
                                                  -------      ------      ------     -----     -------
  Total net revenue...........................    $10,020      $9,583      $3,804     $ 643     $24,050
                                                  =======      ======      ======     =====     =======

Earnings (loss) from operations...............    $ 1,054      $ (149)     $  216     $(146)    $   975
                                                  =======      ======      ======     =====     =======
FOR THE SIX MONTHS ENDED APRIL 30, 2000:
Net revenue from external customers...........    $10,175      $9,709      $3,425     $ 680     $23,989
Intersegment net revenue......................          4         131           9        41         185
                                                  -------      ------      ------     -----     -------
  Total net revenue...........................    $10,179      $9,840      $3,434     $ 721     $24,174
                                                  =======      ======      ======     =====     =======

Earnings (loss) from operations...............    $ 1,380      $  373      $  241     $ (48)    $ 1,946
                                                  =======      ======      ======     =====     =======

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 16: SEGMENT INFORMATION (CONTINUED)
    The following is a reconciliation of segment information to HP consolidated totals:

                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      APRIL 30,             APRIL 30,
                                                 -------------------   -------------------
                                                   2001       2000       2001       2000
                                                 --------   --------   --------   --------
                                                               (IN MILLIONS)
NET REVENUE:

Total segments.................................  $11,865    $12,309    $24,050    $24,174
Financing interest income reclassification.....      (99)       (89)      (202)      (171)
Elimination of intersegment net revenue and
  other........................................     (159)      (192)      (293)      (302)
                                                 -------    -------    -------    -------
  Total HP consolidated........................  $11,607    $12,028    $23,555    $23,701
                                                 =======    =======    =======    =======

EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM AND
  TAXES:

Total segment earnings from operations.........  $   309    $   976    $   975    $ 1,946
Net financing interest reclassification........      (36)       (39)       (76)       (78)
Interest income and other, net.................      154        210        366        373
Interest expense...............................      (71)       (40)      (160)       (96)
Litigation settlement..........................     (400)        --       (400)        --
Impairment losses on investments...............       --         --       (365)        --
Corporate and unallocated costs, and
  eliminations.................................       51        (47)        62        (26)
                                                 -------    -------    -------    -------
  Total HP consolidated........................  $     7    $ 1,060    $   402    $ 2,119
                                                 =======    =======    =======    =======

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

NET REVENUE

    Net revenue for the second quarter ended April 30, 2001 was $11.6 billion, a decrease of 4% from the same period in fiscal 2000. This decrease resulted primarily from revenue declines in both the Computing Systems and Imaging and Printing Systems business segments, partially offset by growth in the IT Services segment. Net revenue for the Computing Systems segment decreased 7% in the second quarter of 2001 compared to the same period a year ago. Revenue from Imaging and Printing Systems declined 3% and IT Services' revenue grew 9%. Overall, product sales for the second quarter decreased 6%, while service revenue grew 9% over the corresponding period in fiscal 2000. U.S. revenue declined 7% to $4.9 billion, while international revenue was relatively flat compared to the same period a year ago. The economic downturn contributed significantly to the decline in U.S. revenues. International revenue was negatively impacted by softening consumer IT spending in Europe, offset by growth in the Asia Pacific region and in Latin America. Fluctuations in foreign currency rates adversely impacted year-over-year revenue growth for the company as a whole by approximately 4 percentage points due mainly to the weakening of the Euro.

    For the first half of fiscal 2001, net revenue was $23.6 billion, a decrease of 1% from the first half of 2000. This decrease resulted primarily from revenue declines in the Computing Systems and Imaging and Printing Systems business segments, partially offset by growth in the IT Services segment. Net revenue for Computing Systems decreased 3% in the first half of 2001 compared to the same period a year ago. Imaging and Printing Systems' revenue declined 2% and IT Services' revenue grew 11%. Product sales for the first half of 2001 decreased 3% over the same period in 2000, while service revenue grew 12%. International revenue grew 4% to $14.0 billion, while U.S. revenue declined 7% to $9.6 billion from the same period a year ago. On a year-to-date basis, fluctuations in foreign currency rates adversely impacted year-over-year revenue growth for the company as a whole by approximately 4 percentage points due mainly to the weakening of the Euro.

COSTS, EXPENSES AND EARNINGS

    Costs, expenses and earnings as a percentage of net revenue were as follows:

                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                           APRIL 30,             APRIL 30,
                                      -------------------   -------------------
                                        2001       2000       2001       2000
                                      --------   --------   --------   --------
Cost of products sold and
  services..........................    74.7%      71.5%      73.7%      71.5%
Research and development............     5.9%       5.6%       5.8%       5.4%
Selling, general and
  administrative....................    16.6%      15.6%      16.4%      15.3%
Earnings from operations............     2.8%       7.4%       4.1%       7.8%
Net earnings from continuing
  operations before extraordinary
  item..............................     0.5%       6.8%       1.5%       6.8%

COST OF PRODUCTS SOLD AND SERVICES

    Cost of products sold and services as a percentage of net revenue was 74.7% in the second quarter of fiscal 2001 compared to 71.5% in the same period for fiscal 2000, and was 73.7% in the first half of fiscal 2001 compared to 71.5% in the first half of 2000. In the second quarter of fiscal 2001, we incurred approximately $155 million of charges in cost of sales related to a business slowdown. The $155 million of charges consisted of approximately $103 million in inventory write-downs in our consumer business and approximately $52 million of charges related to cancellation of planned production line expansion in our Inkjet printing business. In the second quarter of fiscal 2000, we incurred charges related to an enhanced early retirement program, a portion of which was included in cost of products sold and services. After adjusting for these items, cost of products sold and services as a percentage of net revenue was 73.3% in the second quarter of fiscal 2001 compared to 71.2% in the same period for fiscal 2000, and was 73.1% for the first half of fiscal 2001 compared to 71.3% in 2000. The increase in the adjusted ratio for the quarter was driven primarily by the Imaging and Printing Systems and Computing Systems segments. The increase in the ratio for the six-month period was due to increases in cost of sales across all of HP's segments.

    We expect continued upward pressure on the cost of sales ratio for the second half of fiscal 2001 given the current economic uncertainty and its potential impact on sales volumes, coupled with competitive pricing pressures, particularly in low-end printers and PCs. These negative factors may be offset in part by gross margin improvements resulting from reduced component costs in our printer business due to favorable currency effects, new product introductions and a favorable product mix.

OPERATING EXPENSES

    In January 2001, HP's management approved a marketing realignment program to bring marketing resources in line with our streamlined organizational structure. The purpose of the program was to eliminate redundancies and focus marketing investments on programs that increase market impact. This marketing realignment program was implemented under the existing terms of an overall Workforce Management Program which defined the severance benefits for which employees are eligible based on years of service. Accrued costs of approximately $102 million before taxes were recorded as selling, general and administrative expense in the first quarter of fiscal year 2001. These costs represent estimated severance and other benefits related to the elimination of approximately 1,500 marketing positions worldwide, across all regions and job classes.

    Research and development expense increased 2% in the second quarter over the corresponding period last year. After adjusting for costs related to the enhanced early retirement program recorded in the second quarter of fiscal 2000, research and development expense growth was 5%. Research and development expense increased 6% in the first half of fiscal 2001 over the corresponding period last year. After adjusting for $19 million of in-process research and development costs related to the Bluestone acquisition in the first quarter of fiscal 2001 and $16 million of costs related to the enhanced early retirement program recorded in the second quarter of fiscal 2000, research and development expense growth remained at 6%. The adjusted growth for both the quarter and year-to-date periods was due primarily to an increase in spending related to research and development for new server, enterprise storage and software products in the Computing Systems segment in conjunction with HP's "Always-On Infrastructure" strategy.

    Selling, general and administrative expenses increased 3% in the second quarter over the corresponding period in fiscal 2000 and increased 7% after adjusting for costs related to the enhanced early retirement program and the spin-off of Agilent Technologies in the second quarter of fiscal 2000. Selling, general and administrative expenses increased 6% in the first half of fiscal 2001 over the corresponding period in fiscal 2000. The increase remained at 6% after adjusting for the marketing realignment costs in the first quarter of 2001, and costs related to the enhanced early retirement program and the spin-off of Agilent Technologies in the first half of fiscal 2000. The growth for the second quarter and first half of the year resulted primarily from significant hiring in our sales organization during the first quarter of fiscal 2001.

INTEREST INCOME AND OTHER, NET

    Interest income and other, net, decreased by $56 million in the second quarter of fiscal 2001 and $7 million in the first six months of 2001, compared to the same periods in fiscal 2000. The decrease for the three-month period was mainly attributable to gains on sales of equity securities in the second quarter of 2000 and lower interest rates on cash and investments in the second quarter of 2001. The slight decline in the six-month period was due to gains on sales of equity securities in 2000, partially offset by gains on unhedged foreign currency exposure on balance sheet remeasurement in 2001.

INTEREST EXPENSE

    Interest expense increased by $31 million in the second quarter of fiscal 2001 and $64 million in the first six months of 2001, compared to the same periods in fiscal 2000. The increase for both the three- and six-month periods was due primarily to higher average balances of short- and long-term borrowings.

LITIGATION SETTLEMENT

    On June 4, 2001, HP and Pitney Bowes announced that they had entered into agreements which resolve all pending patent litigation betweeen the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. For further discussion regarding the litigation see Note 3 to the Consolidated Condensed Financial Statements. Although the settlement was not reached until June 4, 2001, accounting principles generally accepted in the U.S. require that the $400 million settlement charge be reflected in HP's accompanying consolidated financial statements for the second quarter of fiscal 2001 as the company's related Quarterly Report on Form 10-Q had not yet been filed.

IMPAIRMENT LOSSES ON INVESTMENTS

    HP's investment portfolio includes equity and debt investments in public and privately-held emerging market companies. Many of these companies are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Due to the economic downturn, we recorded an impairment loss of $365 million on our investments in both public and private emerging market companies in the first quarter of fiscal 2001. Given current market conditions, we may incur additional charges on our investment portfolio in the future.

TAXES BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM

    HP's provision for taxes was $42 million for the first half of fiscal 2001, resulting in an effective tax rate of 10%. For the second quarter of fiscal 2001, HP recorded a benefit for taxes of $48 million. The low effective tax rate for the first half and the tax benefit in the second quarter of 2001 resulted mainly from tax benefits associated with the $400 million litigation settlement charge. Excluding the impact of the settlement charge, non-deductible charges for amortization of goodwill, in-process research and development and other acquisition-related charges, our effective tax rate was 22% for both the first half and second quarter of fiscal 2001, down from the corresponding tax rate of approximately 24% for the first half and second quarter of fiscal 2000. This decline was primarily the result of changes in the mix of our pre-tax earnings in various tax jurisdictions throughout the world.

NET EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM

    Net earnings from continuing operations before extraordinary item decreased 93% to $55 million in the second quarter of fiscal 2001 compared to the same period in fiscal 2000. As a percentage of net revenue, net earnings from continuing operations before extraordinary item was 0.5% in the second quarter of 2001, compared to 6.8% in the same quarter of 2000. For the first six months of 2001, net earnings from continuing operations before extraordinary item decreased 78% to $360 million from $1.6 billion in 2000. As a percentage of net revenue, net earnings from continuing operations before extraordinary item for the six-month period decreased to 1.5% in 2001, compared to 6.8% in the same period in 2000.

NET EARNINGS FROM DISCONTINUED OPERATIONS

    In the second quarter of fiscal 2000, the cumulative net earnings of Agilent Technologies since the July 31, 1999 measurement date began to exceed the total estimated net costs to effect the spin-off. Net earnings from discontinued operations for the second quarter and first half of fiscal 2000 were $119 million. Of this $119 million, net earnings of Agilent Technologies for the period from July 31, 1999 through April 30, 2000 totaled $287 million (net of related tax expense of $174 million), and the estimated net costs to effect the spin-off were $168 million (net of related tax benefit of $32 million). See
Note 5 to the Consolidated Condensed Financial Statements for further discussion.

EXTRAORDINARY ITEM

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In the second quarter of fiscal 2001, we repurchased $298 million in face value of the notes with a book value of $178 million, resulting in an extraordinary gain on the early extinguishment of debt of $12 million (net of related taxes of $7 million). In the first half of fiscal 2001, we repurchased $898 million in face value of the notes with a book value of $534 million, resulting in an extraordinary gain on the early extinguishment of debt of $35 million (net of related taxes of $21 million).

SEGMENT INFORMATION

    The following is a discussion of operating results for each of HP's business segments. A description of the products and services for each segment can be found in Note 16 to the Consolidated Financial Statements in the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended

October 31, 2000. Quarterly financial data for each segment can be found in
Note 16 to the Consolidated Condensed Financial Statements. Segment financial data for the three- and six-month periods ended April 30, 2000 has been restated to reflect changes in HP's organizational structure and management reporting system that occurred in the second and third quarters of fiscal 2000 and the first quarter of fiscal 2001. These changes are more fully described in Note 16 to the Consolidated Condensed Financial Statements. The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of April 30, 2001. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

IMAGING AND PRINTING SYSTEMS

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              APRIL 30,             APRIL 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
                                                                       (IN MILLIONS)
Net revenue............................................   $4,978     $5,145    $10,020    $10,179
Earnings from operations...............................   $  410     $  697    $ 1,054    $ 1,380

    Imaging and Printing Systems' net revenue declined 3% in the second quarter and 2% in the first half of fiscal 2001 compared to the same periods in fiscal 2000. On a foreign currency-adjusted basis, net revenue growth was flat in the second quarter and 1% in the first half of fiscal 2001 compared to the same periods in 2000. The net revenue decline in both the three- and six-month periods was driven by decreases in Inkjet and LaserJet printer hardware revenue. These declines were offset in part by growth in printer supplies and, for the six-month period, growth in imaging products. Overall, slowing markets in all geographic regions, as well as unfavorable foreign currency effects, particularly in Europe, contributed to the segment's revenue decline.

    Inkjet and LaserJet printer hardware revenue declined in both the second quarter and first half of fiscal 2001, reflecting lower unit shipments due to softening in both the consumer and business markets, and declining average selling prices in the consumer printer category. The decrease in average selling prices in Inkjet printers was driven by a demand shift to lower-priced products. The decline in LaserJet printer revenue reflected softening demand, in part due to transitions to new products late in the second quarter of fiscal 2001. Net revenue growth for printer supplies reflected a mix shift to higher-priced Inkjet supplies, currency-driven price increases on selected LaserJet supplies, and higher volumes due to continued expansion in the installed base. This growth was dampened in part by adjustments in inventory levels made by our European channel partners in the second quarter of fiscal 2001 resulting from increased purchases by the channel at the end of the first quarter in response to anticipation of our currency-driven pricing moves. Imaging products also contributed slightly to the net revenue increase in the first half of 2001, driven primarily by strong unit sales of all-in-one products and PhotoSmart cameras, offset by declines in average selling prices due to growing demand for lower-priced products.

    Earnings from operations as a percentage of net revenue was 8.2% for the second quarter of fiscal 2001 compared with 13.5% for the same period in 2000. For the first half of the year, the segment's earnings from operations ratio was 10.5% in fiscal 2001 compared with 13.6% in 2000. The decrease in both periods resulted from a decline in gross margins. A portion of these gross margin declines was attributable to inventory write-downs in the Inkjet and imaging businesses and charges related to the cancellation of planned production line expansion in the Inkjet business, both resulting from the overall economic downturn. After adjusting for these charges, which were recorded in the second quarter of fiscal 2001, the earnings from operations ratio would have been 10.9% in the second quarter of fiscal 2001 and 11.9% for the first half of the year. The remaining gross margin declines in both periods were due primarily to a shift toward lower-priced Inkjet and imaging devices. These unfavorable factors were partially offset by gross margin improvements in printer supplies due to economies of scale from production levels, as well as improved gross margins for the segment as a whole due to supplies becoming a larger portion of the segment's product mix. Operating expenses as a percentage of net revenue for the segment were relatively flat compared to the prior year for both the three- and six-months periods due to effective expense management.

COMPUTING SYSTEMS

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              APRIL 30,             APRIL 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
                                                                       (IN MILLIONS)
Net revenue............................................   $4,662     $5,003     $9,583     $9,840
Earnings from operations...............................   $ (130)    $  183     $ (149)    $  373

    Computing Systems' net revenue declined 7% in the second quarter and 3% in the first half of 2001 compared to the same periods in fiscal 2000. On a foreign currency-adjusted basis, net revenue declined 2% in the second quarter and grew 2% in the first half of 2001 compared to the same periods in fiscal 2000. The decrease in net revenue in the three- and six-month periods reflected a decline in home PCs, commercial desktop PCs, and Unix servers. These declines were partially offset by revenue growth in notebook PCs, software, and enterprise storage. Weak demand in the PC markets contributed significantly to the overall segment revenue decline.

    Within the PC business, for both the second quarter and first half of fiscal 2001 compared to the prior year, significant revenue declines in home and commercial desktop PCs were offset in part by growth in notebook PCs. The revenue declines in home and commercial desktop PCs reflected a decrease in unit sales due primarily to the overall PC market slowdown and lower average selling prices resulting from competitive pricing pressures. In addition, commercial desktop PC revenue was negatively impacted by the continued shift toward mobile computing. Consequently, notebook PC revenue increased due to higher volumes, but was moderated by decreasing average selling prices. In the second quarter and first half of fiscal 2001, Unix server revenue declined over the same periods a year ago due mainly to weakness in mid-range servers, partially offset by growth in the low-end. The mid-range category was unfavorably impacted by overall softness in the economy, demand shifts to other server categories, and competitive pricing pressures. In addition, on a year-to-date basis, high-end Unix server revenue was down slightly due to the slowdown in enterprise capital spending and because our new high-end server, Superdome, did not begin shipping in volume until January 2001. For the three- and six-month periods, software revenue growth was driven by sales of OpenView, our services management offering. Enterprise storage revenue growth was fueled by continued strength in sales of our core XP line of products.

    Earnings from operations as a percentage of net revenue was (2.8)% for the quarter ended April 30, 2001 compared to 3.7% for the same period in 2000. For the first six months of the year, the earnings from operations ratio was (1.6)% in 2001 compared to 3.8% in the prior year. On an overall basis, the decline in the earnings from operations ratio in both periods was mainly attributable to higher operating expenses as a percentage of net revenue, and to a lesser degree, gross margin declines. The increase in operating expenses for both the quarter and year-to-date periods was largely the result of significant hiring in the sales organization to support future growth, as well as investments in research and development for new server, enterprise storage, and software products in conjunction with our "Always-On Infrastructure" strategy. Gross margin declines in Unix servers, PC servers, and home and commercial PCs for both the three- and six-month periods reflected the overall market slowdown and competitive pricing pressures. Unix server gross margins also decreased due in part to the current shift away from our higher-margin mid-range servers. Partially offsetting these gross margin declines were gross margin improvements in our software and enterprise storage businesses resulting from a favorable product mix.

IT SERVICES

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                APRIL 30,             APRIL 30,
                                                           -------------------   -------------------
                                                             2001       2000       2001       2000
                                                           --------   --------   --------   --------
                                                                         (IN MILLIONS)
Net revenue..............................................   $1,913     $1,758     $3,804     $3,434
Earnings from operations.................................   $  115     $  116     $  216     $  241

    IT Services' net revenue increased 9% in the second quarter and 11% in the first half of fiscal 2001 compared to the same periods in fiscal 2000. On a foreign currency-adjusted basis, net revenue growth was 16% in the second quarter and 18% in the first half of fiscal 2001 compared to the same periods in fiscal 2000. The growth in net revenue in both the three- and six-month periods was driven primarily by strong performance in consulting services as well as solid sales in customer support, technology financing, and outsourcing. This growth was partially offset by a revenue decline in complementary third party products delivered with sales of HP solutions.

    Net revenue growth in consulting in both the second quarter and first half of fiscal 2001 was fueled by the investment in headcount during 2000, which has enabled HP to pursue an increased number of, as well as larger, engagements in 2001. Consulting revenue for both the three- and six-month periods reflected strong demand from the financial services and communications industries. The increase in customer support revenue was driven by growth in mission critical services and emerging businesses such as networking services. Our financing business has been favorably impacted by the mix shift toward operating leases. Revenue growth in outsourcing reflected larger, more comprehensive deals, while the selective outsourcing business also grew steadily. Partially offsetting the IT Services revenue increases was a decline in sales of complementary third party products, due primarily to softened demand for networking products in fiscal 2001.

    Earnings from operations as a percentage of net revenue was 6.0% for the quarter ended April 30, 2001, compared to 6.6% for the same period in fiscal 2000. For the first half of fiscal 2001, earnings from operations as a percentage of net revenue decreased to 5.7% from 7.0% in 2000. The decrease in both the three- and six-month periods was driven largely by growth in operating expenses, and to a lesser degree, declines in gross margins. The growth in operating expenses resulted primarily from an increase in bad debt write-offs and additions to reserves in our financing portfolio. Declines in gross margins in our customer support business were partially offset by gross margin improvements in consulting and outsourcing. Gross margin declines in support resulted from mix shifts to higher-cost services. The increase in gross margin for consulting resulted from improved labor utilization and overall engagement cost management, while gross margin improvement in outsourcing reflected increased process standardization and delivery efficiency.

LIQUIDITY AND CAPITAL RESOURCES

    Our financial position remained strong, with cash and cash equivalents and short-term investments of $4.2 billion at April 30, 2001, compared to $4.0 billion at October 31, 2000. During the first six months of fiscal 2001, cash flows from operating activities and short-term borrowings were used mainly to fund purchases of property, plant and equipment, repurchases of our common stock, repurchases of our zero-coupon subordinated convertible notes and payments of dividends.

    Cash flows from operating activities were $0.7 billion during the first six months of fiscal 2001 compared to $2.0 billion for the corresponding period of fiscal 2000. The decrease in cash flows from operating activities in the first six months of fiscal 2001 resulted primarily from timing of payments on accounts payable and a decline in net earnings due to the economic downturn, partially offset by collections on receivables.

    Inventory as a percentage of net revenue was 11.7% at April 30, 2001, compared to 11.0% as of April 30, 2000, and 11.7% as of October 31, 2000. The increase in the ratio year over year is primarily attributable to the economic slowdown. However, the inventory ratio at April 30, 2001 has decreased from 12.4% as of January 31, 2001 resulting mainly from active inventory management. Trade and financing receivables as a percentage of net revenue were 16.2%, down from 16.5% in the same period a year ago and from 17.6% as of October 31, 2000. The ratio at year-end reflected a relatively high level of receivables due to seasonal fluctuations.

    Capital expenditures for the first six months of fiscal 2001 were $889 million, compared to $763 million for the corresponding period in fiscal 2000. Net property, plant and equipment as a percentage of net revenue was 9.4% as of April 30, 2001 compared to 9.6% as of April 30, 2000 and 9.2% at October 31, 2000. This ratio has generally remained stable over the past twelve months, reflecting our continuous effort to streamline operations through outsourcing and consolidating activities, improving space utilization and reducing asset intensity to build flexibility into our balance sheet.

    We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short- and long-term borrowings in the first six months of fiscal 2001 increased by $1.1 billion, as short-term debt borrowings were partially offset by repurchases of our zero-coupon subordinated convertible notes and payments on other long-term debt. Long-term debt totaling $252 million matured as scheduled in the first six months of fiscal 2001. At April 30, 2001, we had an unused committed borrowing facility in place totaling $1.0 billion.

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In the second quarter of fiscal 2001, we repurchased $298 million in face value of the notes with a book value of $178 million, resulting in an extraordinary gain on the early extinguishment of debt of $12 million (net of related taxes of $7 million). In the first half of fiscal 2001, we repurchased $898 million in face value of the notes with a book value of $534 million, resulting in an extraordinary gain on the early extinguishment of debt of $35 million (net of related taxes of $21 million). Between May 1 and June 12, 2001, we repurchased an additional $56 million in face value of the notes with a book value of $34 million, resulting in an extraordinary gain on the early extinguishment of debt of $2 million (net of related taxes of $1 million).

    In February 2000, we filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. This registration statement was declared effective on March 17, 2000. On June 6, 2000, we offered under the registration statement $1.5 billion of unsecured 7.15% Global Notes which mature on June 15, 2005, unless previously redeemed. This offering closed on June 9, 2000. We have the capacity to issue an additional $1.5 billion of securities under the shelf registration statement. On May 24, 2001, we filed a prospectus supplement to this registration statement, which allows us to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue. As of the date of this filing, no Medium-Term Notes have been issued under the shelf registration statement.

    HP and Hewlett-Packard Finance Company, a wholly-owned subsidiary of HP, have the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium Term Note Program filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the Euro. However, these notes have not been and will not be registered in the U.S. As of the date of this filing, we have the remaining capacity to issue approximately $2.9 billion of Medium-Term Notes under the program.

    We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. At October 31, 2000, we had authorization for future repurchases of $868 million of common stock under the two programs. In
November 2000, the Board of Directors authorized an additional $2.0 billion of future repurchases under these two programs in the aggregate. During the second quarter of fiscal 2001, 6,703,600 shares were repurchased under these plans for an aggregate price of $202 million. In the first half of fiscal 2001, 25,303,600 shares were repurchased for an aggregate price of $838 million. As of April 30, 2001, we had authorization for remaining future repurchases under the two programs of approximately $2.0 billion. In fiscal 2000, 19,644,000 shares were repurchased for an aggregate price of $1.3 billion in the second quarter, and 37,358,200 shares were repurchased for $2.3 billion in the first half of the year. The number of shares repurchased for the second quarter and first half of fiscal 2000 has been adjusted to reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

    In January 2001, we acquired all of the outstanding stock of Bluestone in exchange for $528 million of HP common stock and options. With this acquisition, we expanded our Internet software offering by adding Bluestone's XML-based web application server and tools to our portfolio, forming the core of HP's middleware offering. The acquisition was recorded under the purchase method of accounting, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. We recorded approximately
$345 million of goodwill and identified intangibles in conjunction with the transaction. These intangible assets will be amortized on a straight-line basis over three years. In addition, we recorded a pre-tax charge of approximately
$19 million for in-process research and development at the time of acquisition because technological feasibility had not been established and no further alternative uses existed. The fair value assigned to intangible assets acquired, including in-process research and development, was based on a valuation prepared by an independent third party appraisal firm.

    On June 4, 2001, HP and Pitney Bowes announced that they had entered into agreements which resolve all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. This payment did not have a material impact on HP's cash and investments or liquidity. For further discussion regarding the litigation see Note 3 to the Consolidated Condensed Financial Statements.

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

    - The overlap of different tax structures,

    - Unexpected changes in regulatory requirements,

    - Differing technology standards,

    - Problems caused by the conversion of various European currencies to the Euro (see "Adoption of the Euro" section below), and

    - Natural disasters.

MARKET RISK

    We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. We are also exposed to interest rate risk inherent in our debt and investment portfolios. Our risk management strategy includes the use of derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur on the underlying exposures, with gains and losses on the derivative contracts hedging these exposures. We do not enter into derivatives for trading purposes. We are also exposed to equity securities price risk on our portfolio of marketable equity securities. We typically do not attempt to reduce or eliminate our market exposure on these securities. See also Notes 8 and 9 to the Consolidated Condensed Financial Statements in Item 1 above for more detailed information.

    We have performed a sensitivity analysis as of April 30, 2001 assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures described above, and a hypothetical 10% adverse movement in interest rates applied to our debt and investment portfolios. This analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges.

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

    Moreover, we often provide financing for the purchase of our products and services to technology companies. Due to the economic downturn and difficulties that may be faced by some of these companies, our financing portfolio could be further impaired.

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

EARTHQUAKES AND POWER OUTAGES

    Our corporate headquarters, a portion of our research and development activities, other critical business operations and a certain number of our suppliers are located in California. The ultimate impact on HP, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but operating results could be materially adversely affected in the event of a major earthquake. In addition, California has experienced, and continues to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations and the operations of our suppliers, distributors and resellers, and customers. We are predominantly uninsured for losses and interruptions caused by earthquakes and power outages.

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

    - Quarterly increases or decreases in our revenue or earnings,

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

ECONOMIC UNCERTAINTY

    The revenue growth and profitability of our business depends significantly on the overall demand for computing and imaging products and services, particularly in the product and service segments in which we compete. Softening demand for these products and services caused by ongoing economic uncertainty has resulted, and may further result, in decreased revenues, earnings levels or growth rates or inventory writedowns. The global economy has weakened and market conditions continue to be challenging. This has resulted in individuals and companies delaying or reducing expenditures, such as for information technology. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and consequently on our business, operating results, financial condition, prospects and stock price.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The information set forth under Note 3 contained in the "Notes to Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    A list of exhibits is set forth in the Exhibit Index found on page 34 of this report.

    (b) Reports on Form 8-K:

    On February 8, 2001, HP filed a report on Form 8-K, which reported under
Item 5 that on February 2, 2001, HP's Audit Committee of the Board of Directors selected and appointed Ernst & Young LLP as HP's independent public accountants with respect to HP's audit for the fiscal year ending October 31, 2001.

    On February 15, 2001, HP filed a report on Form 8-K, which reported under
Item 5 the issuance of a press release containing financial information for the first quarter of fiscal year 2001 and forward-looking statements relating to fiscal year 2001.

    On April 18, 2001, HP filed a report on Form 8-K, which reported under Item 5 the issuance of a press release containing revised forward-looking statements related to the second and third quarters of fiscal year 2001.

    On May 16, 2001, HP filed a report on Form 8-K, which reported under Item 5 the issuance of a press release containing financial information for the second quarter and first half of fiscal year 2001 and forward-looking statements relating to the third quarter of fiscal year 2001.

    On May 24, 2001, HP filed a report on Form 8-K, relating to the offering of up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue under HP's shelf registration statement on Form S-3
(No. 333-30786), declared effective on March 17, 2000.

    On June 4, 2001, HP filed a report on Form 8-K, which reported under Item 5 the issuance of a joint press release with Pitney Bowes Inc. announcing the settlement of litigation between the two companies and ongoing business and technology opportunities for both firms.

    On June 5, 2001, HP filed a report on Form 8-K, which reported under Item 5 the issuance of a press release updating HP's previously released earnings per share for the second fiscal quarter ended April 30, 2001, due to a litigation settlement with Pitney Bowes Inc.

    On June 6, 2001, HP filed a report on Form 8-K, which reported under Item 5 the issuance of a press release regarding the global slowdown in IT spending and its possible impact on previous forward-looking statements relating to the third quarter of fiscal year 2001.

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

Date: June 13, 2001

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
1                       Not applicable.
2                       Master Separation and Distribution Agreement between
                        Hewlett-Packard Company and Agilent Technologies, Inc.
                        effective as of August 12, 1999, which appears as Exhibit 2 to Registrant's Annual Report on Form 10-K for the fiscal
                        year ended October 31, 1999, which exhibit is incorporated herein by reference.
3(a)                    Registrant's Certificate of Incorporation, which appears as
                        Exhibit 3(a) to Registrant's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended April 30, 1998, which exhibit is incorporated herein by reference.
3(b)                    Registrant's Amendment to the Certificate of Incorporation,
                        which appears as Exhibit 3(b) to Registrant's Quarterly
                        Report on Form 10-Q for the fiscal quarter ended
                        January 31, 2001, which exhibit is incorporated herein by
                        reference.
3(c)                    Registrant's Amended By-Laws, which appears as Exhibit 3(b)
                        to Registrant's Annual Report on Form 10-K for the fiscal
                        year ended October 31, 1999, which exhibit is incorporated herein by reference.
4(a)                    Indenture dated as of October 14, 1997 among Registrant and
                        Chase Trust Company of California regarding Liquid Yield
                        Option Notes due 2017 which appears as Exhibit 4.2 to
                        Registrant's Registration Statement on Form S-3
                        (Registration No. 333-44113), which exhibit is incorporated herein by reference.
4(b)                    Supplemental Indenture dated as of March 16, 2000 among
                        Registrant and Chase Trust Company of California regarding
                        Liquid Yield Option Notes due 2017, which appears as Exhibit
                        4(b) to Registrant's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended July 31, 2000, which exhibit is
                        incorporated herein by reference.
4(c)                    Form of Registrant's 7.15% Global notes due June 15, 2005
                        and related Officers' Certificate, which appear as Exhibits
                        4.1 and 4.3 to Registrant's Form 8-K filed on June 15, 2000, which exhibits are incorporated herein by reference.
4(d)                    Senior Indenture, which appears as Exhibit 4.1 to
                        Registrant's Registration Statement on Form S-3 dated
                        February 18, 2000, as amended by Amendment No. 1 thereto
                        dated March 17, 2000 (Registration No. 333-30786), which
                        exhibit is incorporated herein by reference.
4(e)                    Form of Registrant's Fixed Rate Note and Floating Rate Note
                        and related Officers' Certificate, which appear as Exhibits
                        4.1, 4.2 and 4.4 to Registrant's Form 8-K filed on May 24,
                        2001, which exhibits are incorporated herein by reference.
5-8                     Not applicable.
9                       None.
10(a)                   Registrant's 1985 Incentive Compensation Plan, as amended, which appears as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999,
                        which exhibit is incorporated herein by reference.*
10(b)                   Registrant's 1985 Incentive Compensation Plan, as amended, stock option agreement, which appears as Exhibit 10(b) to
                        Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(c)                   Registrant's Excess Benefit Retirement Plan, amended and
                        restated as of November 1, 1999, which appears as Exhibit
                        10(c) to Registrant's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended July 31, 2000, which exhibit is
                        incorporated herein by reference.*
10(d)                   Registrant's 1990 Incentive Stock Plan, as amended.*

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10(e)                   Registrant's 1990 Incentive Stock Option Plan, as amended, stock option agreement, which appears as Exhibit 10(e) to
                        Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(f)                   Registrant's 1995 Incentive Stock Plan, as amended.*
10(g)                   Registrant's 1995 Incentive Stock Plan, as amended, stock
                        option and restricted stock agreements, which appears as
                        Exhibit 10(g) to Registrant's Annual Report on Form 10-K for
                        the fiscal year ended October 31, 1999, which exhibit is
                        incorporated herein by reference.*
10(h)                   Registrant's 1997 Director Stock Plan which appears as
                        Exhibit 99 to Registrant's Form S-8 filed on March 7, 1997, which exhibit is incorporated herein by reference.*
10(i)                   Registrant's Executive Deferred Compensation Plan, Amended
                        and Restated effective November 1, 2000, which appears as
                        Exhibit 10(i) to Registrant's Annual Report on Form 10-K for
                        the fiscal year ended October 31, 2000, which exhibit is
                        incorporated herein by reference.*
10(j)                   VeriFone, Inc. Amended and Restated 1992 Non-Employee
                        Directors' Stock Option Plan which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which
                        exhibit is incorporated herein by reference.*
10(k)                   VeriFone, Inc. Amended and Restated Incentive Stock Option
                        Plan and form of agreement which appears as Exhibit 99.2 to
                        Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(l)                   VeriFone, Inc. Amended and Restated 1987 Supplemental Stock
                        Option Plan and form of agreement which appears as Exhibit
                        99.3 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(m)                   Enterprise Integration Technologies Corporation 1991 Stock
                        Plan and form of agreement which appears as Exhibit 99.4 to
                        Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(n)                   VeriFone, Inc. Amended and Restated Employee Stock Purchase
                        Plan which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(o)                   Registrant's 1998 Subsidiary Employee Stock Purchase Plan
                        and the Subscription Agreement which appear as Appendices E and E-1 to Registrant's Proxy Statement dated January 12,
                        1998, respectively, which appendices are incorporated herein by reference.*
10(p)                   Transition Agreement, dated May 20, 1999, between Registrant and Lewis E. Platt which appears as Exhibit 10(ee) to
                        Registrant's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(q)                   Employment Agreement, dated May 20, 1999, between Registrant and Robert P. Wayman which appears as Exhibit 10(ff) to
                        Registrant's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(r)                   Employment Agreement, dated July 17, 1999, between
                        Registrant and Carleton S. Fiorina which appears as Exhibit
                        10(gg) to Registrant's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended July 31, 1999, which exhibit is
                        incorporated herein by reference.*
10(s)                   Executive Transition Program which appears as Exhibit 10(hh)
                        to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(t)                   Incentive Stock Plan Stock Option Agreement (Non-Qualified),
                        dated July 17, 1999, between Registrant and Carleton S.
                        Fiorina which appears as Exhibit 10(ii) to Registrant's
                        Quarterly Report on Form 10-Q for the fiscal quarter ended
                        July 31, 1999, which exhibit is incorporated herein by
                        reference.*

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10(u)                   Restricted Stock Agreement, dated July 17, 1999, between
                        Registrant and Carleton S. Fiorina which appears as Exhibit
                        10(jj) to Registrant's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended July 31, 1999, which exhibit is
                        incorporated herein by reference.*
10(v)                   Restricted Stock Unit Agreement, dated July 17, 1999,
                        between Registrant and Carleton S. Fiorina which appears as
                        Exhibit 10(kk) to Registrant's Quarterly Report on Form 10-Q
                        for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(w)                   Registrant's 2000 Stock Plan which appears as Exhibit 4.1 to
                        Registrant's Form S-8 filed on April 28, 2000, which exhibit is incorporated herein by reference.*
10(x)                   Registrant's 2000 Employee Stock Purchase Plan which appears as Exhibit 4.2 to Registrant's Form S-8 filed on April 28,
                        2000, which exhibit is incorporated herein by reference.*
10(y)                   Registrant's Executive Pay-For-Results Plan (Amended and
                        Restated as of November 1, 2000), which appears as Exhibit
                        10(y) to Registrant's Annual Report on Form 10-K for the
                        fiscal year ended October 31, 2000, which exhibit is
                        incorporated herein by reference.*
10(z)                   Registrant's Pay-For-Results Short-Term Bonus Plan
                        (Effective November 1, 2000), which appears as Exhibit 10(z)
                        to Registrant's Annual Report on Form 10-K for the fiscal
                        year ended October 31, 2000, which exhibit is incorporated herein by reference.*
10(aa)                  Executive Transition Program General Waiver, Release and
                        Agreement, dated February 13, 2001, between Registrant and
                        Carolyn Ticknor, which appears as Exhibit 10(aa) to
                        Registrant's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended January 31, 2001, which exhibit is
                        incorporated herein by reference.*
11                      Not applicable.
12                      Statement of Computation of Ratio of Earnings to Fixed
                        Charges.
13-17                   Not applicable.
18                      None.
19-21                   Not applicable.
22                      None.
23-27                   Not applicable.
28                      None.
99                      Not applicable.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.