Form 10-Q
period 2001-07-31
HEWLETT PACKARD CO
filed 2001-09-14
CIK 47217

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 1-4423

                            ------------------------

                            HEWLETT-PACKARD COMPANY

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     94-1081436
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

    3000 HANOVER STREET, PALO ALTO,                           94304
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS              OUTSTANDING AT AUGUST 31, 2001
-----------------------------  ------------------------------
Common Stock, $0.01 par value       1,940,026,955 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Part I.   Financial Information

          Item 1.  Financial Statements.

          Consolidated Condensed Statement of Earnings
                  Three and nine months ended July 31, 2001 and 2000
            (Unaudited)...............................................      3

          Consolidated Condensed Balance Sheet
                  July 31, 2001 (Unaudited) and October 31, 2000......      4

          Consolidated Condensed Statement of Cash Flows
                  Nine months ended July 31, 2001 and 2000
            (Unaudited)...............................................      5

          Notes to Consolidated Condensed Financial Statements
            (Unaudited)...............................................      6

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     21

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk........................................     36

Part II.  Other Information

          Item 1.  Legal Proceedings..................................     37

          Item 6.  Exhibits and Reports on Form 8-K...................     37

Signature.............................................................     39

Exhibit Index.........................................................     40

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                  (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     JULY 31,                 JULY 31,
                                                              -----------------------   ---------------------
                                                                 2001         2000        2001        2000
                                                              ----------   ----------   ---------   ---------
Net revenue:
  Products..................................................   $ 8,219       $9,919      $27,856     $30,109
  Services..................................................     1,928        1,899        5,846       5,410
                                                               -------       ------      -------     -------
    Total net revenue.......................................    10,147       11,818       33,702      35,519

Costs and expenses:
  Cost of products sold and services........................     7,520        8,308       24,890      25,252
  Research and development..................................       662          663        2,020       1,941
  Selling, general and administrative.......................     1,820        1,755        5,686       5,392
                                                               -------       ------      -------     -------
    Total costs and expenses................................    10,002       10,726       32,596      32,585
                                                               -------       ------      -------     -------
Earnings from operations....................................       145        1,092        1,106       2,934
Interest income and other, net..............................       159          276          525         641
Interest expense............................................        73           60          233         156
Litigation settlement.......................................        --           --          400          --
Impairment losses on investments............................        --           --          365          --
Losses (gains) on divestitures..............................       131           --          131          (8)
                                                               -------       ------      -------     -------
Earnings from continuing operations before extraordinary
  item and taxes............................................       100        1,308          502       3,427
(Benefit) provision for taxes...............................        (3)         279           39         788
                                                               -------       ------      -------     -------
Net earnings from continuing operations before extraordinary
  item......................................................       103        1,029          463       2,639
Net earnings from discontinued operations...................        --           17           --         136
                                                               -------       ------      -------     -------
Net earnings before extraordinary item......................       103        1,046          463       2,775
Extraordinary item--gain on early extinguishment of debt,
  net of taxes..............................................         8           --           43          --
                                                               -------       ------      -------     -------
Net earnings................................................   $   111       $1,046      $   506     $ 2,775
                                                               =======       ======      =======     =======
Basic net earnings per share:
  Net earnings from continuing operations before
    extraordinary item......................................   $  0.05       $ 0.52      $  0.24     $  1.33
  Net earnings from discontinued operations.................        --         0.01           --        0.07
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................      0.01           --         0.02          --
                                                               -------       ------      -------     -------
  Net earnings..............................................   $  0.06       $ 0.53      $  0.26     $  1.40
                                                               =======       ======      =======     =======
Diluted net earnings per share:
  Net earnings from continuing operations before
    extraordinary item......................................   $  0.05       $ 0.50      $  0.24     $  1.28
  Net earnings from discontinued operations.................        --         0.01           --        0.06
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................      0.01           --         0.02          --
                                                               -------       ------      -------     -------
  Net earnings..............................................   $  0.06       $ 0.51      $  0.26     $  1.34
                                                               =======       ======      =======     =======

Cash dividends declared per share...........................   $  0.16       $ 0.16      $  0.32     $  0.32

Average number of shares and share equivalents:
  Basic.....................................................     1,936        1,975        1,935       1,987
  Diluted...................................................     1,967        2,089        1,976       2,086

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                        (IN MILLIONS, EXCEPT PAR VALUE)

                                                               JULY 31,     OCTOBER 31,
                                                                 2001          2000
                                                              -----------   -----------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 2,727       $ 3,415
  Short-term investments....................................        513           592
  Accounts receivable, net..................................      4,900         6,394
  Financing receivables, net................................      2,153         2,174
  Inventory.................................................      5,489         5,699
  Other current assets......................................      5,180         4,970
                                                                -------       -------
    Total current assets....................................     20,962        23,244
                                                                -------       -------
Property, plant and equipment (net of accumulated
  depreciation of $5,340 and $5,005 at July 31, 2001 and
  October 31, 2000, respectively)...........................      4,613         4,500
Long-term investments and other assets......................      6,799         6,265
                                                                -------       -------
Total assets................................................    $32,374       $34,009
                                                                =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and short-term borrowings...................    $ 2,012       $ 1,555
  Accounts payable..........................................      3,238         5,049
  Employee compensation and benefits........................      1,442         1,584
  Taxes on earnings.........................................      2,067         2,046
  Deferred revenues.........................................      1,879         1,759
  Other accrued liabilities.................................      3,312         3,204
                                                                -------       -------
    Total current liabilities...............................     13,950        15,197
                                                                -------       -------
Long-term debt..............................................      3,511         3,402
Other liabilities...........................................      1,044         1,201

Stockholders' equity:
  Preferred stock, $0.01 par value (300 shares authorized;
    none issued)............................................         --            --
  Common stock, $0.01 par value (9,600 and 4,800 shares
    authorized at July 31, 2001 and October 31, 2000,
    respectively; 1,939 and 1,947 shares issued and
    outstanding at July 31, 2001 and October 31, 2000,
    respectively)...........................................         19            19
  Additional paid-in capital................................         18            --
  Retained earnings.........................................     13,792        14,097
  Accumulated other comprehensive income....................         40            93
                                                                -------       -------
    Total stockholders' equity..............................     13,869        14,209
                                                                -------       -------
Total liabilities and stockholders' equity..................    $32,374       $34,009
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

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                               NINE MONTHS ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net earnings, excluding net earnings from discontinued
    operations..............................................  $   506    $ 2,639
  Adjustments to reconcile net earnings from continuing
    operations to net cash provided by operating activities:
    Depreciation and amortization...........................    1,006        907
    Impairment losses on investments........................      365         --
    Deferred taxes on earnings..............................     (817)       291
    Gain on early extinguishment of debt, net of taxes......      (43)        --
    Losses (gains) on divestitures..........................      131         (8)
    Changes in assets and liabilities:
      Accounts and financing receivables....................    1,458       (255)
      Inventory.............................................      179       (709)
      Accounts payable......................................   (1,796)       886
      Taxes on earnings.....................................       29       (684)
      Other current assets and liabilities..................      (65)      (217)
      Other, net............................................     (134)       (40)
                                                              -------    -------
      Net cash provided by operating activities.............      819      2,810
                                                              -------    -------
Cash flows from investing activities:
    Investment in property, plant and equipment.............   (1,335)    (1,197)
    Proceeds from sale of property, plant and equipment.....      355        284
    Purchases of investments................................     (240)      (949)
    Maturities and sales of investments.....................      223        851
    Cash acquired through business acquisition..............      163         --
    Other, net..............................................       37         81
                                                              -------    -------
      Net cash used in investing activities.................     (797)      (930)
                                                              -------    -------
Cash flows from financing activities:
    Increase (decrease) in notes payable and short-term
      borrowings............................................      569     (1,338)
    Issuance of long-term debt..............................      763      1,883
    Payment of long-term debt...............................     (271)      (355)
    Repurchase of zero-coupon subordinated convertible
      notes.................................................     (581)        --
    Issuance of common stock under employee stock plans.....      314        659
    Repurchase of common stock..............................   (1,038)    (3,781)
    Dividends...............................................     (466)      (481)
                                                              -------    -------
      Net cash used in financing activities.................     (710)    (3,413)
                                                              -------    -------
Net cash provided by discontinued operations................       --        964
                                                              -------    -------
Decrease in cash and cash equivalents.......................     (688)      (569)
Cash and cash equivalents at beginning of period............    3,415      5,411
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 2,727    $ 4,842
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

    In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of July 31, 2001 and October 31, 2000, its results of operations for the three- and nine-month periods ended July 31, 2001 and 2000, and its cash flows for the nine-month periods ended July 31, 2001 and 2000. All share and per-share amounts for prior periods have been adjusted to reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000. In addition, certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

    The results of operations for the three- and nine-month periods ended
July 31, 2001 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto included in Items 7 and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

    The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the U.S. to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B, which delayed the implementation date of SAB 101. In October 2000, the SEC issued additional guidance to supplement SAB 101. HP is required to adopt SAB 101 in the fourth quarter of fiscal year 2001 and is currently evaluating the impact on its consolidated financial position and results of operations. Upon adoption, HP anticipates that it will restate its consolidated financial position and results of operations for the first three quarters of fiscal year 2001, including a cumulative effect of a change in accounting principle, which will be recorded retroactively as of the beginning of the first quarter of fiscal year 2001.

    In April 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"). The consensus concluded that consideration from a vendor to a reseller of the vendor's products is generally presumed to be an adjustment to the selling prices of the vendor's products and, therefore, should be classified as a reduction of revenue. EITF 00-25 is effective for annual or interim financial statements of periods beginning after December 15, 2001. HP is currently in the process of evaluating the impact that adoption will have on its results of operations.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. HP does not expect that the adoption of SFAS 141 will have a material effect on its consolidated financial position or results of operations. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but tested for impairment at least annually, while intangible assets with finite useful lives continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing goodwill and intangible assets with indefinite useful lives for impairment. The provisions of SFAS 142 will be effective for HP's fiscal year 2003, with early adoption permitted at the beginning of HP's fiscal year 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS 142. HP is currently in the process of evaluating the potential impact the adoption of SFAS 142 will have on its consolidated financial position or results of operations.

NOTE 3: LITIGATION SETTLEMENT AND CONTINGENCIES

    On June 4, 2001, HP and Pitney Bowes Inc. ("Pitney Bowes") announced that they had entered into agreements which resolve all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. In addition, the companies entered into a technology licensing agreement and expect to pursue business and commercial relationships. Pitney Bowes filed its patent infringement case against HP on August 23, 1995 in the U.S. District Court for the District of Connecticut, alleging that HP's LaserJet printers infringed Pitney Bowes' character edge smoothing patent, and HP filed one case against Pitney Bowes on August 23, 1995 in the U.S. District Court for the District of Idaho to invalidate the Pitney Bowes patent and four cases on March 21, 2001 in the U.S. District Court for the Northern District of California (San Francisco Division), on March 28, 2001 in the U.S. District Court for the District of Idaho, on April 4, 2001 in the U.S. District Court for the Western District of Texas and on May 11, 2001 in the U.S. District Court for the Northern District of California (San Jose Division), alleging that Pitney Bowes' copiers, fax machines, document management software and a postal metering machine infringed HP's patents. On May 29, 1996, HP answered the complaint filed by Pitney Bowes and counterclaimed for a declaratory judgment that the Pitney Bowes patent was invalid, unenforceable, and not infringed. During the following 15 months, the parties engaged in extensive discovery. On August 11, 1997, HP moved for summary judgment of non-infringement. On February 9, 1998, the Connecticut District Court denied HP's motion. On November 7, 1997, HP moved for summary judgment of invalidity of the Pitney Bowes patent, and for summary judgment of noninfringement. On March 23, 1998, the Connecticut District Court denied the motion for summary judgment of invalidity, but granted the motion for summary judgment of noninfringement, and entered judgment in favor of HP. Pitney Bowes appealed that judgment, and on June 23, 1999 the Court of Appeals for the Federal Circuit reversed the judgment in favor of HP and remanded the case to the trial court. On July 7, 1999, HP petitioned the Patent and Trademark Office ("PTO") to reexamine the validity of the Pitney Bowes patent. That petition was granted on August 27, 1999, and the litigation in the Connecticut District Court was thereafter stayed pending reexamination of the patent. On June 14, 2000, the PTO issued an Office Action initially rejecting the claims of the Pitney Bowes patent asserted against HP as invalid. On September 9, 2000, the PTO issued a Statement of Reasons for Patentability affirming the claims of the Pitney Bowes patent. The stay on the litigation was thereafter lifted, and on November 13, 2000, the Connecticut District Court set a June 4, 2001 trial date for the case Pitney Bowes filed. A

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 3: LITIGATION SETTLEMENT AND CONTINGENCIES (CONTINUED)
"Markman" hearing was held on April 24, 2001 to determine the scope of the Pitney Bowes patent claims which would affect the outcome of the litigation on the issues of patent infringement as well as patent validity. The suits by HP were pending. HP and Pitney Bowes had settlement discussions as the trial date approached, resulting in the settlement agreement described above.

    Prior to reaching a settlement agreement, HP did not believe that a materially adverse judgment or settlement was reasonably possible, or that a loss was reasonably estimable. Although the settlement was not reached until June 4, 2001, accounting principles generally accepted in the U.S. required that the $400 million settlement charge be recorded in HP's consolidated condensed financial statements for the second quarter ended April 30, 2001 as the Quarterly Report on Form 10-Q for that quarter had not yet been filed.

    HP is involved in other lawsuits, claims, investigations and proceedings including patent, commercial and environmental matters, which arise in the ordinary course of business. There are no such matters pending that HP expects to be material in relation to its business, financial position or results of operations.

NOTE 4: RESTRUCTURING CHARGES

    In January 2001, HP's management approved a marketing realignment program to bring marketing resources in line with HP's streamlined organizational structure. The purpose of the program was to eliminate redundancies and focus marketing investments on programs that increase market impact. This marketing realignment program was implemented under the existing terms of an overall Workforce Management Program which defined the severance benefits for which employees were eligible based on years of service. Accrued costs of approximately $102 million before taxes were recorded as selling, general and administrative expense in the first quarter of fiscal year 2001. These costs represented estimated severance and other employee benefits related to the elimination of approximately 1,500 marketing positions worldwide, across many regions and job classes. As of July 31, 2001, HP had paid out approximately
$40 million of the accrued costs. HP expects that the remainder of the accrual will be paid out during the fourth quarter of fiscal year 2001.

    In July 2001, HP's management announced plans for a workforce reduction in order to improve HP's cost structure by simplifying its organizational model, prioritizing its resources on strategic areas of its business and retaining the skills base it believes will best serve HP for the future. HP expects to record a restructuring charge of approximately $250 million to $300 million in connection with the plan. This charge consists of severance and other employee benefits related to the elimination of approximately 6,000 positions worldwide, across many regions, business functions and job classes, and related costs for consolidation of excess facilities. The majority of the restructuring charge is expected to be recorded and paid out in the fourth quarter of fiscal 2001, while HP expects to incur the remainder in the first quarter of fiscal 2002 as it works through country-specific labor laws and regulations outside of the U.S.

NOTE 5: DISCONTINUED OPERATIONS

    On March 2, 1999, HP announced its intention to launch a new company, subsequently named Agilent Technologies, through a distribution of Agilent Technologies common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies was composed of HP's former

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 5: DISCONTINUED OPERATIONS (CONTINUED)
Measurement Organization, which included the test-and-measurement, semiconductor products, chemical analysis and healthcare solutions businesses. Effective
July 31, 1999, HP's management and Board of Directors completed the plan of disposition for Agilent Technologies. HP's consolidated condensed financial statements for all periods present Agilent Technologies as a discontinued business segment through the spin-off date of June 2, 2000.

    In November 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to HP. HP distributed substantially all of its remaining interest in Agilent Technologies through a stock dividend to HP stockholders on June 2, 2000.

    Net earnings from discontinued operations were $17 million for the third quarter and $136 million for the first nine months of fiscal 2000. Of the $136 million, net earnings of Agilent Technologies for the period from the July 31, 1999 measurement date through the June 2, 2000 spin-off date totaled $287 million (net of related tax expense of $174 million), and the net costs to effect the spin-off were $151 million (net of related tax benefit of $23 million). The $17 million recorded in the third quarter of fiscal 2000 consisted mainly of a final true-up of the net costs to effect the spin-off.

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

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     JULY 31,                 JULY 31,
                                                              -----------------------   ---------------------
                                                                 2001         2000        2001        2000
                                                              ----------   ----------   ---------   ---------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Numerator:
  Net earnings from continuing operations before
    extraordinary item......................................    $  103       $1,029      $  463      $2,639
  Adjustment for interest expense on zero-coupon
    subordinated convertible notes, net of income tax
    effect..................................................         3            8          13          22
                                                                ------       ------      ------      ------
  Net earnings from continuing operations before
    extraordinary item, adjusted............................       106        1,037         476       2,661
  Net earnings from discontinued operations.................        --           17          --         136
                                                                ------       ------      ------      ------
  Net earnings before extraordinary item, adjusted..........       106        1,054         476       2,797
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................         8           --          43          --
                                                                ------       ------      ------      ------
  Net earnings, adjusted....................................    $  114       $1,054      $  519      $2,797
                                                                ======       ======      ======      ======
Denominator:
  Weighted-average shares used to compute basic EPS.........     1,936        1,975       1,935       1,987
  Effect of dilutive securities:
    Dilutive options and other stock-based awards...........        16           84          21          69
    Zero-coupon subordinated convertible notes..............        15           30          20          30
                                                                ------       ------      ------      ------
  Dilutive potential common shares..........................        31          114          41          99
                                                                ------       ------      ------      ------
  Weighted-average shares used to compute diluted EPS.......     1,967        2,089       1,976       2,086
                                                                ======       ======      ======      ======
Basic net earnings per share:
  Net earnings from continuing operations before
    extraordinary item......................................    $ 0.05       $ 0.52      $ 0.24      $ 1.33
  Net earnings from discontinued operations.................        --         0.01          --        0.07
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................      0.01           --        0.02          --
                                                                ------       ------      ------      ------
  Net earnings..............................................    $ 0.06       $ 0.53      $ 0.26      $ 1.40
                                                                ======       ======      ======      ======
Diluted net earnings per share:
  Net earnings from continuing operations before
    extraordinary item......................................    $ 0.05       $ 0.50      $ 0.24      $ 1.28
  Net earnings from discontinued operations.................        --         0.01          --        0.06
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................      0.01           --        0.02          --
                                                                ------       ------      ------      ------
  Net earnings..............................................    $ 0.06       $ 0.51      $ 0.26      $ 1.34
                                                                ======       ======      ======      ======

NOTE 7: ACQUISITIONS AND DIVESTITURES

   In January 2001, HP acquired all of the outstanding stock of Bluestone Software, Inc. ("Bluestone") in exchange for $528 million of HP common stock and options. With this acquisition, HP expanded its Internet software offering by adding Bluestone's XML-based web application server and tools to its portfolio, forming the core of HP's middleware offering. The acquisition was recorded under the purchase method of accounting, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. HP recorded approximately $350 million of goodwill and identified intangibles in conjunction with the transaction. These intangible assets are being amortized on a straight-line basis over three years. Amortization of the goodwill, which represents a majority of these intangible assets, will cease upon HP's adoption of SFAS 142. In addition, HP recorded a pre-tax charge of approximately $19 million for in-process research and development at the time of acquisition in the first quarter of fiscal 2001 because technological feasibility had not been established and no

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 7: ACQUISITIONS AND DIVESTITURES (CONTINUED) future alternative uses existed. The fair value assigned to intangible assets acquired, including in-process research and development, was based on a valuation prepared by an independent third party appraisal firm. Pro forma results of operations reflecting this acquisition have not been presented as such disclosure is not material.

    In July 2001, HP sold its ownership of the VeriFone business to Gores Technology Group. HP recognized a loss on this divestiture of $131 million (before related tax benefit of $65 million).

    In July 2001, HP signed a definitive agreement to acquire all of the outstanding stock of StorageApps in exchange for approximately $350 million of HP common stock valued as of the signing of the agreement. This acquisition is expected to strengthen HP's storage offering by adding virtualization technology, which is a key component of HP's Federated Storage Area Management ("FSAM") strategy. FSAM is designed to give customers the ability to expand storage capacity without increasing the number of employees, and storage virtualization technology is designed to allow customers to easily mix and match their storage needs from different vendors. The transaction is expected to close in the fourth quarter of fiscal 2001. The completion of this transaction is subject to regulatory approval and other customary closing conditions.

    In July 2001, HP signed a definitive agreement with Comdisco, Inc. ("Comdisco") to acquire substantially all of Comdisco's business continuity services for approximately $610 million in cash, subject to certain closing adjustments. With this acquisition, HP expects to become a leading provider of business continuity services worldwide. The agreement between HP and Comdisco remains subject to bankruptcy court sales process and approvals since Comdisco's parent company and a number of its U.S. subsidiaries filed voluntary petitions on July 16, 2001 for relief under Chapter 11 of the U.S. Bankruptcy Code. If HP is selected as the successful bidder, the transaction is expected to close in the first quarter of fiscal 2002.

    In August 2001, HP acquired all of the outstanding stock of Trinagy, Inc. ("Trinagy"). Trinagy will be integrated into HP's OpenView e-services management software business unit. The acquisition is part of HP's ongoing strategy to enhance its software portfolio in order to help customers adapt quickly to change and manage complexity in their businesses. This transaction will be recorded in the fourth quarter of fiscal 2001 and is not material to HP's consolidated financial position.

    In September 2001, HP signed a definitive agreement with Compaq Computer Corporation ("Compaq") to acquire all of the outstanding stock of Compaq in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock. Compaq is a leading global provider of enterprise technology and solutions. HP believes the merger will strengthen the scope of its IT solutions and will improve its cost structure. The transaction is expected to close in the first half of 2002, and its completion is subject to regulatory approval and shareholder approval from both HP and Compaq, as well as other customary closing conditions. More information on this transaction is available in HP's Form 8-K filed with the SEC on September 4, 2001, as amended, which is incorporated herein by reference.

    In September 2001, HP signed a definitive agreement with Indigo N.V. ("Indigo") to commence an exchange offer to acquire all of the outstanding shares of Indigo not already owned by HP (the "Shares") in exchange for a combination of shares of HP's common stock and non-transferable contingent value rights ("CVR") entitling the holder to a contingent cash payment based on the

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 7: ACQUISITIONS AND DIVESTITURES (CONTINUED) achievement by the Indigo business of certain revenue milestones over a three-year post-closing period. HP currently owns 14.8 million of Indigo's common shares, representing approximately 13 percent of Indigo's outstanding shares. In exchange for each share of Indigo stock, shareholders of Indigo will receive either $7.50 in HP common stock or $6.00 in HP common stock plus one CVR entitling its holder to a cash payment of up to $4.50 per share if the Indigo business achieves a total of $1.6 billion in revenue over a three-year post-closing period. The future cash pay-out for each CVR increases linearly from $0 to $4.50 as cumulative revenues increase from $1.0 billion to $1.6 billion. The number of shares of HP's common stock to be issued will be determined based on the average closing price of HP common stock during the 20 consecutive trading days ending 3 trading days prior to the closing of the exchange offer, with the average trading price to be used in such calculation to be not less than $16.69 nor more than $23.68. Based on the terms of the agreement, HP's closing share price on the date of the agreement, and current assumptions on the quantity of each consideration alternative, the total potential consideration to acquire the Shares is approximately $630 million in HP common stock plus approximately 56 million CVRs; the future cash pay-out, if any, of such CVRs will be determined and payable after a three-year period commencing shortly after the closing of the exchange offer. Indigo is a leading provider of high performance digital color printing systems. HP believes this acquisition will extend HP's printing systems portfolio beyond Inkjet and LaserJet technology into a third high-speed color print technology and will accelerate HP's efforts to transform and lead the rapidly evolving commercial printing market. The transaction is expected to close in the first half of 2002. The completion of this transaction is subject to regulatory approval and other customary closing conditions. More information on this transaction is available in HP's Form 8-K filed with the SEC on September 9, 2001, which is incorporated herein by reference.

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

    HP's risk management strategy uses derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. HP's intent is to offset gains and losses that occur as a result of these underlying exposures with gains and losses on the derivative contracts used to hedge them. HP does not enter into any speculative positions with regard to derivative instruments. HP is exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales and assets and liabilities denominated in currencies other than the U.S. dollar. HP enters into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. Such contracts are designated at inception to the related foreign currency exposures being hedged, which includes sales by subsidiaries, and assets and liabilities that are denominated in currencies other than the U.S. dollar. HP's foreign currency hedges generally mature within six months. HP is also exposed to interest rate risk inherent in its debt and investment portfolios. HP issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. Interest rate and foreign currency swaps are then used to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
LIBOR-based floating interest expense and to neutralize exposure to changes in foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payment obligations and, when the underlying debt is denominated in a foreign currency, exchange of the foreign currency principal and interest obligations for U.S. dollar-denominated amounts.

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

    HP reports hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income or expense. Ineffectiveness related to interest rate swaps is reported in interest income or expense. Hedge ineffectiveness was not material in the three and nine months ended July 31, 2001. The effective portion of all derivatives is reported in the same financial statement line item as the changes in the hedged item.

    At July 31, 2001, the net fair value of derivatives designated as fair value hedges of debt and investment instruments was $114 million, of which $143 million was recorded in long-term investments and other assets and $29 million in other accrued liabilities. The net fair value of foreign currency-related derivatives designated as cash flow hedges or fair value hedges was $174 million. Of this amount, $82 million was recorded in other current assets, $151 million in long-term investments and other assets, $58 million in other accrued liabilities and $1 million in other liabilities. At July 31, 2001, HP also had $(32) million in net fair value of derivatives which it elected not to designate as hedges, of which $45 million was recorded in other current assets, $1 million in long-term investments and other assets and $78 million in other accrued liabilities. Derivatives that were not designated as hedges under SFAS 133 consisted primarily of forwards used to hedge foreign currency balance sheet exposures and warrants in companies acquired as part of strategic partnerships. Although forward contracts for balance sheet hedging are not specifically designated as hedges, the gains and losses on forward contracts used to hedge balance sheet exposures are recognized in other income and expense in the same period as the remeasurement on the related foreign currency denominated assets and liabilities. Warrants which contain net settlement provisions or are readily convertible to cash are recorded at fair value with changes in fair value recognized in other income and expense in the current period. HP estimates the fair values on derivatives based on quoted market prices or pricing models using current market rates.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

    At July 31, 2001, HP had approximately $15 million of unrealized gains on derivative instruments, net of taxes, in accumulated other comprehensive income. HP estimates that $1 million of net gains after taxes will be reclassified into earnings within one year.

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

    HP's available-for-sale securities consist of corporate equity securities and investments in debt securities which are classified as short-term investments and long-term investments and other assets in the accompanying Consolidated Condensed Balance Sheet. As of July 31, 2001, these securities were recorded at an estimated fair value of $1,075 million, with a cost basis of $1,026 million. As of July 31, 2001, gross unrealized gains were $68 million and gross unrealized losses were $23 million. As of October 31, 2000, available-for-sale securities were recorded at an estimated fair value of $328 million, with a cost basis of $176 million. As of October 31, 2000, gross unrealized gains were $216 million and gross unrealized losses were $64 million. The increase in available-for-sale securities from October 31, 2000 to July 31, 2001 is due primarily to the reclassification of debt securities discussed above.

    For the three months ended July 31, 2001, proceeds from sales of available-for-sale securities and gross realized gains were each less than $1 million. For the nine months ended July 31, 2001, proceeds from sales of available-for-sale securities were $17 million and gross realized gains were $16 million. For the three and nine months ended July 31, 2000, proceeds from sales of available-for-sale securities were $26 million and $73 million, respectively, and gross realized gains were $24 million and $69 million, respectively. The specific identification method is used to account for gains and losses on available-for-sale securities.

    Investments in debt securities held-to-maturity are included in short-term investments and long-term investments and other assets in the accompanying Consolidated Condensed Balance Sheet. The amortized cost basis of these securities was $133 million as of July 31, 2001 and $1,106 million as of October 31, 2000. The estimated fair value of held-to-maturity securities approximated their cost basis at July 31, 2001 and October 31, 2000. The decrease in held-to-maturity securities from October 31, 2000 to July 31, 2001 is due primarily to the reclassification of debt securities discussed above.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 9: INVESTMENTS IN EQUITY AND DEBT SECURITIES (CONTINUED)
    HP's investment portfolio includes the marketable equity securities and debt securities discussed above, as well as equity and debt investments in privately-held emerging market companies. Many of these private companies are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. These private company investments are carried at cost, subject to adjustment for impairment. Due to the economic downturn, HP recorded an impairment loss of $365 million on its investments in both public and private emerging market companies in the first quarter of fiscal 2001. As of July 31, 2001, the cost basis of the portion of HP's remaining investment portfolio related to emerging market companies was approximately $290 million. Given current market conditions, HP may incur additional charges on this investment portfolio in the future.

NOTE 10: INVENTORY

                                                              JULY 31,   OCTOBER 31,
                                                                2001        2000
                                                              --------   -----------
                                                                  (IN MILLIONS)
Finished goods..............................................   $3,953       $4,251
Purchased parts and fabricated assemblies...................    1,536        1,448
                                                               ------       ------
                                                               $5,489       $5,699
                                                               ======       ======

NOTE 11: BORROWINGS

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, HP may repurchase the notes from time to time at varying prices. In the third quarter of fiscal 2001, HP repurchased $192 million in face value of the notes with a book value of $116 million, resulting in an extraordinary gain on the early extinguishment of debt of $8 million (net of related taxes of $5 million). In the first nine months of fiscal 2001, HP repurchased
$1.1 billion in face value of the notes with a book value of $650 million, resulting in an extraordinary gain on the early extinguishment of debt of $43 million (net of related taxes of $26 million). As of July 31, 2001, the notes had a remaining book value of $541 million.

    In February 2000, HP filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. On May 24, 2001, HP filed a prospectus supplement to this registration statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue. On June 27, 2001, HP issued $100 million of 3.77% Medium-Term Notes under the shelf registration statement which mature on June 27, 2003. As of the date of this filing, HP has the remaining capacity to issue $1.4 billion of Medium-Term Notes, or other securities as described above, under the shelf registration statement.

    HP and Hewlett-Packard Finance Company, a wholly-owned subsidiary of HP ("HPFC"), have the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the Euro. However, these notes have not been and will not be registered in the U.S.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 11: BORROWINGS (CONTINUED)
On July 5, 2001, $636 million of 5.25% Medium-Term Notes were issued under this program which mature on July 5, 2006. As of the date of this filing, HP and HPFC have the remaining capacity to issue approximately $2.3 billion of Medium-Term Notes under the program.

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

                                                               NINE MONTHS ENDED
                                                                   JULY 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
Non-cash transactions:
  Net issuances (forfeitures) of common stock for employee
    benefit plans:
    Restricted stock and other..............................    $(17)      $(88)
    Employer matching contributions for 401(k) and employee
      stock purchase plans..................................      39         61
  Issuance of common stock and options for business
    acquisition.............................................     528         --

NOTE 13: INCOME TAXES

    Income tax provisions for interim periods are based on estimated effective annual income tax rates. The tax benefit in the third quarter of 2001 was due primarily to tax benefits related to the $131 million pre-tax loss on the divestiture of VeriFone. The low effective tax rate of 8% for the first nine months of fiscal 2001 resulted mainly from tax benefits associated with the $400 million litigation settlement charge recorded in the second quarter of fiscal 2001 and the loss on divestiture recorded in the third quarter of fiscal 2001. Excluding the impact of the settlement charge and the loss on divestiture in fiscal 2001, the effective income tax rates in fiscal years 2001 and 2000 vary from the U.S. federal statutory income tax rate primarily because of the mix of HP's pre-tax earnings in various tax jurisdictions throughout the world.

NOTE 14: STOCKHOLDERS' EQUITY

    As of October 31, 2000, HP had 4.8 billion shares of authorized common stock. At the Annual Meeting of Shareowners held on February 27, 2001, HP stockholders approved an amendment of HP's Certificate of Incorporation to increase the number of authorized shares of common stock to 9.6 billion shares.

    HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. At October 31, 2000, HP had authorization for future repurchases of $868 million of common stock under the two programs. In
November 2000, HP's Board of Directors authorized an additional $2.0 billion of future repurchases under these two programs in the aggregate. During the third quarter of fiscal 2001, 7,163,000 shares were repurchased under these plans for an aggregate price of $200 million. In the first nine months of fiscal 2001, 32,466,600 shares were repurchased for an aggregate price of approximately
$1.0 billion. As of July 31, 2001, HP had authorization for remaining future repurchases under the two programs of

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 14: STOCKHOLDERS' EQUITY (CONTINUED) approximately $1.8 billion. In fiscal 2000, 25,299,800 shares were repurchased for an aggregate price of $1.5 billion in the third quarter, and 62,658,000 shares were repurchased for $3.8 billion in the first nine months of the year. The number of shares repurchased for the third quarter and first nine months of fiscal 2000 has been adjusted to reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

    HP has 300,000,000 authorized shares of preferred stock. On August 31, 2001, HP classified 4,500,000 of these shares as Series A Preferred Stock in connection with HP's adoption of a shareholder rights plan. Information regarding the shareholder rights plan and the potential issuance of Series A Preferred Stock is provided in HP's Form 8-A dated as of August 31, 2001, as amended, and is incorporated herein by reference.

NOTE 15: COMPREHENSIVE INCOME

    Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities and derivative instruments, which also include the cumulative effect of adopting SFAS 133. Comprehensive income, net of taxes, for the three- and nine-month periods ended July 31 were as follows:

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     JULY 31,              JULY 31,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
                                                              (IN MILLIONS)
Net earnings..................................    $111      $1,046      $506      $2,775
Change in net unrealized gain on derivative
  instruments.................................     (27)         --        69          --
Net gains on derivative instruments
  reclassified from accumulated other
  comprehensive income into revenues..........     (16)         --       (54)         --
Change in net unrealized (loss) gain on
  available-for-sale securities...............      (2)        (73)      (68)         51
                                                  ----      ------      ----      ------
Comprehensive income..........................    $ 66      $  973      $453      $2,826
                                                  ====      ======      ====      ======

    The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                              JULY 31,   OCTOBER 31,
                                                                2001        2000
                                                              --------   -----------
                                                                  (IN MILLIONS)
Net unrealized gain on available-for-sale securities........    $25          $93
Net unrealized gain on derivative instruments...............     15           --
                                                                ---          ---
Accumulated other comprehensive income......................    $40          $93
                                                                ===          ===

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 16: SEGMENT INFORMATION

    HP is a leading global provider of computing and imaging solutions and services for business and home, and is focused on capitalizing on the opportunities of the Internet and the emergence of next-generation appliances, e-services and infrastructure. As of July 31, 2001, HP organized its operations into three major businesses: Imaging and Printing Systems, Computing Systems and IT Services.

    In the second and third quarters of fiscal 2000 and the first quarter of fiscal 2001, HP made certain strategic changes to its organizational structure. The changes to the organizational structure included the movement of its Embedded and Personal Systems and VeriFone businesses from the Computing Systems segment to separate operating segments, and the movement of the majority of its services business related to imaging and printing from the Imaging and Printing Systems segment to its IT Services segment. The Embedded and Personal Systems and VeriFone operating segments are now included in "All Other" as they do not meet the materiality threshold for a reportable segment. Segment financial data for the three and nine months ended July 31, 2000 has been restated to reflect these organizational changes. The VeriFone business was divested in the third quarter of 2001 and, therefore, will not be included in HP's results in future quarters.

    The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of July 31, 2001. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

    A significant portion of each segment's expenses arises from shared services and infrastructure that HP has historically provided to the segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. In the first quarter of fiscal year 2001, HP implemented a new management reporting system. This change in the reporting environment included a revised allocation methodology for shared services and infrastructure. HP believes these allocation changes resulted in a better reflection of the utilization of services provided to or benefits received by the segments. Segment financial data for the three and nine months ended July 31, 2000 has been restated to reflect these changes.

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

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 16: SEGMENT INFORMATION (CONTINUED)

    The table below presents selected financial information for each reportable segment:

                                               IMAGING AND
                                                PRINTING     COMPUTING      IT        ALL       TOTAL
                                                 SYSTEMS      SYSTEMS    SERVICES    OTHER     SEGMENTS
                                               -----------   ---------   --------   --------   --------
                                                                    (IN MILLIONS)
FOR THE THREE MONTHS ENDED JULY 31, 2001:
Net revenue from external customers..........    $ 4,318      $ 3,897     $1,879     $  199    $10,293
Intersegment net revenue.....................         --           59         --         --         59
                                                 -------      -------     ------     ------    -------
  Total net revenue..........................    $ 4,318      $ 3,956     $1,879     $  199    $10,352
                                                 =======      =======     ======     ======    =======
Earnings (loss) from operations..............    $   386      $  (178)    $   36     $ (128)   $   116
                                                 =======      =======     ======     ======    =======
FOR THE THREE MONTHS ENDED JULY 31, 2000:
Net revenue from external customers..........    $ 4,801      $ 4,968     $1,829     $  383    $11,981
Intersegment net revenue.....................          1           97          2          2        102
                                                 -------      -------     ------     ------    -------
  Total net revenue..........................    $ 4,802      $ 5,065     $1,831     $  385    $12,083
                                                 =======      =======     ======     ======    =======
Earnings (loss) from operations..............    $   596      $   405     $  149     $    2    $ 1,152
                                                 =======      =======     ======     ======    =======
FOR THE NINE MONTHS ENDED JULY 31, 2001:
Net revenue from external customers..........    $14,338      $13,323     $5,683     $  842    $34,186
Intersegment net revenue.....................         --          216         --         --        216
                                                 -------      -------     ------     ------    -------
  Total net revenue..........................    $14,338      $13,539     $5,683     $  842    $34,402
                                                 =======      =======     ======     ======    =======
Earnings (loss) from operations..............    $ 1,440      $  (327)    $  252     $ (274)   $ 1,091
                                                 =======      =======     ======     ======    =======
FOR THE NINE MONTHS ENDED JULY 31, 2000:
Net revenue from external customers..........    $14,976      $14,677     $5,254     $1,063    $35,970
Intersegment net revenue.....................          5          228         11         43        287
                                                 -------      -------     ------     ------    -------
  Total net revenue..........................    $14,981      $14,905     $5,265     $1,106    $36,257
                                                 =======      =======     ======     ======    =======
Earnings (loss) from operations..............    $ 1,976      $   778     $  390     $  (46)   $ 3,098
                                                 =======      =======     ======     ======    =======

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 16: SEGMENT INFORMATION (CONTINUED)
    The following is a reconciliation of segment information to HP consolidated totals:

                                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 JULY 31,              JULY 31,
                                                            -------------------   -------------------
                                                              2001       2000       2001       2000
                                                            --------   --------   --------   --------
                                                                          (IN MILLIONS)
NET REVENUE:

Total segments............................................  $10,352    $12,083    $34,402    $36,257
Financing interest income reclassification................      (99)       (97)      (301)      (268)
Elimination of intersegment net revenue and other.........     (106)      (168)      (399)      (470)
                                                            -------    -------    -------    -------
  Total HP consolidated...................................  $10,147    $11,818    $33,702    $35,519
                                                            =======    =======    =======    =======

EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM AND TAXES:

Total segment earnings from operations....................  $   116    $ 1,152    $ 1,091    $ 3,098
Net financing interest reclassification...................      (36)       (42)      (112)      (120)
Interest income and other, net............................      159        276        525        641
Interest expense..........................................      (73)       (60)      (233)      (156)
Litigation settlement.....................................       --         --       (400)        --
Impairment losses on investments..........................       --         --       (365)        --
(Losses) gains on divestitures............................     (131)        --       (131)         8
Corporate and unallocated costs, and eliminations.........       65        (18)       127        (44)
                                                            -------    -------    -------    -------
  Total HP consolidated...................................  $   100    $ 1,308    $   502    $ 3,427
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

    THIS DOCUMENT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT, IF THEY NEVER MATERIALIZE OR PROVE INCORRECT, COULD CAUSE THE RESULTS OF HP TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING STATEMENTS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; ANY STATEMENTS OF BELIEF; AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. THE RISKS, UNCERTAINTIES AND ASSUMPTIONS REFERRED TO ABOVE INCLUDE THE ABILITY OF HP TO RETAIN AND MOTIVATE KEY EMPLOYEES; THE TIMELY DEVELOPMENT, PRODUCTION AND ACCEPTANCE OF PRODUCTS AND SERVICES AND THEIR FEATURE SETS; THE CHALLENGE OF MANAGING ASSET LEVELS, INCLUDING INVENTORY; THE FLOW OF PRODUCTS INTO THIRD-PARTY DISTRIBUTION CHANNELS; THE DIFFICULTY OF KEEPING EXPENSE GROWTH AT MODEST LEVELS WHILE INCREASING REVENUES; AND OTHER RISKS THAT ARE DESCRIBED FROM TIME TO TIME IN HP'S SECURITIES AND EXCHANGE COMMISSION REPORTS, INCLUDING BUT NOT LIMITED TO THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2000 AND SUBSEQUENTLY FILED REPORTS. HP ASSUMES NO OBLIGATION AND DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

OVERVIEW

    The following is a summary of operating results at the HP consolidated level. This discussion is followed by a more detailed discussion of operating results by segment.

NET REVENUE

    Net revenue for the third quarter ended July 31, 2001 was $10.1 billion, a decrease of 14% from the same period in fiscal 2000. This decrease resulted primarily from revenue declines in both the Computing Systems and Imaging and Printing Systems business segments, partially offset by growth in the IT Services segment. Net revenue for the Computing Systems segment decreased 22% in the third quarter of 2001 compared to the same period a year ago. Revenue from Imaging and Printing Systems declined 10% and IT Services grew 3%. Overall, product sales for the third quarter of 2001 decreased 17%, while service revenue grew 2% over the corresponding period in fiscal 2000. U.S. revenue declined 19% to $4.3 billion, while international revenue decreased 10% to $5.8 billion compared to the same period a year ago. The global economic downturn contributed significantly to the decline in both U.S. and international revenues. On a foreign currency-adjusted basis, net revenue declined 10% year over year for HP as a whole. The majority of the foreign currency effect was due to the weakening of the Euro.

    For the first nine months of fiscal 2001, net revenue was $33.7 billion, a decrease of 5% from the corresponding period in fiscal 2000. This decrease resulted primarily from revenue declines in the Computing Systems and Imaging and Printing Systems business segments, partially offset by growth in the IT Services segment. Net revenue for Computing Systems decreased 9% in the first nine months of 2001 compared to the same period a year ago. Imaging and Printing Systems' revenue declined 4% and IT Services' revenue increased 8%. Product sales for the first nine months of 2001 declined 7% over the same period in 2000, while service revenue increased 8%. International revenue was down 1% to $19.8 billion, while U.S. revenue declined 11% to $13.9 billion from the same period a year ago. On a foreign currency-adjusted basis, net revenue declined 1% year over year for HP as a whole. The foreign currency effect was due primarily to the weakening of the Euro.

COSTS, EXPENSES AND EARNINGS

    Costs, expenses and earnings as a percentage of net revenue were as follows:

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                    JULY 31,              JULY 31,
                                               -------------------   -------------------
                                                 2001       2000       2001       2000
                                               --------   --------   --------   --------
Cost of products sold and services...........    74.1%      70.3%      73.9%      71.1%
Research and development.....................     6.5%       5.6%       6.0%       5.5%
Selling, general and administrative..........    17.9%      14.9%      16.9%      15.2%
Earnings from operations.....................     1.4%       9.2%       3.3%       8.3%
Net earnings from continuing operations
  before extraordinary item..................     1.0%       8.7%       1.4%       7.4%

COST OF PRODUCTS SOLD AND SERVICES

    Cost of products sold and services as a percentage of net revenue was 74.1% in the third quarter of fiscal 2001 compared to 70.3% in the same period for fiscal 2000, and was 73.9% in the first nine months of fiscal 2001 compared to 71.1% in the corresponding period a year ago. In the second quarter of fiscal 2001, we incurred approximately $155 million of charges in cost of sales related to a business slowdown. The $155 million of charges consisted of approximately $103 million in inventory write-downs in our consumer business and approximately $52 million of charges related to cancellation of planned production line expansion in our Inkjet printing business. In the second quarter of fiscal 2000, we incurred charges related to an enhanced early retirement program and recorded related pension settlement gains in the third quarter of 2000. Approximately
$29 million of these net costs were included in cost of products sold and services in the first nine months of fiscal 2000. After adjusting for these items, cost of products sold and services as a percentage of net revenue was 73.4% for the first nine months of fiscal 2001 and 71.0% for the same period in 2000. The increase in the ratio for both the third quarter and first nine months of fiscal 2001 was due to increases in cost of sales as a percentage of net revenue across all of HP's business segments.

    We expect continued upward pressure on the cost of sales ratio for the fourth quarter of fiscal 2001 given the current economic uncertainty and its potential impact on sales volumes, coupled with competitive pricing pressures, particularly in low-end printers and PCs.

OPERATING EXPENSES

    In January 2001, HP's management approved a marketing realignment program to bring marketing resources in line with our streamlined organizational structure. The purpose of the program was to eliminate redundancies and focus marketing investments on programs that increase market impact. This marketing realignment program was implemented under the existing terms of an overall Workforce Management Program which defined the severance benefits for which employees were eligible based on years of service. Accrued costs of approximately $102 million before taxes were recorded as selling, general and administrative expense in the first quarter of fiscal year 2001. These costs represent estimated severance and other employee benefits related to the elimination of approximately 1,500 marketing positions worldwide, across many regions and job classes.

    In July 2001, HP's management announced plans for a workforce reduction in order to improve our cost structure by simplifying our organizational model, prioritizing our resources on strategic areas of our business and retaining the skills base we believe will best serve HP for the future. We expect to record a restructuring charge of approximately $250 million to $300 million in connection with the plan.

This charge consists of severance and other employee benefits related to the elimination of approximately 6,000 positions worldwide, across many regions, business functions and job classes, and related costs for consolidation of excess facilities. The majority of the restructuring charge is expected to be recorded and paid out in the fourth quarter of fiscal 2001, while we expect to incur the remainder in the first quarter of fiscal 2002 as we work through country-specific labor laws and regulations outside of the U.S. The workforce reduction program is expected to result in an annualized cost savings of approximately $500 million.

    Research and development expense was essentially flat in the third quarter of fiscal 2001 compared to the same period last year, and increased 4% in the first nine months of 2001. After adjusting for $19 million of in-process research and development costs related to the Bluestone acquisition recorded in fiscal 2001 and $13 million of net costs related to the enhanced early retirement program recorded in fiscal 2000, research and development expense growth for the nine-month period remained at 4%. There was growth for both the quarter and year-to-date periods which was due primarily to an increase in spending related to research and development for new software and server products in the Computing Systems segment in conjunction with HP's "Always-On Infrastructure" strategy. Declines in research and development spending in our Imaging and Printing Systems and IT Services segments fully offset growth in the third quarter and partially offset growth for the nine-month period due to focused spending in key areas and reductions in less strategic programs.

    Selling, general and administrative expense increased 4% in the third quarter of fiscal 2001 over the same period a year ago, and increased 5% in the first nine months of fiscal 2001 over the corresponding period in fiscal 2000. The increase for the nine-month period remained at 5% after adjusting for $102 million of marketing realignment costs recorded in the first quarter of 2001, as well as $41 million of net costs related to the enhanced early retirement program and $56 million of costs related to the spin-off of Agilent Technologies in fiscal 2000. Selling, general and administrative expense growth for the third quarter and first nine months resulted primarily from an increase in bad debt write-offs and additions to reserves in our financing portfolio due to weakened economic conditions, as well as significant hiring in our sales organization over the past year to promote future growth in key areas. Overall, expense controls moderated selling, general and administrative expense growth in 2001.

INTEREST INCOME AND OTHER, NET

    Interest income and other, net, decreased by $117 million in the third quarter of fiscal 2001 and $116 million in the first nine months of 2001, compared to the same periods in fiscal 2000. The decrease for the third quarter was due mainly to lower interest rates on cash and investments in 2001, as well as gains on unhedged foreign currency exposure on balance sheet remeasurement and gains on sales of equity securities in 2000. The decline for the first nine months was primarily attributable to the gains on sales of equity securities in fiscal 2000 and lower interest rates on cash and investments in 2001.

INTEREST EXPENSE

    Interest expense increased by $13 million in the third quarter of fiscal 2001 and $77 million in the first nine months of 2001, compared to the corresponding periods in fiscal 2000. The increase for both the three- and nine-month periods was due primarily to higher average balances of short- and long-term borrowings, offset in part by a decline in average interest rates.

LITIGATION SETTLEMENT

    On June 4, 2001, HP and Pitney Bowes announced that they had entered into agreements which resolve all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. For further discussion regarding the litigation see Note 3 to the Consolidated Condensed Financial Statements. Although the settlement was not reached until June 4, 2001, accounting principles generally accepted in the U.S. required that the $400 million settlement charge be recorded in HP's consolidated condensed financial statements for the second quarter ended April 30, 2001 as the Quarterly Report on Form 10-Q for that quarter had not yet been filed.

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

LOSS ON DIVESTITURE

    In July 2001, HP sold its ownership of the VeriFone business to Gores Technology Group. HP recognized a loss on this divestiture of $131 million (before related tax benefit of $65 million).

TAXES BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM

    HP's provision for taxes was $39 million for the first nine months of fiscal 2001, resulting in an effective tax rate of 8%. For the third quarter of fiscal 2001, HP recorded a benefit for taxes of $3 million. The low effective tax rate for the first nine months resulted mainly from tax benefits associated with the $400 million litigation settlement charge in the second quarter of fiscal 2001 and the $131 million pre-tax loss from the VeriFone divestiture in the third quarter of fiscal 2001. The tax benefit in the third quarter of 2001 was due primarily to tax benefits related to the loss from the VeriFone divestiture. Excluding the impact of the settlement charge, the VeriFone loss on sale, non-deductible charges for amortization of goodwill, in-process research and development and other acquisition-related charges, and other non-recurring items, our effective tax was 22% for both the first nine months and third quarter of fiscal 2001, compared to corresponding tax rates of approximately 23% for the first nine months and 21% for the third quarter of fiscal 2000. The decline for the first nine months was primarily the result of changes in the mix of our pre-tax earnings in various tax jurisdictions throughout the world. The lower effective rate in the third quarter of 2000 reflected the true-up for the reduction of the annual effective tax rate from 24% for the first half of fiscal 2000 to 23% for the nine-month period.

NET EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM

    Net earnings from continuing operations before extraordinary item decreased 90% to $103 million in the third quarter of fiscal 2001 compared to the same period a year ago. As a percentage of net revenue, net earnings from continuing operations before extraordinary item was 1.0% in the third quarter of 2001, compared to 8.7% in the same quarter of 2000. For the first nine months of 2001, net earnings from continuing operations before extraordinary item decreased 82% to $463 million from $2.6 billion in 2000. As a percentage of net revenue, net earnings from continuing operations before extraordinary item for the nine-month period decreased to 1.4% in 2001, compared to 7.4% in the same period in 2000.

NET EARNINGS FROM DISCONTINUED OPERATIONS

    Net earnings from discontinued operations were $17 million for the third quarter and $136 million for the first nine months of fiscal 2000. Of the $136 million, net earnings of Agilent Technologies for the period from the July 31, 1999 measurement date through the June 2, 2000 spin-off date totaled $287 million (net of related tax expense of $174 million), and the net costs to effect the spin-off were $151 million (net of related tax benefit of $23 million). The $17 million recorded in the third quarter of fiscal 2000 consisted mainly of a final true-up of the net costs to effect the spin-off. See
Note 5 to the Consolidated Condensed Financial Statements for further discussion.

EXTRAORDINARY ITEM

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In the third quarter of fiscal 2001, we repurchased $192 million in face value of the notes with a book value of $116 million, resulting in an extraordinary gain on the early extinguishment of debt of $8 million (net of related taxes of $5 million). In the first nine months of fiscal 2001, we repurchased
$1.1 billion in face value of the notes with a book value of $650 million, resulting in extraordinary gain on the early extinguishment of debt of $43 million (net of related taxes of $26 million).

SEGMENT INFORMATION

    The following is a discussion of operating results for each of HP's business segments. A description of the products and services for each segment can be found in Note 16 to the Consolidated Financial Statements in the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2000. Quarterly financial data for each segment can be found in Note 16 to the Consolidated Condensed Financial Statements. Segment financial data for the three and nine months ended July 31, 2000 has been restated to reflect changes in HP's organizational structure and management reporting system that occurred in the second and third quarters of fiscal 2000 and the first quarter of fiscal 2001. These changes are more fully described in Note 16 to the Consolidated Condensed Financial Statements. The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of July 31, 2001. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

IMAGING AND PRINTING SYSTEMS

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             JULY 31,              JULY 31,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
                                                                      (IN MILLIONS)
Net revenue...........................................   $4,318     $4,802    $14,338    $14,981
Earnings from operations..............................   $  386     $  596    $ 1,440    $ 1,976

    Imaging and Printing Systems' net revenue declined 10% in the third quarter and 4% in the first nine months of fiscal 2001 compared to the same periods in fiscal 2000. On a foreign currency-adjusted basis, net revenue declined 8% in the third quarter and 1% in the first nine months of fiscal 2001 compared to the corresponding periods in 2000. The net revenue decline in the three-month period was driven by decreases in Inkjet and LaserJet printer hardware revenues, as well as a slight decline in printer supplies and imaging products. For the nine-month period, the net revenue decline was attributed to the decrease in Inkjet and LaserJet printer hardware offset in part by growth in printer supplies and imaging products in the first half of fiscal 2001. Overall, slowing markets in all geographic regions, unfavorable foreign currency effects, particularly in Europe, as well as declining average selling prices, contributed to the segment's revenue decline.

    Inkjet and LaserJet printer hardware revenue declined in both the third quarter and the first nine months of fiscal 2001, reflecting declining average selling prices driven by a demand shift to lower-priced products and lower unit shipments due to softening in both the consumer and business markets. In the three-month period, printer supplies experienced a slight decline in net revenue, compared to very strong revenue growth in the year-ago quarter, due to weakened market conditions and efforts by our channel partners to lower their inventory levels. Imaging products also contributed slightly to the revenue decline in the third quarter primarily reflecting declining average selling prices due to growing demand for lower-priced products. For the nine-month period, the Inkjet and LaserJet printer hardware revenue decline was offset in part by net revenue growth in printer supplies and imaging products. Net revenue growth for printer supplies reflected higher volumes due to continued expansion in the installed base, as well as a shift to higher-priced supplies. However, weakened market conditions in the third quarter of fiscal 2001 moderated supplies growth in the nine-month period. The imaging products revenue growth for the first nine months was driven by strong unit sales across all product lines partially offset by a decrease in average selling prices.

    Earnings from operations as a percentage of net revenue was 8.9% for the third quarter of fiscal 2001 compared with 12.4% for the same period in 2000. For the first nine months of the year, the segment's earnings from operations ratio was 10.0% in fiscal 2001 compared to 13.2% in 2000. The decrease in both periods resulted from a decline in gross margins, and to a lesser degree, an increase in operating expenses as a percentage of net revenue. A portion of the gross margin decline for the nine-month period was attributable to inventory write-downs in the Inkjet and imaging businesses and charges related to the cancellation of planned production line expansion in the Inkjet business. These charges were recorded in the second quarter of fiscal 2001 as a result of the overall economic downturn. After adjusting for these charges, the earnings from operations ratio would have been 11.0% for the first nine months of fiscal 2001. The gross margin declines in both periods were due primarily to a shift toward lower-priced printers and imaging devices. These unfavorable factors were partially offset by gross margin improvements in printer supplies due to improved production efficiency, lower component costs due to a weaker Japanese Yen, and supplies becoming a larger portion of the segment's product mix. Although operating expenses decreased in total, operating expenses as a percentage of net revenue for the segment increased compared to the prior year for both the quarter and year-to-date periods as the decrease in revenues exceeded the rate of decrease in expenses.

COMPUTING SYSTEMS

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             JULY 31,              JULY 31,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
                                                                      (IN MILLIONS)
Net revenue...........................................   $3,956     $5,065    $13,539    $14,905
Earnings from operations..............................   $ (178)    $  405    $  (327)   $   778

    Computing Systems' net revenue declined 22% in the third quarter and 9% in the first nine months of fiscal 2001 compared to the same periods in fiscal 2000. On a foreign currency-adjusted basis, net revenue declined 18% in the third quarter and 4% in the first nine months of fiscal 2001 compared to the corresponding periods in fiscal 2000. The decrease in net revenue in the three- and nine-month periods reflected a decline in home PCs, commercial desktop PCs, Unix servers and PC servers, and enterprise storage. These declines were partially offset by revenue growth in notebook PCs. Weak demand in the PC markets contributed significantly to the overall segment revenue decline.

    Within the PC business, for both the three- and nine-month periods compared to the prior year, significant revenue declines in home PCs and commercial desktop PCs were offset in part by growth in notebook PCs. The revenue declines in home PCs and commercial desktop PCs reflected a decrease in unit sales due primarily to the overall economic slowdown and lower average selling prices resulting from competitive pricing pressures. Commercial desktop PC revenue was also negatively impacted by the continued shift toward mobile computing. Consequently, notebook PC revenue increased due to higher volumes, but was moderated by decreasing average selling prices. In the quarter and year-to-date periods, Unix server revenue declined over the same periods a year ago due mainly to weakness in mid-range servers, partially offset by growth in the low-end in both periods, as well as growth of high-end server revenue in the third quarter. The mid-range category was unfavorably impacted by overall softness in the economy, demand shifts to other server categories and competitive pricing pressures. The high-end Unix server revenue increase in the third quarter reflected solid sales of our new Superdome server, moderated by a slowdown in enterprise capital spending. On a year-to-date basis, high-end Unix server revenue was down slightly due to the enterprise market slowdown and because Superdome did not begin shipping in volume until January 2001. The PC server revenue decline for both the three- and nine-month periods reflected a decrease in unit sales due to the economic slowdown as well as a decline in average selling prices driven by competitive pricing pressures and a mix shift to the low-end. Enterprise storage revenues declined as a result of the decline in IT spending and overall weakness in the Unix sector.

    Earnings from operations as a percentage of net revenue was (4.5)% for the quarter ended July 31, 2001 compared to 8.0% for the same period in fiscal 2000. For the first nine months of fiscal 2001, earnings from operations as a percentage of net revenue decreased to (2.4)% in 2001 from 5.2% in 2000. The decline in the earnings from operations ratio in both periods was mainly attributable to higher operating expenses as a percentage of net revenue, and to a lesser degree, gross margin declines across most product categories. The increase in the operating expense ratio for both the three- and nine-month periods was largely the result of significant hiring in the sales organizations over the past year to promote future growth in key areas, as well as investments in research and development activities for software and server products in conjunction with our "Always-On Infrastructure" strategy. Gross margin declines in commercial PCs, PC servers and Unix servers for both the three- and nine-month periods, as well as enterprise storage and workstations for the three-month period, reflected the overall market slowdown and competitive pricing pressures. Additionally, gross margins for PC servers and workstations reflected a mix shift toward lower-margin products.

IT SERVICES

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             JULY 31,              JULY 31,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
                                                                      (IN MILLIONS)
Net revenue...........................................   $1,879     $1,831     $5,683     $5,265
Earnings from operations..............................   $   36     $  149     $  252     $  390

    IT Services' net revenue increased 3% in the third quarter and 8% in the first nine months of fiscal 2001 compared to the same periods in fiscal 2000. On a foreign currency-adjusted basis, net revenue growth was 9% in the third quarter and 15% in the first nine months compared to the corresponding periods in fiscal 2000. The growth in net revenue for both the three- and nine-month periods was fueled by solid sales in customer support, technology financing, consulting, and outsourcing. Our consulting business was the primary driver of growth for the nine-month period due to strong performance in the first half of fiscal 2001. Although consulting growth was still solid in the third quarter, growth rates have slowed due to a reduction in discretionary IT spending given the current uncertainty in global economic conditions. Growth in our support business was the main contributor to increased revenues in the third quarter. The overall revenue increase for both the quarter and year-to-date periods was partially offset by a revenue decline in complementary third-party products delivered with sales of HP solutions.

    Net revenue growth in customer support in both the third quarter and the first nine months of fiscal 2001 was fueled by mission critical services and emerging businesses such as networking services. Our technology financing business was favorably impacted by the mix shift in the portfolio toward operating leases. Net revenue growth in consulting for both the quarter and year-to-date periods was driven by the investment in headcount during fiscal 2000, which has enabled HP to pursue an increased number of, as well as larger, engagements in fiscal 2001. Consulting revenue reflected strong demand from the financial services and communications industries. Revenue growth in outsourcing resulted from larger comprehensive deals, while the selective outsourcing business also grew steadily. Partially offsetting IT Services' revenue growth in the three- and nine-month periods was a decline in sales of complementary third-party products due to a refocusing of this business and softened demand for networking products in fiscal 2001.

    Earnings from operations as a percentage of net revenue was 1.9% for the quarter ended July 31, 2001 compared to 8.1% for the same period in fiscal 2000. For the first nine months of fiscal 2001, earnings from operations as a percentage of net revenue decreased to 4.4% in 2001 from 7.4% in 2000. The decrease in both the three- and nine-month periods was driven by growth in operating expenses as a percentage of net revenue, and to a lesser degree, declines in gross margins. The growth in the operating expense ratio, particularly in the third quarter, was mainly the result of an increase in bad debt write-offs and additions to reserves in our financing portfolio due to weakened economic conditions. The overall gross margin decline was driven primarily by our financing and customer support businesses partially offset by gross margin improvements in consulting and outsourcing. The gross margin decline in our financing business reflected the mix shift toward operating leases, which have lower margins, as well as write-downs resulting from changes in residual value assumptions. Customer support gross margin was negatively impacted by a mix shift toward higher cost services and unfavorable foreign currency effects. The increase in gross margin for consulting resulted from improved labor utilization and overall engagement cost management, while the gross margin improvement in outsourcing reflected increased process standardization and delivery efficiency.

LIQUIDITY AND CAPITAL RESOURCES

    Our financial position remained strong, with cash and cash equivalents and short-term investments of $3.2 billion at July 31, 2001, compared to $4.0 billion at October 31, 2000. During the first nine months of fiscal 2001, cash flows from operating activities and short-term and long-term borrowings were used mainly to fund purchases of property, plant and equipment, repurchases of our common stock, repurchases of our zero-coupon subordinated convertible notes and payments of dividends.

    Cash flows from operating activities were $819 million during the first nine months of fiscal 2001 compared to $2.8 billion for the corresponding period of fiscal 2000. The decrease in cash flows from operating activities in the first nine months of fiscal 2001 resulted primarily from timing of payments on accounts payable and a decline in net earnings due to the economic downturn, partially offset by collections on receivables and a decrease in inventory due to active inventory management.

    Inventory as a percentage of the last twelve months net revenue was 11.7% at July 31, 2001, compared to 11.9% as of July 31, 2000, and 11.7% as of
October 31, 2000. The slight decrease in the ratio year over year is mainly attributable to active inventory management. Trade and financing receivables as a percentage of the last twelve months net revenue were 15.0%, down from 16.6% in the same period a year ago and from 17.6% as of October 31, 2000. The year-over-year decline is due in part to an increase in bad debt write-offs and additions to reserves in our financing portfolio resulting from weakened economic conditions. The ratio at year-end reflected a relatively high level of receivables due to seasonal fluctuations.

    Capital expenditures for the first nine months of fiscal 2001 were $1.3 billion, compared to $1.2 billion for the corresponding period in fiscal 2000. Net property, plant and equipment as a percentage of the last twelve months net revenue was 9.8% as of July 31, 2001, compared to 9.4% as of July 31, 2000 and 9.2% at October 31, 2000. The slight increase in this ratio is due mainly to planned expansion in our Inkjet business and investment in customer financing rental assets.

    We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short- and long-term borrowings in the first nine months of fiscal 2001 increased by $566 million, as short-term and long-term debt issuances were partially offset by repurchases of our zero-coupon subordinated convertible notes and payments on other long-term debt. Long-term debt totaling $271 million matured as scheduled in the first nine months of fiscal 2001. At July 31, 2001, we had an unused committed borrowing facility in place totaling $1.0 billion.

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In the third quarter of fiscal 2001, we repurchased $192 million in face value of the notes with a book value of $116 million, resulting in an extraordinary gain on the early extinguishment of debt of $8 million (net of related taxes of $5 million). In the first nine months of fiscal 2001, we repurchased
$1.1 billion in face value of the notes with a book value of $650 million, resulting in an extraordinary gain on the early extinguishment of debt of $43 million (net of related taxes of $26 million).

    In February 2000, we filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. This registration statement was declared effective on March 17, 2000. On June 6, 2000, we offered under the registration statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005, unless previously redeemed. This offering closed on June 9, 2000. On May 24, 2001, we filed a prospectus supplement to this registration statement, which allows us to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue. On June 27, 2001, we issued $100 million of 3.77% Medium-Term Notes under the shelf registration statement which mature on June 27, 2003. As of the date of this filing, we have the remaining capacity to issue $1.4 billion of Medium-Term Notes, or other securities as described above, under the shelf registration statement.

    HP and HPFC have the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the Euro. However, these notes have not been and will not be registered in the U.S. On July 5, 2001, $636 million of 5.25% Medium-Term Notes were issued under this program which mature on July 5, 2006. As of the date of this filing, HP and HPFC have the remaining capacity to issue approximately $2.3 billion of Medium-Term Notes under the program.

    We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. At October 31, 2000, we had authorization for future repurchases of $868 million of common stock under the two programs. In
November 2000, the Board of Directors authorized an additional $2.0 billion of future repurchases under these two programs in the aggregate. During the third quarter of fiscal 2001, 7,163,000 shares were repurchased under these plans for an aggregate price of $200 million. In the first nine months of fiscal 2001, 32,466,600 shares were repurchased for an aggregate price of approximately
$1.0 billion. As of July 31, 2001, we had authorization for remaining future repurchases under the two programs of approximately $1.8 billion. In fiscal 2000, 25,299,800 shares were repurchased for an aggregate price of

$1.5 billion in the third quarter, and 62,658,000 shares were repurchased for $3.8 billion in the first nine months of the year. The number of shares repurchased for the third quarter and first nine months of fiscal 2000 has been adjusted to reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

    In January 2001, we acquired all of the outstanding stock of Bluestone in exchange for $528 million of HP common stock and options. With this acquisition, we expanded our Internet software offering by adding Bluestone's XML-based web application server and tools to our portfolio, forming the core of HP's middleware offering. The acquisition was recorded under the purchase method of accounting, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. We recorded approximately
$350 million of goodwill and identified intangibles in conjunction with the transaction. These intangible assets are being amortized on a straight-line basis over three years. Amortization of the goodwill, which represents a majority of these intangible assets, will cease upon HP's adoption of SFAS 142. In addition, we recorded a pre-tax charge of approximately $19 million for in-process research and development at the time of acquisition in the first quarter of fiscal 2001 because technological feasibility had not been established and no future alternative uses existed. The fair value assigned to intangible assets acquired, including in-process research and development, was based on a valuation prepared by an independent third party appraisal firm.

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

    In July 2001, HP signed a definitive agreement to acquire all of the outstanding stock of StorageApps in exchange for approximately $350 million of HP common stock valued as of the signing of the agreement. This acquisition is expected to strengthen our storage offering by adding virtualization technology, which is a key component of HP's Federated Storage Area Management ("FSAM") strategy. FSAM is designed to give customers the ability to expand storage capacity without increasing the number of employees, and storage virtualization technology is designed to allow customers to easily mix and match their storage needs from different vendors. The transaction is expected to close in the fourth quarter of fiscal 2001. The completion of this transaction is subject to regulatory approval and other customary closing conditions.

    In July 2001, HP signed a definitive agreement with Comdisco to acquire substantially all of Comdisco's business continuity services for approximately $610 million in cash, subject to certain closing adjustments. With this acquisition, we expect to become a leading provider of business continuity services worldwide. The agreement between HP and Comdisco remains subject to bankruptcy court sales process and approvals since Comdisco's parent company and a number of its U.S. subsidiaries filed voluntary petitions on July 16, 2001 for relief under Chapter 11 of the U.S. Bankruptcy Code. If HP is selected as the successful bidder, the transaction is expected to close in the first quarter of fiscal 2002.

    In August 2001, HP acquired all of the outstanding stock of Trinagy. Trinagy will be integrated into HP's OpenView e-services management software business unit. The acquisition is part of our ongoing strategy to enhance our software portfolio in order to help customers adapt quickly to change and manage complexity in their businesses. This transaction will be recorded in the fourth quarter of fiscal 2001 and is not material to HP's consolidated financial position.

    In September 2001, HP signed a definitive agreement with Compaq to acquire all of the outstanding stock of Compaq in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock. Compaq is a leading global provider of enterprise technology and solutions. We believe the merger will strengthen the scope of our IT solutions and will improve our cost structure.

The transaction is expected to close in the first half of 2002, and its completion is subject to regulatory approval and shareholder approval from both HP and Compaq, as well as other customary closing conditions. More information on this transaction is available in HP's Form 8-K filed with the SEC on September 4, 2001, as amended, which is incorporated herein by reference.

    In September 2001, HP signed a definitive agreement with Indigo to commence an exchange offer to acquire all of the outstanding shares of Indigo not already owned by HP (the "Shares") in exchange for a combination of shares of HP's common stock and non-transferable contingent value rights ("CVR") entitling the holder to a contingent cash payment based on the achievement by the Indigo business of certain revenue milestones over a three-year post-closing period. HP currently owns 14.8 million of Indigo's common shares, representing approximately 13 percent of Indigo's outstanding shares. In exchange for each share of Indigo stock, shareholders of Indigo will receive either $7.50 in HP common stock or $6.00 in HP common stock plus one CVR entitling its holder to a cash payment of up to $4.50 per share if the Indigo business achieves a total of $1.6 billion in revenue over a three-year post-closing period. The future cash pay-out for each CVR increases linearly from $0 to $4.50 as cumulative revenues increase from $1.0 billion to $1.6 billion. The number of shares of HP's common stock to be issued will be determined based on the average closing price of HP common stock during the 20 consecutive trading days ending 3 trading days prior to the closing of the exchange offer, with the average trading price to be used in such calculation to be not less than $16.69 nor more than $23.68. Based on the terms of the agreement, HP's closing share price on the date of the agreement, and current assumptions on the quantity of each consideration alternative, the total potential consideration to acquire the Shares is approximately $630 million in HP common stock plus approximately 56 million CVRs; the future cash pay-out, if any, of such CVRs will be determined and payable after a three-year period commencing shortly after the closing of the exchange offer. Indigo is a leading provider of high performance digital color printing systems. We believe this acquisition will extend our printing systems portfolio beyond Inkjet and LaserJet technology into a third high-speed color print technology and will accelerate our efforts to transform and lead the rapidly evolving commercial printing market. The transaction is expected to close in the first half of 2002. The completion of this transaction is subject to regulatory approval and other customary closing conditions. More information on this transaction is available in HP's Form 8-K filed with the SEC on September 9, 2001, which is incorporated herein by reference.

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

    We have performed a sensitivity analysis as of July 31, 2001 assuming a hypothetical 10% adverse movement in foreign exchange rates applied to the hedging contracts and underlying exposures described above, and a hypothetical 10% adverse movement in interest rates applied to our debt and investment portfolios. This analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges.

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

ACQUISITIONS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES

    In the normal course of business, we frequently engage in discussions with third parties relating to possible acquisitions, strategic alliances, joint ventures and divestitures. Recently, these discussions have culminated in a number of agreements to acquire or merge with other companies, including an agreement to merge with Compaq. Although completion of any one transaction may not have a material effect on our financial position, results of operations or cash flows taken as a whole, it may contribute to our financial results differing from the investment community's expectations in a given quarter. Large, complex transactions such as the agreement to merge with Compaq may have a material effect on our financial position, results of operations or cash flows taken as a whole. Divestiture of a part of our business may result in the cancellation of orders and charges to earnings. Acquisitions and strategic alliances may require us to integrate with a different company culture, management team and business infrastructure. We may also have to develop, manufacture and market products with our products in a way that enhances the performance of the combined business or product line. Depending on the size and complexity of an acquisition, our successful integration of the entity into HP depends on a variety of factors, including:

    - The hiring and retention of key employees,

    - Management of facilities and employees in separate geographic areas, and

    - The integration or coordination of different research and development and product manufacturing facilities.

    Even if an acquisition or alliance is successfully integrated, there can be no assurance that we will receive the expected benefits of the transaction. Integration of acquisitions and alliances and dis-integration of divestitures all require varying levels of management resources, which may divert our attention from other business operations. In addition, the uncertainties associated with a pending transaction and the product and integration decisions to be made in connection with a transaction may cause customers to delay purchases or cause them to buy from other vendors, which could have a material adverse effect on our financial position, results of operations or cash flows in the pre-closing period. Also, a transaction may not close at all, in which case HP will not realize the intended benefits of the transaction.

    Currently, HP has several acquisitions pending closing, including HP's agreement to merge with Compaq. The number of pending transactions and the size and scope of the Compaq merger increase both the scope and consequences of our integration risks and our pre-closing financial risks.

BUSINESS DISRUPTIONS

    Our corporate headquarters, a portion of our research and development activities, other critical business operations and a certain number of our suppliers are located in California. The ultimate impact on HP, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but operating results could be materially adversely affected in the event of a major earthquake. In addition, California has experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations and the operations of our suppliers, distributors and resellers, and customers. We are predominantly uninsured for losses and interruptions caused by earthquakes and power outages.

    In addition, terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to HP, its employees, facilities, partners, suppliers, distributors and resellers, and customers which could have a material adverse effect on HP's operations and financial results.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    A list of exhibits is set forth in the Exhibit Index found on page 40 of this report.

    (b) Reports on Form 8-K:

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

    On July 5, 2001, HP filed a report on Form 8-K, relating to the issuance of approximately $636 million principal amount notes issued from its $3 billion Euro Medium Term Note Programme. The notes mature on July 5, 2006.

    On July 26, 2001, HP filed a report on Form 8-K, which reported under Item 5 the issuance of a press release containing revised forward-looking statements relating to the third quarter of fiscal year 2001 and announcing a workforce reduction of 6,000 employees.

    On July 26, 2001, HP filed a report on Form 8-K, which reported under
Item 5 the issuance of a transcript of a conference call held on July 26, 2001 at 9:00 a.m. EST, discussing its press release dated July 26, 2001 containing revised forward-looking statements relating to the third quarter of fiscal year 2001 and announcing a workforce reduction of 6,000 employees.

    On August 16, 2001, HP filed a report on Form 8-K, which reported under Item 5 the issuance of a press release containing financial information for the third quarter and first nine months of fiscal year 2001 and forward-looking statements relating to the fourth quarter of fiscal year 2001.

    On September 4, 2001, HP filed a report on Form 8-K which reported under
Item 5, (1) a declaration by HP's Board of Directors on August 31, 2001 of a dividend of one Preferred Share Purchase Right on each share of Common Stock of HP outstanding as of the close of business on

September 17, 2001, and (2) the issuance of a joint press release with Compaq Computer Corporation announcing the execution of a definitive merger agreement between the two companies.

    On September 7, 2001, HP filed a report on Form 8-K, which reported under
Item 5 the issuance of a press release on September 6, 2001 with Indigo N.V. announcing an Offer Agreement between the two companies. Under the terms of the Offer Agreement, HP will commence an exchange offer to acquire the outstanding common shares of Indigo N.V. stock not already owned by HP.

    On September 13, 2001, HP filed a report on Form 8-K/A, which amended the Form 8-K filed on September 4, 2001.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             HEWLETT-PACKARD COMPANY

                                                                 /s/ ROBERT P. WAYMAN
                                                 ---------------------------------------------------
                                                                   Robert P. Wayman
                                                              EXECUTIVE VICE PRESIDENT,
                                                 FINANCE AND ADMINISTRATION, CHIEF FINANCIAL OFFICER
                                                                         AND
                                                        DIRECTOR (PRINCIPAL FINANCIAL OFFICER)

Date: September 13, 2001

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
1                       Not applicable.

2(a)                    Master Separation and Distribution Agreement between
                        Hewlett-Packard Company and Agilent Technologies, Inc.
                        effective as of August 12, 1999, which appears as Exhibit 2 to Registrant's Annual Report on Form 10-K for the fiscal
                        year ended October 31, 1999, which exhibit is incorporated herein by reference.

2(b)                    Agreement and Plan of Reorganization by and among
                        Hewlett-Packard Company, Heloise Merger Corporation and
                        Compaq Computer Corporation dated as of September 4, 2001, which appears as Exhibit 2.1 to Registrant's Form 8-K dated
                        August 31, 2001, which exhibit is incorporated herein by
                        reference.

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

3(c)                    Registrant's Amended and Restated By-Laws, which appears as
                        Exhibit 3.3 to Registrant's Form 8-A dated September 4,
                        2001, which exhibit is incorporated herein by reference.

3(d)                    Registrant's Certificate of Designation of Rights,
                        Preferences and Privileges of Series A Participating
                        Preferred Stock, which appears as Exhibit 3.4 to
                        Registrant's Form 8-A dated September 4, 2001, which exhibit is incorporated herein by reference.

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

4(c)                    Form of Registrant's 7.15% Global notes due June 15, 2005
                        and related Officers' Certificate, which appear as Exhibits
                        4.1 and 4.3 to Registrant's Form 8- K filed on June 15,
                        2000, which exhibits are incorporated herein by reference.

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

4(f)                    Preferred Stock Rights Agreement, dated as of August 31,
                        2001, between Hewlett-Packard Company and Computershare
                        Investor Services, LLC., which appears as Exhibit 4.1 to
                        Registrant's Form 8-K dated August 31, 2001, which exhibit is incorporated herein by reference.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

10(d)                   Registrant's 1990 Incentive Stock Plan, as amended, which
                        appears as Exhibit 10(d) to Registrant's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended April 30, 2001, which exhibit is incorporated herein by reference.*

10(e)                   Registrant's 1990 Incentive Stock Plan, as amended, stock
                        option agreement, which appears as Exhibit 10(e) to
                        Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*

10(f)                   Registrant's 1995 Incentive Stock Plan, as amended, which
                        appears as Exhibit 10(f) to Registrant's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended April 30, 2001, which exhibit is incorporated herein by reference.*

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

13-17                   Not applicable.

18                      None.

19-21                   Not applicable.

22                      None.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
23-27                   Not applicable.

28                      None.

99                      Not applicable.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.