Form 10-K
period 2001-10-31
HEWLETT PACKARD CO
filed 2002-01-29
CIK 47217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: October 31, 2001

                                      or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 1-4423

                             ---------------------

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

                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
            Title of each class                on which registered
            -------------------                -------------------
                Common Stock              New York Stock Exchange, Inc.
         par value $0.01 per share          The Pacific Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's common stock held by nonaffiliates as of January 28, 2002 was $40,766,871,564.

   Indicate the number of shares outstanding of the issuer's common stock as of January 28, 2002: 1,941,391,000 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Forward-Looking Statements

   This Annual Report on Form 10-K, including "Factors That Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP" or the "Company") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the challenge of managing asset levels, including inventory; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks that are described from time to time in HP's Securities and Exchange Commission reports, including but not limited to the items discussed in "Factors That Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 in this report. HP assumes no obligation and does not intend to update these forward-looking statements.

                                    PART I

ITEM 1.  Business.

   HP was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware.

   We are a leading global provider of computing, printing and imaging solutions and services for business and home, and are focused on making technology and its benefits accessible to all.

   As of October 31, 2001, our major business segments included Imaging and Printing Systems, Computing Systems and Information Technology Services ("IT Services").

  . Imaging and Printing Systems provides printer hardware, supplies, imaging products and related professional and consulting services. Printer hardware consists of laser and inkjet printing devices, which include color and monochrome printers for the business and home, multi-function laser devices and wide- and large-format inkjet printers. Supplies offer laser and inkjet printer cartridges and other related printing media. Imaging products include all-in-one inkjet devices, scanners, digital photography products, personal color copiers and faxes. Professional and consulting services are provided to customers on the optimal use of printing and imaging assets.

  . Computing Systems provides commercial personal computers ("PCs"), home PCs, workstations, UNIX(R)/(1)/ servers, PC servers, storage and software solutions. Commercial PCs include the Vectra desktop series, as well as OmniBook and Pavilion notebook PCs. Home PCs include the Pavilion series of multi-media consumer desktop PCs. Workstations provide UNIX(R), Windows and Linux-based systems. The UNIX(R) server offering ranges from low-end servers to high-end scalable systems such as the Superdome line, all of which run on HP's PA-RISC architecture and HP-UX operating system. PC servers offer primarily low-end and mid-range products that run on the Windows and Linux operating systems. Storage provides mid-range and high-end array offerings, storage area networks and storage area management and virtualization software, as well as tape and optical libraries, tape drive mechanisms and tape media. The software category offers OpenView and other solutions designed to manage large-scale systems and networks. In addition, software includes telecommunications infrastructure solutions and middleware.
---------------------
/(1)/ UNIX(R) is a registered trademark of The Open Group.

  . IT Services provides customer support, consulting, outsourcing, technology financing and complementary third-party products delivered with the sales of HP solutions. Customer support offers a range of high- value solutions from mission-critical and networking services that span the entire IT environment to low-cost, high-volume product support. Consulting provides industry-specific business and IT consulting and system integration services in areas such as financial services, telecommunications and manufacturing, as well as cross-industry expertise in Customer Relationship Management ("CRM"), e-commerce and IT infrastructure. Outsourcing offers a range of IT management services, both comprehensive and selective, including transformational infrastructure services, client computing managed services, managed web services and application services to medium and large companies. Technology financing capabilities include leasing, solution financing and computing and printing utility offerings.

   A summary of HP's net revenue and earnings from operations as contributed by our principal business segments is found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Affect Future Results," in Item 7, which is incorporated herein by reference.

Strategy and Segment Overview

   We provide a broad mix of products across a variety of product segments and across customer categories ranging from large multinational enterprises to individual consumers. We seek to be the category leader with respect to each of the specific products and categories in which we compete and to expand actively into new and adjacent markets. Accordingly, in fiscal 2001 we focused on strengthening and enhancing each of our segments as described further below.

   At the same time that we focus on individual offerings, we seek to utilize the depth and breadth of our products and services, as well as our expertise in working with complementary technology providers, in order to provide integrated solutions that address new and emerging market demands and offer new customer experiences. This solution-driven approach is focused on two converging paths. The first path is the development of next-generation devices--printers, PCs, handhelds, notebooks and new devices that will take advantage of the convergence of technology. In addition to their more traditional functions, these devices feature embedded technology that allows them to work in conjunction with other devices (whether wireless or wired) to provide or access e-services. For example, the use of Personal Digital Assistants ("PDAs") to access the Internet to complete transactions and print information requires that separate devices work together. The second path is the development of a dynamic, flexible, reliable infrastructure that can be accessed and utilized in more ways by the variety of devices discussed above. We believe that as infrastructure and access devices evolve and increase in their interdependence, they will create a more dynamic, flexible and interconnected world.

   Following are discussions of our principal business segments and key activities in these segments during fiscal 2001:

Imaging and Printing Systems

   HP's portfolio of printing and imaging offerings ranges from low-end printers and supplies to commercial printing solutions. These offerings fall into four product categories: printer hardware, imaging, printing supplies and commercial printing. Generally, in fiscal 2001 the Imaging and Printing Systems segment executed against a number of key goals, including increased focus on gaining market share in low-end products, ensuring a smooth transition to new products in our LaserJet and Inkjet printer families, and expanding our commitment to commercial printing.

   More detailed descriptions of our various product categories and their focuses are set forth below:

   Printer Hardware. Our printer hardware category consists of laser and inkjet printing devices, which include color and monochrome printers for the business and home, multi-function laser devices and wide- and large-format inkjet printers. In fiscal 2001, we witnessed the successful introduction of a completely new line of

Internet-enabled LaserJet printers with improved speed and reduced price, including the LaserJet 1200, 2200, 3200 and 4100 models. Other key developments in the printer hardware category during fiscal 2001 included the following:

  . the introduction of the LaserJet 1000, our lowest-ever priced monochrome laser printer;

  . the introduction of the color inkjet printer models cp1160 and cp1700, which bring improved image quality and paper handling options to their category;

  . an agreement with Research in Motion Limited ("RIM") to develop jointly mobile printing applications for RIM's BlackBerry wireless e-mail solution and HP printers;

  . the introduction of two new print servers, the HP Jetdirect 200m/250m and the HP Wireless Print Server, which enable our customers to share printers wirelessly or over a network;

  . the introduction of our DeskJet 995c printer, the industry's first integrated Bluetooth inkjet printer, which allows mobile users to print without cables from up to 10 meters away from other devices enabled for Bluetooth printing;

  . the introduction of our Business Inkjet Printer 2600, a wide-format color inkjet printer which, when configured with an HP Jetdirect print server, becomes a high-performance Internet-enabled appliance that can be shared in a network environment;

  . the introduction of three graphics printers with exceptional color accuracy and remote proofing capabilities (HP DesignJet 10ps, 20ps and 50ps); and

  . the introduction of the DesignJet 1050c and 1055cm large-format color printers.

   Imaging. Imaging includes all-in-one products, scanners, digital cameras, PhotoSmart printers, personal color copiers, faxes and imaging services. This category also includes management of our joint venture with Eastman Kodak Company, called Phogenix Imaging LLC, which develops solutions for retail photo processing that replace silver halide processing with inkjet-based solutions. Key developments during fiscal 2001 included the following:

  . the introduction of the PSC 950 all-in-one products, which provide breakthroughs in ease-of-use in photo printing;

  . the introduction of the Photo Scanner 1000, which scans photos with photo-quality results;

  . the introduction of four new Scanjet models, the HP Scanjet 4400c, 4470c, 5470c and 5490c;

  . introduction of a suite of easy-to-use digital cameras (the HP PhotoSmart 318, 612 and 715 digital cameras); and

  . the expansion of our line of photo-quality color inkjet printers, including an ultra-portable printer (the HP PhotoSmart 100, 115 and 1315 photo printers).

   Printing Supplies. Our printing supplies category includes ink cartridges for our Inkjet line of printers, toner for our LaserJet line of products and paper, both for general printing purposes and also specifically for photo processing. In fiscal 2001 we continued our innovation of printing supplies, including the introduction of new premium photo paper.

   Commercial Printing. The use of digital presses in commercial printing is an application to which we intend to bring both our printing expertise and our expertise in enterprise computing in order to develop solutions that can store, manage and deliver rich content. Key developments in this category included our $100 million investment in Indigo N.V. ("Indigo") made in 2000 as part of a broader commercial relationship with Indigo to develop jointly and resell digital presses that utilize Indigo technology for the commercial printing market. This relationship and our entry into the market were further advanced by our agreement in September 2001 to acquire the remaining outstanding shares of Indigo, which will allow HP to build on its initial work with Indigo and advance further into the digital press market.

Computing Systems

   Computing Systems is at the core of our infrastructure offering and includes commercial PCs, home PCs, workstations, UNIX(R) servers, PC servers, storage and software products. Computing Systems' products and services are used in a variety of applications ranging from personal and small business information management to large scale IT infrastructure solutions for global service providers, telecommunications companies, financial institutions, Internet services vendors, manufacturers, and retail and transportation companies. Generally, our Computing Systems segment includes both personal systems, focused on individual users, and enterprise systems, focused on building corporate infrastructure.

   Key developments over the past year are described below:

   Desktop PCs. As the desktop market has matured, many of our efforts have focused on improving the distribution balance between direct and retail sales and also in improving the cost structure of our business in order to remain competitive in this challenging market. At the same time, we have focused on configuring desktops and pre-loading software to address a variety of customer uses (such as downloading and playing music and burning CDs) and to take advantage of the roll-out of Microsoft Corporation's new operating system, Windows XP. Key products within this area include HP Pavilion multi-media consumer PCs and the HP Vectra series of desktop PCs for use in enterprise and small businesses.

   Notebook PCs. We continued to focus on providing notebook PCs that maximize the balance between size, weight and performance. Key products in this area include HP OmniBook mobile PCs for use in business and Pavilion laptops for consumers. This past year we successfully introduced a new business notebook PC, the Omnibook 500, which is an extremely lightweight notebook that offers great flexibility in use.

   Servers and Workstations. Our server line includes products ranging from high-volume industry standard servers to high-end systems like our Superdome line. HP servers span operating systems from our UNIX(R) platform, HP-UX, to Microsoft Windows and Linux. Our core computing technologies include our Precision Architecture Reduced Instruction Set Computer ("PA-RISC") architecture for UNIX(R) servers and workstations and our Explicitly Parallel Instruction Computing ("EPIC") technology, which provides the foundation for Intel's next-generation Itanium Processor Family ("IPF") architecture. Over the past year, we introduced the rp8400, an extension of an existing mid-range server which leverages the high-end Superdome architecture. We also introduced two new mid-range servers, the rx4610 and rx9610, which use the new Itanium processor. In addition, we upgraded our low-end rp5400 server, our mid-range rp7400 server and our high-end Superdome server to the PA-8700 processor, which improved performance across these products. Workstations include UNIX(R), Windows and Linux-based systems. As in our server category, we have also begun our shift toward including the new Itanium processor in our workstation products.

   Storage. Our storage strategy has been focused on enhancing a wide range of storage solutions from mid-range and high-end array offerings to storage area networks and storage area management and virtualization software, as well as establishing stronger positions in tape automation and tape drive markets. Over the past year, we have taken several actions to increase our offerings in this area. We acquired StorageApps Inc., a provider of virtualization software that allows enterprises to support multi-vendor networks. The acquisition allows us to focus increasingly on storage virtualization as a key technology, recognizing that customers do not want to be locked into a proprietary storage system. In addition, we solidified our product offerings by adding the VA7100 and VA7400 mid-range disc arrays to our product line. We also renewed our partnership with Hitachi Data Systems for an additional three years, allowing us to continue offering our leading high-end storage products. We also extended our product offering of the Ultrium family of tape drives, marketed as stand-alone tape drives and integrated into our tape automation libraries. These drives are based on the Ultrium format of linear tape-open technology.

   Software. Our enterprise software portfolio spans a wide set of software categories, from server operating systems, to middleware, to network and systems management software. We have focused on deploying these technologies to create integrated software suites and solutions. Key products include HP-UX, HP-Linux, HP Netaction and OpenView.

   In operating systems, we continue to enhance our UNIX(R) operating system, HP-UX; to develop leading Linux offerings; and to offer systems running Microsoft products for both servers and PCs. By offering multiple platforms, we allow customers to choose among a number of selections that will best integrate with their current environment.

   In middleware, we introduced HP Netaction, a product suite that provides a comprehensive software foundation for the development, integration and deployment of new revenue-generating voice and data services.

   In the area of network and system management software, OpenView continues to be a market leading product and we continue to enhance both its performance and breadth by continually developing capabilities for addressing the emerging requirements of managing dynamic services-based computing. We are expanding the scope of enterprise management through our Integrated Services Management Program, which seeks to manage the enterprise IT infrastructure from end to end.

IT Services

   Our IT Services strategy reflects the inextricable link between business transformation and IT implementation. To allow customers to take advantage of emerging technologies and business models, we offer a complete lifecycle of services--planning, implementation, support and ongoing operations. IT Services offers a wide variety of services aimed at providing customers with a highly reliable IT infrastructure, including consulting and implementation services for traditional and Internet-based IT infrastructures, storage and storage-area networks, and IT management; next-generation networks and mobile communications; proactive, mission-critical support services; business-continuity and recovery services; and infrastructure outsourcing and Web-hosting services. Services aimed at helping customers rapidly implement key business solutions are also provided, including supply-chain management, e-procurement, business intelligence, CRM, enterprise application integration, e-commerce, e-banking, trading communities, portals and virtual business networks.

   Our IT Services segment is organized around a number of different service areas, as described below:

   Customer Support. Our customer support category offers a range of high-value solutions from mission-critical and networking services that span the entire IT environment to low-cost, high-volume product support. Our support services provide customers a variety of delivery methods, including web-based self-service, telephone assistance, express replacement, on-site repair, software support and updates, always available mission-critical support, network support and business recovery services. Our key assets in this business include our support delivery technology, which consists of remote and on-site diagnostic tools and technologies, self-support portals and a world-class delivery organization with over 600 support offices in 120 countries. In addition, our range of services is a key asset.

   Consulting. Consulting provides industry-specific business and IT consulting and system integration services in areas such as financial services, telecommunications and manufacturing, as well as cross-industry expertise in CRM, e-commerce and IT infrastructure. Our key assets in this area include our expertise in the IT infrastructure space and our expertise in certain industry-specific markets and solution areas. In fiscal 2001, HP Consulting formed an alliance with PricewaterhouseCoopers LLP to provide technology consulting services to airlines.

   Outsourcing. Outsourcing offers a range of IT management services, both comprehensive and selective, including transformational infrastructure services, client computing managed services, managed web services and application services to medium and large companies. Many customers see outsourcing as a way to reduce their IT costs and allow them to focus their resources on their core business instead of investing in IT personnel and equipment. Competitive advantages in the outsourcing business include our ability to utilize our experience in IT infrastructure and mission-critical data centers to provide, manage, operate and evolve our customers' IT infrastructure. HP Outsourcing offers flexible choices to customers and uses a combination of nine dedicated worldwide service centers and Internet data centers in addition to enhanced integration through partnering. In fiscal 2001, we entered into an agreement with Accenture LLP, whereby we will provide outsourcing services for its clients.

   Other. We also offer financing services for technology, complementary third-party products delivered with sales of HP solutions and e-education/training. Technology financing capabilities, which allow customers to plan and manage the cost of solutions, include leasing, solution financing and computing and printing utility offerings.

Other

   Our other primary businesses currently include our embedded and personal systems category, built around our Jornada handheld product line, CD writers and DVD+RW drives.

Sales and Marketing

   We continue to manage our business and report our financial results based on our three principal business segments described above. The marketing and selling of our products and services, however, are organized separately into three main customer-facing organizations: a Consumer Business Organization ("CBO"); a Business Customer Organization ("BCO"); and an HP Services Organization ("HPS"). HPS was created in fiscal 2001 in order to improve our marketing and selling efforts for services.

   CBO contains all of our consumer-related marketing and selling activities consolidated into a single functional unit, and BCO represents the consolidation of all of HP's business and enterprise-related marketing and selling activities into a single functional unit. By consolidating around customer groups, we have improved our customer relationships by providing a single main point of contact to the customer, eliminating redundant sales efforts, better leveraging cross-selling opportunities with customers and better coordinating feedback and knowledge-capture of customer requirements and trends for our development of cross-product solutions. This feedback and knowledge is continuously incorporated into planning decisions supported by our product-generation organizations, such as Imaging and Printing Systems and Computing Systems. This new marketing structure enables us to leverage our core assets better to deliver world-class technology, services and solutions, and a world-class customer experience.

   Because of the distinct nature of selling services, HPS oversees the marketing and selling activities of our IT Services segment. This organization coordinates with BCO due to the existence of enterprise customers in the two groups, providing us with both the flexibility of distinct sales and marketing organizations to act independently and the benefits of coordination.

   Consumer Business Organization. CBO is responsible for marketing and supplying our consumer products around the world. CBO is organized by product offerings, including home PCs (Pavilion desktop PC products), printer hardware and supplies (DeskJet and All-in-One inkjet printers, ink cartridges and media), imaging (ScanJet scanners, digital cameras), personal appliances (Jornada PDAs, CD writers, DVD+RW drives). By integrating the marketing for all consumer products into a single organization, we have reduced redundancies and better leveraged opportunities for cross-category consumer product marketing.

   We have adopted a blended channel strategy for consumer product distribution in the United States that includes sales through approximately 20,000 third-party retail locations and direct sales through hpshopping.com, a wholly-owned subsidiary that supports online sales.

   Key product development initiatives in fiscal 2001 included an increased focus on consumer-oriented industrial design, providing new and additional consumer e-services--either independently or in conjunction with third-party partners--and a strong cross-product category marketing focus on imaging.

   Sales through CBO are derived through reseller channels, including retailers, dealers and original equipment manufacturers, as well as through direct sales and distribution to customers over the Internet.

   Business Customer Organization. BCO is responsible for marketing and delivering products and solutions to all of our business and enterprise customers. BCO's customers include small and medium businesses as well as global enterprises, including telecommunications service providers, Internet service providers and academic, scientific and government institutions. BCO is charged with developing a comprehensive understanding of HP's business customers' needs and translating this understanding into delivering world-class products, solutions and customer experience throughout the customer lifecycle. Accordingly, BCO markets products, services and solutions that constitute either individual products and services or unique combinations of offerings from Imaging and Printing Systems (LaserJet printer hardware and supplies), Computing Systems (commercial desktop PCs, notebook PCs, workstations, servers, storage, software) and IT Services (financing).

   Sales through BCO result from the efforts of our business customer sales force, which includes direct field sales representatives, indirect sales (i.e., commercial channels), HP consultants, pre-sales technical personnel and administrative support staff. BCO's direct sales force is divided into specialty product and service representatives (such as for servers, storage, software and services), and teams assigned to corporate accounts representing all of our product and service categories.

   HP Services Organization. HPS is responsible for marketing and delivering information technology services to all of our business and enterprise customers. HPS is charged with developing a comprehensive understanding of the customer needs for our support, consulting and outsourcing services and translating this understanding into delivering world-class services. HPS also is charged with understanding the customer-loyalty and cross-selling opportunities so that we can better sell services to our BCO customers, as well as better sell our BCO products and solutions to services customers, including customers of our multi-vendor support services.

   Over the past year, CBO, BCO and HPS shared in several key developments in our sales and marketing efforts. Besides creating HPS, in fiscal 2001 we completed the simplification of our product line structure, which reduced our number of product categories from 83 to 17. This simplification is designed to eliminate customer confusion and increase our focus on key product lines. We also implemented a new channel engagement program in fiscal 2001 that we have called Hard Deck. This program is designed to clarify the roles and responsibilities for us and our channel partners in order to improve our channel relationships and make our selling model more efficient.

International

   We maintain operations in more than 120 countries worldwide and sell into additional geographies through various representatives and distributors. We believe this geographic diversity allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geographic economic trends and offers us an opportunity to exploit new markets for maturing products. In addition, we believe that in the future technology companies will have to develop products and sales models that are able to target developing countries. Moreover, we believe that our broad geographic presence and our e-Inclusion program, which is focused on developing products and business models that will bring technology to developing countries, will give us a solid base to build upon for future growth.

   A summary of our net revenue, and net property, plant and equipment by geographic area is set forth in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. More than half of our overall net revenue comes from outside of the United States. In the last three fiscal years, more than three-fourths of this international revenue was derived from Europe and the Asia Pacific region. A majority of our net revenue originating outside the United States was from customers other than foreign governments.

   For a discussion of risks attendant to HP's foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That Could Affect Future Results--Due to the international nature of our business, political or economic changes could harm our future revenues, costs and expenses and financial condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Adoption of the Euro" in Item 7, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 8 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Research and Development

   The process of developing new high-technology products and solutions is inherently complex and uncertain. It requires, among other things, innovation and accurate anticipation of customers' changing needs and emerging technological trends. Without the introduction of new products, services and enhancements, our products and services are likely to become technologically obsolete over time, in which case revenue would be materially and adversely affected. New products and services, if and when introduced, may not achieve market acceptance. After the products and services are developed, we must quickly manufacture and deliver such products and services in sufficient volumes at acceptable costs to meet demand.

   Hewlett-Packard Laboratories, also known as HP Labs, together with the various research and development groups within the three principal business segments, are responsible for our total research and development efforts.

   Expenditures for research and development in fiscal 2001, including HP Labs and the three principal business segments, were $2.7 billion. These expenditures were $2.6 billion in fiscal 2000 and $2.4 billion in fiscal 1999. In fiscal 2001, total research and development expenditures were 5.9% of net revenue, compared to 5.4% in fiscal 2000 and 5.8% in fiscal 1999.

   We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

Patents

   Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. While we believe that our patents and applications have value, in general no single patent is in itself essential to us as a whole or any of our principal business segments. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

Backlog

   We believe that backlog is not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf inventories, the shortening of product life cycles and the relative portion of net revenue related to our service and support business. Therefore, we believe that backlog information is not material to an understanding of our business.

Competition

   We encounter aggressive competition in all areas of our business activity. Our competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our reputation, the ease of use of our products, the ready availability of multiple software applications, our Internet infrastructure offering, and our customer training, services and support are also important competitive factors.

   The markets for each of our three principal business segments are characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. In addition, we compete with many of our current and potential partners. The successful management of these competitive partner relationships will be critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive, and thus effectively manage financial returns with correspondingly reduced gross margins.

   On an overall basis we are among the largest U.S.-based companies offering our range of general-purpose computers and personal-information, imaging and printing products for industrial, scientific and business applications, and information technology services. We are the leader or among the leaders in each of our principal business segments.

    The competitive environments in which each segment operates are described below:

   Imaging and Printing Systems. The markets for printer hardware and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. Our key competitors in this segment include Xerox Corporation, Lexmark International Group Inc., Seiko Epson Corporation, Sony Corporation of America ("Sony") and Canon USA, Inc. We are the leading imaging and printing systems provider in the world for printer hardware, printing supplies and scanning devices. We believe that our brand recognition, quality reputation, breadth of product offering and large customer base are important competitive advantages. We and our competitors continue to develop and market new and innovative products at competitive prices and, at any given time, may set new market standards for quality, speed and function. In recent years, we and our principal competitors have regularly lowered prices on printer hardware to reach new customers and add customer value. If these pressures are not mitigated by cost and expense reductions, our ability to maintain or build market share profitably could be adversely affected. In addition, refill and remanufactured alternatives for our supplies are available from independent suppliers and, although generally offering lower print quality, may be offered at lower prices and put pressure on our supplies business. Two important areas for our growth include new business opportunities in digital cameras and photo printers within our imaging business and digital presses in our digital publishing business. While we encounter competitors whose current market share is greater than ours, such as Sony in cameras and Heidelberger Druckmaschinen Aktiengesellschaft ("Heidelberg") in publishing, we believe we will provide important new contributions in both the home and publishing environments by providing comprehensive solutions that include data management, storage, integrated system capabilities, security, authentication and ease-of-use.

   Computing Systems. The areas in which the Computing Systems segment operates are intensely competitive, characterized by rapid and ongoing technological innovation and price reductions. Our competitors are some of the largest, most successful companies in the world. They range from broad solutions providers such as International Business Machines Corporation to more focused competitors such as EMC Corporation in storage, Dell Computer Corporation in personal computers and servers, and Sun Microsystems, Inc. in servers. Compaq Computer Corporation is also a competitor on both focused and broad-based levels. Broad-based solutions providers benefit from their existing customer base and the breadth of their product offerings, while more focused competitors are able to concentrate their efforts on providing the most competitive product and also may contribute to pricing pressures within a product category, such as PCs. We believe that our important competitive advantages in this segment include our broad range of server, storage and software products and our significant intellectual property portfolio and research and development capabilities, which will contribute to further enhancements of our product offerings.

   IT Services. The principal areas in which IT Services competes are customer support, consulting, outsourcing and financing. The support and consulting markets have been under significant pressure as customers scrutinize their IT spending in response to the global economic downturn. However, the downturn also has contributed to increased use of outsourcing services as customers attempt to reduce their IT costs and focus their resources on their core businesses. Our key competitors in this segment include the service organizations of certain companies such as IBM Global Services and Compaq Global Services and independent service firms such as EDS Corporation and Computer Sciences Corporation. We also compete with consulting firms such as Accenture LLP, CapGemini/Ernst & Young and PricewaterhouseCoopers LLP. Many of these competitors are able to offer a wide range of services through a global network of service providers, which may be larger than our own, and some of our competitors enjoy significant brand recognition. We believe that our competitive advantages in this segment include our world-class delivery organization with over 600 offices in 120 countries for support and nine dedicated worldwide service and Internet data centers for outsourcing. An additional advantage in our support business is our delivery technology, which consists of remote and on-site diagnostic tools and technologies, as well as self-support portals. Our competitive advantage in consulting centers around our expertise in IT infrastructure and in certain industry-specific markets and solution areas. The industry areas of expertise are mainly financial services, telecommunications and manufacturing, while the solution areas of expertise include CRM and e-commerce. In our financing business, our competitors are captive financing companies, mainly IBM Global Financing, banks and financial institutions. We believe our competitive advantage in this business is our ability to finance products, services or total solutions.

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

   We purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines and parts for products with short life cycles (although some of these sources have operations in multiple locations). We also have a dependency upon Intel Corporation as a supplier of processors and static RAM and Microsoft Corporation for various software products; however, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage HP relative to competitors. In addition, we have engaged manufacturers in Taiwan for the production of notebook computers. While these relationships and dependencies have not resulted in material disruptions in the past, natural disasters in Taiwan have caused temporary disruptions in communications and supplies, which did not have a material impact on our results of operations.

Environment

   Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments. The liability for environmental remediation and related costs is accrued when it is considered probable and the costs can be reasonably estimated. Environmental costs are presently not material to our operations or financial position.

Employees

   HP had approximately 86,200 employees worldwide as of October 31, 2001.

   Information regarding our executive officers is set forth in Part III.

ITEM 2.  Properties.

   The principal executive offices of HP are located at 3000 Hanover Street, Palo Alto, California 94304, USA. As of October 31, 2001, we owned or leased a total of approximately 43.9 million square feet of space worldwide, including
0.4 million square feet currently occupied by Agilent Technologies, Inc. We believe that our existing properties are in good condition and suitable for the conduct of our business.

   Our plants are equipped with machinery, most of which is owned and is in part developed by us to meet the special requirements for manufacturing computers, peripherals and systems. At the end of fiscal 2001, we were productively utilizing the vast majority of the space in our facilities, while actively disposing of space determined to be excess.

   We anticipate that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment from continuing operations amounted to $1.5 billion in fiscal 2001, $1.7 billion in fiscal 2000 and $1.1 billion in fiscal 1999.

   As of October 31, 2001, our sales and support operations occupied approximately 15.9 million square feet, of which approximately 5.8 million square feet were located within the United States. We own 34% of the space used for sales and support activities and lease the remaining 66%.

   Our manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 28.0 million square feet, of which approximately 19.8 million square feet were located within the United States. We own 67% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 33%. None of the property we own is held subject to any major encumbrances.

   As indicated above, we have three principal business segments: Imaging and Printing Systems, Computing Systems and IT Services. Because of the interrelation of these three segments, substantially all of the properties are used at least in part by each of these segments, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

   The locations of HP's headquarters of geographic operations are as follows:

Headquarters of Geographic Operations

                          Europe, Africa, Middle
Latin America             East                      Asia Pacific

Miami, Florida            Geneva, Switzerland       Hong Kong

   The locations of HP's major product development and manufacturing facilities and Hewlett-Packard Laboratories are as follows:

Product Development and Manufacturing

                                                      Hewlett-Packard
 Americas                   Europe                    Laboratories

 Cupertino, Costa Mesa,     Grenoble and Isle         Palo Alto, California
   Mountain View, Palo        D'Abeau, France
   Alto, Roseville,                                   Grenoble, France
   San Diego, Santa Clara,  Boeblingen, Germany
   Santa Monica, Sunnyvale                            Bangalore, India
   and Woodland, California Dublin, Ireland
                                                      Haifa, Israel
 Fort Collins and Greeley,  Amsterdam and Amersfoort,
   Colorado                   The Netherlands         Tokyo, Japan

 Boise, Idaho               Barcelona, Spain          Bristol, United Kingdom

 Mt. Laurel, New Jersey     Bristol, United Kingdom

 Corvallis, Oregon          Asia Pacific

 Memphis and Nashville,     Melbourne, Australia
   Tennessee
                            Shanghai, China
 Austin, Texas
                            Bangalore, India
 Chester, Richmond and
   Sandston, Virginia       Komiya, Japan

 Vancouver, Washington      Singapore

 Aguadilla, Puerto Rico     Taiwan

 Sao Paulo, Brazil

 Guadalajara, Mexico

ITEM 3.  Legal Proceedings.

Litigation Settlement

   On June 4, 2001, HP and Pitney Bowes Inc. ("Pitney Bowes") announced that they had entered into agreements which resolved all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. In addition, the companies entered into a technology licensing agreement and expect to pursue business and commercial relationships. Pitney Bowes filed its patent infringement case against HP on August 23, 1995 in the U.S. District Court for the District of Connecticut, alleging that HP's LaserJet printers infringed Pitney Bowes' character edge smoothing patent, and HP filed one case against Pitney Bowes on August 23, 1995 in the U.S. District Court for the District of Idaho to invalidate the Pitney Bowes patent and four cases on March 21, 2001 in the U.S. District Court for the Northern District of California (San Francisco Division), on March 28, 2001 in the U.S. District Court for the District of Idaho, on April 4, 2001 in the U.S. District Court for the Western District of Texas and on May 11, 2001 in the U.S. District Court for the Northern District of California (San Jose Division), alleging that Pitney Bowes' copiers, fax machines, document management software and a postal metering machine infringed HP's patents. On May 29, 1996, HP answered the complaint filed by Pitney Bowes and counterclaimed for a declaratory judgment that the Pitney Bowes patent was invalid, unenforceable, and not infringed. During the following 15 months, the parties engaged in extensive discovery. On August 11, 1997, HP moved for summary judgment of non-infringement. On February 9, 1998, the Connecticut District Court denied HP's motion. On November 7, 1997, HP moved for summary judgment of invalidity of the Pitney Bowes patent, and for summary judgment of noninfringement. On March 23, 1998, the Connecticut District Court denied the motion for summary judgment of invalidity, but granted the motion for summary judgment of noninfringement, and entered judgment in favor of HP. Pitney Bowes appealed that judgment, and on June 23, 1999 the Court of Appeals for the Federal Circuit reversed the judgment in favor of HP and remanded the case to the trial court. On July 7, 1999, HP petitioned the Patent and Trademark Office ("PTO") to reexamine the validity of the Pitney Bowes patent. That petition was granted on August 27, 1999, and the litigation in the Connecticut District Court was thereafter stayed pending reexamination of the patent. On June 14, 2000, the PTO issued an Office Action initially rejecting the claims of the Pitney Bowes patent asserted against HP as invalid. On September 9, 2000, the PTO issued a Statement of Reasons for Patentability affirming the claims of the Pitney Bowes patent. The stay on the litigation was thereafter lifted, and on November 13, 2000, the Connecticut District Court set a June 4, 2001 trial date for the case Pitney Bowes filed. A "Markman" hearing was held on April 24, 2001 to determine the scope of the Pitney Bowes patent claims which would affect the outcome of the litigation on the issues of patent infringement as well as patent validity. The suits by HP were pending. HP and Pitney Bowes had settlement discussions as the trial date approached, resulting in the settlement agreement described above.

Pending or Threatened Litigation

   On or about March 23, 1998, an individual filed a lawsuit against HP in federal court in California claiming HP's LaserJet printers infringe his U.S. patent 5,424,780, which he asserts covers portions of the resolution enhancement technology employed in these printers. HP believes, based on an opinion from outside counsel, that it does not infringe the patent. HP has held discussions with the plaintiff but has not resolved the matter. HP filed a lawsuit to obtain a ruling that it does not infringe. Thereafter, the U.S. Patent Office agreed to reexamine the patent based on prior art identified by HP. The litigation is stayed pending the outcome of the Patent Office reexamination.

   On or about July 31, 2000, HP was sued in an unfair business practices consumer class action filed by three residents of San Bernardino, California in federal court in California. The three claim to have purchased different models of HP inkjet printers over the past three years. This action alleges that HP printers were sold with half-full or "economy" ink cartridges instead of full cartridges and that HP's advertising, packaging and marketing representations for the printers led the plaintiffs to believe they would receive full cartridges. It is the basic contention of this action that HP's advertising and failure to advise specifically that "economy" cartridges were included constitute false and misleading conduct in violation of both the California Consumer Legal Remedies

Act and Section 17200 of the California Business and Professions Code. This action seeks injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorney fees. When HP failed to enter into an early settlement of this action, consumer class actions were filed, in coordination with the original plaintiffs, in over 30 states.

   On or about April 10, 2001, a nationwide defective product consumer class action was filed against HP in a Texas state district court by a resident of eastern Texas. This action is one of five similar suits filed against several computer manufacturers on the same day. The basic allegation in the action against HP is that it knowingly sold computers containing floppy disk controller chips that fail to detect both overruns and underruns if either occurs on the last byte of a read/write operation. That failure is alleged to result in data loss, data corruption or system failure. This suit seeks injunctive relief, declaratory relief, rescission and attorney fees. After filing this action the plaintiff's counsel initiated a related action with the State of Illinois, the State of California and the United States of America.


   On or about November 26, 2001, a securities class action was filed in federal court in New York against various officers and directors of Agilent Technologies, Inc. ("Agilent Technologies") and certain investment bank underwriters concerning Agilent Technologies' initial public offering ("IPO") in late 1999. The complaint alleges undisclosed and improper practices by the underwriters concerning the allocation of Agilent Technologies IPO shares, in violation of the federal securities laws, and seeks unspecified damages on behalf of persons who purchased Agilent Technologies stock during the period from November 17, 1999 through December 6, 2000. Other actions have been filed making similar allegations regarding the IPOs of more than 300 other companies. HP believes that Agilent Technologies has meritorious defenses to the claim and will defend itself vigorously. While HP is not named as a defendant in this action, HP has agreed to indemnify Agilent Technologies for a substantial portion of IPO-related liabilities.

   A putative class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara on or about December 11, 2001, against various officers and directors of HP alleging that the defendants breached their fiduciary duties to HP shareowners by, among other things, failing to conduct reasonable due diligence into the propriety of the merger transaction involving HP and Compaq Computer Corporation and by filing with the Securities and Exchange Commission a false and misleading Registration Statement on Form S-4 and preliminary joint proxy statement/prospectus in connection with the merger transaction. The case seeks declaratory, injunctive and other relief permitted by law and equity. Defendants removed the case to the U.S. District Court for the Northern District of California on or about December 19, 2001. HP believes that the lawsuit is without merit and intends to defend the case vigorously.

   On or about December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in federal court in New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. After reviewing the pertinent materials, HP believes that it does not infringe the patent. Furthermore, HP believes Cornell's patent is invalid.

   HP is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of patent, commercial and environmental matters, which arise in the ordinary course of business. Any possible adverse outcome arising from these matters is not expected to have a material adverse impact on the results of operations or financial position of HP, either individually or in the aggregate. However, HP's evaluation of the likely impact of these pending disputes could change in the future.

Environmental

   HP is party to, or otherwise involved in, proceedings brought by federal or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA. HP is also conducting environmental investigations or remediations at several of our current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. Any liability from such proceedings, in the aggregate, is not expected to be material to the operations or financial position of HP.

   In November 1999, in settlement of an administrative complaint filed in 1998 that alleged violations of the Toxic Substances Control Act ("TSCA"), HP entered into a consent agreement with the United States Environmental Protection Agency (the "Agency") under which HP agreed to pay a civil penalty of $112,500, to have a ten-month post-enforcement audit of specified operations conducted by a third party and to pay civil penalties in stipulated amounts for any violations that may be discovered in that audit. As required by the terms of the settlement agreement, the final report of the audit was submitted to the Agency in April 2001. In May 2001, HP and Agilent Technologies, HP's former subsidiary, paid stipulated penalties in the aggregate amount of $600,000 to the Agency in full satisfaction of any claims under the agreement against either company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                    PART II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

   Information regarding the market prices of HP's common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and the cover page of this Form 10-K, which are incorporated herein by reference, respectively. We have paid cash dividends each year since 1965. The current rate is $0.08 per share per quarter. As of December 31, 2001, there were approximately 121,000 shareowners of record. Additional information concerning dividends may be found in the following sections of this Form 10-K, which are incorporated herein by reference: "Selected Financial Data" in Item 6 and "Consolidated Statement of Cash Flows," "Consolidated Statement of Stockholders' Equity" and "Quarterly Summary" in Item 8.

ITEM 6.  Selected Financial Data.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                        Selected Financial Data/(1)(2)/

For the years ended October 31
In millions, except per share amounts              2001    2000    1999    1998    1997
-------------------------------------             ------- ------- ------- ------- -------
Net revenue...................................... $45,226 $48,870 $42,371 $39,330 $35,358
Earnings from operations/(3)/....................   1,439   4,025   3,818   3,456   3,476
Net earnings from continuing operations before
  extraordinary item and cumulative effect of
  change in accounting principle/(4)(5)/.........     624   3,561   3,104   2,678   2,515
Net earnings per share from continuing operations
  before extraordinary item and cumulative effect
  of change in accounting principle:/(4)(5)(6)/
   Basic......................................... $  0.32 $  1.80 $  1.54 $  1.29 $  1.23
   Diluted.......................................    0.32    1.73    1.49    1.26    1.19
Cash dividends declared per share/(6)/...........    0.32    0.32    0.32    0.30    0.26
At year-end:
   Total assets/(1)/............................. $32,584 $34,009 $35,297 $31,708 $29,852
   Long-term debt................................   3,729   3,402   1,764   2,063   3,158

---------------------
(1) HP's consolidated financial statements and notes for all periods present the businesses of Agilent Technologies, Inc. as a discontinued operation through the spin-off date of June 2, 2000. Accordingly, total assets includes net assets of discontinued operations of $3,533 million at October 31, 1999, $3,084 million at October 31, 1998 and $3,171 million at October 31, 1997. See further discussion in Notes to the Consolidated Financial Statements in Item 8.

(2) Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

(3) Earnings from operations includes restructuring charges of $384 million in fiscal 2001, $102 million in fiscal 2000 and $122 million in fiscal 1998.

(4) Net earnings and net earnings per share from continuing operations before extraordinary item and cumulative effect of change in accounting principle include the following items before related tax effects: $384 million of restructuring charges, $471 million of impairment losses on investments, a $400 million charge for litigation settlement and a $131 million loss on divestiture in fiscal 2001; $102 million of restructuring charges and $203 million of gains from divestitures in fiscal 2000; and $122 million of restructuring charges in fiscal 1998.

(5) HP adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal year 2001, retroactive to November 1, 2000. See further discussion in Notes to the Consolidated Financial Statements in Item 8.

(6) All per-share amounts reflect the retroactive effects of the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

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

   Our consolidated financial statements for all periods present the businesses of Agilent Technologies as a discontinued operation through the spin-off date of June 2, 2000. Unless otherwise indicated, the following discussion relates to HP's continuing operations.

RESULTS OF OPERATIONS

Overview

   The following is a summary of operating results at the HP consolidated level. This discussion is followed by a more detailed discussion of operating results by segment. Product category fluctuations highlighted at the consolidated level are more fully explained in the segment discussion.

Net Revenue

   Net revenue declined 7% in fiscal 2001 to $45.2 billion, following growth of 15% in fiscal 2000. U.S. revenue in 2001 declined 13% to $18.8 billion, while international revenue in 2001 decreased 3% overall to $26.4 billion. The global economic downturn contributed significantly to the decline in both U.S. and international revenue in 2001. In fiscal 2000, U.S. revenue increased 14% and international revenue increased 16%, due largely to economic improvement in Asia. On a foreign currency-adjusted basis, net revenue declined 3% year over year for HP as a whole in fiscal 2001, while net revenue increased 17% on a foreign currency-adjusted basis in fiscal 2000. The majority of the foreign currency effect in both years was due to the weakening of the euro, partially offset by the strengthening of the Japanese yen in 2000.

   In fiscal 2001, net revenue for the Computing Systems business segment decreased 14% and declined 5% for the Imaging and Printing Systems segment. Net revenue for IT Services grew 6% in 2001. Of the overall 7% net revenue decline for fiscal 2001, on a weighted basis printer hardware represented 4 percentage points of the decline, while commercial PCs (desktop PCs and notebook PCs) and home PCs each accounted for approximately 1.5 percentage points of the decline. A decrease in UNIX(R) and PC servers revenue also contributed slightly to the year-over-year revenue decline. However, the decrease in server revenue was offset, for the most part, by revenue growth in printer supplies. The declines in the printer hardware and PC businesses were due primarily to decreases in volume as a result of the economic slowdown in fiscal 2001. A shift in sales mix into the sub-$150 printer market also contributed to the decrease in printer hardware revenue. In addition, ongoing competitive pricing pressures affected revenue performance in many of our product categories, particularly for commercial and home PCs and printer hardware.

   On a segment basis, net revenue for Computing Systems increased 19% in fiscal 2000, while revenue for IT Services grew 13% and Imaging and Printing Systems grew 10%. On a weighted basis, home PCs and printer supplies each accounted for 4 percentage points of the overall 15% increase, while commercial PCs represented 2 percentage points of growth. The remainder of the increase in fiscal 2000 revenue consisted of growth across many product categories including imaging, UNIX(R) and PC servers, customer support services, outsourcing and our technology financing business. Growth in the PC business was almost entirely attributable to strong unit sales, particularly in home and notebook PCs, but this growth was moderated by a competitive pricing environment. The unit growth in home and notebook PCs was driven by favorable acceptance of new products, including our newly introduced retail notebook line. Increased volume in our printer supplies business was fueled by continued expansion of the printer hardware installed base.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

   Gross margin, operating expenses and earnings as a percentage of net revenue were as follows for the years ended October 31:

                                                                      2001  2000  1999
                                                                      ----- ----- -----
Gross margin......................................................... 26.0% 28.3% 29.5%
Research and development.............................................  5.9%  5.4%  5.8%
Selling, general and administrative.................................. 16.1% 14.5% 14.7%
Restructuring charges................................................  0.8%  0.2%    --
Earnings from operations.............................................  3.2%  8.2%  9.0%
Earnings from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes......  1.6%  9.5%  9.9%

Gross Margin

   Gross margin as a percentage of net revenue was 26.0% in fiscal 2001, compared to 28.3% in fiscal 2000 and 29.5% in fiscal 1999. The 2.3 percentage point decrease in the gross margin ratio in fiscal 2001 resulted from declines across all of HP's business segments, while the 1.2 percentage point decline in fiscal 2000 was mainly attributable to a decrease in the Computing Systems segment. Overall, in fiscal 2001, gross margins were negatively impacted by a significant decline in sales volumes across many product categories resulting from the global economic downturn and increased inventory-related charges in response to this downturn. The higher inventory-related charges, which represented 0.4 percentage points of the gross margin decline, mainly impacted our Inkjet, imaging and personal appliances businesses.

   We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value.

   Of the 2.3 percentage point decline in gross margin for fiscal 2001, on a weighted basis printer hardware and imaging each accounted for one percentage point of the decline. In addition, gross margins for UNIX(R) and PC servers and technology financing decreased slightly in fiscal 2001. These declines were partially offset by an increase of one percentage point for printer supplies on a weighted basis. Printer hardware and imaging were unfavorably impacted by a continuing shift to lower-priced products in response to customer demand, in addition to the inventory writedowns discussed above. Of the 1.2 percentage point decline in gross margin for fiscal 2000, home PCs and commercial PCs were the main drivers, although supplies experienced a gross margin improvement. Gross margins in our PC business were unfavorably impacted by higher memory costs, as well as a mix shift to lower-margin products and ongoing competitive pricing pressures.

Operating Expenses

  Research and Development

   Research and development expense as a percentage of net revenue was 5.9% in fiscal 2001, compared to 5.4% in fiscal 2000 and 5.8% in fiscal 1999. Research and development expense in dollars grew 1% in fiscal 2001 and 8% in fiscal 2000. After adjusting for $35 million of in-process research and development write-offs related to acquisitions recorded in fiscal 2001, research and development expense for 2001 was flat compared to fiscal 2000. Research and development expense grew 10% in the Computing Systems segment reflecting investments related to server, software and storage products. However, declines in research and development spending of 8% in IT Services and 3% in Imaging and Printing Systems fully offset this growth during the year as a result of focused spending in key areas and expense reductions in less strategic programs. In addition, company-wide actions taken by management throughout the year to control expenses, including the restructuring

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

actions discussed below, moderated research and development expense growth in fiscal 2001. In fiscal 2000, the growth in research and development expense was due primarily to an increase in spending on the design and development of new technologies in both the Computing Systems and Imaging and Printing Systems segments.

  Selling, General and Administrative

   Selling, general and administrative expense as a percentage of net revenue was 16.1% in fiscal 2001, compared to 14.5% in fiscal 2000 and 14.7% in fiscal 1999. Selling, general and administrative expense in dollars increased 3% in fiscal 2001 and 13% in fiscal 2000. The increase in selling, general and administrative expense for fiscal 2001 resulted substantially from a $172 million increase in bad debt reserves and write-offs in our financing portfolio due to weakened economic conditions.

   We evaluate the collectibility of our trade and financing receivables based on a combination of factors. When we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further reduced.

   Overall, company-wide actions taken by management throughout the year to control expenses, including the restructuring actions discussed below, moderated selling, general and administrative expense growth in fiscal 2001. The growth in selling, general and administrative expense in fiscal 2000 was attributable to increased selling costs to support planned business expansion and increased marketing expenses from the introduction of new products and to support our e-services strategy and corporate branding initiative.

  Restructuring Charges

   In fiscal 2001, management approved restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. We recorded a restructuring charge of $384 million to reflect these actions. This charge consisted of severance and other employee benefits related to the planned termination of approximately 7,500 employees worldwide, across many regions, business functions, and job classes, as well as costs related to the consolidation of excess facilities. Included as an offset to this charge was $38 million of related net pension and post-retirement settlement and curtailment gains. As of October 31, 2001, 5,700 employees were terminated and we had paid out $238 million of the accrued costs. We also made additional payments of $26 million in fiscal 2001 related to restructuring charges accrued in fiscal 2000. We expect to pay out the remainder of the accrual in fiscal 2002. These workforce reduction programs are expected to result in an annualized cost savings of approximately $500 million.

   In fiscal 2000, management approved an enhanced early retirement ("EER") program designed to balance the workforce based on our long-term business strategy. We offered approximately 2,500 U.S. employees the opportunity to retire early and receive an enhanced payout, and approximately 1,300 employees accepted the offer. Accordingly, we recorded a restructuring charge of $71 million, consisting of $100 million of severance and other employee benefits offset by $29 million of related pension and post-retirement settlement and curtailment gains. In addition to the EER program, we incurred $31 million of other restructuring charges during fiscal 2000 related to various site shutdowns resulting from strategic management decisions. In fiscal 2000, we made payments of $98 million related to the restructuring charges accrued during the year, of which $95 million was paid through HP's pension plan based on an amendment to the plan.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


Interest and Other, Net

   Interest and other, net, decreased $185 million in fiscal 2001 and increased $11 million in fiscal 2000. The decline in interest and other, net, for fiscal 2001 was primarily attributable to a decrease in interest income due to lower interest rates on cash and investments and lower average cash and investment balances in fiscal 2001 compared to fiscal 2000. Most of the remainder of the decline was due to an increase in interest expense as a result of higher average debt balances, partially offset by lower interest rates. The increase in fiscal 2000 was due mainly to an increase in interest income due to higher average cash and investment balances during fiscal 2000 compared to fiscal 1999.

Net Investment (Losses) Gains

   HP reported net investment losses of $455 million in fiscal 2001 compared to net investment gains of $41 million in fiscal 2000 and net investment gains of $31 million in fiscal 1999.

   Our investment portfolio includes equity and debt investments in public and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. In order to determine whether a decline in value is other-than-temporary, HP evaluates, among other factors: the duration and extent to which the fair value has been less than carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry, and the company's relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

   Due to the economic downturn, the decline in value of certain investments in emerging technology companies was determined to be other-than-temporary. Accordingly, we recorded impairment losses of $471 million on our investments in both public and private emerging technology companies in fiscal 2001. This amount was offset by $16 million of realized gains on the sale of equity securities. As of October 31, 2001, the carrying value of the portion of our remaining investment portfolio related to emerging technology companies was $243 million. Depending on market conditions, we may incur additional charges on our investment portfolio in the future.

   In fiscal 2000, HP recorded $41 million of net gains on investments, representing gains on sales of equity investments of $104 million, partially offset by impairment losses of $63 million. The net investment gains of $31 million in fiscal 1999 resulted from realized gains on the sale of equity securities.

Litigation Settlement

   On June 4, 2001, HP and Pitney Bowes, Inc. ("Pitney Bowes") announced that they had entered into agreements that resolved all pending patent litigation between the parties without admission of infringement, and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. For further discussion regarding the litigation, see Note 17 to the Consolidated Financial Statements in Item 8.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


(Losses) Gains on Divestitures

   In fiscal 2001, the net loss from divestitures was $53 million, consisting of a $131 million loss on the sale of our VeriFone, Inc. subsidiary, offset by a gain of $78 million on the sale of HP's remaining interest in a joint venture to the other joint owner. In fiscal 2000, the net gain from divestitures was $203 million, consisting of the gains on the sale of non-strategic businesses, as well as the gain from the sale of part of HP's interest in the same joint venture to the other joint owner.

Earnings from Continuing Operations before Extraordinary Item, Cumulative Effect of Change in Accounting Principle and Taxes

   As reported, earnings from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes decreased 85% to $702 million in 2001, compared to a 10% increase to $4.6 billion in fiscal 2000. As a percentage of net revenue, earnings from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes was 1.6% in fiscal 2001, compared to 9.5% in fiscal 2000 and 9.9% in fiscal 1999. The significant decline in 2001 was driven by the global economic downturn, as well as $384 million of restructuring charges, $455 million of net investment losses, a $400 million charge for litigation settlement and $53 million of net losses on divestitures.

Provision for Taxes

   HP's effective tax rate from continuing operations was 11% in fiscal 2001, 23% in fiscal 2000 and 26% in fiscal 1999. The year-over-year decreases were primarily the result of changes in the mix of our pre-tax earnings in various tax jurisdictions throughout the world. The mix of the pre-tax earnings in fiscal 2001 was significantly impacted by $384 million of restructuring charges, $455 million of net investment losses, a $400 million charge for litigation settlement and $53 million of net losses on divestitures, all on a pre-tax basis, which were incurred primarily in higher-tax jurisdictions.

Net Earnings from Discontinued Operations

   Net earnings from discontinued operations were $136 million for fiscal 2000. In the second quarter of fiscal 2000, the cumulative net earnings of Agilent Technologies since the July 31, 1999 measurement date began to exceed the total estimated net costs to effect the spin-off. Of the $136 million, net earnings of Agilent Technologies for the period from the July 31, 1999 measurement date through the June 2, 2000 spin-off date totaled $287 million (net of related tax expense of $174 million), and the net costs to effect the spin-off were $151 million (net of related tax benefit of $23 million). Net earnings from discontinued operations of $387 million for fiscal 1999 consisted only of the net earnings of Agilent Technologies. See Note 5 to the Consolidated Financial Statements in Item 8 for further discussion.

Extraordinary Item

   In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In fiscal 2001, we repurchased $1.2 billion in face value of the notes with a book value of $729 million, resulting in an extraordinary gain on the early extinguishment of debt of $56 million (net of related taxes of $33 million).

Cumulative Effect of Change in Accounting Principle

   HP adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1,

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

2000. Accordingly, we have restated our consolidated results of operations for the first three quarters of fiscal 2001, including a cumulative effect of change in accounting principle of $272 million, which was recorded as a reduction of net income as of the beginning of the first quarter of fiscal 2001. Had SAB 101 been effective for fiscal 2000 and 1999, the pro forma results and earnings per share would not have been materially different from the previously reported results.

Segment Information

   The following is a discussion of operating results for each of HP's business segments. A description of products and services as well as financial data for each segment can be found in Note 18 to the Consolidated Financial Statements in Item 8. The financial data for fiscal years 2000 and 1999 have been restated to reflect changes in our organizational structure that occurred during fiscal 2001. These changes are more fully described in Note 18 to the Consolidated Financial Statements in Item 8. The reportable segments disclosed in this document are based on our management organizational structure as of October 31, 2001. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Imaging and Printing Systems

                                                  Years Ended October 31,
                                                  -----------------------
                                                   2001    2000    1999
                                                  ------- ------- -------
                                                       (In millions)
Net revenue...................................... $19,447 $20,468 $18,550
Earnings from operations......................... $ 1,987 $ 2,666 $ 2,364
Earnings from operations as a percentage of net
  revenue........................................   10.2%   13.0%   12.7%

   Imaging and Printing Systems' net revenue declined 5% in fiscal 2001, following growth of 10% in fiscal 2000. On a foreign currency-adjusted basis, net revenue declined 2% in 2001 and increased 11% in 2000. Of the overall 5% net revenue decrease for fiscal 2001, on a weighted basis Inkjet and LaserJet printer hardware revenue represented 9 percentage points of the decline, partially offset by 3 percentage points of growth in printer supplies and 1 percentage point of growth in imaging devices. Overall, slowing markets across all product categories and geographic regions due to the economic downturn negatively impacted revenue in 2001. Of the segment's overall 10% revenue increase for fiscal 2000, on a weighted basis printer supplies contributed
8 percentage points and imaging devices accounted for 3 percentage points of growth, partially offset by a decline in printer hardware sales of 2 percentage points.

   Half of the printer hardware net revenue decline in fiscal 2001 was attributable to a decrease in average selling prices driven by a continuing demand shift to lower-priced printer products, particularly into the sub-$150 printer hardware market, and a competitive pricing environment. The remainder of the printer hardware revenue decline reflected a drop in units of approximately 10% due mainly to softening in both the consumer and business markets. Partially offsetting this decline in printer hardware revenue was growth in printer supplies and imaging products. Half of the net revenue growth for printer supplies reflected a rise in volumes due to continued expansion of the printer hardware installed base, while the remaining growth resulted primarily from higher average selling prices. Net revenue growth in imaging was driven primarily by an increase in unit sales for the product category, moderated by growing demand for lower-priced products and competitive pricing. The revenue growth for both supplies and imaging devices in fiscal 2001 was dampened by the economic downturn.

   Net revenue growth for printer supplies in fiscal 2000 was attributable to increased volumes due mainly to expansion of the printer hardware installed base. Revenue growth in imaging devices was fueled by excellent unit growth from newly introduced products within the category, partially offset by planned pricing declines in all-in-

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

one products and a shift in sales mix to lower-priced scanners. Softening demand in the printer hardware market, as well as shifts to lower-priced products in this category, moderated the segment's net revenue growth in 2000.

   Earnings from operations as a percentage of net revenue was 10.2% in fiscal 2001, compared to 13.0% in fiscal 2000 and 12.7% in fiscal 1999. A decline in gross margin accounted for 2.5 points of the 2.8 percentage point decrease in the earnings from operations ratio in 2001, while the remaining decline was due to a slight increase in operating expenses as a percentage of net revenue. Within the 2.5 percentage point gross margin decline, gross margins for printer hardware and imaging products collectively dropped 4.6 percentage points on a weighted basis. The majority of this gross margin decrease resulted from the continued shift in sales mix to lower-priced products as noted above. Gross margins in these categories were further impacted unfavorably by an increase in inventory-related reserves and charges in our Inkjet and imaging businesses and charges related to the cancellation of planned production line expansion in our Inkjet business that occurred in response to weakened economic conditions. These incremental reserves and charges totaled $214 million for fiscal 2001. Partially offsetting the 4.6 point gross margin decline in printer hardware and imaging, on a weighted basis were gross margin improvements of approximately
1.0 percentage point from lower component costs due to a weaker Japanese yen and approximately 0.8 percentage points due to supplies, which typically have gross margins that exceed the segment average, becoming a larger portion of the segment's product mix. Although operating expenses decreased in total, operating expense as a percentage of net revenue for the segment increased by
0.3 percentage points compared to the prior year as the decrease in revenues exceeded the rate of decrease in operating expenses.

   In fiscal 2000, the increase of 0.3 percentage points in the earnings from operations ratio consisted of a 1.2 percentage point improvement in operating expenses as a percentage of net revenue, partially offset by a 0.9 percentage point decline in the overall segment gross margin. The decline in the operating expense ratio reflected controlled expense management. The gross margin decline was attributable to a shift toward lower-priced printers and imaging devices, as well as higher component costs related to a stronger Japanese yen. These factors, which unfavorably impacted gross margin by 2.7 percentage points on a weighted basis, were offset in part by a 2.0 percentage point margin improvement due to economies of scale from increased production levels of printer supplies.

Computing Systems

                                                  Years Ended October 31,
                                                  ------------------------
                                                   2001     2000    1999
                                                  -------  ------- -------
                                                       (In millions)
Net revenue...................................... $17,771  $20,653 $17,395
Earnings (loss) from operations.................. $  (450) $ 1,007 $   988
Earnings (loss) from operations as a percentage
of net revenue...................................  (2.5)%     4.9%    5.7%

   Computing Systems' net revenue declined 14% in fiscal 2001, following a 19% increase in fiscal 2000. On a foreign currency-adjusted basis, net revenue declined 10% in 2001 and increased 22% in 2000. Of the overall 14% revenue decrease for fiscal 2001, on a weighted basis commercial desktop PC and home PC revenues each represented 4 percentage points of the decline and UNIX(R) and PC server revenues each accounted for 3 percentage points. In addition, a decline in revenue from workstations was offset by growth in notebook PCs. Overall segment net revenue in fiscal 2001 was unfavorably impacted by the economic downturn resulting in slowing markets across all product categories and geographic regions. Of the overall 19% net revenue growth for fiscal 2000, on a weighted basis home PCs contributed 11 percentage points, notebook PCs accounted for 6 percentage points and UNIX(R) server growth represented 3 percentage points. This growth was moderated slightly by a decrease in both enterprise storage and commercial desktop PC revenue. In both fiscal 2001 and

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

2000, net revenues in the PC business were impacted by declining average selling prices as a result of decreasing component costs, which are generally passed on to the customer, and competitive pricing pressures.

   The decline in fiscal 2001 net revenue within the PC business resulted from significant decreases in commercial desktop PCs and home PCs, offset in part by growth in notebook PCs. The revenue decline in commercial desktop PCs almost equally reflected a decrease in volumes and an ongoing decrease in average selling prices. Commercial desktop PC unit sales declined approximately 11% in 2001, while average selling prices declined approximately 10%. A decrease in volumes of approximately 14% accounted for most of the home PC revenue decline, while an approximate 4% decline in average selling prices also contributed to the decrease in this product category. The decline in unit sales in both commercial desktop PCs and home PCs reflected the effects of the economic slowdown in fiscal 2001. In addition, a continued shift toward mobile computing dampened growth in commercial desktop PCs, and home PC revenue was unfavorably impacted by market saturation that began late in fiscal 2000. Notebook PC revenue increased mainly as a result of higher unit sales largely as a result of the previously noted shift toward mobile computing; however, this growth was moderated by an ongoing decline in average selling prices. More than three-fourths of the decrease in UNIX(R) server net revenue was due primarily to weakness in mid-range servers, which were unfavorably impacted by the enterprise market slowdown and competitive pricing pressures. The UNIX(R) server revenue decline also resulted from a decrease in high-end server revenue. Despite increasing sales of our new Superdome server in the last half of fiscal 2001, high-end server net revenue was down for the fiscal year due to the slowdown in enterprise capital spending and because Superdome did not begin shipping in volume until January 2001. The decline in high-end server revenue in fiscal 2001 was entirely offset by growth in the low-end category. The PC server net revenue decline was driven by a sales mix shift to low-end products, ongoing competitive pricing pressures and delayed product launches in 2001. Revenue from workstations decreased as a result of the decline in IT spending and overall weakness in the UNIX(R) sector.

   In fiscal 2000, home PC net revenue growth reflected very strong unit sales, moderated by lower average selling prices. Home PC volumes increased approximately 97%, while average selling prices declined approximately 11% in 2000. Unit growth in home PCs was driven by favorable acceptance of new products and was aided by the exit of two major competitors from the retail market. Revenue growth in notebook PCs was due to an increase in volumes, slightly offset by a decrease in average selling prices. Notebook PC unit sales increased approximately 199%, while average selling prices decreased approximately 18%. Notebook PC volumes in 2000 benefited from the introduction of our retail notebook line as well as continued strong sales of the commercial portfolio. Growth in low-end and mid-range UNIX(R) servers was driven by increased unit sales and higher average selling prices that resulted from enhanced product offerings. High-end UNIX(R) servers, however, exhibited some weakness in 2000, primarily attributable to customer anticipation of our new Superdome server introduced in the fourth quarter of 2000. Net revenue growth for the segment in fiscal 2000 was unfavorably impacted by product transitions resulting from our switch to a new enterprise storage partner. Revenue performance in commercial desktop PCs declined due to lower average selling prices, partially offset by an increase in unit sales.

   Earnings (loss) from operations as a percentage of net revenue was (2.5)% in fiscal 2001 compared to 4.9% in fiscal 2000 and 5.7% in fiscal 1999. An increase in operating expenses as a percentage of net revenue accounted for 5.3 of the 7.4 percentage point decrease in the earnings from operations ratio in 2001, while the remaining 2.1 percentage points were due to a decline in gross margin. The increase in operating expenses as a percentage of net revenue was mainly attributable to lower revenue coupled with a slight increase in operating expenses. The slight increase in operating expenses reflected significant hiring in the sales organizations over the past year in anticipation of growth in key areas, particularly UNIX(R) servers, software and storage, which did not materialize due to weakened economic conditions. In addition, the segment invested in research and development

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

activities for server, software and storage products. Half of the gross margin decline was caused by a decline in PC server gross margin, which resulted from lower average selling prices due to a shift toward lower-margin products and competitive pricing pressures. The remainder of the gross margin decline for the segment reflected the effect of the overall market slowdown on commercial desktop PCs and home PCs.

   The decrease in the earnings from operations ratio in fiscal 2000 of 0.8 percentage points was attributable to a 2.6 percentage point decline in gross margin, partially offset by a 1.8 percentage point improvement in operating expenses as a percentage of net revenue. The decline in gross margin was driven by a mix shift within the segment toward home PCs and notebook PCs, which are lower-margin products. In addition, gross margin was unfavorably impacted by higher memory costs and declining average selling prices across the PC business. These margin declines were partially offset by a shift to higher-margin UNIX(R) server and enterprise storage products. The improvement in operating expenses as a percentage of net revenue was due to improved operational efficiencies.

IT Services

                                                            Years Ended October 31,
                                                            -----------------------
                                                             2001    2000    1999
                                                            ------  ------  ------
                                                                 (In millions)
Net revenue................................................ $7,599  $7,150  $6,304
Earnings from operations................................... $  342  $  474  $  494
Earnings from operations as a percentage of net revenue....   4.5%    6.6%    7.8%

   IT Services' net revenue increased 6% in fiscal 2001, following a 13% increase in fiscal 2000. On a foreign currency-adjusted basis, net revenue increased 11% in 2001 and 17% in 2000. Continued growth in customer support and consulting drove the increase in revenue in fiscal 2001, with each category accounting for 3 percentage points of the segment's 6% revenue growth on a weighted basis. Fiscal 2001 net revenue was also favorably impacted by solid sales in technology financing and outsourcing which was offset by a revenue decline in complementary third-party products delivered with the sales of HP solutions. Overall, customer support, consulting and technology financing net revenue growth in fiscal 2001 was moderated by the global economic downturn, while our outsourcing business benefited from the slowdown as companies reduced costs by outsourcing their IT functions. The segment's overall 13% net revenue growth for fiscal 2000 was driven by customer support which contributed 4 percentage points on a weighted basis. Consulting and technology financing each represented approximately 3 percentage points of the total growth, while strength in our complementary products and outsourcing businesses accounted for the remainder of the revenue growth for fiscal 2000.

   Customer support net revenue grew 6% in fiscal 2001, two-thirds of which was attributable to sales of mission-critical and networking services, while the remaining increase was due to strength in various other support services. Growth in consulting revenue of 21% was fueled by our ability to pursue an increased number of, as well as larger, engagements as a result of the investment in headcount in fiscal 2000. Consulting net revenue reflected strong demand from the financial services and telecommunications industries, each of which contributed approximately one-fourth to the increase in consulting revenue in 2001. The remaining growth in consulting was attributable to an increase in engagements for manufacturing businesses, as well as growth in other types of consulting services. Revenue from our technology financing business was favorably impacted in fiscal 2001 by a mix shift in the portfolio toward operating leases. Net revenue growth in outsourcing was attributable to larger comprehensive deals and increased business as companies reduced costs by outsourcing their IT functions. Moderating the segment's overall revenue growth in fiscal 2001 was a decline in the sale of complementary third-party products due to a refocusing of this business and softened demand for networking products during the fiscal year.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


   In fiscal 2000, customer support net revenue growth was 8%. Half of this growth was attributable to mission-critical and networking services, while another one-third was due to storage services and support. Growth in consulting resulted from strong demand from the financial services, manufacturing and telecommunications industries. Net revenue from the financial services industry contributed one-third of consulting revenue growth in 2000, while sales to manufacturing businesses and the telecommunications industry each accounted for one-fifth of the growth. Technology financing revenue benefited in fiscal 2000 from an increase in customer financing arrangements driven by strong performance in UNIX(R) product sales.

   Earnings from operations as a percentage of net revenue was 4.5% in fiscal 2001 compared to 6.6% in fiscal 2000 and 7.8% in fiscal 1999. Growth in operating expenses as a percentage of net revenue and a decline in gross margin in fiscal 2001 each represented half of the 2.1 percentage point decrease in the earnings from operations ratio for the segment. The growth in the operating expense ratio was due substantially to a $172 million increase in bad debt reserves and write-offs in our financing portfolio in response to weakened economic conditions. The one percentage point gross margin decline for IT Services was driven primarily by a decrease in gross margin related to our financing and customer support businesses, moderated by a gross margin improvement in outsourcing and consulting. The gross margin decline in our financing business was due to the mix shift toward operating leases, which have lower margins. Customer support gross margin was negatively impacted by increased costs for support parts due to unfavorable currency effects and a mix shift toward lower-margin services. The increase in gross margin for outsourcing reflected increased process standardization and delivery efficiency, while gross margin improvement in consulting resulted from improved labor utilization and overall engagement cost management.

   The 1.2 percentage point decrease in the earnings from operations ratio in fiscal 2000 was attributable to a 1.6 percentage point increase in operating expenses as a percentage of revenue, partially offset by a 0.4 percentage point improvement in gross margin. The increase in the operating expense ratio was due primarily to an increase in bad debt write-offs in our financing portfolio and higher marketing expense to support HP's corporate branding initiative. Half of the segment's 0.4 percentage point gross margin improvement was driven by the optimization of existing data centers in outsourcing. In addition, consulting gross margin was positively impacted in 2000 by improved engagement cost management. These margin increases were partially offset by lower margins in our complementary products business and an increase in hiring in our support business in anticipation of future growth.

LIQUIDITY AND CAPITAL RESOURCES

   Our financial position remained strong throughout fiscal 2001 despite the economic downturn, with cash and cash equivalents and short-term investments of $4.3 billion at October 31, 2001 compared to $4.0 billion at October 31, 2000. During fiscal 2001, cash flows from operating activities and short-term and long-term borrowings were used mainly to fund purchases of property, plant and equipment, repurchases of our common stock, repurchases of our zero-coupon subordinated convertible notes and payments of dividends.

   Cash flows from operating activities were $2.6 billion during fiscal 2001 compared to $3.7 billion for fiscal 2000 and $3.1 billion for fiscal 1999. The decrease in cash flows from operating activities in 2001 resulted primarily from a decline in net earnings and timing of payments on accounts payable, partially offset by a decline in receivables and a decrease in inventory. The increase in cash flows from operating activities in 2000 was due mainly to the timing of payments on taxes and accounts payable, partially offset by increases in inventory and other assets.

   Trade and current financing receivables as a percentage of net revenue were 14.8%, down from 17.5% as of October 31, 2000. The year-over-year improvement in the ratio is due primarily to a reduction in the number of

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

days of sales outstanding in accounts receivable as a result of increased effectiveness in collection efforts. Inventory as a percentage of net revenue was 11.5% at October 31, 2001, compared to 11.7% as of October 31, 2000. The slight decrease in the ratio year over year is mainly attributable to active inventory management.

   Capital expenditures for fiscal 2001 were $1.5 billion, compared to $1.7 billion for fiscal 2000 and $1.1 billion for fiscal 1999. Net property, plant and equipment as a percentage of net revenue was 9.7% as of October 31, 2001, compared to 9.2% as of October 31, 2000. The increase in this ratio is due mainly to a decrease in net revenue.

   We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short- and long-term net borrowings in fiscal 2001 generated cash of $277 million, as short-term and long-term debt issuances, including the issuance of $636 million (based on the foreign exchange rate at the date of issuance) of Euro Medium-Term Notes in July 2001, were partially offset by repurchases of our zero-coupon subordinated convertible notes and payments on other long-term debt. Long-term debt totaling $290 million matured as scheduled in fiscal 2001. In fiscal 2000, short- and long-term net borrowings generated cash of $165 million due to the issuance of $1.5 billion of Global Notes in June 2000, substantially offset by payments on our short- and long-term debt. Long-term debt totaling $474 million matured as scheduled in fiscal 2000. At October 31, 2001, we had an unused committed borrowing facility in place totaling $1.0 billion.

   In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In fiscal
2001, we repurchased notes with a book value of $729 million for an aggregate price of $640 million, resulting in an extraordinary gain on the early extinguishment of debt of $56 million (net of related taxes of $33 million). Between November 1, 2001 and January 15, 2002, we repurchased additional zero-coupon subordinated convertible notes with a book value of $42 million for an aggregate price of $33 million, resulting in an extraordinary gain on the early extinguishment of debt of $6 million (net of related taxes of $3 million).

   In February 2000, we filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The registration statement was declared effective in March 2000. In June 2000, HP offered under this shelf registration statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005 unless previously redeemed. In May 2001, we filed a prospectus supplement to the registration statement, which allowed us to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue, in addition to the other types of securities described above. During fiscal 2001, we issued an aggregate of $210 million of Medium-Term Notes with a weighted average interest rate of 3.67% maturing in 2003 and 2004 under the registration statement. As of October 31, 2001, we had remaining capacity to issue approximately $1.3 billion of securities under the shelf registration statement.

   In December 2001, we offered under the March 2000 shelf registration statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. The net proceeds from the sale of the notes were or will be used for general corporate purposes, which included repayment of existing indebtedness, capital expenditures and working capital needs. As of January 15, 2002, we had remaining capacity to issue $290 million of securities under the shelf registration statement.

   HP and Hewlett-Packard Finance Company, a wholly-owned subsidiary of HP ("HPFC"), have the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

However, these notes have not been and will not be registered in the United States. In July 2001, 750 million euro (or 636 million U.S. dollars, based on the exchange rate on the date of issuance) of 5.25% Medium-Term Notes maturing on July 5, 2006 were issued under this program. As of October 31, 2001, HP and HPFC had remaining capacity to issue approximately $2.3 billion of Medium-Term Notes under the program.

   We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. In fiscal 2001, 45,036,000 shares were repurchased for an aggregate price of $1.2 billion. As of October 31, 2001, we had authorization for remaining future repurchases under the two programs of $1.6 billion. In fiscal 2000, 96,978,000 shares were repurchased for $5.6 billion and 62,084,000 shares were repurchased for $2.6 billion in fiscal 1999.

   On June 4, 2001, HP and Pitney Bowes announced that they had entered into agreements that resolved all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. This payment did not have a material impact on HP's liquidity. For further discussion regarding the litigation see Note 17 to the Consolidated Financial Statements in Item 8.

Completed Acquisitions and Divestitures

   In fiscal 2001, we acquired Bluestone Software, Inc. for consideration of $531 million and StorageApps Inc. for consideration of $319 million. In each case the consideration consisted of HP common stock issued and options assumed, as well as direct transaction costs. Each of these transactions was accounted for under the purchase method, and accordingly the results of operations of the acquired companies are included in our consolidated results of operations from the date of acquisition. See Note 6 to the Consolidated Financial Statements in
Item 8 for additional information about these acquisitions.

   In fiscal 2001, the net proceeds from divestitures was $117 million resulting from the sale of our VeriFone, Inc. subsidiary and the sale of HP's remaining interest in a joint venture to the other joint owner. In fiscal 2000, the net proceeds from divestitures was $448 million resulting from the sale of non-strategic businesses, as well as the sale of part of HP's interest in the same joint venture to the other joint owner.

Pending Acquisitions

   In September 2001, we signed a definitive agreement with Compaq Computer Corporation ("Compaq") to acquire all of the outstanding stock of Compaq in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same exchange ratio. The estimated purchase price is $24 billion, which includes the estimated fair value of HP common stock issued and options assumed, as well as estimated direct transaction costs. This estimate was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4 and September 5, 2001) around the announcement date (September 3, 2001) of the proposed merger. The final purchase price will be determined based upon the number of Compaq shares and options outstanding at the closing date. Compaq is a leading global provider of enterprise technology and solutions. Completion of the Compaq merger is subject to customary closing conditions that include, among others, receipt of required approvals from our shareowners and from Compaq shareowners, and receipt of required regulatory approvals. The transaction, while expected to close in the first half of calendar year 2002, may not be completed if any of the conditions is not satisfied. Under certain terms specified in the merger agreement, HP or Compaq may terminate the agreement, and as a result, either HP or Compaq may be required to pay a $675 million termination fee to the other party in certain circumstances. Unless otherwise indicated, the

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

discussions in this document relate to HP as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Compaq.

   In September 2001, we signed a definitive agreement with Indigo N.V. ("Indigo") to commence an exchange offer to acquire all of the outstanding shares of Indigo not already owned by HP (the "Shares") in exchange for a combination of shares of HP's common stock and non-transferable contingent value rights ("CVR") entitling the holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement by the Indigo business of a cumulative revenue milestone over a three-year post-closing period. Based on the terms of the agreement, current assumptions on the quantity of each consideration alternative, and HP's average closing share price for the 20-day period ended December 31, 2001, the estimated consideration to acquire the Shares is approximately $720 million plus approximately 56 million CVRs. The $720 million consideration amount includes the estimated fair value of HP common stock issued and options and warrants assumed, as well as estimated direct transaction costs. The future cash pay-out, if any, of the CVRs will be determined and payable after a three-year period commencing shortly after the closing of the exchange offer. Indigo is a leading provider of high performance digital color printing. The completion of this transaction is subject to the tender for exchange of that number of Indigo shares which, when added to Indigo shares currently owned by HP, will constitute at least 95% of Indigo's outstanding shares, the receipt of required regulatory approvals and customary closing conditions. The transaction, while expected to close in the first half of calendar year 2002, may not be completed if any of the conditions is not satisfied.

FACTORS THAT COULD AFFECT FUTURE RESULTS

The competitive pressures we face could harm our revenues, gross margins and prospects.

   We encounter aggressive competition from numerous and varied competitors in all areas of our business, and compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support. If we fail to develop new products, services and support, periodically enhance our existing products, services and support, or otherwise compete successfully, it could harm our operations and prospects. Further, we may have to continue to lower the prices of many of our products, services and support to stay competitive, while at the same time trying to maintain or improve gross margins. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margins and therefore our profitability could be adversely affected.

If we cannot continue to develop, manufacture and market innovative products and services rapidly that meet customer requirements for performance and reliability, we may lose market share and our revenues may suffer.

   The process of developing new high technology products and services is complex and uncertain, and failure to anticipate customers' changing needs and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed.

If we do not effectively manage the transition from existing products to new products, our revenues may suffer.

   If we do not make an effective transition from existing products to new products, our revenues may be seriously harmed. Among the factors that make a smooth transition from current products to new products difficult are delays in product development or manufacturing, variations in product costs, delays in customer

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

purchases of existing products in anticipation of new product introductions and customer demand for the new product. Our revenues and gross margins also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products may replace sales of some of our current products, offsetting the benefit of even a successful product introduction. There may also be overlaps in the current products of HP and product portfolios acquired through mergers and acquisitions that must be managed. Given the competitive nature of our industry, if we incur delays in new product introductions or do not accurately estimate the market effects of new product introductions, future demand for our products and our revenues may be seriously harmed.

Our revenues and selling, general and administrative expenses will suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights.

   We generally rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, partners and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our intellectual property rights could be challenged, invalidated or circumvented, or our intellectual property rights may not provide competitive advantages, which could significantly harm our business. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms. Third parties also may claim that we are infringing upon their intellectual property rights. Even if we do not believe that our products or business are infringing upon third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. In addition, it is possible that as a consequence of mergers and acquisitions some of our intellectual property rights may be licensed to a third party that had not been licensed prior to the transaction or that certain restrictions could be imposed on our business that had not been imposed prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these agreements.

If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenues and gross margins could be adversely affected.

   We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both retail and direct sales to both enterprise accounts and consumers. Since each distribution method has distinct risks and gross margins, the failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our gross margins and therefore profitability. For example:

  . As we continue to increase our commitment to direct sales, we could risk alienating channel partners and adversely affecting our distribution model.

     Since direct sales may compete with the sales made by third-party resellers and distributors, these third-party resellers and distributors may elect to use other suppliers that do not directly sell their own products.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

     Because not all of our customers will prefer to or seek to purchase directly, any increase in our commitment to direct sales in order to increase our gross margins could alienate some of our channel partners. As a result, we may lose some of our customers who purchase from third-party resellers or distributors.

  . Some of our wholesale and retail distributors may be unable to withstand changes in business conditions.

     Some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including the recent economic downturn. Revenues from indirect sales could suffer if our distributors' financial condition or operations weaken.

  . Our inventory management will be complex as we will continue to sell a significant mix of products through distributors.

     We must manage inventory effectively, particularly with respect to sales to distributors. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors that are available to the distributor and seasonal fluctuations in end-user demand. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.

We depend on third party suppliers and our revenues and gross margins could be adversely affected if we fail to receive timely delivery of quality components or if we fail to manage inventory levels properly.

   Our manufacturing operations depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver quality components and products in time to meet critical manufacturing and distribution schedules. Given the wide variety of systems, products and services that we offer and the large number of our suppliers and contract manufacturers that are dispersed across the globe, problems could arise in planning production and managing inventory levels that could seriously harm us. Among the problems that could arise are component shortages, excess supply and risks related to fixed-price contracts that would require us to pay more than the open market price.

  . Supply shortages. We occasionally may experience a short supply of certain component parts as a result of strong demand in the industry for those parts or problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenues and gross margins could suffer until other sources can be developed.

  . Oversupply. In order to secure components for the production of new products, at times we may make advance payments to suppliers, or we may enter into non-cancelable purchase commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply of parts could result in excess or obsolete components which could adversely affect our gross margins.

  . Long-term pricing commitments. As a result of binding price or purchase commitments with vendors, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components at lower prices, and our gross margins could suffer.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


In order to be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.

   In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives is also critical to our future. Experienced management and technical, marketing and support personnel in the information technology industry are in high demand and competition for their talents is intense. This is particularly the case in Silicon Valley, where HP's headquarters and certain key research and development facilities are located. The loss of key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on HP's strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions and general uncertainty.

The economic downturn could adversely affect our revenues, gross margins and expenses.

   Our revenues and gross margins depend significantly on the overall demand for computing and imaging products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn may result in decreased revenues, earnings levels or growth rates and problems with the saleability of inventory and realizability of customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures, including those for information technology. We have observed effects of the global economic downturn in many areas of our business. The downturn has contributed to reported net revenue declines during fiscal 2001. We have also experienced gross margin declines, reflecting the effect of competitive pressures as well as inventory writedowns and charges associated with the cancellation of planned production line expansion. Our selling, general and administrative expense also was impacted due in part to an increase in bad debt write-offs and additions to reserves in our receivables portfolio. The economic downturn also has led to restructuring actions and contributed to writedowns to reflect the impairment of certain investments in our investment portfolio. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and consequently, our results of operations, prospects and stock price.

Due to the international nature of our business, political or economic changes could harm our future revenues, costs and expenses and financial condition.

   Sales outside the United States make up more than half of our revenues. Our future revenues, costs and expenses and financial condition could be adversely affected by a variety of international factors, including:

  .  changes in a country's or region's political or economical conditions;

  .  longer accounts receivable cycles;

  .  trade protection measures;

  .  import or export licensing requirements;

  .  overlap or different corporate structures;

  .  unexpected changes in regulatory requirements;

  .  differing technology standards and/or customer requirements;

  . import or export licensing requirements, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


  . problems caused by the conversion of various European currencies to the euro and macroeconomic dislocations that may result; and

  .  natural disasters.

   A portion of our product and component manufacturing, along with key suppliers, also is located outside of the United States, and also could be disrupted by some of the international factors described above. In particular, along with most other PC vendors, we have engaged manufacturers in Taiwan for the production of notebook computers. In 1999, Taiwan suffered a major earthquake, and in 2000 it suffered a typhoon, both of which resulted in temporary communications and supply disruptions. In addition, we procure components from Japan, which also suffers from earthquakes periodically. Moreover, we are in the process of acquiring Indigo, N.V., which has research and development and manufacturing operations located in Israel, which may be more subject to disruptions in light of recent world events.

Impairment of investment and financing portfolios could harm our net earnings.

   We have an investment portfolio that includes minority equity and debt investments and financing for the purchase of our products and services. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments and may incur losses related to the impairment of these investments and therefore charges to net earnings. Some of our investments are in public and privately held companies that are still in the start-up or development stage, which have inherent risks because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. Our investments in technology companies often are coupled with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products our technology into our technology or product lines or otherwise benefit from the relationship, and these companies may be subsequently acquired by third parties, including competitors. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies to which we have supplied financing, our investment portfolio could be further impaired.

In order to manage our portfolio of products and technology and further our competitive objectives, we must successfully complete acquisitions and alliances that enhance our strategic businesses and product lines and divest non-strategic businesses and product lines.

   As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, joint ventures and divestitures in order to manage our product and technology portfolios and further strategic objectives. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies. Integration and other risks of acquisitions and strategic alliances can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously. However, if we fail to identify and complete these transactions, we may be required to expend resources to internally develop products and technology, may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material effect on our revenues and selling, general and administrative expenses.

   Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

  . demonstrating to customers that the transaction will not result in adverse changes in client service standards or business focus and helping customers conduct business easily;

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


  . consolidating and rationalizing corporate IT and administrative infrastructures;

  .  consolidating manufacturing operations;

  .  combining product offerings;

  . coordinating sales and marketing efforts to communicate our capabilities effectively;

  . coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

  . preserving distribution, marketing or other important relationships and resolving potential conflicts that may arise;

  . minimizing the diversion of management attention from ongoing business concerns;

  . persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees;

  . coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations; and

  . managing integration issues shortly after or pending the completion of other independent reorganizations.

   We may not successfully address these integration challenges in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the transaction to the extent, or in the timeframe, anticipated. Currently, we have several acquisitions that are pending completion, including the proposed merger with Compaq, or that recently have been completed and are still being integrated. In addition to the pending Compaq transaction, we have pending a proposed acquisition of Indigo N.V., a leading commercial and industrial printing systems company. In 2001, we completed acquisitions of StorageApps, Inc., a provider of storage virtualization solutions, and Bluestone Software, Inc., which became part of our middleware division. The number of pending transactions and the size and scope of the proposed merger with Compaq increase both the scope and consequences of ongoing integration risks.

   Even if an acquisition or alliance is successfully integrated, we may not receive the expected benefits of the transaction. Managing acquisitions, alliances, joint ventures and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also may result in significant costs and expenses and charges to earnings. As a result, any completed, pending or future transactions may contribute to financial results of the combined company that differ from the investment community's expectations in a given quarter.

Terrorist acts and acts of war may seriously harm our business and revenues, costs and expenses and financial condition.

   Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers, or customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

presently be predicted. In addition, as a major multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

   Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenues and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenues and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake. In addition, some areas, including California, have experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly uninsured for losses and interruptions caused by earthquakes, power outages and other natural disasters.

The revenues and profitability of our operations have historically varied.

   Our revenues and profit margins vary among our products, customer groups and geographic markets. Our revenue mix in future periods will be different than our current revenue mix. Overall profitability in any given period is dependent partially on the product, customer and geographic mix reflected in that period's net revenue, and therefore revenue and gross margin trends cannot be reliably predicted. Actual trends may cause us to adjust our operations, which could cause period-to-period fluctuations in our results of operations.

Failure to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

   Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In addition to previously announced workforce reductions, we may have additional workforce reductions in the future. The proposed merger with Compaq contemplates workforce reductions that are expected to involve approximately 15,000 employees of the combined company worldwide, and workforce reductions would also be expected if the proposed merger is not completed. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated reductions in force in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, and the failure to meet operational targets due to the loss of employees or decreases in employee morale.

HP's stock price has historically fluctuated and may continue to fluctuate.

   HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

  . the announcement of new products, services or technological innovations by HP or our competitors;

  .  quarterly increases or decreases in HP's revenue or earnings;

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


  . changes in quarterly revenue or earnings estimates by the investment community; and

  . speculation in the press or investment community about HP's strategic position, financial condition, results of operations, business or significant transactions.

   General market conditions or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect HP's stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

Unforeseen environmental costs could impact our future net earnings.

   Some of our operations use substances regulated under various federal, state and international laws governing the environment. We could be subject to liability for remediation if we do not handle these substances in compliance with applicable laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when not subject to local government regulations. We record a liability for environmental remediation and related costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. We have not incurred environmental costs that are presently material, and we are not presently subject to known environmental liabilities that we expect to be material.

Some anti-takeover provisions contained in HP's certificate of incorporation, bylaws and shareowner rights plan, as well as provisions of Delaware law, could impair a takeover attempt.

   HP has provisions in its certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by the HP Board of Directors. These include provisions:

  . authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to its common stock;

  . limiting the liability of, and providing indemnification to, directors and officers;

  .  limiting the ability of HP shareowners to call special meetings;

  . requiring advance notice of shareowner proposals for business to be conducted at meetings of HP shareowners and for nominations of candidates for election to the HP Board of Directors;

  . controlling the procedures for conduct of Board and shareowner meetings and election and removal of directors; and

  . specifying that shareholders may take action only at a duly called annual or special meeting of shareowners.

   These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management of HP.

   In addition, HP has adopted a shareowner rights plan. The rights are not intended to prevent a takeover of HP. However, the rights may have the effect of rendering more difficult or discouraging an acquisition of HP deemed undesirable by the HP Board of Directors. The rights will cause substantial dilution to a person or group that attempts to acquire HP on terms or in a manner not approved by the HP Board of Directors, except pursuant to an offer conditioned upon redemption of the rights.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


   As a Delaware corporation, HP also is subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some shareowner from engaging in certain business combinations without approval of the holders of substantially all of HP's outstanding common stock.

   Any provision of HP's certificate of incorporation or bylaws, HP's shareowner rights plan or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for HP shareowner to receive a premium for their shares of HP common stock, and could also affect the price that some investors are willing to pay for HP common stock.

HP faces numerous additional risks in connection with the proposed transaction with Compaq, which may adversely affect our results of operations whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

   In response to the pending merger transaction involving Compaq, customers and distributors of HP may defer purchasing decisions or elect to switch to other suppliers due to uncertainty about the direction of our product offerings following the merger and our willingness to support and service existing products. In order to address customer uncertainty, we may incur additional obligations. Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. In addition, the market values of HP common stock and Compaq common stock will continue to vary prior to completion of the merger transaction due to changes in the business, operations or prospects of HP or Compaq, market assessments of the merger, regulatory considerations, market and economic considerations, or other factors. However, there will be no adjustment to the exchange ratio between HP and Compaq shares in connection with the merger, and the parties do not have a right to terminate the merger agreement based upon changes in the market price of either HP common stock or Compaq common stock.

   Completion of the merger also is subject to numerous risks and uncertainties. HP and Compaq may be unable to obtain regulatory or shareowner approvals required to complete the merger in a timely manner or at all. In order to obtain regulatory approval, we may be required to comply with material restrictions or conditions, which could include a complete or partial license, divestiture, spin-off or the holding separate of assets or businesses. HP and Compaq also are required to obtain separate shareowner approvals in connection with the merger. Walter B. Hewlett, Eleanor Hewlett Limon, Mary Hewlett Gaffe and The William R. Hewlett Revocable Trust have announced that they intend to vote against the proposal to approve the issuance of HP common stock in connection with the Compaq merger. In addition, each of the William and Flora Hewlett Foundation and the David and Lucite Packard Foundation has announced its intention to vote against the proposal to approve the issuance of HP common stock in connection with the Compaq merger. Mr. Hewlett (co-trustee of the William R. Hewlett Revocable Trust and Chairman of the Hewlett Foundation), Edwin van Pronghorns (co-trustee of the William R. Hewlett Revocable Trust and trustee of certain Hewlett family trusts) and The William R. Hewlett Revocable Trust have filed a preliminary proxy statement with the Securities and Exchange Commission stating that they intend to solicit proxies from HP shareowner against the proposal to approve the issuance of shares of HP common stock in connection with the Compaq merger and have disseminated to HP shareowner soliciting materials encouraging HP shareowner to vote against the Compaq merger. If the merger is not completed, the price of HP common stock may decline to the extent that the current market price of HP common stock reflects a market assumption that the merger will be completed. Moreover, HP would not derive the strategic benefits expected to result from the merger, such as creating a more complete and balanced product and services portfolio and providing economies of scale in businesses such as PCs. In addition, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of the product and service offerings and strategy of HP on a standalone basis. We also will be required to pay significant costs incurred

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

in connection with the merger, including legal, accounting and a portion of the financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances, HP may be required to pay Compaq a termination fee of $675 million in connection with the termination of the merger agreement.

   If the merger is completed, we will continue to face risks associated with integration of the businesses and operations of HP and Compaq, and we may not realize the anticipated benefits or synergies of the merger (primarily associated with anticipated restructurings and other operational efficiencies) to the extent, or in the timeframe, anticipated. In addition to the integration risks previously discussed, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations or implementing workforce reductions. In addition to the costs and expenses previously discussed, we will be required to make payments to executive officers and key employees under a retention plan adopted in connection with the merger. Also, any downgrade in our credit ratings associated with the merger could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect our internal cost of capital estimates and therefore operational decisions. In addition, the effective tax rate of HP following the merger is uncertain and could exceed HP's currently reported tax rate and the weighted average of the pre-merger tax rates of HP and Compaq. Moreover, charges to earnings resulting from the application of the purchase method of accounting may affect the market value of HP's common stock adversely following the merger, as HP will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the merger becomes impaired, HP may be required to incur material charges relating to the impairment of those assets. The foregoing risks are described in more detail in HP's Current Report on Form 8-K dated November 15, 2001 and incorporated by reference herein.

ADOPTION OF THE EURO

   In 1997, we established a dedicated task force to address the issues raised by the introduction of a European single currency, the euro. The euro's initial implementation was effective as of January 1, 1999, and the transition period continued through January 1, 2002 when the euro was adopted as the physical currency and legal tender in twelve European countries, the final step of the transition. On January 1, 1999, we began converting our product prices from local currencies to the euro as required. We implemented system changes to give multi-currency capability to internal applications and to ensure that external partners' systems processing euro conversions were compliant with the European Council regulations. In addition, we implemented design changes to support display and printing of the euro character by impacted HP products. In 2000, our task force implemented a comprehensive euro program to manage the changeover of all operational aspects of our business in preparation for the final transition in January 2002. We experienced no significant operational issues upon the final implementation date.

   The introduction and use of the euro has not had a material effect on our foreign exchange and hedging activities, use of derivative instruments or overall foreign currency risk, and we do not presently expect that it will. We do not expect a material impact on product pricing, but we will continue to monitor this aspect of the change going forward. All costs associated with the conversion to the euro are expensed to operations as incurred. While we will continue to evaluate the impact of the euro over time, based on currently available information, we do not believe that the use of the euro currency will have a material adverse impact on our consolidated financial condition, cash flows or results of operations.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


RECENT ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. We do not expect that the adoption of SFAS 141 will have a material effect on our consolidated financial position or results of operations. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for our fiscal year 2003, with early adoption permitted at the beginning of our fiscal year 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS 142. We are currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on our consolidated financial position and results of operations.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for our fiscal year 2003 and will be applied prospectively. We are currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on our consolidated financial position and results of operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

   In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity market price risks that could impact our results of operations. Our risk management strategy includes the use of derivative financial instruments, including forwards, swaps and purchased options, to hedge certain of these exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. We do not enter into any trading or speculative positions with regard to derivative instruments.

Foreign currency exchange rate risk

   We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to our operations are the euro, the Japanese yen and the British pound. For most currencies we are a net receiver of foreign currencies and, therefore, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. For the Japanese yen, however, we are a net payer and therefore tend to benefit from a stronger U.S. dollar against the yen. We have performed a sensitivity analysis as of October 31, 2001 and 2000, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis covers all of our foreign exchange forward contracts offset by the underlying exposures. Options are excluded from the analysis. The foreign

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

currency exchange rates used were based on the spot rates in effect at October 31, 2001 and 2000. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in the fair values of our foreign exchange derivative financial instruments, net of exposures, of $52 million at October 31, 2001 and $45 million at October 31, 2000.

Interest rate risk

   We are also exposed to interest rate risk related to our fixed rate debt and investment portfolios and financing receivables. We have performed a sensitivity analysis as of October 31, 2001 and 2000, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates with all other variables held constant. The analysis covers our fixed rate unhedged debt, unhedged investment instruments and financing receivables and is based on our assumed overall maturities of three months for short-term debt and investments, three years for long-term debt and investments and the actual maturities for financing receivables. The discount rates used were based on the market interest rates in effect at October 31, 2001 and 2000. The sensitivity analysis indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt and investment instruments and financing receivables of $14 million at October 31, 2001 and $36 million at October 31, 2000.

Equity price risk

   We are also exposed to equity price risk inherent in our portfolio of publicly-traded equity securities, which had an estimated fair value of $148 million at October 31, 2001 and $328 million at October 31, 2000. We monitor our equity investments on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be other-than temporary, the carrying value is reduced to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not hold our equity securities for trading or speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair values of our marketable equity securities of $44 million at October 31, 2001 and $98 million at October 31, 2000.

   Actual gains and losses in the future may differ materially from the sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures and hedges.

ITEM 8.  Financial Statements and Supplementary Data.

                               TABLE OF CONTENTS


Report of Independent Auditors............................................ 42

Report of Independent Accountants......................................... 43

Statement of Management Responsibility.................................... 44

Consolidated Statement of Earnings........................................ 45

Consolidated Balance Sheet................................................ 46

Consolidated Statement of Cash Flows...................................... 47

Consolidated Statement of Stockholders' Equity............................ 48

Notes to Consolidated Financial Statements................................ 49

Quarterly Summary......................................................... 84

                        Report of Independent Auditors

To the Board of Directors and Stockholders of Hewlett-Packard Company

   We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2) for the years ended October 31, 2001 and 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for revenue recognition.

                                                         /s/  Ernst & Young LLP

San Jose, California
November 13, 2001,
except for Note 19, as to which the date is December 6, 2001

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Hewlett-Packard Company

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the results of operations and cash flows of Hewlett-Packard Company and its subsidiaries for the year ended October 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein for the year ended October 31, 1999, when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements and financial statement schedules of Hewlett-Packard Company for any period subsequent to October 31, 1999.

/s/  PricewaterhouseCoopers LLP

San Jose, California
November 23, 1999, except for the stock split disclosed in Note 12 to the consolidated financial statements, as to which the date is October 27, 2000.

                    Statement of Management Responsibility

   HP's management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in HP's 2001 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and reflect the effects of certain estimates and judgments made by management.

   HP's management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is regularly monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout HP. HP selects and trains qualified people who are provided with and expected to adhere to HP's Standards of Business Conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of HP's control system.

   HP's consolidated financial statements as of and for each of the two years in the period ended October 31, 2001 have been audited by Ernst & Young LLP, independent auditors. HP's consolidated financial statements as of and for the year ended October 31, 1999 have been audited by PricewaterhouseCoopers LLP, independent accountants. Their respective audits were conducted in accordance with auditing standards generally accepted in the United States, and included a review of financial controls and tests of accounting records and procedures as they respectively considered necessary in the circumstances.

   The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management, the internal auditors and the independent auditors to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to both internal and external auditors.

/s/  CARLETON S. FIORINA                /s/  ROBERT P. WAYMAN

Carleton S. Fiorina                     Robert P. Wayman
President and Chief Executive Officer   Executive Vice President, Finance and
                                          Administration and Chief Financial
                                          Officer

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                      Consolidated Statement of Earnings

For the years ended October 31
In millions, except per share amounts                                             2001     2000    1999
-------------------------------------                                            -------  ------- -------
Net revenue:
   Products..................................................................... $37,498  $41,653 $36,113
   Services.....................................................................   7,325    6,848   5,960
   Financing income.............................................................     403      369     298
                                                                                 -------  ------- -------
       Total net revenue........................................................  45,226   48,870  42,371
                                                                                 -------  ------- -------
Cost of sales:
   Products.....................................................................  28,370   30,343  25,436
   Services.....................................................................   4,870    4,470   4,284
   Financing interest...........................................................     234      233     168
                                                                                 -------  ------- -------
       Total cost of sales......................................................  33,474   35,046  29,888
                                                                                 -------  ------- -------
Gross margin....................................................................  11,752   13,824  12,483
Operating expenses:
   Research and development.....................................................   2,670    2,634   2,440
   Selling, general and administrative..........................................   7,259    7,063   6,225
   Restructuring charges........................................................     384      102      --
                                                                                 -------  ------- -------
       Total operating expenses.................................................  10,313    9,799   8,665
                                                                                 -------  ------- -------
Earnings from operations........................................................   1,439    4,025   3,818
Interest and other, net.........................................................     171      356     345
Net investment (losses) gains...................................................    (455)      41      31
Litigation settlement...........................................................    (400)      --      --
(Losses) gains on divestitures..................................................     (53)     203      --
                                                                                 -------  ------- -------
Earnings from continuing operations before extraordinary item, cumulative effect
  of change in accounting principle and taxes...................................     702    4,625   4,194
Provision for taxes.............................................................      78    1,064   1,090
                                                                                 -------  ------- -------
Net earnings from continuing operations before extraordinary item and
  cumulative effect of change in accounting principle...........................     624    3,561   3,104
Net earnings from discontinued operations.......................................      --      136     387
Extraordinary item--gain on early extinguishment of debt, net of taxes..........      56       --      --
Cumulative effect of change in accounting principle, net of taxes...............    (272)      --      --
                                                                                 -------  ------- -------
Net earnings.................................................................... $   408  $ 3,697 $ 3,491
                                                                                 =======  ======= =======
Basic net earnings per share:
   Net earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle........................ $  0.32  $  1.80 $  1.54
   Net earnings from discontinued operations....................................      --     0.07    0.19
   Extraordinary item--gain on early extinguishment of debt, net of taxes.......    0.03       --      --
   Cumulative effect of change in accounting principle, net of taxes............   (0.14)      --      --
                                                                                 -------  ------- -------
   Net earnings................................................................. $  0.21  $  1.87 $  1.73
                                                                                 =======  ======= =======
Diluted net earnings per share:
   Net earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle........................ $  0.32  $  1.73 $  1.49
   Net earnings from discontinued operations....................................      --     0.07    0.18
   Extraordinary item--gain on early extinguishment of debt, net of taxes.......    0.03       --      --
   Cumulative effect of change in accounting principle, net of taxes............   (0.14)      --      --
                                                                                 -------  ------- -------
   Net earnings................................................................. $  0.21  $  1.80 $  1.67
                                                                                 =======  ======= =======
Weighted average shares used to compute net earnings per share:
   Basic........................................................................   1,936    1,979   2,018
                                                                                 =======  ======= =======
   Diluted......................................................................   1,974    2,077   2,105
                                                                                 =======  ======= =======

  The accompanying notes are an integral part of these financial statements.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                          Consolidated Balance Sheet

October 31
In millions, except par value                                 2001    2000
-----------------------------                                ------- -------
                                  ASSETS
Current assets:
   Cash and cash equivalents................................ $ 4,197 $ 3,415
   Short-term investments...................................     139     592
   Accounts receivable, net.................................   4,488   6,394
   Financing receivables, net...............................   2,183   2,174
   Inventory................................................   5,204   5,699
   Other current assets.....................................   5,094   4,970
                                                             ------- -------
       Total current assets.................................  21,305  23,244
Property, plant and equipment, net..........................   4,397   4,500
Long-term investments and other assets......................   6,882   6,265
                                                             ------- -------
Total assets................................................ $32,584 $34,009
                                                             ======= =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable and short-term borrowings.................. $ 1,722 $ 1,555
   Accounts payable.........................................   3,791   5,049
   Employee compensation and benefits.......................   1,477   1,584
   Taxes on earnings........................................   1,818   2,046
   Deferred revenue.........................................   1,867   1,759
   Other accrued liabilities................................   3,289   3,204
                                                             ------- -------
       Total current liabilities............................  13,964  15,197
Long-term debt..............................................   3,729   3,402
Other liabilities...........................................     938   1,201

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.01 par value (300 shares authorized;
     none issued)...........................................      --      --
   Common stock, $0.01 par value (9,600 and 4,800 shares
     authorized at October 31, 2001 and 2000, respectively;
     1,939 and 1,947 shares issued and outstanding at
     October 31, 2001 and 2000, respectively)...............      19      19
   Additional paid-in capital...............................     200      --
   Retained earnings........................................  13,693  14,097
   Accumulated other comprehensive income...................      41      93
                                                             ------- -------
       Total stockholders' equity...........................  13,953  14,209
                                                             ------- -------
Total liabilities and stockholders' equity.................. $32,584 $34,009
                                                             ======= =======

  The accompanying notes are an integral part of these financial statements.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows



For the years ended October 31
In millions                                                            2001     2000     1999
------------------------------                                        -------  -------  -------
Cash flows from operating activities:
   Net earnings, excluding net earnings from discontinued
     operations...................................................... $   408  $ 3,561  $ 3,104
   Adjustments to reconcile net earnings from continuing
     operations to net cash provided by operating activities:
       Net investment losses (gains).................................     455      (41)     (31)
       Losses (gains) from divestitures..............................      53     (203)      --
       Gain on early extinguishment of debt, net of taxes............     (56)      --       --
       Cumulative effect of change in accounting principle, net
         of taxes....................................................     272       --       --
       Depreciation and amortization.................................   1,369    1,241    1,146
       Provision for doubtful accounts--accounts receivable..........     206      122      102
       Provision for doubtful accounts--financing receivables........     232       60       38
       Tax benefit from employee stock plans.........................      16      495      289
       Deferred taxes on earnings....................................    (970)    (689)    (171)
       Changes in assets and liabilities:
          Accounts and financing receivables.........................     566   (1,384)  (1,715)
          Inventory..................................................   1,096     (845)    (171)
          Accounts payable...........................................  (1,249)   1,544      751
          Taxes on earnings..........................................    (195)     175     (639)
          Other current assets and liabilities.......................     362     (282)     330
          Other, net.................................................      (4)     (49)      63
                                                                      -------  -------  -------
              Net cash provided by operating activities..............   2,561    3,705    3,096
                                                                      -------  -------  -------
Cash flows from investing activities:
   Investment in property, plant and equipment.......................  (1,527)  (1,737)  (1,134)
   Proceeds from sale of property, plant and equipment...............     447      420      542
   Purchases of investments..........................................    (434)  (1,376)  (1,015)
   Maturities and sales of investments...............................     742    1,004    1,063
   Cash acquired through (paid for) business acquisitions, net.......     106       --     (166)
   Net proceeds from divestitures....................................     117      448       35
   Other, net........................................................      --     (130)      47
                                                                      -------  -------  -------
              Net cash used in investing activities..................    (549)  (1,371)    (628)
                                                                      -------  -------  -------
Cash flows from financing activities:
   Increase (decrease) in notes payable and short-term borrowings....     303   (1,297)   2,399
   Issuance of long-term debt........................................     904    1,936      240
   Payment of long-term debt.........................................    (290)    (474)  (1,047)
   Repurchase of zero-coupon subordinated convertible notes..........    (640)      --       --
   Issuance of common stock under employee stock plans...............     354      748      660
   Repurchase of common stock........................................  (1,240)  (5,570)  (2,643)
   Dividends.........................................................    (621)    (638)    (650)
                                                                      -------  -------  -------
              Net cash used in financing activities..................  (1,230)  (5,295)  (1,041)
                                                                      -------  -------  -------
Net cash provided by (used in) discontinued operations...............      --      965      (62)
                                                                      -------  -------  -------
Increase (decrease) in cash and cash equivalents.....................     782   (1,996)   1,365
Cash and cash equivalents at beginning of period.....................   3,415    5,411    4,046
                                                                      -------  -------  -------
Cash and cash equivalents at end of period........................... $ 4,197  $ 3,415  $ 5,411
                                                                      =======  =======  =======

  The accompanying notes are an integral part of these financial statements.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity



                                                     Common Stock                        Accumulated
                                                   ---------------  Additional              Other
In millions, except number of                      Number of   Par   Paid-in   Retained Comprehensive
shares in thousands                                 Shares    Value  Capital   Earnings    Income      Total
-----------------------------                      ---------  ----- ---------- -------- ------------- -------
Balance October 31, 1998.......................... 2,030,806   $20   $   506   $16,393      $ --      $16,919
   Net earnings...................................        --    --        --     3,491        --        3,491
   Issuance of common stock.......................    40,416    --       889        --        --          889
   Repurchase of common stock.....................   (62,084)   --    (1,684)     (959)       --       (2,643)
   Tax benefit from employee stock plans..........        --    --       289        --        --          289
   Dividends......................................        --    --        --      (650)       --         (650)
                                                   ---------   ---   -------   -------      ----      -------
Balance October 31, 1999.......................... 2,009,138    20        --    18,275        --       18,295
   Net earnings...................................        --    --        --     3,697        --        3,697
   Net unrealized gain on available-for-
     sale securities..............................        --    --        --        --        93           93
                                                                                                      -------
   Comprehensive income...........................                                                      3,790
                                                                                                      -------
   Issuance of common stock.......................    35,152    --       741        --        --          741
   Repurchase of common stock.....................   (96,978)   (1)   (2,571)   (2,998)       --       (5,570)
   Tax benefit from employee stock plans..........        --    --       495        --        --          495
   Initial public offering and spin-off of
     Agilent Technologies.........................        --    --     1,335    (4,239)       --       (2,904)
   Dividends......................................        --    --        --      (638)       --         (638)
                                                   ---------   ---   -------   -------      ----      -------
Balance October 31, 2000.......................... 1,947,312    19        --    14,097        93       14,209
   Net earnings...................................        --    --        --       408        --          408
   Net unrealized loss on available-for-
     sale securities..............................        --    --        --        --       (74)         (74)
   Net unrealized gain on derivative instruments..        --    --        --        --        22           22
                                                                                                      -------
   Comprehensive income...........................                                                        356
                                                                                                      -------
   Issuance of common stock.......................    36,552    --     1,233        --        --        1,233
   Repurchase of common stock.....................   (45,036)   --    (1,049)     (191)       --       (1,240)
   Tax benefit from employee stock plans..........        --    --        16        --        --           16
   Dividends......................................        --    --        --      (621)       --         (621)
                                                   ---------   ---   -------   -------      ----      -------
Balance October 31, 2001.......................... 1,938,828   $19   $   200   $13,693      $ 41      $13,953
                                                   =========   ===   =======   =======      ====      =======

  The accompanying notes are an integral part of these financial statements.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Note 1:  Summary of Significant Accounting Policies

   Principles of Consolidation

   The consolidated financial statements include the accounts of Hewlett-Packard Company ("HP") and its wholly-owned and controlled majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Use of Estimates

   The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in HP's financial statements and accompanying notes. Actual results could differ from those estimates.

   Revenue Recognition

     Accounting Changes

   HP adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1, 2000. SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The primary impact of HP's adoption of SAB 101 was to delay the recognition of product revenue from the date of shipment until the date of delivery, when title and risk of loss transfer to the customer, provided that no significant obligations exist upon delivery. HP has restated its consolidated results of operations for the first three quarters of fiscal 2001, including a cumulative effect of a change in accounting principle of $272 million, net of income taxes of $108 million, which was recorded as a reduction of net income as of the beginning of the first quarter of fiscal 2001. In conjunction with the cumulative effect adjustment, an increase to deferred revenue of $1.0 billion and an increase in inventory of $631 million was recorded on November 1, 2000. This amount consisted of equipment that had been shipped prior to October 31, 2000, but had not yet been received by the customer at that date. The $1.0 billion was recognized as revenue in 2001, along with the associated $631 million of cost of sales, both of which were included in the cumulative effect adjustment and resulted in after-tax earnings of $272 million. Had SAB 101 been effective for all prior fiscal years presented, the pro forma results and earnings per share would not have been materially different from the previously reported results.

   HP early adopted Emerging Issues Task Force ("EITF") Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" in the fourth quarter of fiscal 2001. In April 2001, the EITF reached a consensus on Issue No. 00-25, concluding that consideration from a vendor to a reseller of the vendor's products is generally presumed to be an adjustment to the selling prices of the vendor's products and, therefore, should be classified as a reduction of revenue. HP had previously classified consideration paid to distributors and resellers of its products as selling, general and administrative expense. HP has reclassified $281 million in 2000 and $297 million in 1999 from selling, general and administrative expense to a reduction of revenue to conform to the current year presentation.

     General

   Revenue is recognized when persuasive evidence of an arrangement exists, products are delivered or services rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. The following are the policies applicable to HP's major categories of revenue transactions:

     Products

   Revenue from product sales, including sales to distributors and resellers, is recognized when title and risk of loss transfer to the customer, generally at the time the product is delivered to the customer. Revenue is deferred

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES when customer acceptance is uncertain, when significant obligations remain, or when undelivered products or services are essential to the functionality of delivered products. Revenue is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with HP's distributors and resellers. The estimated cost of post-sale obligations, including basic product warranties, is accrued based on historical experience at the time revenue is recognized.

     Services

   Revenue from support or maintenance contracts, including extended warranty programs, is recognized ratably over the contractual period. Amounts invoiced to customers in excess of revenue recognized on support or maintenance contracts are recorded as deferred revenue until the revenue recognition criteria are met. Revenue for time and material contracts is recognized as services are rendered. Revenue from long-term, fixed-price service contracts, such as certain outsourcing or consulting arrangements, is recognized over the contractual period on a percentage-of-completion basis. Revenue in excess of amounts invoiced on long-term, fixed-price contracts are recorded as unbilled receivables and are included in trade accounts receivable. Losses on fixed-price contracts are recognized in the period that the loss becomes evident.

     Software

   Revenue from software is comprised of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. Revenue allocated to software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable ("the four basic criteria"). Revenue allocated to post-contract support is recognized ratably over the term of the support contract, assuming the four basic criteria are met.

     Financing

   Revenue from the sale of equipment under sales-type leases and direct-financing leases is recognized as product revenue at the inception of the lease. Associated financing income is earned on an accrual basis under an effective annual yield method. Prior to 2001, HP recorded financing income as a component of interest and other, net, along with the interest cost associated with monies borrowed to fund this financing activity. HP has reclassified financing income to revenue and financing interest expense to the related cost of sales to conform to the current year presentation.

   Revenue from rentals and operating leases is recognized as the fees accrue.

     Revenue Arrangements that Include Multiple Elements

   Revenue for transactions that include multiple elements such as hardware, software, consulting, training, and support agreements is allocated to each element based on its relative fair value (or in the absence of fair value, the residual method) and recognized when the revenue recognition criteria have been met for each element. HP recognizes revenue for delivered elements only when the following criteria are satisfied: (1) undelivered elements are not essential to the functionality of delivered elements, (2) uncertainties regarding customer acceptance are resolved, and (3) the fair value for all undelivered elements is known.

   Shipping and Handling

   Costs related to shipping and handling are included in cost of sales for all periods presented.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Advertising

   Advertising costs are expensed as incurred and amounted to $1.0 billion in 2001, $1.1 billion in 2000 and $1.3 billion in 1999.

   Taxes on Earnings

   Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. HP records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

   Cash and Cash Equivalents

   HP classifies investments as cash equivalents if the original maturity of an investment is three months or less from the purchase date.

   Inventory

   Inventory is valued at the lower of cost or market with cost computed on a first-in, first-out basis.

   Property, Plant and Equipment

   Property, plant and equipment is stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using accelerated methods over the estimated useful lives of the assets. Estimated useful lives are 15 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated using the straight-line method over the life of the lease or the asset, whichever is shorter. Leased equipment is depreciated using the straight-line method over the initial term of the operating lease to its estimated residual value.

   Goodwill and Purchased Intangible Assets

   Goodwill related to acquisitions prior to July 1, 2001 and purchased intangible assets are amortized using the straight-line method over the estimated economic lives of the assets, ranging from two to ten years. Goodwill related to acquisitions after June 30, 2001 is not amortized.

   Impairment of Long-Lived Assets

   Long-lived assets, such as property, plant and equipment, goodwill and purchased intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its fair value.

   Capitalized Software

   HP capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, and installation and testing of the software. Capitalized costs are amortized over three years.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Derivative Financial Instruments

   HP enters into derivative financial instrument contracts to hedge certain foreign exchange and interest rate exposures. On November 1, 2000, HP adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The cumulative effect of adopting SFAS 133 was not material to HP's consolidated financial statements. See Note 8 to the Consolidated Financial Statements for a full description of HP's hedging activities and related accounting policies.

   Investments

   HP's investments principally consist of time deposits, municipal securities, repurchase agreements and other debt securities, as well as equity securities of public and privately-held companies. Investments with maturities of less than one year are classified as short-term investments.

   Debt securities that HP has the ability and intent to hold until maturity are accounted for as held-to-maturity securities and are carried at amortized cost. The remainder of HP's debt securities and its equity investments in public companies are classified as available-for-sale securities and carried at fair value. For the majority of available-for-sale securities, unrealized gains and losses, net of taxes, are recorded in accumulated other comprehensive income. The remainder of available-for-sale securities are hedged and changes in fair value of these securities are recognized in earnings and offset by gains or losses on the related derivative instruments.

   Equity investments in privately-held companies are generally carried at cost. Equity investments in companies over which HP has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for under the equity method and HP's proportionate share of income or losses is recorded in interest and other, net.

   Concentrations of Credit Risk

   Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash, investments, accounts receivable, financing receivables, derivatives and certain other financial instruments.

   HP maintains cash and cash equivalents, short- and long-term investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographical regions, and company policy is designed to limit exposure with any one institution. As part of its cash and risk management processes, HP performs periodic evaluations of the relative credit standing of the financial institutions. HP has not sustained material credit losses from instruments held at financial institutions.

   HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors and resellers deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances collectively represented 28% of total accounts receivable at October 31, 2001 and 31% at October 31, 2000. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of its third-party distributors', resellers' and other customers' financial condition and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Foreign Currency Translation

   HP uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for inventory, property, plant and equipment, other assets and deferred revenue, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings.

   Comprehensive Income

   Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of unrealized gains and losses on available-for-sale securities and, effective in fiscal 2001, unrealized gains and losses on derivative instruments, both recorded net of tax.

   Reclassifications

   Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

   Recent Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. HP does not expect that the adoption of SFAS 141 will have a material effect on its consolidated financial position or results of operations. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for HP's fiscal year 2003, with early adoption permitted at the beginning of HP's fiscal year 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS 142. HP is currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on its consolidated financial position and results of operations.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for HP's fiscal year 2003 and will be applied prospectively. HP is currently in the process of evaluating the potential impact that the adoption of SFAS 144 will have on its consolidated financial position and results of operations.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Note 2:  Net Earnings Per Share


   HP's basic earnings per share ("EPS") is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt. All share and per-share amounts reflect the retroactive effects of the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

   The following table presents a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

For the years ended October 31
In millions, except per share data                            2001    2000   1999
----------------------------------                           ------  ------ ------
Numerator:
   Net earnings from continuing operations before
     extraordinary item and cumulative effect of change in
     accounting principle................................... $  624  $3,561 $3,104
   Adjustment for interest expense on zero-coupon
     subordinated convertible notes, net of income tax
     effect.................................................     16      31     22
                                                             ------  ------ ------
   Net earnings from continuing operations before
     extraordinary item and cumulative effect of change in
     accounting principle, adjusted.........................    640   3,592  3,126
   Net earnings from discontinued operations................     --     136    387
   Extraordinary item--gain on early extinguishment of
     debt, net of taxes.....................................     56      --     --
   Cumulative effect of change in accounting principle, net
     of taxes...............................................   (272)     --     --
                                                             ------  ------ ------
   Net earnings, adjusted................................... $  424  $3,728 $3,513
                                                             ======  ====== ======
Denominator:
   Weighted-average shares used to compute basic EPS........  1,936   1,979  2,018
   Effect of dilutive securities:
       Dilutive options and other stock-based awards........     20      72     65
       Zero-coupon subordinated convertible notes...........     18      26     22
                                                             ------  ------ ------
   Dilutive potential common shares.........................     38      98     87
                                                             ------  ------ ------
   Weighted-average shares used to compute diluted EPS......  1,974   2,077  2,105
                                                             ======  ====== ======
Basic net earnings per share:
   Net earnings from continuing operations before
     extraordinary item and cumulative effect of change in
     accounting principle................................... $ 0.32  $ 1.80 $ 1.54
   Net earnings from discontinued operations................     --    0.07   0.19
   Extraordinary item--gain on early extinguishment of
     debt, net of taxes.....................................   0.03      --     --
   Cumulative effect of change in accounting principle, net
     of taxes...............................................  (0.14)     --     --
                                                             ------  ------ ------
   Net earnings............................................. $ 0.21  $ 1.87 $ 1.73
                                                             ======  ====== ======
Diluted net earnings per share:
   Net earnings from continuing operations before
     extraordinary item and cumulative effect of change in
     accounting principle................................... $ 0.32  $ 1.73 $ 1.49
   Net earnings from discontinued operations................     --    0.07   0.18
   Extraordinary item--gain on early extinguishment of
     debt, net of taxes.....................................   0.03      --     --
   Cumulative effect of change in accounting principle, net
     of taxes...............................................  (0.14)     --     --
                                                             ------  ------ ------
   Net earnings............................................. $ 0.21  $ 1.80 $ 1.67
                                                             ======  ====== ======

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   The shares issuable upon exercise of certain of HP's stock options were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive. The shares issuable upon exercise of such options that were excluded were 147,583,000 in 2001, 37,666,000 in 2000 and 1,817,000 in 1999.

Note 3:  Restructuring Charges

   In fiscal 2001, HP's management approved restructuring actions to respond to the global economic downturn and to improve HP's cost structure by streamlining operations and prioritizing resources in strategic areas of HP's business. The company recorded a restructuring charge of $384 million to reflect these actions. This charge consisted of severance and other employee benefits related to the planned termination of approximately 7,500 employees worldwide, across many regions, business functions, and job classes, as well as costs related to the consolidation of excess facilities. Included as an offset to this charge was $38 million of related net pension and post-retirement settlement and curtailment gains. As of October 31, 2001, 5,700 employees were terminated and HP had paid out $238 million of the accrued costs. HP also made additional payments of $26 million in fiscal 2001 related to restructuring charges accrued in fiscal 2000. HP expects to pay out the remainder of the accrual in fiscal 2002.

   In fiscal 2000, HP's management approved an enhanced early retirement ("EER") program designed to balance the workforce based on HP's long-term business strategy. HP offered approximately 2,500 U.S. employees the opportunity to retire early and receive an enhanced payout, and approximately 1,300 employees accepted the offer. Accordingly, HP recorded a restructuring charge of $71 million, consisting of $100 million of severance and other employee benefits offset by $29 million of related pension and post-retirement settlement and curtailment gains. In addition to the EER program, HP incurred $31 million of other restructuring charges during fiscal 2000 related to various site shutdowns resulting from strategic management decisions. In fiscal 2000, HP made payments of $98 million related to the restructuring charges accrued during the year, of which $95 million was paid through HP's pension plan based on an amendment to the plan.

   As of October 31, 2001, the balance of the accrued restructuring charges recorded in fiscal 2001 and fiscal 2000 consisted of the following:

                                       Employee Severance    Facility
                                           and Other      Consolidations
                                        Related Benefits    and Other    Total
                                       ------------------ -------------- -----
                                                    (In millions)
Balance at November 1, 1999...........       $  --             $ --      $  --
   Restructuring charges, net.........          97                5        102
   Funded through pension plan........         (95)              --        (95)
   Cash payments......................          (3)              --         (3)
   Non-cash gains, net................          27               (5)        22
                                             -----             ----      -----
Balance at October 31, 2000...........          26               --         26
   Restructuring charges, net.........         372               12        384
   Cash payments......................        (264)              --       (264)
   Non-cash gains, net................          12               --         12
                                             -----             ----      -----
Balance at October 31, 2001...........       $ 146             $ 12      $ 158
                                             =====             ====      =====

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Non-cash gains, net, related to employee severance and other related benefits include net pension and post-retirement settlement and curtailment gains offset by charges related to stock-based compensation.

Note 4:  Net Investment (Losses) Gains

   HP's investment portfolio includes equity and debt investments in public and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. HP's investments in these companies are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop.

   HP monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. In order to determine whether a decline in value is other-than-temporary, HP evaluates, among other factors: the duration and extent to which the fair value has been less than carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry, and the company's relative competitive position within the industry; and HP's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

   Due to the economic downturn, the decline in value of certain investments in emerging technology companies was determined to be other-than-temporary. Accordingly, HP recorded impairment losses of $471 million on its investments in both public and private emerging technology companies in fiscal 2001. This amount was offset by $16 million of realized gains on the sale of equity securities, resulting in net investment losses of $455 in fiscal 2001. As of October 31, 2001, the carrying value of the portion of HP's remaining investment portfolio related to emerging technology companies was $243 million. Depending on market conditions, HP may incur additional charges on this investment portfolio in the future.

   In fiscal 2000, HP recorded $41 million of net gains on investments, representing gains on sales of equity investments of $104 million, net of impairment losses of $63 million. In fiscal 1999, HP recorded $31 million of realized gains on sales of equity investments.

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

   In November 1999, Agilent Technologies completed an initial public offering of approximately 16% of its common stock and distributed the net proceeds of approximately $2.1 billion to HP. HP distributed substantially all of its remaining interest in Agilent Technologies through a stock dividend to HP stockholders on June 2, 2000, resulting in a $4.2 billion reduction of retained earnings.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Net earnings from discontinued operations for fiscal 2000 were $136 million. In the second quarter of fiscal 2000, the cumulative net earnings of Agilent Technologies since the July 31, 1999 measurement date began to exceed the total estimated net costs to effect the spin-off. Of the $136 million, net earnings of Agilent Technologies for the period from the July 31, 1999 measurement date through the June 2, 2000 spin-off date totaled $287 million (net of related tax expense of $174 million), and the net costs to effect the spin-off were $151 million (net of related tax benefit of $23 million). Net earnings from discontinued operations for fiscal year 1999 consisted only of the net earnings of Agilent Technologies.

Note 6:  Acquisitions and Divestitures

   Completed Acquisitions

   In January 2001, HP acquired all of the outstanding stock of Bluestone Software, Inc. ("Bluestone") in exchange for HP common stock and options. The total consideration was $531 million, which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs. With this acquisition, HP expanded its Internet software offering by adding Bluestone's XML-based web application server and tools to its portfolio, forming the core of HP's middleware offering. The acquisition was recorded under the purchase method of accounting, and accordingly the purchase price was allocated to the tangible assets and liabilities and intangible assets acquired, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third party appraisal firm. HP recorded approximately $338 million of goodwill and identified intangibles in conjunction with the transaction. Amortization of the goodwill, which represents a majority of these intangible assets, will cease upon HP's adoption of SFAS 142. In addition, HP recorded a pre-tax charge of approximately $19 million for in-process research and development at the time of acquisition in the first quarter of fiscal 2001 because technological feasibility had not been established and no future alternative uses existed.

   In September 2001, HP acquired all of the outstanding stock of StorageApps Inc. in exchange for HP common stock and options. The total consideration was $319 million, which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs. This acquisition strengthens HP's storage offering by adding virtualization technology, which is a key component of HP's Federated Storage Area Management ("FSAM") strategy. FSAM is designed to give customers the ability to expand storage capacity without increasing the number of employees, and storage virtualization technology is designed to allow customers to easily mix and match their storage needs from different vendors. The acquisition was recorded under the purchase method of accounting, and accordingly the purchase price was allocated to the tangible assets and liabilities and intangible assets acquired, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based on a valuation prepared by an independent third party appraisal firm. HP recorded approximately
$296 million of goodwill and identified intangibles in conjunction with the transaction. The goodwill recorded as a result of this transaction is not expected to be deductible for tax purposes. In accordance with SFAS 142, goodwill, which represents the majority of these intangible assets, will not be amortized but will be reviewed periodically for impairment. In addition, HP recorded a pre-tax charge of approximately $15 million for in-process research and development at the time of acquisition in the fourth quarter of fiscal 2001 because technological feasibility had not been established and no future alternative uses existed.

   Results of operations for each of the acquired companies are included prospectively from the date of acquisition. Pro forma results of operations reflecting these acquisitions have not been presented because the

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES results of operations of the acquired companies, either individually or collectively, are not material to HP's results of operations.

   HP also acquired other companies during fiscal 2001, 2000 and 1999 that were not significant to its financial position or results of operations. Each of these acquisitions was recorded under the purchase method of accounting.

   The net book value of goodwill and purchased intangible assets was $756 million at October 31, 2001, of which $297 million is not subject to amortization in accordance with SFAS 142. The net book value of goodwill and purchased intangible assets was $224 million at October 31, 2000, and $189 million at October 31, 1999, all of which is subject to amortization until adoption of SFAS 142. Accumulated amortization related to these assets was $1,171 million at October 31, 2001, $997 million at October 31, 2000 and $911 million at October 31, 1999. Amortization expense for goodwill and purchased intangible assets was $174 million in 2001, $86 million in 2000 and $59 million in 1999.

   Pending Acquisitions

   In September 2001, HP signed a definitive agreement with Compaq Computer Corporation ("Compaq") to acquire all of the outstanding stock of Compaq in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same exchange ratio. The estimated purchase price is $24 billion, which includes the estimated fair value of HP common stock issued and options assumed, as well as estimated direct transaction costs. This estimate was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the proposed merger. The final purchase price will be determined based upon the number of Compaq shares and options outstanding at the closing date. Compaq is a leading global provider of enterprise technology and solutions. Completion of the Compaq merger is subject to customary closing conditions that include, among others, receipt of required approvals from HP's shareowners and from Compaq shareowners, and receipt of required regulatory approvals. The transaction, while expected to close in the first half of calendar year 2002, may not be completed if any of the conditions is not satisfied. Under certain terms specified in the merger agreement, HP or Compaq may terminate the agreement, and as a result either HP or Compaq may be required to pay a $675 million termination fee to the other party in certain circumstances. Unless otherwise indicated, the discussions in this document relate to HP as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Compaq.

   In September 2001, HP signed a definitive agreement with Indigo N.V. ("Indigo") to commence an exchange offer to acquire all of the outstanding shares of Indigo not already owned by HP (the "Shares") in exchange for a combination of shares of HP's common stock and non-transferable contingent value rights ("CVR") entitling the holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement by the Indigo business of a cumulative revenue milestone over a three-year post-closing period. Based on the terms of the agreement, current assumptions on the quantity of each consideration alternative, and HP's average closing share price for the 20-day period ended December 31, 2001, the estimated consideration to acquire the Shares is approximately $720 million plus approximately 56 million CVRs. The $720 million consideration amount includes the estimated fair value of HP common stock issued and options and warrants assumed, as well as estimated direct transaction costs. The future cash pay-out, if any, of the CVRs will be determined and payable after a three-year period commencing shortly after the closing of the exchange offer. Indigo is a leading provider of high performance digital color printing. The completion of this transaction is subject to the tender for exchange of that number of Indigo shares which, when added to Indigo shares currently

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES owned by HP, will constitute at least 95% of Indigo's outstanding shares, the receipt of required regulatory approvals and customary closing conditions. The transaction, while expected to close in the first half of calendar year 2002, may not be completed if any of the conditions is not satisfied.

   Completed Divestitures

   In fiscal 2001, the net loss from divestitures was $53 million, consisting of a $131 million loss on the sale of the VeriFone, Inc. subsidiary, primarily offset by a gain of $78 million on the sale of HP's remaining interest in a joint venture to the other joint owner.

   In fiscal 2000, the net gain from divestitures was $203 million, consisting of the gains on the sale of non-strategic businesses, as well as the gain from the sale of part of HP's interest in the same joint venture to the other joint owner.

Note 7:  Balance Sheet Details

   Accounts Receivable

                                                                October 31,
                                                              --------------
                                                               2001    2000
                                                              ------  ------
                                                               (In millions)
  Accounts receivable........................................ $4,763  $6,565
  Allowance for doubtful accounts............................   (275)   (171)
                                                              ------  ------
                                                              $4,488  $6,394
                                                              ======  ======

   Inventory

                                                                October 31,
                                                               -------------
                                                                2001   2000
                                                               ------ ------
                                                               (In millions)
   Finished goods............................................. $3,705 $4,251
   Purchased parts and fabricated assemblies..................  1,499  1,448
                                                               ------ ------
                                                               $5,204 $5,699
                                                               ====== ======

   Property, Plant and Equipment

                                                                October 31,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
                                                               (In millions)
 Land....................................................... $   323  $   346
 Buildings and leasehold improvements.......................   3,732    3,644
 Machinery and equipment....................................   5,753    5,515
                                                             -------  -------
                                                               9,808    9,505
 Accumulated depreciation...................................  (5,411)  (5,005)
                                                             -------  -------
                                                             $ 4,397  $ 4,500
                                                             =======  =======

   Depreciation expense was $1,195 million in 2001, $1,155 million in 2000 and $1,087 million in 1999.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Long-Term Investments and Other Assets

                                                                October 31,
                                                               -------------
                                                                2001   2000
                                                               ------ ------
                                                               (In millions)
   Financing receivables...................................... $2,169 $2,415
   Investments................................................  2,144  2,622
   Goodwill and purchased intangibles.........................    756    224
   Deferred tax assets........................................    880    501
   Other......................................................    933    503
                                                               ------ ------
                                                               $6,882 $6,265
                                                               ====== ======

Note 8:  Financial Instruments

   Investments in Debt and Equity Securities

   Investments in held-to-maturity and available-for-sale debt and equity securities were as follows at October 31:

                                                          2001                                  2000
                                          ------------------------------------ --------------------------------------
                                                 Gross      Gross    Estimated          Gross      Gross    Estimated
                                               Unrealized Unrealized   Fair           Unrealized Unrealized   Fair
                                          Cost   Gains      Losses     Value    Cost    Gains      Losses     Value
                                          ---- ---------- ---------- --------- ------ ---------- ---------- ---------
                                                                         (In millions)
Held-to-Maturity Securities (carried at
 amortized cost):
Municipal securities..................... $ --    $--        $ --      $ --    $  167    $ --       $ (6)    $  161
U.S. government and agency securities....   --     --          --        --        12      --         --         12
Repurchase agreements....................   --     --          --        --       260      --         (2)       258
Time deposits............................   94     --          --        94       352      --         --        352
Other debt securities....................   72     --          --        72       315       1         (2)       314
                                          ----    ---        ----      ----    ------    ----       ----     ------
                                           166     --          --       166     1,106       1        (10)     1,097
                                          ----    ---        ----      ----    ------    ----       ----     ------
Available-for-Sale Securities (carried at
 fair value):
Debt securities:
  Municipal securities...................  168      2          (1)      169        --      --         --         --
  U.S. government and agency securities..   12     --          --        12        --      --         --         --
  Repurchase agreements..................  120      9          --       129        --      --         --         --
  Other debt securities..................  201     11          --       212        --      --         --         --
                                          ----    ---        ----      ----    ------    ----       ----     ------
Total debt securities....................  501     22          (1)      522        --      --         --         --
Equity securities in public companies....  129     29         (10)      148       176     216        (64)       328
                                          ----    ---        ----      ----    ------    ----       ----     ------
                                           630     51         (11)      670       176     216        (64)       328
                                          ----    ---        ----      ----    ------    ----       ----     ------
                                          $796    $51        $(11)     $836    $1,282    $217       $(74)    $1,425
                                          ====    ===        ====      ====    ======    ====       ====     ======

   The fair values were estimated based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

   Other debt securities consist primarily of collateralized notes with banks and corporate debt securities.

   In connection with the adoption of SFAS 133 on November 1, 2000, HP elected to reclassify investments in debt securities with a net book value of $967 million from held-to-maturity to available-for-sale. The unrealized

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES loss on these securities, net of taxes, was $5 million at the time of the reclassification and was recorded in accumulated other comprehensive income as part of the cumulative effect of adopting SFAS 133.

   Contractual maturities of held-to-maturity and available-for-sale debt securities at October 31, 2001 were as follows:

                                        Held-to-Maturity Available-for-Sale
                                           Securities        Securities
                                        ---------------- ------------------
                                              Estimated          Estimated
                                        Cost  Fair Value  Cost   Fair Value
                                        ----  ---------- ----    ----------
                                                   (In millions)
Due in less than one year.............. $103     $103    $ 35       $ 36
Due in 1-5 years.......................   63       63     445        465
Due in 5-10 years......................   --       --      12         12
Due after 10 years.....................   --       --       9          9
                                        ----     ----     ----      ----
                                        $166     $166    $501       $522
                                        ====     ====     ====      ====

   Proceeds from sales of available-for-sale securities were $17 million in 2001, $100 million in 2000 and $31 million in 1999. The gross realized gains totaled $16 million in 2001, $94 million in 2000 and $31 million in 1999. The specific identification method is used to account for gains and losses on available-for-sale securities.

   A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including held-to-maturity and available-for-sale securities disclosed above was as follows at October 31:

                                                        2001   2000
-                                                      ------ ------
                                                       (In millions)
Held-to-maturity debt securities...................... $  103 $  592
Available-for-sale debt securities....................     36     --
                                                       ------ ------
   Short-term investments.............................    139    592
                                                       ------ ------
Held-to-maturity debt securities......................     63    514
Available-for-sale debt securities....................    486     --
Available-for-sale equity securities..................    148    328
Equity securities in privately-held companies.........  1,447  1,780
                                                       ------ ------
   Included in long-term investments and other assets.  2,144  2,622
                                                       ------ ------
Total investments..................................... $2,283 $3,214
                                                       ====== ======

   Derivative Financial Instruments

   On November 1, 2000, HP adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, the standard specifies criteria for designation and effectiveness of hedging relationships and establishes accounting rules for reporting changes in the fair value of a derivative depending on the designated type of hedge. The cumulative effect of the adoption of SFAS 133 as of November 1, 2000 was not material to HP's consolidated financial statements.

   HP is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of HP's risk management strategy, the company uses derivative instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. HP's

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not enter into any trading or speculative positions with regard to derivative instruments. Based upon the criteria established by SFAS 133, HP designates most of its derivatives as either fair value hedges or cash flow hedges.

   HP enters into fair value hedges to reduce the exposure of its debt and investment portfolios to both interest rate risk and foreign currency exchange rate risk. The company issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. Interest rate and foreign currency swaps are then used to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense and to neutralize exposure to changes in foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payment obligations and, when the underlying debt is denominated in a foreign currency, exchange of the foreign currency principal and interest obligations for U.S. dollar-denominated amounts. In order to hedge the fair value of certain fixed-rate investments, HP periodically enters into interest rate swaps that convert fixed interest returns into variable interest returns.

   HP uses a combination of forwards and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted revenues and cost of sales denominated in currencies other than the U.S. dollar. HP's cash flow hedges generally mature within six months.

   Derivatives not designated as hedging instruments under SFAS 133 consist primarily of forwards used to hedge foreign currency balance sheet exposures and warrants in companies acquired as part of strategic relationships. The foreign currency forward contracts are not designated as hedges under SFAS 133, but represent natural hedging instruments as their related gains and losses naturally offset foreign currency changes in the fair values of the underlying assets and liabilities.

   For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, is recognized in earnings in the current period. Any ineffective portion of the hedge is reflected in interest income or expense for hedges of interest rate risk and in other income or expense for hedges of foreign currency risk. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other income or expense immediately. The effective portion of all derivatives designated as hedges is reported in the same financial statement line item as the changes in fair value of the hedged item. For derivative instruments not designated as hedging instruments under SFAS 133, changes in the fair values are recognized in earnings in the period of change. The gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. Warrants that contain net settlement provisions or are readily convertible to cash are recorded at fair value with changes in fair value recognized in other income and expense in the period of change.

   For foreign currency option and forward contracts, designated as cash flow or fair value hedges, hedge effectiveness is measured by comparing the cumulative change in the fair value of the hedge contract with the cumulative change in the fair value of the hedged item, both of which are based on forward rates. For interest rate swaps designated as fair value hedges, the critical terms of the interest rate swap and hedged item are designed to match up when possible, enabling the short-cut method of accounting as defined by SFAS 133. As of October 31,

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

2001, no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was not material in the year ended October 31, 2001. In addition, during fiscal 2001, HP did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

   HP estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. At October 31, 2001, the net fair value of interest-rate-related derivatives designated as fair value hedges of debt and investment instruments was $250 million, of which $255 million was recorded in long-term investments and other assets and $5 million in other accrued liabilities. The net fair value of foreign currency-related derivatives designated as cash flow hedges or fair value hedges was $174 million. Of this amount, $99 million was recorded in other current assets, $142 million in long-term investments and other assets, $64 million in other accrued liabilities and $3 million in other liabilities. At October 31, 2001 HP also had $(31) million in net fair value of derivatives that were not designated as hedges, of which $44 million was recorded in other current assets, $69 million in other accrued liabilities and $6 million in other liabilities.

   At October 31, 2000, the estimated net fair value of all interest-rate and foreign currency-related derivatives amounted to $337 million. Prior to the adoption of SFAS 133 on November 1, 2000, a significant portion of these derivative financial instruments were not recorded on the balance sheet.

   As of October 31, 2001, HP had approximately $22 million of net unrealized gains on derivative instruments, after taxes, classified in accumulated other comprehensive income. HP estimates that $17 million of net unrealized gains after taxes will be reclassified into earnings within one year.

   Fair Value of Other Financial Instruments

   For certain of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's long-term debt was $3.5 billion at October 31, 2001, compared to a carrying value of $3.7 billion. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

Note 9:  Financing Receivables and Operating Leases

   Financing receivables represent sales-type and direct-financing leases resulting from the marketing of HP's, and complementary third-party, products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. The components of net financing receivables, which are included in financing receivables and long-term investments and other assets, were as follows at October 31:

                                                              2001     2000
                                                             -------  -------
                                                               (In millions)
 Minimum lease payments receivables......................... $ 4,574  $ 4,805
 Allowance for doubtful accounts............................    (147)     (69)
 Unguaranteed residual value................................     418      426
 Unearned income............................................    (493)    (573)
                                                             -------  -------
 Financing receivables, net.................................   4,352    4,589
 Less current portion.......................................  (2,183)  (2,174)
                                                             -------  -------
 Amounts due after one year, net............................ $ 2,169  $ 2,415
                                                             =======  =======

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Scheduled maturities of HP's minimum lease payments receivable at October 31, 2001 were $2,427 million in 2002, $1,396 million in 2003, $531 million in
2004, $121 million in 2005, $47 million in 2006 and $52 million thereafter. Actual cash collections may differ due primarily to customer early buy-outs and refinancings.

   HP also leases its products to customers under operating leases. Equipment under lease was $1,410 million at October 31, 2001 and $1,477 million at October 31, 2000 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $752 million at October 31, 2001 and $687 million at October 31, 2000. Minimum future rentals on non-cancelable operating leases are $667 million in 2002, $205 million in 2003, $66 million in 2004, $13 million in 2005, $3 million in 2006 and $6 million thereafter.

Note 10:  Borrowings

   Notes payable and short-term borrowings and the related average interest rates were as follows as of and for the years ended October 31:

                                                       2001            2000
                                                  --------------  --------------
                                                         Average         Average
                                                         Interest        Interest
                                                  Amount   Rate   Amount   Rate
                                                  ------ -------- ------ --------
                                                       (Dollars in millions)
Current portion of long-term debt................ $  104   6.6%   $  202   5.5%
Notes payable to banks...........................    666   3.5%    1,353   6.8%
Commercial paper.................................    952   2.4%       --    --
                                                  ------          ------
                                                  $1,722          $1,555
                                                  ======          ======

   HP has a committed borrowing facility in place with a borrowing capacity totaling $1.0 billion. This facility expires in April 2002 and bears interest at LIBOR plus 0.15%. There were no borrowings outstanding under this facility as of October 31, 2001 or October 31, 2000.

   Long-term debt and related maturities and interest rates were as follows at October 31:

                                                             2001    2000
                                                            ------  ------
                                                             (In millions)
U.S. dollar Global Notes, due 2005 at 7.15%................ $1,496  $1,495
Euro Medium-Term Notes, due 2006 at 5.25%..................    673      --
U.S. dollar zero-coupon subordinated convertible notes, due
  2017 imputed at 3.13%....................................    465   1,176
Notes payable, multiple currencies, due 2001-2005 at
  3.51%-7.90%..............................................    528     526
Other......................................................    416     407
Fair value adjustment related to SFAS 133..................    255      --
Less current portion.......................................   (104)   (202)
                                                            ------  ------
                                                            $3,729  $3,402
                                                            ======  ======

   In February 2000, HP filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The registration statement was declared effective in March 2000. In June 2000, HP offered under this shelf registration statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005 unless previously redeemed. In May 2001, HP filed a prospectus supplement to the registration statement, which allowed HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue, in addition to the other types of securities described above. During fiscal 2001, HP issued an aggregate of $210 million of

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Medium-Term Notes with a weighted average interest rate of 3.67% maturing in 2003 and 2004 under the registration statement. As of October 31, 2001, HP had the remaining capacity to issue approximately $1.3 billion of securities under the shelf registration statement. See Note 19 to the Consolidated Financial Statements for a discussion of a debt issuance under this registration statement subsequent to October 31, 2001.

   HP and Hewlett-Packard Finance Company, a wholly-owned subsidiary of HP ("HPFC"), have the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. In July 2001, 750 million euro (or 636 million U.S. dollars based on the exchange rate on the date of issuance) of 5.25% Medium-Term Notes maturing on July 5, 2006 were issued under this program. As of October 31, 2001, HP and HPFC had the remaining capacity to issue approximately $2.3 billion of Medium-Term Notes under the program.

   In October 1997, HP issued $1.8 billion face value of zero-coupon subordinated convertible notes for proceeds of $968 million, and in November 1997 issued an additional $200 million face value of the notes for proceeds of $108 million. The notes are due in 2017. The notes are convertible by the holders at the rate of 15.09 shares of HP's common stock for each $1,000 face value of the notes, payable in either cash or common stock at HP's election. At any time, HP may redeem the notes at book value, payable in cash only. The notes are subordinated to all other existing and future senior indebtedness of HP. In December 2000, the Board of Directors authorized a repurchase program for the notes. Under the repurchase program, HP may repurchase the notes from time to time at varying prices. In fiscal 2001, HP repurchased $1.2 billion in face value of the notes with a book value of $729 million, resulting in an extraordinary gain on the early extinguishment of debt of $56 million (net of related taxes of $33 million). As of October 31, 2001, the notes had a remaining book value of $465 million.

   Aggregate future maturities of the face value of the long-term debt outstanding at October 31, 2001 (excluding the fair value adjustment related to SFAS 133 of $255 million and discounts on debt issuances totaling $300 million) are $104 million in 2002, $261 million in 2003, $264 million in 2004, $1,750 million in 2005, $737 million in 2006 and $762 million thereafter. HP occasionally repurchases its debt prior to maturity based on its assessment of current market conditions and financing alternatives.

Note 11:  Taxes on Earnings

   The provision for income taxes on earnings from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes was composed of the following for the years ended October 31:

                                                        2001     2000    1999
                                                       -------  ------  ------
                                                            (In millions)
U.S. federal taxes:
   Current............................................ $  (178) $  740  $   91
   Deferred...........................................  (1,038)   (634)    (62)
Non-U.S. taxes:
   Current............................................   1,239     928   1,126
   Deferred...........................................      41     (19)   (103)
State taxes...........................................      14      49      38
                                                       -------  ------  ------
                                                       $    78  $1,064  $1,090
                                                       =======  ======  ======

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   The significant components of deferred tax assets and deferred tax liabilities were as follows at October 31:

                                                          2001                 2000
                                                  -------------------- --------------------
                                                  Deferred  Deferred   Deferred  Deferred
                                                    Tax        Tax       Tax        Tax
                                                   Assets  Liabilities  Assets  Liabilities
                                                  -------- ----------- -------- -----------
                                                                (In millions)
Inventory........................................  $  281    $   --     $  632     $  2
Fixed assets.....................................     138         7        101        2
Warranty.........................................     291        --        382       --
Employee and retiree benefits....................     474       160        490       84
Intracompany sales...............................   2,248        --      1,433       --
Unremitted earnings of foreign subsidiaries......      --       874         --      347
Credits and net operating loss carryforwards.....   1,160        --         --       --
Other............................................     490        90        258       99
                                                   ------    ------     ------     ----
Gross deferred tax assets and liabilities........   5,082     1,131      3,296      534
Valuation allowance..............................     (74)       --         --       --
                                                   ------    ------     ------     ----
Total deferred tax assets and liabilities........  $5,008    $1,131     $3,296     $534
                                                   ======    ======     ======     ====

   The current portion of the deferred tax asset, which is included in other current assets, was $3,073 million at October 31, 2001 and $2,607 million at October 31, 2000.

   Approximately $25 million of the valuation allowance for deferred tax assets as of October 31, 2001 was attributable to pre-acquisition tax attributes of acquired companies. If HP determines that it will realize these tax attributes in the future, the related reduction in the valuation allowance will reduce goodwill instead of the provision for taxes.

   At October 31, 2001, HP had federal net operating tax loss carryforwards of approximately $1.5 billion, and federal tax credit carryforwards of approximately $636 million. The net operating loss and approximately
$406 million of the credit carryforwards will expire beginning in 2007 through 2022 if not utilized. Alternative minimum tax credit carryforwards of approximately $230 million have an unlimited carryforward period.

   Tax benefits of $16 million in 2001, $495 million in 2000 and $289 million in 1999 associated with the exercise of employee stock options and other employee stock programs were allocated to stockholders' equity.

   The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the years ended October 31:

                                                         2001   2000   1999
                                                         -----  -----  -----
  U.S. federal statutory income tax rate................  35.0%  35.0%  35.0%
  State income taxes, net of federal tax benefit........   1.4    0.7    0.7
  Lower rates in other jurisdictions, net............... (43.0) (13.4) (10.3)
  Goodwill..............................................   7.5    0.5    0.4
  Acquired in-process research and development..........   1.8     --     --
  Valuation allowance...................................   7.0     --     --
  Other, net............................................   1.4    0.2    0.2
                                                         -----  -----  -----
                                                          11.1%  23.0%  26.0%
                                                         =====  =====  =====

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   The domestic and foreign components of earnings (losses) from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes were as follows for the years ended October 31:

                                                             2001     2000   1999
                                                            -------  ------ ------
                                                                (In millions)
U.S........................................................ $(2,570) $1,547 $1,370
Non-U.S....................................................   3,272   3,078  2,824
                                                            -------  ------ ------
                                                            $   702  $4,625 $4,194
                                                            =======  ====== ======

   HP has not provided for U.S. federal income and foreign withholding taxes on $13.2 billion of undistributed earnings from non-U.S. and Puerto Rican operations as of October 31, 2001 because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. Where excess cash has accumulated in HP's non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

   As a result of certain employment actions and capital investments undertaken by HP, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2013. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $457 million ($0.24 per share) in 2001, $969 million ($0.49 per share) in 2000 and $690 million ($0.34 per share) in 1999.

   The Internal Revenue Service ("IRS") has completed its examination of HP's income tax returns for all years through 1995. As of October 31, 2001, the IRS was in the process of examining HP's income tax returns for years 1996 through 1998. In November 2001, the IRS commenced its examination of returns for years 1999 and 2000. HP believes that adequate accruals have been provided for all years.

Note 12:  Stockholders' Equity

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

   Authorized Common Stock

   At the Annual Meeting of Shareowners held on February 27, 2001, HP stockholders approved an amendment of HP's Certificate of Incorporation to increase the number of authorized shares of common stock to 9.6 billion shares. As of October 31, 2000, HP had 4.8 billion shares of authorized common stock.

   Authorized Preferred Stock and Preferred Share Purchase Rights Plan

   HP has 300,000,000 authorized shares of preferred stock. On August 31, 2001, HP classified 4,500,000 of these shares as Series A Participating Preferred Stock in conjunction with HP's adoption of a stockholder rights

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES plan as of that date. The stockholder rights plan provides for the issuance of one preferred share purchase right for each share of HP common stock held of record as of the close of business on September 17, 2001. Each preferred share purchase right confers the right to purchase one one-thousandth of a share of HP's Series A Participating Preferred Stock at a purchase price of $180.00, subject to adjustment, under certain circumstances. The rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of HP's common stock, the purchase rights will become exercisable. Upon exercise, the holder of the purchase right will also have the right to receive HP common stock having a value equal to two times the purchase price. At any time after a person or group has acquired 15% or more of HP's common stock, but less than 50% of the common stock, HP's Board of Directors may exchange the purchase rights, in whole or in part, at an exchange ratio of one common share per purchase right, as adjusted to reflect any stock split, stock dividend or similar transaction. The Board of Directors, under certain conditions, also may redeem the purchase rights in whole, but not in part, at a price of $0.001 per purchase right. The purchase rights have no voting privileges and are attached to and automatically trade with HP common stock until the occurrence of specified triggering events. The rights will expire on the earlier of September 17, 2011 or the date of their redemption or exchange.

   Dividends

   The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends were $0.32 per share in each of fiscal 2001, 2000 and 1999.

   Agilent Technologies Spin-Off

   On June 2, 2000 ("the distribution date"), HP distributed substantially all of its remaining interest in Agilent Technologies through a stock dividend to HP stockholders of record as of the close of business on May 2, 2000. This distribution was made in the amount of 0.3814 share of Agilent Technologies common stock for each outstanding share of HP common stock. The decrease in the intrinsic value of HP's employee stock plans attributable to the distribution of Agilent Technologies was restored in accordance with the methodology set forth in the FASB EITF Issue No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring." Accordingly, the number of HP employee options and shares of restricted stock not yet released (including unvested matching shares under the Employee Stock Purchase Plan ("ESPP")) outstanding on May 2, 2000 were increased and, in the case of options, the exercise prices were correspondingly decreased to reflect the decline in intrinsic value on the distribution date. Holders of options that were exercised and shares of restricted stock which were released prior to May 2, 2000 received shares of Agilent Technologies in connection with the spin-off.

   Employee Stock Purchase Plan

   Effective November 1, 2000, HP adopted a new employee stock purchase plan (referred to as the Share Ownership Plan) approved by HP's Board of Directors and stockholders. This is a noncompensatory plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Under the plan, any regular full-time or part-time employee may contribute up to 10% of base compensation (subject to certain income limits) to the semi-annual purchase of shares of HP's common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. At October 31, 2001, approximately 87,000 employees were eligible to participate and approximately 54,000 employees were participants in the plan. In fiscal 2001, employee participants purchased 5,868,000 shares of HP common stock under the plan at a weighted-average price of $24 per share.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   As of October 31, 2000 employees no longer may make contributions to HP's prior ESPP. Under the prior ESPP, eligible company employees could generally contribute up to 10% of their base compensation to the quarterly purchase of shares of HP's common stock. Employee contributions to purchase shares were partially matched with shares contributed by HP, which generally vested over two years. The unvested matching shares for stock purchased up to and including October 31, 2000 will continue to vest over the two-year vesting period as is consistent with the terms of the plan. HP contributed to employees 615,000 matching shares at a weighted-average price of $47 in 2001 related to shares purchased by employees for the last quarterly purchase period in fiscal 2000.
HP contributed to employees, including persons who became employees of Agilent Technologies, 2,534,000 matching shares at a weighted-average price of $50 in 2000 and 3,622,000 matching shares at a weighted-average price of $39 in 1999. On the distribution date, 569,000 shares of HP stock held by Agilent Technologies employees were forfeited. Agilent Technologies replaced the forfeited HP shares with shares of Agilent Technologies stock of equivalent value. Compensation expense recognized under the plan related to continuing operations was $74 million in 2001, $89 million in 2000 and $99 million in 1999.

   Incentive Compensation Plans

   HP has four principal stock option plans, adopted in 1985, 1990, 1995 and 2000, under which stock options are outstanding. All plans permit options granted to qualify as "Incentive Stock Options" under the Internal Revenue Code. The exercise price of a stock option is generally equal to the fair market value of HP's common stock on the date the option is granted and its term is generally ten years. Under the 1990 and 1995 Incentive Stock Plans and the 2000 Stock Plan, the Compensation Committee of the Board of Directors, in certain cases, may choose to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP granted 4,177,000 shares of discounted options in 2001, 5,151,000 shares in 2000 and 2,754,000 shares in 1999. Options generally vest at a rate of 25% per year over a period of four years from the date of grant, with the exception of discounted options. Discounted options generally may not be exercised until the third or fifth anniversary of the option grant date, at which time such options become fully vested. The cost of the discounted options, determined to be the difference between the exercise price of the option and the fair market value of HP's common stock on the date of the option grant, is expensed ratably over the option vesting period.

   The following table summarizes option activity for the years ended October
31:

                                              2001                     2000                     1999
                                    ------------------------ ------------------------ ------------------------
                                                   Weighted-                Weighted-                Weighted-
                                                    Average                  Average                  Average
                                        Shares     Exercise      Shares     Exercise      Shares     Exercise
                                    (In thousands)   Price   (In thousands)   Price   (In thousands)   Price
                                    -------------- --------- -------------- --------- -------------- ---------
Outstanding at beginning of year...    163,125        $36       115,582        $24       104,146        $17
Granted............................     65,628         29        85,412         51        37,673         38
Additional options granted to
  compensate for loss in intrinsic
  value due to Agilent Technologies
  spin-off.........................         --         --        28,767         19            --         --
Assumed through acquisitions.......      5,415         26
Exercised..........................     (7,610)        11       (34,496)        13       (23,521)        11
Forfeited/Cancelled................     (9,117)        41       (32,140)        24        (2,716)        28
                                       -------                  -------                  -------
Outstanding at end of year.........    217,441         35       163,125         36       115,582         24
                                       =======                  =======                  =======
Exercisable at year-end............     84,281        $28        51,404        $18        52,196        $15
                                       =======                  =======                  =======

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   The following table summarizes information about options outstanding at October 31, 2001:

                                    Options Outstanding              Options Exercisable
                         ----------------------------------------- ------------------------
                                                         Weighted-                Weighted-
                             Number     Weighted-Average  Average      Number      Average
                          Outstanding      Remaining     Exercise   Exercisable   Exercise
Range Of Exercise Prices (In thousands) Contractual Life   Price   (In thousands)   Price
------------------------ -------------- ---------------- --------- -------------- ---------
      $0-15.............     20,802           2.9 years     $ 9        19,148        $ 9
      $16-30............    102,052           7.4            26        38,161         24
      $31-45............     23,903           7.8            37         7,808         38
      $46-60............     64,393           8.0            53        17,458         52
      $61 and over......      6,291           8.3            65         1,706         70
                            -------                                    ------
                            217,441           7.2            35        84,281         28
                            =======                                    ======

   Under the 1985 Incentive Compensation Plan, the 1990 and 1995 Incentive Stock Plans and the 2000 Stock Plan, certain employees were granted cash or restricted stock awards. Cash and restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by the Compensation Committee. The majority of the shares of restricted stock outstanding at October 31, 2001 are subject to forfeiture if employment terminates prior to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. HP had 2,501,000 shares of restricted stock outstanding at October 31, 2001, 6,079,000 shares outstanding at October 31, 2000 and 10,054,000 shares outstanding at October 31, 1999.

   Shares available for option and restricted stock grants were 169,906,000 at October 31, 2001, 234,071,000 at October 31, 2000 and 54,035,000 at October 31,
1999. All regular employees were considered eligible to receive stock options in fiscal 2001. There were approximately 84,000 employees holding options under one or more of the option plans as of October 31, 2001.

   Compensation expense recognized under incentive compensation plans related to continuing operations was $90 million in 2001, $149 million in 2000 and $77 million in 1999.

   Information presented above regarding the incentive compensation plans includes activity related to Agilent Technologies employees through the distribution date, except as noted. Under the existing terms of the stock option plans, substantially all stock options held by Agilent Technologies employees were cancelled and replaced with Agilent Technologies stock options, or became fully vested on the distribution date. The fully vested options, if not exercised, expired within three months from the distribution date. A total of 25,543,000 options held by Agilent Technologies employees were cancelled and replaced with Agilent Technologies stock options. On the distribution date, 812,000 options became fully vested and of this amount, 91,000 options expired three months from that date. A total of 1,177,000 shares of HP restricted stock held by Agilent Technologies employees were forfeited and cancelled on or before the distribution date and were replaced with shares of Agilent Technologies stock of equivalent value.

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

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   HP has determined pro forma net earnings and earnings per share information, as required by SFAS 123, "Accounting for Stock-Based Compensation," as if HP had accounted for employee stock options under SFAS 123's fair value method. The fair value of these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                             2001    2000    1999
                                                            ------- ------- -------
Risk-free interest rate....................................   5.10%   6.88%   5.53%
Dividend yield.............................................    1.4%    0.7%    1.0%
Volatility.................................................     39%     34%     30%
Expected option life....................................... 7 years 7 years 7 years

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the four-year average vesting period of the options. The weighted-average fair value of options granted during the year was $12.30 in 2001, $24.40 in 2000 and $15.46 in 1999. HP's pro forma net earnings (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle was $(65) million in 2001, $3.2 billion in 2000 and $3.0 billion in 1999. Pro forma diluted net earnings
(loss) per share from continuing operations before extraordinary item and cumulative effect of change in accounting principle was $(0.03) in 2001, $1.54 in 2000 and $1.43 in 1999.

   Shares Reserved

   HP had 500,036,000 shares of common stock reserved at October 31, 2001 and 511,845,000 shares reserved at October 31, 2000 for future issuance under employee benefit plans and employee stock plans. Additionally, HP had 21,495,000 shares reserved at October 31, 2001 and 21,503,000 shares reserved at October 31, 2000 for future issuances related to conversions of zero-coupon subordinated notes.

   Stock Repurchase Programs

   HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. At October 31, 2000, HP had authorization for future repurchases of $868 million of common stock under the two programs. In November 2000, the Board of Directors authorized an additional $2.0 billion of future repurchases under these two programs in the aggregate. In fiscal 2001, 45,036,000 shares were repurchased for an aggregate price of $1.2 billion. As of October 31, 2001, HP had authorization for remaining future repurchases under the two programs of approximately $1.6 billion. In fiscal 2000, 96,978,000 shares were repurchased for $5.6 billion and 62,084,000 shares were repurchased for $2.6 billion in fiscal 1999.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Note 13:  Comprehensive Income

   The changes in the components of other comprehensive income, net of taxes, were as follows for the years ended October 31:

                                                             2001   2000    1999
                                                             ----  ------  ------
                                                                (In millions)
Net earnings................................................ $408  $3,697  $3,491
Net unrealized gains (losses) on available-for-sale
  securities:
   Change in net unrealized gains (losses) on
     available-for-sale securities, net of tax benefit of
     $34 in 2001 and taxes of $119 in 2000..................  (58)    187      --
   Net unrealized gains reclassified into earnings, net of
     tax benefit of $9 in 2001 and $60 in 2000..............  (16)    (94)     --
                                                             ----  ------  ------
                                                              (74)     93      --
                                                             ----  ------  ------
Net unrealized gains on derivative instruments:
   Change in net unrealized gains on derivative
     instruments, net of taxes of $31 in 2001...............   64      --      --
   Net unrealized gains reclassified into earnings, net of
     tax benefit of $18 in 2001.............................  (42)     --      --
                                                             ----  ------  ------
                                                               22      --      --
                                                             ----  ------  ------
Comprehensive income........................................ $356  $3,790  $3,491
                                                             ====  ======  ======

   The components of accumulated other comprehensive income, net of taxes, were as follows at October 31:

                                                                 2001    2000
                                                                 ----    ----
                                                                 (In millions)
Net unrealized gains on available-for-sale securities........... $19     $93
Net unrealized gains on derivative instruments..................  22      --
                                                                 ---     ---
Accumulated other comprehensive income.......................... $41     $93
                                                                 ===     ===

Note 14:  Supplemental Cash Flow Information

                                                            Years ended October 31,
                                                            -----------------------
                                                             2001     2000    1999
                                                            ------   ------  ------
                                                                 (In millions)
Cash paid for income taxes, net............................ $1,159   $1,063  $1,770
Cash paid for interest.....................................    266      198     224
Non-cash transactions:.....................................
   Net issuances (forfeitures) of common stock for
     employee benefit plans:
       Restricted stock and other..........................     (8)     (96)    164
       Employer matching contributions for 401(k) and
         employee stock purchase plans.....................     47       89      65
   Issuance of common stock and options assumed
     related to business acquisitions......................    840       --      --

Note 15:  Retirement and Post-Retirement Benefit Plans

   General

   Substantially all of HP's employees are covered under various pension and deferred profit-sharing retirement plans. In addition, HP sponsors health care and life insurance plans that provide benefits to retired U.S. employees.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Agilent Technologies Spin-off

   On the June 2, 2000 spin-off date of Agilent Technologies, Agilent Technologies assumed responsibility for pension, deferred profit-sharing and other post-retirement benefits for current and former employees whose last work assignment prior to the distribution date was with businesses spun-off to Agilent Technologies. In the United States, the Hewlett-Packard Company Retirement Plan and Deferred Profit-Sharing Plan Master Trust was converted to the Group Trust for the Hewlett-Packard Company Deferred Profit-Sharing Plan and Retirement Plan and the Agilent Technologies, Inc. Deferred Profit-Sharing Plan and Retirement Plan ("the Group Trust"). Both the HP and Agilent Technologies Retirement Plans include post-retirement medical accounts. A pro-rata share of the assets of the Group Trust was assigned to the HP Retirement Plan and Deferred Profit-Sharing Trusts and the respective Agilent Technologies' Trusts. Outside the United States, generally, a pro-rata share of the HP pension assets, if any, was transferred or otherwise assigned to the Agilent Technologies entity in accordance with local law or practice. The pro-rata shares were in the same proportion as the projected benefit obligations for HP employees to the total projected benefit obligations of HP and Agilent Technologies as of April 30, 2000. For all periods presented, the assets and liabilities related to the retirement and post-retirement benefit plans of Agilent Technologies are included in net assets of discontinued operations in HP's accompanying Consolidated Balance Sheet through the spin-off date of June 2, 2000 and the related costs are included in net earnings of discontinued operations in HP's accompanying Consolidated Statement of Earnings through June 2, 2000. The information in this note for all periods relates to the HP Plans and excludes Agilent Technologies.

   Restructuring Actions

   In 2001, HP realized net pension settlement and curtailment gains related to fiscal 2001 restructuring actions (see Note 3 to the Consolidated Financial Statements) of approximately $7 million as the pension obligations to affected employees were settled. HP also realized an additional curtailment gain of approximately $31 million related to other post-employment retirement benefits.

   In 2000, in connection with its enhanced early retirement program (see Note 3 to the Consolidated Financial Statements), HP recognized special termination charges of $95 million and realized related net pension settlement and curtailment gains of approximately $28 million as the pension obligations to employees who accepted the offer were settled and realized an additional $1 million curtailment gain related to other post-employment retirement benefits.

   Retirement Plans

   Worldwide pension and deferred profit-sharing costs were $318 million in 2001, $343 million in 2000 and $301 million in 1999. U.S. employees who meet certain minimum eligibility criteria are provided pension benefits under the Hewlett-Packard Company pension plans. Defined benefits are based upon an employee's highest average pay rate and length of service. For eligible service through October 31, 1993, the benefit payable under the Retirement Plan is reduced by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan ("DPSP"), which has since been closed to new participants.

   The combined status of the U.S. pension plans and DPSP was as follows at October 31:

                                                             2001   2000
                                                            ------ ------
                                                            (In millions)
Fair value of plan assets.................................. $2,416 $3,154
Retirement benefit obligation.............................. $3,185 $3,268

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Employees outside the United States generally receive retirement benefits under various defined benefit and defined contribution plans based upon factors such as years of service and employee compensation levels. Eligibility is generally determined in accordance with local statutory requirements.

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

   Components of Net Pension and Post-Retirement Benefit Costs

   HP's net pension and post-retirement benefit costs were composed of the following:

                                           U.S. Defined      Non-U.S. Defined   U.S. Post-Retirement
                                           Benefit Plans       Benefit Plans       Benefit Plans
                                        ------------------  ------------------  -------------------
                                        2001   2000   1999  2001   2000   1999  2001     2000  1999
                                        -----  -----  ----  -----  -----  ----  ----     ----  ----
                                                               (In millions)
Service cost........................... $ 198  $ 161  $151  $  93  $  77  $ 90  $ 18     $ 18  $ 21
Interest cost..........................    96     74    52     91     74    62    27       24    23
Expected return on plan assets.........  (105)  (100)  (52)  (136)  (107)  (94)  (47)     (41)  (28)
Amortization and deferrals:
   Actuarial (gain) loss...............   (14)   (21)    7      5      8   (13)  (22)     (20)  (10)
   Transition (asset) obligation.......    --     (5)   (5)    --     --    --    --       --    --
   Prior service cost (benefit)........     3      3     2      2      2     2    (4)      (5)   (6)
                                        -----  -----  ----  -----  -----  ----  ----     ----  ----
Net periodic benefit cost..............   178    112   155     55     54    47   (28)     (24)   --
Net restructuring (gains) charges......   (23)    67    --     16     --    --   (31)      (1)   --
                                        -----  -----  ----  -----  -----  ----  ----     ----  ----
Net pension benefit cost............... $ 155  $ 179  $155  $  71  $  54  $ 47  $(59)    $(25) $ --
                                        =====  =====  ====  =====  =====  ====  ====     ====  ====

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   The funded status of the defined benefit and post-retirement benefit plans was as follows:

                                                                                            U.S. Post-
                                                           U.S. Defined   Non-U.S. Defined  Retirement
                                                           Benefit Plans   Benefit Plans   Benefit Plans
                                                          --------------  ---------------  ------------
                                                           2001    2000    2001     2000   2001   2000
                                                          ------  ------  ------   ------  -----  -----
                                                                          (In millions)
Change in fair value of plan assets:
   Fair value--Beginning of year......................... $1,200  $  998  $1,562   $1,448  $ 522  $ 400
   Addition of plan......................................     --      --      --       --     --     --
   Divestitures..........................................     --      --      --      (37)    --     --
   Actual return on plan assets..........................   (307)    354    (115)     214   (131)   142
   Employer contributions................................     38      18     102      142     --     --
   Participants' contributions...........................     --      --      23       22      5      5
   Agilent spin-off......................................     --     (16)     --       (8)    --    (15)
   Benefits paid.........................................    (50)   (154)    (44)     (30)   (15)   (10)
   Restructuring impact..................................     --      --      (5)      --     --     --
   Currency impact.......................................     --      --       5     (189)    --     --
                                                          ------  ------  ------   ------  -----  -----
   Fair value--End of year...............................    881   1,200   1,528    1,562    381    522
                                                          ------  ------  ------   ------  -----  -----
Change in benefit obligation:
   Benefit obligation--Beginning of year.................  1,314     943   1,508    1,538    350    311
   Addition of plan......................................     --      --      --       --     11     13
   Divestitures..........................................     --      --      --      (35)    --     --
   Service cost..........................................    198     161      93       77     18     18
   Interest cost.........................................     96      74      91       74     27     24
   Participants' contributions...........................     --      --      23       22      5      5
   Agilent spin-off......................................     --     (12)     --       (7)    --     (4)
   Actuarial (gain) loss.................................    125     211     (22)      54    123    (31)
   Benefits paid.........................................    (50)   (154)    (44)     (30)   (15)   (10)
   Plan amendments.......................................     --      --     (24)      --     --     --
   Restructuring impact..................................    (33)     91     (20)      --    (30)    24
   Currency impact.......................................     --      --      --     (185)    --     --
                                                          ------  ------  ------   ------  -----  -----
Benefit obligation--End of year..........................  1,650   1,314   1,605    1,508    489    350
                                                          ------  ------  ------   ------  -----  -----
Plan assets (less than) in excess of benefit obligation..   (769)   (114)    (77)      54   (108)   172
Unrecognized net experience loss (gain)..................    365    (177)    267       84    (26)  (349)
Unrecognized prior service cost (benefit) related to plan
  changes................................................     16      20      (8)      17    (34)   (40)
Unrecognized net transition asset........................     --      --      (1)      (1)    --     --
                                                          ------  ------  ------   ------  -----  -----
Net (accrued) prepaid costs.............................. $ (388) $ (271) $  181   $  154  $(168) $(217)
                                                          ======  ======  ======   ======  =====  =====

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Defined benefit plans with benefit obligations exceeding the fair value of plan assets were as follows:

                                                                   Non-U.S.
                                                   U.S. Defined     Defined
                                                   Benefit Plans Benefit Plans
                                                   ------------- -------------
                                                    2001   2000   2001   2000
                                                   ------  ----  ----   ----
                                                          (In millions)
 Aggregate fair value of plan assets.............. $  881  $ --  $779   $757
 Aggregate benefit obligation..................... $1,650  $221  $903   $819

   Plan assets consist primarily of listed stocks and bonds. It is HP's practice to fund the plans to the extent that contributions are tax-deductible.

   Assumptions

   The assumptions used to measure the benefit obligations and to compute the expected long-term return on assets for HP's defined benefit and post-retirement benefit plans were as follows for the years ended October 31:

                                                2001        2000        1999
                                             ----------- ----------- -----------
U.S. defined benefit plans:
   Discount rate............................        7.0%        7.5%        7.3%
   Average increase in compensation levels..        5.8%        6.5%        5.0%
   Expected long-term return on assets......        9.0%        9.0%        9.0%
Non-U.S. defined benefit plans:
   Discount rate............................ 2.5 to 6.5% 3.0 to 6.5% 3.3 to 6.0%
   Average increase in compensation levels.. 3.5 to 5.5% 3.5 to 5.5% 3.5 to 5.3%
   Expected long-term return on assets...... 6.5 to 8.5% 6.1 to 8.5% 6.1 to 8.5%
U.S. post-retirement benefit plans:
   Discount rate............................        7.0%        7.5%        7.3%
   Expected long-term return on assets......        9.0%        9.0%        9.0%
   Current medical cost trend rate..........        7.8%        7.8%        8.2%
   Ultimate medical cost trend rate.........        5.5%        5.5%        5.5%

   The rate of increase in medical costs was assumed to decrease gradually through 2007, and remain at that level thereafter. Assumed health care cost trend rates could have a significant effect on the amounts reported for health care plans. A 1.0 percentage point increase in the assumed health care cost trend rates would have increased the total service and interest cost components reported in 2001 by $12 million, and would have increased the post-retirement benefit obligation reported in 2001 by $83 million. A 1.0 percentage point decrease in the assumed health care cost trend rates would have decreased the total service and interest cost components reported in 2001 by $9 million, and would have decreased the post-retirement obligation reported in 2001 by $65 million.

   401(k) Plan

   U.S. employees may participate in the Tax Saving Capital Accumulation Plan ("TAXCAP"), which was established as a supplemental retirement program. Beginning February 1, 1998, enrollment in the TAXCAP is automatic for employees who meet eligibility requirements unless they decline participation. Under the TAXCAP program, HP matches contributions by employees up to a maximum of 4% of an employee's annual compensation. A portion of this matching contribution may be made in the form of HP common stock to the extent an employee elects HP stock as an investment option under the plan. Beginning on November 1, 2000, the

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES maximum contribution under the TAXCAP is 20% of an employee's annual eligible compensation subject to certain IRS limitations. HP's expense related to TAXCAP was $119 million in 2001, $110 million in 2000 and $98 million in 1999. Through October 31, 2000, the maximum combined contribution to the ESPP and TAXCAP was 25% of an employee's annual eligible compensation subject to certain regulatory and plan limitations.

Note 16:  Commitments

   HP leases certain real and personal property under non-cancelable operating leases. Future annual minimum lease payments at October 31, 2001 were $204 million for 2002, $172 million for 2003, $137 million for 2004, $112 million for 2005, $87 million for 2006 and $217 million thereafter. These payments will be partially offset by sublease rental income commitments. Future minimum sublease rental income commitments at October 31, 2001 were $6 million for 2002, $5 million for 2003, and $2 million per year in each of years 2004 through 2006. Certain leases require HP to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $374 million in 2001, $344 million in 2000 and $352 million in 1999. Sublease rental income was $20 million in 2001, $19 million in 2000 and $12 million in 1999.

Note 17:  Litigation and Contingencies

   Litigation Settlement

   On June 4, 2001, HP and Pitney Bowes Inc. ("Pitney Bowes") announced that they had entered into agreements which resolved all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. In addition, the companies entered into a technology licensing agreement and expect to pursue business and commercial relationships. Pitney Bowes filed its patent infringement case against HP on August 23, 1995 in the U.S. District Court for the District of Connecticut, alleging that HP's LaserJet printers infringed Pitney Bowes' character edge smoothing patent, and HP filed one case against Pitney Bowes on August 23, 1995 in the U.S. District Court for the District of Idaho to invalidate the Pitney Bowes patent and four cases on March 21, 2001 in the U.S. District Court for the Northern District of California (San Francisco Division), on March 28, 2001 in the U.S. District Court for the District of Idaho, on April 4, 2001 in the U.S. District Court for the Western District of Texas and on May 11, 2001 in the U.S. District Court for the Northern District of California (San Jose Division), alleging that Pitney Bowes' copiers, fax machines, document management software and a postal metering machine infringed HP's patents. On May 29, 1996, HP answered the complaint filed by Pitney Bowes and counterclaimed for a declaratory judgment that the Pitney Bowes patent was invalid, unenforceable, and not infringed. During the following 15 months, the parties engaged in extensive discovery. On August 11, 1997, HP moved for summary judgment of non-infringement. On February 9, 1998, the Connecticut District Court denied HP's motion. On November 7, 1997, HP moved for summary judgment of invalidity of the Pitney Bowes patent, and for summary judgment of noninfringement. On March 23, 1998, the Connecticut District Court denied the motion for summary judgment of invalidity, but granted the motion for summary judgment of noninfringement, and entered judgment in favor of HP. Pitney Bowes appealed that judgment, and on June 23, 1999 the Court of Appeals for the Federal Circuit reversed the judgment in favor of HP and remanded the case to the trial court. On July 7, 1999, HP petitioned the Patent and Trademark Office ("PTO") to reexamine the validity of the Pitney Bowes patent. That petition was granted on August 27, 1999, and the litigation in the Connecticut District Court was thereafter stayed pending reexamination of the patent. On June 14, 2000, the PTO issued an Office Action initially rejecting the claims of the Pitney Bowes patent asserted against HP as invalid. On September 9, 2000, the PTO issued a Statement of Reasons for Patentability affirming the claims of the Pitney Bowes patent. The stay on the litigation was thereafter lifted, and on November 13, 2000, the Connecticut District Court set a

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

June 4, 2001 trial date for the case Pitney Bowes filed. A "Markman" hearing was held on April 24, 2001 to determine the scope of the Pitney Bowes patent claims which would affect the outcome of the litigation on the issues of patent infringement as well as patent validity. The suits by HP were pending. HP and Pitney Bowes had settlement discussions as the trial date approached, resulting in the settlement agreement described above.

   Pending Litigation

   An individual filed a lawsuit against HP in federal court in California claiming HP's LaserJet printers infringe his U.S. patent 5,424,780, which he asserts covers portions of the resolution enhancement technology employed in these printers. HP believes, based on an opinion from outside counsel, that it does not infringe the patent. HP has held discussions with the plaintiff but has not resolved the matter. HP filed a lawsuit to obtain a ruling that it does not infringe. Thereafter, the U.S. Patent Office agreed to reexamine the patent based on prior art identified by HP. The litigation is stayed pending the outcome of the Patent Office reexamination.

   HP was sued in an unfair business practices consumer class action filed by three residents of San Bernardino, California in federal court in California. The three claim to have purchased different models of HP inkjet printers over the past three years. This action alleges that HP printers were sold with half-full or "economy" ink cartridges instead of full cartridges and that HP's advertising, packaging and marketing representations for the printers led the plaintiffs to believe they would receive full cartridges. It is the basic contention of this action that HP's advertising and failure to advise specifically that "economy" cartridges were included constitute false and misleading conduct in violation of both the California Consumer Legal Remedies Act and Section 17200 of the California Business and Professions Code. This action seeks injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorney fees. When HP failed to enter into an early settlement of this action, consumer class actions were filed, in coordination with the original plaintiffs, in over 30 states.

   A nationwide defective product consumer class action was filed against HP in a Texas state district court by a resident of eastern Texas. This action is one of five similar suits filed against several computer manufacturers on the same day. The basic allegation in the action against HP is that it knowingly sold computers containing floppy disk controller chips that fail to detect both overruns and underruns if either occurs on the last byte of a read/write operation. That failure is alleged to result in data loss, data corruption or system failure. This suit seeks injunctive relief, declaratory relief, rescission and attorney fees. After filing this action the plaintiff's counsel initiated a related action with the State of Illinois, the State of California and the United States of America.

   Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in federal court in New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. After reviewing the pertinent materials, HP believes that it does not infringe the patent. Furthermore, HP believes Cornell's patent is invalid.

   HP is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of patent, commercial and environmental matters, which arise in the ordinary course of business. Any possible adverse outcome arising from these matters is not expected to have a material adverse impact on the results of operations or financial position of HP, either individually or in the aggregate. However, HP's evaluation of the likely impact of these pending disputes could change in the future.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Note 18:  Segment Information

   Description of Segments

   HP is a leading global provider of computing, printing and imaging solutions and services for business and home, and is focused on making technology and its benefits accessible to all.

   As of October 31, 2001, HP organized its operations into three major businesses: Imaging and Printing Systems, Computing Systems and IT Services. The segments were determined in accordance with how management views and evaluates HP's businesses. The factors that management uses to identify HP's separate businesses include customer base, homogeneity of products, technology and delivery channels. A description of the types of products and services provided by each reportable segment is as follows:

  . Imaging and Printing Systems provides printer hardware, supplies, imaging products and related professional and consulting services. Printer hardware consists of laser and inkjet printing devices, which include color and monochrome printers for the business and home, multi-function laser devices and wide- and large-format inkjet printers. Supplies offer laser and inkjet printer cartridges and other related printing media. Imaging products include all-in-one inkjet devices, scanners, digital photography products, personal color copiers and faxes. Professional and consulting services are provided to customers on the optimal use of printing and imaging assets.

  . Computing Systems provides commercial personal computers ("PCs"), home PCs, workstations, UNIX(R) servers, PC servers, storage and software solutions. Commercial PCs include the Vectra desktop series, as well as OmniBook and Pavilion notebook PCs. Home PCs include the Pavilion series of multi-media consumer desktop PCs. Workstations provide UNIX(R), Windows and Linux-based systems. The UNIX(R) server offering ranges from low-end servers to high-end scalable systems such as the Superdome line, all of which run on HP's PA-RISC architecture and HP-UX operating system. PC servers offer primarily low-end and mid-range products that run on the Windows and Linux operating systems. Storage provides mid-range and high-end array offerings, storage area networks and storage area management and virtualization software, as well as tape and optical libraries, tape drive mechanisms and tape media. The software category offers OpenView and other solutions designed to manage large-scale systems and networks. In addition, software includes telecommunications infrastructure solutions and middleware.

  . IT Services provides customer support, consulting, outsourcing, technology financing and complementary third-party products delivered with the sales of HP solutions. Customer support offers a range of high-value solutions from mission-critical and networking services that span the entire IT environment to low-cost, high volume product support. Consulting provides industry-specific business and IT consulting and system integration services in areas such as financial services, telecommunications and manufacturing, as well as cross-industry solution expertise in Customer Relationship Management ("CRM"), e-commerce and IT infrastructure. Outsourcing offers a range of IT management services, both comprehensive and selective, including transformational infrastructure services, client computing managed services, managed web services and application services to medium and large companies. Technology financing capabilities include leasing, solution financing and computing and printing utility offerings.

   HP's immaterial operating segments were aggregated to form an "All Other" category. This category primarily includes its Embedded and Personal Systems and, prior to its divestiture, included its VeriFone business. Embedded and Personal Systems provides a range of handheld computing devices, CD writers, DVD+RW drives, calculators and other related accessories and services for commercial and consumer markets.

   In the first quarter of 2001, HP made certain strategic changes to its organizational structure. These changes included the movement of the VeriFone business from the Computing Systems segment to a separate operating

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES segment. The VeriFone operating segment, which was divested in the third quarter of 2001, was included in "All Other" as it did not meet the materiality threshold for a reportable segment. Segment financial data for the fiscal years ended October 31, 2000 and 1999 have been restated to reflect these organizational changes.

   Segment Revenue and Profit

   The accounting policies used to derive reportable segment results are generally the same as those described in Note 1 to the Consolidated Financial Statements. Intersegment net revenue and earnings from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available from comparable external customers.

   A significant portion of each segment's expenses arises from shared services and infrastructure that HP has historically provided to the segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. In the first quarter of fiscal 2001, HP implemented a new management reporting system. This change in the reporting system included a revised allocation methodology for shared services and infrastructure. HP believes these allocation changes resulted in a better reflection of the utilization of services provided to or benefits received by the segments. Segment financial data for the fiscal years ended October 31, 2000 and 1999 have been restated to reflect these changes.

   Segment Data

   The results of the reportable segments are derived directly from HP's management reporting system. The results are based on HP's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses which are separately managed at the corporate level are not allocated to segments. These unallocated costs include corporate infrastructure costs, restructuring charges, amortization of goodwill and purchased intangibles, charges for purchased in-process research and development, and the amount by which profit-dependent bonus expenses and certain employee-related benefit program costs differ from a targeted level recorded by the segments.

   Asset data is not reviewed by management at the segment level, with the exception of inventory which is allocated to and directly managed by each segment.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   The following table presents financial information for each reportable segment as of and for the years ended October 31:

                                        Imaging
                                          and
                                        Printing Computing    IT     All     Total
                                        Systems   Systems  Services Other   Segments
                                        -------- --------- -------- ------  --------
                                                       (In millions)
2001:
Net revenue from external customers.... $19,447   $17,482   $7,599  $1,010  $45,538
Intersegment net revenue...............      --       289       --      --      289
                                        -------   -------   ------  ------  -------
   Total net revenue................... $19,447   $17,771   $7,599  $1,010  $45,827
                                        =======   =======   ======  ======  =======
Earnings (loss) from operations........ $ 1,987   $  (450)  $  342  $ (321) $ 1,558
                                        =======   =======   ======  ======  =======
Depreciation expense................... $   227   $    82   $  508  $   14  $   831
                                        =======   =======   ======  ======  =======
Inventory.............................. $ 3,495   $ 1,337   $  337  $   35  $ 5,204
                                        =======   =======   ======  ======  =======
2000:
Net revenue from external customers.... $20,462   $20,329   $7,139  $1,511  $49,441
Intersegment net revenue...............       6       324       11      45      386
                                        -------   -------   ------  ------  -------
   Total net revenue................... $20,468   $20,653   $7,150  $1,556  $49,827
                                        =======   =======   ======  ======  =======
Earnings (loss) from operations........ $ 2,666   $ 1,007   $  474  $  (92) $ 4,055
                                        =======   =======   ======  ======  =======
Depreciation expense................... $   298   $    76   $  445  $    7  $   826
                                        =======   =======   ======  ======  =======
Inventory.............................. $ 3,475   $ 1,665   $  377  $  182  $ 5,699
                                        =======   =======   ======  ======  =======
1999:
Net revenue from external customers.... $18,512   $16,837   $6,240  $1,250  $42,839
Intersegment net revenue...............      38       558       64       6      666
                                        -------   -------   ------  ------  -------
   Total net revenue................... $18,550   $17,395   $6,304  $1,256  $43,505
                                        =======   =======   ======  ======  =======
Earnings (loss) from operations........ $ 2,364   $   988   $  494  $ (112) $ 3,734
                                        =======   =======   ======  ======  =======
Depreciation expense................... $   479   $    73   $  408  $    4  $   964
                                        =======   =======   ======  ======  =======
Inventory.............................. $ 2,810   $ 1,539   $  336  $  178  $ 4,863
                                        =======   =======   ======  ======  =======

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   The following is a reconciliation of segment information to HP consolidated totals for the years ended October 31:

                                                                           2001     2000     1999
                                                                          -------  -------  -------
                                                                                (In millions)
Net revenue:
Total segments........................................................... $45,827  $49,827  $43,505
Elimination of intersegment net revenue and other........................    (601)    (957)  (1,134)
                                                                          -------  -------  -------
Total HP consolidated.................................................... $45,226  $48,870  $42,371
                                                                          =======  =======  =======
Earnings from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes:
Total segment earnings from operations................................... $ 1,558  $ 4,055  $ 3,734
Interest and other, net..................................................     171      356      345
Net investment (losses) gains............................................    (455)      41       31
Litigation settlement....................................................    (400)      --       --
(Losses) gains on divestitures...........................................     (53)     203       --
Corporate and unallocated costs, and eliminations........................    (119)     (30)      84
                                                                          -------  -------  -------
Total HP consolidated.................................................... $   702  $ 4,625  $ 4,194
                                                                          =======  =======  =======
Depreciation expense:
Total segments........................................................... $   831  $   826  $   964
Depreciation expense on corporate-held assets............................     364      329      123
                                                                          -------  -------  -------
Total HP consolidated.................................................... $ 1,195  $ 1,155  $ 1,087
                                                                          =======  =======  =======

   Major Customers

   No single customer represented 10% or more of HP's total net revenue in any period presented.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

   Geographic Information

   Net revenue and net property, plant and equipment, classified by major geographic areas in which HP operates, were as follows:

                                        Years ended October 31,
                                        -----------------------
                                         2001    2000    1999
                                        ------- ------- -------
                                             (In millions)
Net revenue:
U.S.................................... $18,833 $21,528 $18,883
Non-U.S................................  26,393  27,342  23,488
                                        ------- ------- -------
Total.................................. $45,226 $48,870 $42,371
                                        ======= ======= =======

                                            October 31,
                                        --------------------
                                         2001   2000   1999
                                        ------ ------ ------
                                           (In millions)
Net property, plant and equipment:
U.S.................................... $2,102 $2,256 $2,102
Non-U.S................................  2,295  2,244  2,231
                                        ------ ------ ------
Total.................................. $4,397 $4,500 $4,333
                                        ====== ====== ======

   Net revenue by geographic area is based upon the customer's location.

   No single country outside of the United States represented more than 10% of HP's total net revenue in any period presented. No single country outside of the United States represented more than 10% of HP's total net property, plant and equipment in any period presented with the exception of Ireland, which held 11% of these assets at October 31, 2001, and Singapore, which held 10%. HP's long-lived assets are composed principally of net property, plant and equipment.

Note 19:  Subsequent Event

   On December 6, 2001, HP offered under an existing shelf registration statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. After this issuance, HP has the remaining capacity to issue $290 million of securities under this shelf registration statement.

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                            Quarterly Summary/(1)/
                                  (Unaudited)

For the three months ended
In millions, except per share amounts                            January 31  April 30   July 31   October 31
-------------------------------------                            ---------- ---------- ---------- ----------
                                                                 (Restated) (Restated) (Restated)
2001
Net revenue.....................................................  $12,398    $11,668    $10,284    $10,876
Cost of sales...................................................    9,060      8,724      7,609      8,081
Earnings from operations........................................      770        343        204        122
Net earnings before extraordinary item and cumulative effect of
  change in accounting principle................................      390         35        115         84
Extraordinary item--gain on early extinguishment of debt, net of
  taxes.........................................................       23         12          8         13
Cumulative effect of change in accounting principle, net of
  taxes/(2)/....................................................     (272)        --         --         --
Net earnings....................................................      141         47        123         97
Basic net earnings per share:/(3)/
   Net earnings before extraordinary item and cumulative effect
     of change in accounting principle..........................  $  0.20    $  0.02    $  0.06    $  0.04
   Extraordinary item--gain on early extinguishment of debt,
     net of taxes...............................................     0.01         --         --       0.01
   Cumulative effect of change in accounting principle, net of
     taxes/(2)/.................................................    (0.14)        --         --         --
                                                                  -------    -------    -------    -------
   Net earnings.................................................  $  0.07    $  0.02    $  0.06    $  0.05
                                                                  =======    =======    =======    =======
Diluted net earnings per share:/(3)/
   Net earnings before extraordinary item and cumulative effect
     of change in accounting principle..........................  $  0.20    $  0.02    $  0.06    $  0.04
   Extraordinary item--gain on early extinguishment of debt,
     net of taxes...............................................     0.01         --         --       0.01
   Cumulative effect of change in accounting principle, net of
     taxes/(2)/.................................................    (0.14)        --         --         --
                                                                  -------    -------    -------    -------
   Net earnings.................................................  $  0.07    $  0.02    $  0.06    $  0.05
                                                                  =======    =======    =======    =======
Cash dividends paid.............................................  $  0.08    $  0.08    $  0.08    $  0.08
Range of closing stock prices on NYSE:
   Low..........................................................  $ 29.38    $ 27.41    $ 24.00    $ 14.50
   High.........................................................  $ 47.44    $ 36.86    $ 30.90    $ 25.91

   The amounts previously reported in HP's Quarterly Reports on Form 10-Q for fiscal 2001 have been adjusted for the following items, which are discussed more fully in the Notes to the Consolidated Financial Statements:

                                                  January 31 April 30 July 31
                                                  ---------- -------- -------
Net revenue:
   SAB 101/(2)/..................................   $ 387      $(23)   $  48
   EITF 00-25/(4)/...............................     (40)      (15)     (11)
   Financing income/(5)/.........................     103        99      100
                                                    -----      ----    -----
                                                      450        61      137
Cost of sales:
   SAB 101/(2)/..................................     280         2       33
   Financing interest/(5)/.......................      77        55       56
                                                    -----      ----    -----
                                                      357        57       89
Selling, general and administrative expense:
   EITF 00-25/(4)/...............................     (40)      (15)     (11)

Interest and other, net:
   Financing income/(5)/.........................    (103)      (99)    (100)
   Financing interest expense/(5)/...............      77        55       56
                                                    -----      ----    -----
                                                      (26)      (44)     (44)
                                                    -----      ----    -----
Subtotal before tax effect.......................     107       (25)      15

Income tax effect................................      22        (5)       3
                                                    -----      ----    -----
Total restatement adjustments before cumulative
  effect of change in accounting principle.......      85       (20)      12
Cumulative effect of change in accounting
  principle, net of taxes/(2)/...................    (272)       --       --
                                                    -----      ----    -----
Total restatement adjustments....................   $(187)     $(20)   $  12
                                                    =====      ====    =====

                                                  January 31 April 30 July 31 October 31
                                                  ---------- -------- ------- ----------
2000/(4)(5)/
Net revenue......................................  $11,681   $12,045  $11,849  $13,295
Cost of sales....................................    8,406     8,598    8,365    9,677
Earnings from operations.........................      978       940    1,139      968
Net earnings from continuing operations..........      794       816    1,029      922
Net earnings from discontinued operations........       --       119       17       --
Net earnings.....................................      794       935    1,046      922
Basic net earnings per share:/(3)/
   Net earnings from continuing operations.......  $  0.40   $  0.41  $  0.52  $  0.47
   Net earnings from discontinued operations.....       --      0.06     0.01       --
                                                   -------   -------  -------  -------
   Net earnings..................................  $  0.40   $  0.47  $  0.53  $  0.47
                                                   =======   =======  =======  =======
Diluted net earnings per share:/(3)/
   Net earnings from continuing operations.......  $  0.38   $  0.39  $  0.50  $  0.45
   Net earnings from discontinued operations.....       --      0.06     0.01       --
                                                   -------   -------  -------  -------
   Net earnings..................................  $  0.38   $  0.45  $  0.51  $  0.45
                                                   =======   =======  =======  =======
Cash dividends paid..............................  $  0.08   $  0.08  $  0.08  $  0.08
Range of closing stock prices on NYSE:
   Low...........................................  $ 36.13   $ 52.91  $ 52.94  $ 41.84
   High..........................................  $ 58.72   $ 77.00  $ 71.06  $ 63.00

---------------------
Notes:

(1) HP's consolidated financial statements and notes for all periods present the businesses of Agilent Technologies as a discontinued operation through the spin-off date of June 2, 2000. All per-share amounts reflect the retroactive effects of the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

(2) HP adopted SAB No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1, 2000. Accordingly, HP has restated its consolidated results of operations for the first three quarters of fiscal 2001, including a cumulative effect of change in accounting principle, which was recorded as a reduction of net income as of the beginning of the first quarter of fiscal 2001.

(3) EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(4) HP early adopted EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" in the fourth quarter of fiscal 2001. Reclassifications have been made to prior periods in order to conform to the current year presentation.

(5) In the fourth quarter of fiscal 2001, HP changed the classification of financing interest income and expense. Previously, HP recorded financing interest income and expense as a component of interest and other, net. Financing interest income is now classified as revenue and financing interest expense is now classified as cost of sales. Reclassifications have been made to prior periods in order to conform to the current year presentation.

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

   On September 21, 2000, the Audit Committee also selected and appointed Ernst & Young LLP ("E&Y") to serve as HP's independent auditor with respect to the 2000 Audit. At that time, HP committed to undertake a more formal evaluation process in selecting independent public auditors with respect to the audit of HP's consolidated financial statements for the fiscal year ending October 31, 2001 (the "2001 Audit"). On February 5, 2001, the Audit Committee unanimously approved the appointment of E&Y as the company's independent auditors to complete the 2001 Audit. On November 16, 2001, the Audit Committee unanimously approved the appointment of E&Y as the company's independent auditors to complete the audit of HP's consolidated financial statements for the fiscal year ending October 31, 2002.

   Neither the reports of E&Y with respect to the 2001 Audit or 2000 Audit nor the report of PwC with respect to the audits of HP's consolidated financial statements for the fiscal years ended October 31, 1999 or October 31, 1998 contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during HP's fiscal years ended October 31, 1999 and October 31, 1998 and through September 21, 2000 there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to HP's consolidated financial statements, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

   Prior to retaining E&Y with respect to the 2000 Audit, HP consulted with E&Y on various aspects of the Potential Acquisition, including tax and accounting matters related to a variety of preliminary structures for the Potential Acquisition. HP did not consult with PwC on such issues.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

   The names of the directors and executive officers of HP, and their ages, titles and biographies as of the date hereof are set forth below. All directors are elected for one-year terms and officers are elected to serve at the pleasure of the Board.

Directors:

Philip M. Condit; age 60; Director since 1998.

   Mr. Condit has been Chairman of The Boeing Company since February 1997, its Chief Executive Officer since April 1996 and a member of its board since 1992. He served as President of The Boeing Company from August 1992 until becoming Chairman.

Patricia C. Dunn; age 48; Director since 1998.

   Ms. Dunn has been Global Chief Executive of Barclays Global Investors (BGI) since 1998 and its Co-Chairman from October 1995 through June 1999. Ms. Dunn oversees the activities and strategy of BGI, the world's largest institutional investment manager, having joined the firm's predecessor organization, Wells Fargo Investment Advisors, in 1978.

Carleton S. Fiorina; age 47; Director since 1999.

   Ms. Fiorina became Chairman of the Board in September 2000 and was named President, Chief Executive Officer and director of HP in July 1999. Prior to joining HP, she served as Executive Vice President, Computer Operations for Lucent Technologies, Inc. and oversaw the formation and spin-off of Lucent from AT&T. She also served as Lucent's President, Global Service Provider Business and President, Consumer Products. Ms. Fiorina is a member of the Board of Directors of Cisco Systems, Inc.

Sam Ginn; age 64; Director since 1996.

   Mr. Ginn served as Chairman of Vodafone AirTouch Plc from 1999, following the merger of Vodafone and AirTouch, until his retirement in May 2000. He was Chairman of the Board and Chief Executive Officer of AirTouch from December 1993 to June 1999. Mr. Ginn is also a director of ChevronTexaco Corporation and the Fremont Group.

Richard A. Hackborn; age 64; Director since 1992.

   Mr. Hackborn served as Chairman of the Board from January 2000 to September 2000. He was HP's Executive Vice President, Computer Products Organization from 1990 until his retirement in 1993 after a 33-year career with our company. He is a director of the Boise Art Museum.

Walter B. Hewlett; age 57; Director since 1987.

   Mr. Hewlett has been an independent software developer involved with computer applications in the humanities for more than five years. In 1997, Mr. Hewlett was elected to the Board of Overseers of Harvard University. In 1994, Mr. Hewlett participated in the formation of Vermont Telephone Company of Springfield, Vermont and currently serves as its Chairman. Mr. Hewlett founded the Center for Computer Assisted Research in the Humanities in 1984, for which he serves as a director. Mr. Hewlett has been a trustee of The William and Flora Hewlett Foundation since its founding in 1966 and currently serves as its Chairman. Mr. Hewlett also serves as a director of the Packard Humanities Institute and the Public Policy Institute of California. Mr. Hewlett has served as a director of Agilent Technologies since 1999. He is the son of the late HP co-founder William R. Hewlett.

George A. Keyworth II; age 62; Director since 1986.

   Dr. Keyworth has been Chairman and Senior Fellow with The Progress & Freedom Foundation, a public policy research institute, since 1995. He is a director of General Atomics and Curl, Inc. Dr. Keyworth holds various honorary degrees and is an honorary professor at Fudan University in Shanghai, People's Republic of China.

Robert E. Knowling, Jr.; age 46; Director since 2000.

   Mr. Knowling has been Chairman and Chief Executive Officer of Internet Access Technologies, Inc., a software development company specializing in ASP-based productivity suites provided through the Internet, since February 2001. From July 1998 through October 2000, he was President and Chief Executive Officer of Covad Communications Company, a national broadband service provider of high speed Internet and network access using DSL technology. He also served as Chairman of Covad from September 1999 to October 2000. From 1997 though July 1998, Mr. Knowling served as the Executive Vice President of Operations and Technologies at US WEST Communications, Inc. Mr. Knowling is a director of Ariba, Inc., Broadmedia Inc., Heidrick & Struggles International, Inc. and the Juvenile Diabetes Foundation International. He also serves as a member of the advisory board for both Northwestern University's Kellogg Graduate School of Management and the University of Michigan Graduate School of Business.

Robert P. Wayman; age 56; Director since 1993.

   Mr. Wayman has served as Executive Vice President, Finance and Administration since December 1992 and Chief Financial Officer of HP since 1984. Mr. Wayman is a director of CNF Transportation, Inc., Sybase Inc., and Portal Software, Inc. He also serves as a member of the Kellogg Advisory Board to Northwestern University School of Business and is a director of the Private Sector Council and Cultural Initiatives Silicon Valley.

Executive Officers:

Susan D. Bowick; age 53; Vice President and Director, Corporate Human Resources.

   Ms. Bowick was elected a Vice President in November 1999. Between 1995 and 1997, she served as Business Personnel Manager for the Computer Organization. She was first appointed a Vice President in 1997.

Richard A. DeMillo; age 55; Vice President and Chief Technology Officer.

   Dr. DeMillo was appointed Chief Technology Officer in October 2000 and was elected a Vice President in November 2000. From 1995 to 2000, he was Vice President and General Manager at Telcordia Technologies, Inc., a provider of operations support systems, network software and consulting and engineering services to the telecommunications industry. At Telcordia, Dr. DeMillo was responsible for computer science research, internet systems and software strategy.

Debra L. Dunn; age 45; Vice President, Strategy and Corporate Operations.

   Ms. Dunn was elected a Vice President in November 1999. She previously held the position of General Manager of the Executive Staff from 1998 to 1999. From 1996 to 1998 she was General Manager of the Video Communications Division.

Carleton S. Fiorina; age 47; Chairman, President and Chief Executive Officer.

   See biography above.

Jon E. Flaxman; age 44; Vice President and Controller.

   Mr. Flaxman was elected a Vice President and Controller in July 2001. He was General Manager of Computer Logistics and Distribution from 1997 to 1998. From 1998 to December 2000, he was Vice President and Chief Financial Officer of the Enterprise Computing Business/Business Customer Organization, and from December 2000 to June 2001 he was Vice President of Infrastructure Reinvention. He was first appointed a Vice President in 1998.

Vyomesh Joshi; age 47; President, Imaging and Printing Systems.

   Mr. Joshi was elected a Vice President in January 2001. He became President of Imaging and Printing Systems in February 2001. Mr. Joshi also is Chairman of Phogenix Imaging LLC, a joint venture between HP and Kodak. From 1995 to 2000, he held various management positions in Imaging and Printing Systems. Mr. Joshi was first appointed a Vice President in 1999.

Pradeep Jotwani; age 47; President, Consumer Business Organization.

   Mr. Jotwani was elected a Vice President in September 2000 and became President of the Consumer Business Organization in June 2000. From 1999 to June 2000, he served as Vice President and General Manager of the Consumer Business Organization. From 1997 to 1999, he served as Vice President of worldwide consumer sales and marketing for the Inkjet Products Group.

Ann M. Livermore; age 43; President, HP Services.

   Ms. Livermore was elected a Vice President in 1995 and became General Manager of Worldwide Customer Support Operations in 1996. She was named General Manager of the Enterprise Computing Solutions Organization in 1998 and was appointed President of Enterprise Computing in April 1999. In October 1999, she became President of the Business Customer Organization. In April 2001, she became President of HP Services. Ms. Livermore is a member of the Board of Directors of United Parcel Service, Inc. She is also on the board of visitors of the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.

Harry W. (Webb) McKinney; age 56; President, Business Customer Organization.

   Mr. McKinney was elected a Vice President in April 2001. He is President of the Business Customer Organization. He is also currently serving as HP's lead for the Integration Office established in connection with the business combination transaction with Compaq Computer Corporation. Mr. McKinney was General Manager of the Home Products Division from 1994 to 1998, leading HP's initial entry into the consumer market for home computing products. In 1999, he was appointed a Vice President and became the Vice President and General Manager of the PC business within the Computing Systems Organization. From 1996 to 2001, he held various management positions in the Computing Systems Organization.

Iain Morris; age 45; President, Embedded and Personal Systems Organization.

   Mr. Morris was elected a Vice President in March 2001. He is President of Embedded and Personal Systems. Mr. Morris joined HP after 23 years at Motorola, Inc., where he had served as Senior Vice President and General Manager.

Robert P. Wayman; age 56; Executive Vice President, Finance and Administration and Chief Financial Officer.

   See biography above.

Duane E. Zitzner; age 54; President, Computing Systems.

   Mr. Zitzner was elected a Vice President and named General Manager of the Personal Information Products Group in 1996. He continued as General Manager when the Personal Information Products Group/Personal Systems Group became a group within the Computer Products Organization in 1997 and was named President of the Computer Products Organization in April 1999. Computer Products was renamed Computing Systems in November 1999.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our securities. HP believes that, during fiscal 2001, its directors, executive officers and 10% shareowners complied with all Section 16(a) filing requirements with the following exceptions: two late reports filed by Susan D. Bowick regarding a sale of shares through her broker and a sale of shares from her account in the Tax Saving Capital Accumulation Plan, a 401(k) plan. In making this statement, HP has relied upon examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company and the written representations of its directors, executive officers and 10% shareowners.

ITEM 11.  Director and Executive Compensation

             DIRECTOR COMPENSATION AND STOCK OWNERSHIP GUIDELINES

   The following table provides information on HP's compensation and reimbursement practices during fiscal year 2001 for non-employee directors, as well as the range of compensation paid to non-employee directors who served the entire 2001 fiscal year. Directors who are employed by HP, Ms. Fiorina and Mr. Wayman, do not receive any compensation for their Board activities.

                   NON-EMPLOYEE DIRECTOR COMPENSATION TABLE
                                FOR FISCAL 2001

Annual director retainer......................................          $100,000
Minimum percentage of annual retainer to be paid in HP
  stock/(1)/..................................................               75%
Additional retainer for Committee chair.......................            $5,000
Reimbursement for expenses attendant to Board membership......               Yes
Range of total compensation paid to directors (for the year).. $100,000-$105,000

---------------------
(1) Each director may elect to receive the annual director retainer in a grant of stock or stock options. Under special circumstances, less than 75% may be paid in stock.

   Under the Company's stock ownership guidelines for directors, all directors are required to accumulate over time shares of HP stock equal in value to at least twice the value of the annual director retainer.

                            EXECUTIVE COMPENSATION

   The following table discloses compensation received by HP's Chief Executive Officer during fiscal 2001 and HP's four other most highly paid executive officers ("named executive officers") during fiscal 2001 as well as their compensation for each of the fiscal years ending October 31, 2000 and October 31, 1999.

   Unless otherwise indicated, option, restricted stock and restricted stock unit amounts outstanding on May 2, 2000 (the record date with respect to the distribution of Agilent shares) have been adjusted in order to restore their intrinsic value for the impact of HP's common stock market value from the Agilent Technologies spin-off. Holders of options that were exercised and shares of restricted stock that were released prior to May 2, 2000 received shares of Agilent Technologies in connection with the spin-off. Although adjustments were made to the number of shares of restricted stock and restricted stock units as described above, the dollar values of restricted stock and restricted stock unit awards represent the dollar value on the date originally granted in order to reflect the intrinsic value of the compensation received at the time of grant. All option, restricted stock and restricted stock unit amounts have also been adjusted to reflect the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

                          SUMMARY COMPENSATION TABLE

                                                                         Long-Term Compensation
                                                                    --------------------------------
                                        Annual Compensation                 Awards          Payouts
                                 ---------------------------------- ---------------------- ---------
           (a)              (b)     (c)        (d)         (e)         (f)         (g)        (h)         (i)

                                                                    Restricted  Securities
                                                       Other Annual   Stock     Underlying   LTIP      All Other
Name and                                      Bonus    Compensation  Award(s)    Options/   Payouts   Compensation
Principal Position          Year Salary ($)  ($)/(1)/    ($)/(2)/    ($)/(3)/    SARs (#)  ($)/(4)/   ($)/(5)(6)/
------------------          ---- ---------- ---------- ------------ ----------- ---------- ---------  ------------
Carleton S. Fiorina........ 2001 $1,000,000          0   $ 74,811             0 1,000,000        N/A   $  173,262
 Chairman and Chief         2000  1,000,000 $1,766,250    205,113             0 1,280,042        N/A      755,266
 Executive Officer          1999    287,933    366,438          *   $65,557,400 1,535,810        N/A    3,551,678

Robert P. Wayman........... 2001    925,000          0          *             0   350,000  $(682,520)       6,885
 Executive Vice President,  2000    845,250    402,633          *        41,048   358,576    450,057        6,885
 Chief Financial Officer    1999    930,000    471,590          *     4,208,840   294,362          0      264,384
 and Director

Duane E. Zitzner........... 2001    725,000          0          *             0   350,000   (303,349)       6,085
 President--Computing       2000    575,000    273,900          *        26,522 1,015,902        N/A        6,885
 Systems                    1999    449,500    364,991          *     1,428,002   255,968        N/A        6,485

Ann M. Livermore........... 2001    700,000          0          *             0   350,000   (530,875)       6,085
 President--HP Services     2000    527,084    273,900          *        24,540   785,532        N/A        6,085
                            1999    499,313    187,721          *     4,713,851   255,968        N/A        5,799

Pradeep Jotwani............ 2001    625,000          0          *             0   300,000        N/A        6,885
 President--Consumer        2000    353,036    122,424          *        16,347   251,092        N/A        6,885
 Business Organization      1999    337,848    147,502          *       443,219    47,354        N/A        6,485

---------------------
 * Does not exceed reporting thresholds for perquisites and other personal benefits.

(1) The amounts shown in this column reflect payments under HP's Executive Pay-for-Results Plan, as amended and restated as of November 1, 2000 (the "Executive Pay-for-Results Plan," which term includes its predecessors, as applicable) and HP's prior cash profit-sharing plan. All HP officers subject to Section 162(m) of the Internal Revenue Code of 1986, as amended, and selected other employees were eligible to participate in the Executive Pay-for-Results Plan. During the fiscal years shown, all of the named executive officers participated in the Executive Pay-for-Results Plan.

    The Executive Pay-for-Results Plan permits the Compensation Committee to designate a portion of the annual cash compensation planned for certain executive officers as variable pay. Under the Executive Pay-for-Results Plan, the percentage of the targeted variable amount to be paid is dependent upon the degree to which performance metrics defined on a semi-annual basis were met. In November 2000 and May 2001, the

   Compensation Committee established the performance metrics for the first and second halves of fiscal 2001, respectively. These metrics varied for each participant, but at least a portion of each person's pay was dependent on Company-wide revenue and net profit metrics. For fiscal 2001, the Compensation Committee determined that the variable compensation for the named executive officers would be zero for both periods.

    For fiscal 2000, pursuant to the terms of her employment contract, Ms. Fiorina was entitled to receive a minimum guaranteed bonus of $1,250,000. During the second half of fiscal 2000, Ms. Fiorina received a prorated portion of the minimum annual guaranteed bonus, or $625,000, in accordance with normal payroll practices. In light of the Company falling short of meeting its net profit objectives for the second half of fiscal 2000, resulting in no payout to the other named executive officers and Executive Council members, Ms. Fiorina initiated a dialogue with the Compensation Committee and recommended that her guaranteed bonus for the second half of fiscal 2000 be zero. The Compensation Committee agreed with Ms. Fiorina's recommendation and modified Ms. Fiorina's fiscal 2001 bonus opportunity by reducing it by $625,000. After it was determined there would be no bonus payout to Ms. Fiorina for fiscal 2001, Ms. Fiorina paid the Company an amount equal to the after-tax amount of her second half fiscal 2000 guaranteed bonus of $625,000. In the first half of fiscal 2000, Ms. Fiorina received a short-term bonus of $1,141,250, as determined by the Compensation Committee.

    During fiscal 2000 and 1999, the cash profit-sharing plan was available to all employees of HP. Under the cash profit-sharing plan, a portion of HP's earnings for each half of its fiscal year was paid to all employees. The amount paid was based upon HP's performance as measured by return on assets and revenue growth. The amounts shown in this column that are not associated with bonuses payable under the Executive Pay-for-Results Plan are payments pursuant to HP's prior cash profit-sharing plan.

(2) For Ms. Fiorina, in fiscal 2001 this column includes $40,739 for incremental cost of company-required personal use of corporate aircraft, $19,122 in tax reimbursements and certain other perquisites, and in fiscal 2000 this column includes $105,657 for incremental cost of company-required personal use of corporate aircraft, $83,290 in tax reimbursements and certain other perquisites. The other named executive officers did not have perquisites and personal benefits in excess of reporting thresholds but did receive tax reimbursements in the following amounts during fiscal 2001: Mr. Wayman, $1,635, Mr. Zitzner, $1,635, Ms. Livermore, $1,635 and Mr. Jotwani, $1,635.

(3) The amounts disclosed in this column reflect for fiscal 2001, 2000, and 1999 the dollar values of (a) performance-based restricted stock granted to the named executive officers other than Ms. Fiorina and Mr. Jotwani, (b) time-based restricted stock granted to Ms. Livermore, (c) employment/transition agreement awards granted to the named executive officers in 1999, and (d) HP common stock that HP contributed under its previous Employee Stock Purchase Plan (the "ESPP") as a match for every two shares purchased by the named executive officers during the applicable fiscal years, as follows:

                    Performance-based    Time-based     Employment/Transition  Employee Stock
                    Restricted Stock  Restricted Stock    Agreement Awards      Purchase Plan
                    ----------------- ----------------- --------------------- -----------------
Name                # Shares $ Amount # Shares $ Amount # Shares   $ Amount   # Shares $ Amount
----                -------- -------- -------- -------- --------- ----------- -------- --------
Carleton S. Fiorina
2001...............       0  $      0    0        $0            0 $         0    N/A       N/A
2000...............       0         0    0         0            0           0      0   $     0
1999...............       0         0    0         0    1,486,336  65,557,400      0         0

Robert P. Wayman
2001...............       0         0    0         0            0           0    N/A       N/A
2000...............       0         0    0         0            0           0    842    41,048
1999...............  23,062   532,710    0         0       98,148   3,614,754  1,896    61,376

Duane E. Zitzner
2001...............       0         0    0         0            0           0    N/A       N/A
2000...............       0         0    0         0            0           0    544    26,522
1999...............  10,250   236,760    0         0       31,622   1,164,649    818    26,593

                 Performance-based     Time-based      Employment/Transition  Employee Stock
                 Restricted Stock   Restricted Stock     Agreement Awards      Purchase Plan
                 ----------------- ------------------- --------------------- -----------------
Name             # Shares $ Amount # Shares  $ Amount  # Shares   $ Amount   # Shares $ Amount
----             -------- -------- -------- ---------- --------  ----------  -------- --------
Ann M. Livermore
2001............       0  $      0       0  $        0       0   $        0    N/A        N/A
2000............       0         0       0           0       0            0    504    $24,540
1999............  17,938   414,330  64,066   2,699,250  42,590    1,568,596    980     31,675
Pradeep Jotwani
2001............       0         0       0           0       0            0    N/A        N/A
2000............       0         0       0           0       0            0    309     16,347
1999............       0         0       0           0       0      425,654    426     17,565

    As shown above, in connection with her employment as President and Chief Executive Officer, during fiscal 1999 Ms. Fiorina received 743,168 shares of restricted stock and 743,168 shares of restricted stock units that vest annually over a three-year period with an aggregate value of $65,557,400 at the time of grant. These shares were provided in order to compensate her partially for stock and options that she forfeited upon the termination of her employment with Lucent Technologies, Inc. and are reflected in this column. Ms. Fiorina's employment arrangements are described more fully under "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" below.

    The performance-based restricted stock shown above vests only to the extent that HP achieves stated performance goals with respect to earnings per share and return on assets over a three-year period ending October 31, 2001 for the performance-based restricted stock granted in fiscal 1999, and vests at the end of the three-year period. Because the stated performance goals for the three-year period ended October 31, 2001 were not met, 100% of the performance based restricted stock granted in fiscal 1999 to each of Mr. Wayman, Mr. Zitzner and Ms. Livermore was forfeited in fiscal 2001, as further described in footnote 4 below. The time-based restricted stock granted to Ms. Livermore are not subject to performance-based goals and vest at the end of a three-year period. The employment/transition agreement awards granted to Mr. Wayman, Mr. Zitzner, Ms. Livermore and Mr. Jotwani in 1999 were based on a Transition Agreement with each named executive officer, as described more fully in "Employment Contracts, Termination of Employment and Change-in-Control Arrangements." The amounts set forth above for restricted stock awards (other than for the ESPP) are based on the average stock price for HP common stock on the date of grant.

    The ESPP is a broad-based plan that was available to all HP employees until its replacement in November 2000. Under the terms of the ESPP in effect during the fiscal years shown, matching shares were provided that vest two years after HP's contributions, which occur on a rolling fiscal quarter basis, and are subject to forfeiture during the two-year period in the event of termination. The matching shares are reported for the year they were allocated rather than in the year they vested. The ESPP was replaced with a new employee stock purchase plan, known as the Share Ownership Plan, effective November 1, 2000 that does not provide matching shares.

    At the end of fiscal 2001, the aggregate share amount and dollar value of the restricted stock (and, in the case of Ms. Fiorina, restricted stock units) held by the named executive officers was as follows:

                                                      Number of
                                                       Shares      Value
                                                      --------- -----------
    Carleton S. Fiorina.............................. 1,006,375 $16,937,291
    Robert P. Wayman.................................    23,062     388,133
    Duane E. Zitzner.................................    35,876     603,794
    Ann M. Livermore.................................   120,442   2,027,039
    Pradeep Jotwani..................................         0           0

    The named executive officers receive non-preferential dividends on restricted stock held by them.

(4) In November 2001, the Compensation Committee reviewed the results for the three-year performance period ended October 31, 2001 and determined that the performance objectives associated with performance-based restricted stock granted in fiscal 1999 had not been met. Therefore, Mr. Wayman, Mr. Zitzner and Ms. Livermore forfeited 100% of the performance-based restricted stock granted to them in fiscal 1999. The value of the forfeiture is reflected in the Summary Compensation table as a negative LTIP payout in fiscal year 2001 based upon the value of HP stock as of the date of the grant in fiscal 1999 adjusted for the Agilent Technologies spin-off.

    In November 2000, the Compensation Committee reviewed the results for the three-year performance period ended October 31, 2000 and determined that the performance objectives associated with performance-based restricted stock granted in fiscal 1998 had been exceeded. Therefore, a 25% bonus to the restricted stock granted to Mr. Wayman in 1998 was made and the value of this bonus is reflected in the LTIP Payouts column in fiscal 2000 based upon the value of HP stock as of the date of the grant in fiscal year 1998.

    In November 1999, the Compensation Committee reviewed the results for the three-year performance period ended October 31, 1999 and determined that the performance objectives associated with performance-based restricted stock granted in fiscal 1997 had been met at target. Therefore, no adjustments to the stock grants were made and the amount in the LTIP Payouts column is correspondingly $0.

(5) For the named executive officers, this column includes the following payments by HP:

                                                   Term-Life   Accrued Sick
                                           401(k)  Insurance Leave Payment for
  Name                                    (TAXCAP)  Payment  Discontinued Plan
  ----                                    -------- --------- -----------------
  Carleton S. Fiorina
  2001...................................  $6,000     $85
  2000...................................   6,000      85
  1999...................................       0      24             N/A

  Robert P. Wayman
  2001...................................   6,800      85
  2000...................................   6,800      85
  1999...................................   6,400      85        $257,899

  Duane E. Zitzner
  2001...................................   6,000      85
  2000...................................   6,800      85
  1999...................................   6,400      85             N/A

  Ann M. Livermore
  2001...................................   6,000      85
  2000...................................   6,000      85
  1999...................................   5,714      85               0

  Pradeep Jotwani
  2001...................................   6,800      85
  2000...................................   6,800      85
  1999...................................   6,400      85             N/A

    For Ms. Fiorina, this column also includes a sign-on bonus of $3,000,000 paid in fiscal year 1999 and the following Company-sponsored relocation expenses: $167,177 fiscal 2001 mortgage assistance, $218,104 fiscal 2000 relocation tax reimbursement, $203,520 fiscal 2000 mortgage assistance, $327,557 other fiscal 2000 relocation expenses, $187,500 fiscal 1999 relocation allowance, $156,257 fiscal 1999 relocation tax reimbursement, $36,343 fiscal 1999 mortgage assistance and $171,554 other fiscal 1999 relocation expenses.

(6) The amounts described in this column do not include payment by HP on November 1, 1999 of a lump-sum settlement amount for benefits accrued under the Officers Early Retirement Plan (terminated effective November 1, 1999) in the amount of $1,641,169 for Mr. Wayman, $389,518 for Mr. Zitzner and $280,333 for Ms. Livermore.

                       OPTION GRANTS IN LAST FISCAL YEAR

   The following table provides information on option grants in fiscal 2001 to each of the named executive officers. HP did not grant any stock appreciation rights to the named executive officers during fiscal 2001.

                         Number of       % of Total
                         Securities        Options
                         Underlying      Granted to       Exercise                 Grant Date
                          Options       Employees in        Price      Expiration Present Value
Name                   Granted/(1)(2)/ Fiscal Year/(3)/ ($/Share)/(4)/    Date      ($)/(5)/
----                   --------------  ---------------  -------------  ---------- -------------
Carleton S. Fiorina...   1,000,000           1.5%          $35.13      Nov. 2010   $13,519,781
Robert P. Wayman......     350,000           0.5%          $35.13      Nov. 2010     4,731,923
Duane E. Zitzner......     350,000           0.5%          $35.13      Nov. 2010     4,731,923
Ann M. Livermore......     350,000           0.5%          $35.13      Nov. 2010     4,731,923
Pradeep Jotwani.......     300,000           0.5%          $35.13      Nov. 2010     4,055,934

---------------------
(1) All options granted in fiscal 2001 are exercisable 25% after the first year, 50% after the second year, 75% after the third year, and 100% after the fourth year.

(2) All or a portion of the unvested portion of these options vests in connection with certain terminations of employment. In addition, 50% of Ms. Fiorina's then unvested options vest upon a change of control of HP (see "Employment Contracts, Termination of Employment and Change-in-Control Arrangements" below).

(3) HP granted options to purchase approximately 65,628,000 shares to employees in fiscal 2001.

(4) The exercise price may be paid by delivery of already-owned shares and tax withholding obligations related to exercise may be paid by offset of the underlying shares, subject to certain conditions. Unless otherwise indicated, the exercise price is the fair market value on the date of grant.

(5) HP used a modified Black-Scholes model of option valuation to determine grant date present value. HP does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. Calculations for the named executive officers are based on a seven-year option term, which reflects HP's experience that its options, on average, are exercised within seven years of grant. Other assumptions used for the valuations are: risk free rate of return of 5.1%; annual dividend yield of 1.4%; and volatility of 39%. The resulting values are reduced by 10.5% to reflect the Company's experience with forfeitures.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

   The following table provides information on option exercises in fiscal 2001 by each of the named executive officers and the values of each of such officer's unexercised options at October 31, 2001. There were no stock appreciation rights exercised or outstanding.


                                                 Number of Securities        Value of Unexercised
                         Number             Underlying Unexercised Options   In-the-Money Options
                        of Shares              at Fiscal Year-End/(1)/      at Fiscal Year-End/(2)/
                        Acquired    Value   ------------------------------ -------------------------
Name                   on Exercise Realized Exercisable      Unexercisable Exercisable Unexercisable
----                   ----------- -------- -----------      ------------- ----------- -------------
Carleton S. Fiorina...      0         $0     1,087,865         2,727,987   $        0       $0
Robert P. Wayman......      0          0       835,078           817,362    1,958,328        0
Duane E. Zitzner......      0          0       487,295         1,252,317      469,742        0
Ann M. Livermore......      0          0       416,329         1,081,139       78,552        0
Pradeep Jotwani.......      0          0        76,510           516,494            0        0

---------------------
(1) All or a portion of the unvested portion of these options vests in connection with certain terminations of employment. In addition, 50% of Ms. Fiorina's then unvested options vest upon a change of control of HP (see "Employment Contracts, Termination of Employment and Change-in-Control Arrangements").

(2) The value of unexercised options is based upon the difference between the exercise price and the closing market price on October 31, 2001, which was $16.83.

                EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
                      AND CHANGE-IN-CONTROL ARRANGEMENTS

   HP entered into an employment agreement with Ms. Fiorina, Chairman, President and Chief Executive Officer of HP, as of July 17, 1999. The agreement provides for an initial base salary of $1,000,000 per year. It also provides for a targeted annual incentive award of $1,250,000 per year, with an opportunity to earn up to an additional $2,500,000 per year in annual variable compensation. This variable pay is guaranteed at target for the 2000 fiscal year and was prorated at the target level for the portion of the 1999 fiscal year during which Ms. Fiorina was employed. Ms. Fiorina is entitled to participate at a level commensurate with her position in all HP employee benefit programs and equity plans and is also entitled to all perquisites that other senior executives are entitled to receive and as are otherwise suitable to her position.

   In accordance with her employment agreement, Ms. Fiorina was also granted HP restricted stock, HP restricted stock units and HP non-qualified stock options in order to compensate her for stock and options that she forfeited upon the termination of her employment with Lucent Technologies, Inc. and that were scheduled to vest in the short-term. Details of these grants follow:

    1. Ms. Fiorina was granted 743,168 shares (as adjusted to reflect the distribution of shares of Agilent Technologies and the two-for-one stock split) of HP restricted stock. Subject to earlier vesting, as described below, and continued employment, the restricted stock vests one-third per year on each anniversary date of employment.

    2. Ms. Fiorina was also granted 743,168 shares (on an adjusted basis) of HP restricted stock units. Subject to earlier vesting, as described below, and continued employment, the restricted stock units vest one-third per year on each anniversary date of employment. Payment of the restricted stock units will occur on the first to occur of the fifth anniversary of employment, the date of any termination of employment or a change of control of HP, whether by merger or asset sale or acquisition of 35% or more of HP's voting securities.

    3. Ms. Fiorina was granted an option to purchase, within 10 years, 1,535,810 shares (on an adjusted basis) of HP common stock at a purchase price of $44.16 per share (on an adjusted basis). Subject to earlier vesting, as described below, and continued employment, such options will vest as to 25% of the shares on each anniversary of employment.

   As part of her employment agreement, HP also agreed to pay Ms. Fiorina a lump-sum hiring bonus of $3,000,000, reduced by any annual cash bonus she received from Lucent Technologies, Inc. for its fiscal year ending September 30, 1999. Ms. Fiorina's employment agreement also provided for specified relocation benefits and paid time off.

   In the event that Ms. Fiorina's employment is terminated involuntarily other than for cause, death or disability, or if Ms. Fiorina terminates her employment for good reason (generally a reduction in Ms. Fiorina's responsibilities or compensation, breach by HP of its obligations under the employment agreement, or failure to appoint Ms. Fiorina to the Board), then Ms. Fiorina will receive her accrued benefits, prorated bonus, her guaranteed bonus for fiscal 1999 and 2000 to the extent not previously paid, a severance amount of two times her base salary and target variable pay payable over a 24-month period, a two-year continuation of all welfare plans, full vesting of restricted stock and restricted stock units, and 50% vesting of all unvested stock options. However, if Ms. Fiorina's employment is terminated in contemplation of, at the time of, or within two years after a change in control of HP, then she will receive instead a severance amount of three times her base salary and specified variable pay payable on a lump-sum basis, a three-year continuation of all welfare plans, and 100% vesting of all unvested stock options.

   In the event of a change of control of HP, all restricted stock and unvested restricted stock units she holds will fully vest, and 50% of all unvested options she holds will fully vest. Payments to Ms. Fiorina in connection with a change in control will be increased to offset the effects of any golden parachute excise taxes payable with respect to such payments.

   As a condition to receiving severance and other benefits in connection with a termination of her employment, Ms. Fiorina agreed to execute a release in favor of HP and agreed that, during and for 24 months following her employment with HP, she will not render services to certain companies and will not solicit employees of HP or violate the confidentiality agreement she entered into with HP.

   In connection with the realignment of HP and the search for a new Chief Executive Officer, the Board adopted the Hewlett-Packard Company Executive Transition Program (the "Program") to provide certain key employees of HP (including Mr. Zitzner, Ms. Livermore and Mr. Jotwani) with financial security and incentives to remain with HP. The Program specified that, until the second anniversary date of the effective date of the Program (the "Transition Period"), HP would provide the Program participants with a base salary and target pay in accordance with the 1999 Variable Pay Plan and eligibility to participate in HP's equity programs, benefit programs and executive compensation programs. In addition, the Program participants would receive protection of their existing retirement benefits during the Transition Period. In the event that a Program participant was terminated involuntarily other than for cause or if the participant terminates his or her employment as a result of constructive termination (generally a reduction in the participant's compensation or a material reduction in his or her benefits) or the participant was terminated due to his or her disability, then the participant would receive a severance payment equal to the participant's annualized base pay plus target variable pay multiplied by a severance payment factor specified in the participant's notice of participation. For the named executive officers covered by the Program, the severance payment factor was 1.5. Pursuant to the Program, the following named executive officers received special restricted stock awards which vested in full in May 2001 in the following amounts (on an adjusted basis): Mr. Zitzner, 31,622 shares, Ms. Livermore, 42,590 shares and Mr. Jotwani, 9,020 shares. In the event of a qualifying termination as described above, participants would have also been entitled to receive full vesting of any stock options held and of restricted stock not subject to performance criteria, partial vesting of restricted stock subject to performance criteria, financial counseling benefits for one year and other benefits specified on the notice of participation. As a condition to receiving severance and other benefits in connection with a termination of employment, participants would have been required to execute a release in favor of HP and refrain from competing with HP or soliciting its employees.

   HP also entered into an employment agreement with Mr. Wayman as of May 20, 1999 for his employment as Executive Vice President, Finance and Administration and Chief Financial Officer. The agreement provides for an initial base salary of $930,000 per year and variable compensation of $270,000 per year. Pursuant to the agreement, Mr. Wayman receives protection of his existing retirement arrangements and a special restricted stock award of 98,148 shares (on an adjusted basis), corresponding to three times his targeted cash compensation divided by the fair market value of HP common stock as of the date of grant. These shares will vest upon a termination of Mr. Wayman's employment by HP other than for cause or by Mr. Wayman as a result of constructive termination (generally a reduction in Mr. Wayman's compensation, a material reduction in his benefits or HP's failure to retain Mr. Wayman as its Executive Vice President, Finance and Administration and Chief Financial Officer) or the distribution of shares in Agilent Technologies to HP shareowners prior to May 20, 2001 (any of the foregoing, a "Vesting Event"). Upon the occurrence of a Vesting Event, Mr. Wayman will also receive full vesting of any stock options held, partial vesting of other restricted stock held, financial counseling benefits for one year and other retiree benefits. Payments by HP to Mr. Wayman under the agreement or otherwise will be increased to offset the effects of any golden parachute excise taxes payable with respect to such payments. As a condition to receiving severance and other benefits under the agreement, Mr. Wayman agreed to execute a release in favor of HP and agreed that, for 18 months following the termination of his employment with HP, he will not compete with HP, solicit its employees, or violate his confidentiality obligations to HP.

   HP has adopted a retention program that includes the payment of retention bonuses to specified employees of HP that are contingent upon the completion of the business combination transaction with Compaq Computer Corporation. Ms. Fiorina would have been entitled to receive retention bonuses under this program totaling two times the sum of her current salary and target annual bonus (a total of $8.0 million), but she has declined to accept the right to participate in this program. Mr. Jotwani, Ms. Livermore, Mr. Wayman and Mr. Zitzner may receive three times current salary plus target bonus under this program, in each case payable in two equal installments, with the first installment payable on September 4, 2002 and the second installment payable on September 4, 2003, assuming that they remain employed through the installment payment dates.

   As a part of its retention program, HP also agreed to provide the executive officers who are receiving retention bonuses as described above certain payments and benefits in the event of a "qualifying termination" within two years after the completion date of the merger. A qualifying termination is defined as any termination by HP other than for cause, resignation of the executive for good cause (including a reduction in the executive's total salary plus target bonus, a reduction of the executive's base salary or a material reduction in the kind or level of the executive's employee benefits) or termination of the executive for disability. In the event of a qualifying termination within two years after the completion of the merger, the executive will become entitled to the following payments and benefits, offset by any retention payments described above previously paid to the executive:

  . a cash payment equal to 1.5 times the executive's then-current base salary plus target bonus;

  . the executive's stock options will become fully exercisable and will remain exercisable until the earlier of:

       -  the third anniversary of the executive's termination date; and

       -  the expiration of the term of the stock option;

  . any unvested restricted stock granted to the executive under HP's stock plans will vest and a portion of other restricted stock held by the executive will vest; and

  .  continuation of certain health benefits.

                                 PENSION PLAN

   The following table shows the estimated annual benefits payable upon retirement to HP employees in the United States under the Company's Deferred Profit-Sharing Plan (the "Deferred Plan") and the Company's Retirement Plan (the "Retirement Plan"), as well as the Company's Excess Benefit Retirement Plan (the "Excess Benefit Plan").

                 Estimated Annual Retirement Benefits/(1)(2)/

                                                   Years of Service
                                        ---------------------------------------
 Highest Five-Year Average Compensation    15       20        25         30
 -------------------------------------- -------- -------- ---------- ----------
               $  400,000.............. $ 86,662 $115,549 $  144,436 $  173,323
                  500,000..............  109,162  145,549    181,936    218,323
                  600,000..............  131,662  175,549    219,436    263,323
                  700,000..............  154,162  205,549    256,936    308,323
                  800,000..............  176,662  235,549    294,436    353,323
                  900,000..............  199,162  265,549    331,936    398,323
                1,000,000..............  221,662  295,549    369,436    443,323
                1,100,000..............  244,162  325,549    406,936    488,323
                1,200,000..............  266,662  355,549    444,436    533,323
                1,300,000..............  289,162  385,549    481,936    578,323
                1,400,000..............  311,662  415,549    519,436    623,323
                1,500,000..............  334,162  445,549    556,936    668,323
                1,600,000..............  356,662  475,549    594,436    713,323
                1,700,000..............  379,162  505,549    631,936    758,323
                1,800,000..............  401,662  535,549    669,436    803,323
                1,900,000..............  424,162  565,549    706,936    848,323
                2,000,000..............  446,662  595,549    744,436    893,323
                2,100,000..............  469,162  625,549    781,936    938,323
                2,200,000..............  491,662  655,549    819,436    983,323
                2,300,000..............  514,162  685,549    856,936  1,028,323
                2,400,000..............  536,662  715,549    894,436  1,073,323
                2,500,000..............  559,162  745,549    931,936  1,118,323
                2,600,000..............  581,662  775,549    969,436  1,163,323
                2,700,000..............  604,162  805,549  1,006,936  1,208,323
                2,800,000..............  626,662  835,549  1,044,436  1,253,323
                2,900,000..............  649,162  865,549  1,081,936  1,298,323
                3,000,000..............  671,662  895,549  1,119,436  1,343,323

---------------------
(1) Amounts exceeding $160,000 (as adjusted from time to time by the Internal Revenue Service) would be paid pursuant to the Excess Benefit Plan.

(2) No more than $200,000 (as adjusted from time to time by the Internal Revenue Service) of cash compensation may be taken into account in calculating benefits payable under the Retirement Plan.

   The compensation covered by the plans whose benefits are summarized in the table above equals base pay and bonuses paid pursuant to the Executive Pay-for-Results Plan. The covered compensation for each of the named executive officers is the highest five-year average of the amounts shown in the "Salary" column of the Summary Compensation table and amounts paid pursuant to the Executive Pay-for-Results Plan as shown in the "Bonus" column of the Summary Compensation table. Benefits payable upon retirement will be based on the total of the amounts shown in the "Salary" column of the Summary Compensation table and amounts paid pursuant to the Executive Pay-for-Results Plan as shown in the "Bonus" column of the Summary Compensation table.

   Officers named in the Summary Compensation table have been credited with the following years of service: Ms. Fiorina, two years; Mr. Wayman, 32 years; Mr. Zitzner, 12 years; Ms. Livermore, 19 years; and Mr. Jotwani, 19 years.

   Retirement benefits shown are payable at age 65 in the form of (1) a single life annuity, (2) a joint annuity, or (3) a lump sum to the employee, and reflect the maximum offset allowance currently in effect under Section 401(l) of the Internal Revenue Code to compute the offset for such benefits under the plans. For purposes of calculating the benefit, an employee may not be credited with more than 30 years of service.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

                       COMMON STOCK OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information, as of January 28, 2002 concerning:

  . The David and Lucile Packard Foundation, a beneficial owner of more than 5% of HP's common stock, as well as Mr. Walter B. Hewlett and Mr. Edwin E. van Bronkhorst;

  . beneficial ownership by all other current HP directors and the named executive officers set forth in the Summary Compensation table on page 92; and

  . beneficial ownership by all current HP directors and HP executive officers as a group.

   The information provided in the table is based on the Company's records, information filed with the Securities and Exchange Commission and information provided to the Company, except where otherwise noted.

   The table begins with certain ownership information of the families of HP's founders and their related entities: (1) the foundation of the late Mr. David Packard and a related charitable institution, and (2) The William R. Hewlett Revocable Trust, a family foundation and other related persons.

   The number of shares beneficially owned by each entity, person, director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the individual has the right to acquire as of March 29, 2002 (60 days after January 28, 2002) through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

                          BENEFICIAL OWNERSHIP TABLE

                                                        Amount and Nature of        Percent
Name and Address of Beneficial Owner                 Beneficial Ownership/(1)(2)/   of Class
------------------------------------                 ---------------------------    --------
The David and Lucile Packard Foundation
(the "Packard Foundation").......................... 201,279,656                      10.4%
  300 Second Street, Suite 200
  Los Altos, CA 94022

The Packard Humanities Institute ("PHI")/(3)/.......  25,760,000                       1.3%
  300 Second Street, Suite 201
  Los Altos, CA 94022

The William R. Hewlett Revocable Trust
dated February 3, 1995 (the "Hewlett Trust")/(4)/...  72,802,148                       3.7%
  c/o Los Trancos Management, LLC
  1501 Page Mill Road MS 3U-10
  Palo Alto, CA 94304

The William and Flora Hewlett Foundation
(the "Hewlett Foundation")/(5)/.....................  36,457,840                       1.9%
  525 Middlefield Road, Suite 200
  Menlo Park, CA 94025

                                                           Amount and Nature of      Percent
Name and Address of Beneficial Owner                    Beneficial Ownership/(1)(2)/ of Class
------------------------------------                    ---------------------------  --------

Walter B. Hewlett/(6)(7)/..............................     401,896   Direct
  c/o Los Trancos Management, LLC                            37,905   Vested Options
  1501 Page Mill Road MS 3U-10                            2,506,645   Indirect/(8)/
                                                          ---------
  Palo Alto, CA 94304                                     2,946,446                      */(1)/

Edwin E. van Bronkhorst/(7)(9)/........................         176   Direct
  c/o Los Trancos Management, LLC                         5,887,235   Indirect/(10)/
  1501 Page Mill Road MS 3U-10                            ---------
                                                          5,887,411                      */(1)/
  Palo Alto, CA 94304

All Other Directors and Named Executive Officers Not Listed Above:

Phillip M. Condit......................................      10,023   Direct
                                                             10,000   Vested Options
                                                            -------
                                                             20,023                      *

Patricia C. Dunn.......................................      32,047   Direct
                                                             10,000   Vested options
                                                            -------
                                                             42,047                      *

Carleton S. Fiorina....................................     407,629   Direct
                                                          1,337,865   Vested Options
                                                          ---------
                                                          1,745,494                      *

Sam Ginn...............................................      12,167   Direct
                                                             21,092   Vested Options
                                                            -------
                                                             33,259                      *

Richard A. Hackborn....................................      17,126   Direct
                                                             10,000   Vested Options
                                                            -------
                                                             27,126                      *

George A. Keyworth II..................................       8,080   Direct
                                                             32,665   Vested Options
                                                            -------
                                                             40,745                      *

Robert E. Knowling, Jr.................................       4,000   Direct
                                                             17,707   Vested Options
                                                            -------
                                                             21,707                      *

Robert P. Wayman.......................................     299,794   Direct
                                                          1,092,156   Vested Options
                                                                120   Indirect/(11)/
                                                          ---------
                                                          1,392,070                      *

Pradeep Jotwani........................................      34,857   Direct
                                                            203,024   Vested Options
                                                            -------
                                                            237,881                      *

Ann M. Livermore.......................................     121,683   Direct
                                                            641,412   Vested Options
                                                            -------
                                                            763,095                      *

Duane E. Zitzner.......................................     100,266   Direct
                                                            736,375   Vested Options
                                                            -------
                                                            836,641                      *

All Current Directors and Executive Officers as a Group
  (19 persons).........................................  94,228,269   /(12)(13)(14)/   4.9%

---------------------
  *  Represents holdings of less than one percent.

 (1) None of HP's named executive officers, directors or persons listed in the table beneficially owns more than 1% of HP's outstanding shares, except for Mr. Walter B. Hewlett and Mr. Edwin E. van Bronkhorst. Based on the total of 1,941,391,000 shares outstanding as of January 28, 2002, and the 87,730,887 shares reported for Mr. Hewlett and 90,689,559 shares reported for Mr. van Bronkhorst in their preliminary proxy statement filed January 14, 2002 with the Securities and Exchange Commission, Mr. Hewlett and Mr. Van Bronkhorst beneficially own 4.5% and 4.7%, respectively. These percentages represent, in part, shared voting and investment power and in some cases may cover the same shares. Accordingly, the ownership percentages for each of the above individuals should not be combined to determine the total voting power and investment power of the Hewlett family. For these named individuals, the number of shares indicated under the "Amount and Nature of Beneficial Ownership" column in the table reflects all shares held directly or indirectly by them except for any beneficial ownership interest, as described elsewhere in the table, that they may have in PHI, the Hewlett Trust or the Hewlett Foundation.

 (2) Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, "Vested Options" are options that may be exercised as of March 29, 2002.

 (3) The directors of PHI include Mr. Hewlett (who is also a director of HP) and Mr. van Bronkhorst. Mr. Hewlett and Mr. van Bronkhorst share (with other persons) voting and investment power over the PHI shares and accordingly are considered beneficial owners of these shares; however, Mr. Hewlett and Mr. van Bronkhorst disclaim any beneficial interest in the PHI shares because they have no economic interest in any of these shares. Furthermore, Mr. Hewlett and Mr. van Bronkhorst indicated in their preliminary proxy statement filed January 14, 2002 with the Securities and Exchange Commission that they have irrevocably agreed to abstain from voting as directors of the PHI with respect to the voting or disposition of such shares until the later of (i) 90 days after November 13, 2001, or
     (ii) the date on which the proposed merger with Compaq Computer Corporation terminates or closes.

 (4) As of January 14, 2002, the co-trustees of the Hewlett Trust are Mr. Hewlett and Mr. van Bronkhorst. As co-trustees of the Hewlett Trust, Mr. Hewlett and Mr. van Bronkhorst share voting and investment power over the Hewlett Trust shares. Accordingly, each of them is considered a beneficial owner of these shares; however, Mr. Hewlett and Mr. van Bronkhorst disclaim any beneficial interest in the Hewlett Trust shares because they have no economic interest in any of these shares.

 (5) Mr. Hewlett is the chairman of the Hewlett Foundation; however, he disclaims voting or investment power over the Hewlett Foundation shares as voting and dispositive power are exercised by an independent stock committee, and Mr. Hewlett is not a member of the independent stock committee. Mr. Hewlett disclaims any beneficial interest in the Hewlett Foundation shares because he has no economic interest in any of these shares.

 (6) Son of the late Mr. William R. Hewlett, director of HP, PHI and the Hewlett Foundation, co-trustee of the Hewlett Trust and co-executor of the estate of the late Mr. William R. Hewlett.

 (7) In their Schedule 13D filed with the Securities and Exchange Commission on November 14, 2001, Mr. Hewlett and Mr. Van Bronkhorst, Ms. Eleanor H. Gimon and Ms. Mary Hewlett Jaffe acknowledged that publicly stating their opposition to the proposed merger of HP and Compaq Computer Corporation could be viewed as holding shares of HP stock with the purpose or effect of changing or influencing control of HP and that issuing a press release on November 6, 2001 announcing their intent to vote against the proposed merger could lead to an allegation that a "group" has been formed within the meaning of Rule 13(d)-5(b)(1) of the Securities Exchange Act of 1934, as amended. The filing specifically states that the reporting persons do not concede that such a "group" has been formed.

 (8) Indirect holdings include 17,240 shares held by Mr. Hewlett as custodian for his children. Mr. Hewlett disclaims any beneficial interest in all of these shares. Indirect holdings also include 768,520 shares held by the Public Policy Institute of California ("PPIC"). Mr. Hewlett also disclaims beneficial ownership of these shares because, while he shares voting and dispositive authority with the other directors of the PPIC, he has no economic interest in such shares. Indirect holdings also include 1,720,885 shares held by the estate of the late Mr. William R. Hewlett. Mr. Hewlett also disclaims any interest in these shares because, while he and Mr. van Bronkhorst share voting and investment power over such shares, they have no economic interest in any of them.

 (9) Director of PHI, co-executor of the estate of William R. Hewlett and trustee of certain Hewlett family trusts.

(10) Indirect holdings include 1,601,950 shares held in a trust for Ms. Mary Hewlett Jaffe and 398,400 shares are held in a trust for Ms. Eleanor H. Gimon, of which trusts Mr. van Bronkhorst is a co-trustee.
     Mr. van Bronkhorst disclaims any beneficial interest in all of the shares held by those trusts because he has no economic interest in any of those shares. Indirect holdings also include 1,720,885 shares held by the estate of the late Mr. William R. Hewlett; however, Mr. van Bronkhorst disclaims any beneficial interest in such shares because, while Mr. van Bronkhorst and Mr. Hewlett share voting and investment power over such shares, they have no economic interest in any of them. Indirect holdings also include 2,166,000 shares held in The Flora L. Hewlett Trust for the grandchildren of the late Mr. William R. Hewlett. Mr. van Bronkhorst is a trustee with shared voting and investment power over such shares; however, Mr. van Bronkhorst disclaims any beneficial interest in all of these shares because he has no economic interest in any of these shares.

(11) Includes 120 shares held by Mr. Wayman as custodian for his son.

(12) Includes an aggregate of 5,179,327 shares that the current directors and executive officers have the right to acquire as of March 29, 2002 through the exercise of options.

(13) Includes an aggregate of 92,488,240 shares held by current directors and executive officers in fiduciary or beneficial capacities. The total number of shares held by Mr. Hewlett in fiduciary or beneficial capacities used for this calculation is 87,346,698. It has been calculated by taking the 87,730,887 shares reported in Mr. Hewlett's preliminary proxy statement filed with the Securities and Exchange Commission on January 14, 2002 subtracting the 401,896 shares he owns directly and adding 17,707 shares that Mr. Hewlett has the right to acquire as of March 29, 2002.

(14) The total number of shares reported for Mr. Hewlett is 87,748,594 based on the 87,730,887 shares reported in Mr. Hewlett's preliminary proxy statement filed with the Securities and Exchange Commission on January 14, 2002 and an additional 17,707 shares that Mr. Hewlett has the right to require as of March 29, 2002.

ITEM 13.  Certain Relationships and Related Transactions.

   None.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) The following documents are filed as part of this report:

   1.  All Financial Statements:

       The following financial statements are filed as part of this report under Item 8--"Financial Statements and Supplementary Data."

       Report of Independent Auditors............................... 42
       Report of Independent Accountants............................ 43
       Statement of Management Responsibility....................... 44
       Consolidated Statement of Earnings........................... 45
       Consolidated Balance Sheet................................... 46
       Consolidated Statement of Cash Flows......................... 47
       Consolidated Statement of Stockholders' Equity............... 48
       Notes to Consolidated Financial Statements................... 49
       Quarterly Summary............................................ 84

   2.  Financial Statement Schedules:

       Schedule II--Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2001.

       All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

                                                                    Schedule II

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                       Valuation and Qualifying Accounts

                                                              Years ended
                                                              October 31,
                                                          ------------------
                                                          2001   2000   1999
                                                          -----  -----  ----
                                                             (In millions)
  Allowance for doubtful accounts--accounts receivable:
   Balance, beginning of period.......................... $ 171  $ 214  $129
   Additions to allowance................................   206    122   102
   Deductions, net of recoveries.........................  (102)  (165)  (17)
                                                          -----  -----  ----
   Balance, end of period................................ $ 275  $ 171  $214
                                                          =====  =====  ====

  Allowance for doubtful accounts--financing receivables:
   Balance, beginning of period.......................... $  69  $  47  $ 43
   Additions to allowance................................   232     60    38
   Deductions, net of recoveries.........................  (154)   (38)  (34)
                                                          -----  -----  ----
   Balance, end of period................................ $ 147  $  69  $ 47
                                                          =====  =====  ====

    3. Exhibits:

       The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. HP shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit
Number                                                Description
------                                                -----------
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

 3(c)   Registrant's Amended and Restated By-Laws, which appears as Exhibit 3.1 to Registrant's Form 8-K dated November 6, 2001, which exhibit is incorporated herein by reference.

 3(d)   Registrant's Certificate of Designation of Rights, Preferences and Privileges of Series A Participating
        Preferred Stock, which appears as Exhibit 3.4 to Registrant's Form 8-A dated September 4, 2001, which exhibit is incorporated herein by reference.

 4(a)   Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017, which appears as Exhibit 4.2 to Registrant's
        Registration Statement on Form S-3 (Registration No. 333-44113), which exhibit is incorporated herein by reference.

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

Exhibit
Number                                               Description
------                                               -----------
  4(f)  Preferred Stock Rights Agreement, dated as of August 31, 2001, between Hewlett-Packard Company and Computershare Investor Services, LLC., which appears as Exhibit 4.1 to Registrant's Form 8-K dated August 31, 2001, which exhibit is incorporated herein by reference.

  4(g)  Underwriting Agreement, dated December 3, 2001, between Hewlett-Packard Company and Credit
        Suisse First Boston Corporation and Salomon Smith Barney Inc., as representatives of the several underwriters named therein, which appears as Exhibit 1.1 to Registrant's Form 8-K dated
        December 7, 2001, which exhibit is incorporated herein by reference.

  4(h)  Form of 5.75% Global Note due December 15, 2006 and related officers' certificate, which appear as
        Exhibits 4.1 and 4.2 to Registrant's Form 8-K dated December 7, 2001, which exhibits are incorporated herein by reference.

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

 10(h)  Registrant's 1997 Director Stock Plan, which appears as Exhibit 99 to Registrant's Form S-8 filed on
        March 7, 1997, which exhibit is incorporated herein by reference.*

 10(i)  Registrant's Executive Deferred Compensation Plan, Amended and Restated effective November 1,
        2000, which appears as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, which exhibit is incorporated herein by reference.*

 10(j)  VeriFone, Inc. Amended and Restated 1992 Non-Employee Directors' Stock Option Plan, which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

 10(k)  VeriFone, Inc. Amended and Restated Incentive Stock Option Plan and form of agreement, which appears as Exhibit 99.2 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

Exhibit
Number                                               Description
------                                               -----------
 10(l)  VeriFone, Inc. Amended and Restated 1987 Supplemental Stock Option Plan and form of agreement, which appears as Exhibit 99.3 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

 10(m)  Enterprise Integration Technologies Corporation 1991 Stock Plan and form of agreement, which appears as Exhibit 99.4 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

 10(n)  VeriFone, Inc. Amended and Restated Employee Stock Purchase Plan, which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

 10(o)  Registrant's 1998 Subsidiary Employee Stock Purchase Plan and the Subscription Agreement, which appear as Appendices E and E-1 to Registrant's Proxy Statement dated January 12, 1998, respectively, which appendices are incorporated herein by reference.*

 10(p)  Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina, which appears as Exhibit 10(gg) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        July 31, 1999, which exhibit is incorporated herein by reference.*

 10(q)  Executive Transition Program, which appears as Exhibit 10(hh) to Registrant's Quarterly Report on
        Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*

 10(r)  Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between
        Registrant and Carleton S. Fiorina, which appears as Exhibit 10(ii) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*

 10(s)  Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina, which appears as Exhibit 10(jj) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        July 31, 1999, which exhibit is incorporated herein by reference.*

 10(t)  Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina, which appears as Exhibit 10(kk) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*

 10(u)  Registrant's 2000 Stock Plan amended as of October 27, 2000.*

 10(v)  Registrant's 2000 Employee Stock Purchase Plan amended as of March 29, 2001.*

 10(w)  Registrant's Executive Pay-For-Results Plan (Amended and Restated as of November 1, 2000),
        which appears as Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended
        October 31, 2000, which exhibit is incorporated herein by reference.*

 10(x)  Registrant's Pay-For-Results Short-Term Bonus Plan (Effective November 1, 2000), which appears as Exhibit 10(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31,
        2000, which exhibit is incorporated herein by reference.*

 10(y)  StorageApps Inc. 2000 Stock Incentive Plan, which appears as Exhibit 4.1 to Registrant's Form S-8 filed on September 26, 2001, which exhibit is incorporated herein by reference.*

 10(z)  Registrant's 2001 Executive Transition Program.*

 11     Not applicable.

 12     Statement of Computation of Ratio of Earnings to Fixed Charges.

 13-15  Not applicable.

Exhibit
Number                                           Description
------                                           -----------

 16     Letter regarding change in independent accountants.

 17     Not applicable.

 18     None.

 19-20  Not applicable.

 21     Subsidiaries of Registrant as of January 17, 2002.

 22     None.

 23.1   Consent of Independent Auditors.

 23.2   Consent of Independent Accountants.

 24     Powers of Attorney. Contained in page 113 of this Annual Report on Form 10-K and incorporated herein by reference.

 25-27  Not applicable.

 28     None.

 99     2001 Employee Stock Purchase Plan Annual Report on Form 11-K.

---------------------
*  Indicates management contract or compensatory plan, contract or arrangement.

   Exhibit numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.

   (b) Reports on Form 8-K

   On August 16, 2001, HP filed a report on Form 8-K, which reported under Item 5, the issuance of a press release containing financial information for the third quarter and first nine months of fiscal year 2001 and forward-looking statements relating to the fourth quarter of fiscal year 2001.

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

   On September 13, 2001, HP filed a report on Form 8-K/A, which amended the Form 8-K filed on September 4, 2001.

   On September 18, 2001, HP filed a report on Form 8-K, which reported under
Item 5 the issuance of a press release on September 17, 2001 announcing that it has resumed its normal stock repurchase activities, and that it has authorization of approximately $1.8 billion available for the repurchase of shares as part of its share repurchase programs.

   On September 19, 2001, HP filed a report on Form 8-K/A, which amended the Form 8-K filed on September 7, 2001.

   On November 6, 2001, HP filed a report on Form 8-K under Exhibit 3.1 to correct clerical errors contained in the Amended and Restated Bylaws of the Company attached as an exhibit to the registration statement on Form 8-A filed by the Company with the Securities and Exchange Commission on September 4, 2001.

   On November 14, 2001, HP filed a report on Form 8-K, which reported under
Item 5 the issuance of a press release announcing HP's fourth quarter results dated November 14, 2001 relating to its fiscal 2001 fourth quarter and 2002 guidance.

   On November 16, 2001, HP filed a report on Form 8-K, which reported under
Item 5 the filing with the Securities and Exchange Commission a Registration Statement on Form S-4 (the "Registration Statement") in connection with the proposed business combination of HP and Compaq Computer Corporation, a Delaware corporation ("Compaq"), by means of a merger of a wholly-owned subsidiary of HP with and into Compaq (the "Merger"). Risk factors relating to the Merger and the combined company following the Merger and unaudited pro forma financial information of HP giving effect to the Merger as a purchase of Compaq by HP using the purchase method of accounting were included in the Registration Statement and attached as exhibits and incorporated by reference in the Form 8-K.

   On November 30, 2001, HP filed a report on Form 8-K relating to the proposed merger with Compaq Computer Corporation, which attached as exhibits and incorporated by reference in the Form 8-K: (i) the historical audited consolidated financial statements of Compaq including Compaq's consolidated balance sheet at December 31, 2000 and 1999, and the consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000, and (ii) the historical unaudited interim condensed consolidated financial statements of Compaq including Compaq's condensed consolidated balance sheet at September 30, 2001, the condensed consolidated statement of income for the three and nine months ended September 30, 2001 and 2000, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000.

   On December 7, 2001, HP filed a report on Form 8-K, which reported under
Item 5 the issuance of the 5.75% Global Notes due December 15, 2006. The report also filed the form of the 5.75% Global Note, the Underwriting Agreement and the Section 301 Officers' Certificate with respect thereto.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2002
                                          HEWLETT-PACKARD COMPANY

                                          By:  /s/  ANN O. BASKINS
                                             ________________________________
                                             Ann O. Baskins
                                             Vice President, General Counsel
                                             and Secretary

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

         Signature                         Title(s)                      Date
         ---------                         --------                      ----

  /s/  CARLETON S. FIORINA   Chairman, President and               January 29, 2002
____________________________ Chief Executive Officer
    Carleton S. Fiorina      (Principal Executive Officer)

   /s/  ROBERT P. WAYMAN     Executive Vice President, Finance     January 29, 2002
____________________________ and Administration, Chief Financial
      Robert P. Wayman       Officer (Principal Financial Officer)
                             and Director

    /s/  JON E. FLAXMAN      Vice President and Controller         January 29, 2002
____________________________ (Principal Accounting Officer)
       Jon E. Flaxman

   /s/  PHILIP M. CONDIT     Director                              January 29, 2002
____________________________
      Philip M. Condit

   /s/  PATRICIA C. DUNN     Director                              January 29, 2002
____________________________
      Patricia C. Dunn

       /s/  SAM GINN         Director                              January 29, 2002
____________________________
          Sam Ginn

  /s/  RICHARD A. HACKBORN   Director                              January 29, 2002
____________________________
    Richard A. Hackborn

   /s/  WALTER B. HEWLETT    Director                              January 29, 2002
____________________________
     Walter B. Hewlett

 /s/  GEORGE A. KEYWORTH II  Director                              January 29, 2002
____________________________
   George A. Keyworth II

/s/  ROBERT E. KNOWLING, JR. Director                              January 29, 2002
____________________________
  Robert E. Knowling, Jr.

                                 EXHIBIT INDEX


Exhibit
Number                                                Description
------                                                -----------
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

 3(c)   Registrant's Amended and Restated By-Laws, which appears as Exhibit 3.1 to Registrant's Form 8-K dated November 6, 2001, which exhibit is incorporated herein by reference.

 3(d)   Registrant's Certificate of Designation of Rights, Preferences and Privileges of Series A Participating
        Preferred Stock, which appears as Exhibit 3.4 to Registrant's Form 8-A dated September 4, 2001, which exhibit is incorporated herein by reference.

 4(a)   Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017, which appears as Exhibit 4.2 to Registrant's
        Registration Statement on Form S-3 (Registration No. 333-44113), which exhibit is incorporated herein by reference.

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

 4(g)   Underwriting Agreement, dated December 3, 2001, between Hewlett-Packard Company and Credit
        Suisse First Boston Corporation and Salomon Smith Barney Inc., as representatives of the several underwriters named therein, which appears as Exhibit 1.1 to Registrant's Form 8-K dated
        December 7, 2001, which exhibit is incorporated herein by reference.

 4(h)   Form of 5.75% Global Note due December 15, 2006 and related officers' certificate, which appear as
        Exhibits 4.1 and 4.2 to Registrant's Form 8-K dated December 7, 2001, which exhibits are incorporated herein by reference.

Exhibit
Number                                               Description
------                                               -----------
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

 10(h)  Registrant's 1997 Director Stock Plan, which appears as Exhibit 99 to Registrant's Form S-8 filed on
        March 7, 1997, which exhibit is incorporated herein by reference.*

 10(i)  Registrant's Executive Deferred Compensation Plan, Amended and Restated effective November 1,
        2000, which appears as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2000, which exhibit is incorporated herein by reference.*

 10(j)  VeriFone, Inc. Amended and Restated 1992 Non-Employee Directors' Stock Option Plan, which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

 10(k)  VeriFone, Inc. Amended and Restated Incentive Stock Option Plan and form of agreement, which appears as Exhibit 99.2 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

 10(l)  VeriFone, Inc. Amended and Restated 1987 Supplemental Stock Option Plan and form of agreement, which appears as Exhibit 99.3 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

 10(m)  Enterprise Integration Technologies Corporation 1991 Stock Plan and form of agreement, which appears as Exhibit 99.4 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

 10(n)  VeriFone, Inc. Amended and Restated Employee Stock Purchase Plan, which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*

 10(o)  Registrant's 1998 Subsidiary Employee Stock Purchase Plan and the Subscription Agreement, which appear as Appendices E and E-1 to Registrant's Proxy Statement dated January 12, 1998, respectively, which appendices are incorporated herein by reference.*

 10(p)  Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina, which appears as Exhibit 10(gg) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
        July 31, 1999, which exhibit is incorporated herein by reference.*

Exhibit
Number                                              Description
------                                              -----------
 10(q)  Executive Transition Program, which appears as Exhibit 10(hh) to Registrant's Quarterly Report
        onForm 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein byreference.*

 10(r)  Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, betweenRegistrant and Carleton S. Fiorina, which appears as Exhibit 10(ii) to Registrant's Quarterly Reporton Form
        10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*

 10(s)  Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina, whichappears as Exhibit 10(jj) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter
        endedJuly 31, 1999, which exhibit is incorporated herein by reference.*

 10(t)  Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S.
        Fiorina,which appears as Exhibit 10(kk) to Registrant's Quarterly Report on Form 10-Q for the
        fiscal quarterended July 31, 1999, which exhibit is incorporated herein by reference.*

 10(u)  Registrant's 2000 Stock Plan amended as of October 27, 2000.*

 10(v)  Registrant's 2000 Employee Stock Purchase Plan amended as of March 29, 2001.*

 10(w)  Registrant's Executive Pay-For-Results Plan (Amended and Restated as of November 1, 2000),which appears as Exhibit 10(y) to Registrant's Annual Report on Form 10-K for the fiscal year
        endedOctober 31, 2000, which exhibit is incorporated herein by reference.*

 10(x)  Registrant's Pay-For-Results Short-Term Bonus Plan (Effective November 1, 2000), which appearsas
        Exhibit 10(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31,2000, which exhibit is incorporated herein by reference.*

 10(y)  StorageApps Inc. 2000 Stock Incentive Plan, which appears as Exhibit 4.1 to Registrant's Form
        S-8filed on September 26, 2001, which exhibit is incorporated herein by reference.*

 10(z)  Registrant's 2001 Executive Transition Program.*

 11     Not applicable.

 12     Statement of Computation of Ratio of Earnings to Fixed Charges.

 13-15  Not applicable.

 16     Letter regarding change in independent accountants.

 17     Not applicable.

 18     None.

 19-20  Not applicable.

 21     Subsidiaries of Registrant as of January 17, 2002.

 22     None.

 23.1   Consent of Independent Auditors.

 23.2   Consent of Independent Accountants.

 24     Powers of Attorney. Contained in page 113 of this Annual Report on Form 10-K and incorporatedherein by reference.

 25-27  Not applicable.

 28     None.

 99     2001 Employee Stock Purchase Plan Annual Report on Form 11-K.

---------------------
*  Indicates management contract or compensatory plan, contract or arrangement.


   Exhibit numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.