Form 10-K/A
period 2001-10-31
HEWLETT PACKARD CO
filed 2002-01-30
CIK 47217

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------


                                  FORM 10-K/A


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
                Common Stock              New York Stock Exchange, Inc.
         par value $0.01 per share          The Pacific Exchange, Inc.
      Preferred Share Purchase Rights


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   This amendment to the Annual Report on Form 10-K of Hewlett-Packard Company for the fiscal year ended October 31, 2001 is being filed solely for the purpose of correcting an omission in the listing of registered securities on the cover page and certain typographical errors on page 37 of the original Form 10-K filed on January 29, 2002.


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

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)



   As a Delaware corporation, HP also is subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some shareowners from engaging in certain business combinations without approval of the holders of substantially all of HP's outstanding common stock.



   Any provision of HP's certificate of incorporation or bylaws, HP's shareowner rights plan or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for HP shareowners to receive a premium for their shares of HP common stock, and could also affect the price that some investors are willing to pay for HP common stock.


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


   Completion of the merger also is subject to numerous risks and uncertainties. HP and Compaq may be unable to obtain regulatory or shareowner approvals required to complete the merger in a timely manner or at all. In order to obtain regulatory approval, we may be required to comply with material restrictions or conditions, which could include a complete or partial license, divestiture, spin-off or the holding separate of assets or businesses. HP and Compaq also are required to obtain separate shareowner approvals in connection with the merger. Walter B. Hewlett, Eleanor Hewlett Gimon, Mary Hewlett Jaffe and The William R. Hewlett Revocable Trust have announced that they intend to vote against the proposal to approve the issuance of HP common stock in connection with the Compaq merger. In addition, each of the William and Flora Hewlett Foundation and the David and Lucile Packard Foundation has announced its intention to vote against the proposal to approve the issuance of HP common stock in connection with the Compaq merger. Mr. Hewlett (co-trustee of the William R. Hewlett Revocable Trust and Chairman of the Hewlett Foundation), Edwin van Bronkhorst (co-trustee of the William R. Hewlett Revocable Trust and trustee of certain Hewlett family trusts) and The William R. Hewlett Revocable Trust have filed a preliminary proxy statement with the Securities and Exchange Commission stating that they intend to solicit proxies from HP shareowners against the proposal to approve the issuance of shares of HP common stock in connection with the Compaq merger and have disseminated to HP shareowners soliciting materials encouraging HP shareowners to vote against the Compaq merger. If the merger is not completed, the price of HP common stock may decline to the extent that the current market price of HP common stock reflects a market assumption that the merger will be completed. Moreover, HP would not derive the strategic benefits expected to result from the merger, such as creating a more complete and balanced product and services portfolio and providing economies of scale in businesses such as PCs. In addition, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of the product and service offerings and strategy of HP on a standalone basis. We also will be required to pay significant costs incurred

                   HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)

in connection with the merger, including legal, accounting and a portion of the financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances, HP may be required to pay Compaq a termination fee of $675 million in connection with the termination of the merger agreement.

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

  5-8   Not applicable.

  9     None.

 10(a)  Registrant's 1985 Incentive Compensation Plan, as amended.*+

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

 10(u)  Registrant's 2000 Stock Plan amended as of October 27, 2000.*+

 10(v)  Registrant's 2000 Employee Stock Purchase Plan amended as of March 29, 2001.*+

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

 10(z)  Registrant's 2001 Executive Transition Program.*+

 11     Not applicable.

 12     Statement of Computation of Ratio of Earnings to Fixed Charges.

 13-15  Not applicable.

     Exhibit
     Number                           Description
     ------                           -----------

      16     Letter regarding change in independent accountants.

      17     Not applicable.

      18     None.

      19-20  Not applicable.

      21     Subsidiaries of Registrant as of January 17, 2002.+

      22     None.

      23.1   Consent of Independent Auditors.

      23.2   Consent of Independent Accountants.

      24     Powers of Attorney.+

      25-27  Not applicable.

      28     None.

      99     2001 Employee Stock Purchase Plan Annual Report on Form 11-K.+

---------------------
*  Indicates management contract or compensatory plan, contract or arrangement.


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

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: January 30, 2002

                                          HEWLETT-PACKARD COMPANY


                                          By:  /s/  CHARLES N. CHARNAS

                                             ________________________________

                                             Charles N. Charnas
                                             Assistant Secretary and Senior
                                             Managing Counsel

   Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                         Title(s)                      Date
          ---------                         --------                      ----

              *               Chairman, President and               January 30, 2002
_____________________________ Chief Executive Officer
     Carleton S. Fiorina      (Principal Executive Officer)

              *               Executive Vice President, Finance     January 30, 2002
_____________________________ and Administration, Chief Financial
      Robert P. Wayman        Officer (Principal Financial Officer)
                              and Director

              *               Vice President and Controller         January 30, 2002
_____________________________ (Principal Accounting Officer)
       Jon E. Flaxman

              *               Director                              January 30, 2002
_____________________________
      Philip M. Condit

              *               Director                              January 30, 2002
_____________________________
      Patricia C. Dunn

              *               Director                              January 30, 2002
_____________________________
          Sam Ginn

              *               Director                              January 30, 2002
_____________________________
     Richard A. Hackborn

              *               Director                              January 30, 2002
_____________________________
      Walter B. Hewlett

              *               Director                              January 30, 2002
_____________________________
    George A. Keyworth II

              *               Director                              January 30, 2002
_____________________________
   Robert E. Knowling, Jr.

*BY:  /S/  CHARLES N. CHARNAS
_____________________________
     Charles N. Charnas
     (Attorney-in-fact)

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

Exhibit
Number                                               Description
------                                               -----------
  5-8   Not applicable.

  9     None.

 10(a)  Registrant's 1985 Incentive Compensation Plan, as amended.*+

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

 10(u)  Registrant's 2000 Stock Plan amended as of October 27, 2000.*+

 10(v)  Registrant's 2000 Employee Stock Purchase Plan amended as of March 29, 2001.*+

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

 10(z)  Registrant's 2001 Executive Transition Program.*+

 11     Not applicable.

 12     Statement of Computation of Ratio of Earnings to Fixed Charges.

 13-15  Not applicable.

 16     Letter regarding change in independent accountants.

 17     Not applicable.

 18     None.

 19-20  Not applicable.

 21     Subsidiaries of Registrant as of January 17, 2002.+

 22     None.

 23.1   Consent of Independent Auditors.

 23.2   Consent of Independent Accountants.

 24     Powers of Attorney.+

 25-27  Not applicable.

 28     None.

 99     2001 Employee Stock Purchase Plan Annual Report on Form 11-K.+

---------------------
*  Indicates management contract or compensatory plan, contract or arrangement.


+  Previously filed.



   Exhibit numbers may not correspond in all cases to those numbers in Item 601 of Regulation S-K because of special requirements applicable to EDGAR filers.