Form 10-Q
period 2002-01-31
HEWLETT PACKARD CO
filed 2002-03-12
CIK 47217

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

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2002

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

               FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                  CLASS                          OUTSTANDING AT FEBRUARY 28, 2002
      Common Stock, $0.01 par value             1,942,865,000 shares together with
     Preferred Share Purchase Rights        associated Preferred Share Purchase Rights

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                                     INDEX

                                                                                 PAGE NO.
                                                                                 --------
Part I.   Financial Information

          Item 1.  Financial Statements.

                   Consolidated Condensed Statement of Earnings
                   Three months ended January 31, 2002 and 2001 (Unaudited)....      3

                   Consolidated Condensed Balance Sheet
                   January 31, 2002 (Unaudited) and October 31, 2001...........      4

                   Consolidated Condensed Statement of Cash Flows
                   Three months ended January 31, 2002 and 2001 (Unaudited)....      5

                   Notes to Consolidated Condensed Financial Statements
                   (Unaudited).................................................      6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     18

          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk........................................................     39

Part II.  Other Information

          Item 1.  Legal Proceedings...........................................     40

          Item 6.  Exhibits and Reports on Form 8-K............................     41

Signature......................................................................     42

Exhibit Index..................................................................     43

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
                                  (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                              -----------------------
                                                                2002           2001
                                                              --------       --------
Net revenue:
    Products................................................  $ 9,432        $10,470
    Services................................................    1,855          1,825
    Financing income........................................       96            103
                                                              -------        -------
      Total net revenue.....................................   11,383         12,398
                                                              -------        -------
Cost of sales:
    Products................................................    7,058          7,807
    Services................................................    1,235          1,175
    Financing interest......................................       37             77
                                                              -------        -------
      Total cost of sales...................................    8,330          9,059
                                                              -------        -------
Gross margin................................................    3,053          3,339
Operating expenses:
    Research and development................................      678            704
    Selling, general and administrative.....................    1,750          1,763
    Restructuring charges...................................       --            102
                                                              -------        -------
      Total operating expenses..............................    2,428          2,569
                                                              -------        -------
Earnings from operations....................................      625            770
Interest and other, net.....................................       10             97
Net investment losses.......................................       --           (365)
                                                              -------        -------
Earnings before extraordinary item, cumulative effect of
  change in accounting principle and taxes..................      635            502
Provision for taxes.........................................      157            112
                                                              -------        -------
Net earnings before extraordinary item and cumulative effect
  of change in accounting principle.........................      478            390
Extraordinary item--gain on early extinguishment of debt,
  net of taxes..............................................        6             23
Cumulative effect of change in accounting principle, net of
  taxes.....................................................       --           (272)
                                                              -------        -------
Net earnings................................................  $   484        $   141
                                                              =======        =======
Basic net earnings per share:
    Net earnings before extraordinary item and cumulative
      effect of change in accounting principle..............  $  0.25        $  0.20
    Extraordinary item--gain on early extinguishment of
      debt, net of taxes....................................       --           0.01
    Cumulative effect of change in accounting principle, net
      of taxes..............................................       --          (0.14)
                                                              -------        -------
    Net earnings............................................  $  0.25        $  0.07
                                                              =======        =======
Diluted net earnings per share:
    Net earnings before extraordinary item and cumulative
      effect of change in accounting principle..............  $  0.25        $  0.20
    Extraordinary item--gain on early extinguishment of
      debt, net of taxes....................................       --           0.01
    Cumulative effect of change in accounting principle, net
      of taxes..............................................       --          (0.14)
                                                              -------        -------
    Net earnings............................................  $  0.25        $  0.07
                                                              =======        =======
Cash dividends declared per share...........................  $  0.16        $  0.16
Weighted-average shares used to compute net earnings per
  share:
    Basic...................................................    1,941          1,930
    Diluted.................................................    1,963          1,996

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIAIRES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT PAR VALUE)

                                                              JANUARY 31,   OCTOBER 31,
                                                                 2002          2001
                                                              -----------   -----------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 6,983       $ 4,197
  Short-term investments....................................        158           139
  Accounts receivable, net..................................      4,134         4,488
  Financing receivables, net................................      2,231         2,183
  Inventory.................................................      4,458         5,204
  Other current assets......................................      5,272         5,094
                                                                -------       -------
    Total current assets....................................     23,236        21,305
Property, plant and equipment (net of accumulated
  depreciation of $5,505 and $5,411 at January 31, 2002 and
  October 31, 2001, respectively)...........................      4,388         4,397
Long-term investments and other assets......................      5,964         6,882
                                                                -------       -------
Total assets................................................    $33,588       $32,584
                                                                =======       =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and short-term borrowings...................    $ 1,462       $ 1,722
  Accounts payable..........................................      3,602         3,791
  Employee compensation and benefits........................      1,554         1,477
  Taxes on earnings.........................................      1,835         1,818
  Deferred revenues.........................................      1,873         1,867
  Other accrued liabilities.................................      3,555         3,289
                                                                -------       -------
    Total current liabilities...............................     13,881        13,964
Long-term debt..............................................      4,528         3,729
Other liabilities...........................................        967           938

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.01 par value (300 shares authorized;
    none issued)............................................         --            --
  Common stock, $0.01 par value (9,600 shares authorized;
    1,942 and 1,939 shares issued and outstanding at
    January 31, 2002 and October 31, 2001, respectively)....         19            19
  Additional paid-in capital................................        204           200
  Retained earnings.........................................     13,850        13,693
  Accumulated other comprehensive income....................        139            41
                                                                -------       -------
    Total stockholders' equity..............................     14,212        13,953
                                                                -------       -------
Total liabilities and stockholders' equity..................    $33,588       $32,584
                                                                =======       =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIAIRES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN MILLIONS)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Cash flows from operating activities:
  Net earnings..............................................   $  484    $   141
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................      315        286
    Deferred taxes on earnings..............................      (92)       (52)
    Gain on early extinguishment of debt, net of taxes......       (6)       (23)
    Net investment losses...................................       --        365
    Cumulative effect of change in accounting principle, net
      of taxes..............................................       --        272
    Changes in assets and liabilities:
      Accounts and financing receivables....................      433         78
      Inventory.............................................      746       (116)
      Accounts payable......................................     (189)      (958)
      Taxes on earnings.....................................       (7)      (318)
      Other current assets and liabilities..................     (132)      (171)
      Other, net............................................      169        (27)
                                                               ------    -------
        Net cash provided by (used in) operating
          activities........................................    1,721       (523)
                                                               ------    -------
Cash flows from investing activities:
  Investment in property, plant and equipment...............     (330)      (484)
  Proceeds from sale of property, plant and equipment.......       71        163
  Purchases of investments..................................     (150)      (173)
  Maturities and sales of investments.......................       88        104
  Cash acquired through business acquisitions, net..........       --        163
  Dissolution of an equity investee.........................      879         --
                                                               ------    -------
        Net cash provided by (used in) investing
          activities........................................      558       (227)
                                                               ------    -------
Cash flows from financing activities:
  (Decrease) increase in notes payable and short-term
    borrowings..............................................     (212)       845
  Issuance of long-term debt................................    1,029         29
  Payment of long-term debt.................................     (106)      (221)
  Repurchase of zero-coupon subordinated convertible
    notes...................................................      (33)      (320)
  Issuance of common stock under employee stock plans.......      189         90
  Repurchase of common stock................................     (204)      (636)
  Dividends.................................................     (156)      (155)
                                                               ------    -------
        Net cash provided by (used in) financing
          activities........................................      507       (368)
                                                               ------    -------
Increase (decrease) in cash and cash equivalents............    2,786     (1,118)
Cash and cash equivalents at beginning of period............    4,197      3,415
                                                               ------    -------
Cash and cash equivalents at end of period..................   $6,983    $ 2,297
                                                               ======    =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

    In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of January 31, 2002 and October 31, 2001, and its results of operations and cash flows for the three-month periods ended January 31, 2002 and 2001. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

    The results of operations for the three-month period ended January 31, 2002 are not indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7a and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K, as amended on January 30, 2002, for the fiscal year ended October 31, 2001.

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

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."
SFAS 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001.
SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS 142 will be effective for HP's fiscal year 2003. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) non-amortization provisions of SFAS 142. HP is currently in the process of evaluating the potential impact that the adoption of SFAS 142 will have on its consolidated financial position and results of operations.

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

                                                                 THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                              -------------------------
                                                                2002             2001
                                                              --------         --------
                                                              (IN MILLIONS, EXCEPT PER
                                                                     SHARE DATA)
Numerator:
  Net earnings before extraordinary item and cumulative
    effect of change in accounting principle................   $  478           $  390
  Adjustment for interest expense on zero-coupon
    subordinated convertible notes, net of income tax
    effect..................................................        3                6
                                                               ------           ------
  Net earnings before extraordinary item and cumulative
    effect of change in accounting principle, adjusted......      481              396
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................        6               23
  Cumulative effect of change in accounting principle, net
    of taxes................................................       --             (272)
                                                               ------           ------
  Net earnings, adjusted....................................   $  487           $  147
                                                               ======           ======
Denominator:
  Weighted-average shares used to compute basic EPS.........    1,941            1,930
  Effect of dilutive securities:
    Dilutive options and other stock-based awards...........       11               40
    Zero-coupon subordinated convertible notes..............       11               26
                                                               ------           ------
  Dilutive potential common shares..........................       22               66
                                                               ------           ------
  Weighted-average shares used to compute diluted EPS.......    1,963            1,996
                                                               ======           ======
Basic net earnings per share:
  Net earnings before extraordinary item and cumulative
    effect of change in accounting principle................   $ 0.25           $ 0.20
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................       --             0.01
  Cumulative effect of change in accounting principle, net
    of taxes................................................       --            (0.14)
                                                               ------           ------
  Net earnings..............................................   $ 0.25           $ 0.07
                                                               ======           ======
Diluted net earnings per share:
  Net earnings before extraordinary item and cumulative
    effect of change in accounting principle................   $ 0.25           $ 0.20
  Extraordinary item--gain on early extinguishment of debt,
    net of taxes............................................       --             0.01
  Cumulative effect of change in accounting principle, net
    of taxes................................................       --            (0.14)
                                                               ------           ------
  Net earnings..............................................   $ 0.25           $ 0.07
                                                               ======           ======

NOTE 5: PENDING ACQUISITIONS

    In September 2001, HP signed a definitive agreement ("Merger Agreement") with Compaq Computer Corporation ("Compaq"), a leading provider of enterprise technology and solutions, to

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 5: PENDING ACQUISITIONS (CONTINUED) acquire all of the outstanding stock of Compaq in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same exchange ratio. In addition, upon completion of the merger, HP will assume certain Compaq stock plans. The shares of HP common stock issued in exchange for the shares of Compaq common stock in connection with the merger will represent approximately 35.7% of the outstanding shares of HP common stock immediately following the completion of the merger based on the number of shares of HP and Compaq common stock outstanding on January 28, 2002. The estimated purchase price is $24 billion, which includes the estimated fair value of HP common stock issued and options assumed, as well as estimated direct transaction costs. This estimate was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the proposed merger. The final purchase price will be determined based upon the number of Compaq shares and options outstanding at the closing date. Completion of the Compaq merger is subject to customary closing conditions that include, among others, receipt of required approvals from HP's shareowners and from Compaq shareowners, and receipt of required regulatory approvals. The merger was subject to review by the United States Federal Trade Commission under the Hart-Scott-Rodino Improvements Act of 1976, the European Commission under Council Regulation No. 4064/89 of the European Community and the Canadian Competition Bureau under the Competition Act (Canada) and remains subject to review by competition authorities in other jurisdictions. On December 20, 2001, the Canadian Competition Bureau completed its review of the proposed merger and found no issues of competitive concern. On January 31, 2002, the European Commission issued a formal decision clearing the merger. On March 6, 2002, the Federal Trade Commission closed its investigation into whether the merger may substantially lessen competition.

    On February 5, 2002, HP filed a registration statement on Form S-4 with the SEC containing a definitive joint proxy statement/prospectus regarding the merger. A special meeting of HP shareowners will be held on March 19, 2002, to vote upon the issuance of shares of HP common stock in connection with the merger, and a special meeting of Compaq shareowners will be held on March 20, 2002, to vote upon the Merger Agreement and the merger. The transaction, while expected to close in the first half of calendar year 2002, may not be completed if any of the conditions is not satisfied. Under certain terms specified in the merger agreement, HP or Compaq may terminate the agreement, and as a result either HP or Compaq may be required to pay a $675 million termination fee to the other party in certain circumstances. Unless otherwise indicated, the discussions in this document relate to HP as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Compaq.

    In September 2001, HP signed a definitive agreement with Indigo N.V. ("Indigo"), a leading provider of high performance digital color printing systems, to commence an exchange offer (the "Exchange Offer") to acquire all of the outstanding shares of Indigo not already owned by HP (the "Shares") in exchange for a combination of shares of HP common stock and non-transferable contingent value rights ("CVR") entitling the holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement by the Indigo business of certain cumulative revenue milestones over a three-year post-closing period. Based on the terms of the agreement, current assumptions on the quantity of each consideration alternative, and HP's average closing share price for the 20-day period ended February 28, 2002, the estimated consideration to acquire the Shares is

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 5: PENDING ACQUISITIONS (CONTINUED) approximately $720 million plus approximately 56 million CVRs. The $720 million consideration amount includes the estimated fair value of HP common stock issued and options and warrants assumed, as well as estimated direct transaction costs. The future cash pay-out, if any, of the CVRs will be determined and payable after a three-year period commencing shortly after the closing of the Exchange Offer. On February 21, 2002, HP commenced the Exchange Offer. Under the Exchange Offer, the offer and withdrawal rights are scheduled to expire at noon (EST) on March 22, 2002, unless extended by HP as further described in the definitive prospectus filed with the SEC on February 21, 2002. Completion of the Exchange Offer is subject to the tender for exchange of that number of Indigo shares which, when added to Indigo shares currently owned by HP, will constitute at least 95% of Indigo's outstanding shares (including Indigo common shares issuable upon exercise of certain warrants), the receipt of required regulatory approvals and customary closing conditions. The transaction, while expected to close in the second quarter of fiscal year 2002, may not be completed if any of the conditions are not satisfied.

NOTE 6: PENDING LITIGATION AND CONTINGENCIES

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

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 6: PENDING LITIGATION AND CONTINGENCIES (CONTINUED)
    On or about December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in federal court in New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. After reviewing the pertinent materials, HP believes that it does not infringe the patent. Furthermore, HP believes Cornell's patent is invalid.

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

NOTE 7: NET INVESTMENT LOSSES

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

    Due to the economic downturn, the decline in value of certain investments in emerging technology companies was determined to be other-than-temporary. Accordingly, HP recorded impairment losses of $365 million on its investments in both public and privately-held emerging technology companies in the first quarter of fiscal 2001. HP did not record any impairment losses in the first quarter of fiscal 2002. As of January 31, 2002, the carrying value of the portion of HP's remaining investment portfolio related to emerging technology companies was $300 million. Depending on market conditions, HP may incur additional charges on this investment portfolio in the future.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 8: RESTRUCTURING CHARGES

    In fiscal 2001, HP's management approved restructuring actions to respond to the global economic downturn and to improve HP's cost structure by streamlining operations and prioritizing resources in strategic areas of HP's business. The company recorded a restructuring charge of $384 million in fiscal 2001 to reflect these actions, including $102 million in the first quarter. The fiscal 2001 charge consisted of severance and other employee benefits related to the planned termination of approximately 7,500 employees worldwide, across many regions, business functions, and job classes, as well as costs related to the consolidation of excess facilities. Included as an offset to the fiscal 2001 charge was $38 million of related net pension and post-retirement settlement and curtailment gains. As of January 31, 2002, 7,000 employees were terminated and HP had paid out $337 million of the accrued costs. Non-cash charges during the first quarter of fiscal 2002 were related to stock based compensation. HP expects to pay out the remainder of the accrual in fiscal 2002.

    As of January 31, 2002, the balance of the accrued restructuring charges recorded in fiscal 2001 consisted of the following:

                                                                EMPLOYEE
                                                             SERVERANCE AND      FACILITY
                                                             OTHER RELATED    CONSOLIDATIONS
                                                                BENEFITS        AND OTHER       TOTAL
                                                             --------------   --------------   --------
                                                                           (IN MILLIONS)
Balance at October 31, 2001................................       $146             $12           $158
  Cash payments............................................        (99)             --            (99)
  Non-cash charges.........................................         (3)             --             (3)
                                                                  ----             ---           ----
Balance at January 31, 2002................................       $ 44             $12           $ 56
                                                                  ====             ===           ====

NOTE 9: INVENTORY

                                                              JANUARY 31,   OCTOBER 31,
                                                                 2002          2001
                                                              -----------   -----------
                                                                    (IN MILLIONS)
Finished goods..............................................     $3,245        $3,705
Purchased parts and fabricated assemblies...................      1,213         1,499
                                                                 ------        ------
                                                                 $4,458        $5,204
                                                                 ======        ======

NOTE 10: INVESTMENTS

    At October 31, 2001, HP held a 49.5% equity interest in Liquidity Management Corporation ("LMC"), which was accounted for under the equity method of accounting. The remaining 50.5% of equity interest was held by a third party investor. On November 1, 2001, LMC redeemed the outstanding equity of the third party investor, leaving HP as the remaining shareholder of LMC. Accordingly, effective November 1, 2001, the assets, liabilities and results of operations of LMC have been included in HP's consolidated financial statements. At
November 1, 2001, the assets of LMC consisted primarily of $879 million of cash and cash equivalents.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 11: BORROWINGS

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes due 2017. Under the repurchase program, HP may repurchase the notes from time to time at varying prices. In the first quarter of fiscal 2002, HP repurchased $69 million in face value of the notes with a book value of $42 million, resulting in an extraordinary gain on the early extinguishment of debt of $6 million (net of related taxes of $3 million). As of January 31, 2002, the notes had a remaining book value of $426 million. Between February 1 and March 8, 2002, HP repurchased $32 million in face value of zero-coupon subordinated convertible notes with a book value of $20 million, resulting in an extraordinary gain on the early extinguishment of debt of $2 million (net of related taxes of $1 million). As of March 8, 2002, the notes had a remaining book value of $407 million.

    In February 2000, HP filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The registration statement was declared effective in March 2000. In May 2001, HP filed a prospectus supplement to the registration statement, which allowed HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue, in addition to the other types of securities described above. In December 2001, HP offered under the March 2000 shelf registration statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. As of January 31, 2002, HP had the remaining capacity to issue approximately $290 million of securities under the shelf registration statement.

    HP and Hewlett-Packard Finance Company, a wholly-owned subsidiary of HP ("HPFC"), have the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. As of January 31, 2002, HP and HPFC had the remaining capacity to issue approximately $2.3 billion of Medium-Term Notes under the program.

    HP occasionally repurchases its debt prior to maturity based upon its assessment of current market conditions and financing alternatives.

NOTE 12: INCOME TAXES

    Income tax provisions for interim periods are based on estimated effective annual income tax rates. The effective tax rate before extraordinary item was approximately 25% in the first quarter of fiscal 2002. Excluding the impact of non-deductible charges for amortization of goodwill and other acquisition-related charges, the effective income tax rates in fiscal years 2002 and 2001 vary from the U.S. federal statutory income tax rate primarily because of the mix of HP's pre-tax earnings in various tax jurisdictions throughout the world.

NOTE 13: STOCKHOLDERS' EQUITY

    HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. At October 31, 2001, HP had authorization for future repurchases of approximately $1.6 billion of common stock under the two programs. In the first quarter of fiscal 2002, 9,402,000 shares were repurchased for an aggregate price

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 13: STOCKHOLDERS' EQUITY (CONTINUED) of $204 million. As of January 31, 2002, HP had authorization for remaining future repurchases under the two programs of approximately $1.4 billion. In the first three months of fiscal 2001, 18,600,000 shares were repurchased for $636 million.

NOTE 14: COMPREHENSIVE INCOME

    Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities and derivative instruments. Comprehensive income, net of taxes, for the three months ended January 31 was as follows:

                                                                 THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                              -------------------------
                                                                2002             2001
                                                              --------         --------
                                                                    (IN MILLIONS)
Net earnings................................................    $484             $141
Change in net unrealized gains (losses) on
  available-for-sale securities.............................      15              (39)
Change in net unrealized gains (losses) on derivative
  instruments...............................................      83              (37)
                                                                ----             ----
Comprehensive income........................................    $582             $ 65
                                                                ====             ====

    The components of accumulated other comprehensive income, net of taxes, were as follows:

                                                              JANUARY 31,    OCTOBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                     (IN MILLIONS)
Net unrealized gains on available-for-sale securities.......      $ 34            $19
Net unrealized gains on derivative instruments..............       105             22
                                                                  ----            ---
Accumulated other comprehensive income......................      $139            $41
                                                                  ====            ===

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                              ---------------------------
                                                                2002               2001
                                                              --------           --------
                                                                     (IN MILLIONS)
Non-cash transactions:
  Net issuances (forfeitures) of common stock for employee
    benefit plans:
    Restricted stock and other..............................    $(7)               $(15)
    Employer matching contributions for 401(k) and employee
     stock purchase plans...................................      9                  22
  Issuance of common stock and options assumed related to
    business acquisition....................................     --                 528

NOTE 16: SEGMENT INFORMATION

DESCRIPTION OF SEGMENTS

    HP is a leading global provider of computing, printing and imaging solutions and services for business and home, and is focused on making technology and its benefits accessible to all.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 16: SEGMENT INFORMATION (CONTINUED)
    As of January 31, 2002, HP organized its operations into five businesses:
Imaging and Printing Systems, Embedded and Personal Systems, Computing Systems, IT Services and Financing. The segments were determined in accordance with how management views and evaluates HP's businesses. The factors that management uses to identify HP's separate businesses include customer base, homogeneity of products, technology and delivery channels. A description of the types of products and services provided by each reportable segment is as follows:

    - IMAGING AND PRINTING SYSTEMS provides printer hardware, supplies, imaging products and related professional and consulting services. Printer hardware consists of laser and inkjet printing devices, which include color and monochrome printers for the business and home, multi-function laser devices and wide- and large-format inkjet printers. Supplies offer laser and inkjet printer cartridges and other related printing media. Imaging products include all-in-one inkjet devices, scanners, digital photography products, personal color copiers and faxes. Professional and consulting services are provided to customers on the optimal use of printing and imaging assets.

    - EMBEDDED AND PERSONAL SYSTEMS provides commercial personal computers ("PCs"), home PCs, a range of handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the Vectra and e-PC desktop series, as well as OmniBook notebook PCs. Home PCs include the Pavilion series of multi-media consumer desktop PCs and notebook PCs. Digital entertainment systems offer the DVD+RW drives as well as digital entertainment center products. Handheld computing devices include the Jornada handheld products which run on Pocket
      PC-Registered Trademark- software.

    - COMPUTING SYSTEMS provides workstations, UNIX-Registered Trademark-servers, PC servers, storage and software solutions. Workstations provide UNIX-Registered Trademark-, Windows-Registered Trademark- and Linux-Registered Trademark--based systems. The UNIX-Registered Trademark-server offering ranges from low-end servers to high-end scalable systems such as the Superdome line, all of which run on HP's PA-RISC architecture and HP-UX operating system. PC servers offer primarily low-end and mid-range products that run on the Windows-Registered Trademark- and Linux-Registered Trademark- operating systems. Storage provides mid-range and high-end array offerings, storage area networks and storage area management and virtualization software, as well as tape and optical libraries, tape drive mechanisms and tape media. The software category offers OpenView and other solutions designed to manage large-scale systems and networks. In addition, software includes telecommunications infrastructure solutions and middleware.

    - IT SERVICES provides customer support, consulting and outsourcing delivered with the sales of HP solutions. Customer support offers a range of high-value solutions from mission-critical and networking services that span the entire IT environment to low-cost, high volume product support. Consulting provides industry-specific business and IT consulting and system integration services in areas such as financial services, telecommunications and manufacturing, as well as cross-industry solution expertise in Customer Relationship Management ("CRM"), e-commerce and IT infrastructure. Consulting also includes complementary third-party products delivered with the sales of HP Solutions. Outsourcing offers a range of IT management services, both comprehensive and selective, including transformational infrastructure services, client computing managed services, managed web services and application services to medium and large companies.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 16: SEGMENT INFORMATION (CONTINUED)
    - FINANCING supports and enhances HP's global product and services solutions. As a strategic enabler to HP, Financing provides a broad range of value-added financial services and computing and printing utility offerings to large global and enterprise customers as well as small and medium businesses. Financing offers innovative, personalized and flexible alternatives to balance individual customer cash flow, technology obsolescence and capacity needs.

    Prior to 2002, HP's immaterial operating segments were aggregated to form an "All Other" category. This category primarily included the VeriFone business prior to its divestiture. The VeriFone operating segment, which was divested in the third quarter of 2001, was included in "All Other" as it did not meet the materiality threshold for a reportable segment.

    In the first quarter of 2002, HP made certain strategic changes to its organizational structure. These changes included the movement of the PC business from the Computing Systems segment to the Embedded and Personal Systems segment and movement of the Financing business from the IT Services segment to a separate operating segment. Segment financial data for the quarter ended
January 31, 2001 have been restated to reflect these organizational changes.

    The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of January 31, 2002. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

SEGMENT REVENUE AND PROFIT

    The accounting policies used to derive reportable segment results are generally the same as those described in Note 1 to the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K, as amended on January 30, 2002, for the fiscal year ending October 31, 2001. Intersegment net revenue and earnings from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available from comparable external customers.

    A significant portion of each segment's expenses arise from shared services and infrastructure that HP has historically provided to the segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. In the first quarter of fiscal 2002, HP revised its allocation methodology for shared services and infrastructure. HP believes these allocation changes resulted in a better reflection of the utilization of services provided to or benefits received by the segments. Segment financial data for the quarter ended
January 31, 2001 have been restated to reflect these changes.

SEGMENT DATA

    The results of the reportable segments are derived directly from HP's management reporting system. The results are based on HP's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level are not allocated to segments. These unallocated costs include corporate infrastructure costs, restructuring

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

                                  (UNAUDITED)

NOTE 16: SEGMENT INFORMATION (CONTINUED) charges, amortization of goodwill and purchased intangibles, charges for purchased in-process research and development, and the amount by which profit-dependent bonus expenses and certain employee-related benefit program costs differ from a targeted level recorded by the segments.

    The table below presents selected financial information for each reportable segment:

                                                IMAGING    EMBEDDED
                                                  AND         AND
                                                PRINTING   PERSONAL    COMPUTING      IT                    ALL
                                                SYSTEMS     SYSTEMS     SYSTEMS    SERVICES   FINANCING    OTHER      TOTAL
                                                --------   ---------   ---------   --------   ---------   --------   --------
                                                                                (IN MILLIONS)
FOR THE THREE MONTHS ENDED JANUARY 31, 2002:
Net revenue from external customers...........   $5,096     $2,461      $1,963      $1,556      $342        $ --     $11,418
Intersegment net revenue......................       --          5          36           2        --          --          43
                                                 ------     ------      ------      ------      ----        ----     -------
Total net revenue.............................   $5,096     $2,466      $1,999      $1,558      $342        $ --     $11,461
                                                 ======     ======      ======      ======      ====        ====     =======
Earnings (loss) from operations...............   $  742     $   (4)     $ (160)     $  203      $ (7)       $ --     $   774
                                                 ======     ======      ======      ======      ====        ====     =======

FOR THE THREE MONTHS ENDED JANUARY 31, 2001:
Net revenue from external customers...........   $5,185     $2,831      $2,474      $1,526      $363        $ 88     $12,467
Intersegment net revenue......................       --         --          67          --        --          --          67
                                                 ------     ------      ------      ------      ----        ----     -------
Total net revenue.............................   $5,185     $2,831      $2,541      $1,526      $363        $ 88     $12,534
                                                 ======     ======      ======      ======      ====        ====     =======
Earnings (loss) from operations...............   $  671     $  (66)     $   58      $  155      $(17)       $(28)    $   773
                                                 ======     ======      ======      ======      ====        ====     =======

    The following is a reconciliation of segment information to HP consolidated totals:

                                                                 THREE MONTHS
                                                               ENDED JANUARY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
NET REVENUE:
Total segments..............................................  $11,461    $12,534
Elimination of intersegment net revenue and other...........      (78)      (136)
                                                              -------    -------
Total HP consolidated.......................................  $11,383    $12,398
                                                              =======    =======

EARNINGS BEFORE EXTRAORDINARY ITEM, CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE AND TAXES:
Total segment earnings from operations......................  $   774    $   773
Interest and other, net.....................................       10         97
Net investment losses.......................................       --       (365)
Corporate and unallocated costs, and eliminations...........     (149)        (3)
                                                              -------    -------
Total HP consolidated.......................................  $   635    $   502
                                                              =======    =======

NOTE 17: SUBSEQUENT EVENT

   In February 2002, HP filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The registration statement was declared effective on March 11, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                    HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THAT APPEAR ELSEWHERE IN THIS DOCUMENT.

    THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING "FACTORS THAT COULD AFFECT FUTURE RESULTS" SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN ITEM 2, CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, AS WELL AS ASSUMPTIONS THAT, IF THEY NEVER MATERIALIZE OR PROVE INCORRECT, COULD CAUSE THE RESULTS OF HP AND ITS CONSOLIDATED SUBSIDIARIES TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE STATEMENTS THAT COULD BE DEEMED FORWARD-LOOKING STATEMENTS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS; ANY STATEMENT CONCERNING PROPOSED NEW PRODUCTS, SERVICES OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; ANY STATEMENTS OF BELIEF; AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. THE RISKS, UNCERTAINTIES AND ASSUMPTIONS REFERRED TO ABOVE INCLUDE THE CHALLENGE OF MANAGING ASSET LEVELS, INCLUDING INVENTORY; THE DIFFICULTY OF KEEPING EXPENSE GROWTH AT MODEST LEVELS WHILE INCREASING REVENUES; AND OTHER RISKS THAT ARE DESCRIBED FROM TIME TO TIME IN HP'S SECURITIES AND EXCHANGE COMMISSION REPORTS, INCLUDING BUT NOT LIMITED TO THE ITEMS DISCUSSED IN THE ANNUAL REPORT ON FORM 10-K, AS AMENDED ON
JANUARY 30, 2002, FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001 AND SUBSEQUENTLY FILED REPORTS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

    Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

    We record estimated reductions to revenue for customer and distributor programs and incentive offerings including price protection, promotions, other volume-based incentives and expected returns. We may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion.

Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

BAD DEBT

    We evaluate the collectibility of our trade and financing receivables based on a combination of factors. When we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

INVENTORY

    We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value.

INVESTMENT IN DEBT AND EQUITY SECURITIES

    We monitor our investment portfolio for impairment on a periodic basis. Our investment portfolio includes equity and debt investments in public and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing, or quoted market prices of comparable public companies. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry, and the company's relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

RESULTS OF OPERATIONS

OVERVIEW

    The following is a summary of operating results at the HP consolidated level. This discussion is followed by a more detailed discussion of operating results by segment. Product category fluctuations highlighted at the consolidated level are more fully explained in the segment discussion.

NET REVENUE

    Net revenue declined 8% in the first quarter ended January 31, 2002 to $11.4 billion, down from $12.4 billion in the corresponding period of the prior year. U.S. revenue declined 9% to $4.6 billion, while international revenue decreased 8% to $6.8 billion compared to the same period a year ago. The ongoing global economic downturn and a competitive environment contributed significantly to the decline in both U.S. and international revenue. On a foreign currency-adjusted basis, net revenue declined 7% in the first quarter of fiscal 2002 for HP as a whole. The majority of the foreign currency effect was due to the overall weakening of the Japanese yen and other Asian currencies.

    In the first quarter of fiscal 2002, Computing Systems, Embedded and Personal Systems and the Imaging and Printing Systems business segments declined 21%, 13% and 2%, respectively. These declines were partially offset by an increase of 2% in the IT Services business segment. Of the overall 8% net revenue decline, on a weighted average basis, printer hardware, the PC business (both desktop and notebook PCs) and servers (both PC servers and UNIX-Registered Trademark- servers) each accounted for approximately
2 percentage points of the decline. Personal appliances, storage and workstations each accounted for approximately 1 percentage point of the decline. Partially offsetting these declines was net revenue growth in printer supplies of approximately 2 percentage points on a weighted basis. Overall, in the first quarter of 2002, net revenue was negatively impacted by a decline in sales volume across many product categories due to the global economic downturn and a competitive pricing environment. In addition, a shift to lower-priced products, particularly in printer hardware, the PC business, PC servers and workstations, affected net revenue. This was mitigated in part by net revenue growth in supplies reflecting a rise in volume due to continued expansion of the printer hardware installed base.

    Gross margin, operating expenses and earnings as a percentage of net revenue were as follows:

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Gross margin................................................    26.8%      26.9%
Research and development....................................     6.0%       5.7%
Selling, general and administrative.........................    15.4%      14.2%
Restructuring charges.......................................      --        0.8%
Earnings from operations....................................     5.5%       6.2%
Earnings before extraordinary item, cumulative effect of
  change in accounting principle and taxes..................     5.6%       4.0%

GROSS MARGIN

    Gross margin as a percentage of net revenue was 26.8% in the first quarter of 2002, compared to 26.9% in the same period of the prior year. The
0.1 percentage point decrease in gross margin in the first quarter of fiscal 2002 resulted primarily from a decline in the Computing Systems segment, which was moderated by improvements in the Imaging and Printing Systems, the Embedded and Personal Systems and the IT Services business segments. Margin declines in printer hardware, UNIX-Registered Trademark- servers, and storage totaling approximately 1 percentage point on a weighted basis were substantially offset by margin improvements in supplies and the PC business.

    Overall, in the first quarter of 2002, gross margins were negatively impacted by a decline in sales volumes across many product categories due to the global economic downturn, particularly in the Computing Systems segment, and a continued shift to lower-priced products in printer hardware. Partially offsetting these declines were lower component costs in printer hardware, due primarily to the weakening of the Japanese yen, growing revenue in printer supplies, which have gross margins that exceed the company average, and cost reductions resulting from restructuring activities which took place in fiscal 2001.

OPERATING EXPENSES

Research and Development

    Research and development expense as a percentage of net revenue was 6.0% in the first quarter of fiscal 2002, compared to 5.7% in the first quarter of fiscal 2001. In the first quarter of fiscal 2002, research and development expense in dollars decreased by 4% compared to the corresponding period of the prior year. Research and development expense decreased in every business segment. The most significant decreases were in the Embedded and Personal Systems and Computing Systems business segments, which decreased by 24% and 3%, respectively. The decrease in research and development expense in dollars was primarily the result of the fiscal 2001 workforce reduction program and controlled expense management.

Selling, General and Administrative

    Selling, general and administrative expense as a percentage of net revenue was 15.4% in the first quarter of fiscal 2002, compared to 14.2% in the first quarter of fiscal 2001. In the first quarter of fiscal 2002, selling, general and administrative expense in dollars decreased by 1% as compared to the corresponding period of the prior year. Overall, the decrease in selling, general and administrative expenses in dollars for the first quarter of fiscal 2002 was attributable mainly to an adjusted spending plan to correspond to revised revenue expectations.

Restructuring Charges

    In fiscal 2001, we approved restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. We recorded a restructuring charge of $384 million in fiscal 2001 to reflect these actions, including $102 million in the first quarter of that year. The fiscal 2001 charge consisted of severance and other employee benefits related to the planned termination of approximately 7,500 employees worldwide, across many regions, business functions, and job classes, as well as costs related to the consolidation of excess facilities. Included as an offset to the fiscal 2001 charge was $38 million of related net pension and post-retirement settlement and curtailment gains. As of January 31, 2002, 7,000 employees were terminated and we had paid out $337 million of the accrued costs. Non-cash charges during the first quarter of fiscal 2002 were related to stock based compensation. We expect to pay out the remainder of the accrual in fiscal 2002.

INTEREST AND OTHER, NET

    Interest and other, net, decreased $87 million in the first quarter of fiscal 2002. The decline in interest and other, net, for the first quarter of fiscal 2002 was attributable primarily to losses on unhedged foreign currency exposure on balance sheet remeasurement and, to a lesser extent, decreased interest income due to lower interest rates on cash and investments.

NET INVESTMENT LOSSES

    HP reported no net investment losses in the first quarter of fiscal 2002, compared to $365 million in the first quarter of fiscal 2001.

    Our investment portfolio includes equity and debt investments in public and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. As of January 31, 2002, the carrying value of the portion of our remaining investment portfolio related to emerging technology companies was $300 million. Depending on market conditions, we may incur additional charges on our investment portfolio in the future.

EARNINGS BEFORE EXTRAORDINARY ITEM, CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE AND TAXES

    Earnings before extraordinary item, cumulative effect of change in accounting principle and taxes increased 26% to $635 million in the first quarter of fiscal 2002. As a percentage of net revenue, earnings before extraordinary item, cumulative effect of change in accounting principle and taxes was 5.6% in the first quarter of fiscal 2002, compared to 4.0% for the corresponding period in the prior year. The significant increase was due to the fact that the first quarter of fiscal 2002 did not include net investment losses of $365 million and restructuring charges of $102 million recorded in the first quarter of 2001, partially offset by the effects of the continued global economic downturn.

PROVISION FOR TAXES

    HP's effective tax rate before the extraordinary item was approximately 25% in the first quarter of fiscal 2002. Excluding the impact of non-deductible charges for amortization of goodwill and other acquisition-related charges, our effective tax rate was 22%, which was consistent with our tax rate for the first quarter of fiscal 2001.

EXTRAORDINARY ITEM

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In the first quarter of fiscal 2002, we repurchased $69 billion in face value of the notes with a book value of $42 million, resulting in an extraordinary gain on the early extinguishment of debt of $6 million (net of related taxes of $3 million).

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    HP adopted Securities and Exchange Commission Staff Accounting Bulletin
No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1, 2000. Accordingly, we have restated our consolidated results of operations for the first three quarters of fiscal 2001, including a cumulative effect of change in accounting principle of $272 million, which was recorded as a reduction of net income as of the beginning of the first quarter of fiscal 2001.

SEGMENT INFORMATION

    The following is a discussion of operating results for each of HP's business segments. A description of the products and services, as well as quarterly financial data, for each segment can be found in Note 16 to the Consolidated Condensed Financial Statements. Segment financial data for the three-month period ended January 31, 2001 has been restated to reflect changes in HP's organizational structure and allocation methodology that occurred in first quarter of fiscal 2002. These changes are more fully described in Note 16 to the Consolidated Condensed Financial Statements. The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of January 31, 2002. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

IMAGING AND PRINTING SYSTEMS

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Net revenue.................................................   $5,096     $5,185
Earnings from operations....................................   $  742     $  671
Earnings from operations as a percentage of net revenue.....     14.6%      12.9%

    Imaging and Printing Systems' net revenue declined 2% in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Of the overall 2% net revenue decrease for the quarter, home and business printer hardware revenue represented 6 percentage points of the decline on a weighted basis, partially offset by 4 percentage points of growth in printer supplies. Overall, continued weakness in markets across all geographic regions due to the economic downturn contributed to the decline in net revenue in the first quarter.

    The decline in printer hardware revenue was attributable to a decrease in average selling prices driven by a continued shift in demand to lower-priced products, coupled with a competitive pricing environment. This revenue decline was moderated by an increase in units in the business printer category of approximately 9% due to strong acceptance of newly introduced products. Growth in supplies revenue mitigated the overall segment revenue decline reflecting a rise in volume due to continued expansion of the printer hardware installed base, partially offset by a shift to lower-priced bundles.

    Earnings from operations as a percentage of net revenue was 14.6% for the first quarter of fiscal 2002 compared to 12.9% in the same period in fiscal 2001. This 1.7 percentage point increase reflected an improvement in gross margin aided by a slight decrease in operating expenses as a percent of net revenue. The increase in gross margin was attributable mainly to supplies, which typically have gross margins that exceed the segment average, becoming a larger portion of the segment's product mix, and lower component costs related to the weaker Japanese yen. Partially offsetting the gross margin improvement was a continued shift to lower-priced products, particularly in printer hardware. The slight decrease in the operating expense ratio was driven by conservative spending.

EMBEDDED AND PERSONAL SYSTEMS

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Net revenue.................................................   $2,466     $2,831
Earnings from operations....................................   $   (4)    $  (66)
Earnings (loss) from operations as a percentage of net
  revenue...................................................     (0.2)%     (2.3)%

    Embedded and Personal Systems' net revenue decreased 13% in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Of the segment's 13% revenue decline in the first quarter, CD writers and commercial desktop PCs each accounted for 5 percentage points of the decline on a weighted basis, while home desktop PCs and commercial notebook PCs contributed 4 and 1 percentage points of the decrease, respectively. The overall decrease in segment revenue was offset in part by revenue growth of 2 percentage points in retail notebook PCs on a weighted basis. Overall, segment net revenue was favorably impacted by seasonal consumer spending, but was softened by the continuing effects of the economic downturn.

    The decline in CD writers was due to our exit from this business and transition into the DVD+RW drive market. The revenue decline within the PC business resulted from decreases in commercial and home desktop PCs and commercial notebook PCs, offset in part by growth in retail notebook PCs. Overall, net revenue in the PC business was unfavorably impacted by declining average selling prices as a result of decreasing component costs, which are generally passed on to the customer, a continued competitive pricing environment and a mix shift to the low-end. The revenue decline in the PC business was moderated by the favorable effects of launching Windows XP-Registered Trademark-before our competitors. Three-fourths of the revenue decrease in commercial and home desktop PCs was the result of declining average selling prices of 13% and 7%, respectively. The remaining one-fourth of the revenue decline in commercial and home desktop PCs was attributable to a decline in unit sales. Commercial desktop PC volumes declined due to the continued shift toward mobile computing, while home desktop PC volumes decreased as a result of weakened market conditions in North America. The decrease in commercial notebook PC revenue was driven by an ongoing decrease in average selling prices of 26%, mitigated an increase in volumes. The revenue growth in retail notebook PCs was driven by a strong year-over-year increase in unit sales of 50%, while average selling prices remained essentially flat. The solid increase in volumes for the overall notebook PC business reflected the previously noted Windows
XP-Registered Trademark- launch and shift toward mobile computing in commercial PCs.

    Earnings (loss) from operations as a percentage of net revenue was (0.2)% in the first quarter of fiscal 2002 compared to (2.3)% in the same period in fiscal 2001. An increase in gross margin accounted for 1.6 of the 2.1 percentage point increase in the earnings from operations ratio, while the remaining
0.5 percentage point increase was due to a decrease in operating expenses as a percentage of net revenue. The gross margin improvement was fueled by home PCs, moderated by a gross margin decline in commercial PCs. The gross margin improvement in home PCs reflected strong demand for retail notebook PCs and better inventory management. A mix shift toward lower-margin products, particularly in notebooks, drove the gross margin decline in commercial PCs. The improvement in the operating expense ratio was driven by cost savings due to the workforce reductions in fiscal 2001 and controlled expense management.

COMPUTING SYSTEMS

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Net revenue.................................................   $1,999     $2,541
Earnings (loss) from operations.............................   $ (160)    $   58
Earnings (loss) from operations as a percentage of net
  revenue...................................................     (8.0)%      2.3%

    Computing Systems' net revenue declined 21% in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. Of the overall 21% revenue decline in the first quarter, UNIX-Registered Trademark- servers and workstations respectively accounted for 7 and 5 percentage points of the decline on a weighted basis, PC servers and storage each accounted for 4 percentage points of the decrease, and software contributed 2 percentage points toward the decline. Overall segment net revenue in the first quarter was unfavorably impacted by weak demand in the enterprise markets due to the continuing effects of the economic downturn and competitive pricing pressures.

    The decline in UNIX-Registered Trademark- server revenue reflected a decrease in mid-range and low-end server revenue, partially offset by an increase in high-end server revenue. An ongoing decline in enterprise capital spending drove the revenue decline in mid-range and low-end servers and moderated growth in the high-end category. The growth in high-end server revenue was due mainly to solid sales of our Superdome server, which did not begin shipping in volume until January of 2001. The decrease in revenue from workstations was driven by declining average selling prices resulting from a mix shift from

UNIX-Registered Trademark- workstations to lower-priced Windows
NT-Registered Trademark- workstations, partially offset by an increase in volumes. The economic downturn continued to unfavorably impact our installed UNIX-Registered Trademark- base in workstations, particularly in the electronics and telecommunications industries, as did a transition into a new product line. The decline in PC server revenue was driven by a decrease in average selling prices moderated by an increase in volumes. The decrease in average selling prices resulted from ongoing competitive pricing pressures and a mix shift to the low-end. Continued pricing pressures on high-end enterprise storage products and the transition into a new product line accounted for the decline in storage revenue, partially offset by an increase in tape automation libraries. Revenue from software decreased mainly as a result of weakness in the enterprise and telecommunications markets.

    Earnings (loss) from operations as a percentage of net revenue was (8.0)% in the first quarter of fiscal 2002 compared to 2.3% in the same period of fiscal 2001. An increase in operating expenses as a percentage of net revenue accounted for 8.5 points of the 10.3 percentage point decrease in the earnings from operations ratio, while the remaining 1.8 percentage points were due to a decline in gross margin. Although operating expenses decreased in total, operating expenses as a percentage of net revenue for the segment increased as the decrease in revenues exceeded the rate of decrease in operating expenses. The increase in the operating expense ratio was moderated by the effects of the workforce reductions in fiscal 2001 as well as overall expense management. The decline in gross margin was driven primarily by the storage business, partially offset by gross margin improvement in PC servers. The gross margin decline in storage was attributable to competitive pricing pressures in the high-end and a mix shift toward lower-margin products. The gross margin improvement in PC servers resulted from better inventory management.

IT SERVICES

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Net revenue.................................................   $1,558     $1,526
Earnings from operations....................................   $  203     $  155
Earnings from operations as a percentage of net revenue.....     13.0%      10.2%

    IT Services' net revenue increased 2% in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. On a foreign currency-adjusted basis, revenue growth in the first quarter of fiscal 2002 was 4%. Continued growth in customer support and outsourcing accounted for 4 and 2 percentage points, respectively, of the segment's 2% revenue growth for the quarter on a weighted basis. However, this revenue growth was moderated by a revenue decline in consulting, which includes consulting services and complementary third-party products delivered with sales of HP solutions, of 4 percentage points on a weighted basis. Overall, our customer support and consulting businesses were unfavorably impacted by the global economic downturn that continued into fiscal 2002, while our outsourcing business benefited from the slowdown as companies reduced costs by outsourcing their IT functions.

    Continued solid sales of mission-critical and storage services drove net revenue growth in customer support in the first quarter. Revenue growth in outsourcing was attributable to larger comprehensive deals where customers outsource their entire IT operations to HP, as well as selective deals in which customers outsource only part of their IT operations. The decrease in consulting revenue reflected softened demand from the telecommunications industry and a decline in complementary third-party products that resulted from softened demand for networking solutions combined with the refocusing of this business on customer critical solutions. This decrease in consulting revenue was partially offset by strong demand for consulting services from the financial services industry.

    Earnings from operations as a percentage of net revenue was 13.0% in the first quarter of fiscal 2002 compared to 10.2% in the same period in fiscal 2001. Improvement in gross margin and a decrease in operating expenses as a percentage of net revenue each represented half of the 2.8 percentage point increase in the earnings from operations ratio for the segment. The gross margin improvement was fueled by customer support, partially offset by outsourcing and consulting. The gross margin improvement in customer support was attributable to operational improvement in labor delivery and supply chain costs. Outsourcing had an unfavorable impact on the overall segment gross margin improvement reflecting a shift in revenue mix towards outsourcing, which typically have gross margins that are lower than the segment average. Additionally, a decline in consulting revenue due to the economic downturn, moderated by cost savings from workforce reductions in fiscal 2001, negatively impacted the segment's gross margin improvement. The decrease in the operating expense ratio was driven by conservative spending in all areas as well as controlled expense management.

FINANCING

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                 (IN MILLIONS)
Net revenue.................................................    $342       $363
Earnings (loss) from operations.............................    $ (7)      $(17)
Earnings (loss) from operations as a percentage of net
  revenue...................................................    (2.0)%     (4.7)%

    Financing net revenue includes interest on financing receivables, rental payments on operating leases and buyout revenue. Financing's net revenue declined 6% in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. The decline in revenue was driven by a decrease in lease starts over the course of fiscal 2001 as well as in the first quarter of fiscal 2002, due mainly to the decline in IT spending as a result of the ongoing global economic downturn as well as tightened credit controls in response to this downturn. Revenue in fiscal 2002 was also impacted unfavorably by the decline in operating leases as a percentage of new lease originations.

    Earnings (loss) from operations as a percentage of net revenue was (2.0)% in the first quarter of fiscal 2002 compared to (4.7)% in the same period in fiscal 2001. A decrease in operating expenses as a percentage of net revenue accounted for 1.4 of the 2.7 percentage point increase in the earnings from operations ratio in 2002, while the remaining 1.3 percentage points were due to an improvement in gross margin. The decrease in the operating expense ratio was due mainly to a decline in bad debt write-offs and additions to reserves, which were unusually high in fiscal 2001 due to the economic downturn. Partially offsetting this decline in write-offs and additions to reserve were amounts recorded in response to the ongoing economic downturn, including the economic uncertainty in Argentina. The gross margin improvement reflected the increase in sales-type leases as a percentage of new lease originations.

LIQUIDITY AND CAPITAL RESOURCES

    Our financial position remained strong in the first quarter of fiscal 2002 despite the continued weakness in the economy, with cash and cash equivalents and short-term investments of $7.1 billion at January 31, 2002 compared to $4.3 billion at October 31, 2001. During the first three months of fiscal 2002, cash flows from operating activities and long-term borrowings were used mainly to fund purchases of property, plant and equipment, repayment of our outstanding borrowings, repurchases of our common stock, and payments of dividends.

    Cash flows from operating activities were $1.7 billion during the first quarter of fiscal 2002 compared to the use of $0.5 billion for the corresponding period of fiscal 2001. The increase in cash flows from operating activities in the first three months of fiscal 2002 resulted primarily from increased net earnings and decreases in inventory and accounts and financing receivables.

    Trade and current financing receivables as a percentage of the last twelve months net revenue were 14.4%, down from 14.8% in the same period a year ago and from 15.4% as of October 31, 2001. The year-over-year improvement in the ratio is due primarily to a reduction in the number of days of sales outstanding in accounts receivable as a result of increased effectiveness in collection efforts from both the retail and business consumers. Inventory as a percentage of the last twelve months net revenue was 10.1% at January 31, 2002, compared to 11.5% as of January 31, 2001, and 13.0% as of October 31, 2001. The decreases in the ratio year-over-year and from year end are attributable mainly to active inventory management.

    Capital expenditures for the first three months of fiscal 2002 were $330 million, compared to $484 million for the corresponding period in fiscal 2001. Net property, plant and equipment as a percentage of the last twelve months net revenue was 9.9% as of January 31, 2002, compared to 9.7% as of January 31, 2001 and 9.2% at October 31, 2001. The increase in this ratio is due mainly to a decrease in the current quarter's net revenue.

    We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short- and long-term borrowings in the first three months of fiscal 2002 increased by $678 million, as long-term debt issuances, including the issuance of $1.0 billion of Global Notes in December 2001, were partially offset by payments of our notes payable, short-term borrowings and other long-term debt. Long-term debt totaling
$106 million matured as scheduled in the first three months of fiscal 2002. At January 31, 2002, we had an unused committed borrowing facility in place totaling $1.0 billion.

    In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes due 2017. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In the first quarter of fiscal 2002, we repurchased notes with a book value of $42 million for an aggregate price of $33 million, resulting in an extraordinary gain on the early extinguishment of debt of $6 million (net of related taxes of $3 million). Between February 1 and March 8, 2002, we repurchased $32 million in face value of zero-coupon subordinated convertible notes with a book value of $20 million, resulting in an extraordinary gain on the early extinguishment of debt of $2 million (net of related taxes of $1 million). As of March 8, 2002, the notes had a remaining book value of $407 million.

    In February 2000, we filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The registration statement was declared effective in March 2000. In May 2001, we filed a prospectus supplement to the registration statement, which allowed us to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue, in addition to the other types of securities described above. In December 2001, we offered under the March 2000 shelf registration statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. The net proceeds from the sale of the notes were or will be used for general corporate purposes, which included repayment of existing indebtedness, capital expenditures and working capital needs. As of March 11, 2002, we had the remaining capacity to issue approximately
$290 million of securities under the March 2000 shelf registration statement.

    In February 2002, we filed a shelf registration statement with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. This registration statement was declared effective on March 11, 2002.

    At October 31, 2001, we held a 49.5% equity interest in LMC, which was accounted for under the equity method of accounting. The remaining 50.5% of equity interest was held by a third party investor. On November 1, 2001, LMC redeemed the outstanding equity of the third party investor, leaving us as the remaining shareholder of LMC. Accordingly, effective November 1, 2001, the assets, liabilities and results of operations of LMC have been included in our consolidated financial statements. At November 1, 2001, the assets of LMC consisted primarily of $879 million of cash and cash equivalents.

    HP and HPFC have the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. As of January 31, 2001, HP and HPFC had remaining capacity to issue approximately $2.3 billion of Medium-Term Notes under the program.

    We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. In the first quarter of fiscal 2002, 9,402,000 shares were repurchased for an aggregate price of $204 million. As of January 31, 2002, we had authorization for remaining future repurchases under the two programs of approximately $1.4 billion. In the first quarter of fiscal 2001, 18,600,000 shares were repurchased for $636 million.

PENDING ACQUISITIONS

    In September 2001, we signed the Merger Agreement with Compaq, a leading provider of enterprise technology and solutions, to acquire all of the outstanding stock of Compaq in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same exchange ratio. In addition, upon completion of the merger, we will assume certain Compaq stock plans. The shares of HP common stock issued in exchange for the shares of Compaq common stock in connection with the merger will represent approximately 35.7% of the outstanding shares of HP common stock immediately following the completion of the merger based on the number of shares of HP and Compaq common stock outstanding on January 28, 2002. The estimated purchase price is $24 billion, which includes the estimated fair value of HP common stock issued and options assumed, as well as estimated direct transaction costs. This estimate was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4 and September 5,
2001) around the announcement date (September 3, 2001) of the proposed merger. The final purchase price will be determined based upon the number of Compaq shares and options outstanding at the closing date. Completion of the Compaq merger is subject to customary closing conditions that include, among others, receipt of required approvals from our shareowners and from Compaq shareowners, and receipt of required regulatory approvals. The merger was subject to review by the United States Federal Trade Commission under the Hart-Scott-Rodino Improvements Act of 1976, the European Commission under Council Regulation
No. 4064/89 of the European Community and the Canadian Competition Bureau under the Competition Act (Canada) and remains subject to review by competition authorities in other jurisdictions. On December 20, 2001, the Canadian Competition Bureau completed its review of the proposed merger and found no issues of competitive concern. On January 31, 2002, the European Commission issued a formal decision clearing the merger. On March 6, 2002, the Federal Trade Commission closed its investigation into whether the merger may substantially lessen competition.

    On February 5, 2002, we filed a registration statement on Form S-4 with the SEC containing a definitive joint proxy statement/prospectus regarding the merger. A special meeting of HP shareowners will be held on March 19, 2002, to vote upon the issuance of shares of HP common stock in connection with the merger, and a special meeting of Compaq shareowners will be held on March 20, 2002, to vote upon the Merger Agreement and the merger. The transaction, while expected to close in the first half of calendar year 2002, may not be completed if any of the conditions is not satisfied. Under certain terms specified in the merger agreement, HP or Compaq may terminate the agreement, and as a result either HP or Compaq may be required to pay a $675 million termination fee to the other party in certain circumstances. Unless otherwise indicated, the discussions in this document relate to HP as a stand-alone entity and do not reflect the impact of the pending business combination transaction with Compaq.

    In September 2001, we signed a definitive agreement with Indigo, a leading provider of high performance digital color printing systems, to commence an Exchange Offer to acquire all of the outstanding shares of Indigo not already owned by us in exchange for a combination of shares of HP common stock and non-transferable CVRs entitling the holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement by the Indigo business of certain cumulative revenue milestones over a three-year post-closing period. Based on the terms of the agreement, current assumptions on the quantity of each consideration alternative, and HP's average closing share price for the 20-day period ended February 28, 2002, the estimated consideration to acquire the Shares is approximately $720 million plus approximately 56 million CVRs. The $720 million consideration amount includes the estimated fair value of HP common stock issued and options and warrants assumed, as well as estimated direct transaction costs. The future cash pay-out, if any, of the CVRs will be determined and payable after a three-year period commencing shortly after the closing of the Exchange Offer. On February 21, 2002, HP commenced the Exchange Offer. Under the Exchange Offer, the offer and withdrawal rights are scheduled to expire at noon (EST) on March 22, 2002, unless extended by HP as further described in the definitive prospectus filed with the SEC on February 21, 2002. Completion of the Exchange Offer is subject to the tender for exchange of that number of Indigo shares which, when added to Indigo shares currently owned by HP, will constitute at least 95% of Indigo's outstanding shares (including Indigo common shares issuable upon exercise of certain warrants), the receipt of required regulatory approvals and customary closing conditions. The transaction, while expected to close in the second quarter of fiscal year 2002, may not be completed if any of the conditions is not satisfied.

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

IF WE DO NOT EFFECTIVELY MANAGE THE TRANSITION FROM EXISTING PRODUCTS TO NEW PRODUCTS, OUR REVENUES MAY SUFFER.

    If we do not make an effective transition from existing products to new products, our revenues may be seriously harmed. Among the factors that make a smooth transition from current products to new products difficult are delays in product development or manufacturing, variations in product costs, delays in customer purchases of existing products in anticipation of new product introductions and customer demand for the new product. Our revenues and gross margins also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products may replace sales of some of our current products, offsetting the benefit of even a successful product introduction. There may also be overlaps in the current products of HP and product portfolios acquired through mergers and acquisitions that must be managed. Given the competitive nature of our industry, if we incur delays in new product introductions or do not accurately estimate the market effects of new product introductions, future demand for our products and our revenues may be seriously harmed.

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

    We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both retail and direct sales to both enterprise accounts and consumers. Since each distribution method has distinct risks and gross margins, the failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our gross margins and therefore profitability. For example:

    - AS WE CONTINUE TO INCREASE OUR COMMITMENT TO DIRECT SALES, WE COULD RISK ALIENATING CHANNEL PARTNERS AND ADVERSELY AFFECTING OUR DISTRIBUTION MODEL.

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

    - SOME OF OUR WHOLESALE AND RETAIL DISTRIBUTORS MAY BE UNABLE TO WITHSTAND CHANGES IN BUSINESS CONDITIONS.

      Some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including the recent economic downturn. Revenues from indirect sales could suffer if our distributors' financial condition or operations weaken.

    - OUR INVENTORY MANAGEMENT WILL BE COMPLEX AS WE WILL CONTINUE TO SELL A SIGNIFICANT MIX OF PRODUCTS THROUGH DISTRIBUTORS

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

WE DEPEND ON THIRD PARTY SUPPLIERS, AND OUR REVENUES AND GROSS MARGINS COULD BE ADVERSELY AFFECTED IF WE FAIL TO RECEIVE TIMELY DELIVERY OF QUALITY COMPONENTS OR IF WE FAIL TO MANAGE INVENTORY LEVELS PROPERLY.

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

    - SUPPLY SHORTAGES. We occasionally may experience a short supply of certain component parts as a result of strong demand in the industry for those parts or problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenues and gross margins could suffer until other sources can be developed.

    - OVERSUPPLY. In order to secure components for the production of new products, at times we may make advance payments to suppliers, or we may enter into non-cancelable purchase commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply of parts could result in excess or obsolete components which could adversely affect our gross margins.

    - LONG-TERM PRICING COMMITMENTS. As a result of binding price or purchase commitments with vendors, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components at lower prices, and our gross margins could suffer.

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

THE ECONOMIC DOWNTURN COULD ADVERSELY AFFECT OUR REVENUES, GROSS MARGINS AND EXPENSES.

    Our revenues and gross margins depend significantly on the overall demand for computing and imaging products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn may result in decreased revenues, earnings levels or growth rates and problems with the saleability of inventory and realizability of customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures, including those for information technology. We have observed effects of the global economic downturn in many areas of our business. The downturn has contributed to reported net revenue declines during fiscal 2001 and during the first quarter of fiscal 2002. We have also experienced gross margin declines, reflecting the effect of competitive pressures as well as inventory writedowns and charges associated with the cancellation of planned production line expansion. Our selling, general and administrative expense also was impacted due in part to an increase in bad debt write-offs and additions to reserves in our receivables portfolio. The economic downturn also has led to restructuring actions and contributed to writedowns to reflect the impairment of certain investments in our investment portfolio. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and consequently, our results of operations, prospects and stock price.

DUE TO THE INTERNATIONAL NATURE OF OUR BUSINESS, POLITICAL OR ECONOMIC CHANGES COULD HARM OUR FUTURE REVENUES, COSTS AND EXPENSES AND FINANCIAL CONDITION.

    Sales outside the United States make up more than half of our revenues. Our future revenues, costs and expenses and financial condition could be adversely affected by a variety of international factors, including:

    - changes in a country's or region's political or economical conditions;

    - longer accounts receivable cycles;

    - trade protection measures;

    - import or export licensing requirements;

    - overlap of different corporate structures;

    - unexpected changes in regulatory requirements;

    - differing technology standards and/or customer requirements;

    - import or export licensing requirements, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

    - problems caused by the conversion of various European currencies to the euro and macroeconomic dislocations that may result; and

    - natural disasters.

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

IMPAIRMENT OF INVESTMENT AND FINANCING PORTFOLIOS COULD HARM OUR NET EARNINGS.

    We have an investment portfolio that includes minority equity and debt investments and financing for the purchase of our products and services. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments and may incur losses related to the impairment of these investments and therefore charges to net earnings. Some of our investments are in public and privately held companies that are still in the start-up or development stage, which have inherent risks because the markets for the technologies or products they have under development are typically in the early stages and may never develop. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. Our investments in technology companies often are coupled with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products into our technology or product lines or otherwise benefit from the relationship, and these companies may be subsequently acquired by third parties, including competitors. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies to which we have supplied financing, our investment portfolio could be further impaired.

IN ORDER TO MANAGE OUR PORTFOLIO OF PRODUCTS AND TECHNOLOGY AND FURTHER OUR COMPETITIVE OBJECTIVES, WE MUST SUCCESSFULLY COMPLETE ACQUISITIONS AND ALLIANCES THAT ENHANCE OUR STRATEGIC BUSINESSES AND PRODUCT LINES AND DIVEST NON-STRATEGIC BUSINESSES AND PRODUCT LINES.

    As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, joint ventures and divestitures in order to manage our product and technology portfolios and further strategic objectives. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies. Integration and other risks of acquisitions and strategic alliances can be more pronounced for larger and more complicated transactions, or if multiple acquisitions are pursued simultaneously. However, if we fail to identify and complete these transactions, we may be required to expend resources to develop products and technology internally, may be at a competitive disadvantage or may be adversely affected by negative market perceptions, which may have a material effect on our revenues and selling, general and administrative expenses.

    Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

    - demonstrating to customers that the transaction will not result in adverse changes in client service standards or business focus and helping customers conduct business easily;

    - consolidating and rationalizing corporate IT and administrative infrastructures;

    - consolidating manufacturing operations;

    - combining product offerings;

    - coordinating sales and marketing efforts to communicate our capabilities effectively;

    - coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

    - preserving distribution, marketing or other important relationships and resolving potential conflicts that may arise;

    - minimizing the diversion of management attention from ongoing business concerns;

    - persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees;

    - coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations; and

    - managing integration issues shortly after or pending the completion of other independent reorganizations.

    We may not successfully address these integration challenges in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the transaction to the extent, or in the timeframe, anticipated. Currently, we have several acquisitions that are pending completion, including the proposed merger with Compaq, or that recently have been completed and are still being integrated. In addition to the pending Compaq transaction, we have pending a proposed acquisition of Indigo N.V., a leading commercial and industrial printing systems company. The number of pending transactions and the size and scope of the proposed merger with Compaq increase both the scope and consequence of ongoing integration risks.

    Even if an acquisition or alliance is successfully integrated or a business is divested, we may not receive the expected benefits of the transaction. Managing acquisitions, alliances, joint ventures and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also may result in significant costs and expenses and charges to earnings. As a result, any completed, pending or future transactions may contribute to financial results of the combined company that differ from the investment community's expectations in a given quarter.

TERRORIST ACTS AND ACTS OF WAR MAY SERIOUSLY HARM OUR BUSINESS AND REVENUES, COSTS AND EXPENSES AND FINANCIAL CONDITION.

    Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers, or customers, which could significantly impact our revenues, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a major multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

FAILURE TO EXECUTE PLANNED COST REDUCTIONS SUCCESSFULLY COULD RESULT IN TOTAL COSTS AND EXPENSES THAT ARE GREATER THAN EXPECTED.

    Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In addition to previously announced workforce reductions, we may have additional workforce reductions in the future. The proposed merger with Compaq contemplates workforce reductions that are expected to involve approximately 15,000 employees of the combined company worldwide, representing approximately 10% of the combined company's workforce and workforce reductions would also be expected if the proposed merger is not completed. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated reductions in force in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, and the failure to meet operational targets due to the loss of employees or decreases in employee morale.

HP'S STOCK PRICE HAS HISTORICALLY FLUCTUATED AND MAY CONTINUE TO FLUCTUATE.

    HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

    - the announcement of new products, services or technological innovations by HP or our competitors;

    - quarterly increases or decreases in HP's revenue or earnings;

    - changes in quarterly revenue or earnings estimates by the investment community; and

    - speculation in the press or investment community about HP's strategic position, financial condition, results of operations, business or significant transactions.

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

    HP has provisions in its certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by the HP Board of Directors. These include provisions:

    - authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to its common stock;

    - limiting the liability of, and providing indemnification to, directors and officers;

    - limiting the ability of HP shareowners to call special meetings;

    - requiring advance notice of shareowner proposals for business to be conducted at meetings of HP shareowners and for nominations of candidates for election to the HP Board of Directors;

    - controlling the procedures for conduct of Board and shareowner meetings and election and removal of directors; and

    - specifying that shareholders may take action only at a duly called annual or special meeting of shareowners.

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

    Completion of the merger also is subject to numerous risks and uncertainties. HP and Compaq may be unable to obtain shareowner or other regulatory approvals required to complete the merger in a timely manner or at all. In order to obtain regulatory approval, we may be required to comply with material restrictions or conditions, which could include a complete or partial license, divestiture, spin-off or the holding separate of assets or businesses. HP and Compaq also are required to obtain separate shareowner approvals in connection with the merger. Walter B. Hewlett, Eleanor Hewlett Gimon, Mary Hewlett Jaffe and The William R. Hewlett Revocable Trust have announced that they intend to vote against the proposal to approve the issuance of HP common stock in connection with the Compaq merger. In addition, each of the William and Flora Hewlett Foundation and the David and Lucile Packard Foundation has announced its intention to vote against the proposal to approve the issuance of HP common stock in connection with the Compaq merger. Mr. Hewlett (co-trustee of the William R. Hewlett Revocable Trust and Chairman of the Hewlett Foundation), Edwin van Bronkhorst (co-trustee of the William R. Hewlett Revocable Trust and trustee of certain Hewlett family trusts) and The William R. Hewlett Revocable Trust have filed a proxy statement with the Securities and Exchange Commission stating that they intend to solicit, and are now soliciting, proxies from HP shareowners against the proposal to approve the issuance of shares of HP common stock in connection with the Compaq merger and have disseminated to HP shareowners soliciting materials encouraging HP shareowners to vote against the Compaq merger. If the merger is not completed, the price of HP common stock may decline to the extent that the current market price of HP common stock reflects a market assumption that the merger will be completed. Moreover, HP would not derive the strategic benefits expected to result from the merger, such as creating a more complete and balanced product and services portfolio and providing economies of scale in businesses such as PCs. In addition, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of the product and service offerings and strategy of HP on a standalone basis. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and a portion of the financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances, HP may be required to pay Compaq a termination fee of $675 million in connection with the termination of the merger agreement.

    If the merger is completed, we will continue to face risks associated with integration of the businesses and operations of HP and Compaq, and we may not realize the anticipated benefits or synergies of the merger (primarily associated with anticipated restructurings and other operational efficiencies) to the extent, or in the timeframe, anticipated. In addition to the integration risks previously discussed, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations or implementing workforce reductions. In addition to the costs and expenses previously discussed, we will be required to make payments to executive officers and key employees under a retention plan adopted in connection with the merger. Also, any prior or future downgrades in our credit rating associated with the merger could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect our internal cost of capital estimates and therefore operational decisions. In addition, the effective tax rate of HP following the merger is uncertain and could exceed HP's currently reported tax rate and the weighted average of the pre-merger tax rates of HP and Compaq. Moreover, charges to earnings resulting from the application of the purchase method of accounting may affect the market value of HP's common stock adversely following the merger, as HP will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the merger becomes impaired, HP may be required to incur material charges relating to the impairment of those assets. The foregoing risks are described in more detail in the joint proxy statement/prospectus related to the merger included in HP's registration statement on Form S-4 dated February 5, 2002.

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

    The introduction and use of the euro has not had a material effect on our foreign exchange and hedging activities, use of derivative instruments or overall foreign currency risk, and we do not presently expect that it will. We have not experienced a material impact on product pricing, but we will continue to monitor this aspect of the change going forward. All costs associated with the conversion to the euro were expensed to operations as incurred. The use of the euro currency has not had nor do we expect it to have a material adverse impact on our consolidated financial condition, cash flows or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    For quantitative and qualitative disclosures about market risk affecting HP, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K, as amended on January 30, 2002, for the fiscal year ended October 31, 2001. Our exposure to market risks has not changed materially since October 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The information set forth under Note 5 contained in the "Notes to Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

    In addition, HP is involved in, and or has indemnification obligations with respect to, the litigation described below.

    A putative class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara on December 11, 2001, against various officers and directors of HP alleging that the defendants breached their fiduciary duties to HP shareowners by, among other things, failing to conduct reasonable due diligence into the propriety of the merger transaction involving HP and Compaq Computer Corporation and by filing with the Securities and Exchange Commission a false and misleading Registration Statement on Form S-4 and preliminary joint proxy statement/prospectus forming a part thereof in connection with the merger transaction. The case seeks declaratory, injunctive and other relief permitted by law and equity. On or about December 19, 2002, defendants removed the case to the United States District Court for the Northern District of California, and on January 7, 2002, defendants moved to dismiss the action. On or about January 17, 2002, plaintiff moved to remand the case to state court. On or about February 19, 2002, plaintiff moved for expedited discovery. On March 1, 2002, the Magistrate Judge denied plaintiff's motion for expedited discovery. The Court has scheduled a hearing on defendants' motion to dismiss and plaintiff's motion to remand for April 26, 2002. HP believes that the lawsuit is without merit and intends to defend the case vigorously.

    A putative class action lawsuit was filed in the United States District Court for the Northern District of California on February 11, 2002, against HP and various directors of HP alleging that the proxy materials filed by HP in connection with the merger transaction involving Compaq Computer Corporation are false and misleading and fail to disclose material information in violation of
Section 14(a) of the Securities Exchange Act of 1934, SEC Rule 14a-9 and that the named HP directors have breached their fiduciary duties to HP stockholders. The case seeks declaratory relief, injunctive relief and damages. On
February 18, 2002, defendants moved to dismiss the action. On February 19, 2002, plaintiff moved for expedited discovery. On March 1, 2002, the Magistrate Judge denied plaintiff's motion. The hearing on defendants' motion to dismiss is scheduled for April 26, 2002. HP believes that the lawsuit is without merit and intends to defend the case vigorously.

    A putative class action lawsuit was filed in the United States District Court for the Northern District of California on February 15, 2002, against HP and various directors of HP alleging that the proxy materials filed by HP in connection with the merger transaction involving Compaq Computer Corporation are false and misleading and fail to disclose material information in violation of
Section 14(a) of the Securities Exchange Act of 1934, SEC Rule 14a-9 and that the named HP directors have breached their fiduciary duties to HP stockholders. The case seeks declaratory relief, injunctive relief and damages. Defendants intend to file a motion to dismiss the lawsuit promptly. HP believes that the lawsuit is without merit and intends to defend the case vigorously.

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

    (b) Reports on Form 8-K:

    On February 14, 2002, HP filed a report on Form 8-K, which reported under
Item 5 the issuance of a press release containing financial information for the first quarter and guidance for fiscal year 2002, and under Item 9 related scripts. The press release and scripts were filed as exhibits to the Form 8-K.

    On February 14, 2002, HP filed a report on Form 8-K relating to the proposed merger with Compaq Computer Corporation, which reported under Item 5 (i) the historical consolidated financial statements of Compaq including Compaq's consolidated balance sheet at December 31, 2001 and 2000, the consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001, and Compaq's Schedule II, Valuation and Qualifying Accounts for each of the three years in the period ended
December 31, 2001, filed in accordance with Rule 3-05 of Regulation S-X (17 C.F.R. Section 210.3.05 (2000)), and (ii) the unaudited pro forma condensed combined consolidated financial statements of HP for the period ended
October 31, 2001 and comparative historical and pro forma per share data giving effect to the merger as a purchase of Compaq by HP in accordance with
Article 11 of Regulation S-X (17 C.F.R. Section 210.11 (2000)).

    On February 27, 2002, HP filed a report on Form 8-K, which reported under
Item 5 that HP held a security analyst meeting on the same date in connection with the proposed merger with Compaq Computer Corporation. The meeting was hosted by Carleton S. Fiorina, HP Chairman of the Board, President and Chief Executive Officer, and included presentations by Ms. Fiorina and other members of the HP executive team. Certain of the speakers' slides used in connection with the presentations are furnished as exhibits to the Form 8-K.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                  HEWLETT-PACKARD COMPANY

                                                                    /s/ ROBERT P. WAYMAN
                                                       ---------------------------------------------
                                                                      Robert P. Wayman
                                                                 EXECUTIVE VICE PRESIDENT,
                                                        FINANCE AND ADMINISTRATION, CHIEF FINANCIAL
                                                         OFFICER AND DIRECTOR (PRINCIPAL FINANCIAL
                                                                          OFFICER)

Date: March 12, 2002

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

 2(b)                   Agreement and Plan of Reorganization by and among
                        Hewlett-Packard Company, Heloise Merger Corporation and
                        Compaq Computer Corporation dated as of September 4, 2001, which appears as Exhibit 2.1 to Registrant's Form 8-K filed on September 4, 2001, which exhibit is incorporated herein by reference.

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

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

 4(h) Form of 5.75% Global Note due December 15, 2006, which appears as Exhibit 4.1 to Registrant's Form 8-K dated
                        December 7, 2001, which exhibit is incorporated herein by reference.

 5-8                    Not applicable.

 9                      None.

 10(a)                  Registrant's 1985 Incentive Compensation Plan, as amended, which appears as Exhibit 10(a) to Registrant's Form 10-K
                        for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference.*

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

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
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

 10(q)                  Incentive Stock Plan Stock Option Agreement (Non-Qualified),
                        dated July 17, 1999, between Registrant and Carleton S.
                        Fiorina which appears as Exhibit 10(ii) to Registrant's
                        Quarterly Report on Form 10-Q for the fiscal quarter ended
                        July 31, 1999, which exhibit is incorporated herein by
                        reference.*

 10(r)                  Restricted Stock Agreement, dated July 17, 1999, between
                        Registrant and Carleton S. Fiorina which appears as
                        Exhibit 10(jj) to Registrant's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*

 10(s)                  Restricted Stock Unit Agreement, dated July 17, 1999,
                        between Registrant and Carleton S. Fiorina which appears as
                        Exhibit 10(kk) to Registrant's Quarterly Report on
                        Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*

 10(t)                  Registrant's 2000 Stock Plan amended as of October 27, 2000, which appears as Exhibit 10(u) to Registrant's Form 10-K
                        for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference,.*

 10(u)                  Registrant's 2000 Employee Stock Purchase Plan amended as of
                        March 29, 2001, which appears as Exhibit 10(v) to
                        Registrant's Form 10-K for the fiscal year ended
                        October 31, 2001, which exhibit is incorporated herein by
                        reference.*

 10(v)                  Registrant's Executive Pay-For-Results Plan (Amended and
                        Restated as of November 1, 2000), which appears as
                        Exhibit 10(y) to Registrant's Annual Report on Form 10-K for
                        the fiscal year ended October 31, 2000, which exhibit is
                        incorporated herein by reference.*

 10(w)                  Registrant's Pay-For-Results Short-Term Bonus Plan
                        (Effective November 1, 2000), which appears as
                        Exhibit 10(z) to Registrant's Annual Report on Form 10-K for
                        the fiscal year ended October 31, 2000, which exhibit is
                        incorporated herein by reference.*

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
 10(x)                  StorageApps Inc. 2000 Stock Incentive Plan which appears as
                        Exhibit 4.1 to Registrant's Form S-8 filed on September 26,
                        2001, which exhibit is incorporated herein by reference.*

 10(y) Registrant's 2001 Executive Transition Program, which appears as Exhibit 10(z) to Registrant's Form 10-K for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference.*

 11                     Not applicable.

 12                     Statement of Computation of Ratio of Earnings to Fixed
                        Charges.

 13-17                  Not applicable.

 18-19                  None.

 20-21                  Not applicable.

 22                     None.

 23-27                  Not applicable.

 28                     None.

 99                     Not applicable.

------------------------

*   Indicates management contract or compensatory plan, contract or arrangement.