Form 10-Q
period 2002-04-30
HEWLETT PACKARD CO
filed 2002-06-13
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number: 1-4423

HEWLETT-PACKARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1081436 (IRS Employer Identification No.)
3000 Hanover Street, Palo Alto, California (Address of principal executive offices)	94304 (Zip Code)

(650) 857-1501
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2002
Common Stock, $0.01 par value Preferred Share Purchase Rights	3,065,744,000 shares together with associated Preferred Share Purchase Rights

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Statement of Earnings
(Unaudited)
(In millions, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
Net revenue:
Products	$8,774	$9,717	$18,206	$20,187
Services	1,757	1,852	3,612	3,677
Financing income	90	99	186	202

Total net revenue	10,621	11,668	22,004	24,066

Cost of sales:
Products	6,367	7,478	13,425	15,285
Services	1,185	1,204	2,420	2,379
Financing interest	31	56	68	133

Total cost of sales	7,583	8,738	15,913	17,797

Gross margin	3,038	2,930	6,091	6,269
Operating expenses:
Research and development	742	706	1,420	1,410
Selling, general and administrative	1,724	1,881	3,436	3,644
Merger-related charges	140	—	178	—
Restructuring charges	18	—	18	102

Total operating expenses	2,624	2,587	5,052	5,156

Earnings from operations	414	343	1,039	1,113
Interest and other, net	(45)	39	(35)	136
Net investment losses	(16)	—	(16)	(365)
Litigation settlement	—	(400)	—	(400)

Earnings before extraordinary item, cumulative effect of change in accounting principle and taxes	353	(18)	988	484
Provision for taxes	115	(53)	272	59

Net earnings before extraordinary item and cumulative effect of change in accounting principle	238	35	716	425
Extraordinary item—gain on early extinguishment of debt, net of taxes	14	12	20	35
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(272)

Net earnings	$252	$47	$736	$188

Basic net earnings per share:
Net earnings before extraordinary item and cumulative effect of change in accounting principle	$0.12	$0.02	$0.37	$0.22
Extraordinary item—gain on early extinguishment of debt, net of taxes	0.01	—	0.01	0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.14)

Net earnings	$0.13	$0.02	$0.38	$0.10

Diluted net earnings per share:
Net earnings before extraordinary item and cumulative effect of change in accounting principle	$0.12	$0.02	$0.37	$0.22
Extraordinary item—gain on early extinguishment of debt, net of taxes	0.01	—	0.01	0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.14)

Net earnings	$0.13	$0.02	$0.38	$0.10

Cash dividends declared per share	$—	$—	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	1,955	1,935	1,948	1,934
Diluted	1,973	1,987	1,968	1,996

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Balance Sheet
(In millions, except par value)

	April 30, 2002	October 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,741	$4,197
Short-term investments	147	139
Accounts receivable, net	3,936	4,488
Financing receivables, net	2,216	2,183
Inventory	4,017	5,204
Other current assets	4,798	5,094

Total current assets	23,855	21,305
Property, plant and equipment (net of accumulated depreciation of $5,539 and $5,411 at April 30, 2002 and October 31, 2001, respectively)	4,305	4,397
Long-term investments and other assets	6,120	6,882

Total assets	$34,280	$32,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$1,618	$1,722
Accounts payable	3,584	3,791
Employee compensation and benefits	1,665	1,477
Taxes on earnings	1,688	1,818
Deferred revenues	1,943	1,867
Other accrued liabilities	3,334	3,289

Total current liabilities	13,832	13,964
Long-term debt	4,442	3,729
Other liabilities	1,045	938
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 1,977 and 1,939 shares issued and outstanding at April 30, 2002 and October 31, 2001, respectively)	20	19
Additional paid-in capital	845	200
Retained earnings	14,101	13,693
Accumulated other comprehensive (loss) income	(5)	41

Total stockholders' equity	14,961	13,953

Total liabilities and stockholders' equity	$34,280	$32,584

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(In millions)

	Six months ended April 30,
	2002	2001
Cash flows from operating activities:
Net earnings	$736	$188
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	696	632
Deferred taxes on earnings	101	(120)
In-process research and development charges	59	19
Net investment losses	16	365
Gain on early extinguishment of debt, net of taxes	(20)	(35)
Cumulative effect of change in accounting principle, net of taxes	—	272
Changes in assets and liabilities:
Accounts and financing receivables	949	335
Inventory	1,243	277
Accounts payable	(230)	(1,164)
Taxes on earnings	(182)	(695)
Other current assets and liabilities	407	612
Other, net	9	2

Net cash provided by operating activities	3,784	688

Cash flows from investing activities:
Investment in property, plant and equipment	(695)	(889)
Proceeds from sale of property, plant and equipment	208	274
Purchases of investments	(187)	(207)
Maturities and sales of investments	137	134
Cash acquired through business acquisitions, net	18	163
Dissolution of an equity investee	879	—

Net cash provided by (used in) investing activities	360	(525)

Cash flows from financing activities:
(Decrease) increase in notes payable and short-term borrowings	(73)	1,762
Issuance of long-term debt	1,035	29
Payment of long-term debt	(134)	(252)
Repurchase of zero-coupon subordinated convertible notes	(127)	(478)
Issuance of common stock under employee stock plans	214	115
Repurchase of common stock	(204)	(838)
Dividends	(311)	(310)

Net cash provided by financing activities	400	28

Increase in cash and cash equivalents	4,544	191
Cash and cash equivalents at beginning of period	4,197	3,415

Cash and cash equivalents at end of period	$8,741	$3,606

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of April 30, 2002 and October 31, 2001, its results of operations for the three- and six-month periods ended April 30, 2002 and 2001, and its cash flows for the six-month periods ended April 30, 2002 and 2001. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

        The results of operations for the three- and six-month periods ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K, as amended on January 30, 2002, for the fiscal year ended October 31, 2001.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for HP's fiscal year 2003. Upon adoption, HP anticipates that it will reclassify gains on early extinguishment of debt and related taxes previously recorded as an extraordinary item to interest and other, net and provision for taxes, respectively.

Note 4: Net Earnings Per Share

        HP's basic earnings per share ("EPS") is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt.

        The following table includes a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(In millions, except per share data)
Numerator:
Net earnings before extraordinary item and cumulative effect of change in accounting principle	$238	$35	$716	$425
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of income tax effect	2	4	5	10

Net earnings before extraordinary item and cumulative effect of change in accounting principle, adjusted	240	39	721	435
Extraordinary item—gain on early extinguishment of debt, net of taxes	14	12	20	35
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(272)

Net earnings, adjusted	$254	$51	$741	$198

Denominator:
Weighted-average shares used to compute basic EPS	1,955	1,935	1,948	1,934
Effect of dilutive securities:
Dilutive options and other stock-based awards	8	34	9	40
Zero-coupon subordinated convertible notes	10	18	11	22

Dilutive potential common shares	18	52	20	62

Weighted-average shares used to compute diluted EPS	1,973	1,987	1,968	1,996

Basic net earnings per share:
Net earnings before extraordinary item and cumulative effect of change in accounting principle	$0.12	$0.02	$0.37	$0.22
Extraordinary item—gain on early extinguishment of debt, net of taxes	0.01	—	0.01	0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.14)

Net earnings	$0.13	$0.02	$0.38	$0.10

Diluted net earnings per share:
Net earnings before extraordinary item and cumulative effect of change in accounting principle	$0.12	$0.02	$0.37	$0.22
Extraordinary item—gain on early extinguishment of debt, net of taxes	0.01	—	0.01	0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.14)

Net earnings	$0.13	$0.02	$0.38	$0.10

Note 5: Acquisitions

        HP records acquisitions under the purchase method of accounting, and accordingly the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, including in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with SFAS 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with definite lives will be amortized on a straight-line basis over their respective useful lives.

        In the second quarter of fiscal 2002, HP acquired substantially all of the outstanding stock of Indigo N.V. ("Indigo") not previously owned by HP in exchange for HP common stock, options, and non-transferable contingent value rights ("CVR"). Each CVR entitles the holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The total consideration for Indigo was $719 million, which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. Approximately 32 million shares of HP common stock and 53 million CVRs were issued in connection with this transaction. The future cash pay-out, if any, of the CVRs will be payable after a three-year period commencing on April 1, 2002. This acquisition is intended to strengthen HP's printer offering by adding high performance digital color printing systems. HP recorded approximately $499 million of goodwill and $153 million of purchased intangibles in conjunction with the acquisition and the previous equity investment. The purchased intangibles will be amortized over their useful lives, which range from five to eight years. In addition, HP recorded a pre-tax charge of approximately $59 million for in-process research and development at the time of acquisition in the second quarter of fiscal 2002 because technological feasibility had not been established and no future alternative uses existed. Results of operations for Indigo have been included prospectively from the date of the acquisition. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of Indigo are not material to HP's results of operations.

        In May 2002, HP acquired all of the outstanding stock of Compaq Computer Corporation ("Compaq"), a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same ratio. In addition, HP assumed certain Compaq stock plans. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock and the assumption of options to purchase approximately 200 million shares of HP common stock. The total consideration was approximately $24.2 billion, which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the merger. Results of operations of Compaq will be included prospectively from the date of acquisition beginning with the third quarter of fiscal 2002.

        In connection with the merger, management has begun to assess and formulate restructuring plans to exit certain activities of both HP and Compaq and to terminate or relocate certain employees of HP and Compaq. These assessments are still in process and management expects to adopt a formal restructuring plan in the third quarter of fiscal 2002. A significant portion of the exit costs related to HP activities and employees is expected to be recorded as a restructuring charge in the third quarter of fiscal 2002. Exit costs related to Compaq activities and employees will be accrued by HP as a liability in conjunction with recording the initial purchase of Compaq in the third quarter of fiscal 2002, with no impact on results of operations. In addition to restructuring charges, HP will incur charges related to payments to executive officers and key employees under a retention plan adopted in connection with the acquisition, as well as costs related to integration efforts. HP may also incur charges for inventory writedowns or other asset impairments, as a result of product roadmap decisions related to overlapping product offerings between the two companies or other integration decisions.

Note 6: Legal Proceedings

  Litigation Settlement

        On June 4, 2001, HP and Pitney Bowes Inc. ("Pitney Bowes") announced that they had entered into agreements which resolved all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. In addition, the companies entered into a technology licensing agreement and expect to pursue business and commercial relationships. The litigation related to Pitney Bowes' claims that HP's LaserJet printers infringed Pitney Bowes' character edge smoothing patent, and HP's claims that Pitney Bowes' copiers, fax machines, document management software and a postal metering machine infringed HP's patents.

  Pending Litigation

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

        On or about July 31, 2000, HP was sued in an unfair business practices consumer class action filed by three residents of San Bernardino, California in federal court in California. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in over 30 states. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers over the past three years. The basic factual allegation of these actions is that when the affected consumer purchased HP printers, they received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorney fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. HP recently obtained summary judgment against plaintiffs in the California action, which the plaintiffs are appealing.

        On or about April 10, 2001, a nationwide defective product consumer class action was filed against HP in a Texas state district court by a resident of eastern Texas. This action is one of five similar suits filed against several computer manufacturers on the same day. The basic allegation in the action against HP is that it knowingly sold computers containing floppy disk controller chips that fail to detect both overruns and underruns if either occurs on the last byte of a read/write operation. That failure is alleged to result in data loss, data corruption or system failure. This suit seeks injunctive relief, declaratory relief, rescission and attorney fees. After filing this action, related actions were filed in the State of Illinois, the State of California and the United States of America.

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

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of patent, commercial and environmental matters, which arise in the ordinary course of business. Any possible adverse outcome arising from these matters, either individually or in the aggregate, is not expected to have a material adverse impact on the results of operations or financial position of HP. However, HP's evaluation of the likely impact of these pending disputes could change in the future.

Note 7: Net Investment Losses

        HP's investment portfolio includes equity and debt investments in public and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. HP's investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful.

        HP monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing or quoted market prices of comparable public companies. In order to determine whether a decline in value is other-than-temporary, HP evaluates, among other factors: the duration and extent to which the fair value has been less than carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry, and the company's relative competitive position within the industry; and HP's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

        Due to the economic downturn, the decline in value of certain investments in emerging technology companies was determined to be other-than-temporary. Accordingly, HP recorded impairment losses of $16 million on its investments in privately-held emerging technology companies in the second quarter of fiscal 2002. HP recorded impairment losses of $365 million on its investments in both public and privately-held emerging technology companies in the first quarter of fiscal 2001. As of April 30, 2002, the carrying value of the portion of HP's remaining investment portfolio related to emerging technology companies was $163 million. Depending on market conditions, HP may incur additional charges on this investment portfolio in the future.

Note 8: Restructuring Charges

        In fiscal 2001, HP's management approved restructuring actions to respond to the global economic downturn and to improve HP's cost structure by streamlining operations and prioritizing resources in strategic areas of HP's business. The company recorded a restructuring charge of $384 million in fiscal 2001, including $102 million in the first half of the year, to reflect these actions. The fiscal 2001 charge consisted of severance and other employee benefits related to the planned termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. Offsetting the fiscal 2001 charge were $38 million of related net pension and post-retirement settlement and curtailment gains. In the second quarter of fiscal 2002, HP recorded an $18 million restructuring charge as an adjustment to the expected severance cost of our fiscal 2001 restructuring plans. As of April 30, 2002, 7,300 employees were terminated and HP had paid out $368 million of the accrued costs. HP expects to pay out the remainder of the accrual during the last half of fiscal 2002.

        As of April 30, 2002, the balance of the accrued restructuring charges recorded primarily in fiscal 2001 consisted of the following:

	Employee Severance and Other Related Benefits	Facility Consolidations and Other	Total
	(In millions)
Balance at October 31, 2001	$146	$12	$158
Restructuring charges	18	—	18
Cash payments	(130)	(2)	(132)
Non-cash charges	(3)	—	(3)

Balance at April 30, 2002	$31	$10	$41

Note 9: Inventory

	April 30, 2002	October 31, 2001
	(In millions)
Finished goods	$2,960	$3,705
Purchased parts and fabricated assemblies	1,057	1,499

	$4,017	$5,204

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

Note 11: Borrowings

        In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes due 2017. Under the repurchase program, HP may repurchase the notes from time to time at varying prices. In the second quarter of fiscal 2002, HP repurchased $188 million in face value of the notes with a book value of $116 million for an aggregate price of $94 million, resulting in an extraordinary gain on the early extinguishment of debt of $14 million (net of related taxes of $8 million). In the first half of fiscal 2002, HP repurchased $257 million in face value of the notes with a book value of $158 million for an aggregate purchase price of $127 million, resulting in an extraordinary gain on the early extinguishment of debt of $20 million (net of related taxes of $11 million). As of April 30, 2002, the notes had a remaining book value of $313 million.

        In February 2000, HP filed a shelf registration statement (the "2000 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2000 Shelf Registration Statement was declared effective in March 2000. In May 2001, HP filed a prospectus supplement to the 2000 Shelf Registration Statement, which allowed HP to offer from time to time Medium-Term Notes, Series A, due nine months or more from the date of issue, in addition to the other types of securities described above. In June 2000, HP offered under the 2000 Shelf Registration Statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005 unless previously redeemed. In December 2001, HP offered under the 2000 Shelf Registration Statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. As of April 30, 2002, HP had the remaining capacity to issue approximately $290 million of securities under the 2000 Shelf Registration Statement.

        In February 2002, HP filed a shelf registration statement (the "2002 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2002 Shelf Registration Statement was declared effective in March 2002. As of April 30, 2002, HP had not issued securities under the 2002 Shelf Registration Statement.

        HP and Hewlett-Packard Finance Company, a wholly-owned subsidiary of HP ("HPFC"), have the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. As of April 30, 2002, there was remaining capacity to issue approximately $2.3 billion of Medium-Term Notes under the program, subject to completion of annual updates required under the program.

        Effective March 15, 2002, HP replaced its $1.0 billion committed borrowing facility, which was due to expire in April 2002, with two senior unsecured credit facilities totaling $4.0 billion in borrowing capacity, including a $2.7 billion 364-day facility and a $1.3 billion three-year facility. Until the consummation of the Compaq merger in May 2002, borrowing capacity under the 364-day facility was limited to $1.7 billion and borrowing capacity under the three-year facility was limited to $0.8 billion. Interest rates and other terms of borrowing under these lines of credit vary based on HP's external credit ratings.

        HP occasionally repurchases its debt prior to maturity based upon its assessment of current market conditions and financing alternatives.

Note 12: Income Taxes

        Income tax provisions for interim periods are based on estimated effective annual tax rates. The effective tax rate before extraordinary item was approximately 33% in the second quarter of fiscal 2002 and 28% in the first half of fiscal 2002. HP's effective tax rates differ from the federal statutory rate due to tax rate benefits of operating in lower-tax jurisdictions throughout the world. These benefits were partially offset in these periods by non-deductible charges for amortization of goodwill and purchased intangibles and certain merger- and other acquisition-related charges.

Note 13: Stockholders' Equity

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. At October 31, 2001, HP had authorization for future repurchases of approximately $1.6 billion of common stock under the two programs. HP did not repurchase any shares during the second quarter of fiscal 2002. In the first half of fiscal 2002, HP repurchased 9,402,000 shares for an aggregate price of $204 million. As of April 30, 2002, HP had authorization for remaining future repurchases under the two programs of approximately $1.4 billion. In fiscal 2001, HP repurchased 6,703,600 shares for an aggregate price of $202 million in the second quarter, and HP repurchased 25,303,600 shares for $838 million in the first half of the year.

Note 14: Comprehensive Income (Loss)

        Comprehensive income (loss) includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities and derivative instruments. Comprehensive income, net of taxes, for the three- and six-month periods ended April 30 was as follows:

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(In millions)
Net earnings	$252	$47	$736	$188
Change in net unrealized (losses) gains on available-for-sale securities	(13)	(27)	2	(66)
Change in net unrealized (losses) gains on derivative instruments	(131)	95	(48)	58

Comprehensive income	$108	$115	$690	$180

        The components of accumulated other comprehensive (loss) income, net of taxes, was as follows:

	April 30, 2002	October 31, 2001
	(In millions)
Net unrealized gains on available-for-sale securities	$21	$19
Net unrealized (losses) gains on derivative instruments	(26)	22

Accumulated other comprehensive (loss) income	$(5)	$41

Note 15: Supplemental Cash Flow Information

	Six months ended April 30,
	2002	2001
	(In millions)
Non-cash transactions:
Net (forfeitures) issuances of common stock for employee benefit plans:
Restricted stock and other	$(8)	$(12)
Employer matching contributions for 401(k) and employee stock purchase plans	(3)	25
Issuance of common stock and options assumed related to business acquisitions	615	528

Note 16: Segment Information

Description of Segments

        HP is a leading global provider of products, technologies, solutions and services to consumers and businesses.

        As of April 30, 2002, HP organized its operations into five businesses: Imaging and Printing Systems, Embedded and Personal Systems, Computing Systems, IT Services and Financing. The segments were determined in accordance with how management views and evaluates HP's businesses. The factors that management uses to identify HP's separate businesses include customer base, homogeneity of products, technology and delivery channels. A description of the types of products and services provided by each reportable segment is as follows:

  •
  Imaging and Printing Systems provides printer hardware, digital imaging products, printer supplies, and related professional and consulting services. Printer hardware consists of business and home printing devices, which include color and monochrome printers for shared and personal use, multi-function laser and all-in-one inkjet devices, personal color copiers and faxes, wide- and large-format inkjet printers and digital presses. Digital imaging products include scanners and digital photography products. Supplies offer laser and inkjet printer cartridges and other related printing media. Professional and consulting services are provided to customers on the optimal use of printing and imaging assets.

  •
  Embedded and Personal Systems provides commercial personal computers ("PCs"), home PCs, a range of handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the Vectra and e-PC desktop series, as well as OmniBook notebook PCs. Home PCs include the Pavilion series of multi-media consumer desktop PCs and notebook PCs. Handheld computing devices include the Jornada handheld products that run on Pocket PC® software. Digital entertainment systems offer the DVD+RW drives as well as digital entertainment center products.

  •
  Computing Systems provides workstations, UNIX® servers, PC servers, storage and software solutions. Workstations provide UNIX®, Windows and Linux-based systems. The UNIX® server offering ranges from low-end servers to high-end scalable systems such as the Superdome line, all of which run on HP's PA-RISC architecture and HP-UX operating system. PC servers offer primarily low-end and mid-range products that run on the Windows and Linux operating systems. Storage provides mid-range and high-end array offerings, storage area networks and storage area management and virtualization software, as well as tape and optical libraries, tape drive mechanisms and tape media. The software category offers OpenView and other solutions designed to manage large-scale systems and networks. In addition, software includes telecommunications infrastructure solutions and middleware.

  •
  IT Services provides customer support, consulting and outsourcing. Customer support offers a range of high-value solutions from mission-critical and networking services that span the entire IT environment to low-cost, high volume product support. Consulting provides industry-specific business and IT consulting and system integration services in areas such as financial services, telecommunications and manufacturing, as well as cross-industry solution expertise in Customer Relationship Management ("CRM"), e-commerce and IT infrastructure. Consulting also includes complementary third-party products delivered with the sales of HP solutions. Outsourcing offers a range of IT management services, both comprehensive and selective, including transformational infrastructure services, client-computing managed services, managed web services and application services to medium and large companies.

  •
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

        Prior to 2002, HP's immaterial operating segments were aggregated to form an "All Other" category as they did not meet the materiality threshold for a reportable segment. This category included primarily the VeriFone business prior to its divestiture in the third quarter of 2001.

        In the first quarter of 2002, HP made certain strategic changes to its organizational structure. These changes included the movement of the PC business from the Computing Systems segment to the Embedded and Personal Systems segment and movement of the Financing business from the IT Services segment to a separate operating segment. Segment financial data for the three- and six-month periods ended April 30, 2001 has been restated to reflect these organizational changes.

        The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of April 30, 2002. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

        A significant portion of each segment's expenses arise from shared services and infrastructure that HP has historically provided to the segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. In the first quarter of fiscal 2002, HP revised its allocation methodology for shared services and infrastructure. HP believes these allocation changes resulted in a better reflection of the utilization of services provided to or benefits received by the segments. Segment financial data for the three- and six-month periods ended April 30, 2001 has been restated to reflect these changes.

Segment Data

        The results of the reportable segments are derived directly from HP's management reporting system. The results are based on HP's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include corporate infrastructure costs, restructuring charges, investment gains and losses, amortization of goodwill and purchased intangibles, charges for purchased in-process research and development, certain other acquisition-related charges, and the amount by which profit-dependent bonus expenses and certain employee-related benefit program costs differ from a targeted level recorded by the segments.

        The table below presents selected financial information for each reportable segment:

	Imaging and Printing Systems	Embedded and Personal Systems	Computing Systems	IT Services	Financing	All Other	Total
	(In millions)
For the three months ended April 30, 2002:
Net revenue from external customers	$4,897	$2,147	$1,830	$1,471	$318	$—	$10,663
Intersegment net revenue	1	3	55	1	—	—	60

Total net revenue	$4,898	$2,150	$1,885	$1,472	$318	$—	$10,723

Earnings (loss) from operations	$768	$(106)	$(240)	$163	$(8)	$—	$577

For the three months ended April 30, 2001:
Net revenue from external customers	$4,938	$2,535	$2,273	$1,541	$365	$88	$11,740
Intersegment net revenue	—	2	88	—	—	—	90

Total net revenue	$4,938	$2,537	$2,361	$1,541	$365	$88	$11,830

Earnings (loss) from operations	$365	$(85)	$(122)	$174	$(27)	$(13)	$292

For the six months ended April 30, 2002:
Net revenue from external customers	$9,993	$4,608	$3,793	$3,027	$660	$—	$22,081
Intersegment net revenue	1	8	91	3	—	—	103

Total net revenue	$9,994	$4,616	$3,884	$3,030	$660	$—	$22,184

Earnings (loss) from operations	$1,510	$(110)	$(400)	$366	$(15)	$—	$1,351

For the six months ended April 30, 2001:
Net revenue from external customers	$10,123	$5,366	$4,747	$3,067	$728	$176	$24,207
Intersegment net revenue	—	2	155	—	—	—	157

Total net revenue	$10,123	$5,368	$4,902	$3,067	$728	$176	$24,364

Earnings (loss) from operations	$1,036	$(151)	$(64)	$329	$(44)	$(41)	$1,065

        The following is a reconciliation of segment information to HP consolidated totals:

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(In millions)
Net revenue:
Total segments	$10,723	$11,830	$22,184	$24,364
Elimination of intersegment net revenue and other	(102)	(162)	(180)	(298)

Total HP consolidated	$10,621	$11,668	$22,004	$24,066

Earnings before extraordinary item, cumulative effect of change in accounting principle and taxes:
Total segment earnings from operations	$577	$292	$1,351	$1,065
Merger-related charges	(140)	—	(178)	—
Restructuring charges	(18)	—	(18)	(102)
Interest and other, net	(45)	39	(35)	136
Net investment losses	(16)	—	(16)	(365)
Litigation settlement	—	(400)	—	(400)
Corporate and unallocated costs, and eliminations	(5)	51	(116)	150

Total HP consolidated	$353	$(18)	$988	$484

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

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HP and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the challenge of managing asset levels, the difficulty of keeping expense growth at modest levels, the assumption of maintaining revenues on a combined company basis following the closing of the Compaq transaction and other risks that are described under "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed subsequent to HP's Annual Report on Form 10-K, as amended on January 30, 2002, for the fiscal year ended October 31, 2001.

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

Revenue Recognition

        We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protection, promotions, other volume-based incentives and expected returns. We may take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Bad Debt

        We evaluate the collectibility of our trade and financing receivables based on a combination of factors. When we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventory

        We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, and quality issues. Based on this analysis, we record adjustments, when appropriate, to reflect inventory at net realizable value.

Investment in Debt and Equity Securities

        We monitor our investment portfolio for impairment on a periodic basis. Our investment portfolio includes equity and debt investments in public and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates, liquidation values, the values of recent rounds of financing or quoted market prices of comparable public companies. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry, and the company's relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Deferred Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

RESULTS OF OPERATIONS

Overview

        The following is a summary of operating results at the HP consolidated level. This discussion is followed by a more detailed discussion of operating results by segment. Product category fluctuations highlighted at the consolidated level are more fully explained in the segment discussion.

Net Revenue

        Net revenue declined 9% in the second quarter ended April 30, 2002 to $10.6 billion, down from $11.7 billion in the corresponding period of the prior year. U.S. revenue declined 16% in the second quarter of fiscal 2002 to $4.1 billion, while international revenue decreased 4% to $6.5 billion compared to the same period a year ago. Net revenue declined 9% in the first half of fiscal 2002 to $22.0 billion from $24.1 billion in the corresponding period of the prior year. In the first half of fiscal 2002, U.S. revenue declined 12% to $8.7 billion, while international revenue decreased 6% to $13.3 billion compared to the same period a year ago. Ongoing weakness in the global economy and a competitive environment contributed significantly to the decline in both U.S. and international revenue. On a foreign currency-adjusted basis, net revenue declined 8% for both the quarter and year-to-date periods for HP as a whole. The majority of the foreign currency effect was due to the overall weakening of the Japanese yen and other Asian currencies and, to a lesser extent, the weakening of the Canadian dollar.

        In both the second quarter and first half of fiscal 2002, we had net revenue declines in each of our business segments, primarily in the Computing Systems and Embedded and Personal Systems segments, compared to corresponding periods of the prior year. In the second quarter of fiscal 2002, the Computing Systems segment and the Embedded and Personal Systems segment declined 20% and 15%, respectively. In the first half of fiscal 2002, Computing Systems and Embedded and Personal Systems declined 21% and 14%, respectively. Of the overall 9% net revenue decline for the three- and six-month periods ended April 30, 2002, printer hardware accounted for 2 percentage points of the declines, on a weighted basis. The PC business (both desktop and notebook PCs) and servers (both PC servers and UNIX[nc_cad,176] servers) each accounted for approximately 2 percentage points of the declines in both periods. Personal appliances, consulting, storage, workstations and software each accounted for approximately 1 percentage point of the overall declines, on a weighted basis. Partially offsetting these declines was net revenue growth in printer supplies of 2 percentage points, on a weighted basis.

        Overall, net revenue for the second quarter and first half of fiscal 2002 was negatively impacted by a decline in sales volume across many product categories due to the ongoing global economic downturn and a competitive pricing environment. In addition, a shift in sales mix to lower-priced products, particularly for printer hardware, the PC business, PC servers and workstations, also contributed to the decrease in revenue. This was mitigated in part by net revenue growth in supplies reflecting a rise in volume due to continued expansion of the printer hardware installed base.

        Gross margin, operating expenses and earnings as a percentage of net revenue were as follows:

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
Gross margin	28.6%	25.1%	27.7%	26.0%
Research and development	7.0%	6.1%	6.5%	5.9%
Selling, general and administrative	16.2%	16.1%	15.6%	15.1%
Merger-related charges	1.3%	—	0.8%	—
Restructuring charges	0.2%	—	0.1%	0.4%
Earnings from operations	3.9%	2.9%	4.7%	4.6%
Earnings before extraordinary item, cumulative effect of change in accounting principle and taxes	3.3%	(0.2)%	4.5%	2.0%

Gross Margin

        Gross margin as a percentage of net revenue was 28.6% in the second quarter of 2002 compared to 25.1% in the same period of the prior year, and was 27.7% in the first half of fiscal 2002 compared to 26.0% in the corresponding period of the prior year. The increases in gross margin for the second quarter and first half of fiscal 2002 were the result primarily of improved margins in the Imaging and Printing Systems business segment, which was partially offset by a gross margin decline in the Computing Systems segment. Of the 3.5 percentage point increase in the gross margin for the second quarter of fiscal 2002, on a weighted basis printer supplies accounted for approximately 2 percentage points while printer hardware (both home and business), personal appliances and digital imaging each accounted for approximately one percentage point of the increase, on a weighted basis. These improvements were partially offset by declines in the PC business, UNIX[nc_cad,176] servers and software, each accounting for less than one percentage point, on a weighted basis. Of the 1.7 percentage point increase in the gross margin for the first half of fiscal 2002, on a weighted basis printer supplies accounted for approximately 2 percentage points. In addition, gross margins for printer hardware, personal appliances and digital imaging increased slightly. These improvements were partially offset by slight declines in the gross margin ratios for UNIX[nc_cad,176] servers, storage and software.

        In the second quarter and first half of fiscal 2002, gross margins were positively impacted by effective cost management overall and higher margins in our Imaging and Printing Systems business, due in part to inventory and capacity write-downs recorded in the second quarter of fiscal 2001 resulting from the overall economic downturn. The remaining gross margin increase in Imaging and Printing Systems in both periods was due to a mix shift away from printer hardware to supplies, which typically have gross margins that exceed the company average, economies of scale from increased production levels in supplies and lower component costs related to the weaker Japanese yen. Overall gross margin was also impacted favorably by cost reductions resulting from restructuring activities which took place in fiscal 2001. Partially offsetting these improvements in gross margin were declines in sales volumes across many product categories due to continued economic weakness, a competitive pricing environment and a mix shift to the low-end in certain product categories.

Operating Expenses

Research and Development

        Research and development expense as a percentage of net revenue was 7.0% in the second quarter of fiscal 2002 compared to 6.1% in the same period last year, and was 6.5% in the first half of fiscal 2002 compared to 5.9% in the first half of the prior year. Research and development expense in dollars increased by 5% and 1% during the three- and six-month periods, respectively. After adjusting for $59 million of in-process research and development charges recorded in the second quarter of fiscal 2002 in connection with the Indigo acquisition, research and development expense as a percentage of net revenue was 6.4% in the second quarter and 6.2% in the first half of fiscal 2002 and decreased in dollars by approximately 3% in each period. Research and development expense decreased in each of our business segments, except for the Imaging and Printing Systems business segment, which increased by 7% and 2% in the three- and six-month periods ended April 30, 2002, respectively, not including the aforementioned in-process research and development charge related to the Indigo acquisition. This increase in research and development spending was a result of continued investment in printer hardware, supplies and digital imaging products. The most significant decrease was in the Computing Systems business segment, which decreased by 8% and 6% in the three- and six-month periods ended April 30, 2002, respectively. Overall, the decrease in research and development was the result primarily of our workforce reduction efforts and controlled expense management.

Selling, General and Administrative

        Selling, general and administrative expense as a percentage of net revenue was 16.2% in the second quarter of fiscal 2002 compared to 16.1% in the same period last year, and was 15.6% in the first half of fiscal 2002 compared to 15.1% in the corresponding period of fiscal 2001. Selling, general and administrative expense in dollars decreased by 8% and 6% in the second quarter and first half of fiscal 2002 compared with corresponding periods of fiscal 2001, respectively. Overall, the decrease in selling, general and administrative expense in dollars in both periods of fiscal 2002 was attributable mainly to our workforce reduction efforts and controlled expense management.

Merger-Related Charges

        In connection with the Compaq acquisition, we incurred $140 million and $178 million of merger-related charges in the second quarter and first half of fiscal 2002, respectively. These one-time expenses consisted primarily of fees for consulting services, proxy solicitation costs, advertising costs and legal and accounting fees.

Restructuring Charges

        In fiscal 2001, we approved restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. During fiscal 2001, we recorded a restructuring charge of $384 million, including $102 million in the first half of the year, to reflect these actions. The fiscal 2001 charge consisted of severance and other employee benefits related to the planned termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. Offsetting the fiscal 2001 charge were $38 million of related net pension and post-retirement settlement and curtailment gains. In the second quarter of fiscal 2002, we recorded an $18 million restructuring charge as an adjustment to the expected severance cost of our fiscal 2001 restructuring plans. As of April 30, 2002, 7,300 employees were terminated and we had paid out $368 million of the accrued costs. We expect to pay out the remainder of the accrual during the last half of 2002.

Interest and Other, Net

        Interest and other, net, decreased $84 million and $171 million in the three- and six-month periods ended April 30, 2002, respectively, compared to the corresponding periods of the prior year. The decline in interest and other, net, in both periods was attributable primarily to losses on unhedged foreign currency exposure on balance sheet remeasurement. In addition, the decline in the six-month period also resulted, to a lesser extent, from decreased interest income due to lower interest rates on cash and investments.

Net Investment Losses

        We reported $16 million of net investment losses in both the second quarter and the first six months of fiscal 2002, compared to zero and $365 million in the corresponding periods of fiscal 2001.

        Our investment portfolio includes equity and debt investments in public and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. As of April 30, 2002, the carrying value of the portion of our remaining investment portfolio related to emerging technology companies was $163 million. Depending on market conditions, we may incur additional charges on our investment portfolio in the future.

Litigation Settlement

        On June 4, 2001, HP and Pitney Bowes announced that they had entered into agreements which resolved all pending patent litigation between the parties without admission of infringement, and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. For further discussion regarding the litigation, see Note 6 to the Consolidated Condensed Financial Statements. Although the settlement was not reached until June 4, 2001, accounting principles generally accepted in the U.S. require that the $400 million settlement charge be reflected in HP's accompanying consolidated financial statements for the second quarter of fiscal 2001 as HP's related Quarterly Report on Form 10-Q had not yet been filed.

Earnings before Extraordinary Item, Cumulative Effect of Change in Accounting Principle and Taxes

        Earnings before extraordinary item, cumulative effect of change in accounting principle and taxes increased from $(18) million to $353 million in the second quarter and increased from $484 million to $988 million in the first half of fiscal 2002, respectively, compared to the corresponding periods of fiscal 2001. As a percentage of net revenue, earnings before extraordinary item, cumulative effect of change in accounting principle and taxes were 3.3% and 4.5% in the three- and six-month periods ended April 30, 2002, respectively, compared to (0.2)% and 2.0% for the corresponding periods in the prior year. The increase was due in part to an increase in the gross margin percentage in both the second quarter and first half of fiscal 2002 compared to the same periods last year. In addition, the fiscal 2002 periods did not include a $400 million charge for litigation settlement reflected in both the quarter and year-to-date periods of fiscal 2001 and $365 million of net investment losses and $102 million of restructuring charges included in the first half of fiscal 2001. The increase in earnings before extraordinary item, cumulative effect of change in accounting principle and taxes was offset in part by the merger-related charges recorded in the second quarter and first half of fiscal 2002. In addition, the improvements in earnings were moderated by the effects of the continued global economic downturn.

Provision for Taxes

        HP's provision for taxes was $115 million and $272 million for the second quarter and first half of fiscal 2002, respectively, resulting in an effective tax rate before extraordinary item of 33% and 28%, respectively. This compares to a tax benefit of $53 million and a tax provision of $59 million for the second quarter and first half of fiscal 2001, respectively, resulting in an effective tax rate before extraordinary item of 12% for the first half of fiscal 2001. The tax benefit in the second quarter and low effective tax rate in the first half of fiscal 2001 resulted mainly from tax benefits associated with the $400 million litigation charge which was incurred in a higher-tax jurisdiction. Excluding the impact of the litigation settlement from the fiscal 2001 periods and excluding the non-deductible charges for amortization of goodwill and purchased intangibles and certain merger- and other acquisition-related charges from all periods, our effective tax rate was approximately 22% for both the second quarter and first half of fiscal 2002 and 2001.

Extraordinary Item

        In December 2000, the Board of Directors authorized a repurchase program for our zero-coupon subordinated convertible notes due 2017. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In the second quarter of fiscal 2002, we repurchased $188 million in face value of the notes with a book value of $116 million for an aggregate purchase price of $94 million, resulting in an extraordinary gain on the early extinguishment of debt of $14 million (net of related taxes of $8 million). In the first half of fiscal 2002, we repurchased $257 million in face value of the notes with a book value of $158 million for an aggregate purchase price of $127 million, resulting in an extraordinary gain on the early extinguishment of debt of $20 million (net of related taxes of $11 million).

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

Compaq Merger

        In May 2002, we completed the merger with Compaq. In connection with the merger, we have begun to assess and formulate restructuring plans to exit certain activities of both HP and Compaq and to terminate or relocate certain employees of HP and Compaq. These assessments are still in process and management expects to adopt a formal restructuring plan in the third quarter of fiscal 2002. A significant portion of the exit costs related to HP activities and employees is expected to be recorded as a restructuring charge in the third quarter of fiscal 2002. Exit costs related to Compaq activities and employees will be accrued by HP as a liability in conjunction with recording the initial purchase of Compaq in the third quarter of fiscal 2002, with no impact on results of operations. In addition to restructuring charges, HP will incur charges related to payments to executive officers and key employees under a retention plan adopted in connection with the acquisition, as well as costs related to integration efforts. We may also incur charges for inventory writedowns or other asset impairments, as a result of product roadmap decisions related to overlapping product offerings between the two companies or other integration decisions. See note 5 to the Consolidated Condensed Financial Statements for further discussion.

Segment Information

        The following is a discussion of operating results for each of HP's business segments. A description of the products and services, as well as quarter and year-to-date financial data, for each segment can be found above in Note 16 to the Consolidated Condensed Financial Statements. Segment financial data for the three- and six-month periods ended April 30, 2001 has been restated to reflect changes in HP's organizational structure and allocation methodology that occurred in first quarter of fiscal 2002. These changes are more fully described above in Note 16 to the Consolidated Condensed Financial Statements. The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of April 30, 2002. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Imaging and Printing Systems

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
		(In millions)
Net revenue	$4,898	$4,938	$9,994	$10,123
Earnings from operations	$768	$365	$1,510	$1,036
Earnings from operations as a percentage of net revenue	15.7%	7.4%	15.1%	10.2%

        Imaging and Printing Systems' net revenue declined 1% both in the second quarter and first half of fiscal 2002 compared to the same periods in fiscal 2001. Of the overall 1% net revenue decrease in both periods, business and home printer hardware revenue represented 6 percentage points of the decline on a weighted basis, partially offset by 5 percentage points of growth in printer supplies.

Overall, continued market weakness due to the economic downturn contributed to the segment's revenue decline.

        The decline in printer hardware revenue in both the second quarter and first half of fiscal 2002 was attributable mainly to a decrease in average selling prices driven by a continued shift in demand to lower-priced products. Additionally, temporary supply constraints in the home printer hardware category caused unit volumes to decrease resulting mainly from the earlier than expected demand shift away from single-function printers toward all-in-one devices. This revenue decline in printer hardware was moderated by an increase in units in the business printer hardware category in the second quarter and first half of fiscal 2002 due to strong acceptance of newly introduced products. Growth in supplies revenue in both periods partly mitigated the overall segment revenue decline reflecting a rise in volume due to continued expansion of the printer hardware installed base.

        Earnings from operations as a percentage of net revenue was 15.7% for the second quarter of fiscal 2002 compared to 7.4% in the same period in fiscal 2001. For the first half of the year, the segment's earnings from operations ratio was 15.1% in fiscal 2002 compared to 10.2% in fiscal 2001. Both the 8.3 percentage point increase in the second quarter and the 4.9 percentage point increase in the year-to-date period of fiscal 2002 reflected an improvement in gross margin. The increase in gross margin for each period was attributable in part to inventory and capacity write-downs in the second quarter of fiscal 2001 resulting from the overall economic downturn. The remaining gross margin increase in each period was due to a mix shift away from printer hardware to supplies, which typically have gross margins that exceed the segment average, economies of scale from increased production levels in supplies and lower component costs related to the weaker Japanese yen.

Embedded and Personal Systems

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
		(In millions)
Net revenue	$2,150	$2,537	$4,616	$5,368
Earnings (loss) from operations	$(106)	$(85)	$(110)	$(151)
Earnings (loss) from operations as a percentage of net revenue	(4.9)%	(3.4)%	(2.4)%	(2.8)%

        Embedded and Personal Systems' net revenue declined 15% in the second quarter and 14% in the first half of fiscal 2002 compared to the same periods in fiscal 2001. Of the overall 15% revenue decline in the second quarter, home desktop PCs and personal appliances respectively accounted for 7 and 6 percentage points of the decrease on a weighted basis, while commercial desktop PCs and commercial notebook PCs accounted for 5 and 1 percentage points, respectively, of the decline. This decrease in segment revenue in the second quarter was moderated by growth in retail notebook PCs of 4 percentage points on a weighted basis. Of the overall 14% revenue decline in the first half of fiscal 2002, home desktop PCs represented 6 percentage points of the decrease on a weighted basis, while personal appliances and commercial desktop PCs each accounted for 5 points and commercial notebook PCs accounted for 1 percentage point of the decline. This decline in segment revenue in the first half of fiscal 2002 was moderated by growth in retail notebook PCs of 3 percentage points on a weighted basis. In both the second quarter and first half of fiscal 2002, net revenue was impacted unfavorably by continued softened demand reflecting the ongoing economic downturn.

        The revenue decline within the PC business for the second quarter and first half of fiscal 2002 reflected decreases in home and commercial desktop PCs and commercial notebook PCs, offset in part by growth in sales of retail notebook PCs. In each period, net revenue in the PC business was impacted negatively by declining average selling prices resulting from a continued competitive pricing environment and a mix shift to the low-end. More than half of the revenue decline in home and commercial desktop PCs in the second quarter was attributable to a decrease in unit sales of 13% and 6%, respectively, while the remaining decrease resulted from declining average selling prices of 6% and 9%, respectively. A majority of the revenue decrease in home and commercial desktop PCs in the first half of fiscal 2002 was due to a decline in average selling prices of 7% and 11%, respectively, while the remaining decrease was attributable to a decline in unit sales. Commercial desktop PC volumes declined due mainly to the continued shift toward mobile computing, while home desktop PC volumes decreased as a result of weakened market conditions in North America. The decrease in commercial notebook PC revenue in the second quarter and first half of fiscal 2002 reflected a decrease in average selling prices of 16% and 21%, respectively, mitigated by an increase in unit sales in both periods. The revenue growth in retail notebook PCs in the second quarter and first half of fiscal 2002 was driven by a strong increase in unit sales of 85% and 66%, respectively, slightly moderated by a decline in average selling prices. The solid increase in volumes for the overall notebook PC business reflected the previously noted shift toward mobile computing. The decrease in personal appliances revenue was due to our exit from the CD-writer business and transition into the DVD+RW drive market.

        Earnings (loss) from operations as a percentage of net revenue was (4.9)% for the second quarter of fiscal 2002 compared to (3.4)% for the same period in fiscal 2001. For the first half of fiscal 2002, earnings (loss) from operations as a percentage of net revenue increased to (2.4)% from (2.8)% for the same period in fiscal 2001. An increase in operating expenses as a percentage of net revenue represented 0.9 percentage points of the 1.5 percentage point decrease in the earnings from operations ratio for the segment in the second quarter, while gross margin deterioration of 0.6 points accounted for the remainder. In the first half of fiscal 2002, gross margin improvement accounted for 0.6 points of the 0.4 percentage point increase in the earnings from operations ratio, partially offset by an increase in operating expenses as a percentage of net revenue of 0.2 percentage points. Although operating expenses declined in total in each period, operating expenses as a percentage of net revenue for the segment increased as the decrease in revenues exceeded the rate of decrease in operating expenses. The increase in the operating expense ratio was moderated by controlled expense management and cost savings due to the workforce reduction initiated in fiscal 2001. The gross margin decline in the second quarter was driven by commercial PCs, partially offset by gross margin improvement in personal appliances and home PCs. The gross margin improvement in the first half of fiscal 2002 was attributable to home PCs and personal appliances, moderated by gross margin deterioration in commercial PCs. The gross margin decline in commercial PCs in both periods reflected declining average selling prices due to competitive pricing pressures and a mix shift to the low-end, coupled with rising component costs that were not passed on to customers. The gross margin improvement in personal appliances in both periods was due to better inventory management and a favorable product-mix change, reflecting our exit from the low-margin CD-writer business. The gross margin improvement in home PCs resulted primarily from strong demand for retail notebook PCs, which typically have higher margins than desktops, and an improved cost structure due to renegotiation of various supplier contracts.

Computing Systems

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(In millions)
Net revenue	$1,885	$2,361	$3,884	$4,902
Earnings (loss) from operations	$(240)	$(122)	$(400)	$(64)
Earnings (loss) from operations as a percentage of net revenue	(12.7)%	(5.2)%	(10.3)%	(1.3)%

        Computing Systems' net revenue declined 20% in the second quarter and 21% in the first half of fiscal 2002 compared to the same periods in fiscal 2001. On a foreign currency-adjusted basis, net revenue decreased 18% in the second quarter and 20% in the first half of fiscal 2002. Of the overall 20% revenue decline in the second quarter, UNIX® servers and PC servers accounted for 6 and 5 percentage points, respectively, of the decrease on a weighted basis, while storage, workstations and software each accounted for 3 percentage points of the decline. Of the segment's 21% revenue decline in the first half of fiscal 2002, UNIX® servers and PC servers accounted for 7 and 5 percentage points, respectively, of the decrease on a weighted basis, while workstations, storage and software accounted for 4, 3 and 2 percentage points, respectively, of the decline. Overall segment net revenue in both periods was unfavorably impacted by weak demand in the enterprise market due to the continuing effects of the economic downturn and competitive pricing pressures.

        The revenue decline in UNIX® servers in both the second quarter and first half of fiscal 2002 was attributable mainly to a decrease in low-end and mid-range server revenue due to the ongoing decline in enterprise capital spending. The decline in PC server revenue in both periods was driven by a decrease in average selling prices and, to a lesser extent, by a decline in volumes. The decrease in average selling prices reflected continued competitive pricing pressures, as well as a continued mix shift to the low-end. Volume declines resulted from lower accessory sales due to the shift to the low-end and the transition to several new product platforms that did not begin shipping in volume until April 2002. In addition, PC server revenue was negatively impacted by the uncertainty surrounding future product roadmaps due to the Compaq merger, which caused certain customers to delay IT purchasing decisions. The decline in storage revenue in both the quarter and year-to-date periods was attributable to a decline in volumes and lower average selling prices due to a continued competitive pricing environment in the high-end. The decline in volumes in both periods was driven by weak demand for high-end and modular arrays, moderated in part by an increase in demand for tape drives and supplies. The decrease in revenue from workstations in the second quarter and first half of fiscal 2002 was due to a decrease in average selling prices reflecting a mix shift from UNIX® workstations to lower-priced Windows NT® workstations, partially offset by an increase in volumes in NT® workstations. Despite the volume increase, the economic downturn continued to impact unfavorably our installed UNIX® base in workstations, particularly in the electronics and telecommunications industries, as did a transition into a new product line. Software revenue decreased in both periods resulting mainly from weakness in the enterprise and telecommunications markets.

        Earnings (loss) from operations as a percentage of net revenue was (12.7)% for the second quarter of fiscal 2002 compared to (5.2)% for the same period of fiscal 2001. For the first half of fiscal 2002, earnings (loss) from operations as a percentage of net revenue decreased to (10.3)% from (1.3)% for the same period in 2001. An increase in operating expenses as a percentage of net revenue represented 5.1 percentage points of the 7.5 percentage point decrease in the earnings from operations ratio for the segment in the second quarter, while the remaining 2.4 percentage points resulted from a decline in gross margin. In the first half of fiscal 2002, an increase in operating expenses as a percentage of net revenue represented 6.9 percentage points of the 9.0 percentage point decrease in the earnings from operations ratio for the segment, while a decline in gross margin represented the remaining 2.1 percentage points. Although operating expenses decreased in total in both periods, operating expenses as a percentage of net revenue for the segment increased as the decrease in revenues exceeded the rate of decreases in operating expenses. The increase in the operating expense ratio was partially offset by the effects of the workforce reductions initiated in fiscal 2001 as well as overall expense management. The decline in gross margin in both periods resulted primarily from our storage and software businesses. The storage gross margin decline was attributable to competitive pricing pressures in the high-end and a mix shift toward lower-margin products, whereas the gross margin in software was impacted negatively by lower revenues as the software business has a higher percentage of fixed costs compared to other businesses within the segment.

IT Services

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(In millions)
Net revenue	$1,472	$1,541	$3,030	$3,067
Earnings from operations	$163	$174	$366	$329
Earnings from operations as a percentage of net revenue	11.1%	11.3%	12.1%	10.7%

        IT Services' net revenue declined 4% in the second quarter and 1% in the first half of fiscal 2002 compared to the same periods in fiscal 2001. On a foreign currency-adjusted basis, net revenue decreased 2% in the second quarter and grew 1% in the first half of fiscal 2002. Of the overall 4% revenue decline in the second quarter, consulting, which includes consulting services and complementary third-party products delivered with sales of HP solutions, accounted for 6 percentage points of the decline on a weighted basis. This decline was moderated by revenue growth in outsourcing of 2 percentage points on a weighted basis. Of the overall 1% revenue decline in the first half of fiscal 2002, consulting accounted for 5 percentage points of the decrease on a weighted basis, partially offset by outsourcing and support each of which represented 2 percentage points of growth. Overall, our customer support and consulting businesses were impacted unfavorably by the global economic downturn that continued into fiscal 2002; however, our outsourcing business benefited from the slowdown as companies reduced costs by outsourcing their IT functions.

        The net revenue decline in consulting in the second quarter and first half of fiscal 2002 was driven by a decline in sales of complementary third-party products and, to a lesser extent, consulting services. The decrease in sales of complementary third-party products resulted from continuing softened demand for networking solutions combined with the refocusing of this business on customer critical solutions. The decline in revenue for consulting services reflected weak demand, particularly from the telecommunications industry. Partially offsetting the decline in consulting was revenue growth in outsourcing for both the quarter and year-to-date periods and an increase in support revenue in the first half of fiscal 2002. Outsourcing revenue benefited from an ongoing mix shift toward larger comprehensive deals where customers outsource their entire IT operations to HP. Growth in support revenue reflected solid demand for storage services, mission-critical services, network services and Wintel-environment services. Support revenue growth was moderated by a decline in UNIX® server support, reflecting a decrease in UNIX® server revenue as a result of weak enterprise capital spending.

        Earnings from operations as a percentage of net revenue was 11.1% for the second quarter of fiscal 2002 compared to 11.3% for the same period in fiscal 2001. For the first half of fiscal 2002, earnings from operations as a percentage of net revenue increased to 12.1% from 10.7% for the same period in fiscal 2001. A decline in gross margin represented 1.0 percentage point of the 0.2 percentage point decrease in the earnings from operations ratio for the segment in the second quarter, partially offset by a decrease in operating expenses as a percentage of revenue of 0.8 points. In the first half of fiscal 2002, a decrease in operating expenses as a percentage of net revenue accounted for 1.2 percentage points of the 1.4 percentage point increase in the earnings from operations ratio, while an improvement in gross margin accounted for the remaining 0.2 points. A shift in revenue mix towards outsourcing, which typically has gross margins that are lower than the segment average, contributed to the overall segment gross margin decline in the second quarter and moderated the gross margin improvement for the first half. Additionally, a gross margin decrease in outsourcing impacted unfavorably the segment gross margin for both periods. This decrease reflected lengthened selling cycles and higher start-up costs due to a shift toward comprehensive outsourcing contracts, many of which are early in their lifecycle. The segment gross margin decline in the second quarter also reflected a decrease in support gross margin. This gross margin decline in support was attributable to an investment in headcount that has enabled HP to better serve its customers, particularly in Europe and

Asia Pacific. Despite the decline in support gross margin in the second quarter, the support business showed gross margin improvement for the first half which more than fully offset the negative impact from the outsourcing business. This support gross margin improvement reflected operational improvement in labor delivery and supply chain costs. The decrease in the operating expense ratio in both the quarter and year-to-date periods resulted from conservative spending in all areas and controlled expense management, as well as a decrease in bad-debt write-offs compared to the same periods in fiscal 2001.

Financing

	Three months ended April 30,		Six months ended April 30,
	2002	2001	2002	2001
	(In millions)
Net revenue	$318	$365	$660	$728
Earnings (loss) from operations	$(8)	$(27)	$(15)	$(44)
Earnings (loss) from operations as a percentage of net revenue	(2.5)%	(7.4)%	(2.3)%	(6.0)%

        Financing net revenue includes interest on financing receivables, rental payments on operating leases and buyout revenue. Financing's net revenue declined 13% in the second quarter and 9% in the first half of fiscal 2002 compared to the same periods in fiscal 2001. On a foreign currency-adjusted basis, net revenue decreased 9% in the second quarter and 6% in the first half of fiscal 2002. The decline in revenue in each period was driven by a decrease in lease originations over the course of fiscal 2001 as well as in the first half of fiscal 2002, due mainly to the decline in IT spending as a result of the ongoing global economic downturn, as well as tightened credit controls in response to this downturn. Revenue in both periods has been impacted unfavorably by the decline in operating leases as a percentage of new lease originations over the past year.

        Earnings (loss) from operations as a percentage of net revenue was (2.5)% for the second quarter of fiscal 2002 compared to (7.4)% for the same period in fiscal 2001. For the first half of fiscal 2002, earnings (loss) from operations as a percentage of net revenue increased to (2.3)% in fiscal 2002 from (6.0)% in fiscal 2001. The 4.9 percentage point increase in the earnings from operations ratio in the second quarter of fiscal 2002 consisted of a 5.9 percentage point decrease in operating expenses as a percentage of net revenue, partially offset by a gross margin decline of 1.0 percentage point. For the first half of fiscal 2002, a decrease in operating expenses as a percentage of net revenue accounted for nearly all of the 3.7 percentage point improvement in the earnings from operations ratio. Although bad debt write-offs and additions to reserves were recorded in response to the ongoing economic downturn in each of fiscal 2002 and fiscal 2001, these incremental charges were lower in fiscal 2002, causing the decrease in operating expenses as a percentage of net revenue for both the second quarter and first half of fiscal 2002. The gross margin decline in the second quarter resulted from lower than expected recovery on leased equipment at the end of the lease term and a higher cost of funds for the financing business.

LIQUIDITY AND CAPITAL RESOURCES

        Our financial position remained strong in the first half of fiscal 2002 despite the continued weakness in the economy, with cash and cash equivalents and short-term investments of $8.9 billion at April 30, 2002 compared to $4.3 billion at October 31, 2001. During the first six months of fiscal 2002, cash flows from operating activities and long-term borrowings were used mainly to fund purchases of property, plant and equipment, payments of dividends, repayment of our outstanding borrowings and repurchases of our common stock.

        Cash flows from operating activities were $3.8 billion during the first six months of fiscal 2002 compared to $0.7 billion for the corresponding period of fiscal 2001. The increase in cash flows from operating activities in the first half of fiscal 2002 resulted primarily from decreases in inventory, timing of payments on accounts payable, improved collections of our accounts and financing receivables, and increased net earnings.

        Trade and current financing receivables as a percentage of the last twelve months net revenue was 14.3%, down from 14.9% in the same period a year ago and from 14.8% as of October 31, 2001. The improvements in the ratios are due primarily to a reduction in the number of days of sales outstanding in accounts receivable as a result of increased effectiveness in collection efforts from both retail and business consumers. Inventory as a percentage of the last twelve months net revenue was 9.3% at April 30, 2002, compared to 12.3% as of April 30, 2001, and 11.5% as of October 31, 2001. The decreases in the ratio are attributable mainly to active inventory management and lower-than-expected inventory levels mainly resulting from temporary supply constraints relating to strong demand in certain home printer hardware products.

        Capital expenditures for the first six months of fiscal 2002 were $695 million compared to $889 million for the corresponding period in fiscal 2001. The decrease in capital expenditures resulted mainly from a cutback in our spending on previously planned expansion in our Imaging and Printing business. In addition, investments in customer financing rental assets slowed from the prior year reflecting the softened economy.

        We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short-term borrowings include issuances under our $4 billion commercial paper program established in December 2000. Short- and long-term borrowings in the first six months of fiscal 2002 increased by $701 million, as long-term debt issuances, including the issuance of $1.0 billion of Global Notes in December 2001, were partially offset by payments of other long-term debt and repurchases of our zero-coupon subordinated convertible notes. Long-term debt totaling $134 million matured as scheduled in the first six months of fiscal 2002.

        Effective March 15, 2002, we replaced our $1.0 billion committed borrowing facility, which was due to expire in April 2002, with two senior unsecured credit facilities totaling $4.0 billion in borrowing capacity, including a $2.7 billion 364-day facility and a $1.3 billion three-year facility. Until the consummation of the Compaq merger in May 2002, borrowing capacity under the 364-day facility was limited to $1.7 billion and borrowing capacity under the three-year facility was limited to $0.8 billion. Interest rates and other terms of borrowing under these lines of credit vary based on HP's external credit ratings.

        In February 2002, we filed a shelf registration statement (the "2002 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2002 Shelf Registration Statement was declared effective in March 2002. As of June 11, 2002, we had not issued securities under the 2002 Shelf Registration Statement.

        In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes due 2017. Under the repurchase program, we may repurchase the notes from time to time at varying prices. In the second quarter of fiscal 2002, we repurchased $188 million in face value of the notes with a book value of $116 million for an aggregate price of $94 million, resulting in an extraordinary gain on the early extinguishment of debt of $14 million (net of related taxes of $8 million). In the first half of fiscal 2002, we repurchased $257 million in face value of the notes with a book value of $158 million for an aggregate purchase price of $127 million, resulting in an extraordinary gain on the early extinguishment of debt of $20 million (net of related taxes of $11 million). As of June 11, 2002, the notes had a remaining book value of $313 million.

        In February 2000, we filed a shelf registration statement (the "2000 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2000 Shelf Registration Statement was declared effective in March 2000. In May 2001, we filed a prospectus supplement to the 2000 Shelf Registration Statement, which allowed us to offer from time to time Medium-Term Notes, Series A, due nine months or more from the date of issue, in addition to the other types of securities described above. In June 2000, we offered under the 2000 Shelf Registration Statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005 unless previously redeemed. In December 2001, we offered under the 2000 Shelf Registration Statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. The net proceeds from the sale of the notes were or will be used for general corporate purposes, which included repayment of existing indebtedness, acquisitions, capital expenditures and working capital needs. As of June 11, 2002, we had the remaining capacity to issue approximately $290 million of securities under the 2000 Shelf Registration Statement; however, we do not expect to issue additional debt under the 2000 Shelf Registration Statement due to the effectiveness of the 2002 Shelf Registration Statement.

        HP and HPFC have the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. As of June 11, 2002, there was remaining capacity to issue approximately $2.3 billion of Medium-Term Notes under the program, subject to completion of annual updates required under the program.

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

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. We did not repurchase any shares in the second quarter of fiscal 2002. In the first half of fiscal 2002, we repurchased 9,402,000 shares for an aggregate price of $204 million. As of June 11, 2002, we had authorization for remaining future repurchases under the two programs of approximately $1.4 billion. In fiscal 2001, we repurchased 6,703,600 shares for an aggregate price of $202 million in the second quarter, and we repurchased 25,303,600 shares for $838 million in the first half of the year.

Completed Acquisitions

        In the second quarter of fiscal 2002, we acquired substantially all of the outstanding stock of Indigo not previously owned by HP in exchange for HP common stock, options, and non-transferable CVRs. Each CVR entitles the holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The total consideration for Indigo was $719 million, which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. Approximately 32 million shares of HP common stock and 53 million CVRs were issued in connection with this transaction. The future cash pay-out, if any, of the CVRs will be payable after a three-year period commencing on April 1, 2002. This acquisition is intended to strengthen our printer offering by adding high performance digital color printing systems. We recorded approximately $499 million of goodwill and $153 million of purchased intangibles in conjunction with the acquisition and the previous equity investment. In addition, we recorded a pre-tax charge of approximately $59 million for in-process research and development at the time of acquisition in the second quarter of fiscal 2002 because technological feasibility had not been established and no future alternative uses existed. Results of operations for Indigo have been included prospectively from the date of the acquisition.

        In May 2002, we acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same ratio. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock and the assumption of options to purchase approximately 200 million shares of HP common stock. HP also assumed certain Compaq stock plans. The total consideration was approximately $24.2 billion, which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the merger. Results of operations of Compaq will be included prospectively from the date of acquisition beginning with the third quarter of fiscal 2002. Following the acquisitions HP's stock symbol was changed to "HPQ."

Debt Ratios

        Our financing business is more dependent on the issuance of debt for the financing of its operations than our other businesses. Typically, a leasing business has a higher leverage than an industrial or technology business given the lower risks of its assets. Accordingly, the majority of our borrowing is in support of our financing business.

        At April 30, 2002, approximately 65% of our total outstanding debt was attributable to this business. The analysis of the debt allocation and certain ratios are discussed below on both a financing and non-financing basis.

Financing Business

	April 30, 2002	October 31, 2001
	(Dollars in millions)
Assets*	$4,920	$5,186
Debt**	3,914	4,140
Equity	1,006	1,046
Debt / Equity	3.9x	4.0x

*
Financing business assets include financing receivables and assets under operating leases.

**
Financing business debt includes allocated external debt that generates the financing interest expense on the Consolidated Condensed Statement of Earnings.

Non-Financing Business

	April 30, 2002	October 31, 2001
	(Dollars in millions)
Debt*	2,146	1,311
Debt / Capitalization	13.3%	9.2%
Debt / EBITDA**	0.6x	0.4x

*
Non-financing business debt is our total external debt less the financing business debt described in the financing business table above.

**
EBITDA is earnings from operations before depreciation and amortization, adjusted for restructuring charges and merger- and other acquisition-related charges.

        Our non-financing businesses generate significant cash from ongoing operations and therefore generally do not require a significant amount of debt to finance their operations. Cash flows from operations are these businesses' primary source of funds.

FACTORS THAT COULD AFFECT FUTURE RESULTS

        Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

The competitive pressures we face could harm our revenue, gross margins and prospects.

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and we compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support. If we fail to develop new products, services and support, periodically enhance our existing products, services and support, or otherwise fail to compete successfully, it could harm our operations and prospects. Further, we may have to continue to lower the prices of many of our products, services and support to stay competitive, while at the same time trying to maintain or improve revenue and gross margins. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margins and therefore our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or as a result of our product roadmap decisions in connection with the Compaq transaction, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

If we cannot continue to develop, manufacture and market innovative products and services rapidly that meet customer requirements for performance and reliability, we may lose market share and our revenue may suffer.

        The process of developing new high technology products and services is complex and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in product and services that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position.

If we do not effectively manage our product and services transitions, our revenue may suffer.

        If we do not make an effective transition from existing products and services to future offerings, our revenue may be seriously harmed. Among the factors that make a smooth transition difficult are delays in development or manufacturing, variations in costs, delays in customer purchases in anticipation of new introductions and customer demand for the new offerings. Our revenue and gross margins also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales of some of our current offerings, offsetting the benefit of even a successful introduction. There may also be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions, including portfolios acquired in the recent acquisition of Compaq that must be managed. Given the competitive nature of our industry, if we incur delays in new introductions or do not accurately estimate the market effects of new introductions, future demand for our products and services and our revenue may be seriously harmed.

Our revenue and selling, general and administrative expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights.

        Generally we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, partners and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our intellectual property rights could be challenged, invalidated or circumvented, or our intellectual property rights may not provide competitive advantages, which could significantly harm our business. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or may demand cross-licenses. Third parties also may claim that we are infringing upon their intellectual property rights. Even if we do not believe that our products or business are infringing upon third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. In addition, it is possible that as a consequence of a merger or acquisition transaction some of our intellectual property rights may be licensed to a third party that had not been licensed prior to the transaction or that certain restrictions could be imposed on our business that had not been imposed prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these agreements.

If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue and gross margins could be adversely affected.

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

  •
  As we continue to increase our commitment to direct sales, we could risk alienating channel partners and adversely affecting our distribution model.

    Since direct sales may compete with the sales made by third-party resellers and distributors, these third-party resellers and distributors may elect to use other suppliers that do not directly sell their own products. Because not all of our customers will prefer to or seek to purchase directly, any increase in our commitment to direct sales as a result of acquisitions or otherwise could alienate some of our channel partners. As a result, we may lose some of our customers who purchase from third-party resellers or distributors.

  •
  Some of our wholesale and retail distributors may be unable to withstand changes in business conditions.

    Some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including the recent economic downturn and industry consolidation. Revenues from indirect sales could suffer and we could experience disruptions in distribution if our distributors' financial condition or operations weaken.

  •
  Our inventory management will be complex as we continue to sell a significant mix of products through distributors.

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

We depend on third party suppliers, and our revenue and gross margins could be adversely affected if we fail to receive timely delivery of quality components or if we fail to manage inventory levels properly.

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

  •
  Supply shortages. We occasionally may experience a short supply of certain component parts as a result of strong demand in the industry for those parts or problems experienced by suppliers. For some components, we may use a limited number of, or single source, suppliers. If shortages or delays persist, the price of these components may increase, we may be exposed to product quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.

  •
  Oversupply. In order to secure components for the production of new products, at times we may make advance payments to suppliers, or we may enter into non-cancelable purchase commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply of parts could result in excess or obsolete components, which could adversely affect our gross margins.

  •
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

        In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives are also critical to our future. Experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for their talents is intense. This is particularly the case in Silicon Valley, where HP's headquarters and certain key research and development facilities are located. In addition, we have implemented in the past, and are implementing currently, an enhanced early retirement program, which could lead to the loss of experienced personnel in key areas. The loss of key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on HP's strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions, the recent acquisition of Compaq and related proxy fight, and general uncertainty.

The economic downturn could adversely affect our revenue, gross margins and expenses.

        Our revenue and gross margins depend significantly on the overall demand for computing and imaging products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn may result in decreased revenue, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable, be exposed to the risk that lessees will be unable to make required lease payments and that leased equipment will be worth less upon its return to HP than was estimated at lease inception. We have observed the effects of the global economic downturn in many areas of our business. The downturn has contributed to reported net revenue declines during fiscal 2001 and the first and second quarters of fiscal 2002. During the current downturn, we have also experienced gross margin declines, reflecting the effect of competitive pressures as well as inventory writedowns and charges associated with the cancellation of planned production line expansion. Our selling, general and administrative expenses also were impacted due in part to an increase in bad debt write-offs and additions to reserves in our receivables portfolio. The economic downturn also has led to restructuring actions and contributed to writedowns to reflect the impairment of certain investments in our investment portfolio. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Due to the international nature of our business, political or economic changes could harm our future revenue, costs and expenses and financial condition.

        Sales outside the United States make up more than half of our revenue. Our future revenue, costs and expenses and financial condition could be adversely affected by a variety of international factors, including:

  •
  changes in a country's or region's political or economical conditions, including inflation, recession, currency devaluation and interest rate fluctuations;

  •
  longer accounts receivable cycles and financial instability among customers;

  •
  trade protection measures and local labor conditions;

  •
  overlap of different corporate structures;

  •
  unexpected changes in regulatory environment or requirements;

  •
  differing technology standards or customer requirements;

  •
  import or export licensing requirements, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

  •
  problems caused by the conversion of various European currencies to the euro and macroeconomic dislocations that may result; and

  •
  natural disasters.

        A portion of our product and component manufacturing, along with key suppliers, also are located outside of the United States, and also could be disrupted by some of the international factors described above. In particular, along with most other PC vendors, we have engaged manufacturers in Taiwan for the production of notebook computers. In 1999, Taiwan suffered a major earthquake, and in 2000 it suffered a typhoon, each of which resulted in temporary communications and supply disruptions. In addition, we procure components from Japan, which also suffers from earthquakes periodically. Moreover, we recently acquired Indigo, N.V., which has research and development and manufacturing operations located in Israel, which may be more subject to disruptions in light of recent regional events.

Impairment of investment and financing portfolios could harm our net earnings.

        We have an investment portfolio that includes minority equity and debt investments and financing for the purchase of our products and services. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments and may incur losses related to the impairment of these investments and therefore charges to net earnings. Some of our investments are in public and privately held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development are typically in the early stages and may never become successful. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. Our investments in technology companies often are coupled with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and these companies may be subsequently acquired by third parties, including competitors. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies to which we have supplied financing, our investment portfolio could be further impaired.

Any failure by us successfully to complete acquisitions and alliances that enhance our strategic businesses and product lines and divest non-strategic businesses and product lines could harm our financial results, business and prospects.

        As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, joint ventures and divestitures in order to manage our product and technology portfolios and further strategic objectives. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and integrate acquired companies. Integration and other risks of acquisitions and strategic alliances can be more pronounced for larger and more complicated transactions, such as our recent acquisition of Compaq, or if multiple acquisitions are pursued simultaneously. However, if we fail to identify and complete these transactions, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material effect on our revenues and selling, general and administrative expenses.

        Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

  •
  demonstrating to customers and distributors that the transaction will not result in adverse changes in client service standards or business focus and helping customers conduct business easily;

  •
  consolidating and rationalizing corporate IT infrastructure, including difficulties in implementing information management and system processes that are sufficient following the Compaq transaction to increase customer satisfaction, improve productivity, lower costs, support more direct sales and improve inventory management;

  •
  consolidating administrative infrastructure and manufacturing operations;

  •
  combining product offerings and preventing customers and distributors from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our product offerings following the Compaq acquisition and our willingness to support and service existing products, which could result in incurring additional obligations in order to address customer uncertainty;

  •
  coordinating sales and marketing efforts to communicate our capabilities effectively;

  •
  coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

  •
  preserving distribution, marketing or other important relationships and resolving potential conflicts that may arise;

  •
  minimizing the diversion of management attention from ongoing business concerns;

  •
  persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees while implementing early retirement and workforce reduction programs;

  •
  coordinating and combining overseas operations, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations; and

  •
  managing integration issues shortly after or pending the completion of other independent reorganizations.

        In May 2002, we completed our acquisition of Compaq, a leading provider of information technology products, services and solutions with operations worldwide and 2001 revenue of

$33.6 billion, and we are in the process of integrating Compaq into our company. In addition to the Compaq transaction, we completed an exchange offer to acquire the outstanding shares of Indigo N.V., a leading commercial and industrial printing systems company in the second quarter of fiscal 2002. We evaluate and enter into other acquisition, alliance, joint venture and divestiture transactions on an ongoing basis. The number of pending transactions and the size and scope of the proposed merger with Compaq increase both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the Compaq transaction (which are principally associated with anticipated restructurings, including workforce reductions, procurement synergies and other operational efficiencies) or any other transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties.

        Even if an acquisition or alliance is successfully integrated or a business is divested, we may not receive the expected benefits of the transaction. Managing acquisitions, alliances, joint ventures and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also may result in significant costs and expenses and charges to earnings. In the case of the Compaq acquisition, these costs and expenses include those related to litigation, as well as legal, accounting and financial advisory fees, and required payments to executive officers and key employees under a retention plan adopted in connection with the transaction. Also, any prior or future downgrades in our credit rating associated with the transaction could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect our internal cost of capital estimates and therefore operational decisions. In addition, the effective tax rate of HP on an ongoing basis is uncertain and could exceed HP's currently reported tax rate and the weighted average of the pre-merger tax rates of HP and Compaq. Moreover, HP will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the transaction, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the transaction becomes impaired, HP may be required to incur material charges relating to the impairment of those assets. As a result, any completed, pending or future transactions may contribute to financial results of the combined company that differ from the investment community's expectations in a given quarter.

Expansion of our solutions model could be delayed by cost constraints and organizational transition, which could adversely affect revenues.

        We are focused on offering total information technology solutions to our customers. To succeed in this effort, we must expand our vertical industry presence, enhance programs that enable our customers to purchase information technology as a utility, develop new solutions offerings and develop new employee skills. Our failure to do so could result in our offerings not being competitive and lead to a reduction in consumer demand for our products and services, which could adversely affect our revenue.

Terrorist acts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a major multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenues and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake. In addition, some areas, including California, have experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly uninsured for losses and interruptions caused by earthquakes, power outages and other natural disasters.

The revenue and profitability of our operations have historically varied.

        Our revenue and profit margins vary among our products, customer groups and geographic markets. Our revenue mix in future periods will be different than our current revenue mix. Overall profitability in any given period is dependent partially on the product, customer and geographic mix reflected in that period's net revenue, and therefore revenue and gross margin trends cannot be reliably predicted. Actual trends may cause us to adjust our operations, which could cause period-to-period fluctuations in our results of operations.

Our sales cycle makes planning and inventory management difficult and future financial results less predictable.

        Like other technology companies, we generally sell more hardware products in the third month of each quarter than in the first and second months. This uneven sales pattern makes it difficult to predict near-term demand and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, our ability to fulfill orders received in the last few weeks of each quarter may be limited, which could adversely affect quarterly revenue and earnings and increase the risk of unanticipated variations in quarterly results and financial condition. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

        In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly U.S. federal sales) are often stronger in the third calendar quarter, European sales are often weaker in the third calendar quarter, consumer sales are often stronger in the third and fourth calendar quarters, and customers may spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. Many of the factors that create and affect seasonal trends are beyond our control.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq transaction, we have announced workforce reductions, including reductions through our enhanced early retirement program, that are expected to involve approximately 15,000 employees worldwide, representing approximately 10% of the company's workforce. In addition to previously announced workforce reductions, we may have additional workforce reductions in the future. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated reductions in force in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, and the failure to meet operational targets due to the loss of employees or decreases in employee morale.

HP's stock price has historically fluctuated and may continue to fluctuate.

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

  •
  the announcement of new products, services or technological innovations by HP or our competitors;

  •
  quarterly increases or decreases in HP's revenue or earnings, and changes in HP's business, operations or prospects;

  •
  changes in quarterly revenue or earnings estimates by the investment community; and

  •
  speculation in the press or investment community about HP's strategic position, financial condition, results of operations, business or significant transactions, including market assessments of the recently completed acquisition of Compaq.

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

        Some of our operations use substances regulated under various federal, state and international laws governing the environment. We could be subject to liability for remediation if we do not handle these substances in compliance with applicable laws. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations. We record a liability for environmental remediation and related costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. We have not incurred environmental costs that are presently material, and we are not presently subject to known environmental liabilities that we expect to be material.

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

  •
  authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to its common stock;

  •
  limiting the liability of, and providing indemnification to, directors and officers;

  •
  limiting the ability of HP shareowners to call special meetings;

  •
  requiring advance notice of shareowner proposals for business to be conducted at meetings of HP shareowners and for nominations of candidates for election to the HP Board of Directors;

  •
  controlling the procedures for conduct of Board and shareowner meetings and election and removal of directors; and

  •
  specifying that shareowners may take action only at a duly called annual or special meeting of shareowners.

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

        Any provision of HP's certificate of incorporation or bylaws, HP's shareowner rights plan or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for HP shareowners to receive a premium for their shares of HP common stock, and also could affect the price that some investors are willing to pay for HP common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risks affecting HP, see Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K, as amended on January 30, 2002, for the fiscal year ended October 31, 2001. Our exposure to market risks has not changed materially since October 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The information set forth above under Note 6 contained in the "Notes to Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

        In addition, HP is involved in, or has indemnification obligations with respect to, the litigation described below.

        A putative class action lawsuit was filed in the Superior Court of the State of California, County of Santa Clara on December 11, 2001, against various officers and directors of HP alleging that the defendants breached their fiduciary duties to HP shareowners by, among other things, failing to conduct reasonable due diligence into the propriety of the merger transaction involving HP and Compaq and by filing with the Securities and Exchange Commission a false and misleading Registration Statement on Form S-4 and preliminary joint proxy statement/prospectus forming a part thereof in connection with the merger transaction. The case sought declaratory, injunctive and other relief permitted by law and equity. On or about December 19, 2002, defendants removed the case to the United States District Court for the Northern District of California, and on January 7, 2002, defendants moved to dismiss the action. On or about January 17, 2002, plaintiff moved to remand the case to state court. On or about February 19, 2002, plaintiff moved for expedited discovery. On March 1, 2002, the Magistrate Judge denied plaintiff's motion for expedited discovery. By Order entered May 20, 2002, the Court dismissed this action.

        A putative class action lawsuit was filed in the United States District Court for the Northern District of California on February 11, 2002, against HP and various directors of HP alleging that the proxy materials filed by HP in connection with the merger transaction involving Compaq are false and misleading and fail to disclose material information in violation of Section 14(a) of the Securities Exchange Act of 1934, SEC Rule 14a-9 and that the named HP directors have breached their fiduciary duties to HP stockholders. The case sought declaratory relief, injunctive relief and damages. On February 18, 2002, defendants moved to dismiss the action. On February 19, 2002, plaintiff moved for expedited discovery. On March 1, 2002, the Magistrate Judge denied plaintiff's motion. By Order entered May 15, 2002, the Court dismissed this action.

        A putative class action lawsuit was filed in the United States District Court for the Northern District of California on February 15, 2002, against HP and various directors of HP alleging that the proxy materials filed by HP in connection with the merger transaction involving Compaq are false and misleading and fail to disclose material information in violation of Section 14(a) of the Securities Exchange Act of 1934, SEC Rule 14a-9 and that the named HP directors have breached their fiduciary duties to HP stockholders. The case sought declaratory relief, injunctive relief and damages. On April 26, 2002, defendants moved to dismiss the action. By stipulation entered May 8, 2002, this action was dismissed.

        A putative class action lawsuit was filed in the United States District Court for the Northern District of California on March 8, 2002, against HP and various directors of HP alleging that the proxy materials filed by HP in connection with the merger transaction involving Compaq are false and misleading and fail to disclose material information in violation of Section 14(a) of the Securities Exchange Act of 1934, SEC Rule 14a-9 and that the named HP directors have breached their fiduciary duties to HP stockholders. The case sought declaratory relief, injunctive relief and damages. By stipulation entered May 30, 2002, this action was dismissed.

        Walter B. Hewlett, individually and as Trustee of the William R. Hewlett Revocable Trust, and related parties brought an action pursuant to Section 225(b) of the Delaware General Corporation Law filed in the Delaware Court of Chancery on March 28, 2002. This action arose from the Special Meeting of HP Stockholders held on March 19, 2002 to vote on the proposal to approve the issuance of shares of common stock in connection with the merger transaction involving Compaq. Plaintiffs alleged that (1) HP management improperly coerced and induced Deutsche Asset Management to switch its proxy vote to be in favor of the proposal and (2) HP made false and misleading statements regarding the planned integration with Compaq, which induced Institutional Shareholder Services to recommend a vote in favor of the proposal. Plaintiffs sought to invalidate Deutsche's final proxy cards; invalidate all proxies voted in favor of the proposal; declare that the proposed issuance of HP stock in connection with the proposed merger was defeated (or require a new vote after re-solicitation of proxies) and enjoin the issuance of HP shares in connection with the proposed merger. On April 8, 2002, the Chancellor denied HP's motion to dismiss the complaint. The matter was tried on April 23-25, 2002. On April 30, 2002, the Court ordered that judgment be entered in favor of HP dismissing the lawsuit. Judgment in favor of HP has been entered and the time for plaintiffs to appeal has expired.

        A putative shareholder derivative action was filed in the Superior Court of the State of California, County of Santa Clara on April 17, 2002 against various officers and directors of HP arising from the Special Meeting of HP Stockholders held on March 19, 2002. This action asserted that HP management engaged in improper conduct to obtain Deutsche Asset Management support to switch 17 million shares to approve the proposed merger. The causes of action were (1) breach of fiduciary duty against all defendants; (2) waste of corporate assets; (3) abuse of control; and (4) breach of contract. Plaintiff sought (1) a determination that this is a proper derivative suit and certifying the plaintiff as an appropriate representative of HP; (2) declaring that defendants breached their fiduciary duty; (3) awarding HP damages as a result of violations; and (4) an award to the plaintiff for costs and legal and expert fees. By Order entered May 24, 2002, this action was dismissed.

        On April 10, 2002 HP received a subpoena to produce information from the U.S. Attorney's Office for the Southern District of New York concerning the voting by each of Deutsche Bank and Northern Trust and their respective affiliated parties in connection with the proposal to issue shares in connection with the proposed Compaq merger. We understand that this inquiry is in response to press accounts concerning the vote on the proposal at the HP Special Meeting. HP is fully cooperating with this inquiry.

        Separately, HP was contacted informally by the San Francisco District Office of the Securities and Exchange Commission requesting the voluntary provision of documents and related information concerning HP's relationships and communications with Deutsche Bank and affiliated parties generally and communications regarding the solicitation of votes from Deutsche Bank and affiliated parties in connection with the proposed Compaq merger. The SEC has advised HP that this inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred, nor should it be considered a reflection upon any person, entity, or security. HP is fully cooperating with this inquiry.

        In addition, HP is involved in, and or has indemnification obligations with respect to, the litigation described below.

Item 4. Submission of Matters to a Vote of Security Holders.

  (a)
  HP held a Special Meeting of Shareowners on March 19, 2002 in Cupertino, California. At the Special Meeting, the shareowners of HP approved the issuance of shares of HP common stock in connection with the merger of Heloise Merger Corporation, a wholly-owned subsidiary of HP, with and into Compaq Computer Corporation ("the Proposal"). In addition, the total vote cast on the Proposal represented over 50% of all shares of HP common stock entitled to vote on the Proposal. There were 838,401,376 votes cast for the Proposal, 793,094,105 votes cast against the Proposal and 13,950,651 shares abstained.

  (b)
  HP's Annual Meeting of Shareowners was held on April 26, 2002 in Cupertino, California.

  (c)
  At the 2002 Annual Meeting of Shareowners, an election of directors was held with the following individuals being elected to the Board of Directors:

Name	Voted For	Votes Withheld
Philip M. Condit	1,418,609,032	171,965,202
Patricia C. Dunn	1,419,017,428	171,527,215
Carleton S. Fiorina	1,405,081,004	185,463,573
Sam Ginn	1,418,700,360	171,855,494
Richard A. Hackborn	1,415,738,838	174,861,706
George A. Keyworth II	1,419,848,334	170,745,124
Robert E. Knowling, Jr.	1,418,880,392	171,684,212
Robert P. Wayman	1,416,031,893	174,502,828
  (d)
  At the 2002 Annual Meeting of Shareowners, the following proposals were voted upon by the stockholders as indicated below:

    The shareowners approved the ratification of the appointment of Ernst & Young LLP as HP's independent auditors for the 2002 fiscal year. There were 1,442,835,790 votes cast for the ratification, 133,706,933 votes cast against the ratification and 13,971,394 abstentions.

    The shareowners voted against a shareowner proposal to request HP's Board of Directors to a make all possible lawful efforts to implement and/or increase activity on each of the proposal's named principles in the People's Republic of China. There were 89,006,090 votes cast for the proposal, 1,041,294,708 votes cast against the proposal, 144,337,738 abstentions and 315,875,580 broker non-votes.

    The shareowners voted against a shareowner proposal to request HP's Board of Directors to prepare a report on the feasibility of adopting a policy, implementing programs, and auditing progress, of producer responsibility as defined in the proposal, entitled "Report on Producer Responsibility for Product Take-Back and Recycling." There were 93,079,117 votes cast for the proposal, 1,065,818,931 votes cast against the proposal, 115,733,750 abstentions and 315,882,319 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

        A list of exhibits is set forth in the Exhibit Index found on page 51 of this report.

  (b)
  Reports on Form 8-K:

        On February 14, 2002, HP filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release containing financial information for the first quarter of fiscal 2002 and guidance for fiscal 2002, and under Items 7 and 9 related scripts. The press release and scripts were filed as exhibits.

        On February 14, 2002, HP filed a report on Form 8-K relating to the proposed merger with Compaq Computer Corporation, which reported under Item 5 and attached (i) the historical consolidated financial statements of Compaq including Compaq's consolidated balance sheet at December 31, 2001 and 2000, the consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001, and Compaq's Schedule II, Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2001; and (ii) the unaudited pro forma condensed combined consolidated financial statements of HP for the period ended October 31, 2001 and comparative historical and pro forma per share data giving effect to the merger as a purchase of Compaq by HP.

        On February 27, 2002, HP filed a report on Form 8-K, which reported under Item 5 that HP held a security analyst meeting on the same date in connection with the proposed merger with Compaq. The meeting was hosted by Carleton S. Fiorina, HP Chairman of the Board, President and Chief Executive Officer, and included presentations by Ms. Fiorina and other members of the HP executive team. Certain of the speakers' slides used in connection with the presentations were furnished as exhibits to the Form 8-K.

        On March 15, 2002, HP filed a report on Form 8-K relating to the proposed merger with Compaq, which reported under Item 5 and attached HP's unaudited pro forma condensed combined consolidated balance sheet as of January 31, 2002, and unaudited pro forma condensed combined consolidated statements of earnings for the three months ended January 31, 2002 and for the year ended October 31, 2001, giving effect to the merger as a purchase of Compaq by HP.

        On March 29, 2002, HP filed a report on Form 8-K, which reported under Item 5 that on March 22, 2002 HP, through its indirect subsidiary, consummated an exchange offer to acquire all the outstanding common shares of Indigo N.V., a corporation organized under the laws of The Netherlands ("Indigo"), pursuant to the terms of the previously reported Offer Agreement, dated September 6, 2001, as amended (the "Exchange Offer"). The press release containing proration calculations in connection with the Exchange Offer was filed as an exhibit to the Form 8-K.

        On April 3, 2002, HP filed a report on Form 8-K, which reported under Item 5 that in connection with the consummation of the Exchange Offer reported in the Form 8-K filed on March 29, 2002, HP's indirect subsidiary, Hewlett-Packard Erste Vermogensverwaltungs- und Beteiligungsgesellschaft mbH ("Newco"), issued 52,625,239.7333 contingent value rights ("CVRs"). The CVRs were issued pursuant to an indenture, the Contingent Value Rights Agreement, which was entered into as of April 1, 2002, between Newco and J.P. Morgan Trust Company, National Association (the "CVR Agreement"). As of April 1, 2002, HP executed a Corporate Guaranty regarding the payment and performance obligations of Newco under the CVR Agreement. The CVR Agreement and the Corporate Guaranty were filed as exhibits to the Form 8-K.

        On April 15, 2002, HP filed a report on Form 8-K, which reported under Item 5 that (i) HP held a Special Meeting of HP Shareowners on March 19, 2002 to vote upon a proposal to approve the issuance of shares of HP common stock in connection with the merger of a wholly-owned subsidiary of HP with and into Compaq (the "Merger Proposal"); (ii) on April 10, 2002, HP received a subpoena to produce information from the U.S. Attorney's Office for the Southern District of New York concerning the voting by each of Deutsche Bank and Northern Trust and their respective affiliated parties in connection with the Merger Proposal; and (iii) separately, HP was contacted informally by the San Francisco District Office of the U.S. Securities and Exchange Commission requesting the voluntary provision of documents and related information concerning HP's relationships and communications with Deutsche Bank and affiliated parties generally and communications regarding the solicitation of votes from Deutsche Bank and affiliated parties in connection with the Merger Proposal. HP reported that it is cooperating fully with both inquiries.

        On April 18, 2002, HP filed a report on Form 8-K, which reported under Items 5 and 7 that on April 17, 2002, HP issued a press release announcing the results of the preliminary tally of votes by the independent inspector of elections in connection with HP's proposed issuance of shares as a part of its pending merger transaction with Compaq, and filed the press release as an exhibit.

        On May 2, 2002, HP filed a report on Form 8-K, which reported under Item 5 that (i) on May 1, 2002, HP issued a press release announcing that the proposal to approve the issuance of shares of HP common stock in connection with the merger transaction with Compaq had passed in accordance with New York Stock Exchange requirements; and (ii) on May 2, 2002, HP issued a press release announcing that, effective as of the start of trading on Monday, May 6, 2002, HP's trading symbol on the New York Stock Exchange and the Pacific Exchange will be changed to "HPQ". Both press releases were filed under Item 7 as exhibits to the Form 8-K.

        On May 7, 2002, HP filed a report on Form 8-K, which reported under Item 2 that effective May 3, 2002, pursuant to the Agreement and Plan of Reorganization dated as of September 4, 2001 (the "Merger Agreement"), among HP, Compaq and Heloise Merger Corporation, a wholly-owned subsidiary of HP ("Merger Sub"), Merger Sub was merged with and into Compaq with Compaq continuing as the surviving corporation and a wholly-owned subsidiary of HP (the "Merger"). Pursuant to the Merger Agreement, as a result of the Merger, each share of Compaq common stock outstanding at the effective time of the Merger was converted into the right to receive 0.6325 of a share of HP common stock. Following consummation of the merger, Compaq's common stock was delisted from the New York Stock Exchange. HP common stock now trades on the New York Stock Exchange and the Pacific Exchange under the symbol "HPQ." HP also reported under Item 7 (i) the historical consolidated financial statements of Compaq including Compaq's consolidated balance sheet at December 31, 2001 and 2000, the consolidated statements of income, cash flows and stockholders' equity for each of the years ended December 31, 2001, 2000 and 1999 and Compaq's Schedule II, Valuation and Qualifying Accounts for each of the years ended December 31, 2001, 2000 and 1999; (ii) the unaudited consolidated financial statements of Compaq including Compaq's unaudited consolidated balance sheet at March 31, 2002 and the unaudited consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001; and (iii) the unaudited pro forma condensed combined consolidated financial statements of HP as of and for the three months ended January 31, 2002 and for the year ended October 31, 2001 giving effect to the merger as a purchase of Compaq by HP. The unaudited consolidated financial statements of Compaq including Compaq's unaudited consolidated balance sheet at March 31, 2002 and the unaudited consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001 were filed as an exhibit to the Form 8-K.

        On May 15, 2002, HP filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release containing financial information for the second quarter of fiscal 2002 and outlook for fiscal 2002, which was filed as an exhibit.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN Robert P. Wayman Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Date: June 13, 2002

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description
1	Not applicable.
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
3(c)
Registrant's Amended and Restated By-Laws, which appears as Exhibit 3.4 to Amendment No. 2 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated May 8, 2002, which exhibit is incorporated herein by reference.
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
10(h)	Registrant's 1997 Director Stock Plan which appears as Exhibit 99 to Registrant's Form S-8 filed on March 7, 1997, which exhibit is incorporated herein by reference.*
10(i)	Registrant's Executive Deferred Compensation Plan, Amended and Restated effective November 1, 2001.*
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
10(z)
Compaq Computer Corporation 2001 Stock Option Plan, which appears as Exhibit 10.1 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(aa)
Compaq Computer Corporation 1998 Stock Option Plan, which appears as Exhibit 10.2 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(bb)
Compaq Computer Corporation 1995 Equity Incentive Plan, which appears as Exhibit 10.3 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(cc)
Compaq Computer Corporation 1989 Equity Incentive Plan, which appears as Exhibit 10.4 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(dd)
Compaq Computer Corporation Nonqualified Stock Option Plan for Non-Employee Directors, which appears as Exhibit 10.5 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(ee)
Compaq Computer Corporation 1985 Stock Option Plan, which appears as Exhibit 10.6 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(ff)
Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, which appears as Exhibit 10.7 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(gg)
Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, which appears as Exhibit 10.8 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(hh)
Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan, which appears as Exhibit 10.9 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(ii)
Amendment of Compaq Computer Corporation 1985 Stock Option Plan, which appears as Exhibit 10.10 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(jj)
Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, which appears as Exhibit 10.11 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*

10(kk)
Amendment of Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, which appears as Exhibit 10.12 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(ll)
Amendment of Compaq Computer Corporation 1985 Non-Qualified Stock Option Plan, which appears as Exhibit 10.13 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(mm)
Certification of Amendment of Compaq Computer Corporation 2001 Stock Option Plan and Compaq Computer Corporation 1998 Stock Option Plan, which appears as Exhibit 10.14 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(nn)
Compaq Computer Corporation 401(k) Investment Plan, which appears as Exhibit 4.1 to Registrant's Form S-8 Registration Statement (Registration No. 333-87742) dated May 7, 2002, which exhibit is incorporated herein by reference.*
10(oo)
Compaq Computer Corporation Deferred Compensation and Supplemental Savings Plan, which appears as Exhibit 4.2 to Registrant's Form S-8 Registration Statement (Registration No. 333-87742) dated May 7, 2002, which exhibit is incorporated herein by reference.*
10(pp)	Employment Agreement effective as of October 20, 2000, between Compaq Computer Corporation and Michael D. Capellas.*
10(qq)	Amendment to Employment Agreement dated December 26, 2001, between Compaq Computer Corporation and Michael D. Capellas.*
10(rr)	$2,500,000 Promissory Note dated October 20, 2000 between Michael Capellas and Compaq Computer Corporation.*
10(ss)	Security Agreement dated October 20, 2000 between Michael Capellas and Compaq Computer Corporation.
10(tt)	$5,000,000 Promissory Note dated July 22, 1999, between Michael D. Capellas and Compaq Computer Corporation.*
10(uu)	Form of Executive Severance Agreement.*
10(vv)	Form of Executive Officers Severance Agreement.*
10(ww)	Form of Restricted Stock Grant Notice-1989 Equity Incentive Plan.*
10(xx)	Form of Indemnity Agreement between Compaq and its executive officers.
10(yy)
Indigo B.V. Flexible Stock Incentive Plan, which appears as Exhibit 4.1 to Registrant's Form S-8 Registration Statement (Registration No. 333-85136) dated March 28, 2002, which exhibit is incorporated herein by reference.*
10(zz)
Indigo N.V. 1996 International Flexible Stock Incentive Plan, which appears as Exhibit 4.2 to Registrant's Form S-8 Registration Statement (Registration No. 333-85136) dated March 28, 2002, which exhibit is incorporated herein by reference.*
11	Not applicable.
12	Statement of Computation of Ratios.

13-14	Not applicable.
15	None.
16-17	Not applicable.
18-19	None.
20-21	Not applicable.
22	None.
23-24	None.
25-26	Not applicable.
99	None.

*
Indicates management contract or compensatory plan, contract or arrangement.

        The registrant agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

QuickLinks

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements .
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Statement of Earnings (Unaudited) (In millions, except per share amounts)
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Balance Sheet (In millions, except par value)
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Statement of Cash Flows (Unaudited) (In millions)
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX