Form 10-Q
period 2002-07-31
HEWLETT PACKARD CO
filed 2002-09-13
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12-months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2002
Common Stock, $0.01 par value Preferred Share Purchase Rights	3,051,466,000 shares together with associated Preferred Share Purchase Rights

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of HP and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; and other risks that are described herein and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed subsequent to HP's Annual Report on Form 10-K, as amended on January 30, 2002, for the fiscal year ended October 31, 2001, except as superseded by "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Statement of Earnings
(Unaudited)
(In millions, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
Net revenue:
Products	$13,047	$8,364	$31,252	$28,551
Services	3,353	1,821	6,965	5,498
Financing income	136	99	322	301

Total net revenue	16,536	10,284	38,539	34,350

Costs and expenses:
Cost of products	10,081	6,337	23,493	21,623
Cost of services	2,284	1,227	4,704	3,606
Financing interest	54	56	122	189
Research and development	983	682	2,345	2,071
Selling, general and administrative	2,738	1,729	6,082	5,274
Acquisition-related charges	378	—	556	25
Restructuring charges	1,612	—	1,630	102
In-process research and development charges	735	—	793	19
Amortization of goodwill and purchased intangible assets	147	49	251	124

Total costs and expenses	19,012	10,080	39,976	33,033

(Loss) earnings from operations	(2,476)	204	(1,437)	1,317
Interest and other, net	20	42	(16)	178
Loss on divestiture	—	(131)	—	(131)
Net investment losses	(53)	—	(68)	(365)
Litigation settlements	14	—	14	(400)

Total interest and other income, net	(19)	(89)	(70)	(718)

(Loss) earnings before extraordinary item, cumulative effect of change in accounting principle and taxes	(2,495)	115	(1,507)	599
(Benefit from) provision for taxes	(466)	—	(194)	59

Net (loss) earnings before extraordinary item and cumulative effect of change in accounting principle	(2,029)	115	(1,313)	540
Extraordinary item—gain on early extinguishment of debt, net of taxes	—	8	20	43
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(272)

Net (loss) earnings	$(2,029)	$123	$(1,293)	$311

Basic net (loss) earnings per share:
Net (loss) earnings before extraordinary item and cumulative effect of change in accounting principle	$(0.67)	$0.06	$(0.57)	$0.28
Extraordinary item—gain on early extinguishment of debt, net of taxes	—	—	0.01	0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.14)

Net (loss) earnings	$(0.67)	$0.06	$(0.56)	$0.16

Diluted net (loss) earnings per share:
Net earnings before extraordinary item and cumulative effect of change in accounting principle	$(0.67)	$0.06	$(0.57)	$0.28
Extraordinary item—gain on early extinguishment of debt, net of taxes	—	—	0.01	0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.14)

Net (loss) earnings	$(0.67)	$0.06	$(0.56)	$0.16

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Weighted-average shares used to compute net earnings per share:
Basic	3,033	1,936	2,314	1,935
Diluted	3,033	1,967	2,314	1,976

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Balance Sheet
(In millions, except par value)

	July 31, 2002	October 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,092	$4,197
Short-term investments	137	139
Accounts receivable, net of allowance for doubtful accounts of $562 million and $275 million as of July 31, 2002 and October 31, 2001, respectively	8,171	4,488
Financing receivables, net of allowance for doubtful accounts of $277 million and $147 million as of July 31, 2002 and December 31, 2001, respectively	3,272	2,183
Inventory	5,568	5,204
Other current assets	8,118	5,094

Total current assets	36,358	21,305
Property, plant and equipment, net of accumulated depreciation of $5,682 and $5,411 at July 31, 2002 and October 31, 2001, respectively	7,109	4,397
Long-term financing receivables and other assets	7,183	6,126
Goodwill	15,120	667
Purchased intangible assets	5,142	89

Total assets	$70,912	$32,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,003	$1,722
Accounts payable	6,699	3,791
Employee compensation and benefits	2,031	1,477
Taxes on earnings	2,160	1,818
Deferred revenues	3,322	1,867
Accrued restructuring	1,574	82
Other accrued liabilities	7,123	3,207

Total current liabilities	24,912	13,964
Long-term debt	6,388	3,729
Other liabilities	3,271	938
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 3,051 and 1,939 shares issued and outstanding at July 31, 2002 and October 31, 2001, respectively)	31	19
Additional paid-in capital	24,767	200
Retained earnings	11,584	13,693
Accumulated other comprehensive (loss) income	(41)	41

Total stockholders' equity	36,341	13,953

Total liabilities and stockholders' equity	$70,912	$32,584

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(In millions)

	Nine months ended July 31,
	2002	2001
Cash flows from operating activities:
Net (loss) earnings	$(1,293)	$311
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,410	1,006
Deferred taxes on earnings	(740)	(817)
Restructuring charges	1,630	102
Acquisition-related charges, including in-process research and development	1,349	44
Net investment losses	68	365
Gain on early extinguishment of debt, net of taxes	(20)	(43)
Loss on divestiture	—	131
Cumulative effect of change in accounting principle, net of taxes	—	272
Changes in assets and liabilities:
Accounts and financing receivables	1,277	1,049
Inventory	1,156	495
Accounts payable	54	(1,796)
Taxes on earnings	132	29
Other current assets and liabilities	(1,144)	(176)
Other, net	63	(116)

Net cash provided by operating activities	3,942	856

Cash flows from investing activities:
Investment in property, plant and equipment, net	(955)	(980)
Purchases of investments	(265)	(240)
Maturities and sales of investments	296	223
Cash acquired through business acquisitions, net of acquisition costs	3,557	163
Dissolution of an equity investee	879	—

Net cash provided by (used in) investing activities	3,512	(834)

Cash flows from financing activities:
(Decrease) increase in notes payable and short-term borrowings, net	(2,064)	569
Issuance of long-term debt	2,529	763
Payment of long-term debt	(154)	(271)
Repurchase of zero-coupon subordinated convertible notes	(127)	(581)
Issuance of common stock under employee stock plans	359	314
Repurchase of common stock	(546)	(1,038)
Dividends	(556)	(466)

Net cash (used in) provided by financing activities	(559)	(710)

Increase (decrease) in cash and cash equivalents	6,895	(688)
Cash and cash equivalents at beginning of period	4,197	3,415

Cash and cash equivalents at end of period	$11,092	$2,727

The accompanying notes are an integral part of these consolidated condensed financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of July 31, 2002 and October 31, 2001, its results of operations for the three- and nine-month periods ended July 31, 2002 and 2001, and its cash flows for the nine-month periods ended July 31, 2002 and 2001. Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq Computer Corporation ("Compaq"), a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same ratio. On March 22, 2002, HP acquired substantially all of the outstanding stock of Indigo N.V. ("Indigo") not previously owned by HP in exchange for HP common stock, options, and non-transferable contingent value rights ("CVR"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, HP has included in its results of operations for the three- and nine-month periods ended July 31, 2002 the results of Compaq from May 3, 2002 and Indigo from March 22, 2002.

        The results of operations for the three- and nine-month periods ended July 31, 2002 are not indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K, as amended on January 30, 2002, for the fiscal year ended October 31, 2001, the audited consolidated financial statements of Compaq including Compaq's consolidated balance sheet at December 31, 2001 and 2000, the consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001, included in HP's Current Report on Form 8-K, dated February 14, 2002, and the unaudited condensed consolidated financial statements of Compaq including Compaq's condensed consolidated balance sheet at March 31, 2002, the condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001, included in HP's Current Report on Form 8-K, dated May 3, 2002.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Accounting Policies

  Revenue Recognition

  General

        Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. The following policies apply to HP's major categories of revenue transactions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

  Products

        Product is considered delivered, and revenue is recognized when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this may occur either at the time of shipment or when the customer receives the product. Revenue is deferred when customer acceptance is uncertain, when significant obligations remain, or when undelivered products or services are essential to the functionality of delivered products. Revenue is reduced for estimated customer returns, price protection, rebates, and other offerings that occur under sales programs established with HP's distributors and resellers. The estimated cost of post-sale obligations, including basic product warranties, is accrued based on historical experience at the time revenue is recognized.

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

  Software

        Revenue from software is comprised of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. VSOE is generally determined based on the price charged when the element is sold separately. In the absence of VSOE of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract, assuming the four basic criteria are met.

  Financing Leases and Rental Revenue

        Revenue from the sale of equipment under sales-type leases and direct-financing leases is recognized as product revenue at the inception of the lease. Associated financing income is earned on an accrual basis under an effective annual yield method. Revenue from operating leases is recognized as the fees accrue.

  Revenue Arrangements that Include Multiple Elements

        Revenue for transactions that include multiple elements such as hardware, software, consulting, training, and support agreements is allocated to each element based on its relative fair value and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

recognized when the revenue recognition criteria have been met for each element. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of fair value of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. HP recognizes revenue for delivered elements only when the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

  Foreign Currency Translation

        HP predominately uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for inventory, property, plant and equipment, other assets and deferred revenue, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings. Certain foreign subsidiaries designate the local currency as their functional currency and related cumulative translation adjustments are included as a component of accumulated other comprehensive income.

Change in Accounting

        Effective May 1, 2002, HP adopted the straight-line method of depreciation for all property, plant and equipment placed into service beginning May 1, 2002. Property, plant and equipment placed into service prior to May 1, 2002 is depreciated using accelerated methods for buildings, improvements, machinery and equipment and the straight-line method for leasehold improvements and leased equipment. HP believes this change will allocate the costs of new property more appropriately in its financial results by better allocating these costs over the useful lives of these assets. In addition, the new method more closely conforms to the prevalent practices in the industries in which HP operates. The effect of this change was not material to HP's earnings or financial position for the three-month period ended July 31, 2002.

        HP adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1, 2000. Accordingly, HP restated its consolidated results of operations for the first three quarters of fiscal 2001, including a cumulative effect of change in accounting principle of $272 million, which was recorded as a reduction of net income as of the beginning of the first quarter of fiscal 2001.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The provisions of SFAS No. 142 will be effective for HP's fiscal year 2003. However, goodwill and intangible assets acquired after June 30, 2001 are subject immediately to the non-amortization provisions of SFAS No. 142. HP is currently in the process of evaluating the potential impact that the adoption of SFAS No. 142 will have on its consolidated financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS No. 144 will be effective for HP's fiscal year 2003 and will be applied prospectively.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS 4 "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS No. 145 will be effective for HP's fiscal year 2003. Upon adoption, HP anticipates that it will reclassify gains on early extinguishment of debt and related taxes previously recorded as an extraordinary item to interest and other, net and provision for taxes, respectively.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

Note 2: Net (Loss) Earnings Per Share

        HP's basic (loss) earnings per share ("EPS") is calculated based on net (loss) earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS for the three- and nine-month periods ended July 31, 2001 includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options outstanding and the conversion of debt. Diluted loss per share for the three- and nine-month periods ended July 31, 2002 is

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Net (Loss) Earnings Per Share (Continued)

based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of 14 million and 23 million common share equivalents, respectively, would have been antidilutive.

        The following table includes a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(In millions, except per share data)
Numerator:
Net (loss) earnings before extraordinary item and cumulative effect of change in accounting principle	$(2,029)	$115	$(1,313)	$540
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of income tax effect	—	3	—	13

Net (loss) earnings before extraordinary item and cumulative effect of change in accounting principle, adjusted	(2,029)	118	(1,313)	553
Extraordinary item—gain on early extinguishment of debt, net of taxes	—	8	20	43
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(272)

Net (loss) earnings, adjusted	$(2,029)	$126	$(1,293)	$324

Denominator:
Weighted-average shares used to compute basic EPS	3,033	1,936	2,314	1,935
Effect of dilutive securities:
Dilutive options and other stock-based awards	—	16	—	21
Zero-coupon subordinated convertible notes	—	15	—	20

Dilutive potential common shares	—	31	—	41

Weighted-average shares used to compute diluted EPS	3,033	1,967	2,314	1,976

Basic net (loss) earnings per share:
Net (loss) earnings before extraordinary item and cumulative effect of change in accounting principle	$(0.67)	$0.06	$(0.57)	$0.28
Extraordinary item—gain on early extinguishment of debt, net of taxes	—	—	0.01	0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.14)

Net (loss) earnings	$(0.67)	$0.06	$(0.56)	$0.16

Diluted net (loss) earnings per share:
Net (loss) earnings before extraordinary item and cumulative effect of change in accounting principle	$(0.67)	$0.06	$(0.57)	$0.28
Extraordinary item—gain on early extinguishment of debt, net of taxes	—	—	0.01	0.02
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(0.14)

Net (loss) earnings	$(0.67)	$0.06	$(0.56)	$0.16

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Business Combinations

        In accordance with SFAS No. 141, HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, as well as in-process research and development, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. The assignment of goodwill to reporting units for these acquisitions has not yet been completed. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

Compaq

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 of a share of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same ratio. In addition, HP assumed certain Compaq stock plans. The acquisition of Compaq is intended to enhance HP's combined competitive position in key industries, while strengthening its sales force and position in strategic markets. The merger is intended to enable HP to focus on strategic product and customer bases, achieve significant cost synergies and economies of scale and improve profitability of its combined Enterprise Systems, Personal Systems and Services businesses. The exchange ratio in the merger was derived from estimates of future revenue and earnings of the combined company assuming completion of the merger, and by measuring each of HP's and Compaq's relative contributions to achieving these forecasted results, in addition to measuring the relative ownership of the combined company implied by their contributions. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock with a fair value of approximately $22.7 billion, the assumption of options to purchase approximately 200 million shares of HP common stock with a Black-Scholes fair value of approximately $1.4 billion and estimated direct transaction costs of $79 million. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the acquisition.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Business Combinations (Continued)

        Based on a preliminary independent valuation, which may change upon receipt of the final valuation, the total purchase price of approximately $24.2 billion has been allocated as follows (in millions):

Cash and cash equivalents	$3,615
Accounts receivable	4,305
Financing receivables	1,241
Inventory	1,464
Current deferred tax asset	1,568
Other current assets	1,163
Property, plant and equipment	2,991
Long-term financing receivables and other assets	1,927
Amortizable intangible assets:
Customer contracts and lists, distribution agreements	1,942
Developed and core technology, patents	1,515
Other	74
Intangible assets with indefinite lives	1,422
Goodwill	14,482
Accounts payable	(2,831)
Short and long term debt	(2,701)
Accrued restructuring	(915)
Other current liabilities	(5,920)
Other long-term liabilities	(1,905)
In-process research and development	735

Total purchase price	$24,172

  Amortizable intangible assets

        Of the total purchase price, approximately $3.5 billion has been allocated to amortizable intangible assets including customer contracts and developed and core technology. Customer contracts represent existing contracts that relate primarily to underlying customer relationships pertaining to the services provided by Compaq Global Services, including contractual customer service relationships, contractual managed services client relationships and contractual systems integration consulting client relationships. Customer lists and distribution agreements represent Compaq's relationships within the Enterprise and Personal Systems segments installed base and agreements with Enterprise value-added resellers. HP expects to amortize the fair value of these assets on a straight-line basis over a weighted average estimated useful life of approximately 9 years.

        Developed technology, which consists of products that have reached technological feasibility, includes products in most of Compaq's product lines, principally the Compaq Himalaya, Proliant, Enterprise Storage Array and AlphaServer products. Core technology and patents represent a combination of Compaq processes, patents and trade secrets developed through years of experience in design and development: clustering, fault tolerant systems, proprietary Alpha processor architecture and storage area networks. Compaq's technology and products are designed for hardware, software,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Business Combinations (Continued)

solutions, fault tolerant business critical solutions, communication products, and desktop and portable personal computers. HP intends to leverage this proprietary knowledge to develop new technology and improved products and manufacturing processes. HP expects to amortize the developed and core technology and patents on a straight-line basis over a weighted average estimated useful life of approximately 6 years.

  Intangible assets with indefinite lives

        The estimated fair value of intangible assets with indefinite lives was $1.4 billion, consisting primarily of the estimated fair value allocated to the Compaq trade name. These intangible assets will not be amortized because the assets have indefinite remaining useful lives based on many factors and considerations, including the length of time that the Compaq name has been in use, the Compaq brand awareness and market position and the plans for continued use of the Compaq brand within a portion of HP's overall product portfolio.

  In-process research & development

        Of the total purchase price, an estimate of $735 million has been allocated to in-process research & development ("IPR&D") and was expensed in the third quarter of fiscal 2002. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

        The value assigned to IPR&D was determined by considering the importance of each project to the overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The revenue estimates used to value the purchased IPR&D were based on estimates of the relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by Compaq and its competitors.

        The rates utilized to discount the net cash flows to their present values are based on Compaq's weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage of completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 25% - 42% were deemed appropriate for valuing the IPR&D.

        The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may differ from the projected results.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Business Combinations (Continued)

  Deferred compensation

        In accordance with the terms of Compaq's equity-based compensation plans, all of Compaq's outstanding options granted prior to September 1, 2001 vested upon Compaq shareowner approval of the acquisition. The intrinsic value of approximately $70 million as of May 3, 2002 of unvested Compaq options, which relates to options granted subsequent to August 31, 2001, has been allocated to deferred compensation in the purchase price allocation. Options assumed in conjunction with the acquisition had exercise prices ranging from $2.63 - $75.31, with a weighted average exercise price of $33.29 and a weighted average remaining contractual life of 7.1 years. Approximately 165 million of the approximately 200 million options assumed are fully vested.

  Pro forma results

        The following unaudited pro forma financial information presents the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of the periods presented. The results for the three-month period ended July 31, 2002 include the results of Compaq from May 3, 2002 (the acquisition date). Due to different historical fiscal period ends for HP and Compaq, the results for the nine-month period ended July 31, 2002 combine the results of HP for the nine-month period ended July 31, 2002 and the historical quarterly results of Compaq for the six-month period ended March 31, 2002 and for the period May 3, 2002 (the acquisition date) to July 31, 2002. The historical results for the three-month period ended July 31, 2001 combine the historical results of HP for the three-month period ended July 31, 2001 and the historical results of Compaq for the three-month period ended June 30, 2001. The historical results for the nine-month period ended July 31, 2001 combine the historical results of HP for the nine-month period ended July 31, 2001 and the historical quarterly results of Compaq for the nine-month period ended June 30, 2001. Adjustments of $162 million, $110 million and $245 million have been made to the combined results of operations for the nine-month period ended July 31, 2002 and the three- and nine-month periods ended July 31, 2001, respectively, reflecting amortization of purchased intangibles, net of tax, as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of HP that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of HP.

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(In millions, except per share amounts)
Revenue	$16,536	$18,575	$54,298	$62,937
Loss before extraordinary item and cumulative effect of change in accounting principle	(2,029)	(234)	(1,338)	(527)
Net loss	(2,029)	(226)	(1,318)	(976)
Basic net loss per share:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.67)	$(0.08)	$(0.44)	$(0.18)
Net Loss	$(0.67)	$(0.08)	$(0.44)	$(0.32)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Business Combinations (Continued)

        The unaudited pro forma financial information above includes the following material, non-recurring charges: inventory writedowns of $137 million in the three- and nine-month periods ended July 31, 2002, acquisition-related charges of $378 million and $627 million in the three- and nine-month periods ended July 31, 2002, respectively, and $25 million in the nine-month period ended July 31, 2001; restructuring charges of $1,612 million and $1,630 million in the three- and nine-month periods ended July 31, 2002, respectively, and $493 million and $758 million in the three- and nine-month periods ended July 31, 2001, respectively; purchased IPR&D charges of $735 million and $793 million in the three- and nine-month periods ended July 31, 2002, respectively; net investment losses of $53 million and $62 million in the three- and nine-month periods ended July 31, 2002, respectively, and $1,998 in the nine-month period ended July 31, 2001; net divestiture losses of $131 million in the three- and nine-month periods ended July 31, 2001 and litigation settlement gains of $14 million in the three- and nine-month periods ended July 31, 2002 and litigation settlement losses of $400 million in the nine-month period ended July 31, 2001.

Indigo

        On March 22, 2002, HP acquired substantially all of the outstanding stock of Indigo N.V. ("Indigo") not previously owned by HP in exchange for HP common stock, options, and non-transferable contingent value rights ("CVR"). This acquisition is intended to strengthen HP's printer offering by adding high performance digital color printing systems. The total consideration for Indigo was $719 million, which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. Approximately 32 million shares of HP common stock and 53 million CVRs were issued in connection with this transaction. HP recorded approximately $499 million of goodwill and $153 million of amortizable purchased intangibles in conjunction with the acquisition and the previous equity investment. The purchased intangibles will be amortized over their useful lives, which range from five to eight years. In addition, HP recorded a pre-tax charge of approximately $58 million for acquired IPR&D in the second quarter of fiscal 2002 because technological feasibility had not been established and no future alternative uses existed. Results of operations for Indigo have been included prospectively from the date of the acquisition. Pro forma results of operations reflecting this acquisition have not been presented because the results of operations of Indigo are not material to HP's results of operations.

        The CVRs issued in conjunction with this acquisition entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. The future cash pay-out, if any, of the CVRs will be payable after a three-year period commencing on April 1, 2002.

Note 4: Legal Proceedings

  Litigation Settlement

        On June 4, 2001, HP and Pitney Bowes Inc. ("Pitney Bowes") announced they had entered into agreements that resolved all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Legal Proceedings (Continued)

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

  Pending Litigation

        HP v. Cooper et al. is a lawsuit filed in federal court in California on or about March 23, 1998. Mr. Cooper claims that HP's LaserJet printers infringe his U.S. patent 5,424,780, which he asserts covers portions of the resolution enhancement technology employed in these printers. HP believes, based on an opinion from outside counsel, that it does not infringe the patent. HP has held discussions with the defendants but has not resolved the matter. Thereafter, the U.S. Patent Office agreed to reexamine the patent based on prior art identified by the parties. Litigation was stayed pending the outcome of the U.S. Patent Office reexamination. The U.S. Patent Office issued a reexamination certificate in the third quarter of fiscal 2002, which lifts the stay of litigation.

        Stevens v. HP is an unfair business practices consumer class action filed in federal court in California on or about July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in over 30 states. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers over the past three years. The basic factual allegation of these actions is that when the affected consumer purchased HP printers, they received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorney fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. HP recently obtained summary judgment against the plaintiffs in the California action, which the plaintiffs are appealing. The matter has been certified as a class action in North Carolina state court.

        Alvis v. HP is a nationwide defective product consumer class action filed in a Texas state district court by a resident of eastern Texas in April 2001. In January 2000, a similar suit captioned LaPray v. Compaq was filed in state court in Texas against Compaq, and in May 2000 Sprung v. Compaq was filed in federal court in Colorado. These actions are part of a series of similar suits filed against several computer manufacturers. The basic allegation is that HP and Compaq sold computers containing floppy disk controller chips that fail to detect both overruns and underruns. That failure is alleged to result in data loss, data corruption or system failure. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, rescission and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case. That class certification order was appealed by Compaq. In June 2002, the Beaumont Court of Appeals denied Compaq's appeal of the class certification order. On August 5, 2002, Compaq filed a petition for review with the Texas Supreme Court. A class certification hearing in Alvis has been set for November 2002. The Sprung case has been dismissed. In addition, HP and Compaq continue to provide information to the Federal government and state attorneys general in California and Illinois in response to inquiries regarding floppy disk controllers in computers sold to government entities.

        On or about December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in federal court in New York alleging that HP's PA-RISC 8000 family of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Legal Proceedings (Continued)

microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. After reviewing the pertinent materials, HP believes that its products do not infringe the patent. Furthermore, HP believes Cornell's patent is invalid.

        A number of purported shareholder class actions were brought in 1998 against Compaq and certain present and former directors and officers of Compaq, on behalf of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. These actions were consolidated under the title Berger v. Compaq Computer Corporation, et al. in federal district court in Texas. The consolidated amended complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by withholding information and making misleading statements about channel inventory, factoring of receivables and Compaq marketing programs in order to inflate the price of Compaq's common stock and further alleges that a number of individual defendants sold Compaq common stock at those purportedly inflated prices. In July 2000, the case was certified as a class action, but this action was later vacated by the Fifth Circuit Court of Appeals. Compaq has reached a mediated settlement with lead plaintiffs and their attorneys in the amount of approximately $29 million, of which $28 million is covered by insurance. The parties presented this settlement to the District Court for approval in June 2002. The final hearing on the fairness of the settlement is expected later this year.

        Litigation and arbitration proceedings are ongoing in various European jurisdictions as to whether certain products that enable the production of copies by private persons are subject to copyright levies in accordance with local copyright laws. The levies, if imposed, would vary based upon the type and quantity of products sold in particular jurisdictions. Products that are the subject of the claim in Germany include CD-writers, multi-function devices, personal computers and printers; in Belgium, CD media and CD-writers; in Spain, CD media; in Greece, any computer product, photocopiers and photocopying paper; and in Switzerland, CD media, DVD media and MP3 players. Other EU member countries that do not yet have levy schemes in place are expected to implement similar legislation. HP and various industry associations are opposing certain aspects of the levies.

        HP is involved in lawsuits, claims, investigations and proceedings, in addition to those identified above, consisting of patent, commercial and environmental matters, which arise in the ordinary course of business. The likelihood of all such additional cases, in the aggregate, having a material adverse effect on the results of operations or financial position of HP is expected to be remote. However, HP's evaluation of the likely impact of these pending disputes could change in the future.

Note 5: Net Investment Losses

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

(Unaudited)

Note 5: Net Investment Losses (Continued)

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

        Due to the economic downturn, the decline in value of certain investments in emerging technology companies was determined to be other-than-temporary. Accordingly, HP recorded impairment losses of $53 million and $68 million on its investments in both public and privately-held emerging technology companies in the three- and nine-month periods ended July 31, 2002. HP recorded no impairment losses for the three-month period ended July 31, 2001 and $365 million in impairment losses on its investments in both public and privately-held emerging technology companies in the nine-month period ended July 31, 2001. As of July 31, 2002, the carrying value of the portion of HP's remaining investment portfolio related to emerging technology companies was $272 million. Depending on market conditions, HP may incur additional charges on this investment portfolio in the future.

Note 6: Restructuring Charges

        During the third quarter of 2002, in connection with the acquisition of Compaq, HP's management approved and initiated plans to restructure the operations of both the pre-acquisition HP and pre-acquisition Compaq organizations ("restructuring plans") to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, HP recorded approximately $1.6 billion of costs associated primarily with exiting the activities of pre-acquisition HP such as severance, early retirement costs, costs of vacating duplicative facilities (leased or owned), contract termination costs, non-inventory asset impairment charges and other costs associated with exiting activities of pre-acquisition HP. These costs are accounted for under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and have been included as a charge to the results of operations for the three- and nine-month periods ended July 31, 2002. HP recorded approximately $915 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization. These costs are accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Compaq and, accordingly, have been included as an increase to goodwill. A portion of the restructuring liabilities are classified as long-term liabilities in the accompanying balance sheet.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

        The restructuring charges recorded in the third quarter are based on HP's restructuring plans that have been committed to by management. Changes to the estimates of executing the currently approved plans of restructuring the pre-acquisition Compaq organization will be recorded as an increase or decrease to goodwill and any changes to the estimated costs of restructuring the pre-acquisition HP organization will be reflected in HP's results of operations.

Acquisition-Related Restructuring Costs Expensed in Fiscal 2002

        The third quarter charge of $1.6 billion primarily to restructure the pre-acquisition HP organization consisted mainly of severance, early retirement and other employee benefits, non-inventory asset impairment charges, and other related restructuring activities. The severance, early retirement costs and other employee benefits related principally to the planned early retirement or termination of 8,200 employees worldwide across many regions, business functions and job classes. As of July 31, 2002, approximately 2,300 employees had retired or been terminated. Payments of approximately $219 million will be made through post-retirement and pension plans for retiring employees. Non-cash charges of approximately $64 million are primarily related to net pension and post-retirement settlement and curtailment losses. HP expects to pay the remaining balance of the severance accrual within the next fiscal year. Non-inventory asset impairment of $544 million primarily for goodwill and purchased intangibles was due to product roadmap decisions made in conjunction with the Compaq acquisition, which led to the elimination of substantially all of the middleware and storage virtualization offerings whose businesses were acquired in fiscal 2001. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities and the cost of exiting certain contractual obligations.

        As of July 31, 2002, the balance of the accrued restructuring charges recorded in conjunction with the restructuring of the pre-acquisition HP organization in the third quarter of fiscal 2002 consisted of the following:

	Employee Severance and Other Employee Benefits	Other Related Restructuring Activities	Non-inventory Asset Impairment	Total
	(In millions)
Initial restructuring costs	$898	$167	$544	$1,609
To be funded through pension and post-retirement plans	(219)	—	—	(219)
Cash payments	(58)	—	—	(58)
Non-cash charges	(64)	—	(544)	(608)

Balance at July 31, 2002	$557	$167	$—	$724

Acquisition-Related Restructuring Costs Capitalized in Fiscal 2002 as a Cost of Acquisition

        The restructuring plans also included approximately $915 million incurred in connection with restructuring pre-acquisition Compaq that was recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Compaq. This restructuring liability consisted primarily of severance, early retirement costs, other employee benefits, and other related restructuring activities which consisted primarily of costs of vacating duplicate facilities and the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

cost of exiting certain contractual obligations. The severance and other employee benefits related to the planned early retirement and termination of 8,600 employees worldwide across many regions, business functions and job classes, as well as employee relocation costs. As of July 31, 2002, approximately 2,000 employees had retired or been terminated. HP expects to pay the remaining balance of severance and other employee benefits accrual within the next fiscal year.

        As of July 31, 2002, the balance of the accrued restructuring charges capitalized as a cost of acquisition in the third quarter of fiscal 2002 consisted of the following:

	Employee Severance and Other Employee Benefits	Other Related Restructuring Activities	Total
	(In millions)
Initial restructuring costs	$741	$174	$915
Cash payments	(148)	(3)	(151)

Balance at July 31, 2002	$593	$171	$764

Fiscal 2001 plans

        In fiscal 2001, HP's management approved restructuring actions to respond to the global economic downturn and to improve HP's cost structure by streamlining operations and prioritizing resources in strategic areas of HP's business. HP recorded a restructuring charge of $384 million in fiscal 2001, including $102 million in the first nine months of the year, to reflect these actions. The fiscal 2001 charge consisted of severance and other employee benefits related to the planned termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. HP recorded additional restructuring charges of $21 million in the nine-month period ended July 31, 2002 to reflect additional adjustments to the expected severance cost of its fiscal 2001 plans. As of July 31, 2002, substantially all of these employees were terminated and HP had paid out $388 million of the accrued costs. HP expects to pay out the remainder of the accrual during the last quarter of fiscal 2002.

        Additionally, as part of the acquisition of Compaq, HP acquired the remaining obligations of Compaq's existing restructuring plans, which were initially recorded in Compaq's fiscal 2001. The total obligation acquired in connection with these restructuring plans was $247 million at May 3, 2002. As of July 31, 2002, HP had paid out $26 million of the acquired accrued costs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Restructuring Charges (Continued)

        As of July 31, 2002, the balance of the fiscal 2001 accrued restructuring costs recorded consisted of the following:

	Employee Severance and Other Related Benefits	Facility Consolidations and Other	Total
	(In millions)
Balance at October 31, 2001	$146	$12	$158
Restructuring charges	16	5	21
Remaining obligations of Compaq's restructuring plans	117	130	247
Cash payments	(162)	(21)	(183)
Non-cash charges	(3)	—	(3)

Balance at July 31, 2002	$114	$126	$240

Note 7: Inventory

	July 31, 2002	October 31, 2001
	(In millions)
Finished goods	$3,967	$3,705
Purchased parts and fabricated assemblies	1,601	1,499

	$5,568	$5,204

Note 8: Investments

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

Note 9: Borrowings

        In May 2002, in connection with HP's acquisition of Compaq, all of the outstanding debt of Compaq has been consolidated into the financial results of HP. The face value of the Compaq debt consisted of $1.7 billion of commercial paper; $275 million of unsecured 7.45% Notes, which matured on August 1, 2002; $300 million of unsecured 7.65% Notes, which mature on August 1, 2005 (the "2005 Notes"); $300 million of unsecured 6.2% medium-term notes, which mature on May 15, 2003 (the "2003 Notes"); and $65 million of other debt (including debt issued by Digital Equipment Corporation), with interest rates ranging from 7.125% to 8.625%, which matures at various dates from

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Borrowings (Continued)

October 15, 2002 through April 1, 2023. The 2003 Notes and 2005 Notes issued by Compaq have been guaranteed by HP. The entire balance of the Compaq commercial paper was paid off prior to July 31, 2002 and the 7.45% Notes matured as scheduled on August 1, 2002. The debt had an aggregate fair value of $2.7 billion on the acquisition date. In addition, as a result of the acquisition and associated ratings changes, approximately $250 million of long-term debt payable to CCF Charterhouse ("CCF") in February 2005 became subject to a put option whereby the debt became repayable at the option of CCF. As of July 31, 2002, this option had not been exercised.

        Effective March 15, 2002, HP replaced its $1.0 billion committed borrowing facility, which was due to expire in April 2002, with two senior unsecured credit facilities totaling $4.0 billion in borrowing capacity, including a $2.7 billion 364-day facility and a $1.3 billion three-year facility. Interest rates and other terms of borrowing under these lines of credit vary based on HP's external credit ratings. At July 31, 2002, there were no borrowings outstanding under the committed borrowing facilities.

        In February 2002, HP filed a shelf registration statement (the "2002 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2002 Shelf Registration Statement was declared effective in March 2002. In June 2002, HP offered under the 2002 Shelf Registration Statement $1.0 billion of unsecured 5.5% Global Notes, which mature on July 1, 2007 unless previously redeemed. Also, in June 2002, HP offered under the 2002 Shelf Registration Statement $500 million of unsecured 6.5% Global Notes, which mature on July 1, 2012 unless previously redeemed. HP may redeem some or all of either series of Global Notes at any time at redemption prices described in the prospectus supplement dated June 21, 2002. As of July 31, 2002, HP had capacity remaining to issue approximately $1.5 billion of securities under the 2002 Shelf Registration Statement.

        In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes due 2017. Under the repurchase program, HP may repurchase the notes from time to time at varying prices. HP did not repurchase any notes in the three-month period ended July 31, 2002. In the first nine months of fiscal 2002, HP repurchased $257 million in face value of the notes with a book value of $158 million for an aggregate purchase price of $127 million, resulting in an extraordinary gain on the early extinguishment of debt of $20 million (net of related taxes of $11 million). As of July 31, 2002, the notes had a remaining book value of $315 million.

        In February 2000, HP filed a shelf registration statement (the "2000 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2000 Shelf Registration Statement was declared effective in March 2000. In May 2001, HP filed a prospectus supplement to the 2000 Shelf Registration Statement, which allowed HP to offer from time to time Medium-Term Notes, Series A, due nine months or more from the date of issue, in addition to the other types of securities described above. In June 2000, HP offered under the 2000 Shelf Registration Statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005 unless previously redeemed. In December 2001, HP offered under the 2000 Shelf Registration Statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. HP may redeem some or all of the 7.15% Global Notes or the 5.75% Global Notes at any time at the redemption prices described in the prospectus supplements dated June 6, 2000 and December 3, 2001, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Borrowings (Continued)

        HP has the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. In July 2001, 750 million euro (or $733 million based on the exchange rate at July 31, 2002) of 5.25% Medium-Term Notes maturing on July 5, 2006 were issued under this program. As of July 31, 2002, there was capacity remaining to issue approximately $2.3 billion of Medium-Term Notes under the program.

        HP also maintains various other short- and long-term borrowings, commercial paper and international lines of credit from a number of financial institutions and institutional investors with approximately $2.2 billion outstanding at July 31, 2002. HP occasionally repurchases its debt prior to maturity based upon its assessment of current market conditions and financing alternatives.

Note 10: Income Taxes

        Income tax provisions for interim periods are based on estimated effective annual tax rates. HP's effective tax rates differ from the U.S. federal statutory rate of 35% generally due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The tax benefits in the three- and nine-month periods ended July 31, 2002 were primarily due to the operating losses in those periods. These benefits were partially offset in these periods by non-deductible charges for amortization of goodwill, IPR&D and certain other acquisition-related charges. The effective tax rate before extraordinary item was approximately 18.7% and 0% in the third quarter of fiscal 2002 and 2001, respectively, and approximately 12.9% and 9.8% in the first nine months of fiscal 2002 and 2001, respectively.

        HP recorded gross deferred tax assets of $4.5 billion and gross deferred tax liabilities of $2.3 billion upon the acquisition of Compaq. The gross deferred tax assets are composed primarily of net operating loss and tax credit carryforwards, capitalized research and development costs and other temporary differences. The gross deferred tax liabilities are composed primarily of provisions made on foreign earnings which are deemed to be distributed to the U.S. and timing differences related to purchased intangibles. The gross deferred tax assets were reduced by a valuation allowance of $774 million, principally composed of pre-acquisition tax loss carryforwards and credit carryforwards incurred by Compaq that management has determined are more likely than not to expire unused. If it is subsequently determined that a portion of the Compaq deferred tax asset to which the valuation allowance relates should be recognized, the tax benefit of such recognition will be allocated to goodwill or other noncurrent intangible assets acquired in the acquisition. U.S. tax loss carryforwards of $757 million expire in 2006. Foreign tax loss carryforwards totaling $643 million will expire between 2002 and 2009. An additional $725 million of foreign tax loss carryforwards have no expiration period. Tax loss carryforwards available in certain states will expire between 2006 and 2016. Credit carryforwards of $245 million will expire between 2002 and 2016. An additional $95 million of credit carryforwards have no expiration period. U.S. tax laws may limit the annual utilization of certain acquired tax loss and credit carryforwards. These limitations should not materially impact the utilization of the remaining tax loss and credit carryforwards.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Stockholders' Equity

Stock Option Plans

        In connection with the acquisition of Compaq, HP assumed certain of Compaq's existing stock option plans. At July 31, 2002, a total of 50,171,794 shares remained available for future grant under the assumed plans. In July 2002, the Compensation Committee of the Board of Directors amended the assumed plans, in general, to conform their terms to the HP stock option plans. The plans were amended to exclude directors and certain officers from eligibility to receive option grants under the assumed plans and to restrict grants to only non-qualified options.

Repurchases of HP Common Stock

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. At October 31, 2001, HP had authorization for future repurchases of approximately $1.6 billion of common stock under the two programs. In the third quarter of fiscal 2002, HP repurchased 20,021,000 shares at an aggregate price of $342 million. In the first nine months of fiscal 2002, HP repurchased 29,423,000 shares for an aggregate price of $546 million. As of July 31, 2002, HP had remaining authorization for future repurchases under the two programs of approximately $1.1 billion. In fiscal 2001, HP repurchased 7,163,000 shares for an aggregate price of $200 million in the third quarter, and HP repurchased 32,466,600 shares for an aggregate price of $1.0 billion in the first nine months of the year.

Note 12: Comprehensive (Loss) Income

        Comprehensive (loss) income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities, derivative instruments and currency translation adjustments. Comprehensive income, net of taxes, for the three- and nine-month periods ended July 31 was as follows:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(In millions)
Net (loss) earnings	$(2,029)	$123	$(1,293)	$311
Change in net unrealized (losses) on available-for-sale securities	(18)	(2)	(16)	(68)
Change in net unrealized (losses) gains on derivative instruments	(16)	(43)	(64)	15
Change in accumulated currency translation adjustment	(2)	—	(2)	—

Comprehensive income	$(2,065)	$78	$(1,375)	$258

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Comprehensive (Loss) Income (Continued)

        The components of accumulated other comprehensive (loss) income, net of taxes, was as follows:

	July 31, 2002	October 31, 2001
	(In millions)
Net unrealized gains on available-for-sale securities	$3	$19
Net unrealized (losses) gains on derivative instruments	(42)	22
Currency translation adjustments	(2)	—

Accumulated other comprehensive (loss) income	$(41)	$41

Note 13: Supplemental Cash Flow Information

	Nine months ended July 31,
	2002	2001
	(In millions)
Non-cash transactions:
Net (forfeitures) issuances of common stock for employee benefit plans:
Restricted stock and other	$(8)	$(17)
Employer matching contributions for 401(k) and employee stock purchase plans	(2)	39
Issuance of common stock and options assumed related to business acquisitions	24,711	528

Note 14: Segment Information

Description of Segments

        HP is a leading global provider of products, technologies, solutions and services to consumers and businesses. The company's offerings span IT infrastructure, personal computing and access devices, global services and imaging and printing.

        As of July 31, 2002, HP organized its operations into five businesses: the Imaging and Printing Group, the Personal Systems Group, the Enterprise Systems Group, HP Services and HP Financial Services. The segments were determined in accordance with how management views and evaluates HP's businesses. In the third quarter of 2002, HP made the strategic change to move the workstations business from the Enterprise Systems Group segment to the Personal Systems Group segment. In the first quarter of 2002, HP made strategic changes to move the personal computer ("PC") business from the Enterprise Systems Group segment to the Personal Systems Group segment and to move HP Financial Services from the HP Services segment to a separate operating segment. Segment financial data for the nine-month period ended July 31, 2002 and the three- and nine-month periods ended July 31, 2001 has been restated to reflect these organizational changes. The factors that management uses to identify HP's separate businesses include customer base, homogeneity of products, technology

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Segment Information (Continued)

and delivery channels. A description of the types of products and services provided by each reportable segment is as follows:

  •
  Imaging and Printing Group provides printer hardware, digital imaging products, printer supplies, and related professional and consulting services. Printer hardware consists of business and home printing devices, which include color and monochrome printers for shared and personal use, multi-function laser and all-in-one inkjet devices, personal color copiers and faxes, wide- and large-format inkjet printers and digital presses. Digital imaging products include scanners and digital photography products. Supplies offer laser and inkjet printer cartridges and other related printing media. Professional and consulting services are provided to customers to optimize the use of printing and imaging assets.

  •
  Personal Systems Group provides commercial PCs, home PCs, workstations, a range of handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the e-PC, Evo and Vectra desktop series, as well as Evo, Armada and Omnibook notebook PCs. Home PCs include the Pavilion and Presario series of multi-media consumer desktop PCs and notebook PCs. Workstations provide UNIX®, Windows and Linux-based systems. Handheld computing devices include the iPAQ and Jornada handheld products that run on Pocket PC® software. Digital entertainment systems offer the DVD+RW drives as well as digital entertainment center products. Post-Compaq acquisition product roadmap decisions include discontinuance of the Vectra desktop series and Jornada handheld products.

  •
  Enterprise Systems Group provides business critical servers, industry standard servers, storage and software solutions. Business critical servers include RISC-based servers running on the HP-UX operating system and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various UNIX® server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products, which deliver high levels of availability, performance, scale and manageability for business critical solutions. Industry standard servers offer primarily entry-level and mid-range NetServer and ProLiant servers, which run on the Windows, Linux and Novell operating systems. Storage provides entry-level, mid-range and enterprise array offerings, storage area networks, storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage. Software offers OpenView and other management and telecommunications software solutions designed primarily for large-scale systems and networks. These software solutions run on a variety of operating systems including Windows and multiple versions of UNIX®. Post-Compaq acquisition product roadmap decisions include discontinuance of the NetServer line.

  •
  HP Services provides a comprehensive, integrated portfolio of IT Services offerings, including: customer support, consulting and integration, and managed services. Customer support provides a range of services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. Customer support also manages warranty support through its own service organization, as well as through full-service resellers and independent service companies. Consulting and integration provides services to design, build and integrate IT infrastructure. Consulting and integration also provides cross-industry solutions in areas such as

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Segment Information (Continued)

    customer relationship management, supply chain, e-commerce, business portals, messaging and security, as well as industry focused solutions for financial services, telecommunications, manufacturing and government. Managed services offers a range of IT management services, both comprehensive and selective, including transformational infrastructure services, client computing managed services, managed web services, application services, as well as business continuity and recovery services. Services teams with the leading software, networking and services companies to bring complete solutions to our customers.

  •
  HP Financial Services supports and enhances HP's global product and services solutions by providing a broad range of value-added financial services offerings that enable HP's customers worldwide to acquire complete IT solutions, including hardware, software and services. HP Financial Services offerings include lease and loan financing and computing and printing utility offerings, as well as financial asset management services for large global and enterprise customers. HP Financial Services also offers an array of specialized financial services to small and medium-sized businesses and educational and governmental customers. HP Financial Services offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

        Prior to 2002, HP's immaterial operating segments were aggregated to form an "All Other" category as they did not meet the materiality threshold for a reportable segment. This category included primarily the VeriFone business prior to its divestiture in the third quarter of 2001.

        The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of July 31, 2002. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Segment Revenue and Profit

        The accounting policies used to derive reportable segment results are generally the same as those described in Note 1. Intersegment net revenue and earnings from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available from comparable external customers and are primarily related to intercompany sales of products to HP Financial Services for leasing transactions.

        A significant portion of each segment's expenses arise from shared services and infrastructure that HP has historically allocated to the segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. In the first quarter of fiscal 2002, HP revised its allocation methodology for shared services and infrastructure. HP believes these allocation changes resulted in a better reflection of the utilization of services provided to or benefits received by the segments. Segment financial data for the three- and nine-month periods ended July 31, 2001 has been restated to reflect these changes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Segment Information (Continued)

Segment Data

        The results of the reportable segments are derived directly from HP's management reporting system. The results are based on HP's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include primarily acquisition-related charges, restructuring charges, charges for purchased IPR&D, amortization of goodwill and purchased intangibles and the amount by which profit-dependent bonus expenses and certain employee-related benefit program costs differ from a targeted level recorded by the segments.

        The table below presents selected financial information for each reportable segment:

	Imaging and Printing Group	Personal Systems Group	Enterprise Systems Group	HP Services	HP Financial Services	All Other	Total
	(In millions)
For the three months ended July 31, 2002:
Net revenue from external customers	$4,734	$4,731	$3,653	$2,962	$510	$—	$16,590
Intersegment net revenue	—	34	101	13	—	—	148

Total net revenue	$4,734	$4,765	$3,754	$2,975	$510	$—	$16,738

Earnings (loss) from operations	$813	$(198)	$(422)	$275	$(24)	$—	$444

For the three months ended July 31, 2001:
Net revenue from external customers	$4,316	$2,070	$2,002	$1,513	$361	$67	$10,329
Intersegment net revenue	—	9	50	—	—	—	59

Total net revenue	$4,316	$2,079	$2,052	$1,513	$361	$67	$10,388

Earnings (loss) from operations	$343	$(207)	$(34)	$149	$(84)	$(36)	$131

For the nine months ended July 31, 2002:
Net revenue from external customers	$14,726	$9,618	$7,166	$5,990	$1,170	$—	$38,670
Intersegment net revenue	2	64	169	15	—	—	250

Total net revenue	$14,728	$9,682	$7,335	$6,005	$1,170	$—	$38,920

Earnings (loss) from operations	$2,323	$(314)	$(816)	$641	$(39)	$—	$1,795

For the nine months ended July 31, 2001:
Net revenue from external customers	$14,438	$7,914	$6,271	$4,580	$1,089	$243	$34,535
Intersegment net revenue	1	29	187	—	—	—	217

Total net revenue	$14,439	$7,943	$6,458	$4,580	$1,089	$243	$34,752

Earnings (loss) from operations	$1,379	$(301)	$(155)	$478	$(128)	$(77)	$1,196

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Segment Information (Continued)

        The following is a reconciliation of segment information to HP consolidated totals:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(In millions)
Net revenue:
Total segments	$16,738	$10,388	$38,920	$34,752
Elimination of intersegment net revenue and other	(202)	(104)	(381)	(402)

Total HP consolidated	$16,536	$10,284	$38,539	$34,350

Earnings before extraordinary item, cumulative effect of change in accounting principle and taxes:
Total segment earnings from operations	$444	$131	$1,795	$1,196
Acquisition-related inventory write-downs	(137)	—	(137)	—
Corporate and unallocated costs, and eliminations	89	122	135	391
Acquisition-related charges	(378)	—	(556)	(25)
Restructuring charges	(1,612)	—	(1,630)	(102)
In-process research and development charges	(735)	—	(793)	(19)
Amortization of goodwill and purchased intangibles	(147)	(49)	(251)	(124)
Interest and other, net	20	42	(16)	178
Loss on divestiture	—	(131)	—	(131)
Net investment losses	(53)	—	(68)	(365)
Litigation settlement	14	—	14	(400)

Total HP consolidated	$(2,495)	$115	$(1,507)	$599

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Business Combinations

        We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as IPR&D based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

        Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the Compaq brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company's product portfolio; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

        Other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities to restructure the pre-acquisition Compaq organization, including the termination of Compaq employees, are subject to change as management completes its assessment of the pre-merger operations and begins to execute the approved plan.

Valuation of Long-Lived Assets Including Purchased Intangibles

        We review property, plant and equipment and certain identifiable intangible assets for impairment whenever events or circumstances indicate the carrying amount of such an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. This approach uses our estimates of future market growth, forecasted revenues and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including purchased intangibles are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. In addition, deterioration of our business in a geographic region or within a business segment in the future could lead to impairment adjustments as such issues are identified.

Revenue Recognition

        We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protection, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate the number of customers who will actually redeem the incentive based on historical experience.

        We recognize revenue and profit as work progresses on long-term, fixed price contracts using the percentage-of-completion method. When applying the percentage of completion method, we rely on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Allowance for Doubtful Accounts

        We evaluate the collectibility of our trade and financing receivables based on a combination of factors. We regularly analyze our significant customer accounts and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventory

        Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. The business environment we operate in is subject to rapid changes in technology and customer demand. We perform a detailed assessment of inventory each period, which includes a review of, among other factors, demand requirements, product lifecycle and product development plans, component costs trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence, or impairment, when appropriate, to reflect inventory at net realizable value.

Warranty Provision

        We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Income Taxes

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. Earnings remittance amounts are planned based on the projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the U.S. and accordingly provide for the U.S. federal taxes due on these amounts. Material changes in our estimates of cash, working capital and long-term investment requirements could impact our effective tax rate.

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

RESULTS OF OPERATIONS

Overview

Acquisition of Compaq Computer Corporation

        On May 3, 2002, we acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers. As a result, the fluctuations in the operating results of HP in the fiscal 2002 periods as compared to the fiscal 2001 periods are generally due to the acquisition of Compaq. In order to provide additional information relating to our operating results, we have presented first a discussion of our operating results at the consolidated level of HP using the historical results of HP prepared in accordance with generally accepted accounting principles. Second, we have presented a discussion of our operating results as if HP and Compaq had been a combined company at the beginning of the periods presented. This summary is followed by a more detailed discussion of operating results by segment on a combined company basis. The segment discussions are presented only as if HP and Compaq had been a combined company at the beginning of HP's fiscal periods presented. Due to different fiscal period ends for HP and Compaq, Compaq's results for the prior quarters ended September 30, December 31, March 31 and June 30 have been combined with HP results for the fiscal quarters ended October 31, January 31, April 30 and July 31. Product category fluctuations highlighted at the combined company consolidated level are more fully explained in the segment discussion.

Historical Results

        The following discussion compares the historical results of operations on a GAAP basis for the three-and nine-month periods ended July 31, 2002 and 2001. These results include Compaq's results of operations from May 3, 2002 (the acquisition date).

Net Revenue

        Net revenue increased 61% in the third quarter of fiscal 2002 to $16.5 billion from $10.3 billion in the corresponding period of the prior year. U.S. revenue increased 62% in the third quarter of fiscal 2002 to $7.0 billion, while international revenue increased 60% to $9.5 billion compared to the same period a year ago. In the first nine months of fiscal 2002, net revenue increased 12% to $38.5 billion from $34.4 billion in the corresponding period of the prior year. In the first nine months of fiscal 2002, U.S. revenue increased 10% to $15.7 billion, while international revenue increased 14% to $22.8 billion compared to the same period a year ago. The net revenue increase for both the quarter and the year-to-date period is attributable primarily to our acquisition of Compaq at the beginning of May 2002. Net revenue growth in printer supplies also contributed to the increase, reflecting a rise in volume due to continued expansion of the printer hardware installed base. However, these effects were partially offset by a decline in sales volume across many product categories due to the ongoing global economic downturn and a competitive environment. In addition, we experienced a shift in sales mix to lower-priced products, particularly for printer hardware, the PC business, industry standard servers and workstations. The offsetting decline in revenue also reflected transitions due to post-acquisition product roadmap decisions in industry standard servers, commercial PCs, storage and personal appliances.

        Gross margin (defined as total net revenue less cost of products, cost of services and financing interest) and recurring operating expenses as a percentage of net revenue were as follows:

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
Gross margin	24.9%	25.9%	26.5%	26.0%
Research and development	5.9%	6.6%	6.1%	6.0%
Selling, general and administrative	16.6%	16.8%	15.8%	15.4%

Gross Margin

        Gross margin as a percentage of net revenue was 24.9% in the third quarter of 2002 compared to 25.9% in the same period of the prior year, and was 26.5% in the first nine months of fiscal 2002 compared to 26.0% in the corresponding period of the prior year. The decrease in gross margin as a percentage of net revenue for the third quarter was due primarily to a change in product mix, including the impact of Compaq products, as well as inventory write-downs for product roadmap decisions related to the Compaq acquisition. The increase in gross margin as a percentage of net revenue for the first nine months of fiscal 2002 was the result primarily of higher gross margins in the Imaging and Printing segment, which was partially offset by lower gross margins in the Enterprise Systems segment as well as a product mix shift, including the impact of Compaq products beginning in the third quarter of fiscal 2002. In the third quarter and first nine months of fiscal 2002, gross margin was positively impacted by effective cost management overall and by cost reductions resulting from workforce reduction activities that took place in fiscal 2001. Partially offsetting these improvements in gross margin were declines in sales volumes across many product categories due to continued economic weakness, a competitive pricing environment, a mix shift to the low-end in certain product categories and transitions due to post-acquisition product roadmap decisions.

Research and Development

        Research and development expense as a percentage of net revenue was 5.9% in the third quarter of fiscal 2002 compared to 6.6% in the same period last year, and was 6.1% in the first nine months of fiscal 2002 compared to 6.0% in the first nine months of the prior year. Research and development expense in dollars increased by 44% and 13% during the third quarter and first nine months of fiscal 2002, respectively. The inclusion of Compaq since its acquisition in May 2002 accounted for substantially all of the dollar increase in research and development expense in the third quarter and the first nine months of fiscal 2002. The remainder of the dollar increase resulted from our continuing investment in printer hardware, supplies and digital imaging products. The dollar increases were mitigated by our workforce reduction efforts and expense control measures management.

Selling, General and Administrative

        Selling, general and administrative expense as a percentage of net revenue was 16.6% in the third quarter of fiscal 2002 compared to 16.8% in the same period last year, and was 15.8% in the first nine months of fiscal 2002 compared to 15.4% in the corresponding period of fiscal 2001. Selling, general and administrative expense in dollars increased by 58% and 15% in the third quarter and first nine months of fiscal 2002, respectively, compared to the corresponding periods of fiscal 2001. The increases in both periods are attributable substantially to our acquisition of Compaq in May 2002. Without the acquisition, selling, general and administrative expense in dollars in both periods of fiscal 2002 would have decreased, due primarily to our workforce reduction efforts and expense control measures.

Combined Company Results

        The following discussion includes the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of the periods presented. The results for the three-month period ended July 31, 2002 include the results of Compaq from May 3, 2002 (the acquisition date). Due to different historical fiscal period ends for HP and Compaq, the results for the nine-month period ended July 31, 2002 combine the results of HP for the nine-month period ended July 31, 2002 and the historical quarterly results of Compaq for the six-month period ended March 31, 2002 and for the period May 3, 2002 (the acquisition date) to July 31, 2002. The historical combined company results for the three-month period ended July 31, 2001 combine the historical results of HP for the three-month period ended July 31, 2001 and the historical results of Compaq for the three-month period ended June 30, 2001. The historical results for the nine-month period ended July 31, 2001 combine the historical results of HP for the nine-month period ended July 31, 2001 and the historical quarterly results of Compaq for the nine-month period ended June 30, 2001. Adjustments have been made to the combined results of operations primarily to reflect amortization of purchased intangibles as if the acquisition had occurred at the beginning of the periods presented.

        Results of operations for the combined company were as follows:

	Combined Company Results
	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(In millions)
Net revenue	$16,536	$18,575	$54,298	$62,937
Gross margin	$4,117	$4,485	$13,548	$15,492
Research and development	983	1,034	2,923	3,165
Selling, general and administrative	2,738	3,099	8,505	9,722
Acquisition-related charges	378	—	627	25
Restructuring charges	1,612	493	1,630	758
In-process research and development charges	735	—	793	19
Amortization of goodwill and purchased intangible assets	147	180	513	517

Earnings (loss) from operations	$(2,476)	$(321)	$(1,443)	$1,286

Earnings (loss) before extraordinary item and cumulative effect of change in accounting principle	$(2,029)	$(234)	$(1,338)	$(527)

Net Revenue

        On a combined company basis, net revenue declined 11% in the third quarter of fiscal 2002 to $16.5 billion, down from $18.6 billion in the corresponding period of the prior year. U.S. revenue declined 6% in the third quarter of fiscal 2002 to $7.0 billion, while international revenue decreased 14% to $9.5 billion compared to the same period a year ago. Net revenue declined 14% in the first nine months of fiscal 2002 to $54.3 billion from $62.9 billion in the corresponding period of the prior year. In the first nine months of fiscal 2002, U.S. revenue declined 15% to $21.5 billion, while international revenue decreased 13% to $32.8 billion compared to the same period a year ago. Ongoing weakness in the global economy and a competitive environment contributed significantly to the decline in both U.S. and international revenue.

        In the third quarter of fiscal 2002, combined company net revenue declined in each of our business segments, except our Imaging and Printing segment, compared to the corresponding period of the prior year. Net revenue decreased primarily in the Enterprise Systems and Personal Systems segments, which declined 22% and 19%, respectively, while the Imaging and Printing segment increased 10%. For the third quarter ended July 31, 2002, the PC business (both desktop and notebook PCs) and servers (both industry standard servers and business critical servers) each accounted for 5 percentage points, on a weighted basis, and personal appliances, storage and consulting and integration each accounted for 1 percentage point, on a weighted basis, of the overall 11% net revenue decrease. These decreases were partially offset by a 2 percentage point increase, on a weighted basis, in printer supplies.

        In the first nine months of fiscal 2002, combined company net revenue also decreased in each of our business segments, except in Imaging and Printing, compared to the first nine months of fiscal 2001. The most significant decreases were in Enterprise Systems and Personal Systems, which declined 24% and 21%, respectively, while Imaging and Printing increased 2%. For the nine-month period ended July 31, 2002, PCs and servers accounted for 6 percentage points and 5 percentage points, respectively, on a weighted basis, and printer hardware, personal appliances, storage and consulting and integration each accounted for 1 percentage point, on a weighted basis, of the overall 14% net revenue decline. These decreases were partially offset by a 1 percentage point increase, on a weighted basis, in printer supplies.

        Overall, combined company net revenue for the third quarter and first nine months of fiscal 2002 was negatively impacted by a decline in sales volume across many product categories due to the ongoing global economic downturn and a competitive environment. In addition, a shift in sales mix to lower-priced products, particularly for printer hardware, the PC business, industry standard servers and workstations, also contributed to the decrease in revenue. The decline in revenue also reflected transitions due to post-acquisition product roadmap decisions in industry standard servers, commercial PCs, storage and personal appliances. These declines were mitigated in part by net revenue growth in supplies reflecting a rise in volume due to continued expansion of the printer hardware installed base.

Gross Margin

        Combined company gross margin as a percentage of combined company net revenue was 24.9% in the third quarter of 2002 compared to 24.1% in the same period of the prior year, and was 25.0% in the first nine months of fiscal 2002 compared to 24.6% in the corresponding period of the prior year. The increases in the gross margin for the third quarter and first nine months of fiscal 2002 were the result primarily of improved gross margin in the Imaging and Printing segment, which was partially offset by inventory adjustments in the third quarter of fiscal 2002 of $137 million related primarily to product roadmap decisions resulting from the Compaq acquisition and a gross margin decrease in the Enterprise Systems segment.

        Of the 0.8 percentage point increase in the combined company gross margin for the third quarter of fiscal 2002, on a weighted basis printer supplies accounted for 2 percentage points of the increase while printer hardware (both home and business) and PCs each accounted for 1 percentage point of the increase. These improvements were partially offset by a 1.5 percentage point decrease, on a weighted basis, in the gross margin from servers as well as small decreases in storage, consulting and integration, software, workstations and managed services and a 1 percentage point decrease, on a weighted basis, resulting from the inventory write-downs discussed above. The gross margin increase in the third quarter of fiscal 2002 was attributable to a mix shift toward printer supplies, which have gross margins that are higher than the company average. Additionally, gross margin improved as a result of manufacturing efficiencies and lower component costs related to favorable currency impacts for both printer supplies and hardware, as well as lower inventory writedowns. Gross margin improvement in PCs resulted from strong demand for higher-margin retail notebook PCs. The deterioration in server gross margin reflected obsolescence and unabsorbed fixed costs for industry standard servers due to product roadmap decisions. Additionally, the entire server category was impacted unfavorably by competitive pricing and a mix shift to the low-end. The gross margin declines in the remaining categories were due mainly to declines in sales volumes due to continued economic weakness, a competitive pricing environment, a mix shift to the low-end and transitions due to post-acquisition product roadmap decisions.

        Of the 0.4 percentage point increase in the combined company gross margin for the first nine months of fiscal 2002, on a weighted basis printer supplies and hardware collectively accounted for 1.5 percentage points of the increase. These improvements were partially offset by a 1 percentage point decrease in the gross margin for servers and small decreases in storage, consulting and integration, software and workstations, as well as the inventory writedowns related to the Compaq acquisition. In the first nine months of fiscal 2002, gross margin was positively impacted by effective cost management overall and restructuring activities that took place in fiscal 2001. In addition, the gross margin increase was due to substantially the same factors that impacted the gross margin for the third quarter of fiscal 2002, as previously discussed.

Operating Expenses

Research and Development

        Combined company research and development expense as a percentage of combined company net revenue was 5.9% in the third quarter of fiscal 2002 compared to 5.6% in the same period last year, and was 5.4% in the first nine months of fiscal 2002 compared to 5.0% in the first nine months of the prior year. Research and development expense in dollars decreased by 5% and 8% during the third quarter and first nine months of fiscal 2002, respectively. Research and development expense in dollars decreased in each of our business segments, except for the Imaging and Printing business segment, which increased by 13% and 6% in the third quarter and first nine months, respectively of fiscal 2002. This increase in research and development spending was a result of continued investment in printer hardware, supplies and digital imaging products. The most significant decrease was in the Enterprise Systems segment, which decreased by 7% and 10% in the third quarter and first nine months, respectively, of fiscal 2002. Overall, the dollar decrease in research and development was the result primarily of our workforce reduction efforts and expense control measures.

Selling, General and Administrative

        Combined company selling, general and administrative expense as a percentage of combined company net revenue was 16.6% in the third quarter of fiscal 2002 compared to 16.7% in the same period last year, and was 15.7% in the first nine months of fiscal 2002 compared to 15.4% in the corresponding period of fiscal 2001. Selling, general and administrative expense in dollars decreased by 12% and 13% in the third quarter and first nine months, respectively, of fiscal 2002 compared to the corresponding periods of fiscal 2001. Overall, the decrease in selling, general and administrative expense in dollars in both periods of fiscal 2002 was attributable mainly to our workforce reduction efforts and expense control measures.

Acquisition-Related Charges

        In connection with the Compaq acquisition, the combined company incurred $378 million and $627 million of acquisition-related charges in the third quarter and first nine months, respectively, of fiscal 2002. These expenses consisted primarily of costs incurred for employee retention bonuses, advertising, proxy solicitation costs, consulting services and legal, accounting, and financial advisory fees.

Restructuring Charges

        In connection with the acquisition of Compaq, HP's management approved and initiated plans to restructure the operations of pre-acquisition HP to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently we recorded approximately $1.6 billion of costs associated with these restructuring plans. These costs are accounted for under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and have been included as a charge to the results of operations for the three-and nine-month periods ended July 31, 2002. Management also approved plans to restructure the operations of pre-acquisition Compaq. In connection with these plans, we recorded approximately $915 million of restructuring costs for items similar to those described above for HP. These costs are accounted for under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Compaq and, accordingly, have been included as an increase to goodwill. Of the total expected $3 billion of annual cost synergies associated with the Compaq acquisition, anticipated to be fully realized in fiscal year 2004, approximately $2 billion are the result of these restructuring plans.

        The third quarter charge of $1.6 billion primarily to restructure the pre-acquisition HP organization consisted mainly of severance, early retirement and other employee benefits, non-inventory asset impairment charges, and other related restructuring activities. The severance, early retirement costs, and other employee benefits related principally to the planned early retirement or termination of 8,200 employees worldwide across many regions, business functions and job classes. As of July 31, 2002, approximately 2,300 employees had retired or been terminated. Payments of approximately $219 million will be made through post-retirement and pension plans for retiring employees. Non-cash charges of approximately $64 million are primarily related to net pension and post-retirement settlement and curtailment losses. We expect to pay the remaining balance of the severance accrual within the next fiscal year. Non-inventory asset impairment of $544 million primarily for goodwill and purchased intangibles was due to product roadmap decisions made in conjunction with the Compaq acquisition, which led to the elimination of substantially all of the middleware and storage virtualization offerings whose businesses were acquired in fiscal 2001. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities and the cost of exiting certain contractual obligations.

        In fiscal 2001, we approved restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business. We recorded a restructuring charge of $384 million in fiscal 2001, including $102 million in the first nine months of the year, to reflect these actions. The fiscal 2001 charge consisted of severance and other employee benefits related to the planned termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. We recorded additional restructuring charges of $21 million in the nine-month period ended July 31, 2002 to reflect additional adjustments to the expected severance cost of our fiscal 2001 restructuring plans. As of July 31, 2002, substantially all of these employees were terminated and we had paid out $388 million of the accrued costs. We expect to pay out the remainder of the accrual during the last quarter of fiscal 2002.

        In addition, in fiscal 2001, Compaq's management approved restructuring plans to realign its organization and reduce operating costs during fiscal 2001. Compaq implemented significant changes in its business model and supply chain operations. These actions were designed to simplify product offerings, derive greater internal operating efficiencies, lower order cycle time, reduce channel inventory and improve account and order management. In addition, Compaq consolidated certain functions within its global business units and reduced administrative functions. Accordingly, Compaq planned to terminate approximately 8,500 employees worldwide in connection with the plans. Restructuring charges of $493 million and $656 million were expensed in the third quarter and first nine months, respectively, of fiscal 2001. During the fourth quarter of calendar 2001, Compaq reversed excess reserves of $68 million for employee separation costs accrued in conjunction with the fiscal 2001 plans and expensed an additional charge of approximately the same amount for additional reductions of 1,400 employee positions as approved by management to help it better meet its objectives of realigning its organization and reducing operating costs. Employee separation benefits under each plan were similar and included severance, medical and other benefits. Employee separations under the 2001 plans were substantially completed by March 31, 2002.

In-Process Research and Development Charges

        In the third quarter of fiscal 2002, we recorded IPR&D charges of $735 million in connection with the acquisition of Compaq. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

        We also recorded IPR&D charges of $58 million in the second quarter of fiscal 2002 related to our acquisition of Indigo and charges totaling $19 million in the first nine months of fiscal 2001 related to our fiscal 2001 acquisitions.

Amortization of Goodwill and Purchased Intangible Assets

        Goodwill related to acquisitions that occurred prior to July 1, 2001 and purchased intangible assets are amortized over their estimated useful lives, primarily two to ten years. On a combined company basis, amortization expense for the three-month period ended July 31, 2002 and 2001 was $147 million and $180 million, respectively. Amortization expense for the nine-month period ended July 31, 2002 and 2001 was $513 million and $517 million, respectively. Goodwill related to acquisitions that occurred after June 30, 2001 is not amortized.

Interest and Other, Net

        On a combined company basis, interest and other, net, decreased $53 million and $356 million to $20 million and $(48) million in the third quarter and first nine months of fiscal 2002, respectively, compared to the corresponding periods of the prior year. The decline in interest and other, net, in both periods was attributable primarily to losses on unhedged foreign currency exposure on balance sheet remeasurement. In addition, the decline in the nine-month period also resulted, to a lesser extent, from decreased interest income due to lower interest rates on cash and investments.

Loss on Divestiture

        In the third quarter of fiscal 2001, we recorded a loss of $131 million on the divestiture of the Verifone business.

Net Investment Losses

        On a combined company basis, net investment losses in the third quarter and the first nine months of fiscal 2002 were $53 million and $62 million, respectively, compared to a gain of $4 million in the third quarter of fiscal 2001 and a loss of $2.0 billion in the first nine months of fiscal 2001. The $2.0 billion loss in the first nine months of 2001 relates primarily to impairment charges of $1.8 billion associated with Compaq's investment in CMGI.

        Our investment portfolio includes equity and debt investments in public and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. As of July 31, 2002, the carrying value of the portion of our remaining investment portfolio related to emerging technology companies was $272 million. Depending on market conditions, we may incur additional charges on our investment portfolio in the future.

Litigation Settlement

        In July 2001, we signed a definitive agreement with Comdisco, Inc. ("Comdisco") to acquire substantially all of Comdisco's business continuity services. The agreement was subject to the bankruptcy court sales process and related approvals. In November 2001, the bankruptcy court announced that we were not selected as the winning bidder to acquire Comdisco's business continuity services. In the third quarter of fiscal 2002, we received $14 million in a settlement related to the termination of the definitive agreement.

        On June 4, 2001, HP and Pitney Bowes announced that they had entered into agreements that resolved all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. For further discussion regarding the litigation, see Note 4 to the Consolidated Condensed Financial Statements. Although the settlement was not reached until June 4, 2001, accounting principles generally accepted in the United States require that the $400 million settlement charge be reflected in HP's accompanying consolidated financial statements for the second quarter of fiscal 2001 as HP's related Quarterly Report on Form 10-Q had not yet been filed.

Provision for Taxes

        On a combined company basis, HP's tax benefit was $466 million and $201 million for the third quarter and first nine months, respectively, of fiscal 2002 resulting in a combined company effective tax rate before extraordinary item of 18.7% and 13.1%, respectively. This compares to a tax benefit of $141 million and $408 million for the third quarter and first nine months, respectively, of fiscal 2001 resulting in a combined company effective tax rate before extraordinary item of 37.6% and 43.6% for third quarter and first nine months, respectively. Excluding the impact of the litigation settlement from the fiscal 2001 periods and excluding the non-deductible charges for amortization of goodwill and purchased intangibles and certain other acquisition-related charges from all periods, our effective tax rate was approximately 24% for the third quarter and first nine months of fiscal 2002 and approximately 25% for the third quarter and first nine months of fiscal 2001.

        Our effective tax rates differ from the federal statutory rate of 35% generally due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. These benefits were partially offset in these periods by non-deductible charges for amortization of goodwill, IPR&D and certain other acquisition-related charges.

Extraordinary Item

        In December 2000, the Board of Directors authorized a repurchase program for our zero-coupon subordinated convertible notes due 2017. Under the repurchase program, we may repurchase the notes from time to time at varying prices. We did not repurchase any notes in the three-month period ended July 31, 2002. In the first nine months of fiscal 2002, we repurchased $257 million in face value of the notes with a book value of $158 million for an aggregate purchase price of $127 million, resulting in an extraordinary gain on the early extinguishment of debt of $20 million (net of related taxes of $11 million).

Cumulative Effect of Change in Accounting Principle

        HP adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1, 2000. Accordingly, we restated our consolidated results of operations for the first three quarters of fiscal 2001, including a cumulative effect of change in accounting principle of $272 million, which was recorded as a reduction of net income as of the beginning of the first quarter of fiscal 2001.

        Effective January 1, 2001, Compaq adopted Emerging Issues Task Force Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," ("EITF 01-9"), which was issued by the EITF in November 2001. Compaq's adoption of EITF 01-9 resulted in a change in method of accounting for certain sales incentive offerings. Historically, Compaq recognized certain incentives at the time an obligation was incurred, which generally occurred upon completion of qualifying sales transactions by Compaq's direct or indirect customers. EITF 01-9 requires such discounts to be recognized at the later of the date the sales incentive is offered or the date at which the related revenue is recognized. The effects of adopting EITF 01-9 have been included in the combined company results beginning January 1, 2001.

Segment Information

        As discussed above, the following discussion includes the results of each of HP's segments as if the acquisition of Compaq had occurred at the beginning of the periods presented. The segment results for the three-month period ended July 31, 2002 include the segment results of Compaq from May 3, 2002 (the acquisition date). Due to different historical fiscal period ends for HP and Compaq, the segment results for the nine-month period ended July 31, 2002 combine the results of HP for the nine-month period ended July 31, 2002 and the historical quarterly results of Compaq for the six-month period ended March 31, 2002 and for the period May 3, 2002 (the acquisition date) to July 31, 2002. The combined company historical segment results for the three-month period ended July 31, 2001 combine the historical results of HP for the three-month period ended July 31, 2001 and the historical results of Compaq for the three-month period ended June 30, 2001. The combined company historical segment results for the nine-month period ended July 31, 2001 combine the historical results of HP for the nine-month period ended July 31, 2001 and the historical quarterly results of Compaq for the nine-month period ended June 30, 2001.

        A description of the products and services, as well as quarter and year-to-date financial data, for each segment can be found above in Note 14 to the Consolidated Condensed Financial Statements. Segment financial data for the nine-month period ended July 31, 2002 and the three- and nine-month periods ended July 31, 2001 has been restated to reflect changes in HP's organizational structure and allocation methodology that occurred in the first and third quarters of fiscal 2002. These changes are more fully described above in Note 14 to the Consolidated Condensed Financial Statements. The reportable segments disclosed in this Form 10-Q are based on HP's management organizational structure as of July 31, 2002. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Imaging and Printing Group

	Combined Company Results
	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(In millions)
Net revenue	$4,734	$4,316	$14,730	$14,483
Earnings from operations	$813	$343	$2,322	$1,386
Earnings from operations as a percentage of net revenue	17.2%	7.9%	15.8%	9.6%

        Imaging and Printing's combined company net revenue grew 10% in the third quarter and 2% in the first nine months of fiscal 2002 compared to the same periods in fiscal 2001. Of the overall 10% revenue increase in the third quarter, printer supplies represented 9 percentage points of the increase on a weighted basis. In addition, slight growth in home printer hardware on a weighted basis was almost entirely offset by a decline in business printer hardware. Of the overall 2% revenue increase in the first nine months of fiscal 2002, printer supplies represented 6 percentage points of the increase on a weighted basis, partially offset by 4 percentage points of decline in home and business printer hardware. Despite continued market weakness, the segment had solid revenue growth in Europe and North America for the first nine months and in all regions with the exception of Latin America for the third quarter.

        Growth in printer supplies revenue in both the third quarter and first nine months of fiscal 2002 reflected higher volumes as a result of continued expansion of the printer hardware installed base. The net revenue increase in home printer hardware in the third quarter of fiscal 2002 was attributable to higher sales of all-in-one devices, which have higher average selling prices than single-function devices.

The decrease in home printer hardware revenue in the first nine months of fiscal 2002 was driven by a continued shift in demand to lower-priced products within the single-function space, partially offset by increased sales of all-in-one products. The net revenue decline in business printer hardware in both the third quarter and the first nine months of fiscal 2002 was due mainly to overall market weakness and the continued shift in demand to lower-priced products, offset in part by a ramp-up of newly-introduced products.

        Combined company earnings from operations as a percentage of net revenue was 17.2% for the third quarter of fiscal 2002 compared to 7.9% in the same period in fiscal 2001. For the first nine months of the year, the segment's earnings from operations ratio increased to 15.8% from 9.6% for the same period in fiscal 2001. Both the 9.3 percentage point increase in the third quarter and the 6.2 percentage point increase in the year-to-date period of fiscal 2002 reflected an improvement in gross margin. The increase in gross margin for both periods was attributable mainly to supplies, which typically have gross margins that exceed the segment average, becoming a greater percentage of total segment revenue. Additionally, the gross margin improvement for the segment reflected manufacturing efficiencies and lower component costs related to favorable currency impacts for both the supplies and hardware businesses as well as lower inventory writedowns relative to fiscal 2001. Gross margin in the first nine months improved over the prior year period due to higher costs reflected in the second quarter of fiscal 2001 associated with capacity writedowns.

Personal Systems Group

	Combined Company Results
	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(In millions)
Net revenue	$4,765	$5,852	$16,911	$21,422
Earnings (Loss) from operations	$(198)	$(372)	$(445)	$(600)
Earnings (Loss) from operations as a percentage of net revenue	(4.2)%	(6.4)%	(2.6)%	(2.8)%

        Personal Systems' combined company net revenue declined 19% in the third quarter and 21% in the first nine months of fiscal 2002 compared to the same periods in fiscal 2001. Of the overall 19% revenue decrease in the third quarter, commercial desktop PCs, consumer desktop PCs and personal appliances accounted for 7, 6 and 3 percentage points, respectively, of the decline on a weighted basis, while commercial notebook PCs and workstations accounted for 2 and 1 percentage points, respectively, of the decrease. Of the overall 21% revenue decline in the first nine months of fiscal 2002, commercial desktop PCs, consumer desktop PCs and commercial notebook PCs accounted for 8, 7 and 4 percentage points, respectively, of the decrease on a weighted basis, while personal appliances and workstations accounted for 2 and 1 percentage points, respectively, of the decrease. The net revenue decline in the first nine months was slightly offset by revenue growth in retail notebook PCs of 1 percentage point on a weighted basis. In both the third quarter and first nine months of fiscal 2002, net revenue was impacted unfavorably by continued softened demand reflecting the ongoing economic downturn.

        The combined company revenue decline within the PC business for the third quarter and first nine months of fiscal 2002 reflected decreases in commercial and consumer desktop PCs and commercial notebook PCs. The revenue decline in the year-to-date period was moderated by growth in sales of retail notebook PCs. In both periods, net revenue in the PC business was impacted negatively by declining average selling prices resulting from a continued competitive pricing environment. The revenue decline in commercial desktop PCs in the third quarter was due to a decrease in unit sales and, to a lesser extent, a decline in average selling prices, while the decline in the first nine months was attributable to a decline in average selling prices and, to a lesser extent, a decrease in unit sales. The decline in unit sales in both periods was due to a continued shift toward mobile computing, as well as the execution of post-acquisition product roadmap decisions including the discontinuance of the HP Vectra line. The Vectra wind-down also unfavorably impacted average selling prices in both periods as incentives were offered to move inventory. The decline in consumer desktop PC revenue in both periods was driven by a decline in unit sales reflecting weakened economic conditions across all regions. Consumer desktop PC revenue in the first nine months was also impacted negatively by a decline in average selling prices. The revenue decline in commercial notebook PCs in both periods was attributable primarily to a decline in average selling prices. The commercial notebook PC revenue decline in the third quarter also was due to a decrease in unit sales driven by the overall decline in corporate IT spending. Retail notebook PC revenue growth in the first nine months of fiscal 2002 reflected an increase in unit sales, resulting from the previously mentioned shift toward mobile computing, moderated by decreasing average selling prices. Personal appliance revenue declined in both periods due to our exit from the CD-writer business and transition into the DVD+RW market, as well as our product roadmap decision to cancel the Jornada handheld product line. The workstations revenue decline in both periods was driven by a decrease in average selling prices, reflecting a mix shift from UNIX® workstations to lower-priced Windows NT® workstations, partially offset by an increase in volumes in NT® workstations. The unfavorable effects of a transition into a new product line moderated the volume increase in NT® workstations.

        The combined company loss from operations as a percentage of net revenue was 4.2% for the third quarter of fiscal 2002 compared to 6.4% for the same period of fiscal 2001. For the first nine months of fiscal 2002, the loss from operations as a percentage of net revenue improved to 2.6% from 2.8% for the same period in fiscal 2001. An improvement in gross margin represented 1.6 percentage points of the 2.2 percentage point increase in the earnings from operations ratio in the third quarter, while the remaining 0.6 points were the result of a decrease in operating expenses as a percent of revenue. In the first nine months of fiscal 2002, a decrease in operating expenses as a percentage of net revenue represented 0.3 percentage points of the 0.2 percentage point increase in the earnings from operations ratio, partially offset by a decrease in gross margin of 0.1 percentage points.

        The combined company improvement in gross margin in the third quarter was driven by gross margin improvement in consumer PCs, partially offset by gross margin deterioration in commercial PCs. The gross margin decline in the first nine months was driven by a gross margin decline in commercial PCs, moderated by a gross margin improvement in consumer PCs. The gross margin improvement in consumer PCs in both periods resulted primarily from strong demand for retail notebook PCs, which typically have higher margins than desktops. The gross margin decline in commercial PCs in both periods reflected declining average selling prices due to competitive pricing pressures, particularly on end of life product transitions. The decrease in the operating expense ratio in both periods was attributable to controlled expense management and cost savings achieved by the workforce reductions initiated in fiscal 2001.

Enterprise Systems Group

	Combined Company Results
	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(In millions)
Net revenue	$3,754	$4,790	$12,384	$16,206
Earnings (loss) from operations	$(422)	$17	$(760)	$578
Earnings (loss) from operations as a percentage of net revenue	(11.2)%	0.4%	(6.1)%	3.6%

        Enterprise Systems' combined company net revenue declined 22% in the third quarter and 24% in the first nine months of fiscal 2002 compared to the same periods in fiscal 2001. Of the overall 22% revenue decrease in the third quarter, business critical servers, industry standard servers and storage accounted for 10, 8 and 3 percentage points, respectively, of the decline on a weighted basis, while software accounted for the remaining 1 percentage point of the decrease. Of the overall 24% revenue decline in the first nine months, industry standard servers, business critical servers and storage accounted for 12, 7 and 4 percentage points, respectively, of the decrease on a weighted basis, while software accounted for the remaining 1 percentage point of the decline. Overall segment net revenue in both periods was impacted unfavorably by weak demand in the enterprise market due to the continuing effects of the economic downturn and competitive pricing pressures.

        The combined company revenue decline in business critical servers in the third quarter and first nine months of fiscal 2002 was attributable to declines in all of the server categories, including AlphaServers, NonStop servers and UNIX® servers. The revenue decline across the business critical server products in both periods reflected the ongoing decline in enterprise capital spending, competitive pricing pressures and a weak telecommunications industry. The decrease in industry standard server revenue in both periods resulted from a decrease in average selling prices and, to a lesser extent, a decline in volumes. The decrease in average selling prices was due to continued competitive pricing pressures and a continued mix shift to the low-end, as well as pricing incentives offered to accelerate installed base conversions to the Proliant line due to post-acquisition product roadmap decisions. Weakened economic conditions contributed to the decline in volumes. The decline was centered on the retiring NetServer line, with Proliant volumes remaining strong. Storage revenue declined in both the third quarter and first nine months reflecting continued weakness in IT spending, competitive pricing pressures and product roadmap modifications. The decline in storage revenue in both periods was moderated by the strong performance of network attached storage products. Software revenue in both periods was impacted unfavorably by weakness in the telecommunications markets, as well as our decision to exit the middleware business in the third quarter of 2002.

        The combined company (loss) earnings from operations as a percentage of net revenue was (11.2)% for the third quarter of fiscal 2002 compared to 0.4% for the same period of fiscal 2001. For the first nine months of fiscal 2002, (loss) earnings from operations as a percentage of net revenue decreased to (6.1)% from 3.6% for the same period in fiscal 2001. An increase in operating expenses as a percentage of net revenue represented 6.3 percentage points of the 11.6 percentage point decrease in the earnings from operations ratio in the third quarter, while the remaining 5.3 percentage points were due to a decline in gross margin. In the first nine months of fiscal 2002, an increase in operating expenses as a percentage of net revenue represented 5.6 percentage points of the 9.7 percentage point decrease in the earnings from operations ratio, while the remaining 4.1 percentage points resulted from a decline in gross margin.

        Although operating expense dollars decreased in both periods, operating expenses as a percentage of net revenue for the segment increased as the decrease in revenue exceeded the rate of operating expense declines. The increases in the operating expense ratios were moderated by expense control measures and cost savings achieved by the workforce reductions initiated in fiscal 2001. The gross margin declines in the third quarter and first nine months of fiscal 2002 were driven by gross margin declines in industry standard servers, storage and business critical servers. The gross margin decline in industry standard servers in both periods resulted primarily from obsolescence and unabsorbed fixed costs associated with the wind-down of the NetServer line, competitive pricing and a mix shift toward the low-end. These declines were partially offset by a relative increase in direct fulfilled business, which has lower delivery costs. The gross margin decline in storage and business critical servers in both periods reflected low volumes, a mix shift toward lower-margin products and competitive pricing.

HP Services

	Combined Company Results
	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(In millions)
Net revenue	$2,975	$3,199	$9,321	$9,661
Earnings from operations	$275	$384	$1,062	$1,165
Earnings from operations as a percentage of net revenue	9.2%	12.0%	11.4%	12.1%

        HP Services' combined company net revenue declined 7% in the third quarter and 4% in the first nine months of fiscal 2002 compared to the same periods in fiscal 2001. Of the overall 7% net revenue decrease in the third quarter, the consulting and integration business, which includes complementary third-party products delivered with sales of HP solutions, accounted for 7 percentage points of the decline on a weighted basis, while customer support contributed 1 percentage point. The net revenue decrease in the third quarter was moderated by revenue growth in managed services of 1 percentage point on a weighted basis. Of the overall 4% net revenue decline in the first nine months, consulting and integration accounted for 5 percentage points of the decline on a weighted basis, partially offset by revenue growth of 1 percentage point on a weighted basis for managed services and customer support collectively. Overall, our consulting and integration and customer support businesses were impacted unfavorably by the global economic downturn that continued into fiscal 2002; however, our managed services business benefited from the slowdown as customers strived to reduce costs by outsourcing their IT infrastructure.

        The net revenue decline in the consulting and integration business in the third quarter and first nine months of fiscal 2002 was driven by a decline in core consulting and integration services and a decrease in sales of complementary third-party products. The decline in consulting and integration revenue reflected weak demand and a slowdown in IT spending, particularly in the telecommunications industry, while the decrease in complementary third-party products resulted from the refocusing of this business on customer critical solutions. Customer support revenue in the third quarter of fiscal 2002 was impacted unfavorably by revenue weakness in the underlying HP product categories to which support services are attached. Additionally, due to the economic downturn, customers continue to re-evaluate service levels of new contracts and renewals. Customer support revenue growth in the first nine months of fiscal 2002 was attributable to solid demand for storage services, mission-critical services, network services and Windows-environment services. Growth in support revenue was moderated by UNIX® server support, reflecting a decrease in UNIX® server revenue as a result of weak enterprise capital spending. The growth in managed services in both the quarter and year-to-date periods resulted from the ongoing mix shift toward larger comprehensive deals where customers outsource substantial portions of their IT infrastructure to HP.

        Combined company earnings from operations as a percentage of net revenue was 9.2% for the third quarter of fiscal 2002 compared to 12.0% for the same period in fiscal 2001. For the first nine months of fiscal 2002, earnings from operations as a percentage of net revenue decreased to 11.4% from 12.1% for the same period in fiscal 2001. The decline in operating profit ratios for both periods was attributable primarily to engagement write-offs reflecting customer acceptance issues and deteriorating economic conditions as well as operating profit ratio decreases in the consulting and integration business and managed services. Operating profit in the third quarter was also impacted negatively by an operating profit decrease in customer support. The operating profit ratio decline in both periods in the consulting and integration business resulted from weakened demand coupled with a decline in consultant utilization. The operating profit ratio decrease in managed services in both periods reflected lengthened selling cycles and higher start-up costs due to a shift toward comprehensive outsourcing contracts, many of which are early in their lifecycle. In the third quarter, customer support operating profit was impacted unfavorably by the fixed elements of the cost structure along with a lower revenue base, as well as a mix shift toward lower-margin, labor-intensive support services. The operating profit ratios for both periods also were impacted negatively by an increase in corporate and shared services cost allocations to all business units in HP Services that resulted from an update of allocation percentages. A revenue mix shift away from the consulting and integration business, which typically has operating profit ratios that are lower than the segment average, partially offset the overall segment operating profit ratio declines in both periods.

HP Financial Services

	Combined Company Results
	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
	(In millions)
Net revenue	$510	$536	$1,551	$1,586
Earnings (loss) from operations	$(24)	$(84)	$(32)	$(114)
Earnings (loss) from operations as a percentage of net revenue	(4.7)%	(15.7)%	(2.1)%	(7.2)%

        HP Financial Services' combined company net revenue includes interest on financing receivables, rental payments on operating leases and sales of off-lease equipment. Financial Services' net revenue declined 5% in the third quarter and 2% in the first nine months of fiscal 2002 compared to the same periods in fiscal 2001. The decline in revenue in each period was driven by a decrease in lease originations over the first nine months of fiscal 2002, due mainly to the decline in IT spending as a result of the ongoing global economic downturn and the related decrease in earning assets, as well as tightened credit controls in response to this downturn. The revenue decline in both periods was partially offset by an increase in revenue from off-lease equipment sales.

        Combined company loss from operations as a percentage of net revenue was 4.7% for the third quarter of fiscal 2002 compared to 15.7% for the same period in fiscal 2001. For the first nine months of fiscal 2002, loss from operations as a percentage of net revenue improved to 2.1% from 7.2% for the same period in fiscal 2001. The 11.0 percentage point increase in the earnings from operations ratio in the third quarter of fiscal 2002 consisted of an 8.9 percentage point decrease in operating expenses as a percentage of net revenue and an increase in gross margin of 2.1 percentage points. For the first nine months of fiscal 2002, a decrease in operating expenses as a percentage of revenue accounted for 4.2 percentage points of the 5.1 percentage point improvement in the earnings from operations ratio, while an increase in gross margin contributed the remaining 0.9 percentage points. Although bad debt write-offs and additions to the allowance were recorded in response to the ongoing economic downturn in each of fiscal 2002 and fiscal 2001, these incremental charges were significantly lower in fiscal 2002, resulting in the decrease in operating expenses as a percentage of revenue for both the third quarter and first nine months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Unless otherwise indicated, the information discussed below is presented on a standalone basis for HP, which includes the results of Compaq for the period following the May 3, 2002 closing date of the acquisition. However, where indicated below, certain information has been presented on a combined company basis, and includes the historical results of Compaq as if combined with the historical results of HP at the beginning of HP's fiscal periods. Due to different fiscal periods, Compaq's results for prior quarters ended September 30, December 31, March 31 and June 30 have been combined with HP results for the fiscal quarters ended October 31, January 31, April 30 and July 31.

        At July 31, 2002, we held cash, cash equivalents and short-term investments of $11.2 billion compared to $4.3 billion at October 31, 2001. During the first nine months of fiscal 2002, cash flows from operating activities and long-term borrowings were used mainly to fund purchases of property, plant and equipment, payments of dividends, repayment of our outstanding borrowings and repurchases of our common stock.

        Cash flows from operating activities were $3.9 billion during the first nine months of fiscal 2002 compared to $856 million for the corresponding period of fiscal 2001. The increase in cash flows from operating activities in the first nine months of fiscal 2002 resulted primarily from decreases in inventory, timing of payments on accounts payable, improved collections of our accounts and financing receivables, offset partially by acquisition-related expenditures.

        Cash flows from investing activities were $3.5 billion during the first nine months of fiscal 2002 compared to cash flows used in investing activities of $834 million for the corresponding period of fiscal 2001. The increase in cash flows from investing activities was primarily related to the $3.6 billion acquired in the Compaq transaction. In addition, we recorded $879 million upon the dissolution of our equity method investment in LMC when it became a wholly-owned subsidiary on November 1, 2001. Capital expenditures net of retirements, were approximately $1.0 billion for the first nine months of fiscal 2002. In the first nine months of fiscal 2001, pre-acquisition HP spent approximately $1.0 billion on net capital expenditures. Capital expenditures primarily related to financing assets and manufacturing investments across our businesses.

        Trade and current financing receivables as a percentage of the trailing twelve months combined company net revenue was 15.8% as of July 31, 2002. This compares to HP historical results of 13.7% at July 31, 2001 and 14.8% as of October 31, 2001. The increase in the ratio is due primarily to an increase in the number of days of sales outstanding in accounts receivable as a result of the inclusion of Compaq in the July 31, 2002 balances. Inventory as a percentage of the trailing twelve months combined company net revenue was 7.7% at July 31, 2002. This compares to HP historical results of 12.2% as of July 31, 2001, and 11.5% as of October 31, 2001. The improvement in the ratio is partially the result of acquisition of Compaq, which operated in businesses that require lower levels of inventories. Additionally, this ratio was reduced by active inventory management.

        We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short-term borrowings include issuances under our $4 billion commercial paper program established in December 2000 and under our $500 million Euro commercial paper/certificate of deposit program. Short- and long-term borrowings in the first nine months of fiscal 2002 increased by $184 million, as long-term debt issuances, including the issuance of Global Notes totaling $1.0 billion in December 2001 and $1.5 billion in June 2002, were partially offset by payments of other long-term debt and repurchases of our zero-coupon subordinated convertible notes.

        Effective March 15, 2002, we replaced our $1.0 billion committed borrowing facility, which was due to expire in April 2002, with two senior unsecured credit facilities totaling $4.0 billion in borrowing capacity, including a $2.7 billion 364-day facility and a $1.3 billion three-year facility. Interest rates and other terms of borrowing under these lines of credit vary based on HP's external credit ratings. As of September 10, 2002, no borrowings were outstanding under these credit facilities.

        In February 2002, we filed a shelf registration statement (the "2002 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2002 Shelf Registration Statement was declared effective in March 2002. In June 2002, we offered under the 2002 Shelf Registration Statement $1.0 billion of unsecured 5.5% Global Notes, which mature on July 1, 2007 unless previously redeemed. Also, in June 2002, HP offered under the 2002 Shelf Registration Statement $500 million of unsecured 6.5% Global Notes, which mature on July 1, 2012 unless previously redeemed. As of September 10, 2002, we had capacity remaining to issue approximately $1.5 billion of securities under the 2002 Shelf Registration Statement.

        In May 2002, in connection with our acquisition of Compaq, all of the outstanding debt of Compaq has been consolidated into our financial results. The face value of the Compaq debt consisted of $1.7 billion of commercial paper; $275 million of unsecured 7.45% Notes, which matured on August 1, 2002; $300 million of unsecured 7.65% Notes, which mature on August 1, 2005; $300 million of unsecured 6.2% Medium-Term Notes, which mature on May 15, 2003; and $65 million of other debt (including debt issued by Digital Equipment Corporation), with interest rates ranging from 7.125% to 8.625%, which matures at various dates from October 15, 2002 through April 1, 2023. The 2003 Notes and 2005 Notes issued by Compaq have been guaranteed by HP. The entire balance of the Compaq commercial paper was paid off prior to July 31, 2002 and the 7.45% Notes matured as scheduled on August 1, 2002. In addition, as a result of the acquisition and associated ratings changes, approximately $250 million of long-term debt payable to CCF Charterhouse in February 2005 became subject to a put option whereby the debt became repayable at the option of CCF. As of September 10, 2002, this option had not been exercised.

        In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes due 2017. Under the repurchase program, we may repurchase the notes from time to time at varying prices. We did not repurchase any notes in the three-month period ended July 31, 2002. In the first nine months of fiscal 2002, we repurchased $257 million in face value of the notes with a book value of $158 million for an aggregate purchase price of $127 million, resulting in an extraordinary gain on the early extinguishment of debt of $20 million (net of related taxes of $11 million). As of September 10, 2002, the notes had a remaining book value of $316 million.

        In February 2000, we filed a shelf registration statement (the "2000 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2000 Shelf Registration Statement was declared effective in March 2000. In May 2001, we filed a prospectus supplement to the 2000 Shelf Registration Statement, which allowed us to offer from time to time Medium-Term Notes, Series A, due nine months or more from the date of issue, in addition to the other types of securities described above. In June 2000, we offered under the 2000 Shelf Registration Statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005 unless previously redeemed. In December 2001, we offered under the 2000 Shelf Registration Statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. The net proceeds from the sale of the notes were or will be used for general corporate purposes, which included repayment of existing indebtedness, acquisitions, capital expenditures and working capital needs. We do not expect to issue additional debt under the 2000 Shelf Registration Statement.

        HP has the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. In July 2001, 750 million euro (or $733 million based on the exchange rate at July 31, 2002) of 5.25% Medium-Term Notes maturing on July 5, 2006 were issued under this program. As of September 10, 2002, we had capacity remaining to issue approximately $2.3 billion of Medium-Term Notes under the program.

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

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and a separate incremental plan. These plans authorize purchases in the open market or in private transactions. In the third quarter of fiscal 2002, we repurchased 20,021,000 shares at an aggregate price of $342 million. In the first nine months of fiscal 2002, we repurchased 29,423,000 shares for an aggregate price of $546 million. As of September 10, 2002, we had remaining authorization for future repurchases under the two programs of approximately $1.1 billion. In fiscal 2001, we repurchased 7,163,000 shares for an aggregate price of $200 million in the third quarter, and we repurchased 32,466,600 shares for an aggregate price of $1.0 billion in the first nine months of the year.

        We also maintain various other short- and long-term borrowings, commercial paper and international lines of credit from a number of financial institutions and institutional investors with approximately $2.2 billion outstanding at July 31, 2002. HP occasionally repurchases its debt prior to maturity based upon its assessment of current market conditions and financing alternatives.

Completed Acquisitions

        On May 3, 2002, we acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 of a share of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same ratio. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock and the assumption of options to purchase approximately 200 million shares of HP common stock. HP also assumed certain Compaq stock plans. The total consideration was approximately $24.2 billion, which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the acquisition. We have recorded approximately $14.5 billion of goodwill, $1.4 billion of purchased intangibles with indefinite lives and $3.5 billion of other purchased intangibles in conjunction with the acquisition based on preliminary estimates of an independent third-party valuation expert. In addition, we recorded a pre-tax charge of approximately $735 million for in-process research and development at the time of acquisition in the third quarter of fiscal 2002 because technological feasibility had not been established and no future alternative uses existed. In connection with the acquisition, management has reviewed the operations of the combined company and implemented several plans to restructure operations. In accordance with generally accepted accounting principles, costs totaling approximately $915 million that were accrued for severance, early retirement and other employee benefits related to pre-acquisition Compaq employees, costs of vacating some facilities (leased or owned) and contracts of pre-acquisition Compaq and other costs associated with exiting activities of pre-acquisition Compaq were included in the purchase price. Costs totaling approximately $1.6 billion that were accrued for severance, early retirement and other employee benefits of pre-acquisition HP employees, costs of vacating duplicative facilities (leased or owned) and contracts of pre-acquisition HP, non-inventory asset impairment charges and other costs associated with exiting activities of pre-acquisition HP were expensed in the third quarter of fiscal 2002 and are included in "Restructuring charges" in the accompanying consolidated statement of operations. Results of operations of Compaq have been included prospectively from the date of acquisition.

        On March 22, 2002, we acquired substantially all of the outstanding stock of Indigo not previously owned by HP in exchange for HP common stock, options, and CVRs. The total consideration for Indigo was $719 million, which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. Approximately 32 million shares of HP common stock and 53 million CVRs were issued in connection with this transaction. We recorded approximately $499 million of goodwill and $153 million of amortizable purchased intangibles in conjunction with the acquisition and the previous equity investment. The purchased intangibles will be amortized over their useful lives, which range from five to eight years. In addition, we recorded a pre-tax charge of approximately $58 million for acquired IPR&D in the second quarter of fiscal 2002 because technological feasibility had not been established and no future alternative uses existed. Results of operations for Indigo have been included prospectively from the date of the acquisition.

        The CVRs issued in conjunction with this acquisition entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. The future cash pay-out, if any, of the CVRs will be payable after a three-year period commencing on April 1, 2002.

Debt Ratios

        Our financing business is more dependent on the issuance of debt for the financing of its operations than our other businesses. Typically, a leasing business has a higher leverage than an industrial or technology business given the lower risks of its assets. Accordingly, the majority of our borrowing is in support of our financing business.

        Although the vast majority of total outstanding debt is issued by HP or Compaq and not by our finance subsidiary, one of the working capital needs of HP relates to its financing business. Based on the debt leveraged positions of other companies with financing businesses, we believe that it is appropriate to consider a portion of our external debt to be in support of our financing business based on the size of our financing portfolio. Accordingly, at July 31, 2002, we attribute approximately 76% of our total outstanding debt to this business. The analysis of the debt allocation and certain ratios are discussed below on both a financing and non-financing basis.

  Financing Business

	July 31, 2002	October 31, 2001
	(Dollars in millions)
Assets*	$7,844	$5,186
Debt**	6,361	4,140
Equity	1,483	1,046
Debt/Equity	4.3x	4.0x

*
Financing business assets include financing receivables and assets under operating leases.

**
Financing business debt includes allocated HP and Compaq issued debt that generates the financing interest expense on the Consolidated Condensed Statement of Earnings.

  Non-Financing Business

	July 31, 2002	October 31, 2001
	(Dollars in millions)
Debt*	$2,030	$1,311
Debt/Capitalization	5.5%	9.2%
Debt/EBITDA**	0.6x	0.4x

*
Non-financing business debt is our total HP and Compaq issued debt less the portion we have allocated to our financing business debt described in the financing business table above.

**
EBITDA is calculated based on a trailing twelve-month earnings from operations before depreciation and amortization, adjusted for the following charges: $1,912 million of restructuring charges, $809 million of IPR&D, $137 million of inventory writedowns, and $556 million of acquisition-related charges in the twelve-month period ended July 31, 2002; $384 million of restructuring charges, $35 million of IPR&D, and $25 million of acquisition-related charges in the twelve-month period ended October 31, 2001.

        Our non-financing businesses generate significant cash from ongoing operations and therefore generally do not require a significant amount of debt to finance their operations, although debt may be used to finance working capital needs if it is not tax-efficient to repatriate cash from other jurisdictions in a given period. Cash flows from operations are the primary source of funds for these businesses.

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

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and we compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support. If we fail to develop new products, services and support, periodically enhance our existing products, services and support, or otherwise fail to compete successfully, it could harm our operations and prospects. Further, we may have to continue to lower the prices of many of our products, services and support to stay competitive, while at the same time trying to maintain or improve revenue and gross margins. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margins and therefore our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product roadmap decisions in connection with the Compaq transaction, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

If we cannot continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may lose market share and our revenue may suffer.

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

        Generally we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, partners and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our intellectual property rights could be challenged, invalidated or circumvented, or our intellectual property rights may not provide competitive advantages, which could significantly harm our business. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses. Third parties also may claim that we are infringing upon their intellectual property rights. Even if we do not believe that our products or business are infringing upon third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. In addition, it is possible that as a consequence of a merger or acquisition transaction some of our intellectual property rights may be licensed to a third party that had not been licensed prior to the transaction or that certain restrictions could be imposed on our business that had not been imposed prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these agreements.

If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue, gross margins and profitability could be adversely affected.

        We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both retail and direct sales to both enterprise accounts and consumers. Since each distribution method has distinct risks and gross margins, the failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore profitability. For example:

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

        All of these issues may be exacerbated as a result of our use of single source suppliers for certain components. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. In addition, new products that we introduce may initially utilize custom components obtained from only one source until we have evaluated whether there is a need for additional suppliers. The performance of such single source suppliers may affect the quality and quantity of supplies to HP.

In order to be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives are also critical to our future. Experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for their talents is intense. This is particularly the case in Silicon Valley, where HP's headquarters and certain key research and development facilities are located. In addition, we have implemented in the past, and are implementing currently, an enhanced early retirement program, which could lead to the loss of experienced personnel in key areas. We also implemented retention programs in connection with the Compaq acquisition, and we cannot predict the effect on employee retention when these programs expire. The loss of key employees could have a significant impact on our operations. We also must continue to motivate employees and keep them focused on HP's strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions, the recent acquisition of Compaq and related proxy fight, and general uncertainty.

The economic downturn could adversely affect our revenue, gross margins and expenses.

        Our revenue and gross margins depend significantly on the overall demand for computing and imaging products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn may result in decreased revenue, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable, be exposed to the risks that lessees will be unable to make required lease payments and that leased equipment will be worth less upon its return to HP than was estimated at lease inception. We have observed the effects of the global economic downturn in many areas of our business. The downturn has contributed to reported net revenue declines during fiscal 2001 and fiscal 2002. During the current downturn, we have also experienced gross margin declines in certain businesses, reflecting the effect of competitive pressures as well as inventory writedowns and charges associated with the cancellation of planned production line expansion. Our selling, general and administrative expenses also were impacted due in part to an increase in bad debt write-offs and additions to reserves in our receivables portfolio. The economic downturn also has led to restructuring actions. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Due to the international nature of our business, political or economic changes or other constraints could harm our future revenue, costs and expenses and financial condition.

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

  •
  difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

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

  •
  combining product offerings and preventing customers and distributors from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our product offerings and our willingness to support and service existing products, which could result in incurring additional obligations in order to address customer uncertainty;

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

        In May 2002, we completed our acquisition of Compaq, a leading provider of information technology products, services and solutions with operations worldwide and 2001 revenue of $33.6 billion, and we are in the process of integrating Compaq into our company. In addition to the Compaq transaction, we completed an exchange offer to acquire the outstanding shares of Indigo N.V., a leading commercial and industrial printing systems company in the second quarter of fiscal 2002. We evaluate and enter into other acquisition, alliance, joint venture and divestiture transactions on an ongoing basis. The number of pending transactions and the size and scope of the proposed acquisition with Compaq increase both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the Compaq transaction (which are principally associated with restructurings, including workforce reductions, procurement synergies and other operational efficiencies) or of any other transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties.

        Even if an acquisition or alliance is successfully integrated or a business is divested, we may not receive the expected benefits of the transaction. Managing acquisitions, alliances, joint ventures and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and may in the future result in significant costs and expenses and charges to earnings. In the case of the Compaq acquisition, these costs and expenses include those related to severance pay, early retirement costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under a retention plan adopted in connection with the transaction. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the transaction, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the transaction becomes impaired, HP may be required to incur material charges relating to the impairment of those assets. Also, any prior or future downgrades in our credit rating associated with the transaction could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect our internal cost of capital estimates and therefore operational decisions. In addition, the effective tax rate of HP on an ongoing basis is uncertain and could exceed HP's currently reported tax rate and the weighted average of the pre-acquisition tax rates of HP and Compaq. As a result of the foregoing, any completed, pending or future transactions may contribute to financial results of the combined company that differ from the investment community's expectations in a given quarter.

The success of our solutions model could be impacted by cost constraints and organizational transition, which could adversely affect revenues.

        We offer total information technology solutions to our customers, which requires us to maintain our vertical industry presence, enhance programs that enable our customers to purchase information technology as a utility, develop new solutions offerings and develop new employee skills. Our failure to do so could result in our offerings not being competitive and lead to a reduction in consumer demand for our products and services, which could adversely affect our revenue.

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

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenues and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake. In addition, some areas, including California, have experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly self-insured for losses and interruptions caused by earthquakes, power outages, floods and other natural disasters.

The revenue and profitability of our operations have historically varied.

        Our revenue and profit margins vary among our products, customer groups and geographic markets. Our revenue mix in future periods will be different than our current revenue mix. Overall profitability in any given period is dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, our imaging and printing group and certain product categories such as supplies contribute significantly to our profitability. Actual trends, competitive pressures, regulatory considerations and other factors may result in fluctuation in revenue and cause us to adjust our operations, which could cause period-to-period fluctuations in our results of operations.

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

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq transaction, we have announced workforce reductions, including reductions through our enhanced early retirement program, that are expected to involve more than 15,000 employees worldwide, representing approximately 10% of the company's workforce. In addition to previously announced workforce reductions, we may have additional workforce reductions in the future. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated reductions in force in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, and the failure to meet operational targets due to the loss of employees or decreases in employee morale.

HP's stock price has historically fluctuated and may continue to fluctuate.

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

  •
  the announcement of new products, services or technological innovations by HP or our competitors;

  •
  quarterly increases or decreases in revenue or earnings, and changes in the business, operations or prospects of HP or any of its business units;

  •
  changes in quarterly revenue or earnings estimates by the investment community; and

  •
  speculation in the press or investment community about HP's strategic position, financial condition, results of operations, business or significant transactions, including market assessments of the recently completed acquisition of Compaq.

        General market conditions or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect HP's stock price. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, or results of operations or cash flows. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

System security risks could disrupt our internal operations or IT services provided to customers, which could harm our revenue and increase our expenses.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate HP or third party confidential information or create system disruptions. As a result, we could incur significant expenses in addressing problems created by security breaches of our own network. Moreover, we could lose existing or potential customers for IT outsourcing services or other IT solutions, or incur significant expenses in connection with our customers' system failures. The costs to eliminate computer viruses and alleviate other security problems could be significant. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see item 7A "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K, as amended on January 30, 2002, for fiscal year ended October 31, 2001. Our exposure to market risks has not changed materially with the acquisition of Compaq or since October 31, 2001.

Item 4. Controls and Procedures.

        Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth above under Note 4 contained in the "Notes to Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

        In addition, HP or its subsidiaries are involved in the litigation described below.

        On April 10, 2002 HP received a subpoena to produce information from the U.S. Attorney's Office for the Southern District of New York concerning the voting by each of Deutsche Bank and Northern Trust and their respective affiliated parties in connection with the proposal to issue shares in connection with the Compaq acquisition. We understand that this inquiry is in response to press accounts concerning the vote on the proposal at the HP special meeting of shareowners held on March 19, 2002. HP is fully cooperating with this inquiry.

        HP was contacted informally by the San Francisco District Office of the Securities and Exchange Commission requesting the voluntary provision of documents and related information concerning HP's relationships and communications with Deutsche Bank and affiliated parties generally and communications regarding the solicitation of votes from Deutsche Bank and affiliated parties in connection with the Compaq acquisition. The SEC has advised HP that this inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred, nor should it be considered a reflection upon any person, entity, or security. HP is fully cooperating with this inquiry.

        Legal proceedings were also described in Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, filed with the Commission on June 13, 2002, in Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2002, filed with the Commission on March 12, 2002 and in Item 3 of Part I of our Annual Report on Form 10-K for the year ended October 31, 2001, as amended and filed with the Commission on January 30, 2002.

Item 5. Other Information.

        In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes Oxley Act of 2002, non-audit services approved in the third quarter by the company's Audit Committee to be performed by Ernst & Young, the company's independent auditors, are as follows: (1) accounting advisory services with respect to SEC and foreign filings; (2) accounting advisory services related to acquisitions and divestitures; (3) other accounting consultations and assistance; (4) information security services; and (5) tax-related services.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

        A list of exhibits is set forth in the Exhibit Index found on page 66 of this report.

  (b)
  Reports on Form 8-K:

        On May 2, 2002, HP filed a report on Form 8-K, which reported under Item 5 that (i) on May 1, 2002, HP issued a press release announcing that the proposal to approve the issuance of shares of HP common stock in connection with the acquisition transaction with Compaq had passed in accordance with New York Stock Exchange requirements; and (ii) on May 2, 2002, HP issued a press release announcing that, effective as of the start of trading on Monday, May 6, 2002, HP's trading symbol on the New York Stock Exchange and the Pacific Exchange will be changed to "HPQ". Both press releases were filed under Item 7 as exhibits to the Form 8-K.

        On May 7, 2002, HP filed a report on Form 8-K, which reported under Item 2 that effective May 3, 2002, pursuant to the Agreement and Plan of Reorganization dated as of September 4, 2001 (the "Merger Agreement"), among HP, Compaq and Heloise Merger Corporation, a wholly-owned subsidiary of HP ("Merger Sub"), Merger Sub was merged with and into Compaq with Compaq continuing as the surviving corporation and a wholly-owned subsidiary of HP (the "Merger"). Pursuant to the Merger Agreement, as a result of the Merger, each share of Compaq common stock outstanding at the effective time of the Merger was converted into the right to receive 0.6325 of a share of HP common stock. Following consummation of the Merger, Compaq's common stock was delisted from the New York Stock Exchange. HP common stock now trades on the New York Stock Exchange and the Pacific Exchange under the symbol "HPQ." HP also reported under Item 7 (i) the historical consolidated financial statements of Compaq including Compaq's consolidated balance sheet at December 31, 2001 and 2000, the consolidated statements of income, cash flows and stockholders' equity for each of the years ended December 31, 2001, 2000 and 1999 and Compaq's Schedule II, Valuation and Qualifying Accounts for each of the years ended December 31, 2001, 2000 and 1999; (ii) the unaudited consolidated financial statements of Compaq including Compaq's unaudited consolidated balance sheet at March 31, 2002 and the unaudited consolidated statements of income and cash flows for the three-month period ended March 31, 2002 and 2001; and (iii) the unaudited pro forma condensed combined consolidated financial statements of HP as of and for the three-month period ended January 31, 2002 and for the year ended October 31, 2001 giving effect to the Merger as a purchase of Compaq by HP. The unaudited consolidated financial statements of Compaq including Compaq's unaudited consolidated balance sheet at March 31, 2002 and the unaudited consolidated statements of income and cash flows for the three-month period ended March 31, 2002 and 2001 were filed as an exhibit to the Form 8-K.

        On May 15, 2002, HP filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release containing financial information for the second quarter of fiscal 2002 and outlook for fiscal 2002, which was filed as an exhibit.

        On June 18, 2002, HP filed a report on Form 8-K which reported under Item 5 and attached HP's unaudited pro forma condensed combined consolidated balance sheet as of April 30, 2002, and unaudited pro forma condensed combined consolidated statements of earnings for the six-month period ended April 30, 2002 and for the year ended October 31, 2001, giving effect to the merger transaction with Compaq as a purchase of Compaq by HP using the purchase method of accounting. The report also filed certain summary information obtained from a document entitled: "HP Product Roadmaps" dated May 7, 2002.

        On June 27, 2002, HP filed a report on Form 8-K, which reported under Item 5 the issuances of 5.50% Global Notes due July 1, 2007 (the "5.50% Global Notes") and of 6.50% Global Notes due July 1, 2012 (the "6.50% Global Notes" and together with the 5.50% Global Notes, the "Global Notes"). The offerings were made pursuant to an underwriting agreement dated June 21, 2002, between HP and Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (as representatives of the underwriters). The Global Notes were issued under the 2002 Shelf Registration Statement and are governed by an indenture entered into between HP and J.P. Morgan Trust Company, National Association as trustee, dated as of June 1, 2000 (the "Indenture"), as supplemented by the Officers' Certificate described below. The report also filed the form of 5.50% Global Notes, form of 6.50% Global Notes and the Officers' Certificate pursuant to Section 301 of the Indenture, dated June 26, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN Robert P. Wayman Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Date: September 13, 2002

CERTIFICATION

I, Carleton S. Fiorina, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hewlett-Packard Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

/s/ CARLETON S. FIORINA Carleton S. Fiorina Chairman and Chief Executive Officer (Principal Executive Officer)

I, Robert P. Wayman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Hewlett-Packard Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

September 13, 2002

/s/ ROBERT P. WAYMAN Robert P. Wayman, Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

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
4(h)
Form of 5.75% Global Note due December 15, 2006, and Officers' Certificate which appear as Exhibits 4.1 and 4.2 to Registrant's Form 8-K dated December 7, 2001, which exhibits are incorporated herein by reference.
4(i)
Form of 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate which appear as Exhibits 4.1, and 4.3 to Registrant's Form 8-K dated June 26, 2002, which exhibits are incorporated herein by reference.
4(j)
Form of 6.50% Global Note due July 1, 2012 and form of related Officers' Certificate which appear as Exhibits 4.2 and 4.3 to Registrant's Form 8-K dated June 26, 2002, which exhibits are incorporated herein by reference.
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
10(h)	Registrant's 1997 Director Stock Plan, Amended and Restated effective as of July 18, 2002.*

10(i)
Registrant's Executive Deferred Compensation Plan, Amended and Restated effective November 1, 2001, which appears as Exhibit 10(i) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(j)
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
10(x)	StorageApps Inc. 2000 Stock Incentive Plan which appears as Exhibit 4.1 to Registrant's Form S-8 filed on September 26, 2001, which exhibit is incorporated herein by reference.*
10(y)	Registrant's 2001 Executive Transition Program, which appears as Exhibit 10(z) to Registrant's Form 10-K for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference.*
10(z)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective as of July 18, 2002.*
10(aa)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective as of July 18, 2002.*
10(bb)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective as of July 18, 2002.*
10(cc)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective as of July 18, 2002.*
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
Certification of Amendment of Compaq Computer Corporation 2001 Stock Option Plan and Compaq Computer Corporation 1998 Stock Option Plan, which appears as Exhibit 10.14 to Amendment No. 2 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated May 8, 2002, which exhibit is incorporated herein by reference.*
10(nn)
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
Employment Agreement effective as of October 20, 2000, between Compaq Computer Corporation and Michael D. Capellas, which appears as Exhibit 10(pp) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(qq)
Amendment to Employment Agreement dated December 26, 2001, between Compaq Computer Corporation and Michael D. Capellas, which appears as Exhibit 10(qq) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(rr)
$2,500,000 Promissory Note dated October 20, 2000 between Michael Capellas and Compaq Computer Corporation, which appears as Exhibit 10(rr) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(ss)
Security Agreement dated October 20, 2000 between Michael Capellas and Compaq Computer Corporation, which appears as Exhibit 10(ss) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.
10(tt)
$5,000,000 Promissory Note dated July 22, 1999, between Michael D. Capellas and Compaq Computer Corporation, which appears as Exhibit 10(tt) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(uu)	Form of Executive Severance Agreement, which appears as Exhibit 10(uu) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(vv)	Form of Executive Officers Severance Agreement, which appears as Exhibit 10(vv) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(ww)	Form of Restricted Stock Grant Notice-1989 Equity Incentive Plan, which appears as Exhibit 10(ww) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*

10(xx)
Form of Indemnity Agreement between Compaq and its executive officers, which appears as Exhibit 10(xx) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(yy)
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
11	Not applicable.
12	Statement of Computation of Ratios.
13-14	Not applicable.
15	None.
16-17	Not applicable.
18	Preferability Letter on Change in Depreciation Method.
19	None.
20-21	Not applicable.
22-24	None.
25-26	Not applicable.
99.1	Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

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
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
CERTIFICATION
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX