Form 10-K
period 2002-10-31
HEWLETT PACKARD CO
filed 2003-01-21
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-4423

HEWLETT-PACKARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1081436 (I.R.S. Employer Identification No.)
3000 Hanover Street, Palo Alto, California (Address of principal executive offices)	94304 (Zip code)

Registrant's telephone number, including area code: (650) 857-1501

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share Preferred Share Purchase Rights	New York Stock Exchange, Inc. The Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the registrant's common stock held by nonaffiliates as of January 17, 2003 was $54,962,398,994.

        The number of shares of HP common stock outstanding as of January 17, 2003 was 3,052,406,863 shares.

DOCUMENTS INCORPORATED BY REFERENCE DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2002 are incorporated by reference into Part II, Item 5 and Part III of this Report.	II, ITEM 5 III

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, accretion, margins, costs or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statement concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by vendors, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions relating to pension costs; and other risks that are described herein and that are otherwise described from time to time in HP's Securities and Exchange Commission reports including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. Business.

        HP was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware.

        We are a leading global provider of products, technologies, solutions and services to consumers and businesses. Our offerings span information technology ("IT") infrastructure, personal computing and other access devices, global services and imaging and printing. Our products and services are available worldwide.

        We seek to be the category leader with respect to each of the specific product categories in which we compete and to expand actively into new and adjacent markets. Accordingly, in fiscal 2002 we focused on strengthening our market position and enhancing our portfolio of products in each of our segments and categories as described further below.

        At the same time that we focus on individual offerings, we seek to leverage the depth and breadth of our products and services, as well as our expertise in working with complementary technology providers, in order to provide integrated solutions that address new and emerging market demands and offer new customer experiences.

        Our business strategy currently revolves around the following four interrelated goals and priorities:

  •
  deliver to business customers the best return on information technology investments in the industry;

  •
  provide consumer customers with simple and rewarding experiences by making different technologies work better together;

  •
  build world class cost structures across our entire portfolio of businesses; and

  •
  focus our innovation and research and development investments on those areas where we can make unique contributions and differentiation, while partnering with other top providers to enable complete IT solutions.

Acquisitions

  Acquisition of Compaq Computer Corporation

        In order to further our strategy, in September 2001 we entered into an agreement to acquire Compaq Computer Corporation ("Compaq"), and in May 2002 we completed the acquisition. Among the general strategic benefits we sought from the acquisition were to:

  •
  enhance our competitive position in a number of important industries in order to improve both the breadth and depth of our product portfolio;

  •
  generate significant annual cost synergies and thereby improve our cost structure and related operating margins primarily in our Enterprise Systems Group ("ESG"), Personal Systems Group ("PSG") and HP Services ("HPS") businesses in an increasingly competitive environment;

  •
  improve and accelerate the development of our direct distribution capability;

  •
  improve our relationships with strategic partners;

  •
  strengthen our sales force and relationships with strategic customer bases; and

  •
  increase our installed customer base.

        With regard to the anticipated cost synergies from the Compaq acquisition, our aggregate targeted cost savings for the second half of fiscal 2002 were approximately $500 million. In fact, we achieved cost savings of approximately $650 million, approximately 30% over our target for the period. These savings made a significant contribution to results in PSG and ESG, as operating losses in both businesses decreased more than 50% from the third quarter to the fourth quarter.

  Acquisition of Indigo, N.V.

        In March 2002, we completed our acquisition of Indigo, N.V. ("Indigo"), which strengthens our printer offerings by adding high performance digital color printing systems, to which we are bringing both our printing expertise and our expertise in enterprise computing in order to develop solutions that can store, manage and deliver rich content.

HP Products and Services; Segment Information

        As of October 31, 2002, our operations were organized into five business segments: the Imaging and Printing Group ("IPG"), PSG, ESG, HPS and HP Financial Services ("HPFS").

        The four principal reportable segments, IPG, PSG, ESG and HPS, described in this Form 10-K are based on our management organizational structure as of October 31, 2002. Separate segment reporting has also been included for HPFS, which is included in ESG's organizational structure, due to the distinct nature of this business. Future changes to this organizational structure may result in changes to our reportable segments.

        A summary of our net revenue, earnings from operations and inventory for our business segments is found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That Could Affect Future Results," in Item 7, which is incorporated herein by reference.

Imaging and Printing Group

        IPG provides home and business imaging and printing devices, digital imaging and publishing systems, printing supplies and consulting services. Home and business imaging and printing devices include color and monochrome printers for shared and personal use, multi-function laser and all-in-one inkjet devices, personal color copiers and faxes, wide- and large-format inkjet printers and digital presses. Digital imaging and publishing systems include scanners, photosmart printers, and digital photography products. Supplies include laser and inkjet printer cartridges and other related printing media. Consulting services are provided to customers to optimize the use of printing and imaging assets.

        Key goals of IPG during fiscal 2002 included continuing to solidify our position in the low-end printing market, driving and capitalizing on the shift from single-function printers to all-in-one devices and photo printers and continuing to innovate with regard to our printing technology. The result of this focus was the completion of a three-year investment of approximately $1.2 billion in manufacturing, research and development and marketing designed to lead the market with the lowest cost platform, accelerated time to market and improved margins. We began the introduction of our new product lines with a June 2002 launch of a new line of consumer products and a September 2002 launch of a new line of commercial products. At the end of fiscal 2002, these launches had garnered more than 50 industry press awards.

        Specific product developments in the various IPG categories are set forth below.

        Printer Hardware.    The digital press technology acquired from Indigo is now part of our printer hardware category. In addition, as part of our consumer and commercial product launches, we launched many new printing hardware devices. Among the new printing hardware products introduced were the following:

  •
  two new all-in-one devices, the PSC 2210 and PSC 2110, featuring printing, scanning and copying all from one compact, integrated product;

  •
  the Deskjet 5500 inkjet, with 4800 optimized dots per square inch (dpi) and a six-ink system;

  •
  the Deskjet 3420 and 3320 inkjet printers featuring a new low-cost platform to solidify our position in the sub-$100 category;

  •
  the LaserJet 4300 and 4200, midrange commercial printers that are designed to be faster and easier to use than their predecessor, the LaserJet 4100;

  •
  the DeskJet 450, a high-performance color printer designed for mobile professionals with a long-lasting lithium ion battery and flexible connectivity options;

  •
  the Color LaserJet 2500 printer, our lowest-priced color laser printer ever that features industry-leading size and weight;

  •
  the Business Inkjet 3000 printer, designed for small workgroups with laser-like speeds of up to 8 color pages per minute and offering economical, modular supplies management;

  •
  the Color LaserJet 5500 wide-format printer that supports a variety of standard and custom media sizes; and

  •
  the DesignJet 5500, a large-format printer delivering high-speed production printing modes and a driverless, Web-based printing path.

        Imaging.    Key imaging product introductions during fiscal 2002 included the following:

  •
  the Photosmart 7550, 7350 and 7150 photo printers designed to work in conjunction with our enhanced Premium Plus Photo Papers to provide prints that exceed both the photo quality and image-permanence of traditionally processed photos;

  •
  the Photosmart 230 and 130 photo printers, compact 4x6-inch printers designed for portable, high-quality printing;

  •
  the Photosmart 850, 812, 720, 620, 320 and 120 digital cameras, offering a range of prices and functionalities; and

  •
  the Scanjet 5500, 4570, 3570, 3530, 3500 and 2300 scanners, offering varying performance to meet a variety of customer needs.

        Printing Supplies.    In fiscal 2002 we continued our innovation of printing supplies, including the introduction of new premium photo paper that surpasses the image-permanence of traditional silver halide processing. In addition, as part of our new product rollouts, we introduced new ink cartridges to work with the new inkjet platform in our new printing products.

Personal Systems Group

        PSG provides commercial personal computers ("PCs"), consumer PCs, workstations, a range of handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the HP e-PC and Compaq Evo desktop series, as well as Evo notebook PCs. Home PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs. Workstations are provided for UNIX®(1), Windows®(2) and Linux-based systems. Handheld computing devices include the iPAQ series of products that run on Pocket PC software. Digital entertainment systems offer the DVD+RW drives as well as digital entertainment center products.

        During fiscal 2002, we focused on a number of operational areas within PSG. Among the primary focus areas were the following:

  •
  reducing operating costs and increasing profitability;

  •
  accelerating the development of our direct distribution capability, particularly in the commercial space;

  •
  re-engineering the economics of our indirect distribution channels;

  •
  achieving balanced leadership across individual product categories; and

  •
  continuing innovation and development of new products and new categories.

        During the fiscal year, due largely to execution of the Compaq integration and cost savings, we made significant progress against each of these goals. For example:

  •
  PSG significantly reduced its operating loss in the fourth quarter of fiscal 2002 as compared to the third quarter of fiscal 2002.

  •
  the acquisition of the direct distribution assets of Compaq significantly strengthened our capabilities in this area;

  •
  we improved our market position in commercial PCs and handheld devices through the addition of Compaq's products in those areas; and

  •
  we continued to innovate through new product categories such as the Media Center PC and the Tablet PC, as described below.

(1)
UNIX® is a registered trademark of The Open Group.
(2)
Windows® is a registered trademark of Microsoft Corporation.

        Key product developments and product roadmap decisions for the 2002 fiscal year are described below.

        Commercial PCs.    The acquisition of Compaq's commercial PC business allowed us to improve our position in this category significantly by increasing market share and by adding Compaq's direct distribution capability. In connection with product roadmap decisions following the Compaq acquisition, we chose to continue the Compaq Evo desktop series and made the decision to discontinue the HP Vectra desktop series. In addition, we chose to continue the Compaq Evo commercial notebook product line and to discontinue the Compaq Armada and HP Omnibook notebook product lines. We continued to innovate in the commercial PC space when, in November 2002, we introduced the new Compaq Tablet PC TC1000, combining the power of digital inking technologies in the Windows® XP Tablet PC Edition operating system with the broad capabilities customers expect from a full-function PC.

        Consumer PCs.    The acquisition of Compaq's consumer PC business allowed us to improve our position in this category significantly by increasing market share and adding Compaq to the strong Pavilion base. In connection with product roadmap decisions following the Compaq acquisition, we decided to continue both the HP Pavilion and the Compaq Presario multi-media consumer desktop and notebook PCs due to significant customer loyalty to the brands. This strategy enabled us to maximize both our combined installed base and shelf space in the retail channel. We continued to innovate in the consumer PC space when, in October 2002, we introduced the HP Media Center PC. The HP Media Center PC takes advantage of the new Windows® XP Media Center Edition of Microsoft Corporation ("Microsoft") that better integrates digital entertainment experiences—including live television, personal video recording with free electronic program guide, digital music, digital video, DVDs and digital photos—with the freedom of remote control access.

        Workstations.    During fiscal 2002, we introduced our first workstations based on the Itanium®(3) Processor Family of Intel Corporation ("Intel"). Customers can now choose from three different platforms in our workstation offerings: Pentium 4/Intel Xeon, Intel Itanium® or Precision Architecture-Reduced Instruction Set Computing ("PA-RISC"). Workstation operating systems include UNIX®, Windows® and Linux. These products are intended for professional users who demand exceptional performance to run sophisticated applications, such as computer-aided design, digital content creation, geographic information systems, computer animation, software development and financial analysis. Following the Compaq acquisition, we decided to incorporate the strength of Compaq's Windows® NT workstations to our pre-existing product line.

        Product developments and product roadmap decisions in the workstation category included the addition of the following new products:

  •
  the mid-range HP Workstation xw5000 and entry-level personal HP Workstation xw4000 running on single Intel Pentium 4 processor-based systems;

  •
  the high-end HP Workstation xw8000 and technical mid-range HP Workstation xw6000 based on the latest Intel Xeon dual-processor chipset;

  •
  the mid-range HP workstation zx6000 and entry-level technical HP workstation zx2000 running on the single or dual Intel Itanium® 2 processor;

  •
  the technical HP Workstation c3750 and HP Workstation j6750 based on PA-8700+ processors with HP-UX 11.0 and 11i 1.0; and

  •
  the Compaq Evo Mobile Workstation N800, designed for customers who need the power of a workstation and the freedom of mobility.

(3)
Itanium® is a registered trademark of Intel Corporation.

        Handhelds.    Following the Compaq acquisition, we selected the Compaq iPAQ Pocket PC, renamed the HP iPAQ Pocket PC, as our smart handheld platform and decided to discontinue the HP Jornada product line. We intend to engineer the best of HP Jornada technology into the HP iPAQ Pocket PC platform. In November 2002 we introduced two new handhelds, the HP iPAQ Pocket PC h1910, our thinnest and lightest Pocket PC, and the HP iPAQ Pocket PC h5450, the industry's first handheld to integrate biometrics security, wireless local area network (LAN) access (802.11b) and Bluetooth wireless capability.

Enterprise Systems Group

        ESG provides business critical servers, industry standard servers, storage and software solutions. Business critical servers include RISC-based servers running on the HP-UX operating system, Itanium®-based servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, we offer our NonStop fault-tolerant server products, which deliver high levels of availability, performance, scalability and manageability for business critical solutions. Industry standard servers offer primarily entry-level and mid-range ProLiant servers, which run on the Windows®, Linux and Novell Inc. operating systems. Storage provides entry-level, mid-range and enterprise array offerings, storage area networks ("SAN"), storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage. Software offerings include OpenView and other management and telecommunications software solutions designed primarily for large-scale systems and networks. These software solutions run on a variety of operating systems including Windows® and multiple versions of UNIX®.

        ESG's primary focus areas during fiscal 2002 were the following:

  •
  reducing operating costs and increasing profitability;

  •
  achieving balanced leadership across individual product categories; and

  •
  continuing innovation and development of new products and solutions.

        We made significant progress against these goals. For example:

  •
  ESG's operating loss declined significantly in the fourth quarter of fiscal 2002 as compared to the third quarter of fiscal 2002;

  •
  Compaq's strong positions in industry standard servers and storage added to our strengths in UNIX® servers and network management software, giving us industry leadership positions across enterprise categories;

  •
  we continued developing OpenView, our adaptive management software which we believe will be an important competitive software advantage as companies continue to focus on the challenges of managing heterogeneous environments and the new complexity of web services; and

  •
  we continued to develop new technologies, such as our Utility Data Center software and a new generation of Ultrium drives and blade server categories.

        Key product developments and product roadmap decisions for the 2002 fiscal year are described below.

        Business Critical Servers.    In connection with product roadmap decisions following the Compaq acquisition, we added Compaq's line of NonStop fault-tolerant servers and AlphaServer products to our business critical server offerings. We decided to support both the PA-RISC and AlphaServer platforms and to target new business opportunities with the PA-RISC server platform. In addition, we decided to integrate some of the advanced features of Tru64 UNIX® into HP-UX and use HP-UX as the long-term UNIX® platform, phasing out Tru64 over time.

        Industry Standard Servers.    In connection with product roadmap decisions following the Compaq acquisition, we adopted Compaq's ProLiant server line, renamed HP Proliant, as our industry standard server platform, and phased out HP's Netserver line of products. We continued to offer the ProLiant blade server architecture for the data center and introduced the first multiprocessor blades for enterprise customers in fiscal 2002, strengthening our technology and market leadership. Also in fiscal 2002, we introduced the ProLiant Essentials server software portfolio designed to deliver greater control and return on investment to customers when building adaptive IT infrastructures. In addition, we achieved substantial operational efficiencies, with notable progress related to one-touch fulfillment, product delivery times and direct fulfillment capability.

        Storage.    In connection with product roadmap decisions following the Compaq acquisition, we adopted the Compaq StorageWorks brand (renamed HP StorageWorks) for enterprise storage hardware and solutions, maintained HP OpenView as the name for our storage software and adopted the Enterprise Network Storage Architecture (ENSA) name for our storage architecture. We renewed our relationship with Hitachi Data Systems relating to HP XP product offerings, and, due to the unique strengths of each, we chose to offer both HP StorageWorks XP and StorageWorks Enterprise Virtual Array ("EVA") high-end online storage offerings. We continued to offer HP VA and added the StorageWorks EMA modular arrays for both HP-UX and heterogeneous environments. We organized our network attached storage ("NAS") solutions by consolidating HP's and Compaq's products to offer entry-level, mid-range and enterprise level products, delivering on the convergence of NAS and SAN. We consolidated storage networking offerings of HP and Compaq into one product line with common firmware. We offer entry-level, server-based backup solutions as well as enterprise-level, automated tape libraries under the StorageWorks brand name. In the tape drive business, we offer both Super DLT as well as Ultrium tape storage drives that maximize a customer's choice of solutions to fit different environment requirements.

        Software.    In connection with product roadmap decisions following the Compaq acquisition, we adopted the HP OpenView name for all open systems management software and integrated Compaq's Telecommunications Management Information Platform (TeMIP) technology into the OpenView family. In addition, all Network and Service Provider products have been consolidated under the OpenCall product family. We continue to enhance this already strong portfolio with new solutions to address the continuing convergence of voice and data. Other significant developments during fiscal 2002 included continued development of our Utility Data Center software and our decision to stop investment in our own NetAction middleware product in favor of a focused partner strategy for providing both j2EE and, as described further below, .NET middleware stacks.

HP Services

        HPS provides a comprehensive, integrated portfolio of IT services including customer support, consulting and integration, and managed services. Customer support provides a range of services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. Customer support also manages the delivery of warranty support through its own service organization, as well as through full-service resellers and independent service companies. Consulting and integration provides services to design, build and integrate IT infrastructure. Consulting and integration also provides cross-industry solutions in areas such as customer relationship management, supply chain, e-commerce, business portals, messaging and security, as well as industry-focused solutions for financial services, telecommunications, manufacturing and the public sector. Managed services offers a range of IT management services, both comprehensive and selective, including transformational infrastructure services, client computing managed services, managed web services and application services, as well as business continuity and recovery services. HPS teams with the leading software, networking and services companies to bring complete solutions to our customers.

        HPS' primary focus areas during fiscal 2002 included:

  •
  continuing to invest in customer support as it is a strategic competitive differentiator;
  •
  realigning our consulting and integration business around focused practices and key partnerships;
  •
  growing our managed services business; and
  •
  achieving cost synergies and integration milestones.

        During the fiscal year, we made key progress against these goals. For example:

  •
  HPS grew its base of services professionals to approximately 65,000 with the acquisition of Compaq;
  •
  HPS delivered strong financial returns during fiscal 2002, due largely to the stability and profitability of our customer support business during that period; and
  •
  HPS had double-digit year-over-year revenue growth in its managed services business during the fourth quarter of fiscal 2002.

        Within the various categories of HPS, developments included the following:

        Customer Support.    Our leadership position was enhanced by combining the global services capabilities of HP and Compaq in supporting heterogeneous environments and providing mission-critical services for open, distributed IT environments. We have strong capabilities across the UNIX®, Linux and Microsoft environments. In addition, we expanded our combined ability to support our customers' entire computing environments—including products from HP and many other vendors—with the launch of our new Integrated Support offerings. By offering customers one contract and one point of accountability, we intend to reduce costs and improve service quality.

        Consulting and Integration.    During fiscal 2002, we tightened our focus on infrastructure and business technology solutions as well as on key vertical markets, including telecommunications, financial services, manufacturing and the public sector. Web services is also a key focus area for HPS. We created greater choice and flexibility for our customers by focusing on our partnerships with leading systems integrators in areas where HP does not have strong intellectual property. In addition, as the consulting and integration business was going through a period of transition and consolidation, we continued to experience significant cost improvements.

        Managed Services.    The acquisition of Compaq expanded our ability to deliver managed services, which was the fastest growing segment of the services market during fiscal 2002. In November 2002, we acquired full ownership of Intria-HP Corporation ("Intria"), a provider of IT services, which was jointly owned with Canadian Imperial Bank of Commerce ("CIBC"). In connection with our acquisition of Intria, we also entered into a multi-year contract to provide IT services to CIBC. This acquisition and outsourcing relationship with CIBC adds depth and capability to HPS, including expertise in managing complex, heterogeneous IT operating environments for customers in the financial services industry and others that demand high availability computing solutions.

Financial Services

        HPFS supports and enhances HP's global product and service solutions by providing a broad range of value-added financial service offerings that enable our customers worldwide to acquire complete IT solutions, including hardware, software and services. HPFS offerings include lease and loan financing and computing and printing utility offerings, as well as financial asset management services for large global and enterprise customers. HPFS also offers an array of specialized financial services to small and medium-sized businesses and educational and governmental customers. HPFS offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

Sales and Marketing

        We continue to manage our business and report our financial results based on the principal business segments described above. The marketing and selling of our products and services, however, are organized separately according to customer and channel types.

        Management of HP's overall consumer-related sales and marketing activities resides in IPG. Accordingly, IPG manages channel relationships with approximately 20,000 third-party retail locations for imaging and printing products, as well as other consumer products including consumer PCs. In addition, IPG also manages direct consumer sales through hp.com and through hpshopping.com, a wholly-owned subsidiary that supports online sales.

        Management of commercial sales and marketing activities is divided by channel. Management of our direct sales force and pre-sales technical consultants resides in ESG, which leads direct enterprise sales for ESG products, as well as other commercial products including commercial PCs and printers. This direct sales force is tightly integrated with a separate HPS sales force, which we maintain due to the distinct nature of selling services, but link with our enterprise sales force due to the importance of cross-selling solutions. Management of commercial reseller channels, including retailers, dealers and original equipment manufacturers, resides in PSG, which oversees channel relationships for PSG products as well as other volume channel products including industry standard servers. PSG also manages our direct distribution activities for commercial products.

        On November 1, 2002, we introduced PartnerONE, our new partner program, which replaces some 40 previous programs and spans HP's entire product and services portfolio. The program addresses resellers, systems integrators, independent software vendors and service providers in both our consumer and our commercial channels.

        The PartnerONE program is designed to drive incremental revenue by aligning partners' payments from HP with their performance and initiative, as well as to reduce administration time and complexity. For example, partners can earn rebates from HP by providing unique solutions on HP hardware and winning competitive deals. The program also is intended to help HP's partners develop demand generation and Web-enabled marketing tools, such as those for creating direct mail and e-mail promotions.

International

        Our products and services are available worldwide. We believe this geographic diversity allows us to draw on business and technical expertise from a worldwide workforce, provides stability to our operations and revenue streams to offset geographic economic trends and offers us an opportunity to exploit new markets for maturing products. In addition, we believe that future growth is dependent in part on the ability of technology companies to develop products and sales models that are able to target developing countries. Moreover, we believe that our broad geographic presence and our e-Inclusion program, which is focused on developing products and business models that will bring technology to developing countries, will give us a solid base to build upon for such future growth.

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. More than half of our overall net revenue comes from outside of the United States. A majority of our net revenue originating outside the United States was from customers other than foreign governments.

        For a discussion of risks attendant to HP's foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That Could Affect Future Results—Due to the international nature of our business, political or economic changes or other constraints could harm our future revenue, costs and expenses and financial condition" in Item 7,

"Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 8 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Research and Development

        The process of developing new high-technology products and solutions is inherently complex, uncertain and costly, and requires, among other things, innovation and accurate anticipation of customers' changing needs and emerging technological trends. Without the introduction of new products, services and enhancements, our products and services are likely to become technologically obsolete over time, in which case revenue would be materially and adversely affected. New products and services, if and when introduced, may not achieve market acceptance. After the products and services are developed, we must quickly manufacture and deliver such products and services in sufficient volumes at acceptable costs to meet demand.

        Hewlett-Packard Laboratories, also known as HP Labs, together with the various research and development groups within the four principal business segments, are responsible for our total research and development efforts.

        Expenditures for research and development in fiscal 2002 were $3.3 billion, compared to $2.7 billion in fiscal 2001 and $2.6 billion in fiscal 2000. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. As of October 31, 2002, our patent portfolio included over 17,000 patents, including over 1,400 patents received during the second half of fiscal 2002. While we believe that our patents and applications have value, in general no single patent is in itself essential to us as a whole or any of our principal business segments. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

Backlog

        We believe that backlog is not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf or channel partner inventories, the shortening of product life cycles and the relative portion of net revenue related to our service and support business. Therefore, we believe that backlog information is not material to an understanding of our overall business.

Seasonality

        General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products experience weak economic conditions that may negatively affect sales. Although we do not consider our business to be highly seasonal, we do experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, European sales are often weaker in the third calendar quarter, consumer sales are often stronger in the third and fourth calendar quarters, and customers may spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that Could Affect Future Results—Our sales cycle makes planning and inventory management difficult and future financial results less predictable" in Item 7, which is incorporated herein by reference.

Competition

        We encounter aggressive competition in all areas of our business activity. Our competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution and customer service and support. Our reputation, the ease of use of our products, the availability of multiple software applications, our Internet infrastructure offerings, and our customer training, services and support are also important competitive factors.

        The markets for each of our business segments are characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. In addition, we compete with many of our current and potential partners, including original equipment manufacturing ("OEM") partners who design, manufacture and often market their products under their own brand names. The successful management of these competitive partner relationships will continue to be critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive, and thus effectively manage financial returns with correspondingly reduced gross margins.

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

        The competitive environments in which each segment operates are described below:

        Imaging and Printing Group.    The markets for printer hardware and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. IPG's key competitors in this segment include Lexmark International Group Inc., Xerox Corporation, Seiko Epson Corporation, Sony Corporation of America and Canon USA, Inc. We are the leading imaging and printing systems provider in the world for printer hardware, printing supplies and scanning devices. We believe that our brand recognition, reputation for quality, breadth of product offerings and large customer base are important competitive advantages. We and our competitors continue to develop and market new and innovative products at competitive prices and, at any given time, may set new market standards for quality, speed and function. In recent years, we and our principal competitors have regularly lowered prices on printer hardware to reach new customers and add customer value. If these pressures are not mitigated by cost and expense reductions, our ability to maintain or build market share profitably could be adversely affected. In addition, refill and remanufactured alternatives for our supplies are available from independent suppliers and, although generally offering lower print quality, may be offered at lower prices and put pressure on our supplies sales. Two important areas for our growth include new business opportunities in digital cameras and photo printers within our imaging business and digital presses in our digital publishing business. While we encounter competitors whose current market share is greater than ours, such as Sony in cameras and Heidelberger Druckmaschinen Aktiengesellschaft in publishing, we believe we will provide important new contributions in both the home and publishing environments by providing comprehensive solutions that include data management, storage, integrated system capabilities, security, authentication and ease-of-use.

        Personal Systems Group.    The areas in which PSG operates are intensely competitive and are characterized by rapid price reductions and inventory depreciation. Our primary competitor in the branded personal computers area is Dell Computer Corporation ("Dell"), with additional competition, particularly in niche markets, from companies such as Apple Computer Inc., International Business Machines Corporation ("IBM") and Gateway Inc. We also face competition from generically-branded or "white box" manufacturers.

        Enterprise Systems Group.    The areas in which ESG operates are intensely competitive, characterized by rapid and ongoing technological innovation and price reductions. Our competitors are some of the largest, most successful companies in the world. They range from broad solutions providers such as IBM to more focused competitors such as EMC Corporation in storage, Dell in industry standard servers, and Sun Microsystems, Inc. in servers. Broad-based solutions providers benefit from their existing customer base and the breadth of their product offerings, while more focused competitors are able to concentrate their efforts on providing the most competitive product. We believe that our important competitive advantages in this segment include our broad range of server, storage and software products and our significant intellectual property portfolio and research and development capabilities, which will contribute to further enhancements of our product offerings.

        HP Services.    The principal areas in which HPS competes are customer support, consulting and integration and managed services. The support and consulting and integration markets have been under significant pressure as customers scrutinize their IT spending in response to the global economic downturn. However, the downturn also has contributed to increased use of managed services business as customers attempt to reduce their IT costs and focus their resources on their core businesses. Our key competitors in this segment include IBM Global Services and the services businesses of other technology products organizations, as well as EDS Corporation and other systems integration firms. Many of our competitors are able to offer a wide range of services through a global network of service providers, which may be larger than our own, and some of our competitors enjoy significant brand recognition. HPS teams with many services companies to extend our reach and augment our capabilities. Our competitive advantages include our global delivery organization, with a worldwide presence; our deep technical expertise; our diagnostic and IT management tools; and the flexibility and choice we offer our customers.

        HP Financial Services.    In our financing business, our competitors are captive financing companies, mainly IBM Global Financing, banks and financial institutions. We believe our competitive advantage in this business relative to banks and financial institutions is our ability to finance products, services and total solutions.

Manufacturing and Materials

        Our manufacturing operations consist of manufacturing finished products from components and subassemblies that we acquire from a wide range of vendors. In addition to our own manufacturing operations, we utilize a number of contract manufacturing ("CM") companies around the world to manufacture HP-designed products. The use of CM companies is intended to generate cost efficiencies and reduce time to market for certain HP-designed products. Some HP-branded products are manufactured by third-party OEMs. We purchase the products and resells them under the HP brand.

        We utilize two primary methods of fulfilling demand for products: building products to order ("BTO") and configuring products to order ("CTO"). BTO capabilities are employed to maximize manufacturing efficiencies by producing high volumes of basic product configurations. CTO permits configuration of units to the particular hardware and software customization requirements of certain customers. Both BTO and CTO are designed to generate cost efficiencies relating to just-in-time manufacturing, inventory management and distribution practices. Just-in-time manufacturing reduces inventory by manufacturing or taking delivery of the inventory from third-party suppliers immediately prior to the sale or distribution of products to our customers.

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines and parts for products with short life cycles (although some of these sources have operations in multiple locations). We also have a dependency upon Intel as a supplier of processors and static random access memory (RAM) and Microsoft for various software products. However, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. In addition, we have engaged manufacturers in Taiwan for the production of notebook computers. While these relationships and dependencies have not resulted in material disruptions in the past, natural disasters in Taiwan from time to time have caused temporary disruptions in communications and supplies, which did not have a material impact on our results of operations.

        Like other participants in the high technology industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. From time to time, we have experienced significant price increases and limited availability of certain components that are not available from multiple sources. At times, we have been constrained by parts availability in meeting product orders, and future constraints could have an adverse effect on our operating results. If the supply of a key material component is delayed or halted for a significant period of time, production could be curtailed, potentially resulting in an adverse effect on our business. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on gross margins but does not disrupt production. On occasion, we acquire component inventory in anticipation of supply constraints. A restoration of component availability and any resulting decline in component pricing more quickly than anticipated could have an adverse effect on our operating results.

Environment

        Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments. The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. Environmental costs are presently not material to our operations or financial position.

Employees

        We had approximately 141,000 employees worldwide as of October 31, 2002.

        Information regarding our executive officers is set forth beginning on page 129, which information is incorporated herein by reference.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.hp.com, when such reports are available on the Securities and Exchange Commission website.

ITEM 2. Properties.

        Our principal executive offices are located at 3000 Hanover Street, Palo Alto, California 94304, USA. As of October 31, 2002, we owned or leased a total of approximately 72 million square feet of space worldwide. We believe that our existing properties are in good condition and suitable for the conduct of our business.

        Our plants are equipped with machinery, most of which is owned and is in part developed by us to meet the special requirements for our manufacturing processes. At the end of fiscal 2002, we were productively utilizing the vast majority of the space in our facilities, while actively disposing of space determined to be excess.

        We anticipate that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment for continuing operations amounted to $1.7 billion in fiscal 2002, $1.5 billion in fiscal 2001 and $1.7 billion in fiscal 2000.

        As of October 31, 2002, our sales and support operations occupied approximately 20 million square feet, of which approximately 6 million square feet were located within the United States. We own 30% of the space used for sales and support activities and lease the remaining 70%.

        Our manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 52 million square feet, of which approximately 35 million square feet were located within the United States. We own 62% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 38%. None of the property we own is held subject to any material encumbrances.

        As indicated above, we have five business segments: IPG, PSG, ESG, HPS and HPFS. Because of the interrelation of these five segments, substantially all of the properties are used at least in part by each of these segments, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

        The locations of our headquarters of geographic operations at October 31, 2002 were as follows:

Headquarters of Geographic Operations

Americas	Europe, Middle East, Africa	Asia Pacific
Houston, Texas	Geneva, Switzerland	Hong Kong

         The locations of our major product development and manufacturing facilities and HP Labs at October 31, 2002 were as follows:

Product Development and Manufacturing

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories

Cupertino, Mountain View, Palo Alto, Roseville, San Diego, Santa Clara, Sunnyvale and Woodland, California

Colorado Springs, Fort Collins and Greeley, Colorado

Boise, Idaho

Indianapolis, Indiana

Corvallis, Oregon

Omaha, Nebraska

Memphis and Nashville, Tennessee

Austin, Houston and Richardson, Texas

Chester, Richmond and Sandston, Virginia

Vancouver, Washington

Aguadilla, Puerto Rico

Sao Paulo, Brazil

Guadalajara, Mexico	Grenoble, France

Boeblingen and Herrenberg, Germany

Dublin, Ireland

Amsterdam, Amersfoort and Gorinchem, The Netherlands

Barcelona, Spain

Bristol and Erskine, United Kingdom

Rehovot, Israel

 Asia Pacific

Melbourne, Australia

Shanghai, China

Bangalore, India

Singapore

	Taiwan	Palo Alto, California Littleton and Marlboro, Massachusetts Nashua, New Hampshire Grenoble, France Bangalore, India Haifa, Israel Tokyo, Japan Bristol, United Kingdom

ITEM 3. Legal Proceedings.

Pending Litigation and Proceedings

        HP v. Cooper et al. is a lawsuit filed in United States District Court in the Northern District of California on or about March 23, 1998. The Cooper defendants claim that HP's LaserJet printers infringe U.S. patent 5,424,780, which allegedly covers portions of the resolution enhancement technology employed in these printers, and seek an injunction, monetary damages and attorneys' fees and costs. Based on an opinion from outside counsel, HP believes that its LaserJet printers do not infringe the patent. The U.S. Patent Office agreed to reexamine the patent based on prior art identified by the parties. Litigation was stayed pending the outcome of the U.S. Patent Office reexamination. The U.S. Patent Office issued a reexamination certificate in July 2002, and the stay of litigation was subsequently lifted. On November 5, 2002, the parties participated in a mediation. The Cooper defendants contend that the mediation resulted in a settlement of the lawsuit, and they have filed a motion to enforce the purported settlement. HP has opposed that motion, and a hearing is scheduled for January 24, 2003. On December 11, 2002, IP Innovation LLC and Technology Licensing Corporation filed an amended complaint in United States District Court in the Northern District of Illinois naming HP as a defendant. The amended complaint alleges that HP and the other defendants have willfully infringed the same patent at issue in the Cooper lawsuit. The amended complaint in the IP Innovation lawsuit seeks an injunction, monetary damages (including enhanced damages) and attorneys' fees and costs. HP has not yet responded to the amended complaint. The Cooper defendants have filed a motion to dismiss the Cooper lawsuit in light of the filing of the IP Innovation lawsuit. HP has opposed the Cooper defendants' motion to dismiss, and a hearing on the motion is also scheduled for January 24, 2003.

        Stevens v. HP is an unfair business practices consumer class action filed in state court in Riverside County, California on or about July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in 32 additional states. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers over the past four years. The basic factual allegation of these actions is that when the affected consumer purchased HP printers they received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. HP recently obtained summary judgment against plaintiffs in the California action, which the plaintiffs are appealing. HP also obtained summary judgment in Kansas and Arizona. The matter has been certified as a class action in North Carolina state court, and a trial date has been set for June 9, 2003. The Ohio and New York litigation has been dismissed. In Connecticut, the trial court denied the plaintiffs' motion to certify a class action. In Oregon and Washington, the case has been dismissed without prejudice. The litigation is in various stages in other jurisdictions.

        Alvis v. HP is a nationwide defective product consumer class action filed in United States District Court in Jefferson County, Texas by a resident of eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in United States District Court in Jefferson County, Texas against Compaq. In May 2000 Sprung v. HP and Compaq was filed in United States District Court in the 60th Judicial District of Colorado. These actions are part of a series of similar suits filed against several computer manufacturers. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disc controller errors. That failure is alleged to result in data loss or data corruption. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, rescission and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case. Compaq has filed a petition for review by the Texas Supreme Court. The Texas Supreme Court has requested additional briefing. A class certification hearing in Alvis has been set for February 2003. The Sprung case was dismissed on May 31, 2002. In addition, HP and Compaq continue to provide information to the U.S. government and state attorneys general in California and Illinois in response to inquiries regarding floppy disk controllers in computers sold to government entities.

        On or about December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court in the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. The court is expected to hold a hearing to construe the disputed claims terms in Cornell's patent in early 2003. After reviewing the pertinent materials, HP believes that its products do not infringe the patent. Furthermore, HP believes Cornell's patent is invalid.

        A number of purported stockholder class actions were brought in 1998 against Compaq and certain present and former directors and officers of Compaq, on behalf of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. These actions were consolidated under the title Berger v. Compaq Computer Corporation, et al. on December 23, 1998 in United States District Court in Texas. The consolidated amended complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by withholding information and making misleading statements about channel inventory, factoring of receivables and Compaq marketing programs in order to inflate the price of Compaq's common stock, and further alleges that a number of individual defendants sold Compaq common stock at those purportedly inflated prices. In July 2000, the case was certified as a class action, but this action was later vacated by the Fifth Circuit Court of Appeals. Compaq reached a mediated settlement with lead plaintiffs and their attorneys in the amount of approximately $29 million, of which approximately $28 million is covered by insurance. The parties presented this settlement to the District Court for approval in June 2002. The final hearing on the fairness of the settlement was held on November 1, 2002. On November 25, 2002, the District Court entered two orders. One order approved the settlement and granted a final judgment and dismissal with prejudice. The second order awarded fees and expenses to plaintiffs' counsel. On December 17, 2002 a notice of appeal of both orders was filed.

        Digwamaji et al. v. Bank of America et al. is a purported class action lawsuit in which HP and numerous other multinational corporations have been named as defendants. It was filed on September 27, 2002 in United States District Court in the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, the Racketeer Influenced and Corrupt Organizations Act and a variety of other international laws and treaties relating to violations of human rights, war crimes and crimes against humanity. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. This matter is in the early stages of litigation, and HP is preparing its response.

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway is a suit filed in United States District Court in the Eastern District of Texas on December 16, 2002. The suit accuses HP of infringement of three patents related to cache memory: 4,899,275, 4,933,835 and 5,091,846. Intergraph seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. The complaint has not yet been served on HP.

        Two non-binding arbitration proceedings are ongoing in Germany before the arbitration board of the Patent and Trademark Office. The proceedings were brought by VerwertungsGesellschaft Wort, a collection agency representing certain copyright holders, against HP and relate to whether and to what extent copyright levies should be imposed upon certain products that enable the production of copies by private persons in accordance with copyright laws implemented in Germany. These proceedings were instituted in June 2001 and June 2002, respectively. In addition, HP may face similar proceedings in other European jurisdictions based on copyright laws implemented in those jurisdictions. The levies, if imposed, would be based upon the number of products sold in particular jurisdictions, and the per-product amounts of the levies vary. Products that are the subject of the claims in Germany include multi-function devices, personal computers and printers. Products at issue in other jurisdictions include: in Belgium, CD media and CD-writers; in Spain, CD media; in Greece, photocopiers and photocopying paper; and in Switzerland, CD media, DVD media and MP3 players. Other EU member countries that do not yet have levy schemes in place are expected to implement similar legislation. HP, other companies and various industry associations are opposing certain aspects of the levies.

        Kassin v. Agilent Technologies is a nationwide securities class action filed on November 26, 2001 in United States District Court in the Southern District of New York against Agilent Technologies, Inc. ("Agilent Technologies") and several banks and underwriters for conduct concerning the commission structure of Agilent Technologies' initial public offering ("IPO") in late 1999. A consolidated amended complaint was filed in April 2002 alleging that the defendant banks and underwriters offered Agilent Technologies IPO shares in exchange for excessive commissions and guarantees to buy more shares at an inflated price in the IPO aftermarket. This case is similar to numerous other cases filed in the United States District Court in the Southern District of New York concerning the IPO market of the late 1990s. By stipulation, the individual defendants have been dismissed from the case without prejudice. An omnibus motion to dismiss has been filed on behalf of issuer defendants. While HP is not named as a defendant in this action, HP includes the litigation in this report due to an indemnification agreement between HP and Agilent Technologies.

        HP was contacted informally by the San Francisco District Office of the Securities and Exchange Commission ("SEC") in March 2002 requesting the voluntary provision of documents and related information concerning HP's relationships and communications with Deutsche Bank and affiliated parties generally and communications regarding the solicitation of votes from Deutsche Bank and affiliated parties in connection with the Compaq acquisition. The SEC has advised HP that the inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred, nor should it be considered a reflection upon any person, entity or security. HP is fully cooperating with this inquiry.

        In April 2002 HP received a subpoena from the U.S. Attorney's Office for the Southern District of New York to produce information concerning the voting by each of Deutsche Bank and Northern Trust and their respective affiliated parties on the proposal to issue shares in connection with the Compaq acquisition. HP understands that this inquiry is in response to press accounts concerning the vote on the proposal at the HP special meeting of shareowners held on March 19, 2002. HP is fully cooperating with this inquiry.

        In May 2002 the European Commission of the European Union publicly stated that it was considering conducting an investigation into OEM activities concerning the sales of printers and supplies to consumers within the European Union. HP indicated that it would cooperate fully with any such investigation. Recently, HP was contacted by the European Commission requesting information on the printer and supplies markets. HP is fully cooperating with this inquiry.

        HP is involved in lawsuits, claims, investigations and proceedings, in addition to those identified above, consisting of patent, commercial, securities, employment and environmental matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," HP makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to the legal matters pending against it, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

Environmental

        HP is party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA. HP is also conducting environmental investigations or remediations at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. Any liability from such proceedings, in the aggregate, is not expected to be material to the operations or financial position of HP.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and the cover page of this Form 10-K, respectively, which are incorporated herein by reference. We have paid cash dividends each fiscal year since 1965. The current rate is $0.08 per share per quarter. As of December 31, 2002, there were approximately 160,800 shareowners of record. Additional information concerning dividends may be found in the following sections of this Form 10-K, which are incorporated herein by reference: "Selected Financial Data" in Item 6 and "Consolidated Statement of Cash Flows," "Consolidated Statement of Stockholders' Equity" and "Quarterly Summary" in Item 8.

Equity Compensation Plan Information

        Information regarding HP's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Executive Compensation—Equity Compensation Plan Information" in HP's Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after Registrant's fiscal year end of October 31, 2002 (the "Notice and Proxy Statement"), which information is incorporated herein by reference.

Recent Sales of Unregistered Securities

        Following its acquisition of Indigo in March 2002 and prior to the end of fiscal 2002, HP issued an aggregate of 47,892 shares of unregistered HP common stock to six former employees of Indigo upon the exercise of certain options assumed in connection with the Indigo acquisition, for an aggregate purchase price of $226,580.04. The foregoing purchases and sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

ITEM 6. Selected Financial Data.

        The following selected financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in order to understand fully factors that may affect the comparability of the financial data presented below.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data(1)(2)

	For the following years ended October 31
	2002	2001	2000	1999	1998
	In millions, except per share amounts
Net revenue	$56,588	$45,226	$48,870	$42,371	$39,330
(Loss) earnings from operations(3)	(1,012)	1,439	4,025	3,818	3,456
Net (loss) earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle(4)(5)	(923)	624	3,561	3,104	2,678
Net (loss) earnings per share from continuing operations before extraordinary item and cumulative effect of change in accounting principle:(4)(5)(6)
Basic	$(0.37)	$0.32	$1.80	$1.54	$1.29
Diluted	(0.37)	0.32	1.73	1.49	1.26
Cash dividends declared per share(6)	0.32	0.32	0.32	0.32	0.30
At year-end:
Total assets(1)	$70,710	$32,584	$34,009	$35,297	$31,708
Long-term debt	6,035	3,729	3,402	1,764	2,063

(1)
HP's consolidated financial statements and notes for all periods present the businesses of Agilent Technologies as a discontinued operation through the spin-off date of June 2, 2000. Accordingly, total assets include net assets of discontinued operations of $3,533 million at October 31, 1999 and $3,084 million at October 31, 1998. See further discussion in Notes to the Consolidated Financial Statements in Item 8. HP's consolidated financial statements include the results of Compaq from May 3, 2002, the Compaq acquisition date.

(2)
Certain reclassifications have been made to prior fiscal year balances in order to conform to the current fiscal year presentation.

(3)
(Loss) earnings from operations includes $1.8 billion of restructuring charges, $793 million of in-process research and development charges and $701 million of acquisition-related charges in fiscal 2002; $384 million of restructuring charges, $35 million of in-process research and development charges and $25 million of acquisition-related charges in fiscal 2001; and restructuring charges of $102 million in fiscal 2000 and $122 million in fiscal 1998.

(4)
Net (loss) earnings and net (loss) earnings per share from continuing operations before extraordinary item and cumulative effect of change in accounting principle include the items in Note (3) above and the following additional items before related tax effects: $106 million of net investment losses and a $14 million benefit from a litigation settlement in fiscal 2002; a $53 million net loss on divestiture, $455 million of net investment losses and $400 million from a litigation settlement in fiscal 2001; and $203 million of gains from divestitures and $41 million in net investment gains in fiscal 2000.

(5)
HP adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1, 2000. See further discussion in Note 1 to the Consolidated Financial Statements in Item 8.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP's Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Business Combinations

        We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, as well as in-process research and development ("IPR&D"), based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by HP include customer contracts, developed and core technology and the Compaq trade name. The fair values assigned to the identified intangible assets are discussed in detail in Note 3 to the Consolidated Financial Statements in Item 8.

        Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop IPR&D into commercially viable products and estimating cash flows from projects when completed; Compaq brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in HP's product portfolio; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

        Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 11 to the Consolidated Financial Statements in Item 8. In addition, liabilities to restructure the pre-acquisition HP and pre-acquisition Compaq organizations, including the termination of employees, are subject to change as management continues its assessment of operations and executes the approved plan. For a description of valuation assumptions and estimates relating to the Compaq acquisition and certain other acquisitions, see Notes 3 and 4 to the Consolidated Financial Statements in Item 8.

Valuation of Long-Lived Assets Including Goodwill and Purchased Intangible Assets

        We review property, plant and equipment, goodwill and purchased intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill and purchased intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

Revenue Recognition

        We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how the price should be allocated among the deliverable elements if there are multiple deliverables, whether undelivered elements are essential to the functionality of delivered elements, and when to recognize revenue. We recognize revenue for delivered elements only when the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, no significant obligations remain, and the fair value of each undelivered element is known. Changes in the allocation of the sales price between deliverables might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

        We recognize revenue and profit as work progresses on long-term, fixed price consulting contracts using the percentage-of-completion method. When applying the percentage-of-completion method, we rely on estimates of total expected contract revenue and costs. We follow this method because reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenue and profit are subject to revisions as the contract progresses to completion. Revisions to revenue and profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Allowance for Doubtful Accounts

        We evaluate the collectibility of our trade and financing receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer, macroeconomic considerations and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventory

        Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. The business environment in which we operate is subject to rapid changes in technology and customer demand. We perform a detailed assessment of inventory by segment each period, which includes a review of, among other factors, demand requirements, product life cycle and development plans, component cost trends, product pricing and quality issues. Based on this analysis, we record adjustments to inventory for excess, obsolescence or impairment, when appropriate, to reflect inventory at net realizable value. Revisions to our inventory adjustments may be required if actual demand, component costs or product life cycles differ from our estimates.

Warranty Provision

        We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is affected by ongoing product failure rates, specific product class failures outside of our baseline experience, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. We evaluate our warranty obligations on a segment basis.

Retirement Benefits

        Our employee pension and other post-retirement benefit (i.e., health care and life insurance) costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include health care cost trend rates, salary growth, long-term return on plan assets, discount rates and other factors. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical results of the portfolio and management's expectation of the current economic environment. We base the discount rate assumption on current investment yields on AA-rated corporate long-term bond yields. Our key assumptions are described in further detail in Note 15 to the Consolidated Financial Statements in Item 8. Actual results that differ from our assumptions are accumulated and amortized over the future working life of the plan participants. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and other post-retirement benefits costs and obligations.

Investment in Debt and Equity Securities

        We monitor our investment portfolio for impairment on a periodic basis. Our investment portfolio includes equity and debt investments in publicly-traded and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates; liquidation values; the values of recent rounds of financing; and quoted market prices of comparable public companies. In order to determine whether a decline in value is other than temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry; the company's relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Taxes on Earnings

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

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed.

RESULTS OF OPERATIONS

Overview

Acquisition of Compaq Computer Corporation

        On May 3, 2002, we acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers. As a result, the fluctuations in the operating results of HP and its segments in fiscal 2002 as compared to the historical fiscal 2001 and fiscal 2000 results are due generally to the acquisition of Compaq. The historical results section below presents a discussion of our consolidated operating results using the historical results of HP prepared in accordance with generally accepted accounting principles ("GAAP") for the years ended October 31, 2002, 2001 and 2000, including Compaq's results of operations from May 3, 2002 (the acquisition date). In order to provide additional information relating to our operating results, we also present a discussion of our consolidated operating results as if HP and Compaq had been a combined company in fiscal 2002 and fiscal 2001. We have included this additional information in order to provide further insight into our operating results, prior period trends and current position. This supplemental information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which are described in more detail in Note 3 to the Consolidated Financial Statements in Item 8. Due to different fiscal period-ends for HP and Compaq, Compaq's results for the prior quarters ended December 31, March 31, June 30 and September 30 have been combined with HP's results for the fiscal quarters ended January 31, April 30, July 31 and October 31.

        The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. The discussion of our segment operating results is presented on a historical basis for the years ended October 31, 2002, 2001 and 2000, including Compaq's results of operations from May 3, 2002 (the acquisition date). In order to provide additional information relating to our segment operating results, we also present a discussion of our segment operating results as if HP and Compaq had been a combined company in fiscal 2002 and fiscal 2001. This supplemental information is presented in a manner consistent with the supplemental disclosures included in consolidated operating results discussion. The combined company segment discussions also present certain product category fluctuations highlighted at the combined company consolidated level.

Spin-off of Agilent Technologies

        Our consolidated financial statements for all periods present the businesses of Agilent Technologies as a discontinued operation through the spin-off date of June 2, 2000. Unless otherwise indicated, the following discussion relates to HP's continuing operations.

Historical Results

        The following discussion compares the historical results of operations on a GAAP basis for the years ended October 31, 2002, 2001 and 2000. These results include Compaq's results of operations from May 3, 2002 (the acquisition date). Results of operations in dollars and as a percentage of net revenue were as follows:

For the following years ended October 31 Dollars in millions	2002		2001		2000
Net revenue	$56,588	100.0%	$45,226	100.0%	$48,870	100.0%
Gross margin(1)	15,009	26.5%	11,731	25.9%	13,824	28.3%
Research and development	3,312	5.9%	2,724	6.0%	2,627	5.4%
Selling, general and administrative	9,033	16.0%	6,950	15.3%	6,984	14.3%
Restructuring charges	1,780	3.1%	384	0.8%	102	0.2%
In-process research and development charges	793	1.4%	35	0.1%	—	—
Acquisition-related charges	701	1.2%	25	0.1%	—	—
Amortization of purchased intangible assets and goodwill	402	0.7%	174	0.4%	86	0.2%

(Loss) earnings from operations	(1,012)	(1.8)%	1,439	3.2%	4,025	8.2%
Interest and other, net	52	0.1%	171	0.4%	356	0.8%
Net (loss) gain on divestitures	—	—	(53)	(0.1)%	203	0.4%
Net investment (losses) gains	(106)	(0.2)%	(455)	(1.0)%	41	0.1%
Litigation settlements	14	—	(400)	(0.9)%	—	—

(Loss) earnings from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes	(1,052)	(1.9)%	702	1.6%	4,625	9.5%
(Benefit from) provision for taxes	(129)	(0.3)%	78	0.2%	1,064	2.2%

Net (loss) earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(923)	(1.6)%	624	1.4%	3,561	7.3%
Net earnings from discontinued operations	—	—	—	—	136	0.3%
Extraordinary item—gain on early extinguishment of debt, net of taxes	20	—	56	0.1%	—	—
Cumulative effect of change in accounting principle, net of taxes	—	—	(272)	(0.6)%	—	—

Net (loss) earnings	$(903)	(1.6)%	$408	0.9%	$3,697	7.6%

(1)
Gross margin is defined as total net revenue less cost of products, cost of services and financing interest.

Net Revenue

        Net revenue increased 25% in fiscal 2002 to $56.6 billion. U.S. revenue in fiscal 2002 increased 24% to $23.3 billion, while international revenue in fiscal 2002 grew 26% to $33.3 billion. Foreign currency fluctuations did not have a material impact on HP consolidated revenue growth in fiscal 2002 due to relatively stable exchange rates of the significant foreign currencies in which we generated revenue. The net revenue increase is attributable primarily to our acquisition of Compaq at the beginning of May 2002. Net revenue growth in IPG also contributed to the increase, particularly due to growth in printer supplies that resulted from a rise in volume due to the continued expansion of the printer hardware installed base. However, these effects were partially offset by a decline in sales volumes across many product categories due to the ongoing global economic downturn as well as a competitive environment, particularly in the PC and server businesses. In addition, we experienced a shift in sales mix to lower-priced products, particularly in printer hardware, industry standard servers and workstations. Sales volumes also declined due to a consolidation of product offerings as a result of post-acquisition product roadmap decisions in industry standard servers, commercial PCs, storage and personal appliances.

        In fiscal 2001, net revenue declined 7% to $45.2 billion. U.S. revenue in fiscal 2001 declined 13% to $18.8 billion, while international revenue in fiscal 2001 decreased 3% to $26.4 billion. On a foreign currency-adjusted basis, net revenue declined 3% year-over-year. The foreign currency effect in fiscal 2001 was due primarily to the weakening of the euro. The global economic downturn contributed significantly to the decline in both U.S. and international revenue in fiscal 2001, as sales volumes declined across many product categories. Revenue from printer hardware and PCs declined primarily as a result of decreases in volume. Printer hardware revenue also was affected by a shift in sales mix into the sub-$150 printer market. Business critical and industry standard servers also contributed slightly to the year-over-year decline. These decreases were partially offset by growth in printer supply revenue. In addition, ongoing competitive pricing pressures affected revenue performance in many of our product categories, particularly for commercial and consumer PCs and printer hardware.

Gross Margin

        Gross margin as a percentage of net revenue was 26.5% in fiscal 2002 compared to 25.9% in fiscal 2001. The 0.6 percentage point gross margin increase was the result primarily of a higher gross margin in IPG. Fiscal 2002 gross margin also was impacted positively by effective overall cost management and by cost reductions resulting from workforce reductions. In addition, although HP recorded inventory-related charges in fiscal 2002 that related primarily to product roadmap decisions associated with the acquisition of Compaq, these charges were $180 million lower than the inventory-related charges recorded in fiscal 2001. Partially offsetting the improvement in gross margin was lower gross margin in ESG, as well as a product mix shift, including the impact of the addition of Compaq products beginning in the third quarter of fiscal 2002. Further moderating the overall improvement in gross margin were declines in sales volumes across many product categories due to continued economic weakness and a competitive pricing environment.

        Gross margin as a percentage of net revenue was 25.9% in fiscal 2001 compared to 28.3% in fiscal 2000. The 2.4 percentage point decrease in the gross margin ratio in fiscal 2001 resulted primarily from declines in IPG, ESG and PSG, which declined 0.9, 0.5 and 0.4 percentage points, respectively, on a weighted basis. Overall, in fiscal 2001 gross margins were impacted negatively by a significant decline in sales volumes across many product categories resulting from the global economic downturn and increased inventory-related charges in response to this downturn. The increase of $336 million in inventory-related charges mainly impacted our Inkjet, digital imaging and personal appliances businesses. In addition, printer hardware and digital imaging were impacted unfavorably by a continuing shift to lower-priced products in response to customer demand, while the server and financing businesses also slightly contributed to the overall gross margin decrease. These gross margin declines were partially offset by an improved gross margin in printer supplies.

Operating Expenses

        Research and Development

        Research and development expense as a percentage of net revenue was 5.9% in fiscal 2002 compared to 6.0% in fiscal 2001. Research and development expense increased 22% in fiscal 2002. The inclusion of Compaq since its acquisition in May 2002 accounted for substantially all of the increase in research and development expense. The remainder of the increase resulted from our continuing investment in printer hardware and supplies and digital imaging products, as well as higher company performance bonuses compared to fiscal 2001. The increase in expense was mitigated by our workforce reduction efforts and expense control measures.

        Research and development expense as a percentage of net revenue was 6.0% in fiscal 2001 compared to 5.4% in fiscal 2000. Research and development expense increased 4% in fiscal 2001. Continued investment in server products within ESG was partially offset by lower research and development spending in HPS and IPG as a result of focused spending in key areas and expense reductions in less strategic programs. In addition, company-wide actions taken by management throughout the year to control expenses, including the restructuring actions undertaken in fiscal 2001, moderated research and development expense growth in fiscal 2001.

        Selling, General and Administrative

        Selling, general and administrative expense as a percentage of net revenue was 16.0% in fiscal 2002 compared to 15.3% in fiscal 2001. Selling, general and administrative expense increased 30% in fiscal 2002 compared to the prior year. The inclusion of Compaq since its acquisition in May 2002 accounted for the majority of the increase in selling, general and administrative expense mitigated in part by declines resulting from our workforce reduction efforts and expense control measures. In addition, higher company performance bonuses in fiscal 2002 compared to fiscal 2001 contributed approximately 2 percentage points of the increase in expense, offset by a 1 percentage point decrease from lower bad debt expense.

        Selling, general and administrative expense as a percentage of net revenue was 15.3% in fiscal 2001 compared to 14.3% in fiscal 2000. Selling, general and administrative expense decreased less than 1% in fiscal 2001. Company-wide actions taken by management throughout the year to control expenses, including the restructuring actions undertaken in fiscal 2001, were partially offset by a $172 million increase in bad debt reserves and write-offs in our financing portfolio due to weakened economic conditions.

        Restructuring Charges

        In connection with the acquisition of Compaq, HP's management initiated and during the third and fourth quarters approved plans to restructure the operations of pre-acquisition HP to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, we recorded approximately $1.8 billion of costs associated with these restructuring plans in fiscal 2002. These costs were accounted for under Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and have been included as a charge to the results of operations for the year ended October 31, 2002. Management also approved plans to restructure the operations of pre-acquisition Compaq. In connection with these plans, we recorded approximately $960 million of restructuring costs for items similar to those described above for HP. These costs are accounted for under EITF Issue No. 95-3,

"Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Compaq. Of the total expected $3 billion of annual cost synergies associated with the Compaq acquisition, which are anticipated to be fully realized in fiscal year 2004, approximately $2 billion of the savings are the result of these restructuring plans. These savings are expected to reduce product and service cost of sales resulting from combined procurement activities and operating expenses related to leveraging our labor and facilities costs.

        The fiscal 2002 charge of $1.8 billion to restructure the pre-acquisition HP organization consisted mainly of severance, early retirement costs and other employee benefits, non-inventory asset impairment charges, and other related restructuring activities. The severance, early retirement costs, and other employee benefits related to the planned early retirement or termination of 8,600 employees worldwide across many regions, business functions and job classes. As of October 31, 2002, approximately 6,400 employees were included in the workforce reduction program, had retired or had been terminated, and payments of approximately $255 million had been made. Benefits of approximately $215 million have been or will be paid through post-retirement and pension plans for retiring employees. Additionally, approximately $104 million of the charge is non-cash and relates primarily to net pension and post-retirement settlement and curtailment losses. We expect to pay the remaining balance of the severance accrual within fiscal 2003. The non-inventory asset impairment of $546 million for goodwill and purchased intangible assets was due primarily to product roadmap decisions made in conjunction with the Compaq acquisition that led to the elimination of substantially all of our middleware and storage virtualization offerings acquired in fiscal 2001. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities and the cost of exiting certain contractual obligations.

        As discussed in Note 18 to the Consolidated Financial Statements in Item 8, restructuring charges are not allocated to our segments. However, our restructuring plans and actions were undertaken to streamline our business operations, and, as such, of the total $2.7 billion of restructuring costs recorded in fiscal 2002, $1.2 billion, $510 million, $421 million and $76 million is attributable to actions taken in ESG, HPS, PSG and IPG, respectively. The remaining $497 million relates to actions taken in our shared services and infrastructure functions.

        In fiscal 2001, management approved restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business infrastructure. We recorded a restructuring charge of $384 million in fiscal 2001 to reflect these actions. The fiscal 2001 charge consisted of severance and other employee benefits related to the termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. We recorded additional restructuring charges of $21 million in fiscal 2002 to reflect adjustments to the expected severance cost of our fiscal 2001 restructuring plans. As of October 31, 2002, substantially all of these employees were terminated, and we had paid $394 million of the accrued costs.

        In fiscal 2000, management approved an enhanced early retirement ("EER") program designed to balance the workforce based on our long-term business strategy. We offered approximately 2,500 U.S. employees the opportunity to retire early and receive an enhanced payout, and approximately 1,300 employees accepted the offer. Accordingly, we recorded a restructuring charge of $71 million, consisting of $95 million of severance and $5 million of other employee benefits offset by $29 million of related pension and post-retirement settlement and curtailment gains. In addition to the EER program, we incurred $31 million of other restructuring charges during fiscal 2000 related to various site shutdowns resulting from strategic management decisions. All amounts relating to the EER program had been paid by October 31, 2001.

        In-Process Research and Development Charges

        In fiscal 2002, we recorded IPR&D charges of $735 million in connection with the acquisition of Compaq and $58 million in connection with the acquisition of Indigo. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses existed. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

        In fiscal 2001, we recorded IPR&D charges of $35 million related primarily to our middleware and storage virtualization offerings that were acquired in that year.

        Acquisition-Related Charges

        We incurred acquisition-related charges of $701 million in fiscal 2002 and $25 million in fiscal 2001. The fiscal 2002 charge related to the acquisition of Compaq and consisted primarily of costs incurred for employee retention bonuses, advertising, proxy solicitation costs, consulting services and other professional fees. The fiscal 2001 charge included charges related primarily to the unsuccessful bid for the PricewaterhouseCoopers consulting business.

        Amortization of Purchased Intangible Assets and Goodwill

        Goodwill related to acquisitions that occurred prior to July 1, 2001 and purchased intangible assets are amortized over their estimated useful lives, generally two to ten years. Amortization expense was $402 million in fiscal 2002, $174 million in fiscal 2001 and $86 million in fiscal 2000. The increase in fiscal 2002 was due to purchased intangible assets from the Compaq and Indigo acquisitions. Goodwill related to acquisitions that occurred after June 30, 2001 is not amortized under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Effective November 1, 2002, HP adopted the remaining portion of SFAS No. 142. Accordingly, goodwill will be reviewed for impairment at least annually.

Post-Retirement Benefit Costs

        Future effects of post-retirement benefit plans on our operating results depend on a number of factors, including our assumptions of health care cost trend rates, salary growth, long-term return on plan assets and discount rates. Changes to our assumptions as of October 31, 2002 include a decrease in the long-term rate of return on assets, a decrease in the discount rate, a decrease in the average rate of salary increases and an increase in health care cost trend rates. We expect the addition of pre-acquisition Compaq employees to our pension and post-retirement benefit plans on January 1, 2003, the difference between actual portfolio performance and historical assumptions, changes to assumptions at October 31, 2002 and the convergence of Compaq's existing plans to HP's accounting policies to result in an overall increase in our net periodic pension and post-retirement benefit costs of approximately $450 million in fiscal 2003.

Interest and Other, Net

        Interest and other, net decreased $119 million in fiscal 2002 from fiscal 2001 and decreased $185 million in fiscal 2001 from fiscal 2000. The decline in fiscal 2002 was attributable primarily to higher costs associated with our foreign currency forward contracts coupled with an increase in unhedged losses on foreign currency exposure on balance sheet remeasurement. The unhedged losses were the result primarily of the strengthening of the dollar against Latin American currencies. The fiscal 2002 decline also resulted, to a lesser extent, from decreased interest income due to lower interest rates on cash and investments offset in part by lower interest expense on debt. The fiscal 2001 decline was due primarily to a decrease in interest income resulting from lower interest rates on cash and investments and lower average cash and investment balances compared to fiscal 2000. Most of the remainder of the fiscal 2001 decline was due to an increase in interest expense as a result of higher average debt balances, partially offset by lower interest rates.

Net (Loss) Gain on Divestitures

        In fiscal 2001, we incurred a net loss on divestures of $53 million. The net loss consisted of a $131 million loss on the sale of our VeriFone, Inc. subsidiary, partially offset by a gain of $78 million on the sale to Ericsson of HP's remaining interest in the Ericsson-HP Technology joint venture. In fiscal 2000, we recorded a net gain on divestitures of $203 million, consisting of gains on the sale of non-strategic businesses, as well as the gain on the sale to Ericsson of a portion of HP's interest in the Ericsson-HP Technology joint venture.

Net Investment (Losses) Gains

        Due to the economic downturn, the declines in value of certain investments in emerging technology companies were determined to be other than temporary. Accordingly, we recorded net investment losses of $106 million in fiscal 2002 and $455 million in fiscal 2001 on our investments in both publicly-traded as well as privately-held emerging technology companies. The fiscal 2001 net investment losses consisted of a $471 million impairment loss offset by $16 million of realized gains on the sale of equity securities. In fiscal 2000, we recorded $41 million of net gains on investments, representing gains on sales of equity investments of $104 million, partially offset by impairment losses of $63 million.

        Our investment portfolio includes equity and debt investments in publicly-traded and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. Depending on market conditions, we may incur additional charges on our investment portfolio in the future.

Litigation Settlements

        In July 2001, we signed a definitive agreement with Comdisco, Inc. ("Comdisco") to acquire substantially all of Comdisco's business continuity services business. The agreement was subject to the bankruptcy court sales process and related approvals. In November 2001, the bankruptcy court announced that we were not selected as the winning bidder to acquire Comdisco's business continuity services business. In the third quarter of fiscal 2002, we received $14 million in a settlement related to the termination of the definitive agreement.

        In June 2001, HP and Pitney Bowes Inc. ("Pitney Bowes") announced they had entered into agreements that resolved all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash in June 2001. For further discussion of this agreement, see Note 17 to the Consolidated Financial Statements in Item 8.

(Benefit from) Provision for Taxes

        Our effective tax rate differs from the U.S. federal statutory rate of 35% generally due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. These benefits were partially offset in these years by non-deductible charges for amortization of goodwill, IPR&D and certain other acquisition-related charges. For a reconciliation of our effective tax rate to the federal statutory rate, see Note 11 to the Consolidated Financial Statements in Item 8.

        HP's effective tax benefit rate from continuing operations was 12% in fiscal 2002. HP's effective tax provision rates from continuing operations were 11% in fiscal 2001 and 23% in fiscal 2000. In addition to the impact of benefits from lower-tax jurisdictions, the effective tax benefit rate in fiscal 2002 was below the statutory rate because of the impact of non-deductible items, primarily IPR&D, goodwill and acquisition costs. The effective tax rates in fiscal 2001 and fiscal 2000 were below the statutory rate primarily because of the mix of earnings in lower-tax rate jurisdictions, partially offset by non-deductible goodwill and, in fiscal 2001, non-deductible acquisition-related costs and IPR&D.

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

Extraordinary Item

        In December 2000, the Board of Directors authorized a repurchase program for our zero-coupon subordinated convertible notes due in 2017. Under the repurchase program, we have repurchased the notes from time to time at varying prices. In fiscal 2002, we repurchased $257 million in face value of the notes with a book value of $158 million for an aggregate purchase price of $127 million, resulting in an extraordinary gain on the early extinguishment of debt of $20 million (net of related taxes of $11 million). In fiscal 2001, we repurchased $1.2 billion in face value of the notes with a book value of $729 million for an aggregate purchase price of $640 million, resulting in an extraordinary gain on the early extinguishment of debt of $56 million (net of related taxes of $33 million).

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

Combined Company Results

        As previously described, the following discussion includes the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of fiscal 2001. Due to different historical fiscal period ends for HP and Compaq, the results for the year ended October 31, 2002 combine the results of HP for the year ended October 31, 2002 and the historical quarterly results of Compaq for the six-month period ended March 31, 2002 and for the period May 3, 2002 (the acquisition date) to October 31, 2002. The combined company results for the year ended October 31, 2001 combine the historical results of HP for the year ended October 31, 2001 and the historical quarterly results of Compaq for the twelve-month period ended September 30, 2001. Adjustments have been made to the combined results of operations primarily to reflect amortization of purchased intangible assets as if the acquisition had occurred at the beginning of the periods presented.

        Results of operations for the combined company, in dollars and as a percentage of net revenue, were as follows:

For the following years ended October 31 Dollars in millions	2002		2001
Net revenue	$72,346	100.0%	$81,105	100.0%
Gross margin	18,336	25.3%	19,730	24.3%
Research and development	3,890	5.4%	4,115	5.1%
Selling, general and administrative	11,455	15.7%	12,709	15.6%
Restructuring charges	1,780	2.5%	1,040	1.3%
In-process research and development charges	793	1.1%	35	—
Acquisition-related charges	772	1.1%	33	—
Amortization of purchased intangible assets and goodwill	664	0.9%	698	0.9%

(Loss) earnings from operations	(1,018)	(1.4)%	1,100	1.4%
Interest and other, net	20	—	294	0.4%
Net (loss) gain on divestitures	—	—	(53)	(0.1)%
Net investment (losses) gains	(100)	(0.1)%	(2,603)	(3.2)%
Litigation settlements	14	—	(400)	(0.5)%

(Loss) earnings before extraordinary item and cumulative effect of change in accounting principles and taxes	(1,084)	(1.5)%	(1,662)	(2.0)%
(Benefit from) provision for taxes	(136)	(0.2)%	(617)	(0.7)%

Net (loss) earnings before extraordinary item and cumulative effect of change in accounting principles	(948)	(1.3)%	(1,045)	(1.3)%
Extraordinary item—gain on early extinguishment of debt, net of taxes	20	—	56	0.1%
Cumulative effect of changes in accounting principles, net of taxes	—	—	(492)	(0.6)%

Net (loss) earnings	$(928)	(1.3)%	$(1,481)	(1.8)%

Net Revenue

        On a combined company basis, net revenue declined 11% in fiscal 2002 to $72.3 billion. U.S. revenue declined 8% in fiscal 2002 to $29.1 billion, while international revenue decreased 13% to $43.2 billion. Ongoing weakness in the global economy and a competitive environment contributed significantly to the decline in both U.S. and international revenue. Foreign currency fluctuations did not have a material impact on HP's consolidated combined company revenue in fiscal 2002 due to relatively stable exchange rates of the significant foreign currencies in which we generated revenue during the period.

        In fiscal 2002, combined company net revenue declined in each of our business segments, except IPG, compared to fiscal 2001. Net revenue decreased primarily in PSG, which declined 18%, and ESG, which declined 20%, while HPS declined 3% and HPFS declined 2%. These decreases were offset in small part by IPG, which increased 4%. In fiscal 2002, on a weighted basis, the PC business (both desktop and notebook PCs) accounted for 5 percentage points, servers (both industry standard servers and business critical servers) accounted for 4 percentage points, and consulting and integration, storage, personal appliances and printer hardware each accounted for 1 percentage point of the overall 11% net revenue decrease. These decreases were partially offset by a 2 percentage point increase, on a weighted basis, in printer supplies.

        Overall, combined company net revenue for fiscal 2002 was impacted negatively by a decline in sales volumes across many product categories due to the ongoing global economic downturn and a competitive environment. A shift in sales mix to lower-priced products, particularly for printer hardware, the PC business, industry standard servers and workstations, also contributed to the decrease in revenue. Additionally, the decline in revenue reflected a consolidation of product offerings as a result of post-acquisition product roadmap decisions in industry standard servers, commercial PCs, storage and personal appliances. These declines were mitigated in part by net revenue growth in printer supplies resulting from a rise in volume due to continued expansion of the printer hardware installed base.

Gross Margin

        Combined company gross margin as a percentage of combined company net revenue was 25.3% in fiscal 2002 compared to 24.3% in fiscal 2001. The increase in gross margin for fiscal 2002 was the result primarily of improved gross margins in IPG and, to a lesser extent, PSG. These improvements were partially offset by a gross margin decrease in ESG.

        Of the 1.0 percentage point increase in the combined company gross margin for fiscal 2002, on a weighted basis, IPG products accounted for 2 percentage points of the increase while PSG products accounted for 0.5 percentage points of the increase on a weighted basis. These improvements were partially offset by a 1.5 percentage point decrease, on a weighted basis, in the gross margin from ESG products. The gross margin improvement in IPG products was the result of manufacturing efficiencies and favorable currency impacts, primarily on yen-based component procurement contracts, as well as approximately $290 million lower inventory and fixed asset charges relative to fiscal 2001. The overall gross margin increase was also attributable to a mix shift toward printer supplies, which have gross margins that are higher than the company average. Gross margin improvement in PSG products resulted from strong demand for higher-margin retail notebook PCs. The gross margin deterioration in ESG products primarily reflected obsolescence and unabsorbed fixed costs for industry standard servers due to product roadmap decisions. Additionally, our server categories were impacted unfavorably by competitive pricing and a mix shift to low-end products.

Operating Expenses

Research and Development

        Combined company research and development expense as a percentage of combined company net revenue was 5.4% in fiscal 2002 compared to 5.1% in fiscal 2001. Research and development expense decreased by 5% in fiscal 2002. In fiscal 2002, research and development expense decreased in each of our business segments, except for IPG, which increased by 9%. This increase in research and development spending was a result of continued investment in printer hardware, supplies and digital imaging products. Overall, the decrease in research and development expense in fiscal 2002 was the result primarily of our workforce reduction efforts and expense control measures, moderated by higher company performance bonuses relative to fiscal 2001.

Selling, General and Administrative

        Combined company selling, general and administrative expense as a percentage of combined company net revenue was 15.7% in fiscal 2002 and 15.6% in fiscal 2001. Selling, general and administrative expense decreased by 10% in fiscal 2002. Overall, the decrease in selling, general and administrative expense in fiscal 2002 was attributable mainly to our workforce reduction efforts, expense control measures and lower bad debt expense, partially offset by higher company performance bonuses relative to fiscal 2001.

Restructuring Charges

        On a combined company basis, we recorded restructuring charges of $1.8 billion in fiscal 2002 and $1.0 billion in fiscal 2001. A discussion of the fiscal 2002 and fiscal 2001 charges recorded by HP is included in the historical results presentation above.

        In fiscal 2001, in addition to the charges recorded by HP, Compaq's management approved restructuring plans to realign its organization and reduce operating costs. Compaq implemented significant changes in its business model and supply chain operations. These actions were designed to simplify product offerings, derive greater internal operating efficiencies, lower order cycle time, reduce channel inventory and improve account and order management. Compaq also consolidated certain functions within its global business units and reduced administrative functions. Accordingly, Compaq planned to terminate approximately 8,500 employees worldwide in connection with the plans. Restructuring charges of $656 million were expensed in fiscal 2001. During December 2001, Compaq reversed excess reserves of $68 million for employee separation costs accrued in conjunction with the fiscal 2001 plans and expensed an additional charge of approximately the same amount for additional reductions of 1,400 employee positions as approved by management to help it better meet its objectives of realigning its organization and reducing operating costs. Employee separation benefits under each plan were similar and included severance, medical and other benefits. Employee separations under the fiscal 2001 plans were substantially completed by March 31, 2002.

In-Process Research and Development Charges

        As discussed above in the historical results presentation, in fiscal 2002, HP recorded IPR&D charges totaling $793 million in connection with the acquisitions of Compaq and Indigo. In fiscal 2001,

HP recorded IPR&D charges of $35 million, related primarily to our middleware and storage virtualization product offering acquisitions.

Acquisition-Related Charges

        In connection with the Compaq acquisition, the combined company incurred acquisition-related charges of $772 million in fiscal 2002, which consisted primarily of costs incurred for employee retention bonuses, advertising, proxy solicitation costs, consulting services and other professional fees. Acquisition-related charges were $33 million in fiscal 2001 and related primarily to the unsuccessful bid for the PricewaterhouseCoopers consulting business and Compaq acquisition-related charges.

Amortization of Purchased Intangible Assets and Goodwill

        Goodwill related to acquisitions that occurred prior to July 1, 2001 and purchased intangible assets are amortized over their estimated useful lives, generally two to ten years. On a combined company basis, amortization expense was $664 million in fiscal 2002 and $698 million in fiscal 2001. Goodwill related to acquisitions that occurred after June 30, 2001 is not amortized in accordance with SFAS No. 142.

Post-Retirement Benefit Costs

        Future effects of post-retirement benefit plans on our operating results depend on a number of factors, including our assumptions of health care cost trend rates, salary growth, long-term return on plan assets and discount rates. Changes to our assumptions as of October 31, 2002 include a decrease in the long-term rate of return on assets, a decrease in the discount rate, a decrease in the average rate of salary increases and an increase in health care cost trend rates. We expect the addition of pre-acquisition Compaq employees to our pension and post-retirement benefit plans on January 1, 2003, the difference between actual portfolio performance and historical assumptions, changes to assumptions at October 31, 2002 and the convergence of Compaq's existing plans to HP's accounting policies to result in an overall increase in our net periodic pension and post-retirement benefit costs of approximately $400 million in fiscal 2003 on a combined company basis.

Interest and Other, Net

        On a combined company basis, interest and other, net decreased $274 million in fiscal 2002. In addition to the items discussed in the historical results above, interest and other, net declined an additional $155 million on a combined company basis primarily due to higher interest income earned in the prior year associated with Compaq's investment activities in fiscal 2001.

Net (Loss) Gain on Divestitures

        In fiscal 2001, on a combined company basis, we incurred a net loss on divestures of $53 million, as more fully discussed in the historical results presentation above.

Net Investment (Losses) Gains

        On a combined company basis, net investment losses were $100 million in fiscal 2002 and $2.6 billion in fiscal 2001. In addition to the items discussed in the historical results presentation above, the fiscal 2001 loss included $2.1 billion of impairment charges associated with Compaq's investments, including a $1.8 billion impairment in CMGI, Inc. that was judged to have experienced an other than temporary decline in value.

Litigation Settlements

        In fiscal 2002 we recorded a litigation settlement gain of $14 million and, in fiscal 2001 we recorded a litigation settlement expense of $400 million, as more fully discussed above in the historical results presentation.

(Benefit from) Provision for Taxes

        On a combined company basis, HP's effective tax rate was a benefit of 13% in fiscal 2002 and 37% in fiscal 2001. HP's effective tax rate differed from the U.S. federal statutory rate of 35% in fiscal 2002 due to the impact of non-deductible items, primarily IPR&D, goodwill and acquisition-related costs.

Extraordinary Item

        The extraordinary item of $20 million in fiscal 2002 and $56 million in fiscal 2001 reflects the gain on the early extinguishment of debt under our repurchase program for our zero-coupon subordinated convertible notes due in 2017. This program is more fully described in the historical results discussion above.

Cumulative Effect of Changes in Accounting Principles

        As discussed above in the historical results presentation, fiscal 2001 includes a cumulative effect of change in accounting principle of $272 million in connection with HP's adoption of SAB 101 in the fourth quarter of fiscal 2001, retroactive to November 1, 2000.

        The remaining balance of the cumulative effect of change in accounting principles in fiscal 2002 was the result of Compaq's adoption in January 2001 of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which was issued by the EITF in November 2001. Compaq's adoption of EITF Issue No. 01-9 resulted in a change in method of accounting for certain sales incentive offerings. Historically, Compaq recognized certain incentives at the time an obligation was incurred, which generally occurred upon completion of qualifying sales transactions by Compaq's direct or indirect customers. EITF Issue No. 01-9 requires such discounts to be recognized at the later of the date the sales incentive is offered or the date at which the related revenue is recognized. The effects of adopting EITF Issue No. 01-9 have been included in the combined company results beginning January 1, 2001.

Segment Information

        Segment financial data for the years ended October 31, 2001 and 2000 has been restated to reflect changes in HP's organizational structure and allocation methodology that occurred in the first and third quarters of fiscal 2002. These changes included: the movement of the PC business and workstations from the Computing Systems segment to PSG; the movement of servers, storage and software from Computing Systems to ESG; and the movement of personal appliances from All Other to PSG. In addition, HPFS was moved from the IT Services segment to a separate reporting segment. The remaining businesses of IT Services became HPS. The acquisition of Compaq did not result in additional reporting segments. A detailed description of the products and services, as well as financial data, for each segment can be found in Note 18 to the Consolidated Financial Statements in Item 8. The four principal reportable segments disclosed in this document are based on HP's management organizational structure as of October 31, 2002. Separate segment reporting has also been included for HPFS, which is included in ESG's organizational structure, due to the distinct nature of this business.

Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Historical Results

        The historical results discussions below include the historical results of each of HP's segments in fiscal 2002, 2001 and 2000, including Compaq's results of operations from May 3, 2002 (the acquisition date). The fluctuations in the segment operating results of HP in fiscal 2002 as compared to fiscal 2001 were due generally to the acquisition of Compaq and, as such, are not discussed in detail. A supplementary discussion of operating results by segment in fiscal 2002 as compared to fiscal 2001 is provided in the discussion of combined company operating results presented after the historical results discussions.

Combined Company Results

        Consistent with the supplemental disclosures included in the consolidated operating results discussion, the combined company segment results discussions include the results of each of HP's segments in fiscal 2002 and fiscal 2001 as if the acquisition of Compaq had occurred at the beginning of fiscal 2001. As previously discussed, we have included this additional information in order to provide further insight into our segment operating results, prior period trends and current position. Due to different historical fiscal period-ends for HP and Compaq, the segment results for the year ended October 31, 2002 combine the results of HP for the year ended October 31, 2002 and the historical quarterly results of Compaq for the six-month period ended March 31, 2002 and for the period May 3, 2002 (the acquisition date) to October 31, 2002. The segment results for the year ended October 31, 2001 combine the historical results of HP for the year ended October 31, 2001 and the historical quarterly results of Compaq for the twelve-month period ended September 30, 2001.

Imaging and Printing Group—Historical Results

	Historical Results
For the following years ended October 31 Dollars in millions
	2002	2001	2000
Net revenue	$20,324	$19,426	$20,346
Earnings from operations	$3,249	$1,869	$2,523
Earnings from operations as a percentage of net revenue	16.0%	9.6%	12.4%

        The acquisition of Compaq did not have a material impact on the results of IPG. A detailed discussion of IPG's fiscal 2002 results is presented below in the combined company discussion.

        IPG's net revenue declined 5% in fiscal 2001 compared to fiscal 2000. Of the overall 5% net revenue decrease in fiscal 2001, business and home printer hardware revenue represented 4.5 and 4.0 percentage points, respectively, of the decline on a weighted basis, partially offset by 3.5 percentage points of growth on a weighted basis in printer supplies. Overall, slowing markets across all product categories and geographic regions due to the economic downturn negatively impacted revenue in fiscal 2001.

        The decline in printer hardware net revenue in fiscal 2001 was attributable to a decrease in average selling prices driven by a continuing demand shift to lower-priced printer products, particularly into the sub-$150 printer hardware market, and a competitive pricing environment. The decline in printer hardware net revenue also reflected a drop in units due mainly to softening in both the consumer and business markets. Partially offsetting the decline in printer hardware revenue was growth in printer supplies. The revenue growth for printer supplies reflected a rise in volumes due to continued expansion of the printer hardware installed base and higher average selling prices. Revenue growth in printer supplies in fiscal 2001 was dampened by the economic downturn.

        Earnings from operations as a percentage of net revenue was 9.6% in fiscal 2001 compared to 12.4% in fiscal 2000. A decline in gross margin accounted for 2.1 percentage points of the 2.8 percentage point decrease in the earnings from operations ratio in fiscal 2001, while the remaining decline was due to an increase in operating expenses as a percentage of net revenue. The overall segment gross margin decline was due to gross margin decreases in printer hardware and digital imaging products. These gross margin decreases resulted mainly from the continued shift in sales mix to lower-priced products. Gross margins in these categories were further impacted unfavorably by an increase in inventory-related reserves and charges in our Inkjet and imaging businesses as well as charges related to the cancellation of planned production line expansion in our Inkjet business that occurred in response to weakened economic conditions. These incremental reserves and charges totaled $214 million in fiscal 2001. The gross margin declines in printer hardware and imaging were moderated primarily by lower component costs due to a weaker Japanese yen and by supplies, which typically have gross margins that exceed the segment average, becoming a larger portion of the segment's product mix. Although operating expenses decreased slightly in total, operating expenses as a percentage of net revenue for the segment increased compared to the prior year as the decrease in revenue exceeded the rate of decrease in operating expenses.

Imaging and Printing Group—Combined Company Results

	Combined Company Results
For the following years ended October 31 Dollars in millions
	2002	2001
Net revenue	$20,326	$19,470
Earnings from operations	$3,248	$1,876
Earnings from operations as a percentage of net revenue	16.0%	9.6%

        IPG's combined company net revenue grew 4% in fiscal 2002 compared to fiscal 2001. Of the overall 4% revenue increase in fiscal 2002, printer supplies represented 6.5 percentage points of growth on a weighted basis, partially offset by business and home printer hardware, which contributed 1.5 and 1.0 percentage points of revenue decline, respectively, on a weighted basis. Despite continued market weakness, the segment had revenue growth across all regions.

        Growth in printer supplies revenue in fiscal 2002 reflected higher volumes as a result of continued expansion of the printer hardware installed base. The revenue decline in business printer hardware was due mainly to the continued shift in demand to lower-priced products, particularly in the sub-$1,000 laser market. The revenue decrease in home printer hardware was attributable mainly to a decline in average selling prices driven by a continued shift in demand to lower-priced products, particularly in the sub-$100 home printer hardware market, moderated by increased sales of higher-priced all-in-one products and sales of newly-introduced products as part of the segment's "Big Bang" consumer launch.

        Combined company earnings from operations as a percentage of net revenue was 16.0% for fiscal 2002 compared to 9.6% in fiscal 2001. The 6.4 percentage point increase was due almost entirely to an improvement in gross margin. The increase in gross margin was driven by gross margin improvements in supplies and printer hardware. Manufacturing efficiencies and favorable currency impacts, primarily on yen-based component procurement contracts for supplies and business and home printer hardware, contributed the majority of the gross margin improvement on a weighted basis. The segment gross margin also was impacted favorably by supplies, which typically have gross margins that exceed the segment average, becoming a greater percentage of total segment revenue, and from a mix shift toward higher-margin, multi-function products within home printer hardware. Lower inventory and fixed asset write-downs compared to fiscal 2001 of approximately $290 million further contributed to the overall segment gross margin improvement.

Personal Systems Group—Historical Results

	Historical Results
For the following years ended October 31 Dollars in millions
	2002	2001	2000
Net revenue	$14,733	$10,117	$12,008
(Loss) earnings from operations	$(401)	$(412)	$335
(Loss) earnings from operations as a percentage of net revenue	(2.7)%	(4.1)%	2.8%

        The fluctuations in PSG's operating results in fiscal 2002 as compared to fiscal 2001 were due substantially to the acquisition of Compaq. Although the acquisition of Compaq resulted in an increase in unit sales, average selling prices in fiscal 2002 were impacted unfavorably by the continued competitive pricing environment. The loss from operations as a percentage of net revenue improved due to an increase in gross margin as well as a decrease in operating expenses as a percentage of revenue. A supplementary discussion of PSG's fiscal 2002 results as compared to fiscal 2001 is presented below in the combined company discussion.

        PSG's net revenue declined 16% in fiscal 2001 compared to fiscal 2000. Of the overall 16% revenue decrease in fiscal 2001, commercial desktop PCs, consumer desktop PCs and personal appliances accounted for 7.0, 6.0 and 3.0 percentage points, respectively, of the decline on a weighted basis. In addition, a decline in revenue from workstations was offset by growth in retail notebook PCs. Overall, segment net revenue in fiscal 2001 was impacted unfavorably by the economic downturn resulting in slowing markets across most product categories and geographic regions.

        The decline in fiscal 2001 net revenue within the PC business resulted from revenue decreases in commercial and consumer desktop PCs, offset in part by growth in retail notebook PCs. In fiscal 2001, net revenue in the PC business was impacted negatively by declining average selling prices as a result of decreasing component costs, which are generally passed on to the customer, and a competitive pricing environment. The revenue decline in commercial desktop PCs reflected both a decrease in volumes and an ongoing decrease in average selling prices. Consumer desktop PC revenue decreased due to a decline in volumes and, to a lesser extent, a decrease in average selling prices. The decline in unit sales in both commercial and consumer desktop PCs reflected the effects of the economic slowdown in fiscal 2001. In addition, a continued shift toward mobile computing dampened growth in desktop PCs, while consumer PC revenue also was impacted unfavorably by market saturation that began late in fiscal 2000. Retail notebook PC revenue increased mainly as a result of higher unit sales largely as a result of the previously noted shift toward mobile computing; however, this growth was moderated by an ongoing decline in average selling prices. The decline in personal appliance revenue was driven by the CD-writer business that was impacted negatively by a decline in unit sales and, to a lesser extent, a decrease in average selling prices reflecting competitive pricing pressures and a mix shift to the low-end. Market saturation and competitive pricing pressures associated with the CD-writer business resulted in a decision to exit this business in the fourth quarter of fiscal 2001. Revenue from workstations decreased as a result of the decline in IT spending and a mix shift from UNIX® workstations to lower-priced industry standard machines.

        Loss from operations as a percentage of net revenue was 4.1% in fiscal 2001 compared to earnings from operations of 2.8% in fiscal 2000. An increase in operating expenses as a percentage of net revenue accounted for 3.5 percentage points of the 6.9 percentage point decrease in the earnings from operations ratio in fiscal 2001, while the remaining 3.4 percentage point net decrease was due to a decline in gross margin. The increase in operating expenses as a percentage of revenue was attributable mainly to investment in research and development activities, particularly in the personal appliances business. The gross margin decline for the segment reflected declines in commercial and consumer desktop PCs as well as personal appliances. The gross margin decline within the PC business accounted for approximately half of the segment gross margin decline on a weighted basis and resulted from the effects of the overall PC market slowdown. The personal appliance gross margin decrease accounted for the remainder of the overall segment gross margin deterioration and was due mainly to the decline in revenue discussed above, coupled with inventory reserve charges taken as a result of the market saturation of personal appliances, particularly CD-writers.

Personal Systems Group—Combined Company Results

	Combined Company Results
For the following years ended October 31 Dollars in millions
	2002	2001
Net revenue	$21,962	$26,800
Loss from operations	$(532)	$(977)
Loss from operations as a percentage of net revenue	(2.4)%	(3.6)%

        PSG's combined company net revenue declined 18% in fiscal 2002 compared to fiscal 2001. Of the overall 18% revenue decrease, consumer desktop PCs, commercial desktop PCs and commercial notebook PCs accounted for 7.0, 6.5 and 3.0 percentage points, respectively, of the decline on a weighted basis, while personal appliances and workstations accounted for 2.0 and 1.0 percentage points, respectively, of the decrease. The net revenue decline was offset slightly by revenue growth in retail notebook PCs of 1.5 percentage points on a weighted basis. Net revenue was impacted unfavorably by continued softened demand reflecting the ongoing economic downturn.

        The combined company net revenue decline within the PC business for fiscal 2002 reflected revenue decreases in consumer and commercial desktop PCs and commercial notebook PCs. The net revenue decline was moderated by growth in sales of retail notebook PCs. Net revenue in the PC business was impacted negatively by declining average selling prices resulting from a continued competitive pricing environment. The revenue decrease in consumer desktop PCs was fueled by a decline in unit sales and, to a lesser extent, a decrease in average selling prices. The decline in unit sales was due to weakened economic conditions across all regions. The revenue decline in commercial desktop PCs was the result of a decrease in average selling prices and, to a lesser extent, a decline in unit sales. The decrease in unit sales was attributable to a continued shift toward mobile computing, as well as the execution of post-acquisition product roadmap decisions, including the discontinuance of the HP Vectra line. The HP Vectra wind-down also unfavorably impacted average selling prices as incentives were offered to sell remaining inventory. The commercial notebook PC revenue decline was attributable to decreasing average selling prices. Retail notebook PC revenue growth reflected an increase in unit sales, resulting from the previously mentioned shift toward mobile computing, moderated by decreasing average selling prices. Personal appliance revenue declined due to our exit from the CD-writer business and transition into the DVD+RW market, as well as our product roadmap decision to cancel the Jornada handheld product line. The workstations revenue decline was driven by a decrease in average selling prices, reflecting a mix shift from UNIX® workstations to lower-priced Windows® NT workstations, partially offset by an increase in unit sales of Windows® NT workstations. The unfavorable effects of a transition into a new product line moderated the volume increase in Windows® NT workstations.

        The combined company loss from operations as a percentage of net revenue was 2.4% for fiscal 2002 compared to 3.6% for fiscal 2001. An improvement in gross margin represented 0.6 percentage points of the 1.2 percentage point decrease in the loss from operations ratio, while the remaining 0.6 percentage point decrease was the result of a decrease in operating expenses as a percentage of revenue. The gross margin improvement was driven by consumer PCs and personal appliances, partially offset by gross margin declines, primarily in commercial PCs. The gross margin improvement in consumer PCs contributed the majority of the overall segment gross margin increase on a weighted basis and resulted primarily from strong demand for retail notebook PCs, which typically have higher margins than desktops. The improvement in personal appliances also contributed to the gross margin improvement for the segment on a weighted basis and was attributable to lower inventory reserve charges compared to fiscal 2001. Moderating the overall segment gross margin improvement was a decline in the commercial PC gross margin. The gross margin decline in commercial PCs reflected declining average selling prices due to competitive pricing pressures, particularly on end-of-life product transitions. The decrease in the operating expense ratio was attributable to cost control measures and cost savings achieved by the workforce reductions initiated in fiscal 2001.

Enterprise Systems Group—Historical Results

	Historical Results
For the following years ended October 31 Dollars in millions
	2002	2001	2000
Net revenue	$11,400	$8,395	$9,628
(Loss) earnings from operations	$(968)	$(291)	$660
(Loss) earnings from operations as a percentage of net revenue	(8.5)%	(3.5)%	6.9%

        The fluctuations in ESG's operating results in fiscal 2002 as compared to fiscal 2001 were due substantially to the acquisition of Compaq. Although unit sales increased due to the acquisition of Compaq, average selling prices were impacted unfavorably in fiscal 2002 by continued competitive pricing pressures and a continued mix shift to the low-end products. The increase in the loss from operations ratio was partly attributable to declines in gross margin due to pricing factors discussed earlier, coupled with inventory charges and unabsorbed fixed costs related to the Net Server line resulting from our product roadmap decisions. A supplementary discussion of ESG's fiscal 2002 results as compared to fiscal 2001 is presented below in the combined company discussion.

        ESG's net revenue declined 13% in fiscal 2001 compared to fiscal 2000. Of the overall 13% revenue decrease in fiscal 2001, on a weighted basis, business critical servers and industry standard servers accounted for 6.0 and 5.5 percentage points of the decline, while storage contributed 1.5 percentage points to the decrease. Overall segment net revenue in fiscal 2001 was impacted unfavorably by the economic downturn resulting in slowing markets across all product categories and geographic regions.

        The decrease in business critical server net revenue in fiscal 2001 was due primarily to mid-range UNIX® servers, which were impacted negatively by the enterprise market slowdown and competitive pricing pressures. The business critical server revenue decline also resulted from a decrease in high-end UNIX® server revenue which reflected the slowdown in enterprise capital spending and the fact that Superdome did not begin shipping in volume until January 2001. The decline in high-end UNIX® server revenue in fiscal 2001 was entirely offset by growth in the low-end UNIX® server category. The revenue decline in industry standard servers was driven by a sales mix shift toward low-end products, ongoing competitive pricing pressures and delayed product launches in fiscal 2001. The storage revenue decline was attributable to the decline in IT spending.

        Loss from operations as a percentage of net revenue was 3.5% in fiscal 2001 compared to earnings from operations of 6.9% in fiscal 2000. An increase in operating expenses as a percentage of net revenue accounted for 8.6 percentage points of the 10.4 percentage point decrease in the earnings from operations ratio in fiscal 2001, while the remaining 1.8 percentage point decrease was due to a decline in gross margin. The increase in operating expenses as a percentage of net revenue was attributable to lower revenue coupled with an increase in operating expenses. The increase in operating expenses reflected significant hiring in the sales organizations in fiscal 2001 in anticipation of growth in key areas, particularly UNIX® servers, software and storage, which did not materialize due to weakened economic conditions. In addition, the segment invested in research and development activities, primarily for server products. Half of the segment gross margin decline was attributable to industry standard servers, while the remaining half was due to gross margin declines in storage and business critical servers. The server and storage gross margin declines were driven by lower volumes and competitive pricing pressures.

Enterprise Systems Group—Combined Company Results

	Combined Company Results
For the following years ended October 31 Dollars in millions
	2002	2001
Net revenue	$16,449	$20,486
(Loss) earnings from operations	$(912)	$279
(Loss) earnings from operations as a percentage of net revenue	(5.5)%	1.4%

        ESG's combined company net revenue declined 20% in fiscal 2002 compared to fiscal 2001. Of the overall 20% revenue decrease in fiscal 2002, industry standard servers, business critical servers and storage accounted for 9.5, 6.5 and 3.0 percentage points, respectively, of the decline on a weighted basis, while software contributed the remaining 1.0 percentage point of the decrease. Overall segment revenue in fiscal 2002 was impacted unfavorably by weak demand in the enterprise market due to the continuing effects of the economic downturn, competitive pricing pressures, and cautious technology spending across all product categories and geographical regions.

        The combined company revenue decline in industry standard servers in fiscal 2002 resulted from a decrease in average selling prices and, to a lesser extent, a decline in volumes. The decrease in average selling prices was due to continued competitive pricing pressures and a continued mix shift to low-end products, as well as pricing incentives offered to accelerate installed base conversions to the Proliant server line due to post-acquisition product roadmap decisions. Weak economic conditions contributed to the decline in volumes. The decline in volumes was most pronounced in the retiring NetServer line, with Proliant volumes remaining strong. The revenue decrease in business critical servers for fiscal 2002 was attributable to declines in all of the server categories, including AlphaServers, NonStop servers and UNIX® servers. The revenue decline across the business critical server products reflected the ongoing decline in enterprise capital spending, competitive pricing pressures and weak spending in the telecommunications and financial services industries. Storage revenue declined in fiscal 2002 due to continued weakness in IT spending and declines in UNIX® and industry standard servers, as well as product roadmap modifications in mid- and high-end arrays and tape libraries. Software revenue was impacted unfavorably by the continued decline of enterprise IT spending, weakness in the telecommunications markets, and the decision to exit selected middleware assets in the third quarter of fiscal 2002.

        The combined company loss from operations as a percentage of net revenue was 5.5% for fiscal 2002 compared to earnings from operations of 1.4% for fiscal 2001. An increase in operating expenses as a percentage of net revenue represented 3.9 percentage points of the 6.9 percentage point decrease in the earnings from operations ratio for fiscal 2002, while a decline in gross margin accounted for the remaining 3.0 percentage point decrease. Although operating expense dollars decreased in fiscal 2002, operating expenses as a percentage of net revenue for the segment increased as the decrease in revenue exceeded the rate of operating expense declines. The increase in the operating expense ratio was moderated by cost control measures and cost savings achieved by the workforce reduction initiated in fiscal 2001. The majority of the gross margin decline in fiscal 2002 was driven by gross margin decreases in industry standard servers and storage. The gross margin deterioration in industry standard servers and storage reflected lower volumes of higher-margin products and competitive pricing pressures. The gross margin decline in industry standard servers also was attributable to obsolescence and unabsorbed fixed costs associated with the wind-down of the NetServer line, as well as a mix shift toward low-end products, partially offset by a relative increase in direct fulfilled business, which has lower delivery costs.

HP Services—Historical Results

	Historical Results
For the following years ended October 31 Dollars in millions
	2002	2001	2000
Net revenue	$9,095	$6,124	$5,730
Earnings from operations	$1,022	$647	$578
Earnings from operations as a percentage of net revenue	11.2%	10.6%	10.1%

        The fluctuations in HPS' operating results in fiscal 2002 as compared to fiscal 2001 were substantially due to the acquisition of Compaq. Despite the revenue growth attributable to Compaq, overall our consulting and integration and customer support businesses were impacted unfavorably by the global economic downturn and competitive pricing pressures in fiscal 2002; however, our managed services business benefited from the slowdown as customers reduced costs by outsourcing their IT infrastructure. Earnings from operations as a percentage of net revenue increased due to a shift in revenue mix away from the consulting and integration business, which typically has operating profit ratios lower than the segment average, along with expense control measures and workforce reduction initiatives. A supplementary discussion of HPS' fiscal 2002 results as compared to fiscal 2001 is presented below in the combined company discussion.

        HPS' net revenue increased 7% in fiscal 2001 compared to fiscal 2000. On a foreign currency adjusted basis, net revenue increased 13% in fiscal 2001 compared to the same period in fiscal 2000. Continued growth in customer support accounted for 3.0 percentage points of the segment's 7%

revenue growth on a weighted basis, while growth in the consulting and integration business, which includes complementary third-party products delivered with sales of HP solutions, contributed 2.5 percentage points on a weighted basis to the overall segment increase. Managed services accounted for the remaining 1.5 percentage points of growth, on a weighted basis. Overall, the customer support and consulting and integration businesses net revenue growth in fiscal 2001 was moderated by the global economic downturn, while our managed services business benefited from the slowdown as companies strived to reduce costs by outsourcing their IT infrastructure.

        Customer support net revenue growth in fiscal 2001 was attributable primarily to sales of mission-critical and networking services, and to a lesser extent, strength in various other support services. Revenue growth in the consulting and integration business was fueled by an increased number of, as well as larger, engagements, reflecting strong demand from the financial services and telecommunications industries. Growth in this business also resulted from an increase in engagements for manufacturing businesses, as well as growth in other types of consulting services. Net revenue growth in managed services was attributable to larger comprehensive deals and increased business as companies reduced costs by outsourcing their IT functions.

        Earnings from operations as a percentage of net revenue was 10.6% in fiscal 2001 compared to 10.1% in fiscal 2000. The increase in the fiscal 2001 operating profit ratio was driven by improvements in managed services and the consulting and integration business, which collectively accounted for 1.0 percentage points of the segment operating profit ratio growth on a weighted basis. The segment operating profit improvement was moderated by operating profit ratio deterioration in customer support, which contributed 0.6 percentage points of operating profit decline on a weighted basis. The improvement in the managed services' operating profit ratio reflected increased process standardization and delivery efficiency, while the operating profit ratio increase in the consulting and integration business resulted from improved labor utilization and overall engagement cost management. The customer support operating profit ratio was impacted negatively by increased costs for support parts due to unfavorable currency effects and a mix shift toward lower-margin services.

HP Services—Combined Company Results

	Combined Company Results
For the following years ended October 31 Dollars in millions
	2002	2001
Net revenue	$12,411	$12,846
Earnings from operations	$1,443	$1,586
Earnings from operations as a percentage of net revenue	11.6%	12.3%

        HPS' combined company net revenue declined 3% in fiscal 2002 compared to fiscal 2001. Of the overall 3% net revenue decrease, the consulting and integration business, which includes complementary third-party products delivered with sales of HP solutions, accounted for 5.0 percentage points of the decline on a weighted basis, partially offset by the managed services and customer support businesses, which contributed 1.5 and 0.5 percentage points of growth, respectively, on a weighted basis. Overall, our consulting and integration and customer support businesses were impacted unfavorably by the global economic downturn and competitive pricing pressures in fiscal 2002; however, our managed services business benefited from the slowdown as customers reduced costs by outsourcing their IT infrastructure.

        The combined company revenue decline in the consulting and integration business in fiscal 2002 was attributable to a decline in core consulting and integration services and a decrease in sales of complementary third-party products. The decline in consulting and integration revenue reflected weak demand and a slowdown in IT spending, particularly in the telecommunications industry, while the decrease in sales of complementary third-party products resulted from the tightened focus of this business on customer critical solutions. The growth in managed services revenue in fiscal 2002 was driven by the ongoing mix shift toward larger comprehensive deals and increased business as customers outsourced substantial portions of their IT infrastructure to HP. The growth in customer support revenue was attributable to solid demand for storage services, mission-critical services, network services and Windows®-environment services. Growth in customer support revenue was moderated by slower revenue growth in UNIX® server support, reflecting a decrease in UNIX® server revenue as a result of weak enterprise capital spending.

        Combined company earnings from operations as a percentage of net revenue was 11.6% in fiscal 2002 compared to 12.3% for fiscal 2001. The decline in the fiscal 2002 operating profit ratio was shared primarily by the consulting and integration and managed services businesses. The operating profit ratio decrease in the consulting and integration business resulted from weakened demand coupled with a decline in consultant utilization. The managed services operating profit decline was attributable to lengthened selling cycles and higher pre-sales costs due to a shift toward comprehensive outsourcing contracts. The overall segment operating profit ratio was further impacted negatively by engagement write-offs reflecting customer acceptance issues, deteriorating economic conditions and an increase in infrastructure and shared services costs due to a convergence to resource usage rates based on the number of professionals in the segment. Moderating the segment gross margin decline was a mix shift away from the consulting and integration business, which typically has operating profit ratios that are lower than the segment average, along with expense control measures and workforce reduction initiatives.

HP Financial Services—Historical Results

	Historical Results
For the following years ended October 31 Dollars in millions
	2002	2001	2000
Net revenue	$1,707	$1,454	$1,411
(Loss) earnings from operations	$(140)	$(179)	$85
(Loss) earnings from operations as a percentage of net revenue	(8.2)%	(12.3)%	6.0%

        HPFS' net revenue includes interest on financing receivables, rental payments on operating leases and sales of equipment after the expiration of their lease terms. The fluctuations in HPFS' operating results in fiscal 2002 as compared to fiscal 2001 were due substantially to the acquisition of Compaq. Despite the revenue growth attributable to the acquisition of Compaq, lease originations declined in fiscal 2002 due mainly to the decline in IT spending worldwide, moderating the segment revenue growth. The loss from operations as a percentage of revenue declined due to lower bad debt charges in fiscal 2002. A supplementary discussion of HPFS' fiscal 2002 results as compared to fiscal 2001 is presented below in the combined company discussion.

        HPFS' net revenue increased 3% in fiscal 2001 compared to fiscal 2000. The increase in revenue was driven by a mix shift in the portfolio toward operating leases. Revenue in fiscal 2001 also was impacted favorably by higher earning assets along with an increase in sales of equipment after the expiration of their lease terms. The revenue increase was moderated by a decrease in lease originations in fiscal 2001, due mainly to the decline in IT spending as a result of the ongoing global economic downturn, as well as strengthened credit controls in response to this downturn.

        Loss from operations as a percentage of net revenue was 12.3% in fiscal 2001 compared to earnings from operations of 6.0% in fiscal 2000. The decline in the operating profit ratio was attributable mainly to an increase of $172 million in bad debt reserves and write-offs in response to weakened economic conditions and the mix shift toward operating leases, which have lower margins. The operating profit ratio was also impacted unfavorably by write-downs resulting from changes in residual value assumptions.

HP Financial Services—Combined Company Results

	Combined Company Results
For the following years ended October 31 Dollars in millions
	2002	2001
Net revenue	$2,088	$2,126
(Loss) from operations	$(133)	$(164)
(Loss) from operations as a percentage of net revenue	(6.4)%	(7.7)%

        HPFS' combined company net revenue includes interest on financing receivables, rental payments on operating leases and sales of equipment after the expiration of their lease terms. HPFS' net revenue declined 2% in fiscal 2002 compared to fiscal 2001. The decrease in revenue was driven by a decrease in lease originations during the year, due mainly to the decline in IT spending as a result of the ongoing global economic downturn and the related decrease in earning assets, as well as strengthened credit controls in response to this downturn. The revenue decrease was partially offset by an increase in revenue from equipment sales after the expiration of their lease terms and other mid-term and end-of-term portfolio activities.

        Combined company loss from operations as a percentage of net revenue was 6.4% in fiscal 2002 compared to 7.7% in fiscal 2001. Although bad debt write-offs and additions to the allowance were recorded in response to the ongoing global economic downturn in each of fiscal 2002 and fiscal 2001, these incremental charges were lower in fiscal 2002, resulting in the decrease in the loss from operations ratio in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

        The information discussed below is presented based on HP's historical results, which include the results of Compaq for the period following the May 3, 2002 closing date of the acquisition.

        At October 31, 2002, we held cash, cash equivalents and short-term investments of $11.4 billion compared to $4.3 billion at October 31, 2001. During fiscal 2002, net cash flows from operating activities and borrowings were used mainly to fund repayments of borrowings, purchases of property, plant and equipment, payments of dividends, repurchases of our common stock and for acquisition-related expenditures.

        Cash flows from operating activities were $5.4 billion during fiscal 2002 compared to $2.6 billion for fiscal 2001 and $3.7 billion for fiscal 2000. The increase in cash flows from operations in fiscal 2002 resulted from higher earnings after adjusting for non-cash items such as depreciation and amortization, the non-cash portion of restructuring charges and IPR&D charges. The improvement in cash flows from operations also reflected the timing of payments on accounts payable, improved collections of our trade and financing receivables and decreases in inventory. These improvements were partially offset by acquisition-related expenditures, including cash payments for restructuring charges and retention bonuses. The decrease in cash flows from operating activities in fiscal 2001 resulted primarily from a decline in net earnings and timing of payments on accounts payable, partially offset by a decline in receivables and a decrease in inventory.

        Cash flows from investing activities were $3.1 billion in fiscal 2002 compared to cash flows used in investing activities of $561 million in fiscal 2001 and $1.4 billion in fiscal 2000. The increase in cash flows from investing activities in fiscal 2002 was related primarily to the $3.6 billion of net cash acquired in the Compaq transaction. In addition, we recorded $879 million upon the dissolution of our equity method investment in Liquidity Management Corporation ("LMC"), when it became a wholly-owned subsidiary on November 1, 2001. Net capital expenditures were $1.3 billion in fiscal 2002, $1.1 billion in fiscal 2001 and $1.3 billion in fiscal 2000. Capital expenditures related primarily to financing assets and manufacturing investments across our businesses.

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

        Trade accounts receivable days sales outstanding were 42 at October 31, 2002 compared to 37 at October 31, 2001. The increase was due primarily to a change in the composition of our receivables balance resulting from the Compaq acquisition. For the most part, this change in composition was the result of fewer early payment incentives and longer payment terms in Compaq's sales agreements. Annualized inventory turns were 9.1 at October 31, 2002 compared to 6.2 at October 31, 2001. The improvement is partially the result of the acquisition of Compaq, which operated in businesses that require lower levels of inventories, as well as the result of active inventory management.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally-generated funds and financing arrangements. We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short-term borrowings include issuances under our $4 billion commercial paper program established in December 2000 and under our $500 million euro commercial paper/certificate of deposit program established in May 2001. At January 17, 2003 we had approximately $1.2 billion of commercial paper outstanding. Short- and long-term net borrowings in fiscal 2002 used cash of $472 million, as payments on short- and long-term debt and repurchases of our zero-coupon subordinated convertible notes were partially offset by short-term and long-term debt issuances, including the issuance of $1.5 billion of Global Notes in June 2002 and the issuance of $1.0 billion of Global Notes in December 2001. Long-term debt totaling $472 million matured as scheduled in fiscal 2002. In fiscal 2001, short- and long-term net borrowings generated cash of $277 million, as short-term and long-term debt issuances, including the issuance of $636 million (based on the foreign exchange rate at the date of issuance) of Euro Medium-Term Notes in July 2001, were partially offset by repurchases of our zero-coupon subordinated convertible notes and payments on other long-term debt. Long-term debt totaling $290 million matured as scheduled in fiscal 2001.

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other opportunistic share repurchases. This plan authorizes purchases in the open market or in private transactions. In fiscal 2002, 39,623,000 shares were repurchased for an aggregate price of $671 million. As of January 17, 2003, we had authorization for remaining future repurchases of approximately $800 million. In fiscal 2001, 45,036,000 shares were repurchased for an aggregate price of $1.2 billion and in fiscal 2000, 96,978,000 shares were repurchased for an aggregate price of $5.6 billion.

        As a result of our restructuring plans, we expect future cash expenditures of approximately $1.4 billion, primarily for employee severance and other related benefits. The total cash expenditures are expected to be funded primarily from existing cash balances and cash flows generated from operations. Cash expenditures related to our restructuring plans are expected to be substantially complete by the end of fiscal 2003.

        Global capital market developments resulted in negative returns on our retirement benefit plan assets and a decline in the discount rates used to estimate the liability. As a result, we were required to record an after-tax charge to equity in the amount of $379 million at October 31, 2002 related to the minimum pension liability. We currently anticipate a pension contribution of approximately $800 million in fiscal 2003.

Acquisition of Compaq

        In May 2002, in connection with our acquisition of Compaq, all of the outstanding debt of Compaq was consolidated into our financial results. The face value of the Compaq debt consisted of $1.7 billion of commercial paper; $275 million of unsecured 7.45% Medium-Term Notes, which matured on August 1, 2002; $300 million of unsecured 7.65% Medium-Term Notes, which mature on August 1, 2005; $300 million of unsecured 6.2% Medium-Term Notes, which mature on May 15, 2003; and $65 million of other debt (including debt issued by Digital Equipment Corporation), with interest rates ranging from 7.125% to 8.625%, which matures at various dates from March 15, 2004 through April 1, 2023. The outstanding Compaq debt has been assumed by HP. The entire balance of the Compaq commercial paper was paid off during the third quarter of fiscal 2002. The debt had an aggregate fair value of approximately $2.7 billion on the acquisition date. At January 17, 2003, the outstanding amount of the debt acquired in connection with the acquisition of Compaq was $642 million.

        As a result of the acquisition and associated credit rating changes, approximately $250 million of HP's debt due to CCF Charterhouse, now HSBC-CCF, became subject to a put option whereby the debt became repayable at the option of HSBC-CCF. On December 17, 2002, this put option was waived by HSBC-CCF and was renegotiated such that the debt becomes repayable at HSBC-CCF's election on September 29, 2003.

Borrowings

        In March 2002, we replaced our $1.0 billion committed borrowing facility, which was due to expire in April 2002, with two senior unsecured credit facilities totaling $4.0 billion in borrowing capacity, including a $2.7 billion 364-day facility and a $1.3 billion three-year facility (the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary based on HP's external credit ratings. The Credit Facilities are generally available to support the issuance of commercial paper or for other corporate purposes. As of January 17, 2003, there were no borrowings outstanding under the Credit Facilities. We had approximately $1.2 billion of commercial paper outstanding under our programs at January 17, 2003.

        In February 2002, we filed a shelf registration statement (the "2002 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2002 Shelf Registration Statement was declared effective in March 2002. In June 2002, we offered under the 2002 Shelf Registration Statement $1.0 billion of unsecured 5.5% Global Notes, which mature on July 1, 2007 unless previously redeemed. Also, in June 2002, HP offered under the 2002 Shelf Registration Statement $500 million of unsecured 6.5% Global Notes, which mature on July 1, 2012 unless previously redeemed. We may redeem some or all of either series of Global Notes at any time at redemption prices described in the prospectus supplement dated June 21, 2002. In December 2002, we filed a prospectus supplement to the 2002 Shelf Registration Statement, which allowed us to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issue, in addition to the other types of securities described above. As of January 17, 2003, we had capacity remaining to issue approximately $1.5 billion of securities under the 2002 Shelf Registration Statement.

        HP has the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. In July 2001, 750 million euro (or $636 million based on the exchange rate on the date of issuance) of 5.25% Medium-Term Notes maturing on July 5, 2006 were issued under this program. As of January 17, 2003, we had capacity remaining to issue approximately $2.2 billion of Medium-Term Notes under the program.

        In February 2000, we filed a shelf registration statement (the "2000 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2000 Shelf Registration Statement was declared effective in March 2000. In June 2000, we offered under the 2000 Shelf Registration Statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005 unless previously redeemed. HP may redeem some or all of the 7.15% Global Notes at any time at the redemption prices described in the prospectus supplement dated June 6, 2000. In May 2001, we filed a prospectus supplement to the 2000 Shelf Registration Statement, which allowed us to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue (the "Series A Medium-Term Note Program"), in addition to the other types of securities described above. In December 2001, we offered under the 2000 Shelf Registration Statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. During fiscal 2001, we issued an aggregate of $210 million of Medium-Term Notes at variable rates maturing in 2003 and 2004 under the 2000 Shelf Registration Statement and Series A Medium-Term Note Program. These Medium-Term Notes had a weighted average interest rate of 2.13% during fiscal 2002. In December 2002, HP offered $200 million of 3.375% Series A Medium-Term Notes (the "3.375% Notes"), which mature on December 15, 2005, and $50 million of 4.25% Series A Medium-Term Notes (the "4.25% Notes") which mature on December 17, 2007. HP may redeem some or all of the 3.375% Notes or the 4.25% Notes at any time at the redemption prices described in the prospectus supplement dated June 6, 2000. We do not intend to issue additional securities under the 2000 Shelf Registration Statement.

        In October 1997, we issued $1.8 billion face value of zero-coupon subordinated convertible notes for proceeds of $968 million, and in November 1997 we issued an additional $200 million face value of the notes for proceeds of $108 million. The notes are due in 2017. The notes are convertible by the holders at the rate of 15.09 shares of HP's common stock for each $1,000 face value of the notes, payable in either cash or common stock at HP's election. At any time, we may redeem the notes at book value, payable in cash only. The notes are subordinated to all other existing and future senior indebtedness of HP. In December 2000, the Board of Directors authorized a repurchase program for the notes. Under the repurchase program, we have repurchased the notes from time to time at varying prices. In fiscal 2002, we repurchased $257 million in face value of the notes with a book value of $158 million for an aggregate purchase price of $127 million, resulting in an extraordinary gain on the early extinguishment of debt of $20 million (net of related taxes of $11 million). In fiscal 2001, we repurchased $1.2 billion in face value of the notes with a book value of $729 million for an aggregate purchase price of $640 million, resulting in an extraordinary gain on the early extinguishment of debt of $56 million (net of related taxes of $33 million). As of January 17, 2003, the notes had a remaining book value of $320 million.

        We also maintain various international lines of credit with a total capacity of $2.7 billion and various other short- and long-term borrowings from a number of financial institutions and institutional investors. There was approximately $375 million outstanding at January 17, 2003 under these borrowings. HP occasionally repurchases its debt prior to maturity based upon its assessment of current market conditions and financing alternatives.

        We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, other than the HSBC-CCF debt described above. However, a downgrade in our credit rating would increase the cost of our credit facilities. For example, a downgrade in our credit rating could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. Should this occur, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme. In addition, we have the ability at our option to draw upon our senior unsecured credit facilities totaling $4.0 billion.

        The impact that our contractual obligations as of October 31, 2002 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In millions)
Commercial paper(1)	$537	$537	$—	$—	$—
Other borrowings(1)	484	484	—	—	—
Long-term debt(1)	6,679	743	2,109	2,802	1,025
Operating lease agreements(2)	2,118	493	683	420	522
Unconditional purchase obligations(3)	303	211	47	27	18
Other long-term obligations(4)	352	178	127	11	36
Contingent value rights(5)	237	—	237	—	—
Employee retention bonuses(6)	316	316	—	—	—

Total	$11,026	$2,962	$3,203	$3,260	$1,601

(1)
Amounts represent the expected cash payments of our commercial paper, other borrowings and long-term debt and do not include any fair value adjustments or bond premiums or discounts.
(2)
Operating lease obligations include $354 million related to certain car leases, of which $118 million is included in the "Less Than 1 Year" balance and $236 million is included in the "1-3 Years" balance. The entire balance of the lease obligation would become due immediately upon cancellation.

(3)
Includes $130 million related to contract cancellation fees. Management believes it is unlikely that the affected contracts will be cancelled prior to their expiration date.
(4)
Amounts relate primarily to various sponsorship and alliance agreements.
(5)
Represents the maximum amount payable in connection with the acquisition of Indigo described below and in Note 3 to the Consolidated Financial Statements in Item 8.
(6)
Represents remaining retention bonuses to be paid to employees in conjunction with the acquisition of Compaq.

        As part of our ongoing business, HP does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In connection with the Compaq acquisition, HP acquired Compaq's interest in an SPE that was established in March 2001 to securitize leases. Compaq made an immaterial equity investment in an SPE and transferred $15 million of leases that were securitized as a loan. The term of the arrangement was 33 months, of which 15 months are remaining at October 31, 2002. The remaining principal payments due under this arrangement total approximately $6 million.

        The impact that our contingent liabilities and commitments as of October 31, 2002 could have on our liquidity and cash flow in future periods is as follows:

		Amount of Commitment Expiration per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In millions)
Lines of credit extended to customers(1)	$280	$—	$260	$20	$—
Funding commitments(2)	50	15	—	—	35
Guarantees	20	—	20	—	—
Other	13	—	13	—	—

Total	$363	$15	$293	$20	$35

(1)
Represents lines of credit extended to customers of the financing business.
(2)
Relates to equity investments. Amounts are due upon capital calls.

Completed Acquisitions and Divestitures

        On May 3, 2002, we acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq common stock and the assumption of options to purchase Compaq common stock based on the same ratio. In addition, HP assumed certain Compaq stock plans. The acquisition of Compaq is intended to enhance HP's combined competitive position in key industries, while strengthening its sales force and relationships with strategic customer bases. The acquisition is intended to enable HP to focus on strategic product and customer bases, achieve significant cost synergies and economies of scale and improve results of our combined ESG, PSG and HPS businesses. Furthermore, these intended cost savings offer strategic benefits by potentially reducing HP's cost structure in competitive businesses such as PCs. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock and the assumption of options to purchase shares of Compaq common stock, which became options to purchase approximately

200 million shares of HP common stock. The total consideration was approximately $24.2 billion, which included the fair value of HP common stock issued and Compaq options assumed, as well as direct transaction costs. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the acquisition. We have recorded approximately $14.5 billion of goodwill, $1.4 billion of a purchased intangible asset with an indefinite life and $3.5 billion of amortizable purchased intangible assets in conjunction with the acquisition based on an independent third-party valuation. The amortizable purchased intangible assets will be amortized over their estimated weighted average useful lives of approximately nine years for customer contracts and lists and distribution agreements and approximately six years for developed and core technology and patents. In addition, we recorded a pre-tax charge of approximately $735 million for IPR&D at the time of acquisition in the third quarter of fiscal 2002 because technological feasibility had not been established and no future alternative uses existed. In connection with the acquisition, management has reviewed the operations of the combined company and implemented several plans to restructure operations. In accordance with generally accepted accounting principles, costs totaling approximately $960 million that were accrued for severance, early retirement and other employee benefits related to pre-acquisition Compaq employees, costs of vacating some facilities (leased or owned) and contracts of pre-acquisition Compaq and other costs associated with exiting activities of pre-acquisition Compaq were included in the purchase price. Costs totaling approximately $1.8 billion that were accrued for severance, early retirement and other employee benefits of pre-acquisition HP employees, costs of vacating duplicative facilities (leased or owned) and contracts of pre-acquisition HP, non-inventory asset impairment charges and other costs associated with exiting activities of pre-acquisition HP were expensed in the third and fourth quarters of fiscal 2002 and are included in "Restructuring charges" in the accompanying Consolidated Statement of Earnings. Results of operations of Compaq have been included prospectively from the date of acquisition.

        On December 27, 2002, the Compaq Board of Directors approved and adopted an agreement and plan of liquidation, pursuant to which, on December 31, 2002, Compaq assigned, and HP assumed, substantially all of the assets and liabilities of Compaq and Compaq transferred all of its employees to HP. Additionally, HP and Compaq agreed to merge Compaq with and into HP as promptly and reasonably practicable following the liquidating distribution.

        On March 22, 2002, we acquired substantially all of the outstanding stock of Indigo not previously owned by HP in exchange for HP common stock and non-transferable contingent value rights ("CVRs") and the assumption of options to purchase Indigo common stock. This acquisition is intended to strengthen HP's printer offerings by adding high performance digital color printing systems. The total consideration for Indigo was $719 million, which included the fair value of HP common stock issued and Indigo options assumed, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. Approximately 32 million shares of HP common stock and approximately 53 million CVRs were issued in connection with this transaction. We recorded approximately $499 million of goodwill and $153 million of amortizable purchased intangible assets in conjunction with the acquisition and the previous equity investment. The purchased intangible assets are being amortized over their estimated useful lives, which range from five to eight years. In addition, we recorded a pre-tax charge of approximately $58 million for IPR&D at the time of acquisition in the second quarter of fiscal 2002 because technological feasibility had not been established and no future alternative uses existed. Results of operations for Indigo have been included prospectively from the date of the acquisition.

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

        In January 2001, HP acquired all of the outstanding stock of Bluestone Software, Inc. ("Bluestone") in exchange for HP common stock and assumption of Bluestone options. In September 2001, HP acquired all of the outstanding stock of StorageApps Inc. ("StorageApps") in exchange for HP common stock and assumption of StorageApps options. The total consideration for Bluestone was $531 million, and the total consideration for StorageApps was $319 million, each of which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs. Each of these transactions was accounted for under the purchase method, and accordingly the results of operations of the acquired companies are included in our consolidated results of operations prospectively from the date of acquisition. In fiscal 2002, we recorded an impairment charge of $546 million for goodwill and purchased intangible assets due primarily to product roadmap decisions made in conjunction with the Compaq acquisition that led to the elimination of substantially all of our middleware and storage vitualization offerings. See Note 3 to the Consolidated Financial Statements in Item 8 for additional information about all of these acquisitions.

        In fiscal 2001, the net proceeds from divestitures were $117 million resulting from the sale of our VeriFone, Inc. subsidiary and the sale to Ericsson of HP's remaining interest in the Ericsson-HP Technology joint venture. In fiscal 2000, the net proceeds from divestitures were $448 million resulting from the sale of non-strategic businesses, as well as the sale to Ericsson of part of HP's interest in the Ericsson-HP Technology joint venture.

Debt Ratios

        Our financing business is more dependent on the issuance of debt for the financing of its operations than our other businesses. Typically, a leasing business has higher leverage than an industrial or technology business given the lower risks of the leasing business assets. Although the vast majority of total outstanding debt was issued or assumed by HP and not by our finance subsidiary, one of the working capital needs of HP is to support intercompany loans to HPFS. Based on the leverage positions of other companies with financing businesses, we believe that it is appropriate to consider a portion of our external debt to be in support of our financing business. Accordingly, at October 31, 2002, we attribute approximately 77% of our total outstanding debt to this business. The analysis of the debt allocation and certain ratios are discussed below on both a financing and non-financing basis.

Financing business

	October 31
	2002	2001
	Dollars in millions
Assets(1)	$7,247	$5,010
Debt(2)	$5,991	$4,140
Equity	$1,256	$870
Debt/Equity	4.8x	4.8x

(1)
Financing business assets include financing receivables and assets under operating leases.
(2)
Financing business debt includes allocated debt issued or assumed by HP that generates the financing interest expense on the Consolidated Statement of Earnings.

Non-Financing business

	October 31
	2002	2001
	Dollars in millions
Assets	$63,463	$27,574
Debt(1)	$1,837	$1,311
Equity	$35,006	$13,083
Debt/Equity	0.1x	0.1x

(1)
Non-financing business debt is our total debt issued or assumed by HP less the portion we have allocated to our financing business described in the financing business table above.

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

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and we compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support. If our products, services and support do not enable us to compete successfully based on any of those criteria, it could harm our operations, results and prospects. Further, we may have to continue to lower the prices of many of our products, services and support to stay competitive, while at the same time trying to maintain or improve revenue and gross margins. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margins and therefore our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product offering decisions, including our product roadmap decisions in connection with the Compaq acquisition, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

If we cannot continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may lose market share and our revenue may suffer.

        The process of developing new high technology products and services and enhancing existing products and services is complex and uncertain, and any failure by us to anticipate customers' changing demands and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products and services that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position.

If we do not effectively manage our product and services transitions, our revenue may suffer.

        If we do not make an effective transition from existing products and services to future offerings, our revenue may be seriously harmed. Among the factors that make a smooth transition difficult are delays in development or manufacturing, variations in costs, delays in customer purchases in anticipation of new introductions and customer demand for the new offerings. Our revenue and gross margins also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales of some of our current offerings, offsetting the benefit of even a successful introduction. There may also be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions, including portfolios acquired in the acquisition of Compaq, that must be managed. Given the competitive nature of our industry, if we incur delays in new introductions or do not accurately estimate the market effects of new introductions, future demand for our products and services and our revenue may be seriously harmed.

Any failure by us to complete acquisitions and alliances successfully that enhance our strategic businesses and product lines and divest non-strategic businesses and product lines could harm our financial results, business and prospects.

        As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, joint ventures and divestitures in order to manage our product and technology portfolios and further our strategic objectives. In order to pursue this strategy successfully, we must identify suitable acquisition, alliance or divestiture candidates, complete these transactions, some of which may be large and complex, and integrate the acquired companies. Integration and other risks of acquisitions and strategic alliances can be more pronounced for larger and more complicated transactions, such as our acquisition of Compaq, or if multiple acquisitions are pursued simultaneously. However, if we fail to identify and complete these transactions, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material effect on our revenue and selling, general and administrative expenses.

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

  •
  consolidating and rationalizing corporate IT infrastructure, including implementing information management and system processes that enable increased customer satisfaction, improved productivity, lower costs, more direct sales and improved inventory management;
  •
  consolidating administrative infrastructure, including IT systems, and manufacturing operations and maintaining adequate controls throughout the integration;
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
  •
  persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees while implementing restructuring programs;
  •
  coordinating and combining operations, subsidiaries and affiliated entities, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations and also may result in contract terminations or renegotiations and labor and tax law implications; and
  •
  managing integration issues shortly after or pending the completion of other independent reorganizations.

        In May 2002, we completed our acquisition of Compaq, a leading provider of information technology products, services and solutions with operations worldwide and fiscal 2001 revenue of $33.6 billion, and we are in the process of integrating Compaq into our company. In addition to the Compaq transaction, we completed an exchange offer to acquire the outstanding shares of Indigo, a leading commercial and industrial printing systems company, in the second quarter of fiscal 2002. We evaluate and enter into other acquisition, alliance, joint venture and divestiture transactions on an ongoing basis. The number of pending transactions and the size and scope of the acquisition of Compaq increase both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of the Compaq acquisition (which are principally associated with restructurings, including workforce reductions, procurement synergies and other operational efficiencies) or of any other transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties.

        Even if an acquisition or alliance is successfully integrated or a business is successfully divested, we may not receive the expected benefits of the transaction. Managing acquisitions, alliances, joint ventures and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings. In the case of the Compaq acquisition, these costs and expenses include those related to severance pay, early retirement costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under plans adopted in connection with the transaction. Moreover, we have incurred and will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the transaction, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. Also, any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect our internal cost of capital estimates and therefore operational decisions. In addition, our effective tax rate on an ongoing basis is uncertain and could exceed our currently reported tax rate and the weighted average of the pre-acquisition tax rates of HP and Compaq. As a result of the foregoing, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Our revenue and selling, general and administrative expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights.

        Generally we rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, partners and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our intellectual property rights could be challenged, invalidated or circumvented, or our intellectual property rights may not provide competitive advantages, which could significantly harm our business. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses. Third parties also may claim that we are infringing upon their intellectual property rights. Even if we do not believe that our products or business activities are infringing upon third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay significant damage awards. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. In addition, it is possible that as a consequence of a merger or acquisition transaction some of our intellectual property rights may be licensed to a third party that had not been licensed prior to the transaction or that certain restrictions could be imposed on our business that had not been imposed prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these agreements.

The economic downturn could adversely affect our revenue, gross margins and expenses.

        Our revenue and gross margins depend significantly on the overall demand for computing and imaging products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by the ongoing economic downturn has resulted, and may result, in decreased revenue, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. The global economy has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable, be exposed to the risks that lessees will be unable to make required lease payments and that leased equipment will be worth less upon its return to us than was estimated at lease inception. We have observed the effects of the global economic downturn in many areas of our business. The downturn has contributed to reported net revenue declines during fiscal 2001 and on a combined company basis in fiscal 2002. During the current downturn, we also have experienced gross margin declines in certain businesses, reflecting the effect of competitive pressures as well as inventory writedowns and charges associated with the cancellation of planned production line expansion. Our selling, general and administrative expenses have been impacted due in part to an increase in bad debt write-offs and additions to reserves in our receivables portfolio. The economic downturn also has led to restructuring actions and associated expenses. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Terrorist acts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other acts of war or hostility have created many economic and political uncertainties that could adversely affect our business and results of operations in ways that cannot presently be predicted. In addition, as a major multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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

  Since direct sales may compete with the sales made by third-party resellers and distributors, these third-party resellers and distributors may elect to use other suppliers that do not directly sell their own products. Because not all of our customers will prefer to or seek to purchase directly, any increase in our commitment to direct sales could alienate some of our channel partners. As a result, we may lose some of our customers who purchase from third-party resellers or distributors.

  •
  Some of our wholesale and retail distributors may be unable to withstand changes in business conditions.

  Some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including the ongoing economic downturn and industry consolidation. Revenue from indirect sales could suffer and we could experience disruptions in distribution if our distributors' financial condition or operations weaken.

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

  •
  Supply shortages.  We occasionally may experience a short supply of certain component parts as a result of strong demand in the industry for those parts or problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, we may be exposed to product quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins and market share could suffer until other sources can be developed.
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

        All of these effects may be exacerbated as a result of our use of single source suppliers for certain components. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. In addition, new products that we introduce may initially utilize custom components obtained from only one source until we have evaluated whether there is a need for additional suppliers. The performance of such single source suppliers may affect the quality and quantity of supplies to HP.

Due to the international nature of our business, political or economic changes or other constraints could harm our future revenue, costs and expenses and financial condition.

        Sales outside the United States make up more than half of our revenue. Our future revenue, costs and expenses and financial condition could be adversely affected by a variety of international factors, including:

  •
  changes in a country's or region's political or economical conditions, including inflation, recession, currency and interest rate fluctuations;
  •
  longer accounts receivable cycles and financial instability among customers;
  •
  trade protection measures and local labor conditions;
  •
  overlap of different corporate structures;
  •
  unexpected changes in regulatory environment or requirements;
  •
  differing technology standards or customer requirements;
  •
  import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;
  •
  difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;
  •
  problems caused by the conversion of various European currencies to the euro and macroeconomic dislocations that may result; and
  •
  natural disasters.

        A portion of our product and component manufacturing, along with key suppliers, also are located outside of the United States and also could be disrupted by some of the international factors described above. In particular, along with most other PC vendors, we have engaged manufacturers in Taiwan for the production of notebook computers. In the past, Taiwan has suffered earthquakes and typhoons, resulting in temporary communications and supply disruptions. In addition, we procure components from Japan, which also suffers from earthquakes periodically. Moreover, our Indigo subsidiary has research and development and manufacturing operations located in Israel, which may be more subject to disruptions in light of ongoing regional instability.

Impairment of investment and financing portfolios could harm our net earnings.

        We have an investment portfolio that includes minority equity and debt investments and financing for the purchase of our products and services. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments and may incur losses related to the impairment of these investments and therefore charges to net earnings. Some of our investments are in public and privately-held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development are typically in the early stages and may never become successful. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. Our investments in technology companies often are coupled with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and these companies may be subsequently acquired by third parties, including competitors. Moreover, due to the economic downturn and difficulties that may be faced by some of the companies to which we have supplied financing, our investment portfolio could be further impaired.

The success of our solutions model could be impacted by cost constraints and organizational transition, which could adversely affect revenue.

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

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake. In addition, some areas, including California, have experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly self-insured for losses and interruptions caused by earthquakes, power outages, water shortages, floods and other natural disasters.

The revenue and profitability of our operations have historically varied.

        Our revenue and profit margins vary among our products, customer groups and geographic markets. Our revenue mix in future periods will be different than our current revenue mix. Overall profitability in any given period is dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, IPG and certain product categories such as supplies contribute significantly to our profitability. Actual trends, competitive pressures, regulatory considerations and other factors may result in fluctuation in revenue and cause us to adjust our operations, which could cause period-to-period fluctuations in our results of operations.

Our sales cycle makes planning and inventory management difficult and future financial results less predictable.

        Like other technology companies, we generally sell more hardware products in the third month of each quarter than in the first and second months. This uneven sales pattern makes it difficult to predict near-term demand and quarterly results and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, our ability to fulfill orders received in the last few weeks of each quarter may be limited, which could adversely affect quarterly revenue and earnings and increase the risk of unanticipated variations in quarterly results and financial condition. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, European sales are often weaker in the third calendar quarter, consumer sales are often stronger in the third and fourth calendar quarters, and customers may spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. Many of the factors that create and affect seasonal trends are beyond our control.

In order to be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives are also critical to our future. Experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for their talents is intense. This is particularly the case in Silicon Valley, where HP's headquarters and certain key research and development facilities are located. We also implemented retention programs in connection with the Compaq acquisition, and we cannot predict the effect on employee retention when these programs expire, generally in May 2003. The loss of key employees could have a significant impact on our operations and stock price. We also must continue to motivate employees and keep them focused on HP's strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions, the acquisition of Compaq and the related proxy fight, and general uncertainty.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq acquisition, we have announced workforce reductions, including restructurings as well as reductions through early retirement programs, that are expected to involve, in the aggregate, more than 17,900 employees worldwide. In addition to previously announced workforce reductions, we may have additional workforce reductions in the future. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated reductions in force in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, and the failure to meet operational targets due to the loss of employees or decreases in employee morale.

HP's stock price has historically fluctuated and may continue to fluctuate.

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

  •
  the announcement of new products, services or technological innovations by us or our competitors;

  •
  quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects or any of our segments;

  •
  changes in quarterly revenue or earnings estimates by the investment community; and

  •
  speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions, including market assessments of the acquisition of Compaq and integration progress.

        General market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance also may affect the price of HP common stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, or results of operations or cash flows. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

System security risks and systems integration issues could disrupt our internal operations or IT services provided to customers, which could harm our revenue and increase our expenses.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties or create system disruptions. As a result, we could incur significant expenses in addressing problems created by security breaches of our own network. Moreover, we could lose existing or potential customers for IT outsourcing services or other IT solutions, or incur significant expenses in connection with our customers' system failures. The costs to eliminate computer viruses and alleviate other security problems could be significant. The efforts to address these problems could result in interruptions, delays or cessation of service. In addition, portions of our IT infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work.

Unforeseen environmental costs could impact our future net earnings.

        Some of our operations use substances regulated under various federal, state and international laws governing the environment. We could be subject to liability for remediation if we do not handle these substances in compliance with applicable laws, and we could face significant liabilities and be required to implement financial guarantees in connection with product take-back legislation. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. We have not incurred environmental costs that are presently material.

Some anti-takeover provisions contained in our certificate of incorporation, bylaws and shareowner rights plan, as well as provisions of Delaware law, could impair a takeover attempt.

        We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

  •
  authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to its common stock;

  •
  limiting the liability of, and providing indemnification to, directors and officers;

  •
  limiting the ability of our shareowners to call special meetings;

  •
  requiring advance notice of shareowner proposals for business to be conducted at meetings of HP shareowners and for nominations of candidates for election to our Board of Directors;

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

        In 2001, HP issued Preferred Share Purchase Rights (the "Rights") pursuant to a Preferred Stock Rights Agreement, dated as of August 31, 2001 (the "Rights Agreement") between HP and Computershare Investor Services, LLC. The Rights were not intended to prevent a takeover of HP. However, the Rights may have had the effect of rendering more difficult or discouraging an acquisition of HP deemed undesirable by the HP Board of Directors. The Rights would have caused substantial dilution to a person or group that attempted to acquire HP on terms or in a manner not approved by our Board of Directors, except pursuant to an offer conditioned upon redemption of the Rights. Our Board of Directors approved the termination of the Rights and the Rights Agreement effective at the close of business on January 21, 2003.

        Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareowners to receive a premium for their shares of HP common stock and also could affect the price that some investors are willing to pay for HP common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The non-amortization provisions of SFAS No. 142 were effective immediately for goodwill and intangible assets acquired after June 30, 2001. HP adopted the remaining provisions of SFAS No. 142 effective November 1, 2002. The adoption of SFAS No. 142 will not have a material impact on HP's amortization of goodwill and intangible assets as the majority of its goodwill and intangible assets affected by the adoption of SFAS No. 142 were written off in the restructuring charge recorded in the third quarter of fiscal 2002. Upon adoption of SFAS No. 142, HP is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by October 31, 2003. Management is currently in the process of evaluating the effect, if any, of the required impairment testing on HP's recorded goodwill. In addition, HP is required to perform a transitional impairment test for intangible assets with indefinite lives within three months after adoption. HP is in the process of completing an impairment test of its intangible asset with an indefinite useful life, the Compaq trade name, and does not expect to record an impairment charge in the first quarter of fiscal 2003.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. HP adopted SFAS No. 144 effective November 1, 2002 and does not expect the adoption to have a material effect on its results of operations or financial condition.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. HP adopted SFAS No. 145 effective November 1, 2002 and will reclassify gains on early extinguishment of debt and related taxes previously recorded as an extraordinary item to interest and other, net and provision for taxes, respectively.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. HP will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for the first quarter of HP's fiscal year 2003. HP is currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on its consolidated financial position and results of operations.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. HP is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for HP's fiscal year 2003. The interim disclosure requirements are effective for the second quarter of HP's fiscal year 2003. HP does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. HP is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our risk management strategy with respect to these three market risks includes the use of derivative financial instruments, including forwards, swaps and purchased options, to hedge certain of these exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. Derivative positions are used only to manage existing underlying exposures of HP. Accordingly, we do not enter into any trading or speculative positions with regard to derivative instruments.

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 30 currencies worldwide, of which the most significant to our operations are the euro, the Japanese yen and the British pound. For most currencies we are a net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies in which we transact significant amounts of business. We have performed a sensitivity analysis as of October 31, 2002 and 2001, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis covers all of our foreign exchange forward contracts offset by the underlying exposures. Options are excluded from the analysis. The foreign currency exchange rates used were based on market rates in effect at October 31, 2002 and 2001. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in the fair values of our foreign exchange derivative financial instruments, net of exposures, of $95 million at October 31, 2002 and $52 million at October 31, 2001.

Interest rate risk

        We are also exposed to interest rate risk related to our debt and investment portfolios and financing receivables. We have performed a sensitivity analysis as of October 31, 2002 and 2001, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve with all other variables held constant. The analysis covers our debt, investment instruments and financing receivables and is based on the actual maturities of debt and investments and approximate maturities for financing receivables. The discount rates used were based on the market interest rates in effect at October 31, 2002 and 2001. The sensitivity analysis indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt and investment instruments and financing receivables of $40 million at October 31, 2002 and $14 million at October 31, 2001.

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly-traded equity securities, which had an estimated fair value of $52 million at October 31, 2002 and $148 million at October 31, 2001. We monitor our equity investments on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be other-than temporary, the carrying value is reduced to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. We do not hold our equity securities for trading or speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair values of our marketable equity securities of $16 million at October 31, 2002 and $44 million at October 31, 2001.

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

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of depreciation for assets placed in service after May 1, 2002, and in 2001 the Company changed its method of accounting for revenue recognition.

/s/ ERNST & YOUNG LLP
San Jose, California November 20, 2002, except for Note 19, as to which the date is December 17, 2002

Statement of Management Responsibility

        HP's management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information included in HP's 2002 Annual Report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and reflect the effects of certain estimates and judgments made by management.

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

        HP's consolidated financial statements as of and for each of the three years in the period ended October 31, 2002 have been audited by Ernst & Young LLP, independent auditors. Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included a review of financial controls and tests of accounting records and procedures as they respectively considered necessary in the circumstances.

        The Audit Committee of the Board of Directors, which consists of outside directors, meets regularly with management, the internal auditors and the independent auditors to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to both internal and external auditors.

/s/ Carleton S. Fiorina	/s/ Robert P. Wayman
Carleton S. Fiorina	Robert P. Wayman
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statement of Earnings

For the following years ended October 31 In millions, except per share amounts	2002	2001	2000
Net revenue:
Products	$45,955	$38,005	$41,653
Services	10,178	6,819	6,848
Financing income	455	402	369

Total net revenue	56,588	45,226	48,870

Costs and expenses:
Cost of products	34,573	28,863	30,343
Cost of services	6,817	4,396	4,470
Financing interest	189	236	233
Research and development	3,312	2,724	2,627
Selling, general and administrative	9,033	6,950	6,984
Restructuring charges	1,780	384	102
In-process research and development charges	793	35	—
Acquisition-related charges	701	25	—
Amortization of purchased intangible assets and goodwill	402	174	86

Total costs and expenses	57,600	43,787	44,845

(Loss) earnings from operations	(1,012)	1,439	4,025
Interest and other, net	52	171	356
Net (loss) gain on divestitures	—	(53)	203
Net investment (losses) gains	(106)	(455)	41
Litigation settlements	14	(400)	—

Total interest and other income, net	(40)	(737)	600

(Loss) earnings from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes	(1,052)	702	4,625
(Benefit from) provision for taxes	(129)	78	1,064

Net (loss) earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle	(923)	624	3,561
Net earnings from discontinued operations	—	—	136
Extraordinary item—gain on early extinguishment of debt, net of taxes	20	56	—
Cumulative effect of change in accounting principle, net of taxes	—	(272)	—

Net (loss) earnings	$(903)	$408	$3,697

Basic net (loss) earnings per share:
Net (loss) earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(0.37)	$0.32	$1.80
Net earnings from discontinued operations	—	—	0.07
Extraordinary item—gain on early extinguishment of debt, net of taxes	0.01	0.03	—
Cumulative effect of change in accounting principle, net of taxes	—	(0.14)	—

Net (loss) earnings	$(0.36)	$0.21	$1.87

Diluted net (loss) earnings per share:
Net (loss) earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(0.37)	$0.32	$1.73
Net earnings from discontinued operations	—	—	0.07
Extraordinary item—gain on early extinguishment of debt, net of taxes	0.01	0.03	—
Cumulative effect of change in accounting principle, net of taxes	—	(0.14)	—

Net (loss) earnings	$(0.36)	$0.21	$1.80

Weighted average shares used to compute net (loss) earnings per share:
Basic	2,499	1,936	1,979

Diluted	2,499	1,974	2,077

The accompanying notes are an integral part of these consolidated financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

October 31 In millions, except par value	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$11,192	$4,197
Short-term investments	237	139
Accounts receivable, net of allowance for doubtful accounts of $495 and $275 as of October 31, 2002 and 2001, respectively	8,456	4,488
Financing receivables, net of allowance for doubtful accounts of $184 and $68 as of October 31, 2002 and 2001, respectively	3,453	2,183
Inventory	5,797	5,204
Other current assets	6,940	5,094

Total current assets	36,075	21,305
Property, plant and equipment, net of accumulated depreciation of $5,612 and $5,411 as of October 31, 2002 and 2001, respectively	6,924	4,397
Long-term financing receivables and other assets	7,760	6,126
Goodwill	15,089	667
Purchased intangible assets	4,862	89

Total assets	$70,710	$32,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$1,793	$1,722
Accounts payable	7,012	3,791
Employee compensation and benefits	2,012	1,477
Taxes on earnings	1,529	1,818
Deferred revenue	3,260	1,867
Accrued restructuring	1,309	82
Other accrued liabilities	7,395	3,207

Total current liabilities	24,310	13,964
Long-term debt	6,035	3,729
Other liabilities	4,103	938
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 3,044 and 1,939 shares issued and outstanding at October 31, 2002 and 2001, respectively)	30	19
Additional paid-in capital	24,660	200
Retained earnings	11,973	13,693
Accumulated other comprehensive (loss) income	(401)	41

Total stockholders' equity	36,262	13,953

Total liabilities and stockholders' equity	$70,710	$32,584

The accompanying notes are an integral part of these consolidated financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the following years ended October 31 In millions	2002	2001	2000
Cash flows from operating activities:
Net (loss) earnings, excluding net earnings from discontinued operations	$(903)	$408	$3,561
Adjustments to reconcile net (loss) earnings from continuing operations to net cash provided by operating activities:
Net investment losses (gains)	106	455	(41)
Losses (gains) from divestitures	—	53	(203)
Gain on early extinguishment of debt, net of taxes	(20)	(56)	—
Cumulative effect of change in accounting principle, net of taxes	—	272	—
Depreciation and amortization	2,119	1,369	1,241
Provision for doubtful accounts—accounts and financing receivables	299	438	182
Provision for inventory	359	539	203
Restructuring charges	1,780	384	102
Acquisition-related charges, including in-process research and development	1,494	60	—
Tax benefit from employee stock plans	21	16	495
Deferred taxes on earnings	(351)	(970)	(689)
Changes in assets and liabilities:
Accounts and financing receivables	899	566	(1,384)
Inventory	765	557	(1,048)
Accounts payable	395	(1,249)	1,544
Taxes on earnings	(368)	(195)	175
Other assets and liabilities	(1,289)	(70)	(379)
Other, net	138	(4)	(49)

Net cash provided by operating activities	5,444	2,573	3,710

Cash flows from investing activities:
Investment in property, plant and equipment	(1,710)	(1,527)	(1,737)
Proceeds from sale of property, plant and equipment	362	435	415
Purchases of investments	(351)	(434)	(1,376)
Maturities and sales of investments	381	742	1,004
Cash acquired through business acquisitions, net of acquisition costs	3,557	106	—
Net proceeds from divestitures	—	117	448
Dissolution of an equity investee	879	—	—
Other, net	—	—	(130)

Net cash provided by (used in) investing activities	3,118	(561)	(1,376)

Cash flows from financing activities:
(Decrease) increase in notes payable and short-term borrowings	(2,402)	303	(1,297)
Issuance of long-term debt	2,529	904	1,936
Payment of long-term debt	(472)	(290)	(474)
Repurchase of zero-coupon subordinated convertible notes	(127)	(640)	—
Issuance of common stock under employee stock plans	377	354	748
Repurchase of common stock	(671)	(1,240)	(5,570)
Dividends	(801)	(621)	(638)

Net cash used in financing activities	(1,567)	(1,230)	(5,295)

Net cash provided by discontinued operations	—	—	965

Increase (decrease) in cash and cash equivalents	6,995	782	(1,996)
Cash and cash equivalents at beginning of period	4,197	3,415	5,411

Cash and cash equivalents at end of period	$11,192	$4,197	$3,415

The accompanying notes are an integral part of these consolidated financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive Income
In millions, except number of shares in thousands	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total
Balance October 31, 1999	2,009,138	$20	$—	$18,275	$—	$18,295
Net earnings	—	—	—	3,697	—	3,697
Net unrealized gain on available-for-sale securities	—	—	—	—	93	93

Comprehensive income						3,790

Issuance of common stock in connection with employee stock plans and other	35,152	—	741	—	—	741
Repurchase of common stock	(96,978)	(1)	(2,571)	(2,998)	—	(5,570)
Tax benefit from employee stock plans	—	—	495	—	—	495
Initial public offering and spin-off of Agilent Technologies	—	—	1,335	(4,239)	—	(2,904)
Dividends	—	—	—	(638)	—	(638)

Balance October 31, 2000	1,947,312	19	—	14,097	93	14,209
Net earnings	—	—	—	408	—	408
Net unrealized loss on available-for-sale securities	—	—	—	—	(74)	(74)
Net unrealized gain on derivative instruments	—	—	—	—	22	22

Comprehensive income						356

Issuance of common stock in connection with business combinations	19,871	—	840	—	—	840
Issuance of common stock in connection with employee stock plans and other	16,681	—	393	—	—	393
Repurchase of common stock	(45,036)	—	(1,049)	(191)	—	(1,240)
Tax benefit from employee stock plans	—	—	16	—	—	16
Dividends	—	—	—	(621)	—	(621)

Balance October 31, 2001	1,938,828	19	200	13,693	41	13,953
Net loss	—	—	—	(903)	—	(903)
Net unrealized loss on available-for-sale securities	—	—	—	—	(9)	(9)
Net unrealized loss on derivative instruments	—	—	—	—	(61)	(61)
Additional minimum pension liability	—	—	—	—	(379)	(379)
Cumulative translation adjustment	—	—	—	—	7	7

Comprehensive loss						(1,345)

Issuance of common stock in connection with business combinations	1,114,673	11	24,706	—	—	24,717
Issuance of common stock in connection with employee stock plans and other	29,855	—	388	—	—	388
Repurchase of common stock	(39,623)	—	(655)	(16)	—	(671)
Tax benefit from employee stock plans	—	—	21	—	—	21
Dividends	—	—	—	(801)	—	(801)

Balance October 31, 2002	3,043,733	$30	$24,660	$11,973	$(401)	$36,262

The accompanying notes are an integral part of these consolidated financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

  Acquisition of Compaq

        On May 3, 2002, Hewlett-Packard Company ("HP") acquired all of the outstanding stock of Compaq Computer Corporation ("Compaq"), a leading global provider of information technology products, services and solutions for enterprise customers. Accordingly, HP has included the results of Compaq from May 3, 2002, the acquisition date, in its consolidated results of operations. See Note 3 for further discussion of HP acquisition activities.

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

  Revenue Recognition

        General

        HP adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1, 2000. Accordingly, HP restated its consolidated results of operations for the first three quarters of fiscal 2001, including a cumulative effect of change in accounting principle of $272 million, net of related taxes of $108 million, which was recorded as a reduction of net income as of the beginning of the first quarter of fiscal 2001.

        Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. The following policies apply to HP's major categories of revenue transactions.

        Products

        Product is considered delivered, and revenue is recognized when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this may occur either at the time of shipment or when product is delivered to the customer. Pre-acquisition Compaq businesses generally recognize revenue upon shipment, while pre-acquisition HP businesses generally recognize revenue when the product is delivered. HP is currently conforming the terms and conditions of its sales contracts to recognize revenue generally when the product is delivered. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. Revenue is reduced for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by HP directly or with HP's distributors and resellers. The estimated cost of post-sale obligations, including basic product warranties, is accrued based on historical experience at the time revenue is recognized.

        Product revenue consists mainly of revenue from the Imaging and Printing, Personal Systems and Enterprise Systems businesses, excluding the revenue generated from service-related solutions in these businesses, which is included in services revenue as discussed below. Product revenue also includes revenue from sales of hardware products after the expiration of their lease terms and the rental revenue from operating leases.

        Services

        Revenue from long-term fixed-price service contracts such as support or maintenance contracts, including extended warranty and outsourcing contracts, is recognized ratably over the contractual period. Revenue for time and material contracts is recognized as services are rendered. Revenue from long-term, fixed-price production contracts, such as consulting arrangements, is recognized over the contractual period on a percentage-of-completion basis. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Revenue in excess of amounts invoiced on long-term, fixed-price contracts is recorded as unbilled receivables and is included in trade accounts receivable. Losses on fixed-price contracts are recognized in the period that the loss becomes evident.

        Services revenue consists mainly of revenue from the Services and Financing businesses, excluding revenue generated from sales of hardware products after the expiration of their lease terms, which is included in product revenue as discussed above. In addition, services revenue also includes revenue generated from service-related solutions in the Imaging and Printing, Personal Systems and Enterprise Systems businesses.

        Software

        Revenue from software consists of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. VSOE is generally determined based on the price charged when the element is sold separately. In the absence of VSOE of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. Revenue allocated to software licenses is recognized when the following four basic criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is probable. Revenue allocated to post-contract support is recognized ratably over the term of the support contract, assuming the four basic criteria are met.

        Financing

        Revenue from the sale of equipment under sales-type leases and direct-financing leases is recognized as product revenue at the inception of the lease. Associated financing interest income is earned on an accrual basis under an effective interest method. Revenue from operating leases is recognized as the rental payments become due.

        Revenue Arrangements that Include Multiple Elements

        Revenue for transactions that include multiple elements such as hardware, software, consulting, training, and support agreements is allocated to each element based on its relative fair value and recognized for each element when the revenue recognition criteria have been met for such element. Fair value is generally determined based on the price charged when the element is sold separately. In the absence of fair value of a delivered element, revenue is allocated first to the fair value of the undelivered elements and the residual revenue to the delivered elements. HP recognizes revenue for delivered elements only when the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

  Shipping and Handling

        Costs related to shipping and handling are included in cost of sales for all periods presented.

  Advertising

        Advertising costs are expensed as incurred and amounted to $1.4 billion in fiscal 2002, $1.1 billion in fiscal 2001 and $1.1 billion in fiscal 2000.

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

  Inventory

        Inventory is valued at the lower of cost or market, with cost computed on a first-in, first-out basis.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets. Estimated useful lives are 15 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Leased equipment is depreciated over the initial term of the lease to the equipment's estimated residual value.

        Effective May 1, 2002, HP adopted the straight-line method of depreciation for all property, plant and equipment placed into service beginning May 1, 2002. Property, plant and equipment placed into service prior to May 1, 2002 continues to be depreciated using accelerated methods for buildings, improvements, machinery and equipment and the straight-line method for leasehold improvements and leased equipment. HP believes this change allocates the costs of new property more appropriately in its financial results by better allocating costs of new property over the useful lives of these assets. In addition, the new method more closely conforms to the prevalent practices in the industries in which

HP operates. The effect of this change was not material to HP's earnings or financial position for the year ended October 31, 2002.

  Goodwill and Purchased Intangible Assets

        Goodwill related to acquisitions prior to July 1, 2001 and purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from two to ten years. Goodwill and purchased intangible assets determined to have indefinite useful lives related to acquisitions after June 30, 2001 are not amortized. See "Recent Pronouncements" below for a discussion of the expected effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on goodwill and purchased intangible assets.

  Impairment of Long-Lived Assets

        Long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

        Effective November 1, 2002, in conjunction with the implementation of SFAS No. 142, all goodwill, including goodwill related to acquisitions prior to July 1, 2001, will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142. This impairment analysis will be performed at least annually. Also effective November 1, 2002, potential impairment of long-lived assets other than goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the guidance provided by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The guidance provided by SFAS No. 144 is substantially the same as HP's current policy. See "Recent Pronouncements" below for a discussion of the expected effect of HP's adoption of SFAS No. 144.

  Capitalized Software

        HP capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, and installation and testing of the software. Capitalized costs are amortized over three years.

  Derivative Financial Instruments

        HP enters into derivative financial instrument contracts to hedge certain foreign exchange and interest rate exposures. On November 1, 2000, HP adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The cumulative effect of adopting SFAS No. 133 was not material to HP's consolidated financial statements. See Note 8 to the Consolidated Financial Statements for a full description of HP's hedging activities and related accounting policies.

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

        HP maintains cash and cash equivalents, short- and long-term investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographical regions, and HP policy is designed to limit exposure with any one institution. As part of its cash and risk management processes, HP performs periodic evaluations of the relative credit standing of the financial institutions. HP has not sustained material credit losses from instruments held at financial institutions.

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors and resellers deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances collectively represented 22% of total accounts receivable at October 31, 2002 and 28% at October 31, 2001. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. HP generally has experienced longer accounts receivable cycles in its emerging markets, in particular Asia-Pacific and Latin America, when compared to its United States and European markets. In the event that accounts receivable cycles in these developing markets significantly deteriorate or one or more of HP's larger resellers in these regions fail, HP's operating results could be adversely affected.

        HP frequently utilizes forward exchange contracts to protect itself from the effects of foreign currency. In the event of a failure to honor one of these foreign currency forward exchange contracts by one of the banks with which HP has contracted, management believes any loss, which could be material, would be limited to the exchange rate differential from the time the contract was made until the time it was consummated.

  Foreign Currency Translation

        HP uses the U.S. dollar predominately as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for inventory, property, plant and equipment, other assets and deferred revenue, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings. Certain foreign subsidiaries designate the local currency as their functional currency and related cumulative translation adjustments are included as a component of accumulated other comprehensive income.

  Comprehensive Income

        Comprehensive income includes net earnings as well as additional other comprehensive income. HP's other comprehensive income consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative instruments, minimum pension liability and cumulative translation adjustments, all recorded net of tax.

  Reclassifications

        Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. The most significant reclassifications include amortization of purchased intangible assets and goodwill, which was included in cost of sales and selling, general and administration expense in the prior fiscal years, but has been reclassified to a separate line item in the accompanying Consolidated Statement of Earnings; acquisition-related charges, which were included in selling, general and administrative expenses in prior fiscal years but have been reclassified to a separate line item in the accompanying Consolidated Statement of Earnings; and the net assets related to goodwill and purchased intangible assets, which have been reflected in separate lines in the accompanying Consolidated Balance Sheet.

  Recent Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting and changes the criteria for recognition of intangible assets acquired in a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The standard also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. The non-amortization provisions of SFAS No. 142 were effective immediately for goodwill and intangible assets acquired after June 30, 2001. HP adopted the remaining provisions of SFAS No. 142 effective November 1, 2002. The adoption of SFAS No. 142 will not have a material impact on HP's amortization of goodwill and intangible assets as the majority of HP's goodwill and intangible assets affected by the adoption of SFAS No. 142 were written off in the restructuring charge recorded in the third quarter of fiscal 2002. Upon adoption of SFAS No. 142, HP is required to perform a transitional impairment test for all recorded goodwill within six months and, if necessary, determine the amount of an impairment loss by October 31, 2003. Management is currently in the process of evaluating the effect, if any, of the required impairment testing on HP's recorded goodwill. In addition, HP is required to perform a transitional impairment test for intangible assets with indefinite lives within three months after adoption. HP is in the process of completing an impairment test of its intangible asset with an indefinite life, the Compaq trade name, and does not expect to record an impairment charge in the first quarter of fiscal 2003.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. HP adopted SFAS No. 144 effective November 1, 2002 and does not expect the adoption to have a material effect on its results of operations or financial condition.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. HP adopted SFAS No. 145 effective November 1, 2002 and will reclassify gains on early extinguishment of debt and related taxes previously recorded as an extraordinary item to interest and other, net and provision for taxes, respectively.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of

Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. HP will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for the first quarter of HP's fiscal year 2003. HP is currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on its consolidated financial position and results of operations.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. HP is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for HP's fiscal year 2003. The interim disclosure requirements are effective for the second quarter of HP's fiscal year 2003. HP does not expect SFAS No. 148 to have a material effect on its results of operations or financial condition.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. HP is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Note 2: Net (Loss) Earnings Per Share

        HP's basic (loss) earnings per share ("EPS") is calculated based on net (loss) earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the conversion of debt, if dilutive.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended October 31, 2002, 2001 and 2000:

In millions, except per share data	2002	2001	2000
Numerator:
Net (loss) earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(923)	$624	$3,561
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of income tax effect	—	16	31

Net (loss) earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle, adjusted	(923)	640	3,592
Net earnings from discontinued operations	—	—	136
Extraordinary item—gain on early extinguishment of debt, net of taxes	20	56	—
Cumulative effect of change in accounting principle, net of taxes	—	(272)	—

Net (loss) earnings, adjusted	$(903)	$424	$3,728

Denominator:
Weighted-average shares used to compute basic EPS	2,499	1,936	1,979
Effect of dilutive securities:
Dilutive options and other stock-based awards	—	20	72
Zero-coupon subordinated convertible notes	—	18	26

Dilutive potential common shares	—	38	98

Weighted-average shares used to compute diluted EPS	2,499	1,974	2,077

Basic net (loss) earnings per share:
Net (loss) earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(0.37)	$0.32	$1.80
Net earnings from discontinued operations	—	—	0.07
Extraordinary item—gain on early extinguishment of debt, net of taxes	0.01	0.03	—
Cumulative effect of change in accounting principle, net of taxes	—	(0.14)	—

Net (loss) earnings	$(0.36)	$0.21	$1.87

Diluted net (loss) earnings per share:
Net (loss) earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$(0.37)	$0.32	$1.73
Net earnings from discontinued operations	—	—	0.07
Extraordinary item—gain on early extinguishment of debt, net of taxes	0.01	0.03	—
Cumulative effect of change in accounting principle, net of taxes	—	(0.14)	—

Net (loss) earnings	$(0.36)	$0.21	$1.80

        In fiscal 2002, 2001 and 2000, options to purchase 381,666,000, 147,583,000 and 37,666,000 shares of HP stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive. Additionally, in fiscal 2002, diluted loss per share included only weighted-average shares outstanding as the inclusion of 18,282,000 additional potential common stock equivalents would have been antidilutive since HP incurred a net loss for the period.

Note 3: Acquisitions and Divestitures

        In accordance with SFAS No. 141, HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. The assignment of goodwill to reporting units for these acquisitions has not yet been completed. In accordance with SFAS No. 142, goodwill and purchased intangible assets with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

  Compaq

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq common stock and the assumption of options to purchase Compaq common stock based on the same ratio. In addition, HP assumed certain Compaq stock plans. The acquisition of Compaq is intended to enhance HP's combined competitive position in key industries, while strengthening its sales force and relationships with strategic customer bases. The acquisition is intended to enable HP to focus on strategic product and customer bases, achieve significant cost synergies and economies of scale and improve results of its combined Enterprise Systems, Personal Systems and Services businesses. Furthermore, these intended cost savings offer strategic benefits by potentially reducing HP's cost structure in competitive businesses such as personal computers ("PCs"). The exchange ratio in the acquisition was derived from estimates of future revenue and earnings of the combined company assuming completion of the acquisition, and by measuring the relative contributions of each of HP and Compaq to achieving these forecasted results, in addition to measuring the relative ownership of the combined company implied by their contributions. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock with a fair value of approximately $22.7 billion, the assumption of options to purchase approximately 200 million shares of HP common stock with a Black-Scholes fair value of approximately $1.4 billion and estimated direct transaction costs of $79 million. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the acquisition.

        Based on the independent valuation prepared using estimates and assumptions provided by management, the total purchase price of approximately $24.2 billion has been allocated as follows:

In millions
Cash and cash equivalents	$3,615
Accounts receivable	4,305
Financing receivables	1,241
Inventory	1,661
Current deferred tax assets	1,475
Other current assets	1,146
Property, plant and equipment	2,998
Long-term financing receivables and other assets	1,914
Amortizable intangible assets:
Customer contracts and lists, distribution agreements	1,942
Developed and core technology, patents	1,501
Product trademarks	74
Intangible asset with an indefinite life	1,422
Goodwill	14,450
Accounts payable	(2,804)
Short-and long-term debt	(2,704)
Accrued restructuring	(960)
Other current liabilities	(5,933)
Other long-term liabilities	(1,908)
In-process research and development	735

Total purchase price	$24,170

  Amortizable intangible assets

        Of the total purchase price, approximately $3.5 billion was allocated to amortizable intangible assets including customer contracts and developed and core technology.

        Customer contracts represent existing contracts that relate primarily to underlying customer relationships pertaining to the services provided by Compaq Global Services, including contractual customer service relationships, contractual managed services client relationships and contractual systems integration consulting client relationships. Customer lists and distribution agreements represent Compaq's relationships within the installed bases of Enterprise Systems and Personal Systems and agreements with Enterprise Systems' value-added resellers. HP is amortizing the fair value of these assets on a straight-line basis over a weighted average estimated useful life of approximately 9 years.

        Developed technology, which consists of products that have reached technological feasibility, includes products in most of Compaq's product lines, principally the Compaq Himalaya, Proliant, Enterprise Storage Array and AlphaServer products. Core technology and patents represent a combination of Compaq processes, patents and trade secrets developed through years of experience in design and development relating to clustering, fault tolerant systems, proprietary Alpha processor architecture and storage area networks. Compaq's technology and products are designed for hardware, software, solutions, fault tolerant business critical solutions, communication products, and desktop and portable personal computers. HP intends to leverage this proprietary knowledge to develop new technology and improved products and manufacturing processes. HP is amortizing the developed and core technology and patents on a straight-line basis over a weighted average estimated useful life of approximately 6 years.

  Intangible asset with an indefinite life

        The estimated fair value of the intangible asset with an indefinite life was $1.4 billion, consisting of the estimated fair value allocated to the Compaq trade name. This intangible asset will not be amortized because it has an indefinite remaining useful life based on many factors and considerations, including the length of time that the Compaq name has been in use, the Compaq brand awareness and market position and the plans for continued use of the Compaq brand within a portion of HP's overall product portfolio.

  In-process research & development

        Of the total purchase price, $735 million was allocated to IPR&D and was expensed in the third quarter of fiscal 2002. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses existed. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

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

        The rates utilized to discount the net cash flows to their present values were based on Compaq's weighted average cost of capital. The weighted average cost of capital was adjusted to reflect the difficulties and uncertainties in completing each project and thereby achieving technological feasibility, the percentage-of-completion of each project, anticipated market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets. Based on these factors, discount rates that range from 25% - 42% were deemed appropriate for valuing the IPR&D.

        The estimates used in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates.

  Deferred compensation

        In accordance with the terms of Compaq's equity-based plans, all of Compaq's outstanding options that were granted prior to September 1, 2001 vested upon Compaq shareowner approval of the acquisition. The intrinsic value of unvested Compaq options of approximately $70 million as of May 3, 2002, which relates to options granted subsequent to August 31, 2001, has been allocated to deferred compensation in the purchase price allocation. The deferred compensation is amortized over the remaining vesting period of the options, which was approximately 3.5 years at May 3, 2002. Options assumed in conjunction with the acquisition had exercise prices ranging from $2.63 - $75.31, with a weighted average exercise price of $33.29 and a weighted average remaining contractual life of 7.1 years. Approximately 165 million of the approximately 200 million options assumed are fully vested.

  Pro forma results

        The following unaudited pro forma financial information presents the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of the periods presented. Due to different historical fiscal period-ends for HP and Compaq, the results for the year ended October 31, 2002 combine the results of HP for the year ended October 31, 2002 and the results of Compaq for the six months ended March 31, 2002 and for the period May 3, 2002 (the acquisition date) to October 31, 2002. The results for the year ended October 31, 2001 combine the historical results of HP for the year ended October 31, 2001 and the historical results of Compaq for the twelve months ended September 30, 2001. Adjustments of $162 million for the year ended October 31, 2002 and $340 million for the year ended October 31, 2001 have been made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of HP that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of HP. Pro forma results were as follows for the fiscal years ended October 31, 2002 and 2001:

In millions, except per share data	2002	2001
Revenue	$72,346	$81,105
Loss before extraordinary item and cumulative effect of change in accounting principles	(948)	(1,045)
Net loss	(928)	(1,481)
Basic and diluted net loss per share:
Loss before extraordinary item and cumulative effect of change in accounting principles	$(0.31)	$(0.35)
Net loss	$(0.30)	$(0.49)

        The unaudited pro forma financial information above includes the following material, non-recurring charges: acquisition-related inventory writedowns of $147 million in fiscal 2002; litigation-related asset writedowns of $98 million in fiscal 2001; restructuring charges of $1.8 billion in fiscal 2002 and $1.0 billion in fiscal 2001; IPR&D charges of $793 million in fiscal 2002 and $35 million in fiscal 2001; acquisition-related charges of $772 million in fiscal 2002 and $33 million in fiscal 2001; net investment losses of $100 million in fiscal 2002 and $2.6 billion in fiscal 2001; net divestiture losses of $53 million fiscal 2001; and litigation settlements of a $14 million gain in fiscal 2002 and a $400 million loss in fiscal 2001.

  Indigo

        On March 22, 2002, HP acquired substantially all of the outstanding stock of Indigo N.V. ("Indigo") not previously owned by HP in exchange for HP common stock and non-transferable contingent value rights ("CVRs") and the assumption of options to purchase Indigo common stock. This acquisition is intended to strengthen HP's printer offerings by adding high performance digital color printing systems. The total consideration for Indigo was $719 million, which included the fair value of HP common stock issued and Indigo options assumed, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. Approximately 32 million shares of HP common stock and approximately 53 million CVRs were issued in connection with this transaction. HP recorded approximately $499 million of goodwill and $153 million of amortizable purchased intangible assets in conjunction with the acquisition and the previous equity investment. The purchased intangible assets are being amortized over their estimated useful lives, which range from five to eight years. In addition, HP recorded a pre-tax charge of approximately $58 million for IPR&D at the time of acquisition in the second quarter of fiscal 2002 because technological feasibility had not been established and no future alternative uses existed.

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

  Bluestone and StorageApps

        In January 2001, HP acquired all of the outstanding stock of Bluestone Software, Inc. ("Bluestone") in exchange for HP common stock and assumption of Bluestone options. In September 2001, HP acquired all of the outstanding stock of StorageApps Inc. ("StorageApps") in exchange for HP common stock and assumption of StorageApps options. The total consideration for Bluestone was $531 million, and the total consideration for StorageApps was $319 million, each of which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs.

        The acquisitions were recorded under the purchase method of accounting, and accordingly the purchase prices were allocated to the tangible assets and liabilities and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess purchase price over those fair values was recorded as goodwill. The fair values assigned to intangible assets acquired were based on valuations prepared by an independent third party appraisal firm using estimates and assumptions provided by management. HP recorded approximately $338 million of goodwill and identified intangible assets in conjunction with the acquisition of Bluestone and approximately $296 million of goodwill and identified intangible assets in conjunction with the acquisition of StorageApps. In addition, HP recorded a pre-tax charge of approximately $19 million for IPR&D related to Bluestone and $15 million for IPR&D related to StorageApps at the time of the acquisitions because technological feasibility had not been established and no future alternative uses existed.

        As a result of product roadmap decisions in connection with the acquisition of Compaq, HP determined that substantially all of the remaining unamortized balances of goodwill and other intangible assets associated with Bluestone and StorageApps were impaired. Accordingly, these amounts were included in the restructuring charge recorded in the third quarter of fiscal 2002.

        Results of operations for each of the acquired companies are included prospectively from the date of acquisition. Pro forma results of operations reflecting the acquisitions of Indigo, Bluestone and StorageApps have not been presented because the results of operations of the acquired companies, either individually or collectively, are not material to HP's results of operations.

        HP also acquired other companies during fiscal 2002, 2001 and 2000 that were not significant to its financial position or results of operations. HP recorded approximately $1 million of IPR&D related to these acquisitions in fiscal 2001. Each of these acquisitions was recorded under the purchase method of accounting.

        The net book value of goodwill and purchased intangible assets was $20.0 billion at October 31, 2002, of which substantially all of the goodwill and $1.4 billion of the intangible assets are not subject to amortization in accordance with SFAS No. 142. The net book value of goodwill and purchased intangible assets was $756 million at October 31, 2001, of which $297 million is not subject to amortization. Accumulated amortization related to these assets was $1.7 billion at October 31, 2002, and $1.2 billion at October 31, 2001. Amortization expense for goodwill and purchased intangible assets was $402 million in fiscal 2002, $174 million in fiscal 2001 and $86 million in fiscal 2000.

  Completed Divestitures

        In fiscal 2001, the net loss from divestitures was $53 million, consisting of a $131 million loss on the sale of the VeriFone, Inc. subsidiary, partially offset by a gain of $78 million on the sale of HP's remaining interest in the Ericsson-HP Technology joint venture to Ericsson.

        In fiscal 2000, the net gain from divestitures was $203 million, consisting of gains on the sale of non-strategic businesses as well as the gain from the sale to Ericsson of part of HP's interest in the Ericsson-HP joint venture.

Note 4: Restructuring Charges

        Prior to the close of the acquisition of Compaq, HP's management initiated and during the third and fourth quarters of fiscal 2002 approved plans to restructure the operations of both the pre-acquisition HP and pre-acquisition Compaq organizations ("restructuring plans"). The restructuring plans eliminated certain duplicative activities, focused on strategic product and customer bases, reduced HP's cost structure and better aligned product and operating expenses with existing general economic conditions. Consequently, HP recorded approximately $1.8 billion of costs associated with exiting the activities of pre-acquisition HP such as severance, early retirement costs, costs of vacating duplicative facilities (leased or owned), contract termination costs, asset impairment charges and other costs associated with exiting activities of HP. Pre-acquisition HP costs were accounted for under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and have been included as a charge to the results of operations for the year ended October 31, 2002. HP recorded approximately $960 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization. Costs to restructure pre-acquisition Compaq were accounted for under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Compaq. A portion of the restructuring liabilities is classified as a long-term liability in the accompanying balance sheet.

        The restructuring charges recorded in the third and fourth quarters were based on HP's restructuring plans that have been committed to by management. As discussed in Note 18, restructuring charges are not allocated to HP's segments. However, the restructuring plans and actions were undertaken to streamline HP's business operations and, as such, of the total $2.7 billion of restructuring costs recorded in fiscal 2002, $1.2 billion, $510 million, $421 million and $76 million is attributable to actions taken in the Enterprise Systems Group, HP Services, the Personal Systems

Group and the Imaging and Printing Group, respectively. The remaining $497 million relates to actions taken in HP's shared services and infrastructure functions.

  Acquisition-Related Restructuring Costs Expensed in Fiscal 2002

        The charge of $1.8 billion to restructure the pre-acquisition HP organization consisted mainly of severance, early retirement costs and other employee benefits, non-inventory asset impairment charges, and other related restructuring activities. The severance, early retirement costs, and other employee benefits related to the planned early retirement or termination of 8,600 employees worldwide across many regions, business functions and job classes. As of October 31, 2002, approximately 6,400 employees were included in the workforce reduction program, had retired or had been terminated, and payments of approximately $255 million had been made. Benefits of approximately $215 million have been or will be paid through post-retirement and pension plans for retiring employees. Additionally, approximately $104 million of the charge is non-cash and relates primarily to net pension and post-retirement settlement and curtailment losses. HP expects to pay the remaining balance of the severance accrual within fiscal 2003. The non-inventory asset impairment of $546 million for goodwill and purchased intangible assets was due primarily to product roadmap decisions made in conjunction with the Compaq acquisition that led to the elimination of substantially all of the middleware and storage virtualization offerings acquired in fiscal 2001. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities and the cost of exiting certain contractual obligations.

        The balance of the accrued restructuring charges recorded in conjunction with the restructuring of the pre-acquisition HP organization in fiscal 2002 was as follows at October 31, 2002:

	Employee Severance and Other Related Benefits	Non-Inventory Asset Impairments	Other Related Restructuring Activities	Total
	In millions
Restructuring costs	$1,029	$546	$184	$1,759
Funded through pension and post-retirement plans	(215)	—	—	(215)
Cash payments	(255)	—	(32)	(287)
Non-cash charges	(104)	(546)	—	(650)

Balance at October 31, 2002	$455	$—	$152	$607

  Acquisition-Related Restructuring Liability Capitalized in Fiscal 2002 as a Cost of Acquisition

        The restructuring plans also included approximately $960 million incurred in connection with restructuring pre-acquisition Compaq that was recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Compaq. This restructuring liability consisted primarily of severance, early retirement costs, other employee benefits, costs of vacating duplicate facilities and the cost of exiting certain contractual obligations. The severance and other employee benefits related to the planned early retirement and termination of 9,300 employees worldwide across many regions, business functions and job classes, as well as employee relocation costs. As of October 31, 2002, approximately 6,300 employees were included in HP's workforce reduction program, had retired or had been terminated, and HP had paid out approximately $266 million in associated costs. Additionally, approximately $52 million of the charge is non-cash and relates primarily to net pension and post-retirement settlement and curtailment losses. HP expects to pay the remaining balance of severance and other employee benefits accrual within fiscal 2003. Other related restructuring charges consisted primarily of the cost of vacating duplicate facilities and the cost of exiting certain contractual obligations.

        The balance of the accrued restructuring charges capitalized as a cost of acquisition in fiscal 2002 was as follows at October 31, 2002:

	Employee Severance and Other Related Benefits	Other Related Restructuring Activities	Total
	In millions
Restructuring costs	$721	$239	$960
Cash payments	(266)	(11)	(277)
Non-cash charges	(52)	—	(52)

Balance at October 31, 2002	$403	$228	$631

  Fiscal 2001 plans

        In fiscal 2001, HP's management approved restructuring actions to respond to the global economic downturn and to improve HP's cost structure by streamlining operations and prioritizing resources in strategic areas of HP's business infrastructure. HP recorded a restructuring charge of $384 million in fiscal 2001 to reflect these actions. The fiscal 2001 charge consisted of severance and other employee benefits related to the termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. HP recorded additional restructuring charges of $21 million in fiscal 2002 to reflect adjustments to the expected severance cost of its fiscal 2001 restructuring plans. As of October 31, 2002, substantially all of these employees were terminated, and HP had paid $394 million of the accrued costs. Additionally, as part of the acquisition of Compaq, HP acquired the remaining obligations of Compaq's existing restructuring plans, which were initially recorded in Compaq's 2001 fiscal year. As of October 31, 2002 HP had paid out $47 million related to the acquired Compaq plan.

        The balance of the fiscal 2001 accrued restructuring charges recorded was as follows at October 31, 2002:

	Employee Severance and Other Related Benefits	Facilities Consolidation and Other	Total
	In millions
Balance, October 31, 2001	$146	$12	$158
Restructuring charges	16	5	21
Remaining obligations of Compaq's restructuring plans	117	142	259
Cash payments	(186)	(40)	(226)
Non-cash charges	(3)	—	(3)

Balance, October 31, 2002	$90	$119	$209

  Fiscal 2000 early retirement program

        In fiscal 2000, HP's management approved an enhanced early retirement ("EER") program designed to balance the workforce based on HP's long-term business strategy. HP offered approximately 2,500 U.S. employees the opportunity to retire early and receive an enhanced payout, and approximately 1,300 employees accepted the offer. Accordingly, HP recorded a restructuring charge of $71 million, consisting of $95 million of severance and $5 million of other employee benefits offset by $29 million of related pension and post-retirement settlement and curtailment gains. In addition to the EER program, HP incurred $31 million of other restructuring charges during fiscal 2000 related to various site shutdowns resulting from strategic management decisions. All amounts related to the EER program had been paid by October 31, 2001.

Note 5: Net Investment (Losses) Gains

        HP's investment portfolio includes equity and debt investments in publicly-traded and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. HP's investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful.

        HP monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. Fair values for investments in public companies are determined using quoted market prices. Fair values for investments in privately-held companies are estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates; liquidation values; the values of recent rounds of financing; and quoted market prices of comparable public companies. In order to determine whether a decline in value is other-than-temporary, HP evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry; the company's relative competitive position within the industry; and HP's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

        Due to the economic downturn, the declines in value of certain investments in emerging technology companies were determined to be other-than-temporary. Accordingly, HP recorded net investment losses of $106 million on its investments in both publicly-traded and privately-held emerging technology companies in fiscal 2002. HP recorded net investment losses of $455 million and net investment gains of $41 million on its investments in fiscal 2001 and 2000, respectively. Depending on market conditions, HP may incur additional charges on this investment portfolio in the future.

Note 6: Discontinued Operations

        Effective July 31, 1999, HP completed its plan of disposition for Agilent Technologies Inc. ("Agilent Technologies") through a distribution of Agilent Technologies common stock to HP's stockholders in the form of a tax-free spin-off. Agilent Technologies was composed of HP's former Measurement Organization, which included the test-and-measurement, semiconductor products, chemical analysis and healthcare solutions businesses. HP's consolidated financial statements for all periods present Agilent Technologies as a discontinued business segment through the spin-off date of June 2, 2000.

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

Note 7: Balance Sheet Details

        The balance sheet details were as follows at October 31, 2002 and 2001:

  Inventory

	2002	2001
	In millions
Finished goods	$4,130	$3,705
Purchased parts and fabricated assemblies	1,667	1,499

	$5,797	$5,204

  Property, Plant and Equipment

	2002	2001
	In millions
Land	$772	$323
Buildings and leasehold improvements	4,787	3,732
Machinery and equipment	6,977	5,753

	12,536	9,808
Accumulated depreciation	(5,612)	(5,411)

	$6,924	$4,397

        Depreciation expense was $1.7 billion in fiscal 2002, $1.2 billion in fiscal 2001 and $1.2 billion in fiscal 2000.

  Long-Term Financing Receivables and Other Assets

	2002	2001
	In millions
Financing receivables	$2,792	$2,169
Investments	1,193	2,144
Deferred tax assets	2,210	880
Other	1,565	933

	$7,760	$6,126

  Other Accrued Liabilities

	2002	2001
	In millions
Other accrued taxes	$1,402	$652
Accrued warranty	1,548	895
Other	4,445	1,660

	$7,395	$3,207

Note 8: Financial Instruments

  Investments in Debt and Equity Securities

        Investments in held-to-maturity and available-for-sale debt and equity securities were as follows at October 31, 2002 and 2001:

	2002				2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	In millions
Held-to-Maturity Securities (carried at amortized cost):
Time deposits	$114	$—	$—	$114	$94	$—	$—	$94
Other debt securities	62	—	—	62	72	—	—	72

	176	—	—	176	166	—	—	166

Available-for-Sale Securities (carried at fair value):
Debt securities:
Municipal securities	132	—	—	132	168	2	(1)	169
U.S. government and agency securities	—	—	—	—	12	—	—	12
Repurchase agreements	120	10	—	130	120	9	—	129
Other debt securities	156	8	—	164	201	11	—	212

Total debt securities	408	18	—	426	501	22	(1)	522
Equity securities in public companies	42	21	(11)	52	129	29	(10)	148

	450	39	(11)	478	630	51	(11)	670

	$626	$39	$(11)	$654	$796	$51	$(11)	$836

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

        In connection with the adoption of SFAS No. 133 on November 1, 2000, HP elected to reclassify investments in debt securities with a net book value of $967 million from held-to-maturity to available-for-sale. The unrealized loss on these securities, net of taxes, was $5 million at the time of the reclassification and was recorded in accumulated other comprehensive income as part of the cumulative effect of adopting SFAS No. 133.

        Contractual maturities of held-to-maturity and available-for-sale debt securities at October 31, 2002 were as follows:

	Held-to-Maturity Securities		Available-for-Sale Debt Securities
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	In millions
Due in less than one year	$112	$112	$125	$125
Due in 1-5 years	64	64	273	291
Due in 5-10 years	—	—	—	—
Due after 10 years	—	—	10	10

	$176	$176	$408	$426

        Proceeds from sales of available-for-sale securities were $90 million in fiscal 2002, $17 million in fiscal 2001 and $100 million in fiscal 2000. The gross realized loss totaled $2 million in fiscal 2002, and gross realized gains were $16 million in fiscal 2001 and $94 million in fiscal 2000. The specific identification method is used to account for gains and losses on available-for-sale securities. A summary of the carrying values and balance sheet classification of all investments in debt and equity securities including held-to-maturity and available-for-sale securities disclosed above was as follows at October 31, 2002 and 2001:

	2002	2001
	In millions
Held-to-maturity debt securities	$112	$103
Available-for-sale debt securities	125	36

Short-term investments	237	139

Held-to-maturity debt securities	64	63
Available-for-sale debt securities	301	486
Available-for-sale equity securities	52	148
Equity securities in privately-held companies and other investments	776	1,447

Included in long-term financing receivables and other assets	1,193	2,144

Total investments	$1,430	$2,283

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

  Derivative Financial Instruments

        HP is a global company which is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of HP's risk management strategy, HP uses derivative instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. Derivative positions are used only to manage underlying exposures of HP. Based upon the criteria established by SFAS No. 133, HP designates most of its derivatives as fair value hedges, cash flow hedges, or foreign currency hedges.

        HP enters into fair value hedges to reduce the exposure of its debt and investment portfolios to both interest rate risk and foreign currency exchange rate risk. HP issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. Interest rate and foreign currency swaps are then typically used to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense and to manage exposure to changes in foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payment obligations and, when the underlying debt is denominated in a foreign currency, exchange of the foreign currency principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed debt to a floating rate or may terminate a previously executed swap if the fixed rate positions provide a more beneficial relationship between assets and liabilities. Similarly, HP may choose not to hedge the foreign currency risk associated with its foreign currency-denominated debt if this debt acts as a natural foreign exchange rate hedge for assets denominated in the same currency. In order to hedge the fair value of certain fixed-rate investments, HP periodically enters into interest rate swaps that convert fixed interest returns into variable interest returns. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, is recognized in earnings in the current period. For interest rate swaps designated as fair value hedges, the critical terms of the interest rate swap and hedged item are generally designed to match up thereby satisfying the criteria for the short-cut method of accounting as defined by SFAS No. 133. Any ineffective portion of the hedge is reflected in interest income or expense for hedges of interest rate risk and in other income or expense for hedges of foreign currency risk. Hedge ineffectiveness for fair value hedges was not material in the years ended October 31, 2002 and 2001. In September 2002, HP sold an interest rate swap associated with its debt portfolio in response to movements in the interest rate market. This transaction resulted in a deferred gain of $185 million, which will be amortized over the remaining life of the corresponding debt as a reduction of interest expense.

        HP uses a combination of forwards and purchased options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. HP's cash flow hedges mature generally within six months. HP also uses forward contracts, which are designated as foreign currency hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. For derivative instruments that are designated and qualify as cash flow hedges or foreign currency hedges, the effective portions of the gain or loss on the derivative instrument are initially recorded in accumulated other comprehensive income as a separate component of stockholders' equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the gain or loss is reported in other income or expense immediately. The effective portion of cash flow and foreign currency hedges is reported in the same financial statement line item as the changes in value of the hedged item. For foreign currency option and forward contracts designated as hedges, hedge effectiveness is measured by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. As of October 31, 2002, no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness for cash flow or foreign currency hedges was not material in the years ended October 31, 2002 and 2001. In addition, during fiscal 2002 and 2001 HP did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

        Other derivatives not designated as hedging instruments under SFAS No. 133 consist primarily of forwards used to hedge foreign currency balance sheet exposures and warrants in companies invested in as part of strategic relationships. For derivative instruments not designated as hedging instruments under SFAS No. 133, changes in the fair values are recognized in earnings in the period of change. The gains and losses on foreign currency forward contracts used to hedge balance sheet exposures are recognized in other income and expense in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offset these gains and losses. HP had net foreign currency exchange losses of $165 million, $72 million, and $50 million in fiscal 2002, 2001, and 2000, respectively.

        HP estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. The fair market value of derivative financial instruments and the respective SFAS 133 classification on the Consolidated Balance Sheet were as follows at October 31, 2002 and 2001:

	2002
	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$152	$166	$(14)	$—	$304
Cash flow hedges	29	3	(66)	(14)	(48)
Foreign currency hedges	—	—	(17)	—	(17)
Other derivatives	91	5	(228)	(33)	(165)

Total	$272	$174	$(325)	$(47)	$74

	2001
	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$17	$385	$(31)	$—	$371
Cash flow hedges	82	12	(37)	(3)	54
Foreign currency hedges	—	—	—	—	—
Other derivatives	45	—	(69)	(6)	(30)

Total	$144	$397	$(137)	$(9)	$395

  Fair Value of Other Financial Instruments

        For certain of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was $7.7 billion at October 31, 2002, compared to a carrying value of $7.8 billion. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

Note 9: Financing Receivables and Operating Leases

        Financing receivables represent sales-type, direct-financing, and operating leases resulting from the marketing of HP's, and complementary third-party, products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets, were as follows at October 31, 2002 and 2001:

	2002	2001
	In millions
Minimum lease payments receivables	$6,636	$4,574
Allowance for doubtful accounts	(304)	(147)
Unguaranteed residual value	523	418
Unearned income	(610)	(493)

Financing receivables, net	6,245	4,352
Less current portion	(3,453)	(2,183)

Amounts due after one year, net	$2,792	$2,169

        Scheduled maturities of HP's minimum lease payments receivable at October 31, 2002 were $3.6 billion in fiscal 2003, $1.9 billion in fiscal 2004, $758 million in fiscal 2005, $236 million in fiscal 2006, $95 million in fiscal 2007 and $37 million thereafter. Actual cash collections may differ due primarily to customer early buy-outs and refinancings.

        Equipment leased to customers under operating leases was $1.8 billion at October 31, 2002 and $1.4 billion at October 31, 2001 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $782 million at October 31, 2002 and $752 million at October 31, 2001. Minimum future rentals on non-cancelable operating leases are $716 million in fiscal 2003, $354 million in fiscal 2004, $110 million in fiscal 2005, $14 million in fiscal 2006 and $2 million in fiscal 2007.

Note 10: Borrowings

        Notes payable and short-term borrowings and the related average interest rates were as follows at October 31, 2002 and 2001:

	2002		2001
	Amount	Average Interest Rate	Amount	Average Interest Rate
	Dollars in millions
Current portion of long-term debt	$772	6.8%	$104	6.6%
Notes payable to banks	484	3.3%	666	3.5%
Commercial paper	537	2.4%	952	2.4%

	$1,793		$1,722

        In March 2002, HP replaced its $1.0 billion committed borrowing facility, which was due to expire in April 2002, with two senior unsecured credit facilities totaling $4.0 billion in borrowing capacity, including a $2.7 billion 364-day facility and a $1.3 billion three-year facility (the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary based on HP's external credit ratings. The Credit Facilities are generally available to support the issuance of commercial paper or for other corporate purposes. At October 31, 2002 and 2001, there were no borrowings outstanding under the Credit Facilities. HP has a $4.0 billion commercial paper program that was established in

December 2000 and a $500 million euro commercial paper/certificate of deposit that was established in May 2001. The total amount outstanding under those programs was $537 million at October 31, 2002 and $952 million at October 31, 2001.

        Long-term debt and related maturities and interest rates were as follows at October 31, 2002 and 2001:

	2002	2001
	In millions
Medium-Term Notes due 2003-2005, at 6.20%-7.65%	$624	$—
HSBC-CCF Notes, due 2003 at 6.85%	250	250
U.S. dollar Global Notes, due 2005 at 7.15%	1,497	1,496
U.S. dollar Global Notes, due 2006 at 5.75%	995	—
U.S. dollar Global Notes, due 2007 at 5.5%	995	—
U.S. dollar Global Notes, due 2012 at 6.5%	498	—
Medium-Term Notes, due 2003-2004, at 1.85%-1.93%	210	210
Euro Medium-Term Notes, due 2006 at 5.25%	738	673
U.S. dollar zero-coupon subordinated convertible notes, due 2017 imputed at 3.13%	318	465
Notes payable, multiple currencies, due 2002-2023 at 2.30%-9.17%	255	318
Other	112	166
Fair value adjustment related to SFAS No. 133	315	255
Less current portion	(772)	(104)

	$6,035	$3,729

        In May 2002, in connection with HP's acquisition of Compaq, all of the outstanding debt of Compaq was consolidated into the financial results of HP. The face value of the Compaq debt consisted of $1.7 billion of commercial paper; $275 million of unsecured 7.45% Medium-Term Notes, which matured on August 1, 2002; $300 million of unsecured 7.65% Medium-Term Notes, which mature on August 1, 2005; $300 million of unsecured 6.2% Medium-Term Notes, which mature on May 15, 2003; and $65 million of other debt (including debt issued by Digital Equipment Corporation), with interest rates ranging from 7.125% to 8.625%, which matures at various dates from March 15, 2004 through April 1, 2023. The outstanding Compaq debt has been assumed by HP. The entire balance of the Compaq commercial paper was paid off during the third quarter of fiscal 2002. The debt had an aggregate fair value of approximately $2.7 billion on the acquisition date. At October 31, 2002, the outstanding amount of the debt acquired in connection with the acquisition of Compaq was $643 million.

        In February 2002, HP filed a shelf registration statement (the "2002 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2002 Shelf Registration Statement was declared effective in March 2002. In June 2002, HP offered under the 2002 Shelf Registration Statement $1.0 billion of unsecured 5.5% Global Notes, which mature on July 1, 2007 unless previously redeemed. Also, in June 2002, HP offered under the 2002 Shelf Registration Statement $500 million of unsecured 6.5% Global Notes, which mature on July 1, 2012 unless previously redeemed. HP may redeem some or all of either series of Global Notes at any time at redemption prices described in the prospectus supplement dated June 21, 2002. As of October 31, 2002, HP had capacity remaining to issue approximately $1.5 billion of securities under the 2002 Shelf Registration Statement.

        HP has the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under a Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. In July 2001, 750 million euro (or $636 million based on the exchange rate on the date of issuance) of 5.25% Medium-Term Notes maturing on July 5, 2006 were issued under this program. As of October 31, 2002, HP had the remaining capacity to issue approximately $2.3 billion of Medium-Term Notes under the program.

        In February 2000, HP filed a shelf registration statement (the "2000 Shelf Registration Statement") with the SEC to register $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants. The 2000 Shelf Registration Statement was declared effective in March 2000. In June 2000, HP offered under the 2000 Shelf Registration Statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005 unless previously redeemed. HP may redeem some or all of the 7.15% Global Notes at any time at the redemption prices described in the prospectus supplement dated June 6, 2000. In May 2001, HP filed a prospectus supplement to the 2000 Shelf Registration Statement, which allowed HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue (the "Series A Medium-Term Note Program"), in addition to the other types of securities described above. In December 2001, HP offered under the 2000 Shelf Registration Statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. During fiscal 2001, HP issued an aggregate of $210 million of Medium-Term Notes at variable rates maturing in 2003 and 2004 under the 2000 Shelf Registration Statement and Series A Medium-Term Note Program. These Medium-Term Notes had a weighted average interest rate of 2.13% and 3.53% during fiscal 2002 and 2001, respectively. At October 31, 2002, HP had capacity remaining to issue approximately $290 million of securities under the 2000 Shelf Registration Statement. See Note 19 for information regarding issuances under the 2000 Shelf Registration Statement subsequent to October 31, 2002.

        In October 1997, HP issued $1.8 billion face value of zero-coupon subordinated convertible notes for proceeds of $968 million, and in November 1997 HP issued an additional $200 million face value of the notes for proceeds of $108 million. The notes are due in 2017. The notes are convertible by the holders at the rate of 15.09 shares of HP's common stock for each $1,000 face value of the notes, payable in either cash or common stock at HP's election. At any time, HP may redeem the notes at book value, payable in cash only. The notes are subordinated to all other existing and future senior indebtedness of HP. In December 2000, the Board of Directors authorized a repurchase program for the notes. Under the repurchase program, HP has repurchased the notes from time to time at varying prices. In fiscal 2002, HP repurchased $257 million in face value of the notes with a book value of $158 million for an aggregate purchase price of $127 million, resulting in an extraordinary gain on the early extinguishment of debt of $20 million (net of related taxes of $11 million). In fiscal 2001, HP repurchased $1.2 billion in face value of the notes with a book value of $729 million for an aggregate purchase price of $640 million, resulting in an extraordinary gain on the early extinguishment of debt of $56 million (net of related taxes of $33 million). As of October 31, 2002, the notes had a remaining book value of $318 million.

        HP also maintains various international lines of credit with a total capacity of $2.7 billion and various other short- and long-term borrowings from a number of financial institutions and institutional investors. There were approximately $484 million and $666 million outstanding under these borrowings at October 31, 2002 and 2001, respectively. These borrowings had a weighted average interest rate of 3.3% and 3.5% at October 31, 2002 and 2001, respectively.

        Aggregate future maturities of the face value of the long-term debt outstanding at October 31, 2002 (excluding the fair value adjustment related to SFAS No. 133 of $315 million and discounts on debt issuances totaling $187 million) are $743 million in 2003, $302 million in 2004, $1.8 billion in 2005, $802 million in 2006, $2.0 billion in 2007 and $1.0 billion thereafter. HP occasionally repurchases its debt prior to maturity based on its assessment of current market conditions and financing alternatives.

Note 11: Taxes on Earnings

        The (benefit from) provision for taxes on earnings from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes was as follows for the years ended October 31, 2002, 2001 and 2000:

	2002	2001	2000
	In millions
U.S. federal taxes:
Current	$(768)	$(178)	$740
Deferred	(11)	(1,038)	(634)
Non-U.S. taxes:
Current	334	1,239	928
Deferred	202	41	(19)
State taxes	114	14	49

	$(129)	$78	$1,064

        The significant components of deferred tax assets and deferred tax liabilities were as follows at October 31, 2002 and 2001:

	2002		2001
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$1,204	$—	$525	$—
Credit carryforwards	1,352	—	636	—
Unremitted earnings of foreign subsidiaries	—	2,044	—	874
Inventory	466	38	196	—
Fixed assets	300	8	158	7
Warranty	484	2	291	—
Employee and retiree benefits	1,355	273	472	160
Intracompany sales	1,805	—	2,248	—
Accounts receivable	303	6	231	—
Capitalized research and development	849	—	—	—
Purchased intangible assets	134	1,373	—	31
Restructuring	551	—	47	—
Equity investments	423	—	44	—
Other	821	142	265	90

Gross deferred tax assets and liabilities	10,047	3,886	5,113	1,162
Valuation allowance	(877)	—	(74)	—

Total deferred tax assets and liabilities	$9,170	$3,886	$5,039	$1,162

        The current portion of the deferred tax asset, which is included in other current assets, was $3.3 billion at October 31, 2002 and $3.1 billion at October 31, 2001.

        HP recorded gross deferred tax assets of $4.4 billion and gross deferred tax liabilities of $2.3 billion upon the acquisition of Compaq. The gross deferred tax assets are composed primarily of loss and tax credit carryforwards, capitalized research and development costs and other temporary differences. The gross deferred tax liabilities are composed primarily of provisions made on foreign earnings that are not intended to be indefinitely reinvested and timing differences related to purchased intangible assets. The gross deferred tax assets recorded were reduced by a valuation allowance of $774 million. If HP determines that it will realize the tax attributes related to Compaq in the future, the related decrease in the valuation allowance will reduce goodwill instead of the provision for taxes.

        At October 31, 2002, HP had federal net operating loss carryforwards of approximately $1.1 billion, which will expire in 2022. HP also had foreign net operating loss carryforwards totaling $1.3 billion, of which $513 million will expire between 2003 and 2012. The remainder of the foreign net operating loss carryforwards have an unlimited carryforward period. Total capital loss carryforwards of $1.1 billion will expire in 2006. Foreign tax credit carryforwards of approximately $767 million will expire between 2003 and 2007, with approximately $505 million expiring in 2006 and $242 million expiring in 2007. Alternative minimum tax credit carryforwards of approximately $305 million have an unlimited carryforward period. General business credit carryforwards of approximately $280 million will expire between 2003 and 2022, with approximately $142 million of this amount expiring between 2019 and 2022. All carryforwards expire as of October 31 of the year indicated.

        The gross deferred tax assets as of October 31, 2002 were reduced by valuation allowances of $877 million, principally on tax loss carryforwards and credit carryforwards, both primarily associated with the Compaq acquisition that management has determined are more likely than not to expire unused. The valuation allowance increased by $803 million in fiscal 2002 and $74 million in fiscal 2001.

        Tax benefits of $21 million in fiscal 2002, $16 million in fiscal 2001 and $495 million in fiscal 2000 associated with the exercise of employee stock options and other employee stock programs were allocated to stockholders' equity.

        The differences between the U.S. federal statutory income tax (benefit) rate and HP's effective tax (benefit) rate were as follows for the years ended October 31, 2002, 2001 and 2000:

	2002	2001	2000
U.S. federal statutory income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.6	1.4	0.7
Lower rates in other jurisdictions, net	(35.0)	(43.0)	(13.4)
Goodwill	17.0	7.5	0.5
In-process research and development	26.4	1.8	—
Acquisition-related charges	6.9	2.0	—
Divestitures	(12.6)	1.2	—
Research and development credit	(3.8)	(2.9)	(0.2)
Valuation allowance	16.2	7.0	—
Other, net	1.0	1.1	0.4

	(12.3)%	11.1%	23.0%

        The domestic and foreign components of (losses) earnings from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes were as follows for the years ended October 31, 2002, 2001 and 2000:

	2002	2001	2000
	In millions
U.S	$(3,686)	$(2,570)	$1,547
Non-U.S.	2,634	3,272	3,078

	$(1,052)	$702	$4,625

        HP has not provided for U.S. federal income and foreign withholding taxes on $14.5 billion of undistributed earnings from non-U.S. and Puerto Rican operations as of October 31, 2002 because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. Where excess cash has accumulated in HP's non-U.S. subsidiaries and it is advantageous for business operations, tax or foreign exchange reasons, subsidiary earnings are remitted.

        As a result of certain employment actions and capital investments undertaken by HP, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2013. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $389 million ($0.16 per share) in fiscal 2002, $457 million ($0.24 per share) in fiscal 2001 and $969 million ($0.49 per share) in fiscal 2000.

        The Internal Revenue Service ("IRS") has completed its examination of the income tax returns of HP and Compaq for all years through 1995 and 1997, respectively. As of October 31, 2002, the IRS was in the process of examining HP's income tax returns for years 1996 through 2001 and Compaq's tax returns for years 1998 through 2000. HP believes that adequate accruals for HP and Compaq have been provided for all years.

Note 12: Stockholders' Equity

  Authorized Common Stock

        In February 2001, HP stockholders approved an amendment of HP's Certificate of Incorporation to increase the number of authorized shares of common stock to 9.6 billion shares from 4.8 billion.

  Authorized Preferred Stock and Preferred Share Purchase Rights Plan

        HP has 300,000,000 authorized shares of preferred stock. On August 31, 2001, HP classified 4,500,000 of these shares as Series A Participating Preferred Stock in conjunction with HP's adoption of a Preferred Stock Rights Agreement as of that date (the "Rights Agreement"). The HP Board of Directors approved the termination of the Preferred Share Purchase Rights (the "Rights") issued pursuant to the Rights Agreement and the Rights Agreement effective at the close of business on January 21, 2003. When in effect, the Rights Agreement provided for the issuance of one Right for each share of HP common stock held of record as of the close of business on September 17, 2001 or issued thereafter. Each Right conferred the right to purchase one one-thousandth of a share of HP's Series A Participating Preferred Stock at a purchase price of $180.00, subject to adjustment, under certain circumstances. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of HP's common stock, the Rights would have become exercisable.

        Upon exercise, the holder of the Right also would have had the right to receive HP common stock having a value equal to two times the purchase price. At any time after a person or group acquired 15% or more of HP's common stock, but less than 50% of the common stock, HP's Board of Directors could have exchanged the Rights, in whole or in part, at an exchange ratio of one common share per Right, as adjusted to reflect any stock split, stock dividend or similar transaction. The Board of Directors, under certain conditions, also could have redeemed the purchase Rights in whole, but not in part, at a price of $0.001 per Right. The Rights had no voting privileges and were attached to and automatically traded with HP common stock until the occurrence of specified triggering events.

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends were $0.32 per share in each of fiscal 2002, 2001 and 2000.

  Acquisition of Compaq

        In connection with the acquisition of Compaq, HP assumed certain of Compaq's existing stock option plans. In July 2002, the HR and Compensation Committee of the Board of Directors amended the assumed plans to conform, in general, their terms to those of the HP stock option plans. The plans also were amended to exclude directors and certain officers from eligibility to receive option grants under the assumed plans and to restrict grants to only non-qualified options.

  Agilent Technologies Spin-Off

        On June 2, 2000 (the "distribution date"), HP distributed substantially all of its remaining interest in Agilent Technologies through a stock dividend to HP stockholders of record as of the close of business on May 2, 2000. This distribution was made in the amount of 0.3814 share of Agilent Technologies common stock for each outstanding share of HP common stock. The decrease in the intrinsic value of HP's employee stock plans attributable to the distribution of Agilent Technologies was restored in accordance with the methodology set forth in EITF Issue No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring." Accordingly, the number of HP employee options and shares of restricted stock not yet released (including unvested matching shares under the Employee Stock Purchase Plan ("ESPP")) outstanding on May 2, 2000 were increased and, in the case of options, the exercise prices were correspondingly decreased to reflect the decline in intrinsic value on the distribution date. Holders of options that were exercised and shares of restricted stock that were released prior to May 2, 2000 received shares of Agilent Technologies in connection with the spin-off.

  Employee Stock Purchase Plan

        Effective November 1, 2000, HP adopted and HP's Board of Directors and stockholders approved a new employee stock purchase plan, the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also referred to as the 2000 ESPP Plan. This is a noncompensatory plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Under the plan, any regular full-time or part-time employee may contribute up to 10% of base compensation (subject to certain income limits) to the semi-annual purchase of shares of HP's common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. At October 31, 2002, approximately 139,000 employees were eligible to participate and approximately 67,000 employees were participants in the plan. In fiscal 2002, employee participants purchased 18,536,000 shares of HP common stock under the plan at a weighted-average price of $14 per share. In fiscal 2001, employee participants purchased 5,868,000 shares of HP common stock under the plan at a weighted-average price of $24 per share.

        As of October 31, 2000 employees no longer were permitted to make contributions to HP's prior ESPP. Under the prior ESPP, eligible employees could generally contribute up to 10% of their base compensation to the quarterly purchase of shares of HP's common stock. Employee contributions to purchase shares were partially matched with shares contributed by HP, which generally vested over two years. At October 31, 2002, there were no remaining unvested shares. HP contributed to employees 615,000 matching shares at a weighted-average price of $47 in fiscal 2001 related to shares purchased by employees for the last quarterly purchase period in fiscal 2000. HP contributed to employees, including persons who became employees of Agilent Technologies, 2,534,000 matching shares at a weighted-average price of $50 in fiscal 2000. On the distribution date, 569,000 shares of HP stock held by Agilent Technologies employees were forfeited. Agilent Technologies replaced the forfeited HP shares with shares of Agilent Technologies stock of equivalent value. Compensation expense recognized under the prior ESPP plan was $29 million in fiscal 2002, $74 million in fiscal 2001 and $89 million in fiscal 2000.

  Incentive Compensation Plans

        HP has four principal stock option plans, adopted in 2000, 1995, 1990 and 1985, under which stock options are outstanding. All plans permit options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option is generally equal to the fair market value of HP's common stock on the date the option is granted, and its term is generally ten years. Under the 2000 Stock Plan and the 1990 and 1995 Incentive Stock Plans, the HR and Compensation Committee of the Board of Directors, in certain cases, may choose to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP granted discounted options to purchase 679,000 shares in fiscal 2002, 4,177,000 shares in fiscal 2001 and 5,151,000 shares in fiscal 2000. Options generally vest at a rate of 25% per year over a period of four years from the date of grant, with the exception of discounted options. Discounted options generally may not be exercised until the third or fifth anniversary of the option grant date, at which time such options become fully vested. The cost of the discounted options, determined to be the difference between the exercise price of the option and the fair market value of HP's common stock on the date of the option grant, is expensed ratably over the option vesting period.

        Option activity was as follows for the years ended October 31, 2002, 2001 and 2000:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	Shares in thousands
Outstanding at beginning of year	217,441	$35	163,125	$36	115,582	$24
Granted	66,438	21	65,628	29	85,412	51
Additional options granted to compensate for loss in intrinsic value due to Agilent Technologies spin-off	—	—	—	—	28,767	19
Assumed through acquisitions	202,028	33	5,415	26	—	—
Exercised	(9,208)	7	(7,610)	11	(34,496)	13
Forfeited/Cancelled	(17,365)	37	(9,117)	41	(32,140)	24

Outstanding at end of year	459,334	32	217,441	35	163,125	36

Exercisable at year-end	286,830	$34	84,281	$28	51,404	$18

        Information about options outstanding was as follows at October 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	Shares in thousands
$0-$9.99	16,421	1.8	$8	15,725	$7
$10-$19.99	75,787	7.1	$16	35,460	$16
$20-$29.99	150,096	7.2	$25	84,783	$27
$30-$39.99	90,040	6.9	$35	57,833	$37
$40-$49.99	72,711	6.6	$46	59,726	$45
$50-$59.99	35,116	7.0	$57	16,898	$56
$60 and over	19,163	6.2	$71	16,405	$72

	459,334	6.8	$32	286,830	$34

        Under the 2000 Stock Plan, the 1990 and 1995 Incentive Stock Plans and the 1985 Incentive Compensation Plan, certain employees were granted cash or restricted stock awards. Cash and restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by the HR and Compensation Committee. The majority of the shares of restricted stock outstanding at October 31, 2002 are subject to forfeiture if employment terminates prior to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. HP had 1,370,000 shares of restricted stock outstanding at October 31, 2002, 2,501,000 shares outstanding at October 31, 2001 and 6,079,000 shares outstanding at October 31, 2000.

        Shares available for option, ESPP and restricted stock grants were 248,557,000 at October 31, 2002, including 54,216,000 shares under the assumed Compaq plans, 283,080,000 at October 31, 2001 and 349,101,000 at October 31, 2000. All regular employees were considered eligible to receive stock options in fiscal 2002. There were approximately 127,000 employees holding options under one or more of the option plans as of October 31, 2002.

        Compensation expense recognized under incentive compensation plans was $84 million in fiscal 2002, $90 million in fiscal 2001 and $149 million in fiscal 2000.

        Information presented above regarding the incentive compensation plans includes activity related to Agilent Technologies employees through the distribution date, except as noted. Under the existing terms of the stock option plans, substantially all stock options held by Agilent Technologies employees were cancelled and replaced with Agilent Technologies stock options, or became fully vested on the distribution date. The fully vested options, if not exercised, expired within three months from the distribution date. Options to purchase a total of 25,543,000 shares of HP common stock held by Agilent Technologies employees were cancelled and replaced with options to purchase Agilent Technologies stock. On the distribution date, options to purchase 812,000 shares became fully vested, and of this amount, options to purchase 91,000 shares expired three months from that date. A total of 1,177,000 shares of HP restricted stock held by Agilent Technologies employees were forfeited and cancelled on or before the distribution date and were replaced with shares of Agilent Technologies stock of equivalent value.

  Stock-Based Compensation Pro Forma Net Earnings Information

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

        HP has determined pro forma net earnings and earnings per share information, as required by SFAS No. 123, "Accounting for Stock-Based Compensation," as if HP had accounted for employee stock options under SFAS No. 123's fair value method. The fair value of these options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended October 31, 2002, 2001 and 2000:

	Stock Options			ESPP
	2002	2001	2000	2002	2001
Risk-free interest rate	4.84%	5.10%	6.88%	1.94%	3.97%
Dividend yield	1.8%	1.4%	0.7%	1.9%	1.1%
Volatility	39%	39%	34%	54%	54%
Expected option life	7 years	7 years	7 years	6 months	6 months

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the four-year average vesting period of the options and the estimated fair value of the employee stock purchase grants is amortized at the end of each period. The weighted-average fair value of options granted during the year was $8.64 in fiscal 2002, $12.30 in fiscal 2001 and $24.40 in fiscal 2000. The weighted fair value of the employee stock purchase plan grants was $5.81 in fiscal 2002 and $9.88 in fiscal 2001.

        The pro forma effect on net earnings (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the grant was as follows for the years ended October 31, 2002, 2001 and 2000:

In millions, except per share amounts	2002	2001	2000
Net (loss) earnings from continuing operations before extraordinary item and cumulative effect of change in accounting principle:
As reported	$(923)	$624	$3,561
Pro forma	$(1,699)	$(110)	$3,191
Diluted net (loss) earnings per share from continuing operations before extraordinary item and cumulative effect of change in accounting principle:
As reported	$(0.37)	$0.32	$1.73
Pro forma	$(0.68)	$(0.06)	$1.54

  Shares Reserved

        HP had 713,477,000 shares of common stock reserved at October 31, 2002 and 507,328,000 shares reserved at October 31, 2001 for future issuance under employee benefit plans and employee stock plans. Additionally, HP had 21,494,000 shares reserved at October 31, 2002 and 21,495,000 shares reserved at October 31, 2001 for future issuances related to conversions of zero-coupon subordinated notes.

  Stock Repurchase Program

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other opportunistic share repurchases. This plan authorizes purchases in the open market or in private transactions. In fiscal 2002, 39,623,000 shares were repurchased for an aggregate price of $671 million. As of October 31, 2002, HP had authorization for remaining future repurchases of approximately $960 million. In fiscal 2001, 45,036,000 shares were repurchased for an aggregate price of $1.2 billion and in fiscal 2000, 96,978,000 shares were repurchased for the aggregate price of $5.6 billion.

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

Note 13: Comprehensive (Loss) Income

        The changes in the components of other comprehensive income, net of taxes, were as follows for the years ended October 31, 2002, 2001 and 2000:

	2002	2001	2000
	In millions
Net (loss) earnings	$(903)	$408	$3,697
Net unrealized (losses) gains on available-for-sale securities:
Change in net unrealized (losses) gains on available-for-sale securities, net of tax benefit of $4 in 2002 and $34 in 2001 and taxes of $119 in 2000	(7)	(58)	187
Net unrealized gains reclassified into earnings, net of tax benefit of $1 in 2002, $9 in 2001 and $60 in 2000	(2)	(16)	(94)

	(9)	(74)	93

Net unrealized (losses) gains on derivative instruments:
Change in net unrealized (losses) gains on derivative instruments, net of tax benefit of $19 in 2002 and taxes of $31 in 2001	(41)	64	—
Net unrealized gains reclassified into earnings, net of tax benefit of $12 in 2002 and $18 in 2001	(20)	(42)	—

	(61)	22	—

Net change in cumulative translation adjustment	7	—	—
Additional minimum pension liability net of tax benefit of $191	(379)	—	—

Comprehensive (loss) income	$(1,345)	$356	$3,790

        The components of accumulated other comprehensive (loss) income, net of taxes, were as follows at October 31, 2002 and 2001:

	2002	2001
	In millions
Net unrealized gains on available-for-sale securities	$10	$19
Net unrealized (losses) gains on derivative instruments	(39)	22
Cumulative translation adjustments	7	—
Additional minimum pension liability	(379)	—

Accumulated other comprehensive income	$(401)	$41

Note 14: Supplemental Cash Flow Information

        Supplemental cash flow information was as follows for the years ended October 31, 2002, 2001 and 2000:

	2002	2001	2000
	In millions
Cash paid for income taxes, net	$139	$1,159	$1,063
Cash paid for interest	$206	$266	$198
Non-cash transactions:
Net issuances (forfeitures) of common stock for employee benefit plans:
Restricted stock and other	$4	$(8)	$(96)
Employer matching contributions for 401(k) and employee stock purchase Plans	$7	$47	$89
Issuance of common stock and options assumed related to business acquisitions	$24,717	$840	$—

Note 15: Retirement and Post-Retirement Benefit Plans

  General

        Substantially all of HP's employees are covered under various defined benefit and defined contribution pension and deferred profit-sharing retirement plans. In addition, HP sponsors medical and life insurance plans that provide benefits to retired U.S. employees.

  Acquisition of Compaq

        On May 3, 2002, the acquisition date of Compaq, HP assumed responsibility for pension and other post-retirement benefits for current and former pre-acquisition Compaq employees that had qualified under existing pension and other post-retirement plans (each a "Compaq Pension Plan"). On January 1, 2003, HP extended eligibility under existing pre-acquisition HP pension and other post-retirement benefit plans to substantially all pre-acquisition Compaq employees in the United States that were not eligible under a Compaq Pension Plan.

  Agilent Technologies Spin-off

        On the June 2, 2000 spin-off date of Agilent Technologies, Agilent Technologies assumed responsibility for pension, deferred profit-sharing and other post-retirement benefits for current and former employees whose last work assignment prior to the distribution date was with businesses spun-off to Agilent Technologies. In the United States, the Hewlett-Packard Company Retirement Plan and Deferred Profit-Sharing Plan Master Trust was converted to the Group Trust for the Hewlett-Packard Company Deferred Profit-Sharing Plan and Retirement Plan and the Agilent Technologies, Inc. Deferred Profit-Sharing Plan and Retirement Plan (the "Group Trust"). Both the HP and Agilent Technologies Retirement Plans include post-retirement medical accounts. A pro-rata share of the assets of the Group Trust was assigned to the HP Retirement Plan and Deferred Profit-Sharing Trusts and the respective Agilent Technologies' Trusts. Outside the United States, generally, a pro-rata share of the HP pension assets, if any, was transferred or otherwise assigned to the Agilent Technologies entity in accordance with local law or practice. The pro-rata shares were in the same proportion as the projected benefit obligations for HP employees to the total projected benefit obligations of HP and Agilent Technologies as of April 30, 2000. For all periods presented, the assets and liabilities related to the retirement and post-retirement benefit plans of Agilent Technologies are included in net assets of discontinued operations in HP's accompanying Consolidated Balance Sheet through the spin-off date of

June 2, 2000 and the related costs are included in net earnings of discontinued operations in HP's accompanying Consolidated Statement of Earnings through June 2, 2000. The information in this note for all periods excludes Agilent Technologies.

  Retirement Plans

        HP sponsors a number of defined benefit, defined contribution and other post-retirement employee benefit plans. Benefits under the defined benefit pension plans are generally based on pay and years of service. Worldwide pension and post-retirement costs including defined benefit, defined contribution and other post-retirement plans were $1.0 billion in fiscal 2002, $392 million in fiscal 2001 and $442 million in fiscal 2000. Included in the worldwide pension and post-retirement costs were restructuring charges, consisting of net curtailment gains and losses, net settlement gains and losses and special termination benefits of $319 million, ($38 million) and $66 million in fiscal 2002, 2001 and 2000, respectively (see Note 4 to the Consolidated Financial Statements). For eligible service of U.S. employees through October 31, 1993, the benefit payable under the Retirement Plan is reduced by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan ("DPSP"), which has since been closed to new participants.

        The combined status of the U.S. defined benefit pension plans and DPSP was as follows at October 31, 2002 and 2001:

	2002	2001
	In millions
Fair value of plan assets	$3,461	$2,416
Retirement benefit obligation	$5,170	$3,185

        Global capital market developments resulted in negative returns on HP's retirement benefit plan assets and a decline in the discount rates used to estimate the liability. As a result, HP was required to record an additional minimum pension liability of $570 million ($379 million after tax) for plans where the accumulated benefit obligation exceeded the fair market value of the respective plan assets. The additional minimum pension liability was included in HP's accumulated other comprehensive loss.

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

  401(k) Plan

        U.S. employees may participate in the Tax Saving Capital Accumulation Plan ("TAXCAP"), which was established as a supplemental retirement program. Beginning February 1, 1998, enrollment in the TAXCAP is automatic for employees who meet eligibility requirements unless they decline participation. Under the TAXCAP program, HP matches contributions by employees up to a maximum of 4% of an employee's annual compensation. A portion of this matching contribution may be made in the form of HP common stock to the extent an employee elects HP stock as an investment option under the plan. Beginning on November 1, 2000, the maximum contribution under the TAXCAP is 20% of an employee's annual eligible compensation subject to certain IRS limitations. HP's expense related to TAXCAP was $120 million in fiscal 2002, $119 million in fiscal 2001 and $110 million in fiscal 2000. Through October 31, 2000, the maximum combined contribution to the ESPP and TAXCAP was 25% of an employee's annual eligible compensation, subject to certain regulatory and plan limitations. Effective May 3, 2002, HP assumed the sponsorship of the Compaq Computer Corporation 401k Investment Plan (the "Compaq 401(k) Plan"). HP matches contributions by employees up to a maximum of 6% of an employee's annual compensation. Similar to HP's pre-acquisition 401(k) plans, contributions are invested at the direction of the employee in various funds, including HP common stock. The amount charged to expense associated with the Compaq 401(k) Plan was $56 million.

  Components of Net Pension and Post-Retirement Benefit Costs

        HP's net pension and post-retirement benefit costs were as follows for the years ended October 31, 2002, 2001 and 2000:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			U.S. Post-Retirement Benefit Plans
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	In millions
Service cost	$220	$198	$161	$108	$93	$77	$26	$18	$18
Interest cost	188	96	74	118	91	74	52	27	24
Expected return on plan assets	(174)	(105)	(100)	(157)	(136)	(107)	(34)	(47)	(41)
Amortization and deferrals:
Actuarial (gain) loss	30	(14)	(21)	14	5	8	(6)	(22)	(20)
Transition (asset) obligation	—	—	(5)	—	—	—	—	—	—
Prior service cost (benefit)	3	3	3	1	2	2	(4)	(4)	(5)

Net periodic benefit cost	267	178	112	84	55	54	34	(28)	(24)
Curtailment (gain) loss	1	(22)	(10)	(8)	(1)	—	70	(31)	(1)
Settlement (gain) loss	30	(1)	(18)	11	16	—	—	—	—
Special termination benefit	194	—	95	—	1	—	21	—	—

Net restructuring (gains) charges	225	(23)	67	3	16	—	91	(31)	(1)

Net benefit cost	$492	$155	$179	$87	$71	$54	$125	$(59)	$(25)

        The funded status of the defined benefit and post-retirement benefit plans was as follows at October 31, 2002 and 2001:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2002	2001	2002	2001	2002	2001
	In millions
Change in fair value of plan assets:
Fair value—Beginning of year	$881	$1,200	$1,528	$1,562	$381	$522
Addition of plan—Compaq	2,000	—	1,387	—	12	—
Addition/deletion of plans	—	—	(49)	—	—	—
Actual return on plan assets	(453)	(307)	(638)	(115)	(60)	(131)
Employer contributions	246	38	456	102	17	—
Participants' contributions	—	—	34	23	13	5
Benefits paid	(323)	(50)	(77)	(44)	(46)	(15)
Restructuring impact	—	—	(16)	(5)	—	—
Currency impact	—	—	149	5	—	—

Fair value—End of year	2,351	881	2,774	1,528	317	381

Change in benefit obligation:
Benefit obligation—Beginning of year	1,650	1,314	1,605	1,508	489	350
Addition of plan—Compaq	2,247	—	1,701	—	481	—
Addition/deletion of plans	—	—	(51)	—	—	11
Service cost	220	198	108	93	26	18
Interest cost	188	96	118	91	52	27
Participants' contributions	—	—	34	23	13	5
Actuarial (gain) loss	(116)	125	121	(22)	357	123
Benefits paid	(323)	(50)	(77)	(44)	(46)	(15)
Plan amendments	—	—	1	(24)	122	—
Restructuring impact	194	(33)	(35)	(20)	79	(30)
Currency impact	—	—	200	—	—	—

Benefit obligation—End of year	4,060	1,650	3,725	1,605	1,573	489

Plan assets (less than) in excess of benefit obligation	(1,709)	(769)	(951)	(77)	(1,256)	(108)
Unrecognized net experience loss (gain)	815	365	1,202	267	417	(26)
Unrecognized prior service cost (benefit) related to plan changes	13	16	(5)	(8)	94	(34)
Unrecognized net transition asset	—	—		(1)	—	—

Net (accrued) prepaid amount recognized	(881)	(388)	246	181	(745)	(168)
Contributions after measurement date	100	—	17	—	—	—

Net amount recognized	$(781)	$(388)	$263	$181	$(745)	$(168)

        The net amount recognized for HP's defined benefit and post-retirement benefit plans was as follows at October 31, 2002 and 2001:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		U.S. Post-Retirement Benefit Plans
	2002	2001	2002	2001	2002	2001
	In millions
Prepaid benefit cost	$—	$—	$736	$195	$—	$—
Other assets	—	—	6	—	—	—
Accrued benefit liability	(1,236)	(388)	(594)	(14)	(745)	(168)
Accumulated other comprehensive loss	455	—	115	—	—	—

Net amount recognized	$(781)	$(388)	$263	$181	$(745)	$(168)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows at October 31, 2002 and 2001:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2002	2001	2002	2001
	In millions
Aggregate fair value of plan assets	$2,351	$881	$2,376	$779
Aggregate projected benefit obligation	$4,060	$1,650	$3,388	$903

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows at October 31, 2002 and 2001:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2002	2001	2002	2001
	In millions
Aggregate fair value of plan assets	$2,351	$—	$1,016	$—
Aggregate accumulated benefit obligation	$3,257	$—	$1,538	$—

        Plan assets consist primarily of listed stocks and bonds. It is HP's practice to fund the plans to the extent that contributions are tax-deductible.

  Assumptions

        The assumptions used to measure the benefit obligations and to compute the expected long-term return on assets for HP's defined benefit and post-retirement benefit plans were as follows for the years ended October 31, 2002, 2001 and 2000:

	2002	2001	2000
U.S. defined benefit plans:
Discount rate	6.8%	7.0%	7.5%
Average increase in compensation levels	4.5%	5.8%	6.5%
Expected long-term return on assets	8.5%	9.0%	9.0%
Non-U.S. defined benefit plans:
Discount rate	2.5 to 6.0%	2.5 to 6.5%	3.0 to 6.5%
Average increase in compensation levels	3.0 to 4.5%	3.5 to 5.5%	3.5 to 5.5%
Expected long-term return on assets	5.5 to 7.5%	6.5 to 8.5%	6.1 to 8.5%
U.S. post-retirement benefit plans:
Discount rate	6.8%	7.0%	7.5%
Expected long-term return on assets	8.5%	9.0%	9.0%
Current medical cost trend rate	12.5%	7.8%	7.8%
Ultimate medical cost trend rate	5.5%	5.5%	5.5%

        The rate of increase in medical costs was assumed to decrease gradually through 2010, and remain at that level thereafter. Assumed health care cost trend rates could have a significant effect on the amounts reported for health care plans. A 1.0 percentage point increase in the assumed health care cost trend rates would have increased the total service and interest cost components reported in fiscal 2002 by $19 million and would have increased the post-retirement benefit obligation reported in fiscal 2002 by $219 million. A 1.0 percentage point decrease in the assumed health care cost trend rates would have decreased the total service and interest cost components reported in fiscal 2002 by $14 million and would have decreased the post-retirement obligation reported in fiscal 2002 by $179 million.

Note 16: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Future annual minimum lease payments at October 31, 2002 were $493 million for fiscal 2003, $397 million for fiscal 2004, $286 million for fiscal 2005, $228 million for fiscal 2006, $192 million for fiscal 2007 and $522 million thereafter. These payments will be partially offset by sublease rental income commitments. Future minimum sublease rental income commitments at October 31, 2002 were $23 million for fiscal 2003, $14 million for fiscal 2004, $10 million per year in each of fiscal years 2005 through 2007 and $10 million thereafter. Certain leases require HP to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $566 million in fiscal 2002, $374 million in fiscal 2001 and $344 million in fiscal 2000. Sublease rental income was $17 million in fiscal 2002, $20 million in fiscal 2001 and $19 million in fiscal 2000.

Note 17: Litigation and Contingencies

Pending Litigation

        HP v. Cooper et al. is a lawsuit filed in United States District Court in the Northern District of California on or about March 23, 1998. The Cooper defendants claim that HP's LaserJet printers infringe U.S. patent 5,424,780, which allegedly covers portions of the resolution enhancement technology employed in these printers, and seek an injunction, monetary damages and attorneys' fees and costs. Based on an opinion from outside counsel, HP believes that its LaserJet printers do not infringe the patent. The U.S. Patent Office agreed to reexamine the patent based on prior art identified by the parties. Litigation was stayed pending the outcome of the U.S. Patent Office reexamination. The U.S. Patent Office issued a reexamination certificate in July 2002, and the stay of litigation was subsequently lifted.

        Stevens v. HP is an unfair business practices consumer class action filed in state court in Riverside County, California on or about July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in 32 additional states. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers over the past four years. The basic factual allegation of these actions is that when the affected consumer purchased HP printers they received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. HP recently obtained summary judgment against plaintiffs in the California action, which the plaintiffs are appealing. HP also received summary judgment in Kansas and Arizona. The matter has been certified as a class action in North Carolina state court, and a trial date has been set for June 9, 2003. The Ohio and New York litigation has been dismissed. In Connecticut, the trial court denied the plaintiffs' motion to certify a class action. In Oregon and Washington, the case has been dismissed without prejudice. The litigation is in various stages in other jurisdictions.

        Alvis v. HP is a nationwide defective product consumer class action filed in United States District Court in Jefferson County, Texas by a resident of eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in United States District Court in Jefferson County, Texas against Compaq. In May 2000 Sprung v. HP and Compaq was filed in United States District Court in the 60th Judicial District of Colorado. These actions are part of a series of similar suits filed against several computer manufacturers. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, rescission and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case. Compaq has filed a petition for review by the Texas Supreme Court. The Texas Supreme Court requested additional briefing. A class certification hearing in Alvis has been set for February 2003. The Sprung case was dismissed on May 31, 2002. In addition, HP and Compaq continue to provide information to the U.S. government and state attorneys general in California and Illinois in response to inquiries regarding floppy disk controllers in computers sold to government entities.

        On or about December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court in the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. The court is expected to hold a hearing to construe the disputed claims terms in Cornell's patent in early 2003. After reviewing the pertinent materials, HP believes that its products do not infringe the patent. Furthermore, HP believes Cornell's patent is invalid.

        A number of purported stockholder class actions were brought in 1998 against Compaq and certain present and former directors and officers of Compaq, on behalf of all persons who purchased Compaq common stock from July 10, 1997 through March 6, 1998. These actions were consolidated under the title Berger v. Compaq Computer Corporation, et al. on December 23, 1998 in United States District Court in Texas. The consolidated amended complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by withholding information and making misleading statements about channel inventory, factoring of receivables and Compaq marketing programs in order to inflate the price of Compaq's common stock and further alleges that a number of individual defendants sold Compaq common stock at those purportedly inflated prices. In July 2000, the case was certified as a class action, but this action was later vacated by the Fifth Circuit Court of Appeals. Compaq reached a mediated settlement with lead plaintiffs and their attorneys in the amount of approximately $29 million, of which approximately $28 million is covered by insurance. The parties presented this settlement to the District Court for approval in June 2002. The final hearing on the fairness of the settlement was held on November 1, 2002. On November 25, 2002, the District Court entered two orders. One order approved the settlement and granted a final judgment and dismissed the lawsuit with prejudice. The second order awarded fees and expenses to plaintiffs' counsel.

        Digwamaji et al. v. Bank of America et al. is a purported class action lawsuit in which HP and numerous other multinational corporations have been named as defendants. It was filed on September 27, 2002 in United States District Court in the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, the Racketeer Influenced and Corrupt Organizations Act and a variety of other international laws and treaties relating to violations of human rights, war crimes and crimes against humanity. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. This matter is in the early stage of litigation and HP is preparing its response.

        Two non-binding arbitration proceedings are ongoing in Germany before the arbitration board of the Patent and Trademark Office. The proceedings were brought by VerwertungsGesellschaft Wort, a collection agency representing certain copyright holders, against HP and relate to whether and to what extent copyright levies should be imposed upon certain products that enable the production of copies by private persons in accordance with copyright laws implemented in Germany. These proceedings were instituted in June 2001 and June 2002, respectively. In addition, HP may face similar proceedings in other European jurisdictions based on copyright laws implemented in those jurisdictions. The levies, if imposed, would be based upon the number of products sold in particular jurisdictions, and the per-product amounts of the levies vary. Products that are the subject of the claims in Germany include multi-function devices, personal computers and printers. Products at issue in other jurisdictions include: in Belgium, CD media and CD-writers; in Spain, CD media; in Greece, photocopiers and photocopying paper; and in Switzerland, CD media, DVD media and MP3 players. Other EU member countries that do not yet have levy schemes in place are expected to implement similar legislation. HP, other companies and various industry associations are opposing certain aspects of the levies.

        Kassin v. Agilent Technologies is a nationwide securities class action filed on November 26, 2001 in United States District Court in the Southern District of New York against Agilent Technologies, Inc.

and several banks and underwriters for conduct concerning the commission structure of Agilent Technologies' initial public offering ("IPO") in late 1999. A consolidated amended complaint was filed in April 2002 alleging that the defendant banks and underwriters offered Agilent Technologies IPO shares in exchange for excessive commissions and guarantees to buy more shares at an inflated price in the IPO aftermarket. This case is similar to numerous other cases filed in the United States District Court in the Southern District of New York concerning the IPO market of the late 1990s. By stipulation, the individual defendants have been dismissed from the case without prejudice. An omnibus motion to dismiss has been filed on behalf of issuer defendants. While HP is not named as a defendant in this action, HP includes the litigation in this report due to an indemnification agreement between HP and Agilent Technologies.

        HP was contacted informally by the San Francisco District Office of the U.S. Securities and Exchange Commission ("SEC") in March 2002 requesting the voluntary provision of documents and related information concerning HP's relationships and communications with Deutsche Bank and affiliated parties and communications regarding the solicitation of votes from Deutsche Bank and affiliated parties in connection with the Compaq acquisition. The SEC has advised HP that the inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred, nor should it be considered a reflection upon any person, entity or security. HP is cooperating fully with this inquiry.

        In April 2002 HP received a subpoena from the U.S. Attorney's Office for the Southern District of New York to produce information concerning the voting by each of Deutsche Bank and Northern Trust and their respective affiliated parties on the proposal to issue shares in connection with the Compaq acquisition. HP understands that this inquiry is in response to press accounts concerning the vote on the proposal at the HP special meeting of shareowners held on March 19, 2002. HP is fully cooperating with this inquiry.

        HP is involved in lawsuits, claims, investigations and proceedings, in addition to those identified above, consisting of patent, commercial, securities, employment and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," HP makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to the legal matters pending against it as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that cash flows or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

  Litigation Settlement

        On June 4, 2001, HP and Pitney Bowes Inc. ("Pitney Bowes") announced they had entered into agreements that resolved all pending patent litigation between the parties without admission of infringement and in connection therewith HP paid Pitney Bowes $400 million in cash on June 7, 2001. In addition, the companies entered into a technology licensing agreement and expect to pursue business and commercial relationships. The litigation related to Pitney Bowes' claims that HP LaserJet printers infringed Pitney Bowes' character edge smoothing patent, and HP's claims that Pitney Bowes copiers, fax machines, document management software and a postal metering machine infringed HP's patents.

Note 18: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, solutions and services to consumers and businesses. HP's offerings span information technology ("IT") infrastructure, personal computing and access devices, global services and imaging and printing.

        As of October 31, 2002, HP organized its operations into five business segments: the Imaging and Printing Group, the Personal Systems Group, the Enterprise Systems Group, HP Services and HP Financial Services. The segments were determined in accordance with how management views and evaluates HP's businesses. In the first quarter of fiscal 2002, HP made strategic changes to move: the PC business from Computing Systems to Personal Systems; servers, storage and software from Computing Systems to Enterprise Systems; personal appliances from All Other to Personal Systems; and HP Financial Services from IT Services to a separate reporting segment. In the third quarter of fiscal 2002, HP made another strategic change to move workstations from Computing Systems to Personal Systems. The remaining businesses of IT Services became HP Services. Segment financial data for the years ended October 31, 2001 and 2000 has been restated to reflect these organizational changes. The factors that management uses to identify HP's separate businesses include customer base, homogeneity of products, technology and delivery channels. A description of the types of products and services provided by each reportable segment is as follows:

  •
  Imaging and Printing Group provides home and business imaging and printing devices, digital imaging and publishing systems, printing supplies and consulting services. Home and business imaging and printing devices include color and monochrome printers for shared and personal use, multi-function laser and all-in-one inkjet devices, personal color copiers and faxes, wide- and large-format inkjet printers and digital presses. Digital imaging and publishing systems include scanners, photosmart printers, and digital photography products. Supplies include laser and inkjet printer cartridges and other related printing media. Consulting services are provided to customers to optimize the use of printing and imaging assets.
  •
  Personal Systems Group provides commercial personal computers ("PCs"), consumer PCs, workstations, a range of handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the HP e-PC and Compaq Evo desktop series, as well as Evo notebook PCs. Home PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs. Workstations are provided for UNIX®, Windows® and Linux-based systems. Handheld computing devices include the iPAQ series of products that run on Pocket PC software. Digital entertainment systems offer the DVD+RW drives as well as digital entertainment center products. Post-Compaq acquisition product roadmap decisions include discontinuance of the Vectra desktop series, the Armada and Omnibook notebook series and Jornada handheld products.
  •
  Enterprise Systems Group provides business critical servers, industry standard servers, storage and software solutions. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on the HP-UX operating system, Itanium®-based servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products, which deliver high levels of availability, performance, scalability and manageability for business critical solutions. Industry standard servers offer primarily entry-level and mid-range ProLiant servers, which run on the Windows®, Linux and Novell Inc. operating systems. Storage provides entry-level, mid-range and enterprise array offerings, storage area networks, storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage. Software offerings include OpenView and other management and telecommunications software solutions designed primarily for large-scale systems and networks. These software solutions run on a variety of operating systems including Windows® and multiple versions of UNIX®. Post-Compaq acquisition product roadmap decisions include discontinuance of the NetServer line.

  •
  HP Services provides a comprehensive, integrated portfolio of IT services including customer support, consulting and integration, and managed services. Customer support provides a range of services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. Customer support also manages the delivery of warranty support through its own service organization, as well as through full-service resellers and independent service companies. Consulting and integration provides services to design, build and integrate IT infrastructure. Consulting and integration also provides cross-industry solutions in areas such as customer relationship management, supply chain, e-commerce, business portals, messaging and security, as well as industry-focused solutions for financial services, telecommunications, manufacturing and the public sector. Managed services offers a range of IT management services, both comprehensive and selective, including transformational infrastructure services, client computing managed services, managed web services and application services, as well as business continuity and recovery services. HP Services teams with the leading software, networking and services companies to bring complete solutions to HP's customers.
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

        Prior to fiscal 2002, HP's immaterial operating segments were aggregated to form an "All Other" category as they did not meet the materiality threshold for a reportable segment. This category included primarily the VeriFone business prior to its divestiture in the third quarter of fiscal 2001.

        The four principal reportable segments disclosed in these consolidated financial statements are based on HP's management organizational structure as of October 31, 2002. Separate segment reporting has also been included for HP Financial Services, which is included in the Enterprise Systems Group's organizational structure, due to the distinct nature of this business. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

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

        A significant portion of each segment's expenses arise from shared services and infrastructure that HP has historically allocated to the segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of centralized research and development, legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. In the first quarter of fiscal 2002, HP revised its allocation methodology for shared services and infrastructure. HP believes these allocation changes resulted in a better reflection of the utilization of services provided to or benefits received by the segments. Segment financial data for the years ended October 31, 2001 and 2000 has been restated to reflect these changes.

  Segment Data

        The results of the reportable segments are derived directly from HP's management reporting system. The results are based on HP's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include primarily acquisition-related charges, restructuring charges, charges for purchased IPR&D, amortization of purchased intangible assets and goodwill and the amount by which profit-dependent bonus expenses and certain employee-related benefit program costs differ from a targeted level recorded by the segments.

        Asset data is not reviewed by management at the segment level, with the exception of inventory, which is allocated to and directly managed by each segment. All of the products and services within the respective segments are generally considered similar in nature, and therefore a separate disclosure of similar classes of products and services below the segment level is not presented.

        Financial information for each reportable segment was as follows as of and for the fiscal years ended October 31, 2002, 2001 and 2000:

	Imaging and Printing Group	Personal Systems Group	Enterprise Systems Group	HP Services	HP Financial Services	All Other	Total
	In millions
2002:
Net revenue	$20,324	$14,733	$11,400	$9,095	$1,707	$—	$57,259

Earnings (loss) from operations	$3,249	$(401)	$(968)	$1,022	$(140)	$—	$2,762

Inventory	$3,136	$843	$1,188	$629	$13	$(12)	$5,797

2001:
Net revenue	$19,426	$10,117	$8,395	$6,124	$1,454	$245	$45,761

Earnings (loss) from operations	$1,869	$(412)	$(291)	$647	$(179)	$(71)	$1,563

Inventory	$3,433	$602	$843	$342	$6	$(22)	$5,204

2000:
Net revenue	$20,346	$12,008	$9,628	$5,730	$1,411	$423	$49,546

Earnings (loss) from operations	$2,523	$335	$660	$578	$85	$(113)	$4,068

Inventory	$3,475	$685	$1,080	$337	$40	$82	$5,699

        The reconciliation of segment information to HP consolidated totals was as follows for the years ended October 31, 2002, 2001 and 2000:

	2002	2001	2000
	In millions
Net revenue:
Total segments	$57,259	$45,761	$49,546
Elimination of intersegment net revenue and other	(671)	(535)	(676)

Total HP consolidated	$56,588	$45,226	$48,870

(Loss) earnings from continuing operations before extraordinary item, cumulative effect of change in accounting principle and taxes:
Total segment earnings from operations	$2,762	$1,563	$4,068
Acquisition-related inventory write-downs	(147)	—	—
Corporate and unallocated costs, and eliminations	49	494	145
Restructuring charges	(1,780)	(384)	(102)
In-process research and development charges	(793)	(35)	—
Acquisition-related charges	(701)	(25)	—
Amortization of purchased intangible assets and goodwill	(402)	(174)	(86)
Interest and other, net	52	171	356
Net (losses) gains on divestitures	—	(53)	203
Net investment (losses) gains	(106)	(455)	41
Litigation settlements	14	(400)	—

Total HP consolidated	$(1,052)	$702	$4,625

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any period presented.

  Geographic Information

        Net revenue and net property, plant and equipment, classified by major geographic areas in which HP operates, were as follows as of and for the years ended October 31, 2002, 2001 and 2000:

	2002	2001	2000
	In millions
Net revenue:
U.S.	$23,302	$18,833	$21,528
Non-U.S.	33,286	26,393	27,342

Total	$56,588	$45,226	$48,870

	2002	2001	2000
	In millions
Net property, plant and equipment:
U.S.	$4,158	$2,102	$2,256
Non-U.S.	2,766	2,295	2,244

Total	$6,924	$4,397	$4,500

        Net revenue by geographic area is based upon the sales location which predominately represents the customer location.

        No single country outside of the United States represented more than 10% of HP's total net revenue in any period presented. No single country outside of the United States represented more than 10% of HP's total net property, plant and equipment in any period presented, with the exception of Ireland and Singapore, which held 11% and 10% of these assets at October 31, 2001, respectively. HP's long-lived assets other than goodwill and purchased intangible assets, which are not allocated to specific geographic locations, are composed principally of net property, plant and equipment.

Note 19: Subsequent Events

        At October 31, 2002, HP held a 49% equity interest in Intria-HP Corporation ("Intria"), a provider of IT services, which was jointly owned with Canadian Imperial Bank of Commerce ("CIBC"). On November 1, 2002, HP acquired the remaining outstanding stock of Intria and other related IT assets from CIBC. In connection with the acquisition, HP also entered into a multi-year contract to provide IT services to CIBC. The acquisition was accounted for under the purchase method of accounting. Effective November 1, 2002, HP will include the assets, liabilities and results of operations in our consolidated financial statements.

        On December 11, 2002, HP offered under its 2000 Shelf Registration Statement, $200 million of 3.375% Series A Medium-Term Notes (the "3.375% Notes"), which mature on December 15, 2005 and $50 million of 4.25% Series A Medium-Term Notes (the "4.25% Notes"), which mature on December 17, 2007. HP may redeem some or all of the 3.375% Notes or the 4.25% Notes at any time at the redemption prices described in the prospectus supplement dated June 6, 2000.

        As a result of the Compaq acquisition and associated credit rating changes, approximately $250 million of HP's debt due to CCF Charterhouse, now HSBC-CCF, became subject to a put option whereby the debt became repayable at the option of HSBC-CCF. On December 17, 2002, this put option was waived by HSBC-CCF and was renegotiated so that the debt becomes repayable at HSBC-CCF's election on September 29, 2003.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Quarterly Summary(1)

(Unaudited)

For the following three-month periods ended In millions, except per share amounts	January 31	April 30	July 31	October 31
2002
Net revenue	$11,383	$10,621	$16,536	$18,048
Cost of sales	8,325	7,575	12,419	13,260
Earnings (loss) from operations	625	414	(2,476)	425
Net earnings (loss) before extraordinary item	478	238	(2,029)	390
Extraordinary item—gain on early extinguishment of debt, net of taxes	6	14	—	—
Net earnings (loss)	484	252	(2,029)	390
Basic net earnings (loss) per share:(2)
Net earnings (loss) before extraordinary item	$0.25	$0.12	$(0.67)	$0.13
Extraordinary item—gain on early extinguishment of debt, net of taxes	—	0.01	—	—

Net earnings (loss)	$0.25	$0.13	$(0.67)	$0.13

Diluted net earnings (loss) per share:(2)
Net earnings (loss) before extraordinary item	$0.25	$0.12	$(0.67)	$0.13
Extraordinary item—gain on early extinguishment of debt, net of taxes	—	0.01	—	—

Net earnings (loss)	$0.25	$0.13	$(0.67)	$0.13

Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange ("NYSE"):
Low	$16.89	$16.96	$11.52	$11.16
High	$23.53	$22.04	$20.50	$15.80

For the following three-month periods ended In millions, except per share amounts	January 31	April 30	July 31	October 31
2001
Net revenue	$12,398	$11,668	$10,284	$10,876
Cost of sales	9,060	8,738	7,620	8,077
Earnings from operations	770	343	204	122
Net earnings before extraordinary item and cumulative effect of change in accounting principle	390	35	115	84
Extraordinary item—gain on early extinguishment of debt, net of taxes	23	12	8	13
Cumulative effect of change in accounting principle, net of taxes(3)	(272)	—	—	—
Net earnings	141	47	123	97
Basic net earnings per share:(2)
Net earnings before extraordinary item and cumulative effect of change in accounting principle	$0.20	$0.02	$0.06	$0.04
Extraordinary item—gain on early extinguishment of debt, net of taxes	0.01	—	—	0.01
Cumulative effect of change in accounting principle, net of taxes(3)	(0.14)	—	—	—

Net earnings	$0.07	$0.02	$0.06	$0.05

Diluted net earnings per share:(2)
Net earnings before extraordinary item and cumulative effect of change in accounting principle	$0.20	$0.02	$0.06	$0.04
Extraordinary item—gain on early extinguishment of debt, net of taxes	0.01	—	—	0.01
Cumulative effect of change in accounting principle, net of taxes(3)	(0.14)	—	—	—

Net earnings	$0.07	$0.02	$0.06	$0.05

Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on NYSE:
Low	$29.38	$27.41	$24.00	$14.50
High	$47.44	$36.86	$30.90	$25.91

Notes:

(1)
Certain reclassifications have been made to prior quarter balances in order to conform to the current presentation.

(2)
EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(3)
HP adopted SAB No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1, 2000.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        Information regarding directors of HP who are standing for reelection is set forth under "Election of Directors" in HP's Notice of Annual Meeting of Shareowners and Proxy Statement to be filed within 120 days after HP's fiscal year end of October 31, 2002 (the "Notice and Proxy Statement"), which information is incorporated herein by reference.

        The names of the executive officers of HP and their ages, titles, and biographies as of the date hereof are set forth below.

Executive Officers:

Carleton S. Fiorina; age 48; Chairman and Chief Executive Officer.

        Ms. Fiorina serves as Chairman of the Board and Chief Executive Officer of HP. She became Chairman of the Board in September 2000 after serving as President, Chief Executive Officer and director since July 1999. Prior to joining HP, she spent nearly 20 years at AT&T Corp. and Lucent Technologies, Inc., where she served as Executive Vice President, Computer Operations for Lucent and oversaw the formation and spin-off of Lucent from AT&T. She also served as Lucent's President, Global Service Provider Business and President, Consumer Products. Ms. Fiorina is a member of the Board of Directors of Cisco Systems, Inc.

Ann O. Baskins; age 47; Senior Vice President, General Counsel and Secretary.

        Ms. Baskins was elected Senior Vice President in 2002 after serving as Vice President since November 1999. She has served as General Counsel responsible for worldwide legal matters since January 2000. Since 1999 she has also served as Corporate Secretary, and was elected Assistant Secretary from 1985 to 1999.

Peter Blackmore; age 55; Executive Vice President, Enterprise Systems Group.

        Mr. Blackmore was elected Executive Vice President, Enterprise Systems Group in 2002 in connection with the Compaq acquisition. Prior to the close of the transaction, Mr. Blackmore served as Executive Vice President, Worldwide Sales and Services of Compaq since 2000. Prior to that time, Mr. Blackmore served as Senior Vice President, Sales and Services earlier in 2000, and Senior Vice President, Sales and Marketing from 1999 to 2000. Mr. Blackmore joined Compaq in 1991 as Manager, Major Accounts Marketing, Europe, and served in a number of senior sales and marketing positions.

Susan D. Bowick; age 54; Executive Vice President, Human Resources and Workforce Development.

        Ms. Bowick was elected Executive Vice President in 2002 after serving as Vice President since November 1999. Between 1995 and 1997, she served as Business Personnel Manager for the Computer Organization. She was first appointed a Vice President in 1997.

Jeffrey J. Clarke; age 41; Executive Vice President, Supply Chain and Customer Operations.

        Mr. Clarke was elected Executive Vice President, Merger Integration in 2002 in conjunction with the Compaq acquisition. In December 2002, he was named Executive Vice President of Supply Chain and Customer Operations. During his 17-year career with Compaq and Digital Equipment Corporation, Mr. Clarke held key management positions including Senior Vice President, Finance and Administration and Chief Financial Officer, Vice President, Finance & Strategy, Worldwide Sales and Services and Vice President, Corporate Strategy and Finance.

Debra L. Dunn; age 46; Senior Vice President, Corporate Affairs.

        Ms. Dunn was elected Senior Vice President in 2002 after serving as Vice President since November 1999. She previously held the position of General Manager of the Executive Staff from 1998 to 1999. From 1996 to 1998 she was General Manager of HP's Video Communications Division.

Jon E. Flaxman; age 45; Senior Vice President and Controller.

        Mr. Flaxman was elected Senior Vice President in 2002 after serving as Vice President and Controller since July 2001. He was General Manager of Computer Logistics and Distribution from 1997 to 1998. From 1998 to December 2000, he was Vice President and Chief Financial Officer of the Enterprise Computing Business/Business Customer Organization, and from December 2000 to June 2001 he was Vice President of Infrastructure Reinvention. He was first appointed a Vice President in 1998.

Allison Johnson; age 41; Senior Vice President, Global Brand and Communications.

        Ms. Johnson was elected Senior Vice President in 2002. Ms. Johnson has served as Vice President, Brand and Communications at HP since January 2001. From January 2000 to January 2001, Ms. Johnson was Director, Brand and Communications at HP Enterprise Systems Division. From January 1999 to January 2000, she was Director, Corporate Communications at Netscape Communications Corp. From September 1997 to January 1999, Ms. Johnson was Director, Communications at IBM Corporation.

Vyomesh Joshi; age 48; Executive Vice President, Imaging and Printing Group.

        Mr. Joshi was elected Executive Vice President in 2002 after serving as Vice President since January 2001. He became President of Imaging and Printing Systems in February 2001. Mr. Joshi also is Chairman of Phogenix Imaging LLC, a joint venture between HP and Kodak. Since 1989, he has held various management positions in Imaging and Printing Systems. From 1997 to 1999, he was General Manager of the Home Business Division. From 1999 to 2000, he was Vice President and General Manager of Inkjet Systems.

Richard H. Lampman; age 57; Senior Vice President of Research and Director, HP Labs.

        Mr. Lampman was elected Senior Vice President in 2002. He has served as the director of HP Labs since 1999. From 1992 to 1999, he served as the director of HP Labs' worldwide Computer Research Center.

Ann M. Livermore; age 44; Executive Vice President, HP Services.

        Ms. Livermore was elected Executive Vice President in 2002 after serving as Vice President since 1995. She was named General Manager of Worldwide Customer Support Operations in 1996. She was named General Manager of the Enterprise Computing Solutions Organization in 1998 and was appointed President of Enterprise Computing in April 1999. In October 1999, she became President of the Business Customer Organization. In April 2001, she became President of HP Services. Ms. Livermore is a member of the Board of Directors of United Parcel Service, Inc. She is also on the board of visitors of the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and the Board of Advisors at the Stanford Business School.

Harry W. (Webb) McKinney; age 57; Executive Vice President, Merger Integration and Organizational Effectiveness.

        Mr. McKinney was elected Executive Vice President in 2002 after serving as Vice President since April 2001. He leads HP's post-merger integration team. Prior to the Compaq acquisition, he served as President of the Business Customer Organization. In 1999, he was appointed a Vice President and became the Vice President and General Manager of the PC business within the Computing Systems Organization. Mr. McKinney was General Manager of the Home Products Division from 1994 to 1998.

Robert V. Napier; age 56; Executive Vice President and Chief Information Officer.

        Mr. Napier was elected Executive Vice President in December 2002 after being elected Senior Vice President in connection with the Compaq acquisition. Mr. Napier oversees HP's worldwide management of information systems activities. Prior to joining HP, Mr. Napier served as Senior Vice President, Global Business Solutions and Chief Information Officer at Compaq since 2000. Mr. Napier joined Compaq in August 1999 as Senior Vice President, Information Management and Chief Information Officer. Prior to joining Compaq, he was Senior Vice President and Chief Information Officer of Mariner Post-Acute Network, a position he had held since 1998, and Chief Information Officer of Delphi Automotive Systems from 1997 to 1998.

Steve Pavlovich; age 53; Vice President, Investor Relations.

        Mr. Pavlovich was elected Vice President in 2002. Since 1993, Mr. Pavlovich has been the head of HP's investor relations department.

Shane V. Robison; age 49; Executive Vice President and Chief Technology and Strategy Officer.

        Mr. Robison was elected Senior Vice President in 2002 in connection with the Compaq acquisition. Prior to joining HP, Mr. Robison served as Senior Vice President, Technology and Chief Technology Officer at Compaq. Prior to joining Compaq, Mr. Robison was President of Internet Technology and Development at AT&T Labs, a position he had held since 1999. Prior to AT&T Labs, he was Executive Vice President, Research and Development and then President, Design Productivity Group, of Cadence Design Systems, Inc., from 1995 to 1999.

Lawrence J. Tomlinson; age 62; Senior Vice President and Treasurer.

        Mr. Tomlinson was elected Vice President in 1996 and Senior Vice President in 2002. He has served as Treasurer since 1993.

Robert P. Wayman; age 57; Executive Vice President and Chief Financial Officer.

        Mr. Wayman has served as Executive Vice President since December 1992 and Chief Financial Officer of HP since 1984. Mr. Wayman is a director of CNF Inc., Sybase Inc., and Portal Software, Inc. He also serves as a member of the Kellogg Advisory Board to the Northwestern University School of Business.

Michael J. Winkler; age 57; Executive Vice President and Chief Marketing Officer.

        Mr. Winkler was elected Executive Vice President in 2002 in connection with the Compaq acquisition. In December 2002, he became the Chief Marketing Officer responsible for the Global Brand and Communications, Global Alliances and Total Customer Experience teams. Prior to joining HP, Mr. Winkler served as Executive Vice President, Global Business Units of Compaq since 2000. Prior to that, Mr. Winkler was Senior Vice President and Group General Manager, Commercial Personal Computing Group, a position to which he was elected in 1996. Mr. Winkler is a director of Banda Corporation.

Duane E. Zitzner; age 55; Executive Vice President, Personal Systems Group.

        Mr. Zitzner was elected Executive Vice President in 2002 after serving as President of Computing Systems since April 1999. Mr. Zitzner was elected an HP Vice President and promoted to General Manager of the Personal Information Products Group in 1996. He became Vice President and General

Manager of the Personal Systems Group in 1997 when it became a group within HP's Computer Organization.

Michael D. Capellas; age 48; former President.

        Mr. Capellas served as President and a director of HP from the date of the Compaq acquisition in May 2002. On November 11, 2002, HP announced that Mr. Capellas would leave his post as President and as a director. Prior to joining HP, he served as Chairman and Chief Executive Officer of Compaq since 2000. In 1999 Mr. Capellas was appointed a director of Compaq and also served as President and Chief Executive Officer. Earlier in 1999, he served as Chief Operating Officer. Mr. Capellas joined Compaq in 1998 as Senior Vice President, Information Management and Chief Information Officer. Prior to joining Compaq, he was Senior Vice President and General Manager of the global energy business of Oracle Corporation from 1997 through 1998.

ITEM 11. Executive Compensation.

        Information regarding HP's compensation of its named executive officers is set forth under "Executive Compensation" in the Notice and Proxy Statement, which information is incorporated herein by reference. Information regarding HP's compensation of its directors is set forth under "Director Compensation and Stock Ownership Guidelines" in the Notice and Proxy Statement, which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

        Information regarding security ownership of certain beneficial owners and management is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management" in the Notice and Proxy Statement, which information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

        Information regarding certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Notice and Proxy Statement, which information is incorporated herein by reference.

ITEM 14. Controls and Procedures.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to HP, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

        In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

  1.
  All Financial Statements:

  The following financial statements are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

  2.
  Financial Statement Schedules:

  Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2002.

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
3(c)	Registrant's Amended and Restated By-Laws adopted November 22, 2002.

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
4(j)
Form of Registrant's 6.50% Global Note due July 1, 2012 and form of related Officers' Certificate, which appear as Exhibits 4.2 and 4.3 to Registrant's Form 8-K filed on June 26, 2002, which exhibits are incorporated herein by reference.
4(k)
Form of Registrant's Fixed Rate Note and form of Floating Rate Note which appear as Exhibits 4.1 and 4.2 to Registrant's Form 8-K dated December 11, 2002, which exhibits are incorporated herein by reference.
5-8	Not applicable.

9	None.
10(a)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*
10(b)
Registrant's 1997 Director Stock Plan, amended and restated effective as of July 18, 2002, which appears as Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which exhibit is incorporated herein by reference.*
10(c)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*
10(d)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*
10(e)	Registrant's 1985 Incentive Compensation Plan, amended and restated effective November 21, 2002.*
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*
10(j)	Form of Restricted Stock Grant Notice-1989 Equity Incentive Plan, which appears as Exhibit 10(ww) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(k)	Compaq Computer Corporation 1985 Stock Option Plan, amended and restated effective November 21, 2002.*
10(l)	Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, amended and restated effective November 21, 2002.*
10(m)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, amended and restated effective November 21, 2002.*
10(n)
Compaq Computer Corporation Nonqualified Stock Option Plan for Non-Employee Directors, which appears as Exhibit 10.5 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(o)
Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, which appears as Exhibit 10.11 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(p)
Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan, which appears as Exhibit 10.9 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*

10(q)	StorageApps Inc. 2000 Stock Incentive Plan, amended and restated effective November 21, 2002.*
10(r)	Flexible Stock Incentive Plan of Indigo N.V., amended and restated effective November 21, 2002.*
10(s)	Indigo N.V. 1996 International Flexible Stock Incentive Plan, amended and restated November 21, 2002.*
10(t)
VeriFone, Inc. Amended and Restated 1992 Non-Employee Directors' Stock Option Plan which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(u)	VeriFone, Inc. Amended and Restated 1987 Supplemental Stock Option Plan, amended and restated effective November 21, 2002.*
10(v)
VeriFone, Inc. Amended and Restated Incentive Stock Option Plan and form of agreement which appears as Exhibit 99.2 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(w)	1995 Convex Stock Option Conversion Plan, amended and restated effective November 21, 2002.*
10(x)	1993 Metrix Stock Option Conversion Plan, amended and restated effective November 21, 2002.*
10(y)
Registrant's 2000 Employee Stock Purchase Plan amended as of March 29, 2001, which appears as Exhibit 10(v) to Registrant's Form 10-K for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference.*
10(z)
Registrant's 1998 Subsidiary Employee Stock Purchase Plan and the Subscription Agreement which appear as Appendices E and E-1 to Registrant's Proxy Statement dated January 12, 1998, respectively, which appendices are incorporated herein by reference.*
10(a)(a)
Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999, which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(b)(b)	First Amendment to Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.*
10(c)(c)	Compaq Computer Corporation Cash Account Pension Restoration Plan.*
10(d)(d)
Compaq Computer Corporation 401(k) Investment Plan, which appears as Exhibit 4.1 to Registrant's Form S-8 Registration Statement (Registration No. 333-87742) dated May 7, 2002, which exhibit is incorporated herein by reference.*
10(e)(e)
Compaq Computer Corporation Deferred Compensation and Supplemental Savings Plan, which appears as Exhibit 4.2 to Registrant's Form S-8 Registration Statement (Registration No. 333-87742) dated May 7, 2002, which exhibit is incorporated herein by reference.*
10(f)(f)	Registrant's Balance Score Card Plan, amended and restated as of May 1, 2002.*

10(g)(g)	Registrant's Executive Deferred Compensation Plan, amended and restated effective October 1, 2002.*
10(h)(h)	Registrant's 2001 Executive Transition Program, which appears as Exhibit 10(z) to Registrant's Form 10-K for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference.*
10(i)(i)
Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(gg) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(j)(j)
Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(ii) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(k)(k)
Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(jj) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(l)(l)
Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(kk) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(m)(m)	Form of Executive Severance Agreement, which appears as Exhibit 10(uu) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(n)(n)	Form of Executive Officers Severance Agreement, which appears as Exhibit 10(vv) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(o)(o)
Form of Indemnity Agreement between Compaq and its executive officers, which appears as Exhibit 10(xx) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(p)(p)	General Waiver and Release Agreement executed by Michael D. Capellas with attached Benefits Summary Upon Termination dated November 11, 2002.*
10(q)(q)	Registrant's Service Anniversary Stock Plan, amended and restated effective November 21, 2002.*
10(r)(r)	Registrant's Foreign Employees Stock Appreciation Rights Plan amended and restated November 21, 2002.*
10(s)(s)	Registrant's Employee Stock Purchase Plan amended and restated as of June 30, 2000.*
10(t)(t)	Registrant's 1987 Director Option Plan, which appears as Exhibit 4 to Registrant's Form S-8 filed on August 31, 1989 (Registration No. 33-30769), which exhibit is incorporated herein by reference.*

10(u)(u)
Stock Option Agreement for Registrant's 2000 Stock Plan, as amended, 1995 Incentive Stock Plan, as amended, Compaq 2001 Stock Option Plan, as amended, Compaq 1998 Stock Option Plan, as amended, Compaq 1995 Equity Incentive Plan, as amended and Compaq 1989 Equity Incentive Plan, as amended.*
10(v)(v)
Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended, which appears as Exhibit 10(e) to Registrant's Form 10-K filed for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(w)(w)
Stock Option Agreement for Registrant's 1985 Incentive Compensation Plan, as amended, which appears as Exhibit 10(b) to Registrant's Form 10-K filed for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(x)(x)	Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*
10(y)(y)	Stock Option Agreement for Registrant's 1987 Director Option Plan.*
10(z)(z)	Stock Option Agreement for Compaq 1985 Stock Option Plan, as amended.*
10(a)(1)	Stock Option Agreement for Compaq 1985 Nonqualified Stock Option Plan, as amended.*
11	Not applicable.
12	Statement of Computation of Ratios.
13-14	Not applicable.
15	None.
16-17	Not applicable.
18-20	None.
21	Subsidiaries of Registrant as of December 31, 2002.
22	None.
23	Consent of Independent Auditors.
24	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.
25-26	Not applicable.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)
Reports on Form 8-K

        On September 13, 2002, HP filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of sworn statements of Carleton S. Fiorina, Chairman and Chief Executive Officer, and Robert P. Wayman, Executive Vice President and Chief Financial Officer in compliance with Order No. 4-460 (June 27, 2002) of the Commission, and the published Statement of the Commission Staff (July 29, 2002). Both statements were filed as exhibits.

        On November 14, 2002, HP filed a report on Form 8-K, which reported under Item 5 that on November 11, 2002 Michael D. Capellas resigned as President of HP and as a member of the HP Board of Directors to pursue other career opportunities. On November 13, 2002 the Board of Directors of HP met and accepted his resignation. In connection with Mr. Capellas' resignation, the Board approved amendments to HP's bylaws reducing the Board size to 11. The President position will not be filled. The operating executives of HP who previously reported to Mr. Capellas report directly to Carly Fiorina, HP Chairman and Chief Executive Officer.

        On November 20, 2002, HP filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release containing financial information for the fourth quarter of fiscal 2002 and outlook for the first quarter of fiscal 2003, which was filed as an exhibit.

        On December 11, 2002, HP filed a report on Form 8-K, which reported under Item 5 certain documents pertaining to the offering from time to time of up to $1,500,000,000 aggregate principal amount of HP's Medium-Term Notes Series B, due nine months or more from the date of issue. The report also filed the form of Fixed Rate Note, form of Floating Rate Note and the Agency Agreement, dated December 6, 2002, entered into between HP and Salomon Smith Barney Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Goldman, Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Scotia Capital (USA) Inc. and The Williams Capital Group, L.P.

        On January 21, 2003, HP filed a report on Form 8-K, which reported under Item 5 the issuance of a press release regarding an amendment to the Preferred Stock Rights Agreement, dated as of August 31, 2001 (the "Rights Agreement"), between HP and Computershare Investor Services, LLC, to accelerate the final expiration date of the Preferred Share Purchase Rights ("Rights") issued thereunder to the close of business on Tuesday, January 21, 2003, and to terminate the Rights Agreement upon the expiration of the Rights.

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the following years ended October 31
	2002	2001	2000
	In millions
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$275	$171	$214
Amount acquired through acquisition	226	—	—
Additions to allowance	90	206	122
Deductions, net of recoveries	(96)	(102)	(165)

Balance, end of period	$495	$275	$171

Allowance for doubtful accounts—financing receivables:
Balance, beginning of period	$147	$69	$47
Amount acquired through acquisition	131	—	—
Additions to allowance	209	232	60
Deductions, net of recoveries	(183)	(154)	(38)

Balance, end of period	$304	$147	$69

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 21, 2003	HEWLETT-PACKARD COMPANY
	By:	/s/ CHARLES N. CHARNAS Charles N. Charnas Vice President, Deputy General Counsel and Assistant Secretary

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

Signature	Title(s)	Date

/s/ CARLETON S. FIORINA Carleton S. Fiorina	Chairman and Chief Executive Officer (Principal Executive Officer)	January 21, 2003
/s/ ROBERT P. WAYMAN Robert P. Wayman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 21, 2003
/s/ JON E. FLAXMAN Jon E. Flaxman	Senior Vice President and Controller (Principal Accounting Officer)	January 21, 2003
/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	January 21, 2003
/s/ PHILIP M. CONDIT Philip M. Condit	Director	January 21, 2003
/s/ PATRICIA C. DUNN Patricia C. Dunn	Director	January 21, 2003
/s/ SAM GINN Sam Ginn	Director	January 21, 2003
/s/ RICHARD A. HACKBORN Richard A. Hackborn	Director	January 21, 2003

/s/ GEORGE A. KEYWORTH II George A. Keyworth II	Director	January 21, 2003
/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	January 21, 2003
/s/ SANFORD M. LITVACK Sanford M. Litvack	Director	January 21, 2003
/s/ THOMAS J. PERKINS Thomas J. Perkins	Director	January 21, 2003
/s/ LUCILLE S. SALHANY Lucille S. Salhany	Director	January 21, 2003

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description
1	Not applicable.
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
3(c)	Registrant's Amended and Restated By-Laws adopted November 22, 2002.
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
4(j)
Form of Registrant's 6.50% Global Note due July 1, 2012 and form of related Officers' Certificate, which appear as Exhibits 4.2 and 4.3 to Registrant's Form 8-K filed on June 26, 2002, which exhibits are incorporated herein by reference.
4(k)
Form of Registrant's Fixed Rate Note and form of Floating Rate Note which appear as Exhibits 4.1 and 4.2 to Registrant's Form 8-K dated December 11, 2002, which exhibits are incorporated herein by reference.
5-8	Not applicable.
9	None.
10(a)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*
10(b)
Registrant's 1997 Director Stock Plan, amended and restated effective as of July 18, 2002, which appears as Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which exhibit is incorporated herein by reference.*
10(c)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*
10(d)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*
10(e)	Registrant's 1985 Incentive Compensation Plan, amended and restated effective November 21, 2002.*
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*

10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*
10(j)	Form of Restricted Stock Grant Notice-1989 Equity Incentive Plan, which appears as Exhibit 10(ww) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(k)	Compaq Computer Corporation 1985 Stock Option Plan, amended and restated effective November 21, 2002.*
10(l)	Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, amended and restated effective November 21, 2002.*
10(m)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, amended and restated effective November 21, 2002.*
10(n)
Compaq Computer Corporation Nonqualified Stock Option Plan for Non-Employee Directors, which appears as Exhibit 10.5 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(o)
Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, which appears as Exhibit 10.11 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(p)
Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan, which appears as Exhibit 10.9 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(q)	StorageApps Inc. 2000 Stock Incentive Plan, amended and restated effective November 21, 2002.*
10(r)	Flexible Stock Incentive Plan of Indigo N.V., amended and restated effective November 21, 2002.*
10(s)	Indigo N.V. 1996 International Flexible Stock Incentive Plan, amended and restated November 21, 2002.*
10(t)
VeriFone, Inc. Amended and Restated 1992 Non-Employee Directors' Stock Option Plan which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(u)	VeriFone, Inc. Amended and Restated 1987 Supplemental Stock Option Plan, amended and restated effective November 21, 2002.*
10(v)
VeriFone, Inc. Amended and Restated Incentive Stock Option Plan and form of agreement which appears as Exhibit 99.2 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(w)	1995 Convex Stock Option Conversion Plan, amended and restated effective November 21, 2002.*
10(x)	1993 Metrix Stock Option Conversion Plan, amended and restated effective November 21, 2002.*

10(y)
Registrant's 2000 Employee Stock Purchase Plan amended as of March 29, 2001, which appears as Exhibit 10(v) to Registrant's Form 10-K for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference.*
10(z)
Registrant's 1998 Subsidiary Employee Stock Purchase Plan and the Subscription Agreement which appear as Appendices E and E-1 to Registrant's Proxy Statement dated January 12, 1998, respectively, which appendices are incorporated herein by reference.*
10(a)(a)
Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999, which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(b)(b)	First Amendment to Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.*
10(c)(c)	Compaq Computer Corporation Cash Account Pension Restoration Plan.*
10(d)(d)
Compaq Computer Corporation 401(k) Investment Plan, which appears as Exhibit 4.1 to Registrant's Form S-8 Registration Statement (Registration No. 333-87742) dated May 7, 2002, which exhibit is incorporated herein by reference.*
10(e)(e)
Compaq Computer Corporation Deferred Compensation and Supplemental Savings Plan, which appears as Exhibit 4.2 to Registrant's Form S-8 Registration Statement (Registration No. 333-87742) dated May 7, 2002, which exhibit is incorporated herein by reference.*
10(f)(f)	Registrant's Balance Score Card Plan, amended and restated as of May 1, 2002.*
10(g)(g)	Registrant's Executive Deferred Compensation Plan, amended and restated effective October 1, 2002.*
10(h)(h)	Registrant's 2001 Executive Transition Program, which appears as Exhibit 10(z) to Registrant's Form 10-K for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference.*
10(i)(i)
Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(gg) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(j)(j)
Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(ii) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(k)(k)
Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(jj) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(l)(l)
Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(kk) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*

10(m)(m)	Form of Executive Severance Agreement, which appears as Exhibit 10(uu) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(n)(n)	Form of Executive Officers Severance Agreement, which appears as Exhibit 10(vv) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(o)(o)
Form of Indemnity Agreement between Compaq and its executive officers, which appears as Exhibit 10(xx) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(p)(p)	General Waiver and Release Agreement executed by Michael D. Capellas with attached Benefits Summary Upon Termination dated November 11, 2002.*
10(q)(q)	Registrant's Service Anniversary Stock Plan, amended and restated effective November 21, 2002.*
10(r)(r)	Registrant's Foreign Employees Stock Appreciation Rights Plan amended and restated November 21, 2002.*
10(s)(s)	Registrant's Employee Stock Purchase Plan amended and restated as of June 30, 2000.*
10(t)(t)	Registrant's 1987 Director Option Plan, which appears as Exhibit 4 to Registrant's Form S-8 filed on August 31, 1989 (Registration No. 33-30769), which exhibit is incorporated herein by reference.*
10(u)(u)
Stock Option Agreement for Registrant's 2000 Stock Plan, as amended, 1995 Incentive Stock Plan, as amended, Compaq 2001 Stock Option Plan, as amended, Compaq 1998 Stock Option Plan, as amended, Compaq 1995 Equity Incentive Plan, as amended and Compaq 1989 Equity Incentive Plan, as amended.*
10(v)(v)
Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended, which appears as Exhibit 10(e) to Registrant's Form 10-K filed for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(w)(w)
Stock Option Agreement for Registrant's 1985 Incentive Compensation Plan, as amended, which appears as Exhibit 10(b) to Registrant's Form 10-K filed for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(x)(x)	Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*
10(y)(y)	Stock Option Agreement for Registrant's 1987 Director Option Plan.*
10(z)(z)	Stock Option Agreement for Compaq 1985 Stock Option Plan, as amended.*
10(a)(1)	Stock Option Agreement for Compaq 1985 Nonqualified Stock Option Plan, as amended.*
11	Not applicable.
12	Statement of Computation of Ratios.
13-14	Not applicable.
15	None.

16-17	Not applicable.
18-20	None.
21	Subsidiaries of Registrant as of December 31, 2002.
22	None.
23	Consent of Independent Auditors.
24	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.
25-26	Not applicable.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CERTIFICATION

        I, Carleton S. Fiorina, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Hewlett-Packard Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003	/s/ CARLETON S. FIORINA Carleton S. Fiorina Chairman and Chief Executive Officer (Principal Executive Officer)

        I, Robert P. Wayman, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Hewlett-Packard Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2003	/s/ ROBERT P. WAYMAN Robert P. Wayman, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I
  ITEM 1. Business.
  ITEM 2. Properties.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters.
  ITEM 6. Selected Financial Data.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 8. Financial Statements and Supplementary Data.
TABLE OF CONTENTS
Report of Independent Auditors
Statement of Management Responsibility
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Statement of Earnings
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Balance Sheet
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Statement of Cash Flows
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Statement of Stockholders' Equity
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Notes to Consolidated Financial Statements
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Quarterly Summary(1) (Unaudited)
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Controls and Procedures.
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
  Schedule II
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Valuation and Qualifying Accounts
SIGNATURES
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX
CERTIFICATION