Form 10-Q
period 2003-01-31
HEWLETT PACKARD CO
filed 2003-03-12
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2003
Common Stock, $0.01 par value	3,052,470,000 shares

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension costs; and other risks that are described herein and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed subsequent to HP's Annual Report on Form 10-K, filed on January 21, 2003, for the fiscal year ended October 31, 2002, except as superseded by "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Earnings

(Unaudited)

(In millions, except per share amounts)

	Three months ended January 31,
	2003	2002
Net revenue:
Products	$14,446	$9,581
Services	3,306	1,706
Financing income	125	96

Total net revenue	17,877	11,383

Costs and expenses:
Cost of products	10,710	7,089
Cost of services	2,374	1,230
Financing interest	57	37
Research and development	908	691
Selling, general and administrative	2,725	1,623
Amortization of purchased intangible assets and goodwill	138	50
Acquisition-related charges	86	38

Total costs and expenses	16,998	10,758

Earnings from operations	879	625
Interest and other, net	51	10
(Losses) gains on investments and other, net	(5)	9

Total interest and other income, net	46	19

Earnings before taxes	925	644
Provision for taxes	204	160

Net earnings	$721	$484

Net earnings per share:
Basic	$0.24	$0.25

Diluted	$0.24	$0.25

Cash dividends declared per share	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	3,048	1,941
Diluted	3,065	1,963

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheet

(In millions, except par value)

	January 31, 2003	October 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,641	$11,192
Short-term investments	223	237
Accounts receivable, net of allowance for doubtful accounts of $426 million and $495 million as of January 31, 2003 and October 31, 2002, respectively	7,866	8,456
Financing receivables, net of allowance for doubtful accounts of $196 million and $184 million as of January 31, 2003 and October 31, 2002, respectively	3,565	3,453
Inventory	6,091	5,797
Other current assets	7,277	6,940

Total current assets	37,663	36,075
Property, plant and equipment, net of accumulated depreciation of $6,435 and $5,612 at January 31, 2003 and October 31, 2002, respectively	6,865	6,924
Long-term financing receivables and other assets	7,692	7,760
Goodwill	15,112	15,089
Purchased intangible assets, net	4,761	4,862

Total assets	$72,093	$70,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,033	$1,793
Accounts payable	6,334	7,012
Employee compensation and benefits	1,678	2,012
Taxes on earnings	1,582	1,529
Deferred revenue	3,450	3,260
Accrued restructuring	1,013	1,309
Other accrued liabilities	8,107	7,395

Total current liabilities	25,197	24,310
Long-term debt	6,187	6,035
Other liabilities	4,240	4,103
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 3,052 and 3,044 shares issued and outstanding at January 31, 2003 and October 31, 2002, respectively)	31	30
Additional paid-in capital	24,707	24,660
Retained earnings	12,205	11,973
Accumulated other comprehensive loss	(474)	(401)

Total stockholders' equity	36,469	36,262

Total liabilities and stockholders' equity	$72,093	$70,710

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Cash Flows

(Unaudited)

(In millions)

	Three months ended January 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$721	$484
Adjustments to reconcile net earnings to net cash provided by operating activities:
Losses (gains) on investments and other, net	5	(9)
Depreciation and amortization	690	315
Acquisition-related charges	86	38
Deferred taxes on earnings	138	(92)
Changes in assets and liabilities:
Accounts and financing receivables	547	433
Inventory	(275)	746
Accounts payable	(693)	(189)
Taxes on earnings	34	(4)
Other assets and liabilities	(597)	(170)
Other, net	(9)	169

Net cash provided by operating activities	647	1,721

Cash flows from investing activities:
Investment in property, plant and equipment	(612)	(330)
Proceeds from sale of property, plant and equipment	185	71
Purchases of investments	(43)	(150)
Maturities and sales of investments	200	88
Payments for a business acquisition, net of cash acquired	(59)	—
Dissolution of an equity investee	—	879

Net cash (used in) provided by investing activities	(329)	558

Cash flows from financing activities:
Increase (decrease) in notes payable and short-term borrowings, net	1,084	(212)
Issuance of long-term debt	251	1,029
Payment of long-term debt	(7)	(106)
Repurchase of zero-coupon subordinated convertible notes	—	(33)
Issuance of common stock under employee stock plans	203	189
Repurchase of common stock	(155)	(204)
Dividends	(245)	(156)

Net cash provided by financing activities	1,131	507

Increase in cash and cash equivalents	1,449	2,786
Cash and cash equivalents at beginning of period	11,192	4,197

Cash and cash equivalents at end of period	$12,641	$6,983

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments necessary to present fairly its financial position as of January 31, 2003 and October 31, 2002, its results of operations for the three-month periods ended January 31, 2003 and 2002, and its cash flows for the three-month periods ended January 31, 2003 and 2002. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq Computer Corporation ("Compaq"), a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same ratio. On March 22, 2002, HP acquired substantially all of the outstanding stock of Indigo N.V. ("Indigo") not previously owned by HP in exchange for HP common stock, options, and non-transferable contingent value rights ("CVRs"). On November 1, 2002, HP acquired the remaining outstanding stock of Intria-HP Corporation ("Intria"), in which HP held a 49% equity interest at October 31, 2002, and other related information technology ("IT") assets from Canadian Imperial Bank of Commerce ("CIBC"). In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," HP has included in its results of operations the results of Compaq, Indigo and Intria from their respective dates of acquisition.

        The results of operations for the three-month period ended January 31, 2003 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K, as filed on January 21, 2003, for the fiscal year ended October 31, 2002.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

        General

        Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. The following policies apply to HP's major categories of revenue transactions.

        Products

        Product revenue consists mainly of revenue from hardware and software product sales in the Imaging and Printing, Personal Systems and Enterprise Systems businesses, excluding the revenue generated from service-related solutions in these businesses, which is included in services revenue as discussed below.

        Product is considered delivered, and revenue is recognized when title and risk of loss have been transferred to the customer. Under the terms and conditions of the sale, this may occur either at the time of shipment or when product is delivered to the customer. In the first quarter of fiscal 2003, HP substantially conformed the terms and conditions of its sales agreements and, as a result, revenue is recognized generally when the product is delivered. This change primarily impacted pre-acquisition Compaq businesses, which had sales agreement terms and conditions that generally transferred title and risk of loss to the customer at the point of shipment and accordingly revenue was recognized generally at the point of shipment. Pre-acquisition HP's sales agreements generally transferred title and risk of loss to the customer with delivery of the product. Revenue is deferred when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. Revenue is reduced for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by HP directly or with HP's distributors and resellers. The estimated cost of post-sale obligations, including basic product warranties, is accrued based on historical experience at the time revenue is recognized.

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

  Services

        Services revenue consists mainly of revenue from the Services and Financing businesses. In addition, services revenue also includes revenue generated from service-related solutions in the Imaging and Printing, Personal Systems and Enterprise Systems businesses.

        Revenue from long-term, fixed-price service contracts, such as support or maintenance contracts, including extended warranty and outsourcing contracts, is recognized ratably over the contractual period. Revenue for time and material contracts is recognized as services are rendered. Revenue from long-term, fixed-price production contracts, such as consulting arrangements, is recognized over the contractual period on a percentage-of-completion basis. Amounts invoiced to customers in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Revenue in excess of amounts invoiced on long-term, fixed-price contracts is recorded as unbilled receivables and is included in trade accounts receivable. Losses on fixed-price contracts are recognized in the period that the loss becomes evident.

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

Change in Depreciation Methodology

        Effective May 1, 2002, HP adopted the straight-line method of depreciation for all property, plant and equipment placed into service beginning May 1, 2002. Property, plant and equipment placed into service prior to May 1, 2002 continues to be depreciated using accelerated methods for buildings, improvements, machinery and equipment and the straight-line method for leasehold improvements and leased equipment. HP believes this change allocates the costs of new property more appropriately in its financial results by better allocating costs of new property over the useful lives of these assets. In addition, the new method more closely conforms to the prevalent practices in the industries in which HP operates. The effect of this change was not material to HP's earnings or financial position for the three-month period ended January 31, 2003.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed at least annually for impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The non-amortization provisions of SFAS No. 142 were effective immediately for goodwill and intangible assets with indefinite useful lives acquired after June 30, 2001. HP applied the non-amortization provisions of SFAS No. 142 to the remainder of its goodwill and intangible assets effective November 1, 2002. The application of these provisions did not have a material impact on HP's amortization of goodwill and intangible assets as the majority of HP's goodwill and intangible assets that would have been affected by the adoption of SFAS No. 142 were fully amortized or written off in a restructuring charge recorded in the third quarter of fiscal 2002 as discussed in Note 5. SFAS No. 142 also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. HP is required to perform a transitional impairment test for all recorded goodwill by April 30, 2003. See Note 4 for additional information regarding the impact of adopting SFAS No. 142.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 amends existing accounting guidance on asset impairment and provides a single accounting model for disposal of long-lived assets. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. HP adopted SFAS No. 144 effective November 1, 2002, and the adoption did not have a material effect on its results of operations or financial condition.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt are not reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB Opinion No. 30 should be reclassified to income from continuing operations in all prior periods presented. HP adopted SFAS No. 145 effective November 1, 2002 and reclassified the gains on the early extinguishment of its debt and related taxes that were previously recorded in the Consolidated Condensed Statement of Earnings as an extraordinary item to (losses) gains on investments and other, net and provision for taxes, respectively.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to any exit or disposal activities that are initiated after December 31, 2002.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. HP has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002 and has adopted the disclosure provisions of FIN 45 in its Consolidated Condensed Financial Statements for

the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material impact on the results of operations or financial condition. See Note 7 for a discussion of the impact of adopting FIN 45.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for HP's fiscal year 2003. HP has adopted the interim disclosure requirements in its Consolidated Condensed Financial Statements in the first quarter of fiscal 2003 as disclosed in Note 10.

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

Note 2: Net Earnings Per Share

        HP's basic earnings per share ("EPS") is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the conversion of debt.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the three-month periods ended January 31, 2003 and 2002:

	2003	2002
	In millions, except per share data
Numerator:
Net earnings	$721	$484
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of income tax effect	2	3

Net earnings, adjusted	$723	$487

Denominator:
Weighted-average shares used to compute basic EPS	3,048	1,941
Effect of dilutive securities:
Dilutive options and other stock-based awards	9	11
Zero-coupon subordinated convertible notes	8	11

Dilutive potential common shares	17	22

Weighted-average shares used to compute diluted EPS	3,065	1,963

Net earnings per share:
Basic	$0.24	$0.25
Diluted	$0.24	$0.25

Note 3: Acquisitions

Compaq

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq common stock. HP assumed options to purchase Compaq common stock based on the same ratio, and also assumed certain Compaq stock plans. The acquisition of Compaq is intended to enhance HP's competitive position in key industries, while strengthening its sales force and relationships with strategic customer bases. The acquisition is intended to enable HP to focus on strategic product and customer bases, achieve significant cost synergies and economies of scale and improve results of its combined Enterprise Systems, Personal Systems and Services businesses. Furthermore, these intended cost savings offer strategic benefits by potentially reducing HP's cost structure in competitive businesses such as personal computers ("PCs"). The exchange ratio in the acquisition was derived from estimates of future revenue and earnings of the combined company assuming completion of the acquisition, and by measuring the relative contributions of each of HP and Compaq to achieving these forecasted results, in addition to measuring the relative ownership of the combined company implied by their contributions. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock with a fair value of approximately $22.7 billion, the assumption of options to purchase approximately 200 million shares of HP common stock with a Black-Scholes fair value of approximately $1.4 billion and direct transaction costs of $79 million. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the acquisition.

        HP recorded approximately $14.5 billion of goodwill, $3.5 billion of amortizable purchased intangible assets and $1.4 billion of a purchased intangible asset with an indefinite useful life in conjunction with the acquisition. The amortizable purchased intangible assets are composed of customer contracts, customer lists, distribution agreements, developed and core technology, patents, and product trademarks and are being amortized over their estimated weighted-average useful lives, which range from six to nine years. The purchased intangible asset with an indefinite useful life is the Compaq trade name. In addition, HP recorded a pre-tax charge of approximately $735 million for in-process research and development ("IPR&D") at the completion of the acquisition because technological feasibility had not been established and no future alternative uses existed. HP also recorded deferred compensation of approximately $70 million, which relates to the intrinsic value of the unvested Compaq options assumed by HP as of the date of the acquisition. The deferred compensation is being amortized over the remaining vesting period of the options, which was approximately 3.5 years at the date of the acquisition. Results of operations for Compaq are included prospectively from the date of acquisition.

        The following unaudited pro forma financial information presents the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of the period presented. Due to different historical fiscal period ends for HP and Compaq, the results for the three months ended January 31, 2002 combine the historical results of HP for the three months ended January 31, 2002 and the historical results of Compaq for the three months ended December 31, 2001. An adjustment of $79 million for the three months ended January 31, 2002 has been made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, that would have been recorded if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of HP that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations or financial condition of HP. Pro forma results were as follows for the three-month period ended January 31, 2002:

2002
In millions, except per share data
Net revenue	$19,596
Cost of sales(1)	14,867

Gross margin	4,729
Research and development	986
Selling, general and administrative	2,832
Amortization of purchased intangible assets and goodwill	181
Acquisition-related charges	74

Earnings from operations	656
Gains on investments and other, net	9

Earnings before taxes	665
Provision for taxes	168

Net earnings	$497

Net earnings per share:
Basic	$0.16
Diluted	$0.16

(1)
Cost of products, cost of services and financing interest.

Indigo

        On March 22, 2002, HP acquired substantially all of the outstanding stock of Indigo not previously owned by HP in exchange for HP common stock and non-transferable CVRs and the assumption of options to purchase Indigo common stock. This acquisition is intended to strengthen HP's printer offerings by adding high-performance digital color printing systems. The total consideration for Indigo was $719 million, which included the fair value of HP common stock issued and Indigo options assumed, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. Approximately 32 million shares of HP common stock were issued, and approximately 53 million CVRs were issued by a consolidated subsidiary of HP (and guaranteed by HP), in connection with this transaction. HP recorded approximately $499 million of goodwill and $153 million of amortizable purchased intangible assets in conjunction with the acquisition and the previous equity investment. The purchased intangible assets are being amortized over their estimated useful lives, which range from five to eight years. In addition, HP recorded a pre-tax charge of approximately $58 million for IPR&D at the completion of the acquisition because technological feasibility had not been established and no future alternative uses existed.

        The CVRs issued in conjunction with this acquisition entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. Results of operations for Indigo are included prospectively from the date of acquisition. Pro forma results of operations have not been presented because the results are not material to HP's results of operations.

Intria-HP

        On November 1, 2002, HP acquired the remaining outstanding stock of Intria, in which HP held a 49% equity interest at October 31, 2002, and other related IT assets from CIBC for cash consideration of approximately $100 million. Intria is a provider of managed services, which was jointly owned with CIBC. In connection with the acquisition, HP also entered into a multi-year contract to provide managed services to CIBC. This acquisition and outsourcing relationship with CIBC adds depth and capability to HPS, including expertise in managing complex, heterogeneous IT operating environments for customers in the financial services industry and others that demand high availability computing solutions. HP recorded approximately $56 million of goodwill and amortizable purchased intangible assets in conjunction with the acquisition. The purchased intangible assets, consisting mainly of customer contracts, are being amortized over their estimated weighted-average useful lives, which range from three to ten years. Results of operations for Intria are included prospectively from the date of acquisition. Pro forma results of operations of Intria have not been presented because the results are not material to HP's results of operations.

Liquidity Management Corporation

        At October 31, 2001, HP held a 49.5% equity interest in Liquidity Management Corporation ("LMC"), a non-strategic investment company, which was accounted for under the equity method of accounting. The remaining 50.5% of equity interest was held by a third party investor. On November 1, 2001, LMC redeemed the outstanding equity of the third party investor, leaving HP as the remaining shareholder of LMC. Accordingly, effective November 1, 2001, the assets, liabilities and results of operations of LMC have been included in HP's consolidated financial statements. At November 1, 2001, the assets of LMC consisted primarily of $879 million of cash and cash equivalents. Results of operations for LMC are included prospectively from November 1, 2001.

Note 4: Goodwill and Purchased Intangible Assets

        As discussed in Note 1, HP adopted SFAS No. 142 effective November 1, 2002. The provisions of SFAS No. 142 require that a two-step transitional impairment test be performed on all goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded as a cumulative effect of a change in accounting principle. With regard to its goodwill balance at November 1, 2002, HP must perform the first step of this evaluation by April 30, 2003. If the results of this evaluation indicate that goodwill may be impaired, the second step will be completed as soon as possible thereafter, but no later than October 31, 2003. As of January 31, 2003, HP is in the process of allocating goodwill to each of its reporting units and is in the process of performing the first step of the transitional impairment test.

        In addition, during the first quarter of fiscal 2003, HP was required to perform a transitional impairment test for the purchased intangible asset with an indefinite life, which consists of the Compaq trade name. HP completed the transitional impairment test for the Compaq trade name and determined that no adjustment to the carrying value was required. HP also has evaluated the remaining useful lives of its other purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. HP determined that no adjustments to the useful lives of its other purchased intangible assets were necessary. Customer contracts, customer lists and distribution agreements have weighted average useful lives of approximately nine years, and developed and core technology, patents and product trademarks have weighted average useful lives of approximately six years.

        HP's purchased intangible assets at January 31, 2003 and October 31, 2002 are composed of:

	January 31, 2003
	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,033	$(181)	$1,852
Developed and core technology and patents	1,650	(234)	1,416
Product trademarks	84	(13)	71

Total amortizable purchased intangible assets	3,767	(428)	3,339
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,189	$(428)	$4,761

	October 31, 2002
	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$1,996	$(119)	$1,877
Developed and core technology and patents	1,650	(162)	1,488
Product trademarks	84	(9)	75

Total amortizable purchased intangible assets	3,730	(290)	3,440
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,152	$(290)	$4,862

        Amortization expense related to purchased intangible assets was $138 million and $5 million for the three-month periods ended January 31, 2003 and 2002, respectively.

        Estimated future amortization expense related to purchased intangible assets at January 31, 2003 is as follows:

Fiscal year:
In millions
2003 (remaining 9 months)	$424
2004	551
2005	507
2006	466
2007	403
Thereafter	988

Total	$3,339

        Had the provisions of SFAS No. 142 been in effect for all periods presented, HP's net earnings would have been as follows for the three-month periods ended January 31, 2003 and 2002:

	2003	2002
	In millions, except per share data
Net earnings:
Net earnings as reported	$721	$484
Add back amortization of goodwill, net of taxes	—	45

Net earnings, as adjusted	$721	$529

Basic net earnings per share:
Net earnings per share as reported	$0.24	$0.25
Add back amortization of goodwill, net of taxes	—	0.02

Net earnings per share, as adjusted	$0.24	$0.27

Diluted net earnings per share:
Net earnings per share as reported	$0.24	$0.25
Add back amortization of goodwill, net of taxes	—	0.02

Net earnings per share, as adjusted	$0.24	$0.27

Note 5: Restructuring Charges

Fiscal 2002 Restructuring Plans

        In fiscal 2002, HP's management initiated and approved plans to restructure the operations of both the pre-acquisition HP and pre-acquisition Compaq organizations. Consequently, HP recorded approximately $1.8 billion of costs associated with exiting the activities of pre-acquisition HP such as severance, early retirement costs, costs of vacating duplicative facilities (leased or owned), contract termination costs, asset impairment charges and other costs associated with exiting activities of HP. The asset impairments were associated primarily with the write-off of goodwill and purchased intangible assets associated with product roadmap decisions made in conjunction with the Compaq acquisition that led to the elimination of substantially all of the middleware and storage virtualization offerings acquired in fiscal 2001. Pre-acquisition HP costs were accounted for under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and were included as a charge to the results of operations for the year ended October 31, 2002. HP recorded approximately $960 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization. Costs to restructure pre-acquisition Compaq were accounted for under EITF Issue No. 95-3 "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Compaq. The severance, early retirement costs, and other employee benefits related to the termination or planned early retirement of 17,900 employees worldwide across many regions, business functions and job classes. As of January 31, 2003, approximately 15,900 employees were included in the workforce reduction program, had been terminated or had retired and payments of approximately $815 million had been made. Benefits of approximately $215 million have been or will be paid through post-retirement and pension plans for retiring employees.

Fiscal 2001 Restructuring Plans

        In fiscal 2001, HP's management approved restructuring actions to respond to the global economic downturn and to improve HP's cost structure by streamlining operations and prioritizing resources in strategic areas of HP's business infrastructure. HP recorded total restructuring charges of $405 million in fiscal 2001 and 2002 to reflect these actions. These charges consisted of severance and other employee benefits related to the termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. As of January 31, 2003, substantially all of these employees were terminated, and all accrued costs related to severance and other related employee benefits had been paid. Additionally, as part of the acquisition of Compaq, HP acquired the remaining obligations of Compaq's existing restructuring plans of $259 million, which were initially recorded in Compaq's 2001 fiscal year. As of January 31, 2003, HP had paid out $75 million related to the acquired Compaq plan.

Summary of all Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for the first quarter of fiscal 2003:

	Employee Severance and Other Employee Benefits	Other Related Restructuring Activities	Total
	In millions
Balance of at October 31, 2002	$948	$499	$1,447
Cash payments	(311)	(59)	(370)
Currency impact	30	16	46

Balance at January 31, 2003	$667	$456	$1,123

        At January 31, 2003, the long-term portion of the restructuring liability of $110 million is included in other liabilities in the accompanying Consolidated Condensed Balance Sheet. The remaining balance of the other related restructuring activities, which consists primarily of contractual obligations such as facility leases, are anticipated to be paid over the life of the related obligations which will be substantially satisfied by the end of fiscal 2004. HP expects to pay the remaining balance of the severance accrual within fiscal 2003.

Note 6: Inventory

        The components of inventory were as follows at January 31, 2003 and October 31, 2002:

	January 31, 2003	October 31, 2002
	In millions
Finished goods	$4,104	$4,130
Purchased parts and fabricated assemblies	1,987	1,667

	$6,091	$5,797

Note 7: Guarantees

        As discussed in Note 1, in November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As discussed in Note 1, the adoption of FIN 45 did not have a material impact on HP's results of operations or financial condition and did not result in any additional liabilities as of January 31, 2003 associated with guarantees covered by this interpretation.

        HP has also agreed to indemnify Agilent Technologies partially in connection with certain litigation, as described in Note 13.

Warranty

        HP provides for the estimated cost of product warranties at the time revenue is recognized. While HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the estimated warranty obligation is affected by ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure as well as specific product class failures outside of HP's baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. HP evaluates its warranty obligations on a segment basis.

        Information regarding the changes in HP's aggregate product warranty liabilities was as follows for the three-month period ended January 31, 2003:

In millions
Balance, October 31, 2002	$2,157
Accruals for warranties issued during the period	505
Accruals related to pre-existing warranties (including changes in estimates)	(9)
Settlements made (in cash or in kind) during the period	(581)

Balance, January 31, 2003	$2,072

Note 8: Borrowings

Commercial Paper and Short-term Borrowings

        During the first quarter of fiscal 2003, HP issued a total of $1.4 billion of commercial paper at interest rates ranging from 1.44% to 1.59% under its $4.0 billion commercial paper program that was established in December 2000. HP also has a $500 million euro commercial paper/certificate of deposit program that was established in May 2001. The total amount outstanding under both programs was $1.8 billion at January 31, 2003 and $537 million at October 31, 2002. In March 2002, HP replaced its $1.0 billion committed borrowing facility, which was due to expire in April 2002, with two senior unsecured credit facilities totaling $4.0 billion in borrowing capacity, including a $2.7 billion 364-day facility and a $1.3 billion three-year facility (the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary based on HP's external credit ratings. The Credit Facilities are generally available to support the issuance of commercial paper or for other corporate purposes. At January 31, 2003 and October 31, 2002, there were no borrowings outstanding under the Credit Facilities.

        HP also maintains various lines of credit with total capacity of $2.7 billion and various other short-term borrowings from a number of financial institutions. There was approximately $334 million outstanding at January 31, 2003 under these borrowing programs.

        As a result of the Compaq acquisition and associated credit rating changes, approximately $250 million of HP's debt due to CCF Charterhouse, now HSBC-CCF, became subject to a put option whereby the debt became repayable at the option of HSBC-CCF. On December 17, 2002, this put option was waived by HSBC-CCF and was renegotiated so that the debt becomes repayable, at HSBC-CCF's election, on September 29, 2003.

        In May 2002, in connection with HP's acquisition of Compaq, all of the $1.7 billion outstanding commercial paper of Compaq was consolidated into the financial position of HP. During the third quarter of fiscal 2002, HP repaid the entire balance.

Long-term Debt

        HP filed a shelf registration statement, which was declared effective in March 2000, with respect to the issuance of up to $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants (the "2000 Shelf Registration Statement") and filed a related prospectus supplement in May 2001 which allowed HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue (the "Series A Medium-Term Note Program"). Pursuant to the Series A Medium-Term Note Program, HP issued $200 million of 3.375% Series A Medium-Term Notes, which mature on December 15, 2005, and $50 million of 4.25% Series A Medium-Term Notes, which mature on December 17, 2007. During fiscal 2001, HP issued an aggregate of $210 million of Medium-Term Notes at variable rates maturing in 2003 and 2004 under the 2000 Shelf Registration Statement and Series A Medium-Term Note Program. In December 2001, HP issued under the 2000 Shelf Registration Statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. In June 2000, HP issued under the 2000 Shelf Registration Statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005 unless previously redeemed. HP may redeem some or all of the 7.15% Global Notes at any time at the redemption prices described in the prospectus supplement dated June 6, 2000. HP does not intend to issue additional securities under the 2000 Shelf Registration Statement.

        In May 2002, in connection with HP's acquisition of Compaq, all of the outstanding debt of Compaq was consolidated into the financial position of HP. The face value of the Compaq long-term debt consisted of $275 million of unsecured 7.45% Medium-Term Notes, which matured on August 1, 2002; $300 million of unsecured 7.65% Medium-Term Notes, which mature on August 1, 2005; $300 million of unsecured 6.2% Medium-Term Notes, which mature on May 15, 2003; and $65 million of other debt (including debt issued by Digital Equipment Corporation), with interest rates ranging from 7.125% to 8.625%, which matures at various dates from March 15, 2004 through April 1, 2023. The outstanding Compaq debt has been assumed by HP. This debt had an aggregate fair value of approximately $1 billion on the acquisition date. At January 31, 2003, the outstanding fair value of the debt acquired in connection with the acquisition of Compaq was $641 million.

        In March 2002, HP's shelf registration statement with respect to the issuance of $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants (the "2002 Shelf Registration Statement") became effective. In June 2002, HP issued, under the 2002 Shelf Registration Statement, $1.0 billion of unsecured 5.5% Global Notes, which mature on July 1, 2007 unless previously redeemed. Also in June 2002, HP issued, under the 2002 Shelf Registration Statement, $500 million of unsecured 6.5% Global Notes, which mature on July 1, 2012 unless previously redeemed. HP may redeem some or all of either series of Global Notes at any time at redemption prices described in the prospectus supplement dated June 21, 2002. In December 2002, HP filed a prospectus supplement to the 2002 Shelf Registration Statement, which created the Series B Medium-Term Note Program under which HP designated up to $1.5 billion of the $3.0 billion of securities issuable under the 2002 Shelf Registration Statement as medium-term notes with due dates more than nine months from issuance. As of January 31, 2003, HP had capacity remaining to issue approximately $1.5 billion of securities under the 2002 Shelf Registration Statement.

        In October 1997, HP issued $1.8 billion face value of zero-coupon subordinated convertible notes for proceeds of $968 million, and in November 1997 HP issued an additional $200 million face value of the notes for proceeds of $108 million. The notes are due in 2017. The notes are convertible by the holders at the rate of 15.09 shares of HP common stock for each $1,000 face value of the notes, payable in either cash or common stock at HP's election. At any time, HP may redeem the notes at book value, payable in cash only. The notes are subordinated to all other existing and future senior indebtedness of HP. HP occasionally repurchases its debt prior to maturity based upon its assessment of current market conditions and financing alternatives. In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes due 2017. Under the repurchase program, HP may repurchase the notes from time to time at varying prices. HP did not repurchase any notes in the three-month period ended January 31, 2003 and does not expect to make any further repurchases. In the three-month period ended January 31, 2002, HP repurchased $69 million in face value of the notes with a book value of $42 million for an aggregate purchase price of $33 million, resulting in a gain on the early extinguishment of debt of $9 million, which is included in (losses) gains on investments and other, net for the period. As of January 31, 2003, the notes had a remaining book value of $320 million.

        HP has the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. In July 2001, 750 million euro (or $636 million based on the exchange rate on the date of issuance) of 5.25% Medium-Term Notes maturing on July 5, 2006 were issued under this program. As of January 31, 2003, HP had the remaining capacity to issue approximately $2.2 billion of Medium-Term Notes under the program.

        HP had approximately $155 million outstanding under various other long-term borrowing programs as of January 31, 2003.

Note 9: Income Taxes

        The effective tax rate was approximately 22% for the three-month period ended January 31, 2003 and 25% for the three-month period ended January 31, 2002. HP's effective tax rates differ from the U.S. federal statutory rate of 35% generally due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world. These benefits were partially offset by non-deductible charges for certain acquisition-related charges in both periods and additionally by goodwill amortization in fiscal 2002.

Note 10: Stockholders' Equity

        Effective at the close of business on January 21, 2003, the HP Board of Directors approved the termination of the Preferred Share Purchase Rights issued pursuant to the Preferred Stock Rights Agreement, which was adopted as of August 31, 2001.

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other opportunistic share repurchases. This plan authorizes purchases in the open market or in private transactions. HP had authorization for future repurchases of $957 million of common stock under the program at October 31, 2002 and authorization for future repurchases of $802 million at January 31, 2003. HP repurchased 9,402,000 shares for an aggregate price of $204 million in the first quarter of fiscal 2002 and 8,144,000 shares for an aggregate price of $155 million in the first quarter of 2003.

        HP applies the intrinsic-value-based method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. Accordingly, compensation expense is generally recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

        HP has determined pro forma net earnings and earnings per share information as if the fair value method described in SFAS No. 123, "Accounting for Stock Based Compensation," had been applied to its employee stock-based compensation. The pro forma effect on net earnings and net earnings per share is as follows for the three-month periods ending January 31, 2003 and 2002:

	2003	2002
	In millions, except per share data
Net earnings, as reported	$721	$484
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	9	5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	208	213

Pro forma net earnings	$522	$276

Basic net earnings per share:
As reported	$0.24	$0.25
Pro forma	$0.17	$0.14
Diluted net earnings per share:
As reported	$0.24	$0.25
Pro forma	$0.17	$0.14

Note 11: Comprehensive Income

        Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities, derivative instruments, cumulative translation adjustment and minimum pension liability.

        Comprehensive income, net of taxes, for the three-month periods ended January 31, 2003 and 2002 was as follows:

	2003	2002
	In millions
Net earnings	$721	$484
Change in net unrealized gains on available-for-sale securities	11	15
Change in net unrealized (losses) gains on derivative instruments	(83)	83
Change in cumulative translation adjustment	(1)	—

Comprehensive income	$648	$582

        The components of accumulated other comprehensive loss, net of taxes, were as follows as of January 31, 2003 and October 31, 2002:

	January 31, 2003	October 31, 2002
	In millions
Net unrealized gains on available-for-sale securities	$21	$10
Net unrealized losses on derivative instruments	(122)	(39)
Cumulative translation adjustment	6	7
Additional minimum pension liability	(379)	(379)

Accumulated other comprehensive loss	$(474)	$(401)

Note 12: Supplemental Cash Flow Information

        Supplemental cash flow information was as follows for the three-month periods ended January 31, 2003 and 2002:

	2003	2002
	In millions
Non-cash transactions:
Net (forfeitures) issuances of common stock for employee benefit plans:
Restricted stock and other	$—	$(7)
Employer matching contributions for 401(k) and employee stock purchase plans	$—	$9

Note 13: Legal Proceedings

Pending Litigation and Proceedings

        HP v. Cooper et al. was a lawsuit filed in United States District Court in the Northern District of California on or about March 23, 1998. The Cooper defendants claimed that HP's LaserJet printers infringe U.S. patent 5,424,780, which allegedly covers portions of the resolution enhancement technology (RET) employed in these printers, and sought an injunction, monetary damages and attorneys' fees and costs. HP believes that it does not infringe the patent. On December 11, 2002, IP Innovation LLC and Technology Licensing Corporation filed an amended complaint in United States District Court in the Northern District of Illinois naming HP as a defendant. The amended complaint alleged that HP and the other defendants infringed the same patent at issue in the Cooper lawsuit, and that the alleged infringement has been willful. The amended complaint in the IP Innovation lawsuit sought an injunction, monetary damages (including enhanced damages) and attorneys' fees and costs. Both cases have been settled, and were voluntarily dismissed on February 7, 2003.

        Stevens v. HP is an unfair business practices consumer class action filed in state court in Riverside County, California on or about July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in 32 additional states. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers over the past four years. The basic factual allegation of these actions is that when the affected consumers purchased HP printers, they received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. HP obtained summary judgment against plaintiffs in the California action, which the plaintiffs are appealing. HP also obtained summary judgment in Kansas and Arizona. The matter has been certified as a class action in North Carolina state court, and a trial date has been set for June 9, 2003. The Ohio and New York litigation has been dismissed. In Connecticut, the trial court denied the plaintiffs' motion to certify a class action. In Oregon and Washington, the case has been dismissed without prejudice. The litigation is in various stages in other jurisdictions.

        Alvis v. HP is a nationwide defective product consumer class action that was filed in United States District Court in Jefferson County, Texas by a resident of eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in United States District Court in Jefferson County, Texas against Compaq. On the motion of plaintiffs' counsel, the matters were dismissed in the United States District Court and refiled in Texas state court in Beaumont, Texas. These actions are part of a series of similar suits filed against several computer manufacturers. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disc controller errors. That failure is alleged to result in data loss or data corruption. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, rescission and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case. Compaq has filed a petition for review by the Texas Supreme Court. The Texas Supreme Court has requested additional briefing. A class certification hearing has not been held in the Alvis case. In addition, HP and Compaq continue to provide information to the U.S. government and state attorneys general in California and Illinois in response to inquiries regarding floppy disk controllers in computers sold to government entities.

        On or about December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court in the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. The court is expected to hold a hearing to construe the disputed claims terms in Cornell's patent at the end of April 2003. After reviewing the pertinent materials, HP believes that its products do not infringe the patent. Furthermore, HP believes Cornell's patent is invalid.

        A number of purported stockholder class actions were brought in 1998 against Compaq and certain present and former directors and officers of Compaq, on behalf of all persons who purchased

Compaq common stock from July 10, 1997 through March 6, 1998. These actions were consolidated under the title Berger v. Compaq Computer Corporation, et al. on December 23, 1998 in United States District Court in the Southern District of Texas. The consolidated amended complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder by withholding information and making misleading statements about channel inventory, factoring of receivables and Compaq marketing programs in order to inflate the price of Compaq's common stock, and further alleges that a number of individual defendants sold Compaq common stock at those purportedly inflated prices. In July 2000, the case was certified as a class action, but this action was later vacated by the Fifth Circuit Court of Appeals. Compaq reached a mediated settlement with lead plaintiffs and their attorneys in the amount of approximately $29 million, of which approximately $28 million is covered by insurance. The parties presented this settlement to the District Court for approval in June 2002. The final hearing on the fairness of the settlement was held on November 1, 2002. On November 25, 2002, the District Court entered two orders. One order approved the settlement and granted a final judgment and dismissal with prejudice. The second order awarded fees and expenses to plaintiffs' counsel. On December 17, 2002, a notice of appeal of both orders was filed. On February 3, 2003, an agreed motion for voluntary dismissal of the appeal was filed and the appeal was dismissed.

        Digwamaji et al. v. Bank of America et al. is a purported class action lawsuit in which HP and numerous other multinational corporations have been named as defendants. It was filed on September 27, 2002 in United States District Court in the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, the Racketeer Influenced and Corrupt Organizations Act and a variety of other international laws and treaties relating to violations of human rights, war crimes and crimes against humanity. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. This matter is in the early stages of litigation.

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

        Two non-binding arbitration proceedings are pending in Germany before the arbitration board of the Patent and Trademark Office. The proceedings were brought by VerwertungsGesellschaft Wort, a collection agency representing certain copyright holders, against HP and relate to whether and to what extent copyright levies should be imposed upon certain products that enable the production of copies by private persons in accordance with copyright laws implemented in Germany. These proceedings were instituted in June 2001 and June 2002, respectively. In addition, HP is facing legal proceedings in other European jurisdictions for specific products based on copyright laws implemented in those jurisdictions. In April 1998, Auvibel s.c.r.l., a Belgian collection agency, filed an appeal of a judgment in HP's favor with the Court of Appeal in Brussels relating to a dispute as to whether and to what extent copyright levies should be imposed upon CD-writers and CD media. Although the case has not been officially withdrawn, no further action has been taken. In addition, in 2001, two proceedings were instituted before the Court of First Instance of Athens and an appeal was brought before the Court of Appeal of Athens by several collection agencies against HP relating to whether a levy should be imposed upon computer products based upon a law previously in effect in Greece. The levies, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies vary. Products that are the subject of the claims in Germany include all products in a chain of products that together effectively form a photocopier, multi-function devices, personal computers and printers. Products at issue in other jurisdictions include: in Belgium, CD media and CD-writers; in Greece, computer products, photocopiers and photocopying paper; and in Switzerland, CD media, DVD media and MP3 players. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        Kassin v. Agilent Technologies is a nationwide securities class action filed on November 26, 2001 in United States District Court in the Southern District of New York against Agilent Technologies, Inc. ("Agilent Technologies"), certain then-officers and directors and several banks and underwriters for conduct concerning the commission structure of Agilent Technologies' initial public offering ("IPO") in late 1999. A consolidated amended complaint was filed in April 2002 alleging that the defendant banks and underwriters offered Agilent Technologies IPO shares in exchange for excessive commissions and guarantees to buy more shares at an inflated price in the IPO aftermarket and seeking unspecified damages. This case is similar to numerous other cases filed in the United States District Court in the Southern District of New York concerning the IPO market of the late 1990s. By stipulation, the individual defendants were dismissed from the case without prejudice. An omnibus motion to dismiss has been filed on behalf of issuer defendants. On February 19, 2003 the Southern District Court of New York issued a ruling dismissing claims against Agilent Technologies based upon Section 10 of the Securities Exchange Act of 1934, as amended, but denying the motion to dismiss as to claims against Agilent Technologies founded upon Section 11 of the Securities Act of 1933, as amended. While HP is not named as a defendant in this action, HP includes the litigation in this report due to an indemnification agreement between HP and Agilent Technologies under which HP has agreed to indemnify Agilent Technologies for a substantial portion of the liabilities associated with this case.

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

        In May 2002 the European Commission of the European Union publicly stated that it was considering conducting an investigation into OEM activities concerning the sales of printers and supplies to consumers within the European Union. HP indicated that it would cooperate fully with any such investigation. HP has been contacted by the European Commission requesting information on the printer and supplies markets. HP is fully cooperating with this inquiry.

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

Note 14: Segment Information

Description of Segments

        HP is a leading global provider of products, technologies, solutions and services to consumers and businesses. HP's offerings span IT infrastructure, personal computing and access devices, global services and imaging and printing.

        As of January 31, 2003, HP organized its operations into six business segments: the Imaging and Printing Group, the Personal Systems Group, the Enterprise Systems Group, HP Services, HP Financial Services and Corporate Investments. HP's organizational structure is formed based on a number of factors that management uses to evaluate, view and run its business operations which include but are not limited to customer base, homogeneity of products, technology and delivery channels. The business segments disclosed in this Form 10-Q are based on this organizational structure and information reviewed by HP's management to evaluate the associated business group results. In the first quarter of fiscal 2003, HP reorganized some of its minor product and cross-functional organizations and reclassified the operating results of these functions from its five previous business segments to be aggregated under Corporate Investments. Segment financial data for the three-month period ended January 31, 2002 has been restated to reflect this organizational change. Future changes to this organizational structure may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment is as follows:

  •
  Imaging and Printing Group provides home and business imaging and printing devices, digital imaging and publishing systems, printing supplies and consulting services. Home and business imaging, printing and publishing devices include color and monochrome printers for shared and personal use, multi-function laser and all-in-one inkjet devices, personal color copiers and faxes, wide and large-format inkjet printers and digital presses. Digital imaging systems include scanners, photosmart printers, and digital photography products. Supplies include laser and inkjet printer cartridges and other related printing media. Consulting services are provided to customers to optimize the use of printing and imaging assets.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, a range of handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the HP e-PC and Compaq Evo desktop series, Evo notebook PCs as well as the recently introduced Compaq Tablet PC. Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs. Consumer PCs also include the recently introduced HP Media Center PC. Workstations are provided for UNIX®,(1) Windows®(2) and Linux based systems. Handheld computing devices include the iPAQ series of products that run on Pocket PC software. Digital entertainment systems offer the DVD+RW drives as well as digital entertainment center products. Post-Compaq acquisition product roadmap decisions include discontinuance of the Vectra desktop services, the Armada and Omnibook series and Jornada handheld products.

  •
  Enterprise Systems Group provides business critical servers, industry standard servers, storage and software solutions. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on the HP-UX operating system, Itanium®(3)-based servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products, which deliver high levels of availability, performance, scalability and manageability for business critical solutions. Industry standard servers offer primarily entry-level and mid-range ProLiant servers, which run on the Windows®, Linux and Novell Inc. operating systems. Storage provides entry-level, mid-range and enterprise array offerings, storage area networks, storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage. Software offerings include OpenView and other management and telecommunications software solutions designed primarily for large-scale systems and networks. These software solutions run on a variety of operating systems including Windows® and multiple versions of UNIX®. Post-Compaq acquisition product roadmap decisions include discontinuance of the NetServer line as well as transition from certain tape library storage products.

(1)
UNIX® is a registered trademark of The Open Group.

(2)
Windows® is a registered trademark of Microsoft Corporation.

(3)
Itanium® is a registered trademark of Intel Corporation.

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

  •
  Corporate Investments is managed by the Office of Strategy and Technology, which includes HP Labs and some business incubation projects. Revenue in this category is attributable to the sale of certain network infrastructure products that enhance computing and enterprise solutions as well as the licensing of specific HP technology to third parties.

Segment Revenue and Profit

        The accounting policies used to derive reportable segment results are generally the same as those used by the consolidated company. Intersegment net revenue and earnings from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available from comparable external customers and are primarily related to intercompany sales of products to HP Financial Services for leasing transactions.

        A significant portion of each segment's expenses arises from shared services and infrastructure that HP allocates to its segments in order to realize economies of scale and to use resources efficiently. These expenses include costs of employee benefits, real estate, insurance services, information technology services, treasury and certain legal, accounting and other corporate and infrastructure costs. In the first quarter of fiscal 2003, HP revised its methodology for shared services and infrastructure and began allocating to the segments all company performance bonus expense, including the previously unallocated amount by which actual bonus expense differs from the targeted amount. In addition, HP no longer distributes certain corporate governance-related items including internal audit, government affairs and other executive office function costs to the segments. HP believes these changes in expense distribution methodology result in a better reflection of the use of services provided to or benefits received by the segments. Segment financial data for the quarter ended January 31, 2002 has been restated to reflect these changes.

Segment Data

        The results of the reportable segments are derived directly from HP's management reporting system. The results are based on HP's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include primarily acquisition-related charges, restructuring charges, charges for purchased IPR&D, amortization of goodwill (prior to HP's November 1, 2002 adoption of SFAS No. 142) and purchased intangible assets, as well as certain corporate governance costs.

        Selected financial information for each reportable segment was as follows as of and for the three-month periods ended January 31, 2003 and 2002:

	Imaging and Printing Group	Personal Systems Group	Enterprise Systems Group	HP Services	HP Financial Services	Corporate Investments	Total
	In millions
For the three months ended January 31, 2003:
Total net revenue	$5,610	$5,143	$3,736	$2,960	$517	$77	$18,043

Earnings (loss) from operations	$907	$33	$(83)	$341	$14	$(47)	$1,165

For the three months ended January 31, 2002:
Total net revenue	$5,110	$2,612	$1,799	$1,537	$342	$62	$11,462

Earnings (loss) from operations	$750	$26	$(80)	$114	$(7)	$(60)	$743

        The reconciliation of segment information to HP consolidated totals was as follows for the three-month periods ended January 31, 2003 and 2002:

	2003	2002
	In millions
Net revenue:
Total segments	$18,043	$11,462
Elimination of intersegment net revenue and other	(166)	(79)

Total HP consolidated net revenue	$17,877	$11,383

Earnings before taxes:
Total segment earnings from operations	$1,165	$743
Corporate and unallocated costs, and eliminations	(62)	(30)
Amortization of purchased intangible assets and goodwill	(138)	(50)
Acquisition-related charges	(86)	(38)
Interest and other, net	51	10
(Losses) gains on investments and other, net	(5)	9

Total HP consolidated	$925	$644

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

        Management believes there have been no significant changes during the three-month period ended January 31, 2003 to the items which we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2002, except for the items discussed below.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

        We review property, plant and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Our asset impairment review assesses the fair value of the assets based on the future cash flow the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Such evaluations of impairment of long-lived assets including purchased intangible assets with finite lives are an integral part of, but are not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

Valuation of Goodwill and Indefinite-Lived Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives at least annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step transitional impairment test be performed on goodwill. In the first step, the fair value of each reporting unit is compared to its carrying value. The fair value is estimated using a discounted cash flow approach. When available and as appropriate, comparative market multiples are also used to supplement the discounted cash flow approach. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference will be recorded. SFAS No. 142 also requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The fair value is estimated using a discounted cash flow approach. An impairment loss is recognized when the estimated fair value of the intangible asset is less than the carrying value.

        The discounted cash flow approach for estimating the fair value of long-lived assets, goodwill and purchased intangible assets is dependent on a number of factors including estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates used to calculate the discounted cash flow. Our fair value estimates, as well as the allocation of net assets to reporting units, are based on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain and as a result actual results may differ from those estimates.

RESULTS OF OPERATIONS

Overview

Acquisition of Compaq Computer Corporation

        On May 3, 2002, we acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers. Accordingly, Compaq's results have been included in HP's results since the acquisition date. As a result, the fluctuations in the operating results of HP and its segments for the three-month period ended January 31, 2003 as compared to the three-month period ended January 31, 2002 are due generally to the acquisition of Compaq. The historical results section below presents a discussion of HP's consolidated operating results prepared in accordance with generally accepted accounting principles ("GAAP") for the three months ended January 31, 2003 and the pre-acquisition three-month period ended January 31, 2002. In order to provide additional information relating to our operating results, we also present a discussion comparing our consolidated operating results as if HP and Compaq had been a combined company in the first quarter of fiscal 2002. We have included this additional information in order to provide further insight into our operating results, prior period trends and current position. This supplemental information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," which are described in more detail in Note 3 to the Consolidated Condensed Financial Statements in Item 1. Due to different fiscal period ends for HP and Compaq, Compaq's results for the three-month period ended December 31, 2001 have been combined with HP's results for the three-month period ended January 31, 2002.

        The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. The discussion of our segment operating results is presented as a historical comparison of the three months ended January 31, 2003 and the pre-acquisition three-month period ended January 31, 2002. In order to provide additional information relating to our segment operating results, we also present a discussion comparing our segment operating results as if HP and Compaq had been a combined company in the first quarter of fiscal 2002. This supplemental information is presented in a manner consistent with the supplemental disclosures included in the consolidated operating results discussion. The combined company segment discussions also present certain business unit fluctuations highlighted at the combined company consolidated level.

Historical Results

        The following discussion compares the results of operations on a GAAP basis for the three-month periods ended January 31, 2003 to the historical three-month period ended January 31, 2002. Results of operations in dollars and as a percentage of net revenue were as follows:

	For the three months ended January 31,
	2003		2002
	Dollars in millions
Net revenue	$17,877	100.0%	$11,383	100.0%
Cost of sales(1)	13,141	73.5%	8,356	73.4%

Gross margin	4,736	26.5%	3,027	26.6%
Research and development	908	5.1%	691	6.1%
Selling, general and administrative	2,725	15.2%	1,623	14.3%
Amortization of purchased intangible assets and goodwill	138	0.8%	50	0.4%
Acquisition-related charges	86	0.5%	38	0.3%

Earnings from operations	879	4.9%	625	5.5%
Interest and other, net	51	0.3%	10	0.1%
(Losses) gains on investments and other, net	(5)	—	9	0.1%

Earnings before taxes	925	5.2%	644	5.7%
Provision for taxes	204	1.2%	160	1.4%

Net earnings	$721	4.0%	$484	4.3%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        Net revenue increased 57% (52% on a constant currency basis) in the first quarter of fiscal 2003 to $17.9 billion from $11.4 billion in the corresponding period of the prior year. U.S. revenue increased 55% in the first quarter of fiscal 2003 to $7.1 billion, while international revenue increased 58% to $10.8 billion compared to the same period a year ago. The net revenue increase is attributable primarily to our acquisition of Compaq at the beginning of May 2002 resulting in market share increases in the Personal Systems Group ("PSG"), Enterprise Systems Group ("ESG") and HP Services ("HPS") segments. Net revenue growth in the Imaging and Printing Group ("IPG") also contributed to the increase, particularly due to growth in printer supplies resulting from a rise in volume reflecting continued expansion of the printer hardware installed base, as well as net revenue growth in home and business printer hardware due mainly to increases in volume of all-in-one devices and newly introduced low-end color and monochrome products. IPG revenue was also impacted favorably by growth in digital imaging, driven by sales of newly-introduced Photosmart products and cameras under our "Big Bang" consumer product launch. However, these effects were moderated by the discontinuance and consolidation of product offerings across most business units in PSG as well as mid- to low-end servers and storage in ESG resulting in declines in sales volumes of individual product classes. These businesses were further impacted by softness in the market resulting from the weakened economic and industry conditions. Competitive pricing pressures and a shift in sales mix to lower priced products also moderated our overall revenue increases. The market share increase in HPS was offset in part by the unfavorable economic environment and the resultant decline in enterprise capital spending, most notably in its consulting and integration business unit.

Gross Margin

        Gross margin as a percentage of net revenue was 26.5% in the first quarter of fiscal 2003 compared to 26.6% in the first quarter of fiscal 2002. The slight deterioration in gross margin as a percentage of net revenue was due to gross margin decreases on a weighted basis in ESG and PSG of 0.7 and 0.5 percentage points, respectively, offset almost entirely by gross margin improvements on a weighted basis in IPG and HPS of 0.7 and 0.3 percentage points, respectively. The remaining gross margin improvement was due primarily to HP Financial Services ("HPFS"). The gross margin declines in ESG and PSG were attributable primarily to competitive pricing pressures, sales volume declines due to continued economic weakness and mix shifts towards lower-margin products. The gross margin improvement in IPG was due primarily to continued operational efficiencies resulting from higher manufacturing volumes and cost saving initiatives, as well as favorable currency impacts resulting from the strengthening of the euro. In addition, gross margin improved for supplies, home printer hardware and digital imaging products due to the focus on cost reductions and leverage in our design efforts implemented in the "Big Bang" product launch. Additionally, overall gross margin was impacted favorably by revenue growth in the current period of our higher-margin supplies business. Gross margin improvement in HPS was attributable to lower company performance bonus expenses and a shift in revenue mix away from the consulting and integration business, which typically has gross margins lower than the segment average.

Operating Expenses

  Research and Development

        Research and development expense as a percentage of net revenue was 5.1% in the first quarter of fiscal 2003 compared to 6.1% in the same period in the prior year. Research and development expense increased by 31% during the first quarter of fiscal 2003 compared to the prior year period. The inclusion of Compaq since its acquisition in May 2002 accounted for the majority of the year-over-year increase in research and development expense in the first quarter of fiscal 2003. The remainder of the increase resulted primarily from our investment in "Big Bang" products including printer hardware, supplies and digital imaging products. The increase in expense was mitigated by our workforce reduction efforts and expense control measures, primarily in ESG and PSG, as well as lower company performance bonus expense in the first quarter of fiscal 2003 relative to the same period in fiscal 2002.

  Selling, General and Administrative

        Selling, general and administrative expense as a percentage of net revenue was 15.2% in the first quarter of fiscal 2003 compared to 14.3% in the same period in the prior year. Selling, general and administrative expense increased by 68% in the first quarter of fiscal 2003 compared to the prior year period. The increase is attributable primarily to our acquisition of Compaq in May 2002. Also contributing to the increase was an increase in sales and marketing costs associated with a company-wide product branding campaign initiated in the first quarter of fiscal 2003 and an increase in pension costs. The higher pension costs resulted from fiscal 2003 changes in the underlying assumptions on portfolio performance and cost trend rates as well as the extension of pension and other post-retirement benefits to eligible pre-acquisition Compaq employees previously not covered by such plans prior to January 1, 2003. The increase in selling, general and administrative expense was moderated in part by declines resulting from our workforce reduction efforts and expense control measures, primarily in ESG and PSG, as well as lower company performance bonus expense in the first quarter of fiscal 2003 relative to the same period in fiscal 2002.

  Amortization of Purchased Intangible Assets and Goodwill

        Goodwill is no longer amortized effective November 1, 2002 (date of adoption of SFAS No. 142, "Goodwill and Other Intangible Assets") and is tested at least annually for impairment. Purchased intangible assets with finite useful lives are amortized over their estimated useful lives, generally two to ten years. Amortization expense was $138 million in the first quarter of fiscal 2003 and $50 million in the first quarter of fiscal 2002. The increase was due primarily to the amortization of purchased intangible assets related to the acquisition of Compaq in May 2002 and, to a lesser extent, Indigo in March 2002. This increase was offset in part by the elimination of goodwill amortization and the write-off of purchased intangible assets related to our middleware offerings in the third quarter of fiscal 2002 as a result of product roadmap decisions made in connection with the Compaq acquisition.

  Acquisition-Related Charges

        In connection with the Compaq acquisition, we incurred acquisition-related charges of $86 million in the first quarter of fiscal 2003 and $38 million in the first quarter of fiscal 2002. The fiscal 2003 charge consisted primarily of costs incurred for employee retention bonuses, consulting services and professional fees. The fiscal 2002 charge was due mainly to consulting services and professional fees, as well as advertising and proxy solicitation costs.

Interest and Other, Net

        Interest and other, net, increased $41 million in the first quarter of fiscal 2003 compared to the corresponding period in fiscal 2002. The increase was attributable primarily to net gains in the current period compared to net losses a year ago on foreign currency transactions resulting from our balance sheet remeasurement and related hedging strategy.

(Losses) gains on investments and other, net

        The net investment loss in the first quarter of fiscal 2003 was $5 million compared to a gain of $9 million on early extinguishment of debt in the corresponding period in fiscal 2002. The net investment loss in the first quarter of fiscal 2003 resulted from impairment charges in excess of gains realized on our equity investment portfolio. The gain in the first quarter of fiscal 2002 was the result of early extinguishment of debt under our repurchase program for zero coupon subordinated convertible notes due in 2017 (reported as an extraordinary item in fiscal 2002, prior to our November 1, 2002 adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections").

Provision for Taxes

        Our effective tax rate was 22% in the first quarter of fiscal 2003 and 25% in the first quarter of fiscal 2002. HP's effective tax rate differed from the U.S. federal statutory rate of 35% in the first quarter of fiscal 2003 and 2002 due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The effective tax rate in fiscal 2002 additionally was affected by the impact of non-deductible items, primarily goodwill amortization and acquisition-related costs incurred in the first quarter of fiscal 2002.

Combined Company Results

        As previously described, the following discussion includes the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of fiscal 2002. Due to different historical fiscal period ends for HP and Compaq, the results for the three-month period ended January 31, 2002 combine the results of HP for the three-month period ended January 31, 2002 and the historical results of Compaq for the three-month period ended December 31, 2001. Adjustments have been made to the combined results of operations primarily to reflect amortization of purchased intangible assets as if the acquisition had occurred at the beginning of the periods presented.

        Results of operations for the combined company, in dollars and as a percentage of revenue, were as follows:

	For the three months ended January 31,
	2003		2002
	Dollars in millions
Net revenue	$17,877	100.0%	$19,596	100.0%
Cost of sales(1)	13,141	73.5%	14,867	75.9%

Gross margin	4,736	26.5%	4,729	24.1%
Research and development	908	5.1%	986	5.0%
Selling, general and administrative	2,725	15.2%	2,832	14.5%
Amortization of purchased intangible assets and goodwill	138	0.8%	181	0.9%
Acquisition-related charges	86	0.5%	74	0.4%

Earnings from operations	879	4.9%	656	3.3%
Interest and other, net	51	0.3%	—	—
(Losses) gains on investments and other, net	(5)	—	9	0.1%

Earnings before taxes	925	5.2%	665	3.4%
Provision for taxes	204	1.2%	168	0.9%

Net earnings	$721	4.0%	$497	2.5%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        On a combined company basis, net revenue declined 9% (12% on a constant currency basis) in the first quarter of fiscal 2003 to $17.9 billion, down from $19.6 billion in the corresponding period of the prior year. U.S. revenue declined 7% in the first quarter of fiscal 2003 to $7.1 billion, while international revenue decreased 10% to $10.8 billion compared to the same period a year ago. Ongoing weakness in the global economy, a competitive pricing environment and the consolidation of product offerings as a result of post-acquisition product roadmap decisions contributed significantly to the decline in both U.S. and international revenue. Additionally, revenue in the first quarter of fiscal 2003 was impacted negatively by approximately $200 million from the effect of substantially conforming pre-acquisition Compaq sales agreement terms and conditions to pre-acquisition HP terms and conditions, under which title and risk of loss are transferred and revenue is recognized when products are delivered rather than when products are shipped.

        In the first quarter of fiscal 2003, combined company net revenue in each of our business segments, except IPG, declined compared to the corresponding period of the prior year. For the first quarter ended January 31, 2003, on a weighted percentage point basis, PSG accounted for 6.0, ESG accounted for 4.0 and HPS accounted for 1.5 percentage points of the decline, respectively. These decreases were moderated by a net revenue increase in IPG of 2.5 percentage points on a weighted basis. The net revenue decrease in PSG, ESG and HPS was 19%, 17% and 9%, respectively, offset in part by Imaging and Printing, which increased 9%.

        Overall, combined company net revenue for the first quarter of fiscal 2003 was impacted negatively by declines in sales volumes across many business units due to the continuing economic and industry weakness and a competitive environment. Sales volumes were also impacted by a consolidation of product offerings as a result of post-acquisition product roadmap decisions in PSG's commercial PCs and personal appliances products and ESG's industry standard server and storage products. In addition to product roadmap decisions, the net revenue decline in PSG was due primarily to declining unit sales in commercial and consumer desktops due to the weakened economy as well as lower average selling prices resulting from competitive pressure, while the ESG revenue decline was primarily attributable to mid- to low-end servers, industry standard servers and storage reflecting the ongoing decline in enterprise capital spending coupled with competitive pricing. HPS net revenue decreased due primarily to declines in the consulting and integration business unit resulting from lower enterprise capital spending. Net revenue declines were offset in part by a revenue increase in IPG, particularly due to growth in printer supplies, resulting from a rise in volumes reflecting continued expansion of the printer hardware installed base. IPG also had net revenue growth in home and business printer hardware due mainly to increases in volume of all-in-one devices and newly introduced low-end color and monochrome products. IPG revenue was also impacted favorably by growth in digital imaging, driven by sales of newly-introduced Photosmart printers and cameras as part of the group's "Big Bang" consumer launch.

Gross Margin

        Combined company gross margin as a percentage of combined company net revenue was 26.5% in the first quarter of 2003 compared to 24.1% in the same period of the prior year. Of the 2.4 percentage point increase in the combined company gross margin for the first quarter of fiscal 2003, IPG and PSG each accounted for 1.2 percentage points of the increase on a weighted basis. The gross margin improvement in IPG was due primarily to continued operational efficiencies resulting from higher manufacturing volumes and cost saving initiatives, as well as favorable currency impacts resulting from the strengthening of the euro. In addition, gross margin also improved for supplies, home printer hardware and digital imaging products due to the focus on cost reductions and leverage in our design efforts implemented in the "Big Bang" product launch. Additionally, the overall gross margin was impacted favorably by revenue growth in our higher-margin supplies business. The improvement in PSG's gross margin was attributable mainly to reduced direct and indirect procurement costs resulting from synergies associated with the Compaq acquisition and increased average selling prices in commercial and retail notebook PCs.

Operating Expenses

  Research and Development

        Combined company research and development expense as a percentage of combined company net revenue was 5.1% in the first quarter of fiscal 2003 compared to 5.0% in the same period last year. Research and development expense decreased by 8% during the first quarter of fiscal 2003. Research and development expense decreased in each of our business segments, except for the Imaging and Printing segment, which increased by 14% in the first quarter of fiscal 2003. The most significant decrease was in the Enterprise Systems segment, which decreased by 13% in the first quarter of fiscal 2003. Overall, the decrease in research and development expense was the result primarily of our workforce reduction efforts and expense control measures, as well as lower company performance bonus expense in the first quarter of fiscal 2003 relative to the same period in fiscal 2002. Moderating these declines was IPG's increase in research and development spending which was the result of continued investment in our "Big Bang" product expansion including printer hardware, supplies and digital imaging products.

  Selling, General and Administrative

        Combined company selling, general and administrative expense as a percentage of combined company net revenue was 15.2% in the first quarter of fiscal 2003 compared to 14.5% in the same period last year. Selling, general and administrative expense decreased by 4% in the first quarter of fiscal 2003 compared to the corresponding period in fiscal 2002. Overall, the decrease in selling, general and administrative expense in the first quarter of fiscal 2003 was attributable mainly to our workforce reduction efforts and expense control measures, as well as lower company performance bonus expense in the first quarter of fiscal 2003 relative to the corresponding period in fiscal 2002. This decrease was moderated by an increase in sales and marketing costs associated with a company-wide product branding campaign initiated in the first quarter of fiscal 2003 as well as an increase in pension costs. The higher pension costs resulted from the fiscal 2003 changes in the underlying assumptions on portfolio performance and cost trend rates as well as the extension of pension and other post-retirement benefits to eligible pre-acquisition Compaq employees previously not covered by such plans prior to January 1, 2003.

  Amortization of Purchased Intangible Assets and Goodwill

        Goodwill is no longer amortized effective November 1, 2002 (date of adoption of SFAS No. 142) and is instead tested at least annually for impairment. Purchased intangible assets with finite useful lives are amortized over their estimated useful lives, generally two to ten years. Amortization expense for the combined company was $138 million in the first quarter of fiscal 2003 and $181 million in the first quarter of fiscal 2002. The decrease was due primarily to the elimination of goodwill amortization and the write-off of the purchased intangible assets related to our middleware offerings in the third quarter of fiscal 2002 as a result of product roadmap decisions in connection with the Compaq acquisition. These decreases were offset in part by the amortization of purchased intangible assets resulting from the acquisition of Indigo in March 2002.

  Acquisition-Related Charges

        In connection with the Compaq acquisition, the combined company incurred acquisition-related charges of $86 million in the first quarter of fiscal 2003 and $74 million in the first quarter of fiscal 2002. The fiscal 2003 charge consisted primarily of costs incurred for employee retention bonuses, as well as consulting services and professional fees. The fiscal 2002 charge was due mainly to consulting services and professional fees, as well as advertising and proxy solicitation costs.

Interest and Other, Net

        On a combined company basis, interest and other, net, increased $51 million in the first quarter of fiscal 2003 over the prior year period. The increase was attributable primarily to net gains in the first quarter of fiscal 2003 compared to net losses incurred a year ago on foreign currency transactions related to our balance sheet remeasurement and hedging strategy. The increase was offset partially by a decline in interest income due to lower interest rates on cash and investments.

(Losses) gains on investments and other, net

        The net investment loss in the first quarter of fiscal 2003 was $5 million compared to a gain of $9 million on early extinguishment of debt in the corresponding period in fiscal 2002. The net investment loss in the first quarter of fiscal 2003 resulted from impairment charges in excess of gains realized on our equity investment portfolio. The gain in the first quarter of fiscal 2002 was the result of early extinguishment of debt under our repurchase program for zero coupon subordinated convertible notes due in 2017 (reported as an extraordinary item in fiscal 2002 prior to our November 2002 adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections").

Provision for Taxes

        On a combined company basis, HP's effective tax rate was 22% in the first quarter of fiscal 2003 and 25% in the first quarter of fiscal 2002. HP's effective tax rate differed from the U.S. federal statutory rate of 35% in the first quarter of fiscal 2003 and 2002 due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The effective tax rate in fiscal 2002 was additionally affected by the impact of non-deductible items, primarily goodwill amortization and acquisition-related costs in the first quarter of fiscal 2002.

Segment Information

        A description of the products and services, as well as quarter-to-date financial data, for each segment can be found in Note 14 to the Consolidated Condensed Financial Statements. Segment financial data for the three-month period ended January 31, 2002 has been restated to reflect changes in HP's organizational structure and allocation methodology that occurred in the first quarter of fiscal 2003. These changes are more fully described in Note 14 to the Consolidated Condensed Financial Statements. The business segments disclosed in this Form 10-Q are based on HP's management organizational structure as of January 31, 2003 with separate segment reporting also included for HPFS, which is included in ESG's operational structure, due to the distinct nature of this business. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Historical Results

        The historical results discussions below include the results of each of HP's segments for the three months ended January 31, 2003 and the pre-acquisition results for the three months ended January 31, 2002. The fluctuations in the segment operating results of HP, except IPG, in the three months ended January 31, 2003 as compared to the three months ended January 31, 2002 were due generally to the acquisition of Compaq and, as such, are not discussed in detail.

Combined Company Results

        Consistent with the supplemental disclosures included in the consolidated operating results discussion, the combined company segment results discussions include the results of each of HP's segments for the three months ended January 31, 2003 compared to the segment results for the three months ended January 31, 2002 presented as if the acquisition of Compaq had occurred at the beginning of fiscal 2002. As previously discussed, we have included this additional information in order to provide further insight into our segment operating results, prior period trends and current position. Due to different historical fiscal period ends for HP and Compaq, the segment results for the three-month period ended January 31, 2002 combine the results of HP for the three-month period ended January 31, 2002 and the historical results of Compaq for the three-month period ended December 31, 2001.

Imaging and Printing Group

	For the three months ended January 31,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	Dollars in millions
Net revenue	$5,610	$5,110	$5,127
Earnings from operations	$907	$750	$751
Earnings from operations as a percentage of net revenue	16.2%	14.7%	14.6%

(a)
The results for the three months ended January 31, 2003 include the results of Compaq for the entire period.

(b)
The results for the three months ended January 31, 2002 include the results of HP prior to the acquisition of Compaq.

(c)
The results for the three months ended January 31, 2002 include the historical results of HP for the three months ended January 31, 2002 combined with the historical results of Compaq for the three months ended December 31, 2001.

Historical Results

        The acquisition of Compaq did not have a material impact on the results of IPG. A detailed discussion of IPG's fiscal 2003 first quarter results is presented below in the combined company discussion.

Combined Company Results

        IPG's combined company net revenue grew 9% in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. The revenue increase in the first quarter of fiscal 2003 was 5% on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 9% revenue increase, printer supplies represented 6.5 percentage points of the increase on a weighted basis. Home and business printer hardware accounted for 2.0 percentage points of the increase, while digital imaging accounted for 0.5 percentage points of the increase, on a weighted basis. Despite continued market weakness, the segment had revenue growth across all regions.

        Growth in printer supplies revenue in the first quarter of fiscal 2003 reflected higher volumes as a result of continued expansion of the printer hardware installed base. The net revenue increase in home printer hardware in the first quarter of fiscal 2003 was attributable to a significant volume increase in all-in-one devices. Home printer hardware revenue growth was moderated by decreases in average selling prices due to the continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market and sub-$100 single-function market, as well as decreases in sales of single-function devices. The revenue increase in business printer hardware was driven mainly by sales of newly- introduced, low-end color and monochrome products, as well as an increase in sales of our digital press products resulting from our acquisition of the Indigo business. The net revenue increase in business printer hardware was moderated by weakness in enterprise IT spending and a continued shift in demand to lower-priced products, particularly in the sub-$1,000 laser market. Revenue growth in digital imaging was attributable to sales of newly-introduced Photosmart products and cameras as part of the segment's "Big Bang" consumer launch, offset in part by a decrease in sales of scanners due to the declining scanner market.

        Combined company earnings from operations as a percentage of revenue was 16.2% for the first quarter of fiscal 2003 compared to 14.6% in the same period of fiscal 2002. An improvement in gross margin represented 3.1 percentage points of the 1.6 percentage point increase in the earnings from operations ratio on a weighted basis, partially offset by an increase in operating expenses as a percentage of revenue of 1.5 percentage points on a weighted basis. The increase in gross margin was attributable in part to continued operational efficiencies resulting from higher manufacturing volumes and cost saving initiatives, as well as favorable currency impacts resulting from the strengthening of the euro discussed above. In addition, gross margin also improved for supplies, home printer hardware and digital imaging products due to the focus on cost reductions and leverage in our design efforts implemented in the "Big Bang" consumer product launch. The increase in the operating expense ratio was due primarily to increased sales and marketing costs associated with a company-wide product branding campaign initiated in the first quarter of fiscal 2003 and increased investments in research and development activities associated with the continued expansion of the "Big Bang" products.

Personal Systems Group

	For the three months ended January 31,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	Dollars in millions
Net revenue	$5,143	$2,612	$6,319
Earnings (loss) from operations	$33	$26	$(52)
Earnings (loss) from operations as a percentage of net revenue	0.6%	1.0%	(0.8)%

(a)
The results for the three months ended January 31, 2003 include the results of Compaq for the entire period.

(b)
The results for the three months ended January 31, 2002 include the results of HP prior to the acquisition of Compaq.

(c)
The results for the three months ended January 31, 2002 include the historical results of HP for the three months ended January 31, 2002 combined with the historical results of Compaq for the three months ended December 31, 2001.

Historical Results

        The fluctuations in PSG's segment performance in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 were due substantially to the acquisition of Compaq. Although the acquisition of Compaq resulted in an increase in unit sales across all business units, the continued competitive pricing environment impacted average selling prices in the first quarter of fiscal 2003 unfavorably. Additionally, commercial desktop PC and handheld volumes were impacted unfavorably by the execution of post-acquisition product roadmap decisions which included the discontinuance of the HP Vectra and Jornada product lines. Earnings from operations as a percentage of net revenue declined due to an increase in operating expenses as a percentage of revenue, due mainly to the acquisition of Compaq, moderated by an increase in gross margin which reflected primarily the shift toward our direct business. A supplementary discussion of PSG's results for the first quarter of fiscal 2003 as compared to the same period in fiscal 2002, including trends that impacted historical as well as combined company results, is presented below in the combined company discussion.

Combined Company Results

        PSG's combined company net revenue declined 19% in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. The revenue decrease in the first quarter of fiscal 2003 was 21% on a constant currency basis compared to the corresponding period in fiscal 2002. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall revenue decrease, consumer desktop PCs, commercial desktop PCs and retail notebook PCs accounted for 12.0, 4.0 and 2.0 percentage points, respectively, of the decline on a weighted basis, while workstations and handhelds each declined 0.5 percentage points on a weighted basis. The net revenue decline in the first quarter of fiscal 2003 was offset by slight revenue growth in commercial notebook PCs of 0.5 percentage points on a weighted basis. Net revenue was impacted unfavorably by continued softened demand reflecting ongoing weakness in the economy.

        The combined company revenue decline in PSG was the result of a decline in volumes across all business units within PSG, excluding commercial notebook PCs, which maintained flat unit sales period to period. The decline in volumes was driven primarily by the previously-mentioned ongoing weakness in the economy and overall weakness in IT spending. The commercial desktop PC and handheld volume declines were also due to the execution of post-acquisition product roadmap decisions which included the discontinuance of the HP Vectra and Jornada product lines. In addition, the volume decline in workstations was offset in part by an increase in lower-priced Windows® NT Workstation unit sales. The unfavorable effects of a transition into a new product line moderated the volume increase in Windows® NT workstations. Overall segment revenue was further impacted unfavorably by declining average selling prices in consumer desktop PCs and workstations. The decrease in average selling prices was attributable mainly to a competitive pricing environment and tightened IT spending. A mix shift from UNIX® workstations to lower-priced Windows® NT workstations also contributed to the decrease in average selling prices. These decreases were moderated in part by increasing average selling prices in commercial and retail notebook PCs, commercial desktop PCs and handhelds. The increase in average selling prices in commercial and retail notebook PCs and commercial desktop PCs resulted from a shift in mix toward our direct business as well as strong accessory attachment rates on commercial PC sales, while the higher average selling prices in handhelds reflected a mix shift toward higher-priced iPAQ devices and away from the discontinued low-end Jornadas.

        Combined company earnings from operations as a percentage of net revenue was 0.6% for the first quarter of fiscal 2003 compared to a loss from operations of 0.8% for the same period of fiscal 2002. An improvement in gross margin represented 2.4 percentage points of the 1.4 percentage point increase in the earnings from operations ratio on a weighted basis, offset partially by an increase in operating expenses as a percentage of net revenue of 1.0 percentage points on a weighted basis. The gross margin improvement was the result of our reduced direct and indirect procurement costs reflecting synergies associated with our acquisition of Compaq, as well as the increased average selling prices in commercial and retail notebook PCs and commercial desktop PCs. The gross margin improvement for the segment was offset in part by a decline in both volume and average selling prices in consumer desktop PCs. Although operating expense dollars decreased compared with the first quarter of fiscal 2002, operating expenses as a percentage of net revenue for the segment increased as the decrease in revenue exceeded the rate of operating expense declines. The decline in operating expense dollars was driven by cost savings achieved by workforce reductions and continued cost control measures. These savings were moderated by an increase in sales and marketing costs associated with a company-wide product branding campaign initiated in the first quarter of fiscal 2003.

Enterprise Systems Group

	For the three months ended January 31,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	Dollars in millions
Net revenue	$3,736	$1,799	$4,497
Loss from operations	$(83)	$(80)	$(60)
Loss from operations as a percentage of net revenue	(2.2)%	(4.4)%	(1.3)%

(a)
The results for the three months ended January 31, 2003 include the results of Compaq for the entire period.

(b)
The results for the three months ended January 31, 2002 include the results of HP prior to the acquisition of Compaq.

(c)
The results for the three months ended January 31, 2002 include the historical results of HP for the three months ended January 31, 2002 combined with the historical results of Compaq for the three months ended December 31, 2001.

Historical Results

        The fluctuations in ESG's segment performance in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 were due substantially to the acquisition of Compaq. The significant increase from Compaq's industry standard server business as well as Compaq's storage and business critical server businesses were the main contributors to the overall revenue growth. Although overall unit sales increased due to the acquisition of Compaq, average selling prices were impacted unfavorably in the first quarter of fiscal 2003 by weak IT spending due to the difficult economic environment and continued competitive pricing pressures. Volumes were moderated by discontinuance of HP's NetServer products as well as certain storage products as part of the post-acquisition product roadmap decisions. The improvement in the loss from operations ratio was attributable to a decline in operating expenses as a percentage of revenue due primarily to workforce reduction activities and effective cost management, offset in part by a decline in gross margin. The gross margin deterioration reflected competitive pricing pressures and a mix shift toward industry standard servers, which have significantly lower margins than other products in the segment. A supplementary discussion of ESG's results for the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002, including trends that impacted historical as well as combined company results, is presented below in the combined company discussion.

Combined Company Results

        ESG's combined company net revenue declined 17% in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. The revenue decrease in the first quarter of fiscal 2003 was 19% on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 17% net revenue decrease, business critical servers, industry standard servers, and storage accounted for 9.5, 3.5 and 3.0 percentage points, respectively, of the decline on a weighted basis, while software contributed the remaining 1.0 percentage point of the decrease on a weighted basis. Overall, segment revenue in the first quarter of fiscal 2003 continued to be impacted unfavorably by depressed technology spending across all business units and geographic regions due to economic weakness, competitive pricing pressures and product roadmap transitions.

        The combined company revenue decline across business critical server products in the first quarter of fiscal 2003 reflected the ongoing decline in enterprise capital spending as customers continued to delay purchases, coupled with competitive pricing. UNIX® server revenue declined in all business units excluding the high-end, and in all regions excluding Asia Pacific. Revenue declines in low-end and mid-range products were moderated by revenue growth in high-end UNIX® servers which reflected continued strength in Superdome products. The increase in UNIX® server revenue in Asia Pacific was due to a mix shift toward mid-range and high-end servers. NonStop servers continued to be impacted unfavorably by weak spending in the telecommunications and financial services industries.

        The revenue decrease in industry standard servers for the first quarter of fiscal 2003 was attributable primarily to declining average selling prices as price reductions were taken in all regions due to the competitive environment, as well as a continued mix shift toward low-end products. Despite unit declines in our NetServer products due to the post-acquisition roadmap decision to discontinue this line of servers, total industry standard server volumes grew slightly due to strong worldwide shipments of our ProLiant servers. The storage revenue decline in the first quarter of fiscal 2003 was driven primarily by product roadmap transitions in tape libraries, the effect of weak market conditions on tape mechanisms and competitive pricing. Additionally, storage and industry standard server revenue was impacted negatively by the effect of substantially conforming pre-acquisition Compaq sales agreement terms and conditions to pre-acquisition HP terms and conditions, under which title and risk of loss are transferred and revenue is recognized when products are delivered rather than when products are shipped. The decline in software revenue was attributable mainly to softness in OpenCall, our telecommunications software product line, due to weakness in the telecommunications industry. This decline was moderated by strength in the OpenView management software support business.

        Combined company loss from operations as a percentage of net revenue was 2.2% for the first quarter of fiscal 2003 compared to 1.3% for the same period of fiscal 2002. The 0.9 percentage point increase in the loss from operations ratio was a result of a 1.3 percentage point increase in operating expenses as a percent of net revenue on a weighted basis, offset by a 0.4 percentage point improvement in gross margin on a weighted basis. Although operating expense dollars decreased significantly compared with the first quarter of fiscal 2002, operating expenses as a percentage of net revenue for the segment increased as the decrease in revenue exceeded the rate of operating expense declines. Cost savings achieved by workforce reductions and continued cost control measures moderated the increase in the operating expense ratio. The improvement in gross margin was driven by gross margin improvements in software and business critical servers. The software gross margin improved due to a mix shift toward higher-margin OpenView products and services. The gross margin improvement in business critical servers reflected a mix shift toward high-end UNIX® servers, lower product costs reflecting favorable pricing on components and lower warranty expense from continued high quality on UNIX® servers, offset in part by competitive pricing across all business critical servers.

HP Services

	For the three months ended January 31,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	Dollars in millions
Net revenue	$2,960	$1,537	$3,266
Earnings from operations	$341	$114	$369
Earnings from operations as a percentage of net revenue	11.5%	7.4%	11.3%

(a)
The results for the three months ended January 31, 2003 include the results of Compaq for the entire period.

(b)
The results for the three months ended January 31, 2002 include the results of HP prior to the acquisition of Compaq.

(c)
The results for the three months ended January 31, 2002 include the historical results of HP for the three months ended January 31, 2002 combined with the historical results of Compaq for the three months ended December 31, 2001.

Historical Results

        The fluctuations in HPS' segment performance in the first quarter of fiscal 2003 as compared to fiscal 2002 were due substantially to the acquisition of Compaq. Despite the revenue growth attributable to Compaq, overall, our consulting and integration and customer support businesses were impacted unfavorably by weakened economic conditions and competitive pricing pressures in fiscal 2003; however, our managed services business benefited from the slowdown as customers reduced costs by outsourcing their IT infrastructure. Earnings from operations as a percentage of net revenue increased due to a shift in revenue mix away from the consulting and integration business, which typically has operating profit ratios lower than the segment average. Expense control measures and workforce reduction initiatives also contributed to the increase in the earnings from operations ratio. A supplementary discussion of HPS' results for the first quarter of fiscal 2003 as compared to the same period in fiscal 2002, including trends that impacted historical as well as combined company results, is presented below in the combined company discussion.

Combined Company Results

        HPS' combined company net revenue decreased 9% in the first quarter of fiscal 2003 compared to the corresponding period in fiscal 2002. The revenue decrease in the first quarter of fiscal 2003 was 13% on a constant currency basis compared to the same period in fiscal 2002. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 9% net revenue decline, the consulting and integration business, which includes complementary third-party products delivered with sales of HP solutions, accounted for 7.5 percentage points of the decline on a weighted basis, while the customer support business accounted for 3.5 percentage points of the decline on a weighted basis. The net revenue decline was offset in part by the managed services business, which contributed 2.0 percentage points of growth on a weighted basis. Overall, net revenue in the consulting and integration and customer support businesses was impacted unfavorably by weakened economic conditions and competitive pricing pressures in the first quarter of fiscal 2003, while the managed services business benefited from the slowdown as customers reduced costs by outsourcing their IT infrastructure.

        The combined company net revenue decline in the consulting and integration business was driven by a decline in core consulting and integration services and a decrease in sales of complementary third-party products. The decline in consulting and integration revenue reflected weak demand and a slowdown in IT spending, particularly in the telecommunications industry, while the decrease in sales of complementary third-party products resulted from the tightened focus of this business on customer critical solutions. The decrease in customer support revenue was attributable primarily to competitive pricing pressures, revenue weakness in the underlying HP business units with which support services are associated and the economic downturn, as customers continue to re-evaluate service levels of new contracts and renewals. Additionally, customer support revenue was impacted unfavorably by the softening of replacement part sales due to the previously-mentioned economic downturn. The growth in managed services revenue was driven by an increase in new large outsourcing deals, reflecting the ongoing mix shift toward larger comprehensive deals as customers outsourced substantial portions of their IT infrastructure to HP.

        Combined company earnings from operations as a percentage of net revenue was 11.5% for the first quarter of fiscal 2003 compared to 11.3% for the same period in fiscal 2002. The increase in the operating profit ratio for the segment in the first quarter of fiscal 2003 was driven by lower company performance bonus expense relative to the same period in fiscal 2002 and a favorable business mix shift away from the consulting and integration business, which typically has an operating profit ratio lower than the segment average. In addition, the consulting and integration business also experienced improved operating results due to improved labor utilization and overall engagement cost management achieved in part by the expense control measures and workforce reductions initiated in fiscal 2002. To a lesser extent, improvements were realized in the managed services operating profit ratio resulting from process standardization and delivery efficiencies achieved in part by the expense control measures and workforce reductions initiated in fiscal 2002. The overall segment operating profit ratio increase was moderated by an operating profit ratio decline in the customer support business, which was impacted unfavorably by the fixed elements of the cost structure coupled with a lower revenue base. Also curbing the increase in the earnings from operations ratio were higher pension costs resulting from fiscal 2003 changes in the underlying assumptions on portfolio performance and cost trend rates as well as the extension of pension and other post-retirement benefits to eligible pre-acquisition Compaq employees previously not covered by such plans prior to January 1, 2003. The changes in company performance bonus expense and pension costs affected HPS more significantly than the other segments due to the labor-intensive nature of this business.

HP Financial Services

	For the three months ended January 31,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	Dollars in millions
Net revenue	$517	$342	$535
Earnings (loss) from operations	$14	$(7)	$(1)
Earnings (loss) from operations as a percentage of net revenue	2.7%	(2.0)%	(0.2)%

(a)
The results for the three months ended January 31, 2003 include the results of Compaq for the entire period.

(b)
The results for the three months ended January 31, 2002 include the results of HP prior to the acquisition of Compaq.

(c)
The results for the three months ended January 31, 2002 include the historical results of HP for the three months ended January 31, 2002 combined with the historical results of Compaq for the three months ended December 31, 2001.

Historical Results

        HPFS' net revenue includes interest on financing receivables, rental payments on operating leases and sales of equipment at the expiration of the associated lease term. The fluctuations in HPFS' segment performance in the first quarter of fiscal 2003 as compared to the same period in fiscal 2002 were due substantially to the acquisition of Compaq. Revenue growth attributable to the acquisition of Compaq was moderated by slower lease origination growth resulting from the worldwide decline in IT spending. Earnings from operations as a percentage of net revenue improved from the prior year loss due to lower bad debt charges in fiscal 2003. A supplementary discussion of HPFS' results for the first quarter of fiscal 2003 as compared to the same period in fiscal 2002, including trends that impacted historical as well as combined company results, is presented below in the combined company discussion.

Combined Company Results

        HPFS' combined company net revenue declined 3% in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. The decrease in revenue was driven by a decline in lease originations during fiscal 2002 and the first quarter of fiscal 2003, due mainly to the decline in IT spending worldwide as a result of the continuing economic and industry downturn and the related decrease in revenue-generating assets, as well as strengthened credit controls in response to this downturn. The revenue decrease was offset in part by an increase in revenue from equipment sales after the expiration of the associated lease terms and other mid-term and end-of-term portfolio activities.

        The combined company earnings from operations as a percentage of net revenue was 2.7% for the first quarter of fiscal 2003 compared to a loss of 0.2% for the same period of fiscal 2002. The 2.9 percentage point improvement in the operating profit ratio was driven by a significant reduction in bad debt expense through the deployment of consistent global credit standards. Partially offsetting the operating profit ratio increase was an increase in the operating expense ratio attributable mainly to lower capitalization of lease origination costs resulting from lower lease originations in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The information discussed below is presented based on HP's historical results, which includes the results of Compaq for the period following the May 3, 2002 closing date of the acquisition.

        At January 31, 2003, we held cash, cash equivalents and short-term investments of $12.9 billion compared to $11.4 billion at October 31, 2002. During the first three months of fiscal 2003, cash flows from operating activities, short- and long-term borrowings and funds from stock exercises under employee stock plans were used mainly to fund purchases of property, plant and equipment, payments of dividends and repurchases of our common stock.

        Cash flows from operating activities were $647 million during the first three months of fiscal 2003 compared to $1.7 billion for the corresponding period of fiscal 2002. The decrease in cash flows from operating activities in the first three months of fiscal 2003 resulted primarily from timing of payments on accounts payable, increased inventory levels, continued severance payments through our restructuring program and other employee related compensation and benefits. These amounts were offset partially by increased net earnings and improved collection of our accounts receivables.

        Cash flows used in investing activities were $329 million during the first three months of fiscal 2003 compared to cash flows provided by investing activities of $558 million for the corresponding period of fiscal 2002. The decrease in cash flows from investing activities for the three months ended January 31, 2003 was related primarily to the $879 million recorded in the three months ended January 31, 2002, upon the dissolution of our equity method investment in Liquidity Management Corporation ("LMC"), when it became a wholly-owned subsidiary on November 1, 2001. In addition, capital expenditures were $612 million for the three-month period ended January 31, 2003, an increase of $282 million over the prior year period. Capital expenditures related mainly to financing assets and manufacturing investments across the imaging and printing and enterprise systems businesses.

        Trade accounts receivable days sales outstanding were 40 at January 31, 2003 compared to 42 at October 31, 2002 and 33 at January 31, 2002. The sequential decrease resulted from increased effectiveness in collection efforts from both retail and business customers. The year-over-year increase was due primarily to a change in the composition of our receivables balance resulting from the Compaq acquisition. For the most part, this change in composition was the result of fewer early payment incentives and longer payment terms in Compaq's sales agreements. Annualized inventory turns were 8.6 at January 31, 2003 compared to 9.2 at October 31, 2002 and 7.5 at January 31, 2002. The slight sequential decrease reflected an increase in inventory levels during the period. The year-over-year improvement resulted in part from the acquisition of Compaq, which operated in a business mix that required lower levels of inventories, as well as the result of active inventory management.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, internally generated funds and financing arrangements. We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally generated cash flow with a combination of short- and long-term borrowings. Short- and long-term net borrowings in the first three months of fiscal 2003 increased by $1.3 billion, due mainly to short-term debt issuances, including $1.4 billion issued under our commercial paper program in the three months ended January 31, 2003, and long-term debt issuances of approximately $250 million, offset partially by repayments of debt made during the quarter of approximately $335 million.

        The vast majority of total outstanding debt was issued or assumed by HP and not by our financing business, HPFS. However, our HPFS segment is a financial services organization and, like other financial services companies, has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At January 31, 2003, HPFS had approximately $7.2 billion in financing assets, which include short- and long-term financing receivables and operating lease assets.

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other opportunistic share repurchases. This plan authorizes purchases in the open market or in private transactions. In the first quarter of fiscal 2003, we repurchased 8,144,000 shares at an aggregate price of $155 million. In the first quarter of fiscal 2002, we repurchased 9,402,000 shares for an aggregate price of $204 million. As of March 7, 2003, we had authorization for remaining future repurchases of approximately $782 million.

        As a result of our restructuring plans, we expect future cash expenditures of approximately $1.1 billion, primarily for employee severance and facilities costs. The total cash expenditures are expected to be funded primarily from existing cash balances and cash flows generated from operations. Cash expenditures related to our employee severance plans plans are expected to be substantially complete by the end of fiscal 2003.

        We made pension contributions of approximately $100 million for the three-month period ended January 31, 2003, of which $30 million was part of an incremental funding initiative to bring assets in line with the accumulated benefit obligation for various international pension plans. We estimate contributing $1 billion to the plans during the remainder of the year, of which approximately $800 million is incremental funding for our U.S. and international plans.

Commercial Paper and Short-Term Borrowings

        During the first quarter of fiscal 2003, we issued a total of $1.5 billion of commercial paper at interest rates ranging from 1.44% to 1.59% under our $4.0 billion commercial paper program that was established in December 2000. HP also has a $500 million euro commercial paper/certificate of deposit program that was established in May 2001. The total amount outstanding under both programs was $1.8 billion at January 31, 2003 and $537 million at October 31, 2002. In March 2002, we replaced our $1.0 billion committed borrowing facility, which was due to expire in April 2002, with two senior unsecured credit facilities totaling $4.0 billion in borrowing capacity, including a $2.7 billion 364-day facility and a $1.3 billion three-year facility (the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary based on HP's external credit ratings. The Credit Facilities are generally available to support the issuance of commercial paper or for other corporate purposes. As of March 7, 2003, there were no borrowings outstanding under the Credit Facilities. We had approximately $1.5 billion outstanding under our commercial paper programs at March 7, 2003.

        We also maintain various lines of credit with total capacity of $2.7 billion and various other short-term borrowings from a number of financial institutions. There was approximately $318 million outstanding at March 7, 2003 under these borrowing programs.

        As a result of the Compaq acquisition and associated credit rating changes, approximately $250 million of HP's debt due to CCF Charterhouse, now HSBC-CCF, became subject to a put option whereby the debt became repayable at the option of HSBC-CCF. On December 17, 2002, this put option was waived by HSBC-CCF and was renegotiated so that the debt becomes repayable, at HSBC-CCF's election, on September 29, 2003.

        In May 2002, in connection with our acquisition of Compaq, all of the $1.7 billion outstanding commercial paper of Compaq was consolidated into the financial position of HP. During the third quarter of fiscal 2002 we repaid this entire balance.

Long-term Debt

        We filed a shelf registration statement, which was declared effective in March 2000, with respect to the issuance of up to $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants (the "2000 Shelf Registration Statement") and filed a related prospectus supplement in May 2001 which allowed us to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issue (the "Series A Medium-Term Note Program"). Pursuant to the Series A Medium-Term Note Program, we issued $200 million of 3.375% Series A Medium-Term Notes, which mature on December 15, 2005, and $50 million of 4.25% Series A Medium-Term Notes, which mature on December 17, 2007. During fiscal 2001, we issued an aggregate of $210 million of Medium-Term Notes at variable rates maturing in 2003 and 2004 under the 2000 Shelf Registration Statement and Series A Medium-Term Note Program. The Series A Medium-Term Note Program was terminated on March 7, 2003. In December 2001, we issued under the 2000 Shelf Registration Statement $1.0 billion of unsecured 5.75% Global Notes, which mature on December 15, 2006 unless previously redeemed. In June 2000, we issued under the 2000 Shelf Registration Statement $1.5 billion of unsecured 7.15% Global Notes, which mature on June 15, 2005 unless previously redeemed. HP may redeem some or all of the 7.15% Global Notes at any time at the redemption prices described in the prospectus supplement dated June 6, 2000. We do not intend to issue additional securities under the 2000 Shelf Registration Statement.

        In May 2002, in connection with our acquisition of Compaq, all of the outstanding debt of Compaq was consolidated into our financial position. The face value of the Compaq long-term debt consisted of $275 million of unsecured 7.45% Medium-Term Notes, which matured on August 1, 2002; $300 million of unsecured 7.65% Medium-Term Notes, which mature on August 1, 2005; $300 million of unsecured 6.2% Medium-Term Notes, which mature on May 15, 2003; and $65 million of other debt

(including debt issued by Digital Equipment Corporation), with interest rates ranging from 7.125% to 8.625%, which matures at various dates from March 15, 2004 through April 1, 2023. The outstanding Compaq debt has been assumed by HP. This debt had an aggregate fair value of approximately $1 billion on the acquisition date. At March 7, 2003, the outstanding fair value of the debt acquired in connection with the acquisition of Compaq was $640 million.

        In March 2002, our shelf registration statement (the "2002 Shelf Registration Statement") with respect to the issuance of up to $3.0 billion of debt securities, common stock, preferred stock, depositary shares and warrants was declared effective. In June 2002, we issued, under the 2002 Shelf Registration Statement, $1.0 billion of unsecured 5.5% Global Notes, which mature on July 1, 2007 unless previously redeemed. Also, in June 2002, we issued under the 2002 Shelf Registration Statement, $500 million of unsecured 6.5% Global Notes, which mature on July 1, 2012 unless previously redeemed. We may redeem some or all of either series of Global Notes at any time at redemption prices described in the prospectus supplement dated June 21, 2002. In December 2002, we filed a prospectus supplement to the 2002 Shelf Registration Statement, which created the Series B Medium-Term Note Program under which we designated up to $1.5 billion of the $3.0 billion of securities issuable under the 2002 Shelf Registration Statement as medium-term notes with due dates more than nine months from issuance. As of March 7, 2003, we had capacity remaining to issue approximately $1.5 billion of securities under the 2002 Shelf Registration Statement.

        In October 1997, we issued $1.8 billion face value of zero-coupon subordinated convertible notes for proceeds of $968 million, and in November 1997 we issued an additional $200 million face value of the notes for proceeds of $108 million. The notes are due in 2017. The notes are convertible by the holders at the rate of 15.09 shares of HP common stock for each $1,000 face value of the notes, payable in either cash or common stock at HP's election. At any time, we may redeem the notes at book value, payable in cash only. The notes are subordinated to all other existing and future senior indebtedness of HP. We occasionally repurchase our debt prior to maturity based upon our assessment of current market conditions and financing alternatives. In December 2000, the Board of Directors authorized a repurchase program for HP's zero-coupon subordinated convertible notes due 2017. Under the repurchase program, we may repurchase the notes from time to time at varying prices. We did not repurchase any notes in the three-month period ended January 31, 2003 and do not expect to make any further repurchases. In the three-month period ended January 31, 2002, we repurchased $69 million in face value of the notes with a book value of $42 million for an aggregate purchase price of $33 million, resulting in a gain on the early extinguishment of debt of $9 million, which is included in (losses) gains on investments and other, net for the period. As of March 7, 2003, the notes had a remaining book value of $321 million.

        HP has the ability to offer from time to time up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. In July 2001, 750 million euro (or $636 million based on the exchange rate at the date of issuance) of 5.25% Medium-Term Notes maturing on July 5, 2006 were issued under this program. As of March 7, 2003, we had the remaining capacity to issue approximately $2.2 billion of Medium-Term Notes under the program.

        We had approximately $161 million outstanding under various other long-term borrowing programs as of March 7, 2003.

        We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, other than the HSBC-CCF debt described above. However, a downgrade in our credit rating would increase the cost of our credit facilities. Also, a downgrade in our credit rating could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. Should this occur, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme. In addition, we have the ability at our option to draw upon our senior unsecured credit facilities totaling $4.0 billion.

FACTORS THAT COULD AFFECT FUTURE RESULTS

        Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The competitive pressures we face could harm our revenue, gross margin and prospects.

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and we compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support. If our products, services and support do not enable us to compete successfully based on any of those criteria, it could harm our operations, results and prospects. Further, we may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margin and therefore our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product roadmap decisions in connection with the Compaq acquisition, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

If we cannot continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may lose market share and our revenue may suffer.

        The process of developing new high technology products and services and enhancing existing products and services is complex and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our market share and results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products and services that the market will accept. After a product is developed, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position.

If we do not effectively manage our product and services transitions, our revenue may suffer.

        If we do not make an effective transition from existing products and services to future offerings, our revenue may be seriously harmed. Among the factors that make a smooth transition difficult are delays in development or manufacturing, variations in costs, delays in customer purchases in anticipation of new introductions and customer demand for the new offerings. Our revenue and gross margin also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales of some of our current offerings, offsetting the benefit of even a successful introduction. There may also be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions, including portfolios acquired in the acquisition of Compaq, that must be managed. Given the competitive nature of our industry, if we incur delays in new introductions or do not accurately estimate the market effects of new introductions, future demand for our products and services and our revenue may be seriously harmed.

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

        Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

  •
  combining product offerings and preventing customers and distributors from deferring purchasing decisions or switching to other suppliers due to uncertainty about the direction of our product offerings and our willingness to support and service existing products, which could result in our incurring additional obligations in order to address customer uncertainty;

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

  •
  coordinating sales and marketing efforts to communicate our offerings and capabilities effectively;

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

  •
  coordinating and combining operations, subsidiaries and affiliated entities, relationships and facilities, which may be subject to additional constraints imposed by local laws and regulations and may also result in contract terminations or renegotiations and labor and tax law implications; and

  •
  managing integration issues shortly after or pending the completion of other independent reorganizations.

        In May 2002, we completed our acquisition of Compaq, a leading provider of information technology products, services and solutions with operations worldwide, and we are in the process of integrating Compaq into our company. In addition to the Compaq transaction, we completed an exchange offer to acquire the outstanding shares of Indigo N.V., a leading commercial and industrial printing systems company, in the second quarter of fiscal 2002 and acquired the remaining outstanding stock of Intria, a provider of IT services, in the first quarter of fiscal 2003. We evaluate and enter into other acquisition, alliance, joint venture and divestiture transactions on an ongoing basis. The size and scope of the acquisition of Compaq increase both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of the Compaq acquisition (which are principally associated with restructurings, including workforce reductions, procurement synergies and other operational efficiencies) or of any other transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties.

        Even if an acquisition or alliance is successfully integrated or a business is successfully divested, we may not receive the expected benefits of the transaction. Managing acquisitions, alliances, joint ventures and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and may in the future result in significant costs and expenses and charges to earnings. In the case of the Compaq acquisition, these costs and expenses include those related to severance pay, early retirement costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans adopted in connection with the transaction. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the transaction, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. Also, any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect our internal cost of capital estimates and therefore operational decisions. In addition, the effective tax rate of HP on an ongoing basis is uncertain and could exceed our currently reported tax rate and the weighted average of the pre-acquisition tax rates of HP and Compaq. As a result of the foregoing, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

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

Economic weakness has adversely affected, and could continue to affect adversely, our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on the overall demand for computing and imaging products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by ongoing economic weakness has resulted, and may result, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. The economy has weakened and market conditions continue to be challenging. As a result, individuals and companies are delaying or reducing expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could suffer losses associated with the outstanding portion of accounts receivable, be exposed to the risks that lessees will be unable to make required lease payments and that leased equipment will be worth less upon its return to us than was estimated at lease inception. We have observed the effects of the economic weakness in many areas of our business. These problems have contributed to net revenue declines on a combined company basis in fiscal 2002 and in the first quarter of fiscal 2003. We have also experienced gross margin declines in certain businesses, reflecting the effect of competitive pressures as well as inventory write-downs and charges associated with the cancellation of planned production line expansion. Our gross margin in the HPFS segment, as well as selling, general and administrative expenses, have been impacted due in part to an increase in bad debt write-offs and additions to reserves in our receivables portfolio. The economic situation also has led to restructuring actions and associated expenses. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Terrorist acts, international conflicts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The long-term effects on our business of the September 11, 2001 attacks are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts, acts of war or hostility, including any action against Iraq involving the United States, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that cannot presently be predicted. In addition, as a major multi-national company with headquarters and significant operations located in the United States, we may be impacted by actions against or by the United States. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue, gross margin and profitability could be adversely affected.

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
  Some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Revenue from indirect sales could suffer and we could experience disruptions in distribution if our distributors' financial condition or operations weaken.

  •
  Our inventory management will be complex as we continue to sell a significant mix of products through distributors.
  We must manage inventory effectively, particularly with respect to sales to distributors. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors that are available to the distributor and seasonal fluctuations in end-user demand. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in a lower gross margin.

We depend on third party suppliers, and our revenue and gross margin could be adversely affected if we fail to receive timely delivery of quality components or if we fail to manage inventory levels properly.

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

  •
  Supply shortages. We occasionally may experience a short supply of certain component parts as a result of strong demand in the industry for those parts or problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, we may be exposed to product quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margin could suffer until other sources can be developed.

  •
  Oversupply. In order to secure components for the production of new products, at times we may make advance payments to suppliers, or we may enter into non-cancelable purchase commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply of parts could result in excess or obsolete components, which could adversely affect our gross margin.

  •
  Long-term pricing commitments. As a result of binding price or purchase commitments with vendors, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components at lower prices, and our gross margin could suffer.

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

        Sales outside the United States make up more than half of our revenue. Our future revenue, costs and expenses and financial condition could be adversely affected by a variety of international factors, including:

  •
  changes in a country's or region's political or economical conditions, including inflation, recession, currency and interest rate fluctuations and actual or anticipated military conflicts;

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

  •
  natural disasters.

        A portion of our product and component manufacturing and certain key suppliers also are located outside of the United States, and also could be disrupted by some of the international factors described above. In particular, along with most other PC vendors, we have engaged manufacturers in Taiwan for the production of notebook computers. In the past, Taiwan has suffered earthquakes and typhoons, resulting in temporary communications and supply disruptions. In addition, we procure components from Japan, which also suffers from earthquakes periodically. Moreover, our Indigo subsidiary has research and development and manufacturing operations located in Israel, which may be more subject to disruptions or other problems in light of ongoing regional instability.

Impairment of investment and financing portfolios could harm our net earnings.

        We have an investment portfolio that includes minority equity and debt investments and financing for the purchase of our products and services. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments and may incur losses related to the impairment of these investments and therefore charges to net earnings. Some of our investments are in public and privately-held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development are typically in the early stages and may never become successful. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. Our investments in technology companies often are coupled with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and these companies may be subsequently acquired by third parties, including competitors. Moreover, due to economic weakness and difficulties that may be faced by some of the companies to which we have supplied financing, our investment portfolio could be further impaired.

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

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenues and financial condition and our costs and expenses could be significantly impacted in the event of a major earthquake. In addition, some areas, including California, have experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly self-insured for losses and interruptions caused by earthquakes, power outages, water shortages, floods, extreme weather conditions and other natural disasters.

The revenue and profitability of our operations have historically varied.

        Our revenue and profit margin vary among our products, customer groups and geographic markets. Our revenue mix in future periods will be different than our current revenue mix. Overall profitability in any given period is dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, our Imaging and Printing Group and certain business units such as printer supplies contribute significantly to our profitability. Actual trends, competitive pressures, regulatory considerations and other factors may result in fluctuations in revenue and cause us to adjust our operations, which could cause period-to-period fluctuations in our results of operations.

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

        In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives are also critical to our future. Experienced management and technical, marketing and support personnel in the information technology industry are in high demand, and competition for their talents can be intense, including in Silicon Valley, where HP's headquarters and certain key research and development facilities are located. We also implemented retention programs in connection with the Compaq acquisition, and we cannot predict the effect on employee retention when these programs expire, generally in May 2003. The loss of key employees could have a significant impact on our operations and stock price. We also must continue to motivate employees and keep them focused on HP's strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions, the acquisition of Compaq and the related proxy fight, and general uncertainty.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq acquisition, we have announced workforce reductions, including restructurings as well as reductions through our early retirement programs, that are expected to involve, in the aggregate, more than 17,900 employees worldwide. In addition to previously announced workforce reductions, we may have additional workforce reductions in the future. Significant risks associated with these actions that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated reductions in force in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, and the failure to meet operational targets due to the loss of employees or decreases in employee morale.

HP's stock price has historically fluctuated and may continue to fluctuate.

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

  •
  the announcement of new products, services or technological innovations by us or our competitors;

  •
  quarterly increases or decreases in revenue, gross margin or earnings, and changes in the business, organizational structure, operations or prospects of HP or any of its business units;

  •
  changes in quarterly revenue or earnings estimates by the investment community; and

  •
  speculation in the press or investment community about our strategic position, financial condition, financial reporting, results of operations, business or significant transactions, including market assessments of the acquisition of Compaq and integration progress.

        General market conditions or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP common stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, or results of operations or cash flows. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

System security risks and systems integration issues could disrupt our internal operations or IT services provided to customers, which could harm our revenue and increase our expenses.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties or create system disruptions. As a result, we could incur significant expenses in addressing problems created by security breaches of our network. Moreover, we could lose existing or potential customers for IT outsourcing services or other IT solutions, or incur significant expenses in connection with our customers' system failures. The costs to eliminate computer viruses and alleviate other security problems could be significant. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service. In addition, portions of our IT infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work.

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

Some anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

        We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. These include provisions:

  •
  authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

  •
  limiting the liability of, and providing indemnification to, directors and officers;

  •
  specifying that shareowners may take action only at a duly called annual or special meeting of shareowners and limiting the ability of our shareowners to call special meetings;

  •
  requiring advance notice of shareowner proposals for business to be conducted at meetings of HP shareowners and for nominations of candidates for election to our Board of Directors; and

  •
  controlling the procedures for conduct of Board and shareowner meetings and election and removal of directors.

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

        Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareowners to receive a premium for their shares of HP common stock, and also could affect the price that some investors are willing to pay for HP common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see item 7A "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for our fiscal year ended October 31, 2002. Our exposure to market risks has not changed materially since October 31, 2002.

Item 4. Controls and Procedures.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information relating to HP, including our consolidated subsidiaries, required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within HP and its consolidated subsidiaries, particularly during the period when this report was being prepared.

        In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth above under Note 13 contained in the "Notes to Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Item 2. Changes in Securities.

        On August 31, 2001, HP classified 4,500,000 shares as Series A Participating Preferred Stock in conjunction with HP's adoption of a Preferred Stock Rights Agreement between HP and Computershare Investor Services LLC as of August 31, 2001 (the "Rights Agreement"). The HP Board of Directors approved the termination of the Preferred Share Purchase Rights (the "Rights") issued pursuant to the Rights Agreement and the Rights Agreement effective at the close of business on January 21, 2003. When in effect, the Rights Agreement provided for the issuance of one Right for each share of HP common stock held of record as of the close of business on September 17, 2001 or issued thereafter. Each Right conferred the right to purchase one one-thousandth of a share of HP's Series A Participating Preferred Stock at a purchase price of $180.00, subject to adjustment, under certain circumstances. Under certain conditions involving an acquisition or proposed acquisition by any person or group of 15% or more of HP's common stock, the Rights would have become exercisable. Upon exercise, the holder of the Right would have had the right to receive HP common stock having a value equal to two times the purchase price. At any time after a person or group acquired 15% or more of HP's common stock, but less than 50% of the common stock, HP's Board of Directors could have exchanged the Rights, in whole or in part, at an exchange ratio of one common share per Right, as adjusted to reflect any stock split, stock dividend or similar transaction. The Rights had no voting privileges and were attached to and automatically traded with HP common stock until the occurrence of specified triggering events. Because the Rights Agreement and related Rights were terminated as of January 21, 2003, the Rights are no longer attached to HP common stock.

Sales of Unregistered Securities

        During the first quarter of fiscal 2003, HP issued 15,036 shares of unregistered HP common stock to a former employee of Indigo upon the exercise of options assumed in connection with the Indigo acquisition, for a purchase price of $125,099.52. The foregoing purchases and sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

        A list of exhibits is set forth in the Exhibit Index found on page 67 of this report.

  (b)
  Reports on Form 8-K:

        On November 14, 2002, HP filed a report on Form 8-K, which reported under Item 5 that on November 11, 2002 Michael D. Capellas resigned as President of HP and as a member of the HP Board of Directors and that the Board of Directors of HP met and accepted his resignation and approved amendments to HP's bylaws reducing the Board size to 11. HP also reported that the President position will not be filled and that the operating executives of HP who previously reported to Mr. Capellas would report directly to Carly Fiorina, HP Chairman and Chief Executive Officer.

        On November 20, 2002, HP filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release entitled "HP Reports Fourth Quarter Results" containing financial statements and other information for the fourth quarter of fiscal 2002 and outlook for the first quarter of fiscal 2003, which was filed as an exhibit.

        On December 11, 2002, HP filed a report on Form 8-K, which reported under Item 5 certain documents pertaining to the offering from time to time of up to $1,500,000,000 aggregate principal amount of HP's Medium-Term Notes Series B, due nine months or more from the date of issue. The report also filed under Item 7 the form of Fixed Rate Note, form of Floating Rate Note and the Agency Agreement, dated December 6, 2002, entered into between HP and Salomon Smith Barney Inc., Banc of America Securities LLC, BNP Paribas Securities Corp., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Goldman, Sachs & Co., HSBC Securities (USA) Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Scotia Capital (USA) Inc. and The Williams Capital Group, L.P.

        On January 21, 2003, HP filed a report on Form 8-K, which reported under Items 5 and 7 the issuance of a press release regarding an amendment to the Preferred Stock Rights Agreement, dated as of August 31, 2001 (the "Rights Agreement"), between HP and Computershare Investor Services, LLC, to accelerate the final expiration date of the Preferred Share Purchase Rights ("Rights") issued thereunder to the close of business on Tuesday, January 21, 2003, and to terminate the Rights Agreement upon the expiration of the Rights.

        On February 26, 2003, HP filed a report on Form 8-K, which reported under Items 5 and 7 financial statements and other information relating to the results of its first fiscal quarter ended January 31, 2003. HP also furnished under Item 9 the press release entitled "HP Reports First Quarter 2003 Results" relating to the results of its first fiscal quarter ended January 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY

/s/ ROBERT P. WAYMAN Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: March 12, 2003

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003
/s/ CARLETON S. FIORINA Carleton S. Fiorina Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

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

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003
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
3(c)
Registrant's Amended and Restated By-Laws adopted November 22, 2002 which appears as Exhibit 3(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.
3(d)
Registrant's Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, which appears as Exhibit 3.4 to Registrant's Form 8-A dated September 4, 2001, which exhibit is incorporated herein by reference.
3(e)	Registrant's Certificate Eliminating Series A Participating Preferred Stock.
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
4(h)
Form of 5.50% Global Note due July 1, 2007, and Form of related Officers' Certificate which appear as Exhibits 4.1, and 4.3 to Registrant's Form 8-K dated June 26, 2002, which exhibits are incorporated herein by reference.
4(i)
Form of 6.50% Global Note due July 1, 2012 and Form of related Officers' Certificate which appear as Exhibits 4.2 and 4.3 to Registrant's Form 8-K dated June 26, 2002, which exhibits are incorporated herein by reference.
4(j)
Form of Registrant's fixed Rate Note and Form of Floating Rate Note which appear as Exhibits 4.1 and 4.2 to Registant's Form 8-K dated December 11, 2002, which exhibits are incorporated herein by reference.
5-9	Not applicable.
10(a)
Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(b)
Registrant's 1997 Director Stock Plan, amended and restated effective as of July 18, 2002, which appears as Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which exhibit is incorporated herein by reference.*
10(c)
Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(d)
Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(e)
Registrant's 1985 Incentive Compensation Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(f)
Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(g)
Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(h)
Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*

10(i)
Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(j)	Form of Restricted Stock Grant Notice-1989 Equity Incentive Plan, which appears as Exhibit 10(ww) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(k)
Compaq Computer Corporation 1985 Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(l)
Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(m)
Compaq Computer Corporation 1985 Non-Qualified Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(n)
Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, which appears as Exhibit 10.5 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(o)
Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, which appears as Exhibit 10.11 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(p)
Compaq Computer Corporation 1998 Former Non-Employee Replacement Option Plan, which appears as Exhibit 10.9 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference.*
10(q)
StorageApps Inc. 2000 Stock Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(r)
Flexible Stock Incentive Plan of Indigo N.V., amended and restated effective November 21, 2002, which appears as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(s)
Indigo N.V. 1996 International Flexible Stock Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*

10(t)
VeriFone, Inc. Amended and Restated 1992 Non-Employee Directors' Stock Option Plan which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(u)
VeriFone, Inc. Amended and Restated 1987 Supplemental Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002,which exhibit is incorporated herein by reference.*
10(v)
VeriFone, Inc. Amended and Restated Incentive Stock Option Plan and form of agreement which appears as Exhibit 99.2 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference.*
10(w)
1995 Convex Stock Option Conversion Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(x)
1993 Metrix Stock Option Conversion Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(x) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(y)	Registrant's 2000 Employee Stock Purchase Plan amended and restated effective November 1, 2000.*
10(z)
Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999, which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(a)(a)
First Amendment to Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999, which appears as Exhibit 10(b)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(b)(b)
Compaq Computer Corporation Cash Account Pension Restoration Plan, which appears as Exhibit 10(c)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(c)(c)
Compaq Computer Corporation 401(k) Investment Plan, which appears as Exhibit 4.1 to Registrant's Form S-8 Registration Statement (Registration No. 333-87742) dated May 7, 2002, which exhibit is incorporated herein by reference.*
10(d)(d)
Compaq Computer Corporation Deferred Compensation and Supplemental Savings Plan, which appears as Exhibit 4.2 to Registrant's Form S-8 Registration Statement (Registration No. 333-87742) dated May 7, 2002, which exhibit is incorporated herein by reference.*
10(e)(e)	Registrant's Executive Pay-For-Results Plan, amended and restated effective November 1, 2002.*
10(f)(f)
Registrant's Executive Deferred Compensation Plan, amended and restated effective October 1, 2002, which appears as Exhibit 10(g)(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*

10(g)(g)	Registrant's 2001 Executive Transition Program, which appears as Exhibit 10(z) to Registrant's Form 10-K for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference.*
10(h)(h)
Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(gg) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(i)(i)
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
10(l)(l)	Form of Executive Severance Agreement, which appears as Exhibit 10(uu) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(m)(m)	Form of Executive Officers Severance Agreement, which appears as Exhibit 10(vv) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(n)(n)
Form of Indemnity Agreement between Compaq and its executive officers, which appears as Exhibit 10(xx) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference.*
10(o)(o)
General Waiver and Release Agreement executed by Michael D. Capellas with attached Benefits Summary Upon Termination dated November 11, 2002, which appears as Exhibit 10(p)(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(p)(p)
Registrant's Service Anniversary Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(q)(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(q)(q)
Registrant's Employee Stock Purchase Plan amended and restated as of June 30, 2000, which appears as Exhibit 10(s)(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(r)(r)	Registrant's 1987 Director Option Plan, which appears as Exhibit 4 to Registrant's Form S-8 filed on August 31, 1989 (Registration No. 33-30769), which exhibit is incorporated herein by reference.*

10(s)(s)
Stock Option Agreement for Registrant's 2000 Stock Plan, as amended, 1995 Incentive Stock Plan, as amended, Compaq 2001 Stock Option Plan, as amended, Compaq 1998 Stock Option Plan, as amended, Compaq 1995 Equity Incentive Plan, as amended and Compaq 1989 Equity Incentive Plan, as amended, which appears as Exhibit 10(uu) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(t)(t)
Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended, which appears as Exhibit 10(e) to Registrant's Form 10-K filed for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(u)(u)
Stock Option Agreement for Registrant's 1985 Incentive Compensation Plan, as amended, which appears as Exhibit 10(b) to Registrant's Form 10-K filed for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(v)(v)
Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended, which appears as Exhibit 10(x)(x) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(w)(w)
Stock Option Agreement for Registrant's 1987 Director Option Plan, which appears as Exhibit 10(y)(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(x)(x)
Stock Option Agreement for Compaq 1985 Stock Option Plan, as amended, which appears as Exhibit 10(z)(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(y)(y)
Stock Option Agreement for Compaq 1985 Nonqualified Stock Option Plan, as amended, which appears as Exhibit 10(a)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
13-14	Not applicable.
15	None.
16-17	Not applicable.
18-19	None.
20-21	Not applicable.
22-24	None.
25-26	Not applicable.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
CERTIFICATION
CERTIFICATION
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX