Form 10-Q
period 2003-04-30
HEWLETT PACKARD CO
filed 2003-06-12
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 31, 2003
Common Stock, $0.01 par value	3,053,041,000 shares

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenue, synergies, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statements concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include macroeconomic and geopolitical trends and events; the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; and other risks that are described herein and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed subsequent to HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, except as to items that are specifically superseded by "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Statement of Earnings
(Unaudited)
(In millions, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net revenue:
Products	$14,485	$8,869	$28,931	$18,450
Services	3,385	1,663	6,691	3,369
Financing income	113	89	238	185

Total net revenue	17,983	10,621	35,860	22,004

Costs and expenses:
Cost of products	10,560	6,396	21,270	13,485
Cost of services	2,491	1,168	4,865	2,398
Financing interest	52	31	109	68
Research and development	941	697	1,849	1,388
Selling, general and administrative	2,795	1,645	5,520	3,268
Amortization of purchased intangible assets and goodwill	141	54	279	104
Restructuring charges	234	18	234	18
Acquisition-related charges	126	140	212	178
In-process research and development charge	—	58	—	58

Total costs and expenses	17,340	10,207	34,338	20,965

Earnings from operations	643	414	1,522	1,039
Interest and other, net	(20)	(46)	31	(36)
(Losses) gains on investments and other, net	(12)	7	(17)	16

Total interest and other income, net	(32)	(39)	14	(20)

Earnings before taxes	611	375	1,536	1,019
(Benefit from) provision for taxes	(48)	123	156	283

Net earnings	$659	$252	$1,380	$736

Net earnings per share:
Basic	$0.22	$0.13	$0.45	$0.38

Diluted	$0.22	$0.13	$0.45	$0.38

Cash dividends declared per share	$—	$—	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	3,047	1,955	3,047	1,948
Diluted	3,059	1,973	3,062	1,968

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Balance Sheet
(In millions, except par value)

	April 30, 2003	October 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,476	$11,192
Short-term investments	254	237
Accounts receivable, net of allowance for doubtful accounts of $413 and $495 as of April 30, 2003 and October 31, 2002, respectively	7,900	8,456
Financing receivables, net of allowance for doubtful accounts of $141 and $150 as of April 30, 2003 and October 31, 2002, respectively	3,378	3,453
Inventory	5,743	5,797
Other current assets	7,688	6,940

Total current assets	38,439	36,075
Property, plant and equipment, net of accumulated depreciation of $6,840 and $5,612 at April 30, 2003 and October 31, 2002, respectively	6,692	6,924
Long-term financing receivables and other assets	8,245	7,758
Goodwill	14,846	15,089
Purchased intangible assets, net	4,617	4,864

Total assets	$72,839	$70,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$1,745	$1,793
Accounts payable	7,052	7,012
Employee compensation and benefits	1,723	2,012
Taxes on earnings	1,597	1,529
Deferred revenue	3,610	3,260
Accrued restructuring	895	1,309
Other accrued liabilities	8,557	7,395

Total current liabilities	25,179	24,310
Long-term debt	6,726	6,035
Other liabilities	4,042	4,103
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 3,041 and 3,044 shares issued and outstanding at April 30, 2003 and October 31, 2002, respectively)	30	30
Additional paid-in capital	24,473	24,660
Retained earnings	12,863	11,973
Accumulated other comprehensive loss	(474)	(401)

Total stockholders' equity	36,892	36,262

Total liabilities and stockholders' equity	$72,839	$70,710

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(In millions)

	Six months ended April 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,380	$736
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,320	696
Provision for bad debt and inventory	242	144
Losses (gains) on investments and other, net	17	(16)
Acquisition-related charges, including in-process research and development	212	236
Restructuring charges	234	18
Deferred taxes on earnings	(161)	101
Other, net	28	42
Changes in assets and liabilities:
Accounts and financing receivables	786	856
Inventory	(135)	1,192
Accounts payable	25	(230)
Taxes on earnings	44	(171)
Other assets and liabilities	(786)	180

Net cash provided by operating activities	3,206	3,784

Cash flows from investing activities:
Investment in property, plant and equipment	(1,063)	(695)
Proceeds from sale of property, plant and equipment	172	208
Purchases of investments	(212)	(187)
Maturities and sales of investments	336	137
Payments for business acquisitions, net of cash acquired	(59)	18
Dissolution of an equity investee	—	879

Net cash (used in) provided by investing activities	(826)	360

Cash flows from financing activities:
Decrease in notes payable and short-term borrowings, net	(200)	(73)
Issuance of debt	767	1,035
Payment of debt	(35)	(134)
Repurchase of zero-coupon subordinated convertible notes	—	(127)
Issuance of common stock under employee stock plans	207	214
Repurchase of common stock	(346)	(204)
Dividends	(489)	(311)

Net cash (used in) provided by financing activities	(96)	400

Increase in cash and cash equivalents	2,284	4,544
Cash and cash equivalents at beginning of period	11,192	4,197

Cash and cash equivalents at end of period	$13,476	$8,741

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly its financial position as of April 30, 2003, its results of operations for the three- and six-month periods ended April 30, 2003 and 2002, and its cash flows for the six-month periods ended April 30, 2003 and 2002. The Consolidated Condensed Balance Sheet as of October 31, 2002 is derived from the October 31, 2002 audited financial statements. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," HP has included in its results of operations the results of Compaq, Indigo and Intria from their respective dates of acquisition.

        The results of operations for the three- and six-month periods ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

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

        In the first quarter of fiscal 2003, HP substantially conformed the standard terms and conditions of its sales agreements. This change primarily impacted pre-acquisition Compaq businesses, which had standard sales agreement terms and conditions that generally transferred title and risk of loss to the customer at the point of shipment and accordingly revenue was recognized at that time. Under HP's standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is delivered to the customer, and revenue is recognized accordingly. HP defers revenue when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. Revenue is reduced for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by HP directly or with HP's distributors and resellers. HP accrues the estimated cost of post-sale obligations based on historical experience, including basic product warranties, at the time revenue is recognized.

  Software

        Revenue from software consists of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE for the license, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, HP first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. HP recognizes revenue allocated to software licenses at the inception of the license. HP recognizes revenue allocated to post-contract support ratably over the term of the contract.

  Services

        Services revenue consists mainly of revenue from the Services business. In addition, services revenue also includes revenue generated from service-related solutions in the Imaging and Printing, Personal Systems and Enterprise Systems businesses.

        HP recognizes revenue from long-term, fixed-price support or maintenance contracts, including extended warranty contracts, ratably over the contractual period and recognizes the costs associated with these contracts as incurred. HP recognizes revenue and costs for time and material contracts as services are rendered. HP recognizes revenue from fixed-price production contracts, such as consulting arrangements, over the contractual period on a percentage-of-completion basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, which are regularly revised during the life of the contract. HP recognizes revenue for long-term, fixed-price outsourcing contracts ratably over the contractual service period and recognizes the costs associated with these contracts as incurred. HP amortizes revenue and costs associated with the transition phase of outsourcing contracts over the contractual service period. Losses on fixed price contracts are recognized in the period that the loss becomes evident. HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. HP records revenue that is earned and recognized in excess of amounts invoiced on long-term, fixed-price contracts as trade receivables.

  Financing

        HP recognizes revenue from the sale of equipment under sales-type leases and direct-financing leases as product revenue at the inception of the lease. HP earns associated financing interest income on an accrual basis under an effective interest method. HP recognizes revenue from operating leases on an accrual basis as product revenue as the rental payments become due.

  Revenue Arrangements that Include Multiple Elements

        HP allocates revenue for transactions that include multiple elements such as hardware, software, consulting, training, and support agreements to each element based on its relative fair value and recognizes revenue for such element when the revenue recognition criteria have been met for such element. The price charged when the element is sold separately generally determines fair value. In the absence of fair value of a delivered element, HP allocates revenue first to the fair value of the undelivered elements and the residual revenue to the delivered elements. HP recognizes revenue for delivered elements only when the following criteria are satisfied: undelivered elements are not essential to the functionality of delivered elements, uncertainties regarding customer acceptance are resolved, and the fair value for all undelivered elements is known.

Change in Depreciation Methodology

        HP adopted the straight-line method of depreciation for property, plant and equipment placed into service after April 30, 2002. Property, plant and equipment placed into service prior to May 1, 2002 continues to be depreciated using accelerated methods for buildings, building improvements, machinery and equipment and the straight-line method for leasehold improvements and leased equipment. HP believes this change allocates the costs of new property more appropriately in its financial results by better allocating costs of new property over the useful lives of these assets. In addition, the new method more closely conforms to the prevalent practices in the industries in which HP operates. The effect of this change was not material to HP's earnings or financial position for the three- and six-month periods ended April 30, 2003.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed annually for impairment and whenever events and changes in circumstances indicate that there may be a potential impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives.

The non-amortization provisions of SFAS No. 142 were effective immediately for goodwill and intangible assets with indefinite useful lives acquired after June 30, 2001. HP applied the non-amortization provisions of SFAS No. 142 to the remainder of its goodwill and intangible assets effective November 1, 2002. The application of these provisions did not have a material impact on HP's amortization of goodwill and intangible assets as the majority of HP's goodwill and intangible assets that would have been affected by the adoption of SFAS No. 142 were fully amortized or written off in a restructuring charge recorded in the third quarter of fiscal 2002 as discussed in Note 5. SFAS No. 142 also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. In accordance with SFAS No. 142, in the first quarter of fiscal 2003, HP completed the initial transitional impairment test on purchased intangibles with indefinite lives as of November 1, 2002 and in the second quarter of fiscal 2003, HP completed the initial transitional impairment test on goodwill recorded as of November 1, 2002. Based on these transitional impairment tests, HP concluded that no impairment existed at that date. See Note 4 for additional information regarding the impact of adopting SFAS No. 142.

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

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supersedes EITF Issue No. 94-3 in its entirety. Under SFAS No. 146, the following conditions must be met for an action to qualify as an exit or disposal plan: management having the authority to approve the action commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. SFAS No. 146 has been applied prospectively to exit or disposal activities initiated after December 31, 2002, including the restructuring charges associated with the fiscal 2003 restructuring plan described in Note 5.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. HP has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002 and adopted the disclosure provisions of FIN 45 in its Consolidated Condensed Financial Statements in the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material impact on the results of operations or financial condition. See Note 7 for a discussion of the impact of adopting FIN 45.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. HP is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for HP's fiscal year 2003. HP adopted the interim disclosure requirements in its Consolidated Condensed Financial Statements in the first quarter of fiscal 2003 as disclosed in Note 10.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. HP has not invested in any new VIEs created after January 31, 2003. HP is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. HP is currently evaluating the effect that the adoption of SFAS No. 149 will have on its results of operations and financial condition.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to HP's existing financial instruments effective August 1, 2003, the beginning of the first fiscal period after June 15, 2003. HP does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial condition.

Note 2: Net Earnings Per Share

        HP's basic earnings per share ("EPS") is calculated based on net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the conversion of debt.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the three- and six-month periods ended April 30, 2003 and 2002:

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
	(In millions, except per share data)
Numerator:
Net earnings, for basic EPS	$659	$252	$1,380	$736
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of income tax effect	2	2	4	5

Net earnings, adjusted for diluted EPS	$661	$254	$1,384	$741

Denominator:
Weighted-average shares used to compute basic EPS	3,047	1,955	3,047	1,948
Effect of dilutive securities:
Zero-coupon subordinated convertible notes	8	10	8	11
Dilutive options and other stock-based awards	4	8	7	9

Dilutive potential common shares	12	18	15	20

Weighted-average shares used to compute diluted EPS	3,059	1,973	3,062	1,968

Net earnings per share:
Basic	$0.22	$0.13	$0.45	$0.38

Diluted	$0.22	$0.13	$0.45	$0.38

Note 3: Acquisitions

Compaq

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq common stock. HP assumed options to purchase Compaq common stock based on the same ratio, and also assumed certain Compaq stock plans. The acquisition of Compaq has enhanced HP's competitive position in key industries, while strengthening its sales force and relationships with strategic customer bases. The acquisition has enabled HP to focus on strategic product and customer bases, achieve significant cost synergies and economies of scale and improve the results of its combined Enterprise Systems Group, Personal Systems Group and HP Services businesses. Furthermore, these cost savings offer strategic benefits by reducing HP's cost structure in competitive businesses such as personal computers ("PCs"). The acquisition also allows our Imaging and Printing Group to leverage the interrelationship between PC and printer sales and utilize Compaq's direct distribution capabilities. The exchange ratio in the acquisition was derived from estimates of future revenue and earnings of the combined company assuming completion of the acquisition, and by measuring the relative contributions of each of HP and Compaq to achieving these forecasted results, in addition to measuring the relative ownership of the combined company implied by their contributions. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock with a fair value of approximately $22.7 billion, the assumption of options to purchase approximately 200 million shares of HP common stock with a Black-Scholes fair value of approximately $1.4 billion and direct transaction costs of $79 million. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the acquisition.

        HP initially recorded approximately $14.5 billion of goodwill, $3.5 billion of amortizable purchased intangible assets and $1.4 billion of a purchased intangible asset with an indefinite useful life in conjunction with the acquisition. The amortizable purchased intangible assets are composed of customer contracts, customer lists, distribution agreements, developed and core technology, patents, and product trademarks and are being amortized over their estimated weighted-average useful lives, which range from six to nine years. The purchased intangible asset with an indefinite useful life is the Compaq trade name. In addition, HP recorded a pre-tax charge of approximately $735 million for in-process research and development ("IPR&D") at the completion of the acquisition because technological feasibility had not been established and no future alternative uses existed. HP also recorded deferred compensation of approximately $70 million, which relates to the intrinsic value of the unvested Compaq options assumed by HP as of the date of the acquisition. HP is amortizing the deferred compensation over the remaining vesting period of the options, which was approximately 3.5 years at the date of the acquisition. Results of operations for Compaq are included prospectively from the date of the acquisition.

        The following unaudited pro forma financial information presents the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of the periods presented. Due to different historical fiscal period ends for HP and Compaq, the results for the three and six months ended April 30, 2002 combine the historical results of HP for the three and six months ended April 30, 2002 and the historical results of Compaq for the three and six months ended March 31, 2002. Adjustments of $83 million and $162 million for the three and six months ended April 30, 2002, respectively, have been made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, that would have been recorded if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of HP that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of HP. Pro forma results were as follows for the three- and six-month periods ended April 30, 2002:

	Three months ended April 30, 2002	Six months ended April 30, 2002
	(In millions)
Net revenue	$18,166	$37,762
Cost of sales(1)	13,603	28,470

Gross margin	4,563	9,292
Research and development	986	1,972
Selling, general and administrative	2,763	5,595
Amortization of purchased intangible assets and goodwill	185	366
Restructuring charges	18	18
Acquisition-related charges	175	249
In-process research and development charge	58	58

Earnings from operations	378	1,034
Interest and other, net	(68)	(68)
Gains on investments and other, net	12	21

Earnings before taxes	322	987
Provision for taxes	109	277

Net earnings	$213	$710

Net earnings per share:
Basic	$0.07	$0.23

Diluted	$0.07	$0.23

(1)
Cost of products, cost of services and financing interest.

Indigo

        On March 22, 2002, HP acquired substantially all of the outstanding stock of Indigo not previously owned by HP in exchange for HP common stock and non-transferable CVRs and the assumption of options to purchase Indigo common stock. This acquisition has strengthened HP's printer offerings by adding high-performance digital color printing systems. The total consideration for Indigo was $719 million, which included the fair value of HP common stock issued and Indigo options assumed, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. HP issued approximately 32 million shares of HP common stock, and a consolidated subsidiary of HP issued approximately 53 million CVRs (which HP guaranteed), in connection with this transaction. HP recorded approximately $499 million of goodwill and $153 million of amortizable purchased intangible assets in conjunction with the acquisition and the previous equity investment. HP is amortizing the purchased intangible assets over their estimated useful lives, which range from five to eight years. In addition, HP recorded a pre-tax charge of approximately $58 million for IPR&D at the completion of the acquisition because technological feasibility had not been established and no future alternative uses existed.

        The CVRs issued in conjunction with this acquisition entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of April 30, 2003. Results of operations for Indigo are included prospectively from the date of acquisition. HP has not presented the pro forma results of operations of Indigo and HP because the results are not material to HP's results of operations.

Intria-HP

        On November 1, 2002, HP acquired the remaining outstanding stock of Intria, in which HP held a 49% equity interest at October 31, 2002, and other related IT assets from CIBC for cash consideration of approximately $100 million. Intria is a provider of managed services, which HP jointly owned with CIBC. In connection with the acquisition, HP also entered into a multi-year contract to provide managed services to CIBC. This acquisition and the outsourcing relationship with CIBC add depth and capability to HPS, including expertise in managing complex, heterogeneous IT operating environments for customers in the financial services industry and others that demand high availability computing solutions. HP recorded approximately $52 million of goodwill and amortizable purchased intangible assets in conjunction with the acquisition. The purchased intangible assets, consisting mainly of customer contracts, are being amortized over their estimated weighted-average useful lives, which range from three to ten years. HP has included the results of operations for Intria prospectively from the date of acquisition. HP has not presented the pro forma results of operations of Intria and HP because the results are not material to HP's results of operations.

Liquidity Management Corporation

        At October 31, 2001, HP held a 49.5% equity interest in Liquidity Management Corporation ("LMC"), a non-strategic investment company, which was accounted for under the equity method of accounting. The remaining 50.5% of equity interest was held by a third party investor. On November 1, 2001, LMC redeemed the outstanding equity of the third party investor, leaving HP as the remaining shareholder of LMC. Accordingly, effective November 1, 2001, HP has included the assets, liabilities and results of operations of LMC in its consolidated financial statements. At November 1, 2001, the assets of LMC consisted primarily of $879 million of cash and cash equivalents. Results of operations for LMC are included prospectively from November 1, 2001.

Note 4: Goodwill and Purchased Intangible Assets

        As discussed in Note 1, HP adopted SFAS No. 142 effective November 1, 2002 and performed the initial transitional impairment test as of that date. The provisions of SFAS No. 142 require that HP allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. HP's reporting units are consistent with its operating segments, which are the same as the reportable segments, identified in Note 14. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

        The fair value of HP's reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Under the market approach, fair value is estimated based on market multiples of revenue or earnings for comparable companies. Based on the results of its transitional impairment test, HP has determined that no impairment of goodwill existed as of November 1, 2002. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        In addition, during the first quarter of fiscal 2003, HP was required to perform a transitional impairment test for its purchased intangible asset with an indefinite life, the Compaq trade name. HP completed the transitional impairment test for the Compaq trade name and determined that no adjustment to the carrying value was required. HP also has evaluated the remaining useful lives of its other purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. HP determined that no adjustments to the useful lives of its other purchased intangible assets were necessary. Customer contracts, customer lists and distribution agreements have weighted average useful lives of approximately nine years, and developed and core technology, patents and product trademarks have weighted average useful lives of approximately six years.

        As previously described in Note 3, HP's purchased intangible assets associated with completed acquisitions at April 30, 2003 and October 31, 2002 are composed of:

	April 30, 2003
	Gross	Accumulated Amortization	Net
	(In millions)
Customer contracts, customer lists and distribution agreements	$2,030	$(243)	$1,787
Developed and core technology and patents	1,650	(309)	1,341
Product trademarks	84	(17)	67

Total amortizable purchased intangible assets	3,764	(569)	3,195
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,186	$(569)	$4,617

	October 31, 2002
	Gross	Accumulated Amortization	Net
	(In millions)
Customer contracts, customer lists and distribution agreements	$1,998	$(119)	$1,879
Developed and core technology and patents	1,650	(162)	1,488
Product trademarks	84	(9)	75

Total amortizable purchased intangible assets	3,732	(290)	3,442
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,154	$(290)	$4,864

        Amortization expense related to purchased intangible assets was $141 million and $8 million for the three-month periods and $279 million and $13 million for the six-month periods ended April 30, 2003 and 2002, respectively.

        Estimated future amortization expense related to purchased intangible assets at April 30, 2003 is as follows:

Fiscal year:	(In millions)
2003 (Remaining 6 months)	$283
2004	551
2005	507
2006	466
2007	403
Thereafter	985

Total	$3,195

        HP completed the allocation of goodwill to its reportable segments during the quarter ended April 30, 2003 as part of its transitional impairment test. Goodwill allocated to HP's reportable segments as of October 31, 2002 and changes in the carrying amount of goodwill for the six-month period ended April 30, 2003 are as follows:

	Imaging and Printing Group	Personal Systems Group	Enterprise Systems Group	HP Services	HP Financial Services	Total
	(In millions)
Balance at October 31, 2002	$1,532	$2,378	$5,504	$5,520	$155	$15,089
Goodwill acquired during the period from Intria acquisition	—	—	—	20	—	20
Goodwill adjustment	(25)	(57)	(161)	(15)	(5)	(263)

Balance at April 30, 2003	$1,507	$2,321	$5,343	$5,525	$150	$14,846

        The goodwill adjustment relates to the reversal of a valuation allowance previously provided on a deferred tax asset related to a pre-acquisition Compaq U.S. capital loss carryforward, the realization of which was previously uncertain.

        If the provisions of SFAS No. 142 had been in effect for all periods presented, HP's net earnings and net earnings per share would have been as follows for the three- and six-month periods ended April 30, 2003 and 2002:

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
	(In millions, except per share data)
Net earnings:
Net earnings, as reported	$659	$252	$1,380	$736
Add back amortization of goodwill, net of taxes	—	46	—	91

Net earnings, as adjusted	$659	$298	$1,380	$827

Basic net earnings per share:
Net earnings per share, as reported	$0.22	$0.13	$0.45	$0.38
Add back amortization of goodwill, net of taxes	—	0.02	—	0.04

Net earnings per share, as adjusted	$0.22	$0.15	$0.45	$0.42

Diluted net earnings per share:
Net earnings per share, as reported	$0.22	$0.13	$0.45	$0.38
Add back amortization of goodwill, net of taxes	—	0.02	—	0.04

Net earnings per share, as adjusted	$0.22	$0.15	$0.45	$0.42

Note 5: Restructuring Charges

Fiscal 2003 Restructuring Plan

        In the second quarter of fiscal 2003, HP's management initiated and approved plans to restructure certain of its operations. These actions include primarily workforce reductions associated with managing its business cost structure to better align it with current business conditions and asset impairments associated with the identification of duplicative assets and facilities (leased or owned) relating to the acquisition of Compaq. As described in Note 1, under SFAS No. 146 a liability is accrued only when certain criteria are met. The total cost expected to be incurred for this restructuring plan is approximately $266 million, of which HP recorded approximately $213 million. Of this amount, $135 million is associated with severance and other benefits of terminating approximately 2,300 employees worldwide across many regions and job classes in HP Services, all of whom have been terminated or placed in the workforce reduction program as of April 30, 2003. HP also recorded approximately $78 million of charges associated with asset impairments, costs of vacating duplicative facilities (leased or owned) and contract termination costs, associated primarily with the Personal Systems Group and the Enterprise Systems Group. The remaining costs of approximately $53 million are associated primarily with the cost of vacating duplicative facilities (leased or owned) and contract termination costs, both of which are anticipated to be substantially completed by the end of fiscal 2005. HP did not record a liability in the second quarter of fiscal 2003 associated with the remaining costs as the components did not meet the recognition criteria discussed in SFAS No. 146.

        The total amount of costs expected to be incurred associated with the fiscal 2003 plan and the costs incurred to date for the six-month period ended April 30, 2003, by operating segment, are as follows:

	Total Costs Expected to be Incurred	Costs Incurred To Date
	(In millions)
Enterprise Systems Group	$33	12
Personal Systems Group	25	25
HP Services	135	135
Other infrastructure costs	73	41

Total	$266	$213

Prior Years' Restructuring Plans

        In fiscal 2002, HP's management initiated and approved plans to restructure the operations of both the pre-acquisition HP and pre-acquisition Compaq organizations. Consequently, HP recorded approximately $1.8 billion of costs associated with exiting the activities of pre-acquisition HP such as severance, early retirement costs, costs of vacating duplicative facilities (leased or owned), contract termination costs, asset impairment charges and other costs associated with exiting activities of HP. The asset impairments were associated primarily with the write-off of goodwill and purchased intangible assets associated with product roadmap decisions made in conjunction with the Compaq acquisition that led to the elimination of substantially all of the middleware and storage virtualization offerings acquired in fiscal 2001. Pre-acquisition HP costs were accounted for under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and were included as a charge to the results of operations for the year ended October 31, 2002. HP recorded approximately $960 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization. Costs to restructure pre-acquisition Compaq were accounted for under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Compaq. The severance, early retirement costs, and other employee benefits related to the termination or planned early retirement of 17,900 employees worldwide across many regions, business functions and job classes. As of April 30, 2003, approximately 16,600 employees included in the workforce reduction program had been terminated or had retired and payments of approximately $874 million had been made. Benefits of approximately $215 million have been or will be paid through post-retirement and pension plans for retiring employees.

        During the second quarter of fiscal 2003 HP recorded $21 million of additional costs, net of reductions, in estimated severance costs and other employee benefits and other restructuring costs, related to the pre-acquisition HP plan initially recorded in fiscal 2002 as a charge to its results of operations. This charge consisted of $71 million of additional asset impairments, mainly related to buildings vacated as a result of the acquisition; a net reduction of $27 million in employee severance and other employee benefits, as original estimates were adjusted to actual costs incurred at various locations throughout the world; and a reduction of $23 million in other related restructuring activities, as original estimates of lease termination costs and contract termination costs were reduced to actual costs incurred. The remaining balance of fiscal 2002 plans consist primarily of severance and other employee benefits as well as other restructuring activities. HP expects to pay the remaining balance of the severance accrual within fiscal 2003. The other related restructuring activities, which consist primarily of contractual obligations such as facility leases, are anticipated to be paid over the life of the related obligations, which will be substantially satisfied by the end of fiscal 2005.

        In fiscal 2001, HP's management approved restructuring actions to respond to the global economic downturn and to improve HP's cost structure by streamlining operations and prioritizing resources in strategic areas of HP's business infrastructure. HP recorded total restructuring charges of $405 million in fiscal 2001 and 2002 to reflect these actions. These charges consisted of severance and other employee benefits related to the termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. Substantially all of these employees had been terminated by April 30, 2003, and all accrued costs related to severance and other related employee benefits had been paid. Additionally, as part of the acquisition of Compaq, HP acquired the remaining obligations of Compaq's existing restructuring plans of $259 million, which were initially recorded in Compaq's 2001 fiscal year. As of April 30, 2003, HP had paid out $107 million related to the acquired Compaq plans. The remaining balance of fiscal 2001 plans consist primarily of other restructuring activities as well as severance and other employee benefits. HP expects to pay the remaining balance of the severance accrual within fiscal 2003. The other related restructuring activities, which consist primarily of contractual obligations such as facility leases, are anticipated to be paid over the life of the related obligations which will be substantially satisfied by the end of fiscal 2005.

Summary of all Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for the first six months of fiscal 2003:

	Balance, October 31, 2002	Costs Incurred	Adjustments	Cash Payments	Non-Cash Settlements	Currency Impact	Balance, April 30, 2003
	(In millions)
Fiscal 2003 plans:
Employee severance and other employee benefits	$—	$135	$—	$(92)	$—	$—	$43
Asset impairments	—	70	—	—	(70)	—	—
Other related restructuring activities	—	8	—	—	—	—	8

Total	—	213	—	(92)	(70)	—	51

Fiscal 2002 plans:
Employee severance and other employee benefits	858	—	(27)	(353)	—	45	523
Asset impairments	—	—	71	—	(71)	—	—
Other related restructuring activities	380	—	(23)	(80)	—	16	293

Total	1,238	—	21	(433)	(71)	61	816

Fiscal 2001 plans:
Employee severance and other employee benefits	90	—	—	(24)	—	—	66
Other related restructuring activities	119	—	—	(27)	—	—	92

Total	209	—	—	(51)	—	—	158

Total of all restructuring plans	$1,447	$213	$21	$(576)	$(141)	$61	$1,025

        At April 30, 2003 and October 31, 2002, HP included the long-term portion of the restructuring liability of $130 million and $138 million, respectively, in other liabilities in the accompanying Consolidated Condensed Balance Sheet.

Note 6: Inventory

        The components of inventory were as follows at April 30, 2003 and October 31, 2002:

	April 30, 2003	October 31, 2002
	(In millions)
Finished goods	$4,015	$4,130
Purchased parts and fabricated assemblies	1,728	1,667

	$5,743	$5,797

Note 7: Guarantees

        As discussed in Note 1, in November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As discussed in Note 1, the adoption of FIN 45 did not have a material impact on HP's results of operations or financial condition and did not result in any additional liabilities as of April 30, 2003 associated with guarantees covered by this interpretation.

        HP has agreed to indemnify in part Agilent Technologies, Inc. in connection with certain litigation, as described in Note 13.

Warranty

        HP provides for the estimated cost of product warranties at the time revenue is recognized. While HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure as well as specific product class failures outside of HP's baseline experience affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

        Information regarding the changes in HP's aggregate product warranty liabilities was as follows for the six months ended April 30, 2003:

Six months ended April 30, 2003
(In millions)
Product warranty liability at October 31, 2002	$2,157
Accruals for warranties issued	1,064
Adjustments related to pre-existing warranties (including changes in estimates)	(9)
Settlements made (in cash or in kind)	(1,207)

Product warranty liability at April 30, 2003	$2,005

Note 8: Borrowings

Notes Payable and Short-term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, the related average interest rates and amounts remaining available for future borrowings were as follows at April 30, 2003 and October 31, 2002:

	April 30, 2003			October 31, 2002
	Amount Outstanding	Average Interest Rate	Amount Available	Amount Outstanding	Average Interest Rate	Amount Available
	(Dollars in millions)
Current portion of long-term debt	$670	5.1%	$—	$522	6.8%	$—
Commercial paper	602	2.1%	3,898	537	2.4%	3,963
HSBC-CCF Notes	250	6.9%	—	250	6.9%	—
Notes payable to banks and lines of credit	223	3.1%	2,486	484	3.3%	2,222
Credit facilities	—	—	3,000	—	—	4,000

	$1,745		$9,384	$1,793		$10,185

        HP has a $4.0 billion U.S. commercial paper program that was established in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, has a $500 million Euro Commercial Paper/Certificate of Deposit Programme that was established in May 2001.

        As a result of the Compaq acquisition and associated credit rating changes, HP's debt due to CCF Charterhouse, now HSBC-CCF, became subject to a put option whereby the debt became repayable at the option of HSBC-CCF. On December 17, 2002, HSBC-CCF waived this put option and renegotiated it so that the debt becomes repayable, at HSBC-CCF's election, on September 29, 2003.

        HP also maintains, through various foreign subsidiaries, lines of credit with a total borrowing capacity of $2.7 billion from a number of financial institutions.

        In March 2003, HP established a $1.7 billion 364-day senior unsecured committed borrowing facility. HP also has a $1.3 billion three-year facility that was established in March 2002 (collectively, the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary based on HP's external credit ratings. The Credit Facilities are generally available to support the issuance of commercial paper or for other corporate purposes.

Long-term Debt

        Book value of long-term debt, with related maturities and interest rates, and amounts remaining available for future borrowings were as follows at April 30, 2003 and October 31, 2002:

	April 30, 2003		October 31, 2002
	Outstanding	Amount Available	Outstanding	Amount Available
	(In millions)
2002 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2002 at 5.5%, due July 2007	$995		$995
U.S. dollar Global Notes, issued in June 2002 at 6.5%, due July 2012	498		498
U.S. dollar Global Notes, issued in March 2003 at 3.625%, due March 2008	497		—

	1,990	$1,000	1,493	$1,500

2000 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2000 at 7.15%, due June 2005	1,497		1,497
U.S. dollar Global Notes, issued in December 2001 at 5.75%, due December 2006	995		995
Series A Medium-Term Notes, issued on various dates during fiscal 2001 at 1.85%-1.93%, due 2003-2004	210		210
Series A Medium-Term Notes, issued in December 2002 at 3.375%, due December 2005	199		—
Series A Medium-Term Notes, issued in December 2002 at 4.25%, due December 2007	50		—

	2,951	40	2,702	290

Euro Medium-Term Note Programme:
Euro Medium-Term Notes, issued in July 2001 at 5.25%, due July 2006	835	2,165	738	2,262

Other, including assumed Compaq debt:
Medium-Term Notes, assumed from Compaq, issued at 6.2%, due May 2003	300		300
Medium-Term Notes, assumed from Compaq, issued at 7.65%, due August 2005	300		300
U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 imputed at 3.13%, due 2017	323		318
Notes payable, issued at various dates in multiple currencies at 2.3%-9.17%, due 2003-2005	264		255
Other	117		136

	1,304	—	1,309	—

Fair value adjustment related to SFAS No. 133	316		315
Less current portion	(670)		(522)

	$6,726	$3,205	$6,035	$4,052

        HP registered the sale of up to $3.0 billion of debt or global securities ("Global Notes"), common stock, preferred stock, depositary shares and warrants under a shelf registration statement declared effective in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). HP may redeem some or all of the Global Notes and Series B Medium-Term Notes issued under the 2002 Shelf Registration Statement, set forth in the table above, at any time at the redemption prices described in the prospectus supplements relating thereto. As of April 30, 2003, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP also registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement declared effective in March 2000 (the "2000 Shelf Registration Statement"). In May 2001, HP filed a supplement to the 2000 Shelf Registration Statement, which allowed HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issuance (the "Series A Medium-Term Note Program"). HP may redeem some or all of the Global Notes issued under the 2000 Shelf Registration Statement, set forth in the table above, at any time at redemption prices described in the prospectus supplements relating thereto. HP does not intend to issue additional securities under the 2000 Shelf Registration Statement.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange and has offered such notes as set forth in the table above. HP can denominate these notes in any currency including the euro. However, these notes have not been and will not be registered in the United States.

        In May 2002, in connection with HP's acquisition of Compaq, HP consolidated all of the outstanding debt of Compaq into its financial position and HP subsequently assumed this debt. The long-term portion of this debt had an aggregate fair value of approximately $1 billion on the acquisition date.

        In 1997, HP issued $2.0 billion face value of zero-coupon subordinated convertible notes (the "LYONs") due in 2017, convertible by the holders at the rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only. In December 2000, the Board of Directors authorized a repurchase program for the LYONs that allowed HP to repurchase the LYONs from time to time at varying prices. In the three-month period ended April 30, 2002, HP repurchased $188 million in face value of the LYONs with a book value of $116 million for an aggregate purchase price of $94 million, resulting in a gain on the early extinguishment of debt of $22 million, which HP included in (losses) gains on investments and other, net for the period. In the six-month period ended April 30, 2002, HP repurchased $257 million in face value of the LYONs with a book value of $158 million for an aggregate purchase price of $127 million, resulting in a gain on the early extinguishment of debt of $31 million, which HP included in (losses) gains on investments and other, net for the period. HP did not repurchase any LYONs in the three- and six-month periods ended April 30, 2003 and does not expect to make any further repurchases.

Note 9: Income Taxes

        HP's effective tax rate was a benefit of 8% for the three-month period and a provision of 10% for the six-month period ended April 30, 2003. HP's effective tax rate was 33% for the three-month period and 28% for the six-month period ended April 30, 2002. HP's effective tax rates differ from the U.S. federal statutory rate of 35% in all periods due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world. In fiscal 2002, non-deductible charges for certain acquisition-related charges, goodwill amortization and in-process research and development partially offset these benefits. The effective tax rate in the fiscal 2003 periods was also affected by a benefit of $131 million due to the reversal in the second quarter of fiscal 2003 of a valuation allowance previously provided on a deferred tax asset related to a U.S. capital loss carryforward, the realization of which was previously uncertain.

Note 10: Stockholders' Equity

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other opportunistic share repurchases. This plan authorizes repurchases in the open market or in private transactions. HP had authorization for future repurchases of $957 million of common stock under the program at October 31, 2002 and authorization for future repurchases of $611 million at April 30, 2003. HP repurchased 11,972,000 shares for an aggregate price of $191 million in the second quarter of fiscal 2003 and repurchased 20,116,000 shares for an aggregate price of $346 million in the first half of fiscal 2003. HP repurchased 9,402,000 shares for an aggregate price of $204 million in the first half of fiscal 2002. HP did not repurchase any shares in the second quarter of fiscal 2002.

        HP applies the intrinsic-value-based method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. Accordingly, HP generally recognizes compensation expense only when it grants options with a discounted exercise price. HP recognizes any resulting compensation expense ratably over the associated service period, which is generally the option vesting term.

        HP has determined pro forma net earnings and earnings per share information as if the fair value method described in SFAS No. 123, "Accounting for Stock Based Compensation," had been applied to its employee stock-based compensation. The pro forma effect on net earnings and net earnings per share is as follows for the three- and six-month periods ended April 30, 2003 and 2002:

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
	(In millions, except per share data)
Net earnings, as reported	$659	$252	$1,380	$736
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	4	3	10	6
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(176)	(142)	(354)	(323)

Pro forma net earnings	$487	$113	$1,036	$419

Basic net earnings per share:
As reported	$0.22	$0.13	$0.45	$0.38

Pro forma	$0.16	$0.06	$0.34	$0.22

Diluted net earnings per share:
As reported	$0.22	$0.13	$0.45	$0.38

Pro forma	$0.16	$0.06	$0.34	$0.21

Note 11: Comprehensive Income

        Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities and derivative instruments and the change in cumulative translation adjustment and minimum pension liability.

        Comprehensive income, net of taxes, for the three- and six-month periods ended April 30, 2003 and 2002 was as follows:

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
	(In millions)
Net earnings	$659	$252	$1,380	$736
Change in net unrealized gains (losses) on available-for-sale securities	9	(13)	20	2
Change in net unrealized losses on derivative instruments	(11)	(131)	(94)	(48)
Change in cumulative translation adjustment	2	—	1	—

Comprehensive income	$659	$108	$1,307	$690

        The components of accumulated other comprehensive loss, net of taxes, were as follows as of April 30, 2003 and October 31, 2002:

	April 30, 2003	October 31, 2002
	(In millions)
Net unrealized gains on available-for-sale securities	$30	$10
Net unrealized losses on derivative instruments	(133)	(39)
Cumulative translation adjustment	8	7
Additional minimum pension liability	(379)	(379)

Accumulated other comprehensive loss	$(474)	$(401)

Note 12: Supplemental Cash Flow Information

        Supplemental cash flow information was as follows for the six-month periods ended April 30, 2003 and 2002:

	2003	2002
	(In millions)
Non-cash transactions:
Net forfeitures of common stock for employee benefit plans	$—	$(11)
Issuance of common stock and options assumed related to business acquisitions	$—	$615

Note 13: Legal Proceedings

Pending Litigation and Proceedings

        Stevens v. HP is an unfair business practices consumer class action filed in the Superior Court of California in Riverside County on July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in 32 additional states. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers over the past four years. The basic factual allegation of these actions is that affected consumers who purchased HP printers received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. HP obtained summary judgment against plaintiffs in the California action, which the plaintiffs are appealing. HP also obtained summary judgment in Wisconsin, Kansas and Arizona. The matter has been certified as a class action in North Carolina state court, and a trial date has been set for August 25, 2003. The Ohio and New York litigation has been dismissed. In Connecticut, the trial court denied the plaintiffs' motion to certify a class action. In Oregon and Washington, the case has been dismissed without prejudice. The litigation is in various stages in other jurisdictions.

        Alvis v. HP is a nationwide defective product consumer class action that was filed in United States District Court in Jefferson County, Texas by a resident of eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in United States District Court in

Jefferson County, Texas. On the motion of plaintiffs' counsel, the matters were dismissed in the United States District Court and refiled in Texas state court in Beaumont, Texas. These actions are part of a series of similar suits filed against several computer manufacturers. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disc controller errors. That failure is alleged to result in data loss or data corruption. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, rescission and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. Compaq has filed a petition for review by the Texas Supreme Court. On June 5, 2003, the Texas Supreme Court agreed to review the trial court's certification of a class and requested oral argument on a date to be determined. A class certification hearing has been set for June 30, 2003 in the Alvis case. On June 4, 2003 Barrett v. HP and Girder v. Compaq were each filed in United States District Court in Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray concerning computers sold by HP and Compaq, respectively. The plaintiffs in Barrett and Girder seek, among other things, class certification, declaratory relief, damages and attorneys' fees, and the Girder plaintiffs also seek specific performance of Compaq's warranty. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP made or caused to be made false claims for payment to the United States for computers known by HP to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP also continues to provide information to state attorneys general in California and Illinois in response to similar inquiries. HP is fully cooperating with these inquiries.

        On or about December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court in the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. The court held a hearing to construe the disputed claims terms in Cornell's patent in April 2003.

        Digwamaji et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court in the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, the Racketeer Influenced and Corrupt Organizations Act and a variety of other international laws and treaties relating to violations of human rights, war crimes and crimes against humanity. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. This matter is in the early stages of litigation.

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway is a suit filed in United States District Court in the Eastern District of Texas on December 16, 2002. The suit accuses HP of infringement of three patents related to cache memory: 4,899,275, 4,933,835 and 5,091,846. Intergraph Hardware Technologies Company seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. The complaint was served on HP on April 1, 2003. Intergraph has obtained significant settlements from other defendants relating to similar causes of action. On May 28, 2003, HP sued Intergraph Corporation in United States District Court in the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of HP patent numbers 5,297,241, 4,549,499, 6,105,028 and 4,635,208. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees.

        Two non-binding arbitration proceedings instituted in June 2001 and June 2002, respectively, are pending in Germany before the arbitration board of the Patent and Trademark Office. VerwertungsGesellschaft Wort, a collection agency representing certain copyright holders, brought the proceedings against HP, which proceedings relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany upon certain products that enable the production of copies by private persons. Products that are the subject of the claims in Germany include all products in a chain of products that together effectively form a photocopier, multi-function devices, personal computers and printers. In April 1998, Auvibel s.c.r.l., a Belgian collection agency, filed an appeal of a judgment in HP's favor with the Court of Appeal in Brussels relating to a dispute as to whether and to what extent copyright levies should be imposed upon CD-writers and CD media. Although the case has not been officially withdrawn, no further action has been taken. In April 2001, the Organization for the Collective Management of Works of Literature, the Organization for the Collective Management of Works of Plastic Arts and their Applications and the Organization for the Collective Management and Protection of Intellectual Property of Photographers brought five proceedings against HP Hellas and Compaq Computer E.P.E. in Greece relating to whether a levy of 2% should be payable upon computer products, including CPUs, monitors, keyboards, mice, diskettes, printers, scanners and related items in accordance with Greek copyright law, before its amendment in September 2002. These proceedings are pending before the Court of First Instance of Athens or before the Court of Appeal of Athens. The levies, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        Kassin v. Agilent Technologies is a nationwide securities class action filed on November 26, 2001 in United States District Court in the Southern District of New York against Agilent Technologies, Inc. ("Agilent Technologies"), certain then-officers and directors and several banks and underwriters for conduct concerning the commission structure of Agilent Technologies' initial public offering ("IPO") in late 1999. A consolidated amended complaint was filed in April 2002 alleging that the defendant banks and underwriters offered Agilent Technologies IPO shares in exchange for excessive commissions and guarantees to buy more shares at an inflated price in the IPO aftermarket and seeking unspecified damages. This case is similar to numerous other cases filed in the United States District Court in the Southern District of New York concerning the IPO market of the late 1990s. By stipulation, the individual defendants were dismissed from the case without prejudice. On February 19, 2003 the Southern District Court of New York issued a ruling dismissing claims against Agilent Technologies based upon Section 10 of the Securities Exchange Act of 1934, as amended, but denying the motion to dismiss as to claims against Agilent Technologies founded upon Section 11 of the Securities Act of

1933, as amended. While HP is not named as a defendant in this action, HP includes the litigation in this report due to an indemnification agreement between HP and Agilent Technologies under which HP may be obligated to indemnify Agilent Technologies for a substantial portion of the liabilities associated with this case.

        The San Francisco District Office of the Securities and Exchange Commission ("SEC") contacted HP informally in March 2002 requesting the voluntary provision of documents and related information concerning HP's relationships and communications with Deutsche Bank and affiliated parties generally and communications regarding the solicitation of votes from Deutsche Bank and affiliated parties in connection with the Compaq acquisition. The SEC has advised HP that the inquiry should not be construed as an indication by the SEC or its staff that any violations of the law have occurred, nor should it be considered a reflection upon any person, entity or security. HP is fully cooperating with this inquiry.

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

        In May 2002 the European Commission of the European Union publicly stated that it was considering conducting an investigation into OEM activities concerning the sales of printers and supplies to consumers within the European Union. The European Commission contacted HP requesting information on its printing systems businesses. HP is fully cooperating with this inquiry.

        HP is involved in lawsuits, claims, investigations and proceedings, in addition to those identified above, consisting of patent, commercial, securities, employment and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," HP makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it, as well as adequate provisions for any probable and estimable losses. It is possible, nevertheless, that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Note 14: Segment Information

Description of Segments

        HP is a leading global provider of products, technologies, solutions and services to consumers and businesses. HP's offerings span IT infrastructure, personal computing and access devices, global services and imaging and printing.

        As of April 30, 2003, HP organized its operations into six business segments: the Imaging and Printing Group, the Personal Systems Group, the Enterprise Systems Group, HP Services, HP Financial Services and Corporate Investments. HP's organizational structure is formed based on a number of factors that management uses to evaluate, view and run its business operations which include but are not limited to customer base, homogeneity of products, technology and delivery channels. The business segments disclosed in this Form 10-Q are based on this organizational structure and information reviewed by HP's management to evaluate the associated business group results. In the first quarter of fiscal 2003, HP reorganized some of its minor product and cross-functional organizations and reclassified the operating results of these functions from its five previous business segments to be aggregated under Corporate Investments. Segment financial data for the three- and six-month periods ended April 30, 2002 has been restated to reflect this organizational change. Future changes to this organizational structure may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment follows.

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

  •
  Enterprise Systems Group provides business critical servers, industry standard servers, storage and software solutions. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on the HP-UX operating system, Itanium®(3)-based servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products, which deliver high levels of availability, performance, scalability and manageability for business critical solutions. Industry standard servers offer primarily entry-level and mid-range ProLiant servers, which run on the Windows®, Linux and Novell Inc. operating systems. Storage provides entry-level, mid-range and enterprise array offerings, storage area networks, network attached storage, storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage. Software offerings include OpenView and other management and telecommunications software solutions designed primarily for large-scale systems and networks. These software solutions run on a variety of operating systems including Windows®, Linux, and multiple versions of UNIX®. Post-Compaq acquisition product roadmap decisions include discontinuance of the NetServer line as well as transition from certain tape library storage products.

(3)
Itanium® is a registered trademark of Intel Corporation.

•
HP Services provides a comprehensive, integrated portfolio of IT services including customer support, consulting and integration, and managed services. In collaboration with HP's Enterprise Systems Group, HP Services teams with leading software, networking and services companies to bring complete solutions to HP's customers. Customer support provides a range of services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. Customer support also manages the delivery of warranty support through its own service organization, as well as through full-service resellers and independent service companies. Consulting and integration services help customers realize the business benefits of a more adaptive enterprise through measuring, assessing and maintaining the link between business and IT; designing and integrating their IT environments into a more adaptive infrastructure; and aligning, extending and managing applications and business processes. Consulting and integration provides cross-industry solutions in areas such as customer relationship management, supply chain, e-commerce, business portals, messaging and security, as well as industry-focused solutions for financial services, telecommunications, manufacturing and the public sector. Managed services offers a range of IT management services including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services and application services, as well as business continuity and recovery services.

•
HP Financial Services supports and enhances HP's global product and services solutions, providing a broad range of value-added financial lifecycle management services. They enable HP's customers worldwide to acquire complete IT solutions, including hardware, software and services. The group offers leasing, financing, utility programs, and asset recovery services, as well as financial asset management services for large global and enterprise customers. HP Financial

    Services also provides an array of specialized financial services to small and medium-sized businesses and education and government entities. HP Financial Services offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

  •
  Corporate Investments is managed by the Office of Strategy and Technology, and includes HP Labs and some business incubation projects. Revenue in this category is attributable to the sale of certain network infrastructure products that enhance computing and enterprise solutions as well as the licensing of specific HP technology to third parties.

Segment Revenue and Profit

        Intersegment net revenue and earnings from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available from comparable external customers and are primarily related to intercompany sales of products to HP Financial Services for leasing transactions.

        A significant portion of each segment's expenses arises from the costs of maintaining shared services and other infrastructure costs that HP allocates to its segments. These expenses include costs of employee benefits, real estate, insurance services, information technology services, treasury and certain legal, accounting and other corporate and infrastructure costs which are maintained at the corporate level in order to realize economies of scale and to use resources efficiently. In the first quarter of fiscal 2003, HP revised its methodology for shared services and infrastructure and began allocating to the segments all company performance bonus expense, including the previously unallocated amount by which actual bonus expense differs from the targeted amount. In addition, HP no longer distributes to the segments certain corporate governance-related items including internal audit, government affairs and other executive office function costs. HP believes these changes in expense distribution methodology result in a better reflection of the use of services provided to or benefits received by the segments. Segment financial data for the three- and six-month periods ended April 30, 2002 have been restated to reflect these changes.

Segment Data

        The results of the reportable segments are derived directly from HP's internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated company. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include primarily acquisition-related charges, restructuring charges, charges for purchased IPR&D, amortization of goodwill (prior to HP's November 1, 2002 adoption of SFAS No. 142) and purchased intangible assets, as well as certain corporate governance costs.

        Selected financial information for each reportable segment was as follows for the three- and six-month periods ended April 30, 2003 and 2002:

	Imaging and Printing Group	Personal Systems Group	Enterprise Systems Group	HP Services	HP Financial Services	Corporate Investments	Total
	(In millions)
For the three months ended April 30, 2003:
Total net revenue	$5,526	$5,124	$3,862	$3,031	$501	$84	$18,128

Earnings (loss) from operations	$918	$21	$(7)	$301	$21	$(44)	$1,210

For the three months ended April 30, 2002:
Total net revenue	$4,911	$2,306	$1,662	$1,459	$318	$67	$10,723

Earnings (loss) from operations	$801	$(59)	$(125)	$138	$(5)	$(61)	$689

For the six months ended April 30, 2003:
Total net revenue	$11,136	$10,267	$7,598	$5,991	$1,018	$161	$36,171

Earnings (loss) from operations	$1,825	$54	$(90)	$642	$35	$(91)	$2,375

For the six months ended April 30, 2002:
Total net revenue	$10,021	$4,918	$3,461	$2,996	$660	$129	$22,185

Earnings (loss) from operations	$1,551	$(33)	$(205)	$252	$(12)	$(121)	$1,432

        The reconciliation of segment information to HP consolidated totals was as follows for the three- and six-month periods ended April 30, 2003 and 2002:

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
	(In millions)
Net revenue:
Total segments	$18,128	$10,723	$36,171	$22,185
Elimination of intersegment net revenue and other	(145)	(102)	(311)	(181)

Total HP consolidated net revenue	$17,983	$10,621	$35,860	$22,004

Earnings before taxes:
Total segment earnings from operations	$1,210	$689	$2,375	$1,432
Corporate and unallocated costs, and eliminations	(66)	(5)	(128)	(35)
Amortization of goodwill and purchased intangible assets	(141)	(54)	(279)	(104)
Restructuring charges	(234)	(18)	(234)	(18)
Acquisition-related charges	(126)	(140)	(212)	(178)
In-process research and development charge	—	(58)	—	(58)
Interest and other, net	(20)	(46)	31	(36)
(Losses) gains on investments and other, net	(12)	7	(17)	16

Total HP consolidated	$611	$375	$1,536	$1,019

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. Management believes there have been no significant changes during the six-month period ended April 30, 2003 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2002, except for the items discussed below.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

        We review property, plant and equipment and intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Our asset impairment review assesses the fair value of the assets based on the future cash flow the assets are expected to generate. We recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Such evaluations of impairment of long-lived assets including purchased intangible assets with finite lives are an integral part of, but are not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. Deterioration of our business in a geographic region or within a business segment in the future also could lead to impairment adjustments as such issues are identified.

Valuation of Goodwill and Indefinite-Lived Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step, and we must determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

        The discounted cash flow approach and the income approach, which we use to estimate the fair value of our long-lived assets, reporting units and purchased intangible assets, are dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of our reporting units.

Restructuring

        We have engaged in a number of restructuring actions, and likely will continue to do so, which require our management to utilize significant estimates related to realizable values of assets that were made redundant or obsolete and expenses for severance and other employee separation costs, lease cancellation and other exit costs. For a description of valuation assumptions and estimates relating to our restructuring actions, refer to our critical accounting policy for Long-Lived Assets Including Finite-Lived Purchased Intangible Assets, above, as well our discussion of restructuring charges in the Results of Operations section.

RESULTS OF OPERATIONS

Overview

Acquisition of Compaq Computer Corporation

        On May 3, 2002, we acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers. Accordingly, Compaq's results have been included in HP's results since the acquisition date. As a result, the fluctuations in the operating results of HP and its segments for the three- and six-month periods ended April 30, 2003 as compared to the three- and six-month periods ended April 30, 2002 are due generally to the acquisition of Compaq. The historical results section below presents a discussion of HP's consolidated operating results prepared in accordance with generally accepted accounting principles ("GAAP") for the three- and six-month periods ended April 30, 2003 and the pre-acquisition three- and six-month periods ended April 30, 2002. In order to provide additional information relating to our operating results, we also present a discussion comparing our consolidated operating results as if HP and Compaq had been a combined company for the three- and six-month periods of fiscal 2002. We have included this additional information in order to provide further insight into our operating results, prior period trends and current position. This supplemental information is presented in a manner consistent with the disclosure requirements of SFAS No. 141, "Business Combinations," which are described in more detail in Note 3 to the Consolidated Condensed Financial Statements in Item 1. Due to different fiscal period ends for HP and Compaq, we have combined Compaq's results for the three-and six-month periods ended March 31, 2002 with HP's results for the three- and six-month periods ended April 30, 2002.

        The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. We present the discussion of our segment operating results as a historical comparison of the three- and six-month periods ended April 30, 2003 and the pre-acquisition three- and six-month periods ended April 30, 2002. In order to provide additional information relating to our segment operating results, we also present a discussion comparing our segment operating results as if HP and Compaq had been a combined company for the three- and six-month periods of fiscal 2002. We present this supplemental information in a manner consistent with the supplemental disclosures included in the consolidated operating results discussion. The combined company segment discussions also present certain business unit fluctuations highlighted at the combined company consolidated level.

Historical Results

        The following discussion compares the results of operations on a GAAP basis for the three- and six-month periods ended April 30, 2003 to the historical three- and six-month periods ended April 30, 2002. Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30,				Six months ended April 30,
	2003		2002		2003		2002
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in millions)
Net revenue	$17,983	100.0%	$10,621	100.0%	$35,860	100.0%	$22,004	100.0%
Cost of sales(1)	13,103	72.9	7,595	71.5	26,244	73.2	15,951	72.5

Gross margin	4,880	27.1	3,026	28.5	9,616	26.8	6,053	27.5
Research and development	941	5.2	697	6.6	1,849	5.2	1,388	6.3
Selling, general and administrative	2,795	15.5	1,645	15.5	5,520	15.3	3,268	14.9
Amortization of purchased intangible assets and goodwill	141	0.8	54	0.5	279	0.8	104	0.5
Restructuring charges	234	1.3	18	0.2	234	0.7	18	0.1
Acquisition-related charges	126	0.7	140	1.3	212	0.6	178	0.8
In-process research and development charge	—	—	58	0.5	—	—	58	0.2

Earnings from operations	643	3.6	414	3.9	1,522	4.2	1,039	4.7
Interest and other, net	(20)	(0.1)	(46)	(0.5)	31	0.1	(36)	(0.2)
(Losses) gains on investments and other, net	(12)	(0.1)	7	0.1	(17)	—	16	0.1

Earnings before taxes	611	3.4	375	3.5	1,536	4.3	1,019	4.6
(Benefit from) provision for taxes	(48)	(0.3)	123	1.1	156	0.5	283	1.3

Net earnings	$659	3.7	$252	2.4	$1,380	3.8	$736	3.3

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        Net revenue increased 69% (60% on a constant currency basis) in the second quarter of fiscal 2003 to $18.0 billion from $10.6 billion in the corresponding period of the prior year. U.S. revenue increased 73% in the second quarter of fiscal 2003 to $7.1 billion, while international revenue increased 68% to $10.9 billion compared to the same period a year ago. In the first six months of fiscal 2003, net revenue increased 63% (56% on a constant currency basis) to $35.9 billion from $22.0 billion in the corresponding period of the prior year. In the first six months of fiscal 2003, U.S. revenue increased 64% to $14.3 billion, while international revenue increased 62% to $21.6 billion compared to the same period a year ago. The net revenue increase for both the quarter- and year-to-date periods was attributable primarily to our acquisition of Compaq at the beginning of May 2002 resulting in market share increases in the Personal Systems Group ("PSG"), Enterprise Systems Group ("ESG") and HP Services ("HPS") segments. Net revenue growth in the Imaging and Printing Group ("IPG") also contributed to the increase in both periods, particularly due to growth in printer supplies resulting from a rise in volume reflecting continued expansion of the printer hardware installed base. However, the discontinuance and consolidation of product offerings across most business units in PSG as well as certain industry standard server and storage products in ESG which resulted in declines in sales volumes of individual product classes moderated these effects. Softness in the market resulting from the weakened economic and industry conditions further impacted these businesses. Competitive pricing pressures and a shift in sales mix to lower priced products and service offerings also moderated our overall revenue increases. HP Financial Services ("HPFS") did not have a significant impact on the overall net revenue growth in either the second quarter or first six months of fiscal 2003 as compared to the prior year periods.

Gross Margin

        Gross margin as a percentage of net revenue was 27.1% in the second quarter of fiscal 2003 compared to 28.5% in the second quarter of fiscal 2002, and was 26.8% in the first six months of fiscal 2003 compared to 27.5% in the corresponding period of the prior year. The decline in gross margin as a percentage of net revenue in the second quarter of fiscal 2003 as compared to the prior year period was due to a gross margin decline on a weighted basis of 0.5 percentage points in PSG, as well as a 0.3 percentage point decline in each of ESG and HPS on a weighted basis. HPFS and IPG did not have a significant impact on gross margin as a percentage of net revenue in the second quarter of fiscal 2003 as compared to the prior year period. The deterioration in gross margin as a percentage of net revenue in the first six months of fiscal 2003 as compared to the prior year period was due to a 0.5 percentage point decrease on a weighted basis in each of ESG and PSG. Gross margin improvements in IPG and HPFS of 0.3 and 0.2 percentage points on a weighted basis, respectively, moderated the decline in gross margin as a percentage of net revenue for the first six months of fiscal 2003. HPS did not have a significant impact on gross margin as a percentage of revenue in the first six months of fiscal 2003. Gross margin in both periods decreased due to a shift in product mix away from our higher-margin IPG products while our lower-margin PSG sales as a percentage of our overall business increased. This unfavorable shift in mix was mitigated by corresponding increases in higher-margin ESG sales as a percentage of our overall portfolio. The gross margin declines in ESG in both periods, as well as HPS in the second quarter of fiscal 2003 as compared to the prior year period, were also impacted unfavorably by competitive pricing pressures, sales volume declines due to continued economic weakness and mix shifts towards lower-margin products and service offerings. Higher post-retirement costs, which includes pension and other post-retirement costs, also impacted HPS in the second quarter of fiscal 2003. The higher costs resulted from fiscal 2003 changes in the underlying assumptions on portfolio performance and cost trend rates as well as the extension of participation in pension and other post-retirement benefit plans to eligible pre-acquisition Compaq employees in the United States not covered by such plans prior to January 1, 2003. The gross margin improvement in

IPG in the first six months of fiscal 2003 was due primarily to the supplies business, driven by continued operational efficiencies resulting from higher manufacturing volumes and cost saving initiatives, as well as favorable currency impacts on revenue resulting from the strengthening of the euro. The gross margin improvement in HPFS in the first six months of fiscal 2003 was due primarily to reduced bad debt expense.

Operating Expenses

Research and Development

        Research and development expense as a percentage of net revenue was 5.2% in the second quarter of fiscal 2003 compared to 6.6% in the same period of the prior year, and was 5.2% in the first six months of fiscal 2003 compared to 6.3% in the corresponding period of fiscal 2002. The decreases in research and development expense as a percentage of net revenue in both the second quarter and first six months of fiscal 2003 as compared to the prior year periods were due primarily to the increase in revenue associated with the acquisition of Compaq and by synergies realized through workforce reduction efforts and expense control measures, primarily in ESG and PSG. Research and development expense increased by 35% and 33% during the second quarter and first six months of fiscal 2003, respectively. The inclusion of Compaq since its acquisition in May 2002 accounted for the majority of the increase in research and development expense in both periods, primarily due to ESG business investments. The remainder of the increase in both periods resulted primarily from our investments in research and development activities associated with emerging inkjet technology. The increases in expense in both periods were mitigated by our workforce reduction efforts and expense control measures as mentioned above.

Selling, General and Administrative

        Selling, general and administrative expense as a percentage of net revenue was 15.5% in the second quarters of both fiscal 2003 and 2002, and was 15.3% in the first six months of fiscal 2003 compared to 14.9% in the corresponding period of fiscal 2002. Selling, general and administrative expense increased by 70% and 69% in the second quarter and first six months of fiscal 2003, respectively, compared to the corresponding periods of the prior year. The increase in expense in both periods was attributable primarily to our acquisition of Compaq in May 2002. Also contributing to the increases in both periods were increases in post-retirement costs, increases in sales and marketing costs associated with a company-wide product branding campaign initiated in the first quarter of fiscal 2003 and unfavorable currency impacts resulting from the weakening of the dollar against the euro. The higher post-retirement costs resulted from fiscal 2003 changes in the underlying assumptions on portfolio performance and cost trend rates as well as the extension of participation in post-retirement benefit plans to eligible pre-acquisition Compaq employees in the United States. The increases in selling, general and administrative expense in both periods were moderated in part by declines resulting from our workforce reduction efforts and expense control measures, primarily in ESG and PSG, as well as lower bad debt expense.

Amortization of Purchased Intangible Assets and Goodwill

        Effective November 1, 2002 (the date of adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"), we no longer amortize goodwill and instead test goodwill at least annually for impairment. We amortize purchased intangible assets with finite useful lives over their estimated useful lives, generally two to ten years. Amortization expense for the second quarters of fiscal 2003 and 2002 was $141 million and $54 million, respectively. Amortization expense for the first six months of fiscal 2003 and 2002 was $279 million and $104 million, respectively. The increases in amortization expense in the second quarter and first six months of fiscal 2003 as compared to the corresponding periods in the prior year were due primarily to amortization of purchased intangible assets related to the acquisition of Compaq in May 2002, and to a lesser extent, the acquisition of Indigo N.V. ("Indigo") in March 2002. The increase in both periods was offset in part by the elimination of goodwill amortization and, to a lesser extent, the write-off of purchased intangible assets related to our middleware and storage virtualization offerings in the third quarter of fiscal 2002 as a result of product roadmap decisions made in connection with the Compaq acquisition.

Restructuring Charges

        In the second quarter of fiscal 2003, HP's management initiated and approved plans to restructure certain of its operations. These actions include primarily workforce reductions associated with managing HP's business cost structure to better align it with current business conditions and asset impairments associated with the identification of duplicative assets and facilities (leased or owned) relating to the acquisition of Compaq. The total cost expected to be incurred for this restructuring plan is approximately $266 million, of which HP recorded approximately $213 million. Of this amount, $135 million is associated with severance and other benefits of terminating approximately 2,300 employees worldwide across many regions and job classes in HPS, all of whom have been terminated or placed in the workforce reduction program as of April 30, 2003. HP also recorded approximately $78 million of charges associated with asset impairments, costs of vacating duplicative facilities (leased or owned) and contract termination costs, associated primarily with PSG and ESG. The remaining costs of approximately $53 million are associated primarily with the cost of vacating duplicative facilities (leased or owned) and contract termination costs, both of which are anticipated to be substantially completed by the end of fiscal 2005. HP did not record a liability in the second quarter of fiscal 2003 associated with the remaining costs as the components did not meet the recognition criteria discussed in SFAS No. 146.

        Additionally, during the second quarter of fiscal 2003 HP recorded $21 million of additional costs, net of reductions, in estimated severance costs and other employee benefits and other restructuring costs as a charge to its results of operations related to the pre-acquisition HP plan initially recorded in fiscal 2002 as a charge to its results of operations. This charge consisted of $71 million of additional asset impairments, related mainly to buildings vacated as a result of the Compaq acquisition; a net reduction of $27 million in employee severance and other employee benefits, as original estimates were adjusted to actual costs incurred at various locations throughout the world; and a reduction of $23 million in other related restructuring activities, as original estimates of lease termination costs and contract termination costs were reduced to actual costs incurred.

        In the second quarter of fiscal 2002, HP recorded an $18 million restructuring charge as an adjustment to the expected severance cost of our fiscal 2001 restructuring plan.

        As disclosed on May 20, 2003 in connection with HP's second quarter earnings release, HP expects to initiate in the third quarter of fiscal 2003 an incremental workforce reduction of approximately 3,500 employees associated with the realignment of ESG, which involves integrating certain enterprise hardware groups and developing a more integrated strategy with HPS, as well as the continued management of our cost structure. The total amount of costs to be incurred associated with this new plan is expected to be approximately $200 million to $300 million. Cash expenditures related to employee severance for this plan are expected to be substantially complete by the end of fiscal 2003.

Acquisition-Related Charges

        In connection with the Compaq acquisition, we incurred acquisition-related charges of $126 million in the second quarter of fiscal 2003 and $140 million in the second quarter of fiscal 2002. Acquisition-related charges during the first six months of fiscal 2003 and 2002 were $212 million and $178 million, respectively. The acquisition-related charges in the second quarter and first six months of fiscal 2003 consisted primarily of costs incurred for employee retention bonuses, professional fees and consulting services. The acquisition-related charges in the second quarter and first six months of fiscal 2002 consisted mainly of costs incurred for proxy solicitation charges and advertising, as well as consulting services and professional fees. We expect to make cash payments of approximately $300 million for retention bonuses in the third quarter of fiscal 2003.

In-Process Research and Development Charge

        In connection with our acquisition of Indigo, we incurred a $58 million in-process research and development charge in March 2002.

Interest and Other, Net

        Interest and other, net, increased $26 million and $67 million in the second quarter and first six months of fiscal 2003, respectively, compared to the corresponding periods in fiscal 2002. The increases in both periods were attributable primarily to significant net losses on foreign currency transactions in the prior year periods compared to the current periods which resulted from our balance sheet remeasurement and related hedging strategy, as well as an increase in interest income due to higher cash balances. The increases in interest and other, net in both periods were moderated by increases in interest expense due to higher debt balances and estimated interest assessments from a sales and use tax audit.

(Losses) Gains on Investments and Other, Net

        Net investment and other losses in the second quarter and first six months of fiscal 2003 were $12 million and $17 million, respectively, compared to gains of $7 million and $16 million in the corresponding periods of fiscal 2002. The net investment losses in the second quarter and first six months of fiscal 2003 resulted from impairment charges in excess of gains realized on our equity investment portfolio. The net gains in the second quarter and first six months of fiscal 2002 resulted from early extinguishment of debt under our repurchase program for zero coupon subordinated convertible notes due in 2017 (reported as an extraordinary item in fiscal 2002, prior to our November 1, 2002 adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"). The net gains in the second quarter and first six months of fiscal 2002 were moderated by an investment loss on our investment portfolio resulting from impairment charges in excess of gains realized on our equity investment portfolio.

(Benefit from) Provision for Taxes

        Our effective tax rate was a benefit of 8% in the second quarter of fiscal 2003 and a provision of 10% in the first six months of fiscal 2003 compared to provisions of 33% and 28% in the corresponding periods of fiscal 2002. HP's effective tax rate differed from the U.S. federal statutory rate of 35% in the second quarters and first six months of fiscal 2003 and 2002 due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The effective tax rate in both periods of fiscal 2003 additionally was affected by a benefit of $131 million resulting from the reversal of a valuation allowance in the second quarter of fiscal 2003 previously provided on a deferred tax asset related to a U.S. capital loss carryforward, the realization of which had been uncertain. We now have sufficient net realized capital gains to utilize the capital loss carryforward. Excluding the impact of the $131 million benefit from the reversal of the valuation allowance, the effective tax rate would have been 14% and 19% in the second quarter and first six months of fiscal 2003, respectively. The effective tax rate in the second quarter and first six months of fiscal 2002 also was affected by the impact of non-deductible items, primarily acquisition-related charges, goodwill amortization and in-process research and development charges incurred in the first half of fiscal 2002.

Combined Company Results

        As previously described, the following discussion includes the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of fiscal 2002. Due to different historical fiscal period ends for HP and Compaq, the results for the three- and six-month periods ended April 30, 2002 combine the results of HP for the three- and six-month periods ended April 30, 2002 and the historical results of Compaq for the three- and six-month periods ended March 31, 2002. We have made adjustments to the combined results of operations primarily to reflect amortization of purchased intangible assets as if the acquisition had occurred at the beginning of the periods presented.

        Results of operations for the combined company in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30,				Six months ended April 30,
	2003		2002		2003		2002
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in millions)
Net revenue	$17,983	100.0%	$18,166	100.0%	$35,860	100.0%	$37,762	100.0%
Cost of sales(1)	13,103	72.9	13,603	74.9	26,244	73.2	28,470	75.4

Gross margin	4,880	27.1	4,563	25.1	9,616	26.8	9,292	24.6
Research and development	941	5.2	986	5.4	1,849	5.2	1,972	5.2
Selling, general and administrative	2,795	15.5	2,763	15.2	5,520	15.3	5,595	14.8
Amortization of purchased intangible assets and goodwill	141	0.8	185	1.0	279	0.8	366	1.0
Restructuring charges	234	1.3	18	0.1	234	0.7	18	—
Acquisition-related charges	126	0.7	175	1.0	212	0.6	249	0.7
In-process research and development charge	—	—	58	0.3	—	—	58	0.2

Earnings from operations	643	3.6	378	2.1	1,522	4.2	1,034	2.7
Interest and other, net	(20)	(0.1)	(68)	(0.4)	31	0.1	(68)	(0.2)
(Losses) gains on investments and other, net	(12)	(0.1)	12	0.1	(17)	—	21	0.1

Earnings before taxes	611	3.4	322	1.8	1,536	4.3	987	2.6
(Benefit from) provision for taxes	(48)	(0.3)	109	0.6	156	0.5	277	0.7

Net earnings	$659	3.7	$213	1.2	$1,380	3.8	$710	1.9

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        On a combined company basis, net revenue declined 1% (7% on a constant currency basis) in the second quarter of fiscal 2003 to $18.0 billion, down from $18.2 billion in the corresponding period of the prior year. U.S. revenue increased 4% in the second quarter of fiscal 2003 to $7.1 billion, while international revenue decreased 4% to $10.9 billion compared to the same period a year ago. Net revenue declined 5% (9% on a constant currency basis) in the first six months of fiscal 2003 to $35.9 billion, down from $37.8 billion in the corresponding period of the prior year. In the first six months of fiscal 2003, U.S. revenue declined 2% compared to the prior-year period to $14.3 billion, while international revenue decreased 7% compared to the same period a year ago to $21.6 billion.

Ongoing weakness in the global economy, a competitive pricing environment, a shift in sales mix to lower priced products and services offerings and the consolidation of product offerings as a result of post-acquisition product roadmap decisions contributed significantly to the revenue decline in both periods.

        In the second quarter of fiscal 2003, on a weighted percentage point basis, PSG and ESG accounted for 3.7 and 0.8 percentage points of the overall combined company net revenue decline, respectively, moderated by a net revenue increase in IPG of 3.3 percentage points. HPFS and HPS did not have a significant impact on the overall revenue decline, on a weighted basis.

        In the first six months of fiscal 2003, on a weighted percentage point basis, PSG, ESG and HPS accounted for 4.9, 2.4 and 0.8 percentage points of the overall combined company net revenue decline, respectively. A net revenue increase in IPG of 2.8 percentage points, on a weighted basis, moderated the decline. HPFS did not have a significant impact on the overall revenue decline for the period on a weighted basis.

        Overall, declines in sales volumes across many business units due to the continuing economic and industry weakness and a competitive environment impacted negatively combined company net revenue for the second quarter and first six months of fiscal 2003. Sales volumes were also impacted by a consolidation of product offerings as a result of post-acquisition product roadmap decisions in PSG's commercial PCs and personal appliances products and ESG's industry standard server and storage products. In addition to product roadmap decisions, the net revenue decline in PSG in both periods reflected declining unit sales in consumer and commercial desktops due to the weakened economy, lower average selling prices resulting from competitive pressure and tightened IT spending. The ESG revenue decline in both periods was also attributable to a revenue decrease in mid- to low-end UNIX® servers, reflecting the ongoing decline in enterprise capital spending coupled with competitive pricing. HPS net revenue decreased in both periods due primarily to declines in the consulting and integration business unit sales resulting from lower enterprise capital spending. HPFS net revenue declines in both periods were due primarily to the previously mentioned decline in IT spending as a result of the continuing economic downturn and the related decrease in revenue-generating assets, as well as strengthened credit controls in response to the economic downturn. Net revenue declines were offset in part by a revenue increase in IPG in both periods, particularly due to growth in printer supplies, resulting from a rise in volumes reflecting continued expansion of the printer hardware installed base.

Gross Margin

        Combined company gross margin as a percentage of combined company net revenue was 27.1% in the second quarter of fiscal 2003 compared to 25.1% in the same period of the prior year, and was 26.8% in the first six months of fiscal 2003 compared to 24.6% in the corresponding period of the prior year. Of the 2.0 percentage point increase in the combined company gross margin for the second quarter of fiscal 2003, PSG, IPG and ESG accounted for 1.4, 0.7 and 0.4 percentage points of the increase on a weighted basis, respectively, moderated by a 0.4 percentage point decline in HPS. Of the 2.2 percentage point increase in the combined company gross margin for the first six months of fiscal 2003, PSG and IPG accounted for 1.3 and 1.0 percentage points of the increase on a weighted basis, respectively. HPFS did not have a significant impact on the overall gross margin percentage change in either the second quarter or first six months of fiscal 2003, while HPS and ESG did not have a significant impact on the overall gross margin percentage change in the first six months of fiscal 2003 as compared to the prior year period. The gross margin improvement in PSG in both periods was due primarily to reduced direct and indirect procurement costs reflecting synergies associated with our acquisition of Compaq. The improvement in IPG in both periods was due mainly to revenue growth in the higher-margin supplies business and by continued operational efficiencies resulting from higher manufacturing volumes and cost saving initiatives as well as favorable currency impacts on revenue resulting from the strengthening of the euro. The gross margin improvement in ESG in the second quarter of fiscal 2003 was due to a product mix shift toward higher-margin products in business critical servers and software coupled with cost reductions in storage and industry standard server products. The gross margin decline in HPS in the second quarter of fiscal 2003 was due to fixed elements of the cost structure coupled with a lower revenue base in customer support and consulting and integration, as well as increased post-retirement costs.

Operating Expenses

Research and Development

        Combined company research and development expense as a percentage of combined company net revenue was 5.2% in the second quarter of fiscal 2003 compared to 5.4% in the same period of the prior year, and was 5.2% in the first six months of fiscal 2003 and 2002. Research and development expense decreased by 5% and 6% during the second quarter and first six months of fiscal 2003, respectively. Research and development expense decreased in each of our business segments, except for IPG, which increased by 12% and 13% in the second quarter and first six months of fiscal 2003, respectively. The most significant decrease was in ESG, which decreased by 8% and 11% in the second quarter and first six months of fiscal 2003, respectively. Overall, the decrease in research and development expense in both periods resulted primarily from our workforce reduction efforts and expense control measures. IPG's increase in research and development spending due to activities associated with emerging inkjet technology moderated the decrease in both periods.

Selling, General and Administrative

        Combined company selling, general and administrative expense as a percentage of combined company net revenue was 15.5% in the second quarter of fiscal 2003 compared to 15.2% in the same period of the prior year, and was 15.3% and 14.8% in the first six months of fiscal 2003 and 2002, respectively. Selling, general and administrative expense increased by 1% in the second quarter of fiscal 2003 and decreased 1% in the first six months of fiscal 2003 compared to the corresponding periods in fiscal 2002. Overall, the increase in selling, general and administrative expense in the second quarter of fiscal 2003 was attributable mainly to an increase in post-retirement costs, an increase in sales and marketing costs associated with a company-wide product branding campaign initiated in the first quarter of fiscal 2003 and unfavorable currency impacts resulting from the weakening of the dollar against the euro. The higher post-retirement costs resulted from the fiscal 2003 changes in the underlying assumptions on portfolio performance and cost trend rates as well as the extension of participation in post-retirement benefit plans to eligible pre-acquisition Compaq employees in the United States. Our workforce reduction efforts and expense control measures, as well as lower bad debt expense compared to the prior year period moderated the overall increase in the second quarter of fiscal 2003. Overall, the decrease in selling, general and administrative expense in the first six months of fiscal 2003 was attributable primarily to workforce reduction efforts and expense control measures, as well as lower bad debt expense. Increases in post-retirement costs, sales and marketing costs, and unfavorable currency impacts discussed above moderated this decrease.

Amortization of Purchased Intangible Assets and Goodwill

        Effective November 1, 2002 (the date of adoption of SFAS No. 142), we no longer amortize goodwill and instead test goodwill at least annually for impairment. We amortize purchased intangible assets with finite useful lives over their estimated useful lives, generally two to ten years. Amortization expense for the combined company was $141 million in the second quarter of fiscal 2003 and $185 million in the second quarter of fiscal 2002. Amortization expense for the first six months of fiscal 2003 and 2002 was $279 million and $366 million, respectively. The decreases in both periods were due primarily to the elimination of goodwill amortization and the write-off of the purchased intangible assets related to our middleware and storage virtualization offerings in the third quarter of fiscal 2002 as a result of product roadmap decisions in connection with the Compaq acquisition.

Restructuring Charges

        On a combined company basis, our restructuring charges were $234 million for the three- and six-month periods ended April 30, 2003 and $18 million for the three- and six-month periods ended April 30, 2002, which is consistent with our historical results. For information on our restructuring charges, see "Historical Results—Restructuring Charges" on page 42.

Acquisition-Related Charges

        In connection with the Compaq acquisition, the combined company incurred acquisition-related charges of $126 million in the second quarter of fiscal 2003 and $175 million in the second quarter of fiscal 2002. Acquisition-related charges during the first six months of fiscal 2003 and 2002 were $212 million and $249 million, respectively. The acquisition-related charges in the second quarter and first six months of fiscal 2003 consisted primarily of costs incurred for employee retention bonuses, professional fees and consulting services. The acquisition-related charges in the second quarter and first six months of fiscal 2002 consisted mainly of costs incurred for proxy solicitation charges and advertising, as well as consulting services and professional fees. We expect to make cash payments of approximately $300 million for retention bonuses in the third quarter of fiscal 2003.

In-Process Research and Development Charge

        In connection with our acquisition of Indigo, we incurred a $58 million in-process research and development charge in March 2002.

Interest and Other, Net

        On a combined company basis, interest and other, net, increased $48 million and $99 million in the second quarter and first six months of fiscal 2003, respectively, over the prior year periods. The increases in both periods compared to the corresponding periods in the prior year were attributable primarily to significant net losses in the prior year periods on foreign currency transactions resulting from our balance sheet remeasurement and related hedging strategy. The increases in interest and other, net in both periods were moderated by increases in interest expense due to higher debt balances, decreases in interest income due to declining interest rates and by an estimated interest assessment from a sales and use tax audit.

(Losses) Gains on Investments and Other, Net

        On a combined company basis, net investment and other losses in the second quarter and first six months of fiscal 2003 were $12 million and $17 million, respectively, compared to gains of $12 million and $21 million in the corresponding periods of fiscal 2002. The net investment losses in the second quarter and first six months of fiscal 2003 resulted mainly from impairment charges in excess of gains realized on our equity investment portfolio. The net gains in the second quarter and first six months of fiscal 2002 resulted from early extinguishment of debt under our repurchase program for zero coupon subordinated convertible notes due in 2017 (reported as an extraordinary item in fiscal 2002 prior to our November 2002 adoption of SFAS No. 145). The net gains in the second quarter and first six months of fiscal 2002 were moderated by an investment loss on our investment portfolio resulting from impairment charges in excess of gains realized on our equity investment portfolio.

(Benefit from) Provision for Taxes

        On a combined company basis, our effective tax rate was a benefit of 8% in the second quarter of fiscal 2003 and a provision of 10% in the first six months of fiscal 2003 compared to a provision of 34% and 28% in the corresponding periods of fiscal 2002. HP's effective tax rate differed from the U.S. federal statutory rate of 35% in the second quarter and first six months of fiscal 2003 and 2002 due to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. The effective tax rate in both periods of fiscal 2003 additionally was affected by a benefit of $131 million resulting from the reversal of a valuation allowance in the second quarter of fiscal 2003 previously provided on a deferred tax asset related to a U.S. capital loss carryforward, the realization of which had been uncertain. We now have sufficient net realized capital gains to utilize the capital loss carryforward. Excluding the impact of the $131 million benefit from the reversal of the valuation allowance, the effective tax rate would have been 14% and 19% in the second quarter and first six months of fiscal 2003, respectively. The effective tax rate in the second quarter and first six months of fiscal 2002 also was affected by the impact of non-deductible items, primarily acquisition-related charges, goodwill amortization and in-process research and development charges incurred in the first half of fiscal 2002.

Segment Information

        A description of the products and services, as well as quarter-to-date and year-to-date financial data, for each segment can be found in Note 14 to the Consolidated Condensed Financial Statements. We have restated segment financial data for the three- and six-month periods ended April 30, 2002 to reflect changes in HP's organizational structure and expense allocation methodology that occurred in the first quarter of fiscal 2003. We describe these changes more fully in Note 14 to the Consolidated Condensed Financial Statements. HP bases the business segments disclosed in this Form 10-Q on HP's management organizational structure as of April 30, 2003 with separate segment reporting also included for HPFS, which is included in ESG's operational structure, due to the distinct nature of this business. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Historical Results

        The historical results discussions below include the results of each of HP's segments for the three- and six-month periods ended April 30, 2003 and the pre-acquisition results for the three- and six-month periods ended April 30, 2002. The fluctuations in the segment operating results of HP, except IPG, in the three- and six-month periods ended April 30, 2003 as compared to the three and six months ended April 30, 2002 were due generally to the acquisition of Compaq and, as such, we do not discuss these fluctuations in detail. The acquisition of Compaq did not have a material impact on the results of IPG.

Combined Company Results

        Consistent with the supplemental disclosures included in the consolidated operating results discussion, the combined company segment results discussions include the results of each of HP's segments for the three- and six-month periods ended April 30, 2003 compared to the segment results for the three- and six- month periods ended April 30, 2002 presented as if the acquisition of Compaq had occurred at the beginning of fiscal 2002. As previously discussed, we have included this additional information in order to provide further insight into our segment operating results, prior period trends and current position. Due to different historical fiscal period ends for HP and Compaq, the segment results for the three- and six-month periods ended April 30, 2002 combine the results of HP for the three- and six-month periods ended April 30, 2002 and the historical results of Compaq for the three- and six-month periods ended March 31, 2002.

Imaging and Printing Group

	For the three months ended April 30,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$5,526	$4,911	$4,935
Earnings from operations	$918	$801	$799
Earnings from operations as a percentage of net revenue	16.6%	16.3%	16.2%
	For the six months ended April 30,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$11,136	$10,021	$10,062
Earnings from operations	$1,825	$1,551	$1,550
Earnings from operations as a percentage of net revenue	16.4%	15.5%	15.4%

(a)
The results for the three and six months ended April 30, 2003 include the results of Compaq for the entire periods.

(b)
The results for the three and six months ended April 30, 2002 include the results of HP prior to the acquisition of Compaq.

(c)
The results for the three and six months ended April 30, 2002 include the historical results of HP for the three and six months ended April 30, 2002 combined with the historical results of Compaq for the three and six months ended March 31, 2002.

Historical Results

        The acquisition of Compaq did not have a significant impact on the results of IPG. A detailed discussion of IPG's results for the second quarter and first six months of fiscal 2003 is presented below in the combined company discussion.

Combined Company Results

        IPG's combined company net revenue grew 12% in the second quarter and 11% in the first six months of fiscal 2003 compared to the same periods in fiscal 2002. The revenue increase in both the second quarter and first six months of fiscal 2003 was 5% on a constant currency basis compared to the corresponding periods in the prior year. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro. Of the overall 12% revenue increase in the second quarter of fiscal 2003, printer supplies represented 8.0 percentage points of the increase on a weighted basis, while business and home printer hardware accounted for 2.5 and 1.0 percentage points of the increase, respectively. Of the overall 11% revenue increase in the first six months of fiscal 2003, printer supplies represented 7.5 percentage points of the increase on a weighted basis. Business and home printer hardware accounted for 1.5 and 1.0 percentage points of the increase, respectively, on a weighted basis, while digital imaging accounted for 0.5 percentage points of the increase. Despite continued economic weakness, the segment had solid revenue growth across all regions in the second quarter and first six months of fiscal 2003.

        Growth in printer supplies revenue in both the second quarter and first six months of fiscal 2003 reflected higher volumes as a result of continued expansion of the printer hardware installed base. Sales of new, low-end, color and monochrome products, as well as an increase in sales of our digital press products resulting from our acquisition of the Indigo business, drove the revenue increase in business printer hardware in both periods. The net revenue increase in business printer hardware in both periods was moderated by weakness in enterprise IT spending and a continued shift in demand to lower-priced products, particularly in the sub-$1,000 laser printer market. The net revenue increase in home printer hardware in the second quarter and first six months of fiscal 2003 was attributable to a significant volume increase in all-in-one devices. Home printer hardware revenue growth in both periods was moderated by decreases in average selling prices due to the continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market and sub-$100 single-function market, as well as decreases in sales of single-function devices. Revenue growth in digital imaging in the six months of fiscal 2003 was attributable to sales of cameras and Photosmart products that were part of the segment's "Big Bang" consumer launch, offset in part by a decrease in sales of scanners due to the declining scanner market.

        Combined company earnings from operations as a percentage of revenue was 16.6% for the second quarter of fiscal 2003 compared to 16.2% in the same period in fiscal 2002. For the first six months of the year, the segment's earnings from operations ratio increased to 16.4% from 15.4% for the same period in fiscal 2002. In the second quarter of fiscal 2003, an improvement in gross margin represented 1.6 percentage points of the 0.4 percentage point increase in the earnings from operations ratio, but this improvement was moderated by an increase in operating expenses as a percentage of revenue of 1.2 percentage points, on a weighted basis. In the first six months of fiscal 2003, an improvement in gross margin represented 2.3 percentage points of the 1.0 percentage point increase in the earnings from operations ratio, on a weighted basis, partially offset by an increase in operating expenses as a percentage of revenue of 1.3 percentage points. The increase in gross margin for both periods was due primarily to a gross margin increase in the supplies business, reflecting continued operational efficiencies resulting from higher manufacturing volumes and cost saving initiatives. In addition, gross margin improved in both periods for supplies due to favorable currency impacts on revenue resulting from the strengthening of the euro as noted above. The increase in operating expenses in both the second quarter and first six months of fiscal 2003 was due primarily to selling costs associated with an increased focus on commercial and direct sales in the segment, as well as a full quarter of digital press sales activity associated with Indigo. Additionally, operating expenses were impacted by increased marketing costs associated with a company-wide product branding campaign initiated in the first quarter of fiscal 2003 and increased investments in research and development activities associated with emerging inkjet technology.

Personal Systems Group

	For the three months ended April 30,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$5,124	$2,306	$5,788
Earnings (loss) from operations	$21	$(59)	$(112)
Earnings (loss) from operations as a percentage of net revenue	0.4%	(2.6)%	(1.9)%
	For the six months ended April 30,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$10,267	$4,918	$12,107
Earnings (loss) from operations	$54	$(33)	$(164)
Earnings (loss) from operations as a percentage of net revenue	0.5%	(0.7)%	(1.4)%

(a)
The results for the three and six months ended April 30, 2003 include the results of Compaq for the entire periods.

(b)
The results for the three and six months ended April 30, 2002 include the results of HP prior to the acquisition of Compaq.

(c)
The results for the three and six months ended April 30, 2002 include the historical results of HP for the three and six months ended April 30, 2002 combined with the historical results of Compaq for the three and six months ended March 31, 2002.

Historical Results

        The fluctuations in PSG's segment performance in the second quarter and first six months of fiscal 2003 as compared to the same periods in fiscal 2002 were due substantially to the acquisition of Compaq. Although the acquisition of Compaq resulted in an increase in unit sales across all business units, the continued competitive pricing environment impacted unfavorably average selling prices in the second quarter and first six months of fiscal 2003. The execution of post-acquisition product roadmap decisions, which included the discontinuance of the HP Vectra and Jornada product lines, impacted unfavorably commercial desktop PC and handheld volumes. Earnings from operations as a percentage of net revenue increased in both periods due to an improvement in gross margin, primarily the result of our reduced direct and indirect procurement costs reflecting synergies associated with our acquisition of Compaq, as well as a shift toward our lower-cost direct business. The gross margin improvement was moderated by an increase in operating expenses as a percentage of revenue, due mainly to the acquisition of Compaq. We present a supplementary discussion of PSG's results for the second quarter and first six months of fiscal 2003 as compared to the same periods in fiscal 2002, including trends that impacted historical as well as combined company results, below in the combined company discussion.

Combined Company Results

        PSG's combined company net revenue declined 11% and 15% in the second quarter and first six months of fiscal 2003, respectively, compared to the same periods in fiscal 2002. The revenue decrease in the second quarter and first six months of fiscal 2003 was 17% and 19%, respectively, on a constant currency basis compared to the corresponding periods in fiscal 2002. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro. Of the overall 11% revenue decrease in the second quarter of fiscal 2003, consumer and commercial desktop PCs accounted for 9.5 percentage points of the decline on a weighted basis, and notebook PCs accounted for 1.0 percentage point, while handhelds and workstations each contributed slightly to the decline. Of the overall 15% revenue decrease in the first six months of fiscal 2003, consumer desktop PCs, commercial desktop PCs and retail notebook PCs accounted for 9.0, 4.0 and 1.0 percentage points, respectively, of the decline on a weighted basis, while workstations and handhelds each contributed 0.5 percentage points of the decline. Continued softened demand reflecting ongoing weakness in the economy impacted unfavorably net revenue in both periods.

        The combined company revenue decline in the second quarter of fiscal 2003 was the result of declining average selling prices across all business units within PSG and, to a lesser extent, a decline in volumes of commercial and consumer desktop PCs and handhelds. The revenue decline in the second quarter of fiscal 2003 was offset in part by an increase in units sold in commercial and retail notebook PCs. The revenue decline in the first six months of fiscal 2003 was the result of a decline in volumes across most business units within PSG, with the exception of commercial notebooks and, to a lesser extent, declining average selling prices across all business units, with the exception of handhelds. The decline in average selling prices in both periods was attributable mainly to a competitive pricing environment resulting from the realignment of product prices to that of the market as well as tightened IT spending. A mix shift from UNIX® workstations to lower-priced Windows® NT workstations also contributed to the decrease in the average selling price of workstations in both periods. The previously-mentioned ongoing weakness in the economy and overall weakness in IT spending drove the decline in volumes in both periods. The commercial desktop PC and handheld volume declines in both periods also were due to the execution of post-acquisition product roadmap decisions which included the discontinuance of the HP Vectra and Jornada product lines. The volume declines in both periods were moderated in part by increasing volumes in commercial notebook PCs due to market share gains resulting from increased product competitiveness, as well as overall market growth. Consumer notebooks further moderated the overall volume decline in the second quarter of fiscal 2003 due to a continued mix shift from desktops to notebooks, as well as a broader product portfolio as compared to the corresponding period in the prior year.

        Combined company earnings from operations as a percentage of net revenue was 0.4% for the second quarter of fiscal 2003 compared to a loss from operations of 1.9% for the same period in fiscal 2002. In the first six months of fiscal 2003, earnings from operations as a percentage of net revenue was 0.5% compared to a loss from operations of 1.4% in the corresponding period of the prior year. In the second quarter of fiscal 2003, an improvement in gross margin as a percentage of net revenue represented 3.0 percentage points of the 2.3 percentage point increase on a weighted basis, which was offset in part by an increase in operating expenses as a percentage of revenue of 0.7 percentage points. In the first six months of fiscal 2003, an improvement in gross margin as a percentage of net revenue represented 2.7 percentage points of the 1.9 percentage point increase on a weighted basis, which was moderated by an increase in the operating expense ratio of 0.8 percentage points. The gross margin improvement in both periods was the result of our reduced direct and indirect procurement costs, reflecting synergies associated with our acquisition of Compaq, which was moderated by the declining average selling prices described above. Although operating expense dollars decreased in the second quarter and first six months of fiscal 2003 compared to the prior year periods due to cost control measures and our workforce reduction initiatives, operating expenses as a percentage of net revenue for the segment increased as the decrease in revenue exceeded the rate of operating expense declines.

Enterprise Systems Group

	For the three months ended April 30,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$3,862	$1,662	$4,012
Loss from operations	$(7)	$(125)	$(153)
Loss from operations as a percentage of net revenue	(0.2)%	(7.5)%	(3.8)%
	For the six months ended April 30,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$7,598	$3,461	$8,509
Loss from operations	$(90)	$(205)	$(213)
Loss from operations as a percentage of net revenue	(1.2)%	(5.9)%	(2.5)%

(a)
The results for the three and six months ended April 30, 2003 include the results of Compaq for the entire periods.

(b)
The results for the three and six months ended April 30, 2002 include the results of HP prior to the acquisition of Compaq.

(c)
The results for the three and six months ended April 30, 2002 include the historical results of HP for the three and six months ended April 30, 2002 combined with the historical results of Compaq for the three and six months ended March 31, 2002.

Historical Results

        The fluctuations in ESG's segment performance in the second quarter and first six months of fiscal 2003 as compared to the same periods in fiscal 2002 were due substantially to the acquisition of Compaq. The significant increase from Compaq's industry standard server business as well as Compaq's storage and business critical server businesses were the main contributors to the overall revenue growth. Although overall unit sales increased due to the acquisition of Compaq, average selling prices were impacted unfavorably in the second quarter and first six months of fiscal 2003 by weak IT spending due to the difficult economic environment and continued competitive pricing pressures. Discontinuance of HP's NetServer products as well as certain storage products as part of the post-acquisition product roadmap decisions moderated volumes. The improvement in the loss from operations ratio in both periods was attributable to a decline in operating expenses as a percentage of revenue due primarily to workforce reduction activities and effective cost management, offset in part by a decline in gross margin. The gross margin deterioration reflected competitive pricing pressures and a mix shift toward industry standard servers, which have significantly lower margins than other products in the segment. We present a supplementary discussion of ESG's results for the second quarter and first six months of fiscal 2003 as compared to the same periods of fiscal 2002, including trends that impacted historical as well as combined company results, below in the combined company discussion.

Combined Company Results

        ESG's combined company net revenue declined 4% in the second quarter and 11% in the first six months of fiscal 2003 compared to the same periods in fiscal 2002. The revenue decrease in the second quarter and first six months of fiscal 2003 was 9% and 14%, respectively, on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 4% revenue decrease in the second quarter, business critical servers accounted for 5.0 percentage points of the decline on a weighted basis, offset in part by growth of 1.0 percentage point in industry standard servers. Of the overall 11% revenue decrease in the first six months of fiscal 2003, business critical servers and storage accounted for 7.0 and 1.5 percentage points, respectively, of the decline on a weighted basis, while industry standard servers and software each accounted for 1.0 percentage point on a weighted basis. Overall, segment revenue in the second quarter and first six months of fiscal 2003 continued to be impacted unfavorably by depressed technology spending across all business units and most geographic regions due to economic weakness, competitive pricing pressures and product roadmap transitions.

        The combined company revenue decline across business critical server products in the second quarter and first six months of fiscal 2003 reflected the ongoing decline in enterprise capital spending as customers continued to delay purchases, coupled with competitive pricing. Low-end and mid-range UNIX® revenue declined in both periods due to softness in the market, offset in part by strong growth in high-end UNIX® servers due to continued strength in Superdome products. NonStop server revenue declined in both the second quarter and first six months of 2003 reflecting weak spending in the telecommunications and financial services industries, primarily in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 (revenue in the second quarter declined only slightly from the prior year period). The revenue increase in industry standard servers in the second quarter of fiscal 2003 was due to an increase in unit sales, moderated by a decline in average selling prices, driven by a continued mix shift toward the low end. While unit sales of industry standard servers also increased in the first six months of fiscal 2003, the decline in average selling prices more than offset the favorable impact of the volume increase resulting in the revenue decline. Despite unit declines in our NetServer products due to the post-acquisition roadmap decision to discontinue this line of servers, total industry standard server units grew in both periods due to strong worldwide shipments of our ProLiant servers. Competitive pricing pressures, weak market conditions on tape drives, and product roadmap transitions in tape libraries due to our exiting the OEM business drove the storage revenue decline in the first six months of fiscal 2003. The decline in software revenue in the first six months of fiscal 2003 was attributable mainly to softness in OpenCall, our telecommunications software product line, due to weakness in the telecommunications industry. Strength in the OpenView management software support business moderated this decline.

        Combined company loss from operations as a percentage of net revenue for the second quarter of fiscal 2003 was 0.2%, compared to a loss of 3.8% in the same period of fiscal 2002. For the first six months of fiscal 2003, loss from operations as a percentage of net revenue was 1.2% compared to a loss of 2.5% in the same period of fiscal 2002. An improvement in gross margin of 2.0 percentage points and a decrease in operating expenses as a percentage of revenue of 1.6 percentage points drove the operating loss improvement of 3.6 percentage points in the second quarter of fiscal 2003. In the first six months of fiscal 2003, the operating loss improvement of 1.3 percentage points was due almost entirely to an increase in gross margin. The gross margin improvement in both periods reflected primarily cost reductions resulting from the Compaq acquisition in storage and industry standard server products, coupled with a product mix shift within business critical servers and software toward higher-margin products. The gross margin improvements in both periods were moderated by an unfavorable mix shift from business critical servers toward lower-margin industry standard servers. Cost savings achieved through workforce reductions and continued cost control measures drove the declines in operating expenses as a percentage of revenue in the second quarter and first six months of fiscal 2003, compared to the same periods in fiscal 2002.

HP Services

	For the three months ended April 30,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$3,031	$1,459	$3,046
Earnings from operations	$301	$138	$361
Earnings from operations as a percentage of net revenue	9.9%	9.5%	11.9%
	For the six months ended April 30,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$5,991	$2,996	$6,312
Earnings from operations	$642	$252	$730
Earnings from operations as a percentage of net revenue	10.7%	8.4%	11.6%

(a)
The results for the three and six months ended April 30, 2003 include the results of Compaq for the entire periods.

(b)
The results for the three and six months ended April 30, 2002 include the results of HP prior to the acquisition of Compaq.

(c)
The results for the three and six months ended April 30, 2002 include the historical results of HP for the three and six months ended April 30, 2002 combined with the historical results of Compaq for the three and six months ended March 31, 2002.

Historical Results

        The fluctuations in HPS' segment performance in the second quarter and first six months of fiscal 2003 as compared to the same periods in fiscal 2002 were due substantially to the acquisition of Compaq. Although the acquisition of Compaq resulted in an increase in services across all business units, our consulting and integration and our customer support businesses were impacted unfavorably by the global economic downturn and by competitive pricing pressures. Our managed services business benefited from the slowdown as customers reduced costs by outsourcing their IT infrastructure. Earnings from operations as a percentage of net revenue increased in both periods as compared to the prior year periods due to a shift in revenue mix away from the consulting and integration business, which typically has operating profit ratios lower than the segment average. Expense control measures and workforce reduction initiatives also contributed to the increase in the earnings from operations ratio in both periods. We present a supplementary discussion of HPS' results for the second quarter and first six months of fiscal 2003 as compared to the same periods in fiscal 2002, including trends that impacted historical as well as combined company results, below in the combined company discussion.

Combined Company Results

        HPS' combined company net revenue declined 0.5% in the second quarter of fiscal 2003 and decreased 5% in the first six months of fiscal 2003 compared to the same periods in fiscal 2002. On a constant currency basis, the revenue decreases in the second quarter and first six months of fiscal 2003 were 7% and 10%, respectively, compared to the corresponding periods in the prior year. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen. The 0.5% decline in the second quarter was attributable to a 4.0 percentage point decline on a weighted basis in the consulting and integration business, which includes complementary third-party products delivered with sales of HP solutions, which was offset in part by the managed services and customer support businesses, which contributed 2.0 and 1.5 percentage points of growth, respectively, on a weighted basis. Of the overall 5% revenue decline in the first six months of fiscal 2003, the consulting and integration business accounted for 6.0 percentage points of the decline on a weighted basis, while customer support contributed 1.0 percentage points of decline, which was moderated by revenue growth in managed services of 2.0 percentage points on a weighted basis. Weakened economic conditions and competitive pricing pressures in the second quarter and first six months of fiscal 2003 impacted unfavorably net revenue in the consulting and integration and customer support businesses, while the managed services business benefited from the slowdown as customers reduced costs by outsourcing their IT infrastructure.

        A decline in core consulting and integration services and a decrease in sales of complementary third-party products drove the combined company net revenue decrease in the consulting and integration business in the second quarter and first six months of fiscal 2003. The decline in consulting and integration revenue reflected weak demand and a slowdown in IT spending, particularly in the telecommunications industry, while the decrease in sales of complementary third-party products resulted from conforming sales to customer critical solutions. The growth in customer support revenue in the second quarter of fiscal 2003 was due primarily to favorable currency impacts resulting from the strengthening of the euro and the yen discussed above. The decrease in customer support revenue in the first six months of fiscal 2003 was attributable to the economic downturn, as customers continue to re-evaluate service levels of new contracts and renewals, competitive pricing pressures and revenue weakness in the underlying HP business units with which support services are associated. The sustained economic downturn, which has adversely impacted our installed base and the levels of support inventory carried by third parties, impacted customer support revenue unfavorably in both periods. An increase in new and existing large outsourcing deals, reflecting the ongoing mix shift toward larger comprehensive deals, drove the growth in managed services revenue in both the second quarter and first six months of fiscal 2003.

        Combined company earnings from operations as a percentage of net revenue was 9.9% for the second quarter of fiscal 2003 compared to 11.9% for the same period in fiscal 2002. For the first six months of fiscal 2003, earnings from operations as a percentage of net revenue decreased to 10.7% from 11.6% for the same period in fiscal 2002. An operating profit ratio decline in the customer support and consulting and integration businesses due to revenue declines as well as higher post-retirement costs resulting from fiscal 2003 changes in the underlying assumptions on portfolio performance and cost trend rates, as well as the extension of participation in post-retirement benefit plans to eligible pre-acquisition Compaq employees in the United States previously not covered by such plans prior to January 1, 2003, drove the decline in the operating profit ratio for the segment in both periods. The changes in post-retirement costs affected HPS more significantly than the other segments due to the labor-intensive nature of this business. Competitive pricing pressures and a shift in mix toward lower-margin services also had a negative impact on customer support and consulting and integration operating margins in these periods. The overall segment operating profit ratio decline in the second quarter and first six months of fiscal 2003 was moderated by a favorable business mix shift away from the consulting and integration business, which typically has an operating profit ratio lower than the segment average. Additionally, the operating profit declines in both periods were further moderated by the expense control measures and workforce reductions initiated in fiscal 2002, as well as reduced costs reflecting synergies associated with our acquisition of Compaq.

HP Financial Services

	For the three months ended April 30,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$501	$318	$506
Earnings (loss) from operations	$21	$(5)	$(5)
Earnings (loss) from operations as a percentage of net revenue	4.2%	(1.6)%	(1.0)%
	For the six months ended April 30,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$1,018	$660	$1,041
Earnings (loss) from operations	$35	$(12)	$(6)
Earnings (loss) from operations as a percentage of net revenue	3.4%	(1.8)%	(0.6)%

(a)
The results for the three and six months ended April 30, 2003 include the results of Compaq for the entire periods.

(b)
The results for the three and six months ended April 30, 2002 include the results of HP prior to the acquisition of Compaq.

(c)
The results for the three and six months ended April 30, 2002 include the historical results of HP for the three and six months ended April 30, 2002 combined with the historical results of Compaq for the three and six months ended March 31, 2002.

Historical Results

        HPFS' net revenue includes interest on financing receivables, rental payments on operating leases and sales of equipment at the expiration of the associated lease term. The fluctuations in HPFS' segment performance in the second quarter and first six months of fiscal 2003 as compared to the same periods in fiscal 2002 were due substantially to the acquisition of Compaq. Revenue growth attributable to the acquisition of Compaq was moderated by slower lease origination growth resulting from the worldwide decline in IT spending. In the second quarter and first six months of fiscal 2003, earnings from operations as a percentage of net revenue improved from the comparable prior period losses due to lower bad debt charges in fiscal 2003. We present a supplementary discussion of HPFS' results for the second quarter and first six months of fiscal 2003 as compared to the same periods in fiscal 2002, including trends that impacted historical as well as combined company results, below in the combined company discussion.

Combined Company Results

        HPFS' combined company net revenue declined 1% and 2% in the second quarter and first six months of fiscal 2003, respectively, compared to the same periods in fiscal 2002. The decrease in revenue in both periods was driven by a decline in lease originations during fiscal 2002 and the first six months of fiscal 2003, due mainly to the decline in IT spending worldwide as a result of the continuing economic and industry downturn and the related decrease in revenue-generating assets, as well as strengthened credit controls in response to this downturn. The revenue decreases in both periods were offset in part by increases in revenue from equipment sales after the expiration of the associated lease terms and other mid-term and end-of-term portfolio activities.

        Combined company earnings from operations as a percentage of net revenue was 4.2% for the second quarter of fiscal 2003 compared to a loss of 1.0% for the same period in fiscal 2002. For the first six months of fiscal 2003, earnings from operations as a percentage of net revenue improved to 3.4% from a loss of 0.6% for the same period in fiscal 2002. In both periods, the operating profit ratio improvement was driven primarily by a significant reduction in bad debt expense through the deployment of stronger global credit standards.

LIQUIDITY AND CAPITAL RESOURCES

	April 30, 2003	October 31, 2002	Increase (Decrease)
	(Dollars in millions)
Cash and cash equivalents	$13,476	$11,192	$2,284
Short-term investments	254	237	17

Total cash and short-term investments	$13,730	$11,429	$2,301

Days sales outstanding (DSO)	40	42	(2)
Inventory turns	9.1	9.2	(.1)
	Six months ended April 30,
			Increase (Decrease)
	2003	2002
	(In millions)
Net cash provided by operating activities	$3,206	$3,784	$(578)
Net cash (used in) provided by investing activities	(826)	360	(1,186)
Net cash (used in) provided by financing activities	(96)	400	(496)

Net increase in cash and cash equivalents	$2,284	$4,544	$(2,260)

Cash and Cash Flow

        The information discussed below is presented based on HP's historical results, which includes the results of Compaq for the period beginning on May 3, 2002, the closing date of the acquisition.

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the U.S. Repatriation of any portion of the amounts held outside the U.S. would be subject to U.S. federal income taxes and could also be restricted by local laws. HP has provided for the tax liability on these amounts for financial statement purposes except for earnings that are considered indefinitely invested outside the U.S. Difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner could affect our liquidity. Repatriation could result in a loss of certain tax attributes and result in additional U.S. federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain in the country and we would meet local needs through ongoing cash flows and/or external borrowings. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

        Net cash provided by operating activities decreased during the six months ended April 30, 2003 as compared to the same period in fiscal 2002 as a result of investments in inventory in the current period for which corresponding investments were not necessary in the same period in fiscal 2002 due to elevated inventory levels at the end of fiscal 2001. Better inventory management has resulted in improved turns during the current period. Additionally, increased post-retirement contributions, continued severance payments through our restructuring programs and other employee-related compensation and benefits contributed to the decrease. Increased net earnings offset in part the decrease in net cash provided by operating activities.

        During the first six months of fiscal 2003, we used net cash provided by operating activities, short- and long-term borrowings and funds from stock exercises under employee stock plans mainly to fund purchases of property, plant and equipment, payments of dividends and repurchases of our common stock. Net cash provided by operating activities also resulted in an increase in our cash and cash equivalents balance of over $2.2 billion.

        The change in net cash flows from investing activities for the six months ended April 30, 2003 was related primarily to the $879 million recorded in the first half of fiscal 2002 upon the dissolution of our equity method investment in Liquidity Management Corporation ("LMC"), when it became a wholly-owned subsidiary on November 1, 2001. In addition, capital expenditures were $1.1 billion for the six-month period ended April 30, 2003, an increase of $368 million over the same period in the prior year. Capital expenditures related mainly to assets under lease by HPFS to third parties and to continued investment in IPG manufacturing equipment.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, cash flows from operations and available credit facilities. We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally-generated cash flow with a combination of short- and long-term borrowings.

Performance Metrics

        Trade accounts receivable days sales outstanding were 40 at April 30, 2003 compared to 42 at October 31, 2002 and 33 at April 30, 2002. The sequential decrease resulted from increased effectiveness in collection efforts from both retail and business customers. The year-over-year increase was due primarily to a change in the composition of our receivables balance resulting from the Compaq acquisition. For the most part, this change in composition was the result of fewer early payment incentives and longer payment terms in Compaq's sales agreements. Annualized inventory turns were 9.1 at April 30, 2003 compared to 9.2 at October 31, 2002 and 7.6 at April 30, 2002. The year-over-year improvement resulted in part from the acquisition of Compaq, which operated in a business mix that required lower levels of inventories, as well as the result of active inventory management.

Equity Repurchases

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other opportunistic share repurchases. This plan authorizes repurchases in the open market or in private transactions. In the first half of fiscal 2003, we repurchased 20,116,000 shares at an aggregate price of $346 million. In the first half of fiscal 2002, we repurchased 9,402,000 shares for an aggregate price of $204 million. As of June 6, 2003, we had authorization for remaining future repurchases of approximately $548 million.

Funding Commitments

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $1.1 billion, primarily for employee severance and other employee benefits and facilities costs. Of this amount, $1.0 billion is recorded as a short- and long-term liability on our Consolidated Condensed Balance Sheet at April 30, 2003 and the remainder will be expensed in future periods as the costs are incurred or the requirements to record the costs as a liability are met.

        As disclosed on May 20, 2003 in connection with HP's second quarter earnings release, HP expects to initiate in the third quarter of fiscal 2003 incremental workforce reductions of approximately 3,500 employees associated with the realignment of the ESG organization as well as continued management of our cost structure. We expect future cash expenditures of approximately $200 million to $300 million, primarily for employee severance costs.

        Cash expenditures related to employee severance are expected to be substantially complete by the end of fiscal 2003.

        We made post-retirement contributions of approximately $500 million for the six-month period ended April 30, 2003, of which $380 million was used to fund our U.S. pension plans. We estimate contributing $600 million to the plans during the remainder of the year, of which we will use the entire amount for international plans.

        We expect to make cash payments of approximately $300 million for retention bonuses in the third quarter of fiscal 2003.

        The total future cash expenditures are expected to be funded primarily from existing cash balances and cash flows generated from operations.

Borrowings

	April 30, 2003	October 31, 2002	Increase (Decrease)	Amount Available as of April 30, 2003
	(In millions)
Notes payable and short-term borrowings	$1,745	$1,793	$(48)	$9,384
Long-term debt	6,726	6,035	691	3,205

Total short- and long-term debt	$8,471	$7,828	$643	$12,589

        Short- and long-term debt in the first six months of fiscal 2003 increased by $643 million from the beginning of the period, including the $111 million effect of non-cash items related primarily to remeasurement adjustments in accordance with SFAS No. 52. The increase in short- and long-term debt was due mainly to long-term debt issuances of approximately $750 million and short-term debt issuances, including $3.4 billion issued under our commercial paper programs and $198 million in additional short-term borrowings, offset in part by repayments made during the period of approximately $3.8 billion.

        During the first half of fiscal 2003, we issued a total of $1.9 billion of commercial paper at interest rates ranging from 1.42% to 1.59% under our $4.0 billion U.S. commercial paper program that was established in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, issued $1.5 billion during the first half of fiscal 2003, at local currency interest rates ranging from 0.18% to 4.22%, under a Euro Commercial Paper/Certificate of Deposit Programme that was established in May 2001. We had approximately $415 million outstanding under our commercial paper programs at June 6, 2003.

        In March 2003, our $2.7 billion 364-day senior unsecured committed borrowing facility expired and was simultaneously replaced by a $1.7 billion 364-day senior unsecured committed borrowing facility. We also have a $1.3 billion three-year facility that was established in March 2002 (collectively, the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary based on HP's external credit ratings. The Credit Facilities are generally available to support the issuance of commercial paper or for other corporate purposes. As of June 6, 2003, there were no borrowings outstanding under the Credit Facilities.

        We also maintain, through various foreign subsidiaries, lines of credit with a total borrowing capacity of $2.7 billion from a number of financial institutions. There was approximately $222 million outstanding at June 6, 2003 under these borrowing programs.

        As a result of the Compaq acquisition and associated credit rating changes, HP's debt due to CCF Charterhouse, now HSBC-CCF, became subject to a put option whereby the debt became repayable at the option of HSBC-CCF. On December 17, 2002, HSBC-CCF waived this put option and renegotiated it so that the debt becomes repayable, at HSBC-CCF's election, on September 29, 2003.

        At June 6, 2003, we had outstanding long-term debt totaling $7.4 billion, including $616 million due within one year. Of our total long-term debt outstanding, approximately $2.7 billion is due between 2003 and 2005, approximately $3.4 billion is due between 2006 and 2008 and the remainder is due at various dates through 2023. For a description of our outstanding debt, see Note 8 to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

        We have access to future long-term borrowings under our shelf registration statement that was declared effective in March 2002 (the "2002 Shelf Registration Statement"). At June 6, 2003 we have issued $2.0 billion of Global Notes under the 2002 Shelf Registration Statement, which mature on various dates between 2007 and 2012, and we have future borrowing capacity of $1.0 billion under this registration statement.

        We also have access to future long-term borrowings under our Euro Medium-Term Note Programme, filed with the Luxembourg Stock Exchange, which originally allowed us to offer up to $3.0 billion of Medium-Term Notes. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. At June 6, 2003 we have approximately $875 million outstanding under the Euro Medium-Term Note Programme, which matures in July 2006, and we have future borrowing capacity of $2.1 billion.

        We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, other than the HSBC-CCF debt described above. However, a downgrade in our credit rating would increase the cost of our credit facilities. Also, a downgrade in our credit rating could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. Should this occur, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme. In addition, we have the ability at our option to draw upon our senior unsecured credit facilities totaling $3.0 billion.

        The vast majority of total outstanding debt was issued or assumed by HP and not by our financing business, HPFS. However, HPFS is a financial services organization and, like other financial services companies, has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At April 30, 2003, HPFS had approximately $7.0 billion in net financing assets, which include short- and long-term financing receivables and operating lease assets.

FACTORS THAT COULD AFFECT FUTURE RESULTS

        Because of the following factors, as well as other variables affecting our operating results, you should not consider past financial performance to be a reliable indicator of future performance, and you should not use historical trends to anticipate results or trends in future periods.

The competitive pressures we face could harm our revenue, gross margin and prospects.

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and we compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, customer service and support. If our products, services and support do not enable us to compete successfully based on any of those criteria, it could harm our operations, results and prospects. Further, we may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margin and therefore our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

If we cannot continue to develop, manufacture and market innovative products and services that meet customer requirements for performance and reliability, we may lose market share and our revenue may suffer.

        The process of developing new high technology products and services and enhancing existing products and services is complex and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately and to develop or obtain appropriate intellectual property could significantly harm our market share and results of operations. We must make long-term investments and commit significant resources before knowing whether our predictions will eventually result in products and services that the market will accept. After we develop a product, we must be able to manufacture sufficient volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position.

If we do not effectively manage our product and services transitions, our revenue may suffer.

        If we do not make an effective transition from existing products and services to future offerings, our revenue may decline. Among the factors that make a smooth transition difficult are delays in development or manufacturing, variations in costs, delays in customer purchases in anticipation of new introductions and customer demand for the new offerings. Our revenue and gross margin also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales of some of our current offerings, offsetting the benefit of even a successful introduction. There may also be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions that must be managed. Given the competitive nature of our industry, if we incur delays in new introductions or do not accurately estimate the market effects of new introductions, future demand for our products and services and our revenue may suffer.

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

  •
  achieving savings from supply chain integration; and

  •
  managing integration issues shortly after or pending the completion of other independent reorganizations.

        In May 2002, we completed our acquisition of Compaq, a leading provider of information technology products, services and solutions with operations worldwide. In addition to the Compaq transaction, we completed an exchange offer to acquire the outstanding shares of Indigo N.V., a leading commercial and industrial printing systems company, in the second quarter of fiscal 2002 and acquired the remaining outstanding stock of Intria, a provider of IT services, in the first quarter of fiscal 2003. We evaluate and enter into other acquisition, alliance, joint venture and divestiture transactions on an ongoing basis. We may not successfully address the integration challenges associated with these transactions in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of any transaction (including through workforce reductions or other restructurings, procurement synergies and other operational efficiencies) to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may depend partially upon the actions of employees, suppliers or other third parties.

        Even if an acquisition or alliance is successfully integrated or if we successfully divest a business, we may not receive the expected benefits of the transaction. Managing acquisitions, alliances, joint ventures and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and may in the future result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with transactions, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. Also, any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect our internal cost of capital estimates and therefore operational decisions. In addition, the effective tax rate of HP on an ongoing basis is uncertain and extraordinary transactions could impact our effective tax rate. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Our revenue, cost of sales, research and development and selling, general and administrative expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, partners and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our intellectual property rights could be challenged, invalidated or circumvented, or our intellectual property rights may not provide competitive advantages, which could significantly harm our business. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses. Third parties also may claim that we are infringing upon their intellectual property rights. Even if we do not believe that our products or businesses are infringing upon third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements or pay costly damage awards. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. In addition, it is possible that as a consequence of a merger or acquisition transaction third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these agreements.

Economic weakness has adversely affected, and could continue to affect adversely, our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on the overall demand for computing and imaging products and services, particularly in the product and service segments in which we compete. Softening demand for our products and services caused by ongoing economic weakness has resulted, and may result, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. The economy has weakened and market conditions continue to be challenging. As a result, individuals and companies have delayed or reduced expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could experience increases in bad debt write-offs and additions to reserves in our receivables portfolio, our lessees may be unable to make required lease payments and leased equipment may be worth less upon its return to us than was estimated at lease inception. We have also experienced gross margin declines in certain businesses, reflecting the effect of items such as competitive pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. The economic situation also has led to restructuring actions and associated expenses and impairment of our investment portfolio. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Terrorist acts, international conflicts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and subsequent large-scale terrorist attcks in other countries were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts, acts of war or hostility, including the war in Iraq, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. In addition, as a major multi-national company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue, gross margin and profitability could suffer.

        We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both retail and direct sales to both enterprise accounts and consumers. Since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore profitability. For example:

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

We depend on third party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly.

        Our manufacturing operations depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver sufficient quantities of quality components and products at reasonable prices in time to meet critical manufacturing and distribution schedules. Given the wide variety of systems, products and services that we offer and the large number of our suppliers and contract manufacturers that are dispersed across the globe, problems could arise in planning production and managing inventory levels that could seriously harm us. We also rely on third party suppliers for the provision of contingent workers and our failure effectively to manage our use of such workers could adversely affect our results of operations or expose us to various legal claims relating to their status. We could also face problems arising from component shortages, excess supply and risks related to fixed-price contracts that would require us to pay more than the open market price.

  •
  Supply shortages. Occasionally we may experience a short supply of certain component parts or workers as a result of strong demand in the industry or problems experienced by suppliers. If shortages or delays persist, the price of these components or workers may increase, we may be exposed to quality issues or the components or workers may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margin could suffer until other sources can be developed.

  •
  Oversupply. In order to secure components for the production of new products or to secure workers in critical areas, at times we may make advance payments to suppliers, or we may enter into non-cancelable purchase commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply of parts could result in excess or obsolete components or we could have an oversupply of workers in certain areas, either of which could adversely affect our gross margin.

  •
  Long-term pricing commitments. As a result of binding price or purchase commitments with vendors, we may be obligated to purchase components or to retain workers at prices that are higher than those available in the current market. In the event that we become committed to purchase components or to retain workers for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or workers at lower prices, and our gross margin could suffer.

        In addition, in many instances we rely on offshore suppliers, including manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture. Regional economic, business, environmental, political, medical, or military conditions or events could disrupt supplies in foreign locations as discussed in the following risk factor.

        Our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. In addition, new products that we introduce may initially utilize custom components obtained from only one source until we have evaluated whether there is a need for additional suppliers. The performance of such single source suppliers may affect the quality, quantity and price of supplies to HP.

Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses and financial condition.

        Sales outside the United States make up more than half of our revenue. Our future revenue, costs and expenses and financial condition could suffer due to a variety of international factors, including:

  •
  changes in a country's or region's political or economic conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military conflicts;

  •
  currency fluctuations, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

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

  •
  foreign currency fluctuations and related macroeconomic dislocations; and

  •
  natural disasters.

        The factors described above could also disrupt our product and component manufacturing and key suppliers located outside of the United States, including in Asia. The outbreak of Severe Acute Respiratory Syndrome (SARS) may disrupt the manufacturing of goods produced in Asia and our ability to purchase from suppliers in Asia, as well as the economies of affected countries. Although the outbreak has been largely concentrated in Asia, cases have been confirmed in, among other locations, the United States and Canada, and HP temporarily quarantined employees located in certain of HP's Canadian facilities in connection with the outbreak. In addition, HP previously imposed, and may impose in the future, travel restrictions to and from affected countries. Taiwan also has suffered earthquakes and typhoons, resulting in temporary communications and supply disruptions. In addition, we procure components from Japan, which suffers from earthquakes periodically. Moreover, our Indigo subsidiary has research and development and manufacturing operations located in Israel, which may be more subject to disruptions or other problems in light of ongoing regional instability.

Impairment of our investment portfolio could harm our net earnings.

        We have an investment portfolio that includes minority equity and debt investments. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments and may incur losses related to the impairment of these investments and therefore charges to net earnings. Some of our investments are in public and privately-held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development are typically in the early stages and may never become successful. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. We often couple our investments in technology companies with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and third parties, including competitors, may subsequently acquire these companies. Economic weakness could further impact our investment portfolio.

Cost constraints and organizational transition could adversely affect the success of our solutions model and, therefore, our revenue.

        We offer total information technology solutions to our customers, which requires us to maintain our vertical industry presence, enhance programs that enable our customers to purchase information technology as a utility, develop new solutions offerings and develop new employee skills. Our failure to do so effectively could result in our offerings not being competitive and lead to a reduction in consumer demand for our products and services, which could adversely affect our revenue.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue and financial condition and our costs and expenses could suffer in the event of a major earthquake. In addition, some areas, including California, have experienced, and may continue to experience, ongoing power shortages, which have resulted in "rolling blackouts." These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly self-insured for losses and interruptions caused by earthquakes, power outages, water shortages, floods, extreme weather conditions and other natural disasters.

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

        Like other technology companies, we generally sell more hardware products in the third month of each quarter than in the first and second months. This uneven sales pattern makes it difficult to predict near-term demand and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter, which could adversely affect quarterly revenue and earnings and increase the risk of unanticipated variations in quarterly results and financial condition. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, European sales are often weaker in the third calendar quarter, consumer sales are often stronger in the third and fourth calendar quarters, and customers may spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. Many of the factors that create and affect seasonal trends are beyond our control.

In order to be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives are also critical to our future. Competition for experienced management and technical, marketing and support personnel in the information technology industry can be intense, including in Silicon Valley, where HP's headquarters and certain key research and development facilities are located. We also implemented retention programs in connection with the Compaq acquisition. Although most participants in these retention programs received their payouts in May 2003, some executives and other key employees will receive payouts in September 2003 (assuming continued employment), and the ultimate effect on employee retention following the expirations of these programs is uncertain. The loss of key employees could have a significant impact on our operations and stock price. We also must continue to motivate employees and keep them focused on HP's strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions, the acquisition and integration of Compaq, the fiscal 2002 proxy fight and general uncertainty.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq acquisition, we announced workforce restructurings as well as reductions through our early retirement programs involving more than 17,900 employees worldwide. In addition to these workforce reductions, in the second quarter of fiscal 2003 we took a restructuring charge for an incremental workforce reduction of 2,300 employees and on May 20, 2003, in connection with our second quarter earnings release, we announced a reduction of an additional 3,500 employees expected by fiscal year-end. We may have additional workforce reductions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs and the failure to meet operational targets due to the loss of employees or decreases in employee morale.

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

  •
  changes in quarterly revenue or earnings estimates by the investment community; and

  •
  speculation in the press or investment community about our strategic position, financial condition, financial reporting, results of operations, business or significant transactions.

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

System security risks and systems integration issues could disrupt our internal operations or information technology services provided to customers, which could harm our revenue and increase our expenses.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses in addressing problems created by security breaches of our network. Moreover, we could lose existing or potential customers for information technology outsourcing services or other information technology solutions, or incur significant expenses in connection with our customers' system failures. The costs to eliminate computer viruses and alleviate other security problems could be significant. In addition, the efforts to address these problems could result in interruptions, delays or cessation of service. In addition, portions of our information technology infrastructure may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work.

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

  •
  requiring a two-thirds shareowner vote to amend certain bylaws relating to shareowner meetings, the board of directors and indemnification; and

  •
  controlling the procedures for conduct of Board and shareowner meetings and election, appointment and removal of directors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which is incorporated herein by reference. Our exposure to market risks has not changed materially since October 31, 2002.

Item 4. Controls and Procedures.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information relating to HP, including our consolidated subsidiaries, required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and was made known to them by others within HP and its consolidated subsidiaries, particularly during the period when this report was being prepared.

        In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore we did not take any corrective actions.

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

Item 2. Changes in Securities and Use of Proceeds.

Sales of Unregistered Securities

        During the second quarter of fiscal 2003, HP issued 32,252 shares of unregistered HP common stock to former employees of Indigo upon the exercise of options assumed in connection with the Indigo acquisition, for an aggregate purchase price of $198,720. The foregoing purchases and sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

Item 4. Submission of Matters to a Vote of Security Holders.

        HP held its annual meeting of shareowners on April 2, 2003 in Atlanta, Georgia.

        At the 2003 annual meeting of shareowners, the shareowners elected the following individuals to the Board of Directors for the succeeding year or until their successors are duly qualified and elected:

Name	Votes For	Votes Withheld
Lawrence T. Babbio, Jr.	2,534,863,998	92,562,410
Philip M. Condit	2,436,052,657	191,395,376
Patricia C. Dunn	2,435,437,680	192,010,353
Carleton S. Fiorina	2,511,047,949	116,410,105
Sam Ginn	2,433,028,980	194,419,053
Richard A. Hackborn	1,951,473,725	675,974,088
Dr. George A. Keyworth II	2,434,899,787	192,526,621
Robert E. Knowling, Jr.	2,432,501,956	194,924,452
Sanford M. Litvack	2,412,643,676	214,782,952
Thomas J. Perkins	2,435,127,414	192,299,214
Lucille S. Salhany	2,427,368,303	200,058,105

        At the 2003 annual meeting of shareowners, shareowners voted upon the following proposals:

  •
  The shareowners approved the ratification of the appointment of Ernst & Young LLP as HP's independent auditors for the 2003 fiscal year. There were 2,407,730,024 votes cast for the ratification, 194,598,799 votes cast against the ratification and 25,097,685 abstentions.

  •
  The shareowners approved the Hewlett-Packard Company Executive Pay-For-Results Plan (the "Executive PfR Plan"). There were 2,357,412,232 votes cast for the Executive PfR Plan, 242,661,603 votes cast against the Executive PfR Plan and 27,352,673 abstentions.

  •
  The shareowners approved a shareowner proposal to recommend that HP's Board of Directors redeem any poison pill previously issued and not adopt or extend any poison pill unless such adoption or extension has been submitted to a shareholder vote. There were 1,191,549,349 votes cast for the proposal, 941,937,031 votes cast against the proposal, 34,588,649 abstentions and 459,351,478 shares as to which brokers did not receive specific voting instructions ("broker non-votes"). This vote was of an advisory nature. The Board is duly considering the recommendation.

  •
  The shareowners voted against a shareowner proposal that at least two candidates be nominated for each open Board of Directors position. There were 158,134,107 votes cast for the proposal, 1,972,203,291 votes cast against the proposal, 37,737,631 abstentions and 459,351,478 broker non-votes.

  •
  The shareowners voted against a shareowner proposal to request HP's Board of Directors to make all lawful efforts to implement and/or increase activity on each of the proposal's named principals in the People's Republic of China. There were 164,838,219 votes cast for the proposal, 1,892,385,201 votes cast against the proposal, 110,851,610 abstentions and 459,351,478 broker non-votes.

  •
  The shareowners voted against a shareowner proposal to request that HP's Board of Directors adopt an executive compensation policy that all future stock options granted to senior executives shall be performance-based. There were 285,500,969 votes cast for the proposal, 1,844,014,923 votes cast against the proposal, 38,559,138 abstentions and 459,351,478 broker non-votes.

  •
  The shareowners voted against a shareowner proposal to request that HP's Board of Directors establish a policy of expensing in HP's annual income statement the costs of all future stock options issued by HP. There were 941,995,621 votes cast for the proposal, 1,144,043,371 votes cast against the proposal, 82,036,038 abstentions and 459,351,478 broker non-votes.

  •
  The shareowners approved a shareowner proposal to request that HP's Board of Directors obtain shareholder approval for future severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executive's base salary plus bonus. There were 1,118,226,580 votes cast for the proposal, 1,016,538,672 votes cast against the proposal, 33,309,778 abstentions and 459,351,478 broker non-votes. This vote was of an advisory nature. The Board is duly considering the recommendation.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

        The Exhibit Index found on page 79 of this report sets forth a list of exhibits.

  (b)
  Reports on Form 8-K:

          On February 26, 2003, HP filed a report on Form 8-K dated February 25, 2003, which reported under Item 5 financial statements, which were filed as an exhibit under Item 7, and other information relating to the results of its first fiscal quarter ended January 31, 2003. HP also furnished (not filed) under Item 9 the press release entitled "HP Reports First Quarter 2003 Results" relating to the results of its first fiscal quarter ended January 31, 2003.

          On March 14, 2003, HP filed a report on Form 8-K dated March 13, 2003, which reported under Item 5 the completion of the offering of its 3.625% Global Notes due March 15, 2008, made pursuant to an underwriting agreement (the "Underwriting Agreement"), dated as of March 6, 2003, by and among HP and Salomon Smith Barney Inc., BNP Paribas Securities Corp. and HSBC Securities (USA) Inc. (as representatives of the several Underwriters named therein). HP also filed the Underwriting Agreement and the form of the 3.625% Notes due March 15, 2008 as exhibits to the report under Item 7.

          On May 20, 2003, HP filed a report on Form 8-K dated May 20, 2003, which reported under Item 5 financial statements, which were filed as an exhibit under Item 7, relating to the results of its second fiscal quarter ended April 30, 2003. HP also furnished (not filed) pursuant to Item 12 under Item 9 the press release entitled "HP Reports Second Quarter 2003 Results" relating to the results of its second fiscal quarter ended April 30, 2003, which was also filed as an exhibit under Item 7.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN
Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 12, 2003

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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: June 12, 2003
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

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: June 12, 2003
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
3(c)
Registrant's Amended and Restated By-Laws adopted November 22, 2002, which appears as Exhibit 3(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.
3(d)
Registrant's Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock, which appears as Exhibit 3.4 to Registrant's Form 8-A dated September 4, 2001, which exhibit is incorporated herein by reference.
3(e)
Registrant's Certificate Eliminating Series A Participating Preferred Stock, which appears as Exhibit 3(e) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003, which exhibit is incorporated herein by reference.
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
4(f)
Form of 5.75% Global Note due December 15, 2006, and related Officers' Certificate, which appear as Exhibits 4.1 and 4.2 to Registrant's Form 8-K dated December 7, 2001, which exhibits are incorporated herein by reference.
4(g)
Form of 5.50% Global Note due July 1, 2007, and Form of related Officers' Certificate, which appear as Exhibits 4.1, and 4.3 to Registrant's Form 8-K dated June 26, 2002, which exhibits are incorporated herein by reference.
4(h)
Form of 6.50% Global Note due July 1, 2012 and Form of related Officers' Certificate, which appear as Exhibits 4.2 and 4.3 to Registrant's Form 8-K dated June 26, 2002, which exhibits are incorporated herein by reference.
4(i)
Form of Registrant's fixed Rate Note and Form of Floating Rate Note, which appear as Exhibits 4.1 and 4.2 to Registrant's Form 8-K dated December 11, 2002, which exhibits are incorporated herein by reference.
4(j)
Form of 3.625% Global Note due March 15, 2008 and related Officers' Certificate, which appear as Exhibits 4.1 and 4.2 to Registrant's Form 8-K dated March 14, 2003, which exhibits are incorporated herein by reference.
5-9	Not applicable.
10(a)
Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(b)
Registrant's 1997 Director Stock Plan, amended and restated effective as of July 18, 2002, which appears as Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which exhibit is incorporated herein by reference. *
10(c)
Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(d)
Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(e)
Registrant's 1985 Incentive Compensation Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(f)
Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(g)
Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *

10(h)
Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(i)
Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(j)
Form of Restricted Stock Grant Notice-1989 Equity Incentive Plan, which appears as Exhibit 10(w)(w) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference. *
10(k)
Compaq Computer Corporation 1985 Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(l)
Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(m)
Compaq Computer Corporation 1985 Non-Qualified Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(n)
Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, which appears as Exhibit 10.5 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference. *
10(o)
Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, which appears as Exhibit 10.11 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference. *
10(p)
Compaq Computer Corporation 1998 Former Non-Employee Replacement Option Plan, which appears as Exhibit 10.9 to Amendment No. 1 to Registrant's Form S-3 Registration Statement (Registration No. 333-86378) dated April 18, 2002, which exhibit is incorporated herein by reference. *
10(q)
StorageApps Inc. 2000 Stock Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(r)
Flexible Stock Incentive Plan of Indigo N.V., amended and restated effective November 21, 2002, which appears as Exhibit 10(r) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *

10(s)
Indigo N.V. 1996 International Flexible Stock Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(t)
VeriFone, Inc. Amended and Restated 1992 Non-Employee Directors' Stock Option Plan, which appears as Exhibit 99.1 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference. *
10(u)
VeriFone, Inc. Amended and Restated 1987 Supplemental Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(v)
VeriFone, Inc. Amended and Restated Incentive Stock Option Plan and form of agreement, which appear as Exhibit 99.2 to Registrant's Form S-8 filed on July 1, 1997, which exhibit is incorporated herein by reference. *
10(w)
1995 Convex Stock Option Conversion Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(x)
1993 Metrix Stock Option Conversion Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(x) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(y)
Registrant's 2000 Employee Stock Purchase Plan amended and restated effective November 1, 2000, which appears as Exhibit 10(y) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003, which exhibit is incorporated herein by reference. *
10(z)
Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999, which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference. *
10(a)(a)
First Amendment to Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999, which appears as Exhibit 10(b)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(b)(b)
Compaq Computer Corporation Cash Account Pension Restoration Plan, which appears as Exhibit 10(c)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(c)(c)	Compaq Computer Corporation Deferred Compensation and Supplemental Savings Plan (as amended and restated effective January 1, 2003). *
10(d)(d)
Registrant's Executive Pay-For-Results Plan, amended and restated effective November 1, 2002, which appears as Exhibit 10(e)(e) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003, which exhibit is incorporated herein by reference. *

10(e)(e)
Registrant's Executive Deferred Compensation Plan, amended and restated effective October 1, 2002, which appears as Exhibit 10(g)(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(f)(f)
Registrant's 2001 Executive Transition Program, which appears as Exhibit 10(z) to Registrant's Form 10-K for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference. *
10(g)(g)
Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina, which appears as Exhibit 10(g)(g) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference. *
10(h)(h)
Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between Registrant and Carleton S. Fiorina, which appears as Exhibit 10(i)(i) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference. *
10(i)(i)
Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina, which appears as Exhibit 10(j)(j) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference. *
10(j)(j)
Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina, which appears as Exhibit 10(k)(k) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference. *
10(k)(k)	Form of Executive Severance Agreement, which appears as Exhibit 10(u)(u) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference. *
10(l)(l)	Form of Executive Officers Severance Agreement, which appears as Exhibit 10(v)(v) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference. *
10(m)(m)	Form of letter dated March 6, 2003, amending Severance Agreement for certain employees who were employees of Compaq prior to its acquisition by HP. *
10(n)(n)
Form of Indemnity Agreement between Compaq and its executive officers, which appears as Exhibit 10(x)(x) to Registrant's Form 10-Q filed on June 13, 2002, which exhibit is incorporated herein by reference. *
10(o)(o)
General Waiver and Release Agreement executed by Michael D. Capellas with attached Benefits Summary Upon Termination dated November 11, 2002, which appears as Exhibit 10(p)(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(p)(p)
Registrant's Service Anniversary Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(q)(q) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(q)(q)
Registrant's Employee Stock Purchase Plan, amended and restated as of June 30, 2000, which appears as Exhibit 10(s)(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *

10(r)(r)	Registrant's 1987 Director Option Plan, which appears as Exhibit 4 to Registrant's Form S-8 filed on August 31, 1989 (Registration No. 33-30769), which exhibit is incorporated herein by reference. *
10(s)(s)
Stock Option Agreement for Registrant's 1995 Incentive Stock Plan, as amended, Compaq 2001 Stock Option Plan, as amended, Compaq 1998 Stock Option Plan, as amended, Compaq 1995 Equity Incentive Plan, as amended and Compaq 1989 Equity Incentive Plan, as amended, which appears as Exhibit 10(u)(u) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(t)(t)
Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended, which appears as Exhibit 10(e) to Registrant's Form 10-K filed for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference. *
10(u)(u)
Stock Option Agreement for Registrant's 1985 Incentive Compensation Plan, as amended, which appears as Exhibit 10(b) to Registrant's Form 10-K filed for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference. *
10(v)(v)
Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended, which appears as Exhibit 10(x)(x) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(w)(w)
Stock Option Agreement for Registrant's 1987 Director Option Plan, which appears as Exhibit 10(y)(y) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(x)(x)
Stock Option Agreement for Compaq 1985 Stock Option Plan, as amended, which appears as Exhibit 10(z)(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(y)(y)
Stock Option Agreement for Compaq 1985 Nonqualified Stock Option Plan, as amended, which appears as Exhibit 10(a)(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(z)(z)	Form of Stock Option Agreement for Registrant's 2000 Stock Plan, as amended. *
10(a)(1)	Form of Cash Award Agreement (Performance Based) for Registrant's 2000 Stock Plan, as amended. *
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
13-14	Not applicable.
15	None.
16-17	Not applicable.
18-19	None.
20-21	Not applicable.
22-24	None.
25-26	Not applicable.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates management contract or compensatory plan, contract or arrangement.

        The registrant agrees to furnish to the Commission supplementally upon request a copy of (1) any instrument with respect to long-term debt not filed herewith as to which the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis and (2) any omitted schedules to any material plan of acquisition, disposition or reorganization set forth above.

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
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
CERTIFICATION
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX