Form 10-Q
period 2003-07-31
HEWLETT PACKARD CO
filed 2003-09-11
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2003
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2003
Common Stock, $0.01 par value	3,049,140,000 shares

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they ever materialize or prove incorrect, could cause the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of, and expectations and beliefs regarding, revenue, margins, earnings or losses from operations, synergies, or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of integration and restructuring plans; any statements concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include macroeconomic and geopolitical trends and events; the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; and other risks that are described herein and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed after HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, except as to items that are specifically superseded by "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net revenue:
Products	$13,821	$13,074	$42,752	$31,524
Services	3,414	3,327	10,105	6,696
Financing income	113	135	351	320

Total net revenue	17,348	16,536	53,208	38,540

Costs and expenses:
Cost of products	10,263	9,968	31,533	23,453
Cost of services	2,489	2,439	7,354	4,837
Financing interest	57	54	166	122
Research and development	896	1,002	2,745	2,390
Selling, general and administrative	2,785	2,677	8,305	5,945
Amortization of purchased intangible assets and goodwill	141	147	420	251
Restructuring charges	376	1,612	610	1,630
Acquisition-related charges	40	378	252	556
In-process research and development charges	—	735	—	793

Total costs and expenses	17,047	19,012	51,385	39,977

Earnings (loss) from operations	301	(2,476)	1,823	(1,437)
Interest and other, net	10	20	41	(16)
Losses on investments and other, net	(24)	(39)	(41)	(23)

Total interest and other (loss) income, net	(14)	(19)	—	(39)

Earnings (loss) before taxes	287	(2,495)	1,823	(1,476)
(Benefit from) provision for taxes	(10)	(466)	146	(183)

Net earnings (loss)	$297	$(2,029)	$1,677	$(1,293)

Net earnings (loss) per share:
Basic	$0.10	$(0.67)	$0.55	$(0.56)

Diluted	$0.10	$(0.67)	$0.55	$(0.56)

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Weighted-average shares used to compute net earnings (loss) per share:
Basic	3,048	3,033	3,048	2,314
Diluted	3,071	3,033	3,063	2,314

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Balance Sheet
(In millions, except par value)

	July 31, 2003	October 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,911	$11,192
Short-term investments	252	237
Accounts receivable, net of allowance for doubtful accounts of $363 and $495 as of July 31, 2003 and October 31, 2002, respectively	7,629	8,456
Financing receivables, net of allowance for doubtful accounts of $120 and $150 as of July 31, 2003 and October 31, 2002, respectively	3,225	3,453
Inventory	6,142	5,797
Other current assets	7,089	6,940

Total current assets	37,248	36,075
Property, plant and equipment, net of accumulated depreciation of $6,866 and $5,612 at July 31, 2003 and October 31, 2002, respectively	6,563	6,924
Long-term financing receivables and other assets	8,480	7,758
Goodwill	14,768	15,089
Purchased intangible assets, net	4,480	4,864

Total assets	$71,539	$70,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$1,278	$1,793
Accounts payable	7,557	7,012
Employee compensation and benefits	1,466	2,012
Taxes on earnings	1,523	1,529
Deferred revenue	3,684	3,260
Accrued restructuring	913	1,309
Other accrued liabilities	7,676	7,395

Total current liabilities	24,097	24,310
Long-term debt	6,508	6,035
Other liabilities	4,068	4,103
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 3,049 and 3,044 shares issued and outstanding at July 31, 2003 and October 31, 2002, respectively)	30	30
Additional paid-in capital	24,517	24,660
Retained earnings	12,673	11,973
Accumulated other comprehensive loss	(354)	(401)

Total stockholders' equity	36,866	36,262

Total liabilities and stockholders' equity	$71,539	$70,710

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Consolidated Condensed Statement of Cash Flows
(Unaudited)
(In millions)

	Nine months ended July 31,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$1,677	$(1,293)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,926	1,410
Provisions for bad debt and inventory	355	329
Losses on investments and other, net	41	23
Acquisition-related charges, including in-process research and development	252	1,349
Restructuring charges	610	1,630
Deferred taxes on earnings	(184)	(740)
Other, net	57	96
Changes in assets and liabilities:
Accounts and financing receivables	1,308	1,105
Inventory	(633)	999
Accounts payable	530	54
Taxes on earnings	(72)	143
Other assets and liabilities	(2,193)	(1,163)

Net cash provided by operating activities	3,674	3,942

Cash flows from investing activities:
Investment in property, plant and equipment	(1,493)	(1,181)
Proceeds from sale of property, plant and equipment	216	226
Purchases of investments	(369)	(265)
Maturities and sales of investments	640	296
Cash (paid for) acquired through business acquisitions, net of acquisition costs	(71)	3,557
Dissolution of an equity investee	—	879

Net cash (used in) provided by investing activities	(1,077)	3,512

Cash flows from financing activities:
Decrease in notes payable and short-term borrowings, net	(257)	(2,064)
Issuance of debt	776	2,529
Payment of debt	(556)	(154)
Repurchase of zero-coupon subordinated convertible notes	—	(127)
Issuance of common stock under employee stock plans	441	359
Repurchase of common stock	(549)	(546)
Dividends	(733)	(556)

Net cash used in financing activities	(878)	(559)

Increase in cash and cash equivalents	1,719	6,895
Cash and cash equivalents at beginning of period	11,192	4,197

Cash and cash equivalents at end of period	$12,911	$11,092

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2003, its results of operations for the three- and nine-month periods ended July 31, 2003 and 2002, and its cash flows for the nine-month periods ended July 31, 2003 and 2002. The Consolidated Condensed Balance Sheet as of October 31, 2002 is derived from the October 31, 2002 audited financial statements. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

        The results of operations for the three- and nine-month periods ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

  General

        HP recognizes revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. The following policies apply to HP's major categories of revenue transactions.

  Products

        Product revenue consists mainly of revenue from hardware and software product sales in the Imaging and Printing, Personal Systems and Enterprise Systems businesses, excluding the revenue generated from service-related solutions in these businesses, which is included in services revenue as discussed below.

        In the first quarter of fiscal 2003, HP substantially conformed the standard terms and conditions of its sales agreements. This change impacted primarily pre-acquisition Compaq businesses, which had standard sales agreement terms and conditions that generally transferred title and risk of loss to the customer at the point of shipment and accordingly recognized revenue at that time. Under HP's standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is delivered to the customer, and HP recognizes revenue at the time of delivery. HP defers revenue when undelivered products or services are essential to the functionality of delivered products, customer acceptance is uncertain, significant obligations remain, or the fair value of undelivered elements is unknown. Revenue is reduced for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by HP directly or with HP's distributors and resellers. HP accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time HP recognizes revenue.

  Software

        Revenue from software consists of software licensing and post-contract customer support. HP allocates software revenue to the license and support elements using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE for the license, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, HP first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. HP recognizes revenue allocated to software licenses at the inception of the license. HP recognizes revenue allocated to post-contract support ratably over the term of the contract.

  Services

        Services revenue consists mainly of revenue from the HP Services business. In addition, services revenue includes revenue generated from service-related solutions in the Imaging and Printing, Personal Systems and Enterprise Systems businesses.

        HP recognizes revenue from long-term, fixed-price support or maintenance contracts, including extended warranty contracts, ratably over the contractual period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue and costs as services are rendered. HP recognizes revenue from short-term fixed-price contracts, such as consulting arrangements, over the contractual period on a proportional performance basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, which are regularly revised during the life of the contract. For long-term fixed-price outsourcing contracts, HP recognizes revenue ratably over the contractual service period and recognizes the costs associated with these contracts as incurred. HP amortizes revenue and costs associated with the transition phase of outsourcing contracts over the contractual service period. HP recognizes losses on fixed price contracts in the period that the loss becomes evident. HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. HP records revenue that is earned and recognized in excess of amounts invoiced on long-term fixed-price contracts as trade receivables.

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

Change in Depreciation Methodology

        HP adopted the straight-line method of depreciation for property, plant and equipment placed into service after April 30, 2002. Property, plant and equipment placed into service prior to May 1, 2002 continues to be depreciated using accelerated methods for buildings, building improvements, machinery and equipment and the straight-line method for leasehold improvements and leased equipment. HP believes this change allocates the costs of new property more appropriately in its financial results by better allocating costs of new property over the useful lives of these assets. In addition, the new method more closely conforms to the prevalent practices in the industries in which HP operates. The effect of this change was not material to HP's earnings or financial position.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized; however, these assets must be reviewed for impairment annually and whenever events and changes in circumstances indicate that there may be a potential impairment. Intangible assets with finite useful lives will continue to be amortized over their respective useful lives. The non-amortization provisions of SFAS No. 142 were effective immediately for goodwill and intangible assets with indefinite useful lives acquired after June 30, 2001. HP applied the non-amortization provisions of SFAS No. 142 to the remainder of its goodwill and intangible assets effective November 1, 2002. The application of these provisions did not have a material impact on HP's amortization of goodwill and intangible assets as the majority of HP's goodwill and intangible assets that would have been affected by the adoption of SFAS No. 142 were fully amortized or written off in a restructuring charge recorded in the third quarter of fiscal 2002, as discussed in Note 5. SFAS No. 142 also establishes specific guidance for testing for impairment of goodwill and intangible assets with indefinite useful lives. In accordance with SFAS No. 142, in the first quarter of fiscal 2003, HP completed the initial transitional impairment test on purchased intangibles with indefinite lives as of November 1, 2002 and in the second quarter of fiscal 2003, HP completed the initial transitional impairment test on goodwill recorded as of November 1, 2002. Based on these transitional impairment tests, HP concluded that no impairment existed at this date. See Note 4 for additional information regarding the impact of adopting SFAS No. 142.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt are not reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Gains or losses from extinguishment of debt that do not meet the criteria of APB Opinion No. 30 should be reclassified to income from continuing operations in all prior periods presented. HP adopted SFAS No. 145 effective November 1, 2002 and reclassified the gains on the early extinguishment of its debt and related taxes that were previously recorded in the Consolidated Condensed Statement of Operations as an extraordinary item to losses on investments and other, net and (benefit from) provision for taxes, respectively.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 and with one-time termination benefits and other exit or restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 supersedes EITF Issue No. 94-3 in its entirety. Under SFAS No. 146, the following conditions must be met for an action to qualify as an exit or disposal plan: management having the authority to approve the action commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement including the benefits that employees will receive upon termination (including but not limited to cash payments) in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. SFAS No. 146 has been applied prospectively to qualifying exit or disposal activities initiated after December 31, 2002, including certain restructuring charges associated with the restructuring plans described in Note 5.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity's product warranty liabilities. HP has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002 and adopted the disclosure provisions of FIN 45 in its Consolidated Condensed Financial Statements in the first quarter of fiscal 2003. The adoption of FIN 45 did not have a material impact on the results of operations or financial condition. See Note 7 for additional information regarding the impact of adopting FIN 45.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. HP is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

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

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied effective August 1, 2003, the beginning of the first fiscal period after June 15, 2003. HP has not invested in any VIEs created after January 31, 2003. HP is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on HP's results of operations or financial condition.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to HP's existing financial instruments effective August 1, 2003, the beginning of the first fiscal period after June 15, 2003. HP does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial condition.

        In May 2003, the EITF reached a consensus on Issue No. 01-8, "Determining Whether an Arrangement Contains a Lease." The FASB ratified this consensus in May 2003. EITF Issue No. 01-8 provides guidance on how to identify a lease in an arrangement that also provides for the delivery of other goods or services by the seller (lessor), such as outsourcing arrangements. The provisions of EITF Issue No. 01-8 apply to arrangements entered into on or after August 1, 2003, the beginning of the first fiscal period after June 15, 2003. HP is currently evaluating the effect that the adoption of EITF Issue No. 01-8 will have on its results of operations and financial condition.

        In May 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. HP is currently evaluating the effect that the adoption of EITF Issue No. 03-5 will have on its results of operations and financial condition.

Note 2: Net Earnings (Loss) Per Share

        HP's basic earnings (loss) per share ("EPS") is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS for the three- and nine-month periods ended July 31, 2003 includes dilution from the potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options. Diluted loss per share for the three- and nine-month periods ended July 31, 2002 is based only on the weighted-average number of shares outstanding during each of the periods, as the inclusion of any common share equivalents would have been antidilutive. In addition, the conversion of zero-coupon subordinated notes would have been antidilutive for the three- and nine-month periods ended July 31, 2003 and therefore is not reflected in diluted earnings per share for these periods.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the three- and nine-month periods ended July 31, 2003 and 2002:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
	(In millions, except per share data)
Numerator:
Net earnings (loss)	$297	$(2,029)	$1,677	$(1,293)

Denominator:
Weighted-average shares used to compute basic EPS	3,048	3,033	3,048	2,314
Dilutive common stock equivalents	23	—	15	—

Weighted-average shares used to compute diluted EPS	3,071	3,033	3,063	2,314

Net earnings (loss) per share:
Basic	$0.10	$(0.67)	$0.55	$(0.56)

Diluted	$0.10	$(0.67)	$0.55	$(0.56)

Note 3: Acquisitions

Compaq

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq common stock. HP assumed options to purchase Compaq common stock based on the same ratio, and also assumed certain Compaq stock plans. The acquisition of Compaq has enhanced HP's competitive position in key industries, while strengthening its sales force and relationships with strategic customer bases. The acquisition has enabled HP to focus on strategic product and customer bases, achieve significant cost synergies and economies of scale and improve the results of its combined Enterprise Systems Group, Personal Systems Group and HP Services businesses. Furthermore, these cost savings offer strategic benefits by reducing HP's cost structure in competitive businesses such as personal computers ("PCs"). The acquisition also allows the Imaging and Printing Group to leverage the interrelationship between PC and printer sales and utilize Compaq's direct distribution capabilities. HP derived the exchange ratio in the acquisition from estimates of future revenue and earnings of the combined company assuming completion of the acquisition, and from measuring the relative contributions of each of HP and Compaq to achieving these forecasted results, in addition to measuring the relative ownership of the combined company implied by their contributions. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock with a fair value of approximately $22.7 billion, the assumption of options to purchase approximately 200 million shares of HP common stock with a Black-Scholes fair value of approximately $1.4 billion and direct transaction costs of $79 million. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days

(August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the acquisition.

        HP initially recorded approximately $14.5 billion of goodwill, $3.5 billion of amortizable purchased intangible assets and $1.4 billion of a purchased intangible asset with an indefinite useful life in conjunction with the acquisition. The amortizable purchased intangible assets are composed of customer contracts, customer lists, distribution agreements, developed and core technology, patents and product trademarks and are being amortized over their estimated weighted-average useful lives, which range from six to nine years. The purchased intangible asset with an indefinite useful life is the Compaq trade name. In addition, HP recorded a pre-tax charge of approximately $735 million for in-process research and development ("IPR&D") at the completion of the acquisition because technological feasibility had not been established and no future alternative uses existed. HP also recorded deferred compensation of approximately $70 million, which relates to the intrinsic value of the unvested Compaq options assumed by HP as of the date of the acquisition. HP is amortizing the deferred compensation over the remaining vesting period of the options, which was approximately 3.5 years at the date of the acquisition. Results of operations for Compaq are included prospectively from the date of the acquisition.

        The following unaudited pro forma financial information presents the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of the period presented. Due to different historical fiscal period ends for HP and Compaq, the results for the nine months ended July 31, 2002 combine the historical results of HP for the nine months ended July 31, 2002 and the historical quarterly results of Compaq for the six months ended March 31, 2002 and for the period from May 3, 2002 (the acquisition date) to July 31, 2002. An adjustment of $162 million for the nine months ended July 31, 2002 has been made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, that would have been recorded if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of HP that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations or financial condition of HP. Pro forma results were as follows for the nine-month period ended July 31, 2002:

(In millions, except per share data)
Net revenue	$54,298
Cost of sales(1)	40,931

Gross margin	13,367
Research and development	2,974
Selling, general and administrative	8,272
Amortization of purchased intangible assets and goodwill	513
Restructuring charges	1,630
Acquisition-related charges	627
In-process research and development charges	793

Loss from operations	(1,442)
Interest and other, net	(48)
Losses on investments and other, net	(18)

Loss before taxes	(1,508)
Benefit from taxes	(189)

Net loss	$(1,319)

Net loss per share:
Basic	$(0.44)

Diluted	$(0.44)

(1)
Cost of products, cost of services and financing interest.

Indigo

        On March 22, 2002, HP acquired substantially all of the outstanding stock of Indigo not previously owned by HP in exchange for HP common stock and non-transferable CVRs and the assumption of options to purchase Indigo common stock. This acquisition has strengthened HP's printer offerings by adding high-performance digital color printing systems. The total consideration for Indigo was $719 million, which included the fair value of HP common stock issued and Indigo options assumed, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. HP issued approximately 32 million shares of HP common stock, and a consolidated subsidiary of HP issued approximately 53 million CVRs (which HP guaranteed) in connection with this transaction. HP recorded approximately $499 million of goodwill and $153 million of amortizable purchased intangible assets in conjunction with the acquisition and the previous equity investment. HP is amortizing the purchased intangible assets over their estimated useful lives, which range from five to eight years. In addition, HP recorded a pre-tax charge of approximately $58 million for IPR&D at the completion of the acquisition because technological feasibility had not been established and no future alternative uses existed.

        The CVRs issued in conjunction with this acquisition entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of July 31, 2003. Results of operations for Indigo are included prospectively from the date of acquisition. HP has not presented the pro forma results of operations of Indigo and HP because the results are not material to HP's results of operations.

Intria-HP

        On November 1, 2002, HP acquired the remaining outstanding stock of Intria, in which HP held a 49% equity interest at October 31, 2002, and other related IT assets from CIBC for cash consideration of approximately $100 million. Intria is a provider of managed services, which HP jointly owned with CIBC. In connection with the acquisition, HP also entered into a multi-year contract to provide managed services to CIBC. This acquisition and the outsourcing relationship with CIBC add depth and capability to HP Services, including expertise in managing complex, heterogeneous IT operating environments for customers in the financial services industry and others that demand high availability computing solutions. HP recorded approximately $60 million of goodwill and amortizable purchased intangible assets in connection with the acquisition. The purchased intangible assets, consisting mainly of customer contracts, are being amortized over their estimated weighted-average useful lives, which range from three to ten years. HP has included the results of operations for Intria prospectively from the date of acquisition. HP has not presented the pro forma results of operations of Intria and HP because the results are not material to HP's results of operations.

Liquidity Management Corporation

        At October 31, 2001, HP held a 49.5% equity interest in Liquidity Management Corporation ("LMC"), a non-strategic investment company, which was accounted for under the equity method of accounting. A third party investor held the remaining 50.5% of equity interest. On November 1, 2001, LMC redeemed the outstanding equity of the third party investor, leaving HP as the sole stockholder of LMC. Accordingly, effective November 1, 2001, HP has included the assets, liabilities and results of operations of LMC in its consolidated financial statements. At November 1, 2001, the assets of LMC consisted primarily of $879 million of cash and cash equivalents. Results of operations for LMC are included prospectively from November 1, 2001.

        HP also acquired another company during the third quarter of fiscal 2003 that was not significant to its financial position or results of operations.

Note 4: Goodwill and Purchased Intangible Assets

        As discussed in Note 1, HP adopted SFAS No. 142 effective November 1, 2002 and performed the initial transitional impairment test as of that date. SFAS No. 142 requires that HP allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. HP's reporting units are consistent with its reportable segments identified in Note 14. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

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

        In addition, during the first quarter of fiscal 2003, HP was required to perform a transitional impairment test for its purchased intangible asset with an indefinite life, the Compaq trade name. HP completed the transitional impairment test for the Compaq trade name and determined that no adjustment to the carrying value was required. HP will continue to evaluate the purchased intangible asset with an indefinite life on an annual basis as of the beginning of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        HP also has evaluated the remaining useful lives of its other purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. HP determined that no adjustments to the useful lives of its other purchased intangible assets were necessary. These other purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted average useful lives of approximately nine years, and developed and core technology, patents and product trademarks, which have weighted average useful lives of approximately six years.

        As previously described in Note 3, HP's purchased intangible assets associated with completed acquisitions at July 31, 2003 and October 31, 2002 are composed of:

	July 31, 2003
	Gross	Accumulated Amortization	Net
	(In millions)
Customer contracts, customer lists and distribution agreements	$2,030	$(307)	$1,723
Developed and core technology and patents	1,654	(382)	1,272
Product trademarks	84	(21)	63

Total amortizable purchased intangible assets	3,768	(710)	3,058
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,190	$(710)	$4,480

	October 31, 2002
	Gross	Accumulated Amortization	Net
	(In millions)
Customer contracts, customer lists and distribution agreements	$1,998	$(119)	$1,879
Developed and core technology and patents	1,650	(162)	1,488
Product trademarks	84	(9)	75

Total amortizable purchased intangible assets	3,732	(290)	3,442
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,154	$(290)	$4,864

        Amortization expense related to purchased intangible assets was $141 million and $137 million for the three-month periods and $420 million and $150 million for the nine-month periods ended July 31, 2003 and 2002, respectively.

        Estimated future amortization expense related to purchased intangible assets at July 31, 2003 is as follows:

Fiscal year:	(In millions)
2003 (Remaining 3 months)	$142
2004	552
2005	509
2006	467
2007	403
Thereafter	985

Total	$3,058

        HP completed the allocation of goodwill to its reportable segments during the quarter ended April 30, 2003 as part of its transitional goodwill impairment test. Goodwill allocated to HP's reportable segments as of October 31, 2002 and changes in the carrying amount of goodwill for the nine-month period ended July 31, 2003 are as follows:

	Imaging and Printing Group	Personal Systems Group	Enterprise Systems Group	HP Services	HP Financial Services	Total
	(In millions)
Balance at October 31, 2002	$1,532	$2,378	$5,504	$5,520	$155	$15,089
Goodwill acquired during the period	—	—	—	28	—	28
Goodwill adjustments	(33)	(76)	(214)	(19)	(7)	(349)

Balance at July 31, 2003	$1,499	$2,302	$5,290	$5,529	$148	$14,768

        The goodwill adjustments relate to the reversal in the second quarter of fiscal 2003 of a valuation allowance previously provided on a deferred tax asset related to a pre-acquisition Compaq U.S. capital loss carryforward, the realization of which was previously uncertain, as well as the effect of revising acquisition-related tax estimates in the third quarter of fiscal 2003.

        If the provisions of SFAS No. 142 had been in effect for all periods presented, HP's net earnings (loss) and net earnings (loss) per share would have been as follows for the three- and nine-month periods ended July 31, 2003 and 2002:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
	(In millions, except per share data)
Net earnings (loss):
Net earnings (loss), as reported	$297	$(2,029)	$1,677	$(1,293)
Add back amortization of goodwill, net of taxes	—	10	—	101

Net earnings (loss), as adjusted	$297	$(2,019)	$1,677	$(1,192)

Basic net earnings (loss) per share:
Net earnings (loss) per share, as reported	$0.10	$(0.67)	$0.55	$(0.56)
Add back amortization of goodwill, net of taxes	—	—	—	0.04

Net earnings (loss) per share, as adjusted	$0.10	$(0.67)	$0.55	$(0.52)

Diluted net earnings (loss) per share:
Net earnings (loss) per share, as reported	$0.10	$(0.67)	$0.55	$(0.56)
Add back amortization of goodwill, net of taxes	—	—	—	0.04

Net earnings (loss) per share, as adjusted	$0.10	$(0.67)	$0.55	$(0.52)

Note 5: Restructuring Charges

Fiscal 2003 Restructuring Plans

        In the second and third quarters of fiscal 2003, HP's management approved and initiated the implementation of plans to restructure certain of its operations. These actions included workforce reductions associated with managing HP's cost structure to better align it with current business conditions. The second quarter action also included asset impairments associated with the identification of duplicative assets and facilities (leased or owned) relating to the acquisition of Compaq. The $376 million charge recorded in the third quarter of fiscal 2003 was composed of the following: a $333 million charge for the third quarter action, a $5 million charge to adjust the charge for the second quarter action and a $38 million charge to adjust the charge for the fiscal year 2002 actions. All of these restructuring actions are discussed in detail below.

        HP recorded approximately $333 million in the third quarter of fiscal 2003 related to the third quarter restructuring plan. The majority of this amount is associated with severance, early retirement and other employee benefits related to the termination or early retirement of approximately 4,800 employees worldwide across many regions and job classes, including $11 million of non-cash charges. As of July 31, 2003, approximately 2,300 of these employees had been terminated or placed in the workforce reduction program or had retired and HP had made payments relating to these terminations totaling approximately $90 million. HP expects to pay out the majority of the remaining $232 million relating to severance and other employee benefits by the end of fiscal 2004.

        The total amount of costs incurred associated with the third quarter action by operating segment, is as follows:

Total Costs
(In millions)
Enterprise Systems Group	$107
Personal Systems Group	40
HP Services	118
Other infrastructure costs	68

Total	$333

        The total cost HP expects to incur for the second quarter action is approximately $268 million, of which HP has recorded approximately $218 million. Of this amount, $135 million is associated with severance and other employee benefits related to the termination of approximately 2,300 employees worldwide across many regions and job classes in HP Services, all of whom were terminated or placed in the workforce reduction program in the period in which the plan was approved. Payments for severance and other employee benefits of approximately $127 million have been made through July 31, 2003. HP also recorded approximately $83 million of charges associated with asset impairments, costs of vacating duplicative facilities (leased or owned) and contract termination costs associated primarily with the Personal Systems Group and the Enterprise Systems Group. The remaining costs of approximately $50 million are associated primarily with the cost of vacating duplicative facilities (leased or owned) and contract termination costs, both of which HP anticipates to be substantially settled by the end of fiscal 2005. HP did not record a liability in the third quarter of fiscal 2003 associated with the remaining costs as the components did not meet the recognition criteria of SFAS No. 146, as described in Note 1.

        The total amount of costs expected to be incurred associated with the second quarter action, the costs incurred for the three months ended July 31, 2003 relating to the second quarter action and the costs of such action incurred to date, by operating segment, are as follows:

	Total Costs Expected to be Incurred	Costs Incurred for the three months ended July 31, 2003	Costs Incurred to Date
	(In millions)
Enterprise Systems Group	$33	$—	$12
Personal Systems Group	27	2	27
HP Services	135	—	135
Other infrastructure costs	73	3	44

Total	$268	$5	$218

Prior Years' Restructuring Plans

        In fiscal 2002, HP's management initiated and approved plans to restructure the operations of both the pre-acquisition HP and pre-acquisition Compaq organizations. Consequently, HP recorded approximately $1.8 billion of costs associated with exiting the activities of pre-acquisition HP such as severance, early retirement and other employee benefits, costs of vacating duplicative facilities (leased or owned), contract termination costs, non-inventory asset impairment charges and other costs associated with exiting activities of HP. The asset impairments were the result primarily of the write-off of goodwill and purchased intangible assets associated with product roadmap decisions made in connection with the Compaq acquisition that led to the elimination of substantially all of the middleware and storage virtualization offerings acquired in fiscal 2001. HP accounted for the cost to restructure its pre-acquisition organization under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and included these costs as a charge to the results of operations for the year ended October 31, 2002. HP recorded approximately $960 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization. HP accounted for the costs to restructure pre-acquisition Compaq under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." HP recognized these costs as a liability assumed in the purchase business combination and included them in the allocation of the cost to acquire Compaq. The severance, early retirement costs and other employee benefits related to the termination or planned early retirement of 17,700 employees worldwide across many regions, business functions and job classes. As of July 31, 2003, approximately 17,400 employees included in the workforce reduction program had been terminated or had retired and HP had made payments related to the workforce reduction program of approximately $1.1 billion. HP has paid or will pay benefits of approximately $215 million through post-retirement and pension plans for retiring employees. HP expects to pay the majority of the remaining balance of the severance accrual by the end of fiscal 2003. The other related restructuring activities, which consist primarily of contractual obligations such as facility leases, are anticipated to be paid over the life of the related obligations. These obligations will be substantially settled by the end of fiscal 2005.

        For the three- and nine-month periods ended July 31, 2003, HP recorded $38 million and $59 million, respectively, of additional costs, net of reductions, in estimated severance costs and other employee benefits, asset impairments and other restructuring costs related to the pre-acquisition HP plan initially recorded in fiscal 2002 as a charge to its results of operations. These charges consisted of the following:

	Three months ended July 31, 2003	Nine months ended July 31, 2003
	(In millions)
Asset impairment adjustments	$—	$71
Net additions of employee severance and other employee benefits	59	32
Adjustments to other restructuring activities	(21)	(44)

Total	$38	$59

        Asset impairment adjustments in the nine months ended July 31, 2003 related mainly to buildings vacated as a result of the acquisition. The net addition of employee severance and other employee benefits in the three and nine months ended July 31, 2003 related primarily to voluntary severance actions that met the criteria for accrual in the third quarter of fiscal 2003. The net addition in the nine months ended July 31, 2003 also reflected adjustments of original estimates to actual costs incurred at various locations throughout the world. HP adjusted charges in other related restructuring activities in the three and nine months ended July 31, 2003 as original estimates of lease and contract termination costs were adjusted to actual costs incurred.

        In fiscal 2001, HP's management approved restructuring actions to respond to the global economic downturn and to improve HP's cost structure by streamlining operations and prioritizing resources in strategic areas of HP's business infrastructure. HP recorded total restructuring charges of $405 million in fiscal 2001 and 2002 to reflect these actions. These charges consisted of severance and other employee benefits related to the termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. Substantially all of these employees have been terminated and substantially all accrued costs related to severance and other related employee benefits have been paid. Additionally, as part of the acquisition of Compaq, HP acquired the remaining obligations of Compaq's existing restructuring plans of $259 million, which were initially recorded in Compaq's 2001 fiscal year. As of July 31, 2003, HP had paid out $110 million related to the acquired Compaq plans. The remaining balance of fiscal 2001 plans consist primarily of other restructuring costs as well as severance and other employee benefits associated with the pre-acquisition Compaq plan. HP expects to settle the majority of the remaining balance of the severance accrual by the end of fiscal 2003. The other related restructuring activities, which consist primarily of contractual obligations such as facility leases, are anticipated to be paid over the life of the related obligations. These obligations will be substantially settled by the end of fiscal 2005.

Summary of all Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for the first nine months of fiscal 2003:

	Balance, October 31, 2002	Costs Incurred	Adjustments	Cash Payments	Non-Cash Settlements	Currency Impact	Balance, July 31, 2003
	(In millions)
Fiscal 2003 plans:
Employee severance and other employee benefits	$—	$467	$—	$(217)	$(10)	$—	$240
Asset impairments	—	71	—	—	(71)	—	—
Other related restructuring activities	—	13	—	(2)	—	—	11

Total	—	551	—	(219)	(81)	—	251

Fiscal 2002 plans:
Employee severance and other employee benefits	858	—	32	(590)	—	45	345
Asset impairments	—	—	71	—	(71)	—	—
Other related restructuring activities	380	—	(44)	(107)	—	19	248

Total	1,238	—	59	(697)	(71)	64	593

Fiscal 2001 plans:
Employee severance and other employee benefits	90	—	—	(25)	—	—	65
Other related restructuring activities	119	—	—	(30)	—	—	89

Total	209	—	—	(55)	—	—	154

Total of all restructuring plans	$1,447	$551	$59	$(971)	$(152)	$64	$998

        At July 31, 2003 and October 31, 2002, HP included the long-term portion of the restructuring liability of $85 million and $138 million, respectively, in other liabilities in the accompanying Consolidated Condensed Balance Sheet.

Note 6: Inventory

        The components of inventory were as follows at July 31, 2003 and October 31, 2002:

	July 31, 2003	October 31, 2002
	(In millions)
Finished goods	$4,321	$4,130
Purchased parts and fabricated assemblies	1,821	1,667

	$6,142	$5,797

Note 7: Guarantees

        As discussed in Note 1, in November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. As discussed in Note 1, the adoption of FIN 45 did not have a material impact on HP's results of operations or financial condition. Additionally, there have been no material impacts to HP's results of operations or financial condition as a result of guarantees issued subsequent to the adoption of FIN 45.

Indemnifications

        HP has agreed to indemnify in part Agilent Technologies, Inc. in connection with certain litigation, as described in Note 13.

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the counterparty to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have not been material to HP's financial position.

Warranty

        HP provides for the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of HP's baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

        Information regarding the changes in HP's aggregate product warranty liabilities is as follows for the nine months ended July 31, 2003:

Nine months ended July 31, 2003
(In millions)
Product warranty liability at October 31, 2002	$2,157
Accruals for warranties issued	1,607
Settlements made (in cash or in kind)	(1,790)

Product warranty liability at July 31, 2003	$1,974

Note 8: Borrowings

Notes Payable and Short-term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, the related average interest rates and amounts remaining available for future borrowings were as follows at July 31, 2003 and October 31, 2002:

	July 31, 2003			October 31, 2002
	Amount Outstanding	Average Interest Rate	Amount Available	Amount Outstanding	Average Interest Rate	Amount Available
	(Dollars in millions)
Current portion of long-term debt	$281	6.7%	$—	$522	6.8%	$—
Commercial paper	380	1.8%	4,120	537	2.4%	3,963
HSBC-CCF notes	250	6.9%	—	250	6.9%	—
Notes payable to banks and lines of credit	367	2.6%	2,214	484	3.3%	2,222
Credit facilities	—	—	3,000	—	—	4,000

	$1,278		$9,334	$1,793		$10,185

        HP established a $4.0 billion U.S. commercial paper program in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, established a $500 million Euro Commercial Paper/Certificate of Deposit Programme in May 2001.

        As a result of the Compaq acquisition and associated credit rating changes and the satisfaction of other specified conditions, HP's debt due to CCF Charterhouse, now HSBC-CCF, became repayable, and HP intends to repay such debt on or before September 29, 2003.

        HP also maintains, through various foreign subsidiaries, lines of credit from a number of financial institutions.

        HP established a $1.7 billion 364-day senior unsecured committed borrowing facility in March 2003 and a $1.3 billion three-year credit facility in March 2002 (together, the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary based on HP's external credit ratings. The Credit Facilities are generally available to support the issuance of commercial paper or for other corporate purposes.

Long-term Debt

        Book value of long-term debt, with related maturities and interest rates, and amounts registered but unissued under the applicable registration statement or available for future borrowings under the Euro Medium-Term Note Programme (in each case, as shown in the Amount Available column) were as follows at July 31, 2003 and October 31, 2002:

	July 31, 2003		October 31, 2002
	Outstanding	Amount Available	Outstanding	Amount Available
	(Dollars in millions)
2002 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2002 at 5.5%, due July 2007	$996		$995
U.S. dollar Global Notes, issued in June 2002 at 6.5%, due July 2012	498		498
U.S. dollar Global Notes, issued in March 2003 at 3.625%, due March 2008	497		—

	1,991	$1,000	1,493	$1,500

2000 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2000 at 7.15%, due June 2005	1,497		1,497
U.S. dollar Global Notes, issued in December 2001 at 5.75%, due December 2006	996		995
Series A Medium-Term Notes, issued on various dates during fiscal 2001 at 1.33%-1.93%, due 2003-2004	110		210
Series A Medium-Term Notes, issued in December 2002 at 3.375%, due December 2005	199		—
Series A Medium-Term Notes, issued in December 2002 at 4.25%, due December 2007	50		—

	2,852	40	2,702	290

Euro Medium-Term Note Programme:
Euro Medium-Term Notes, issued in July 2001 at 5.25%, due 2006	842	2,156	738	2,262

Other, including assumed Compaq debt:
Medium-Term Notes, assumed from Compaq, issued at 6.2%, matured May 2003	—		300
Medium-Term Notes, assumed from Compaq, issued at 7.65%, due August 2005	300		300
U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017	325		318
Notes payable, issued at various dates in multiple currencies at 2.3%-9.17%, due 2003-2005	234		255
Other	64		136

	923	—	1,309	—

Fair value adjustment related to SFAS No. 133	181		315
Less current portion	(281)		(522)

	$6,508	$3,196	$6,035	$4,052

        HP registered the sale of up to $3.0 billion of debt or global securities ("Global Notes"), common stock, preferred stock, depositary shares and warrants under a shelf registration statement declared effective in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). HP may redeem some or all of the Global Notes, set forth in the table above, and Series B Medium-Term Notes issued under the 2002 Shelf Registration Statement at any time at the redemption prices described in the prospectus supplements relating thereto. As of July 31, 2003, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP also registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement declared effective in March 2000 (the "2000 Shelf Registration Statement"). In May 2001, HP filed a supplement to the 2000 Shelf Registration Statement, which allowed HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issuance (the "Series A Medium-Term Note Program"). HP may redeem some or all of the Global Notes and Series A Medium-Term Notes issued under the 2000 Shelf Registration Statement, as set forth in the table above, at any time at redemption prices described in the prospectus supplements relating thereto. HP does not intend to issue additional securities under the 2000 Shelf Registration Statement.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange and has offered such notes as set forth in the table above. HP can denominate these notes in any currency including the euro. However, these notes have not been and will not be registered in the United States. HP may redeem some or all of the Euro Medium-Term Notes at any time at redemption prices described in the prospectus supplements relating thereto.

        In May 2002, in connection with HP's acquisition of Compaq, HP consolidated all of the outstanding debt of Compaq into its financial position and HP subsequently assumed this debt. The long-term portion of this debt had an aggregate fair value of approximately $1 billion on the acquisition date, and the amounts outstanding are set forth in the table above.

        In 1997, HP issued $2.0 billion face value of zero-coupon subordinated convertible notes due in 2017 (the "LYONs"), convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only. In December 2000, the Board of Directors authorized a repurchase program for the LYONs that allowed HP to repurchase the LYONs from time to time at varying prices. In the nine-month period ended July 31, 2002, HP repurchased $257 million in face value of the LYONs with a book value of $158 million for an aggregate purchase price of $127 million, resulting in a gain on the early extinguishment of debt of $31 million, which HP included in losses on investments and other, net for the period. HP did not repurchase any LYONs in the three-month period ended July 31, 2002. HP did not repurchase any LYONs in the three- and nine-month periods ended July 31, 2003 and does not expect to make any further repurchases.

Note 9: Income Taxes

        HP's effective tax rate was a benefit of 3% for the three-month period and a provision of 8% for the nine-month period ended July 31, 2003. HP's effective tax rate was a benefit of 19% for the three-month period and a benefit of 12% for the nine-month period ended July 31, 2002. HP's effective tax rates differed from the United States federal statutory rate of 35% in all periods due generally to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. In addition, the tax benefit for the three months ended July 31, 2003 reflected a change in the worldwide earnings mix due primarily to the benefits of restructuring and other charges that were incurred for the most part in higher-tax jurisdictions. The effective tax rate for the nine months ended July 31, 2003 also was affected by the change in the worldwide earnings mix, as well as a benefit of $131 million due to the reversal in the second quarter of fiscal 2003 of a valuation allowance previously provided on a deferred tax asset related to a United States capital loss carryforward, the realization of which was previously uncertain. The change in the worldwide earnings mix contributed to a decrease to HP's estimated annual effective tax rate in the third quarter of fiscal 2003 which resulted in a decrease in the provision for taxes of approximately $24 million, or approximately $0.01 per share, of which $18 million related to the six months ended April 30, 2003. The tax benefits in the three- and nine-month periods ended July 31, 2002 were due primarily to the operating losses in those periods. In fiscal 2002, non-deductible charges for certain acquisition-related charges, goodwill amortization and IPR&D offset in part these benefits.

Note 10: Stockholders' Equity

Stock-Based Compensation

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

        HP has determined pro forma net earnings (loss) and earnings (loss) per share information as if the fair value method described in SFAS No. 123, "Accounting for Stock Based Compensation," had been applied to its employee stock-based compensation. The pro forma effect on net earnings (loss)

and net earnings (loss) per share is as follows for the three- and nine-month periods ended July 31, 2003 and 2002:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
	(In millions, except per share data)
Net earnings (loss), as reported	$297	$(2,029)	$1,677	$(1,293)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	8	7	18	13
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(198)	(173)	(552)	(496)

Pro forma net earnings (loss)	$107	$(2,195)	$1,143	$(1,776)

Basic net earnings (loss) per share:
As reported	$0.10	$(0.67)	$0.55	$(0.56)

Pro forma	$0.04	$(0.72)	$0.38	$(0.77)

Diluted net earnings (loss) per share:
As reported	$0.10	$(0.67)	$0.55	$(0.56)

Pro forma	$0.04	$(0.72)	$0.38	$(0.77)

Stock Repurchases

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. HP had authorization for future repurchases of $957 million of common stock under the program at October 31, 2002 and authorization for future repurchases of $407 million at July 31, 2003. HP repurchased 9,678,000 shares for an aggregate price of $203 million in the third quarter of fiscal 2003 and repurchased 29,794,000 shares for an aggregate price of $549 million in the first nine months of fiscal 2003. HP repurchased 20,021,000 shares for an aggregate price of $342 million in the third quarter of fiscal 2002 and repurchased 29,423,000 shares for an aggregate price of $546 million in the first nine months of fiscal 2002.

Note 11: Comprehensive Income (Loss)

        Comprehensive income (loss) includes net earnings (loss) as well as other comprehensive income. HP's other comprehensive income (loss) consists of changes in unrealized gains and losses on available-for-sale securities and derivative instruments and the change in cumulative translation adjustment and minimum pension liability.

        Comprehensive income (loss), net of taxes, for the three- and nine-month periods ended July 31, 2003 and 2002 was as follows:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
	(In millions)
Net earnings (loss)	$297	$(2,029)	$1,677	$(1,293)
Change in net unrealized gains (losses) on available-for-sale securities	16	(18)	36	(16)
Change in net unrealized gains (losses) on derivative instruments	98	(16)	4	(64)
Change in cumulative translation adjustment	6	(2)	7	(2)

Comprehensive income (loss)	$417	$(2,065)	$1,724	$(1,375)

        The components of accumulated other comprehensive loss, net of taxes, were as follows as of July 31, 2003 and October 31, 2002:

	July 31, 2003	October 31, 2002
	(In millions)
Net unrealized gains on available-for-sale securities	$46	$10
Net unrealized losses on derivative instruments	(35)	(39)
Cumulative translation adjustment	14	7
Additional minimum pension liability	(379)	(379)

Accumulated other comprehensive loss	$(354)	$(401)

Note 12: Supplemental Cash Flow Information

        Supplemental cash flow information was as follows for the nine-month periods ended July 31, 2003 and 2002:

	Nine months ended July 31,
	2003	2002
	(In millions)
Non-cash transactions:
Net issuances (forfeitures) of common stock for employee benefit plans	$3	$(10)
Issuance of common stock and options assumed related to business acquisitions	$—	$24,711

Note 13: Legal Proceedings

Pending Litigation and Proceedings

        Stevens v. HP is an unfair business practices consumer class action filed in the Superior Court of California in Riverside County on July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in 32 additional states. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers over the past four years. The basic factual allegation of these actions is that affected consumers who purchased HP printers received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. HP obtained summary judgment against plaintiffs in the California action, which the plaintiffs are appealing. HP also obtained summary judgment in Wisconsin, Kansas and Arizona. The matter has been certified as a class action in North Carolina state court, and trial began on August 26, 2003. The Ohio and New York litigation has been dismissed. In Connecticut, the trial court denied the plaintiffs' motion to certify a class action. In Oregon and Washington, the case has been dismissed without prejudice. The litigation is in various stages in other jurisdictions.

        Alvis v. HP is a nationwide defective product consumer class action that was filed in state court in Jefferson County, Texas by a resident of eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in state court in Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. Compaq has filed a petition for review by the Texas Supreme Court. On June 5, 2003, the Texas Supreme Court agreed to review the trial court's certification of a class and requested oral argument on October 15, 2003. A class certification hearing was held on July 1, 2003 in the Alvis case, and the court granted plaintiffs' motion to certify a nationwide class action. On June 4, 2003 Barrett v. HP and Grider v. Compaq were each filed in state court in Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray, respectively. The plaintiffs in Barrett and Grider seek, among other things, specific performance, declaratory relief, damages and attorneys' fees. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP also continues to provide information to state attorneys general in California and Illinois in response to similar inquiries. HP is fully cooperating with these inquiries.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. The court held a hearing to construe the disputed claims terms in Cornell's patent in April 2003, although no order has since issued. The expected trial date is in February 2004.

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United

States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, the Racketeer Influenced and Corrupt Organizations Act and a variety of other international laws and treaties relating to violations of human rights, war crimes and crimes against humanity. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. This matter is in the early stages of litigation.

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway is a suit filed in United States District Court for the Eastern District of Texas on December 16, 2002. The suit accuses HP of infringement of three patents related to cache memory: 4,899,275, 4,933,835 and 5,091,846. Intergraph Hardware Technologies Company ("Intergraph") seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. The complaint was served on HP on April 1, 2003. On June 23, 2003, HP filed a motion to transfer the Texas action to California. Trial is scheduled to begin on August 2, 2004. Intergraph has obtained significant settlements from other defendants relating to similar causes of action. On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of the following HP patents related to computer aided design: 5,297,241, 4,549,499, 6,105,028 and 4,635,208. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On September 6, 2003, the court dismissed HP's original complaint with leave to amend. HP intends to amend its complaint in the case within the 20 day amendment period.

        Two non-binding arbitration proceedings instituted in June 2001 and June 2002, respectively, are pending in Germany before the arbitration board of the Patent and Trademark Office. VerwertungsGesellschaft Wort, a collection agency representing certain copyright holders, brought the proceedings against HP, which proceedings relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany relating to multi-function devices and printers that allegedly enable the production of copies by private persons. In April 1998, Auvibel s.c.r.l., a Belgian collection agency, filed an appeal of a judgment in HP's favor with the Court of Appeal in Brussels relating to a dispute as to whether and to what extent copyright levies should be imposed upon CD-writers and CD media. Although the case has not been officially withdrawn, no further action has been taken. In April 2001, the Organization for the Collective Management of Works of Literature, the Organization for the Collective Management of Works of Plastic Arts and their Applications and the Organization for the Collective Management and Protection of Intellectual Property of Photographers brought five proceedings against HP Hellas and Compaq Computer E.P.E. in Greece relating to whether a levy of 2% should be payable upon computer products, including central processing units, monitors, keyboards, mice, diskettes, printers, scanners and related items in accordance with Greek copyright law, before its amendment in September 2002. These proceedings are pending before the Court of First Instance of Athens or before the Court of Appeal of Athens. The levies, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies vary. Some member countries of the European Union that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        Kassin v. Agilent Technologies was a nationwide securities class action filed on November 26, 2001 in United States District Court for the Southern District of New York against Agilent Technologies, Inc. ("Agilent Technologies"), certain then-officers and directors and several banks and underwriters for conduct concerning the commission structure of Agilent Technologies' initial public offering ("IPO") in late 1999. A consolidated amended complaint was filed in April 2002 alleging that the defendant banks and underwriters offered Agilent Technologies IPO shares in exchange for excessive commissions and guarantees to buy more shares at an inflated price in the IPO aftermarket and seeking unspecified damages. This case is similar to numerous other cases filed in the United States District Court for the Southern District of New York concerning the IPO market of the late 1990s. By stipulation, the individual defendants were dismissed from the case without prejudice. On February 19, 2003 the United States District Court for the Southern District of New York issued a ruling dismissing claims against Agilent Technologies based upon Section 10 of the Securities Exchange Act of 1934, as amended, but denying the motion to dismiss as to claims against Agilent Technologies founded upon Section 11 of the Securities Act of 1933, as amended. On June 27, 2003, a global settlement was reached as to the issuer-defendants in this case, including Agilent Technologies. While HP was not named as a defendant in this action, HP includes the litigation in this report due to an indemnification agreement between HP and Agilent Technologies under which HP was obligated to indemnify Agilent Technologies for a substantial portion of any liabilities associated with this case.

        HP v. EMC Corporation ("EMC") is a suit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accuses EMC of infringing seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. On July 21, 2003, EMC filed its answer and a cross-claim asserting, among other things, that numerous HP storage and printer products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement. EMC had previously filed suit against HP in United States District Court in Worcester, Massachusetts on September 30, 2002, alleging that certain HP storage products built on hardware sourced from Hitachi Data Systems Corporation and its parent, Hitachi, Ltd. (together, "Hitachi") infringed six EMC patents. The suit sought a permanent injunction as well as unspecified monetary damages for patent infringement. On June 20, 2003, after EMC and Hitachi had entered into a global settlement agreement, release and cross-license, the parties filed a joint motion to dismiss the suit without prejudice. EMC also filed suit against StorageApps, Inc., a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of five EMC patents relating to storage devices, and sought a permanent injunction as well as unspecified monetary damages for patent infringement. On June 20, 2003, EMC filed an amended complaint that omitted two of the five patents originally asserted. On July 21, 2003, HP filed a motion for partial summary judgment of non-infringement of the two omitted patents. The court held a hearing to construe the disputed claims terms of EMC's three remaining patents in this suit on July 21-22, 2003.

        The San Francisco District Office of the Securities and Exchange Commission ("SEC") contacted HP informally in March 2002 requesting the voluntary provision of documents and related information concerning HP's relationships and communications with Deutsche Bank and affiliated parties generally and communications regarding the solicitation of votes from Deutsche Bank and affiliated parties in connection with the Compaq acquisition. The SEC had advised HP that the inquiry should not have been construed as an indication by the SEC or its staff that any violations of the law had occurred, and that it should not have been considered a reflection upon any person, entity or security. On August 19, 2003, the SEC announced that it had reached a settlement with Deutsche Bank concerning this matter, and stated that Deutsche Bank's voting did not affect the outcome of HP's proxy contest concerning its acquisition of Compaq.

        In April 2002, HP received a subpoena from the U.S. Attorney's Office for the Southern District of New York to produce information concerning the voting by each of Deutsche Bank and Northern Trust and their respective affiliated parties on the proposal to issue shares in connection with the Compaq acquisition. HP understands that this inquiry was in response to press accounts concerning the vote on the proposal at the HP special meeting of shareowners held on March 19, 2002. HP has been advised that this inquiry has been closed.

        In May 2002, the European Commission of the European Union publicly stated that it was considering conducting an investigation into OEM activities concerning the sales of printers and supplies to consumers within the European Union. The European Commission contacted HP requesting information on the printing systems businesses. HP is fully cooperating with this inquiry.

        The Government of Canada is conducting cost audits of certain contracts between Compaq Canada Corp. and Public Works and Government Services Canada. The Canadian government has indicated that it may have been overcharged under the contracts. In addition, it has requested supporting documentation for certain invoices. HP is cooperating fully with the audit.

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

Note 14: Segment Information

Description of Segments

        HP is a leading global provider of information technology products, solutions and services to consumers and businesses. HP's offerings span IT infrastructure, personal computing and access devices, global services and imaging and printing.

        As of July 31, 2003, HP organized its operations into six business segments: the Imaging and Printing Group, the Personal Systems Group, the Enterprise Systems Group, HP Services, HP Financial Services and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations which include but are not limited to customer base, homogeneity of products, technology and delivery channels. The business segments disclosed in this Form 10-Q are based on this organizational structure and information reviewed by HP's management to evaluate the associated business group results. In the first quarter of fiscal 2003, HP reorganized some of its minor product and cross-functional organizations and reclassified the aggregated operating results of these functions from its previous business segments to a new Corporate Investments segment. Segment financial data for the three- and nine-month periods ended July 31, 2002 has been restated to reflect this organizational change. Future changes to this organizational structure may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment follows.

  •
  Imaging and Printing Group provides home and business imaging, printing and publishing devices and systems, digital imaging products, printer supplies and consulting services. Home and business imaging, printing and publishing devices and systems include color and monochrome printers for shared and personal use, multi-function laser and all-in-one inkjet devices, personal color copiers and faxes, wide and large-format inkjet printers and digital presses. Digital imaging products include scanners, photosmart printers, and digital photography products. Printer supplies include laser and inkjet printer cartridges and other related printing media. Consulting services are provided to customers to optimize the use of printing and imaging assets.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, a range of handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the HP e-PC and Compaq Evo desktop series, Evo notebook PCs as well as the recently introduced Compaq Tablet PC. Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs. Consumer PCs also include the recently introduced HP Media Center PC. Workstations are provided for UNIX®(1), Windows®(2) and Linux based systems. Handheld computing devices include the iPAQ series of products that run on Pocket PC software. Digital entertainment systems offer the DVD+RW drives as well as digital entertainment center products. Post-acquisition product roadmap decisions included the discontinuance of the Vectra desktop services, the Armada and Omnibook series and Jornada handheld products.

  •
  Enterprise Systems Group provides the servers, storage and software solutions that enable an adaptive enterprise. The enabling adaptive enterprise infrastructure includes both business critical and industry standard servers. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on the HP-UX operating system, Itanium®(3)-based

(1)
UNIX® is a registered trademark of The Open Group.

(2)
Windows® is a registered trademark of Microsoft Corporation.

(3)
Itanium® is a registered trademark of Intel Corporation.

    servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products, which deliver high levels of availability, performance, scalability and manageability for business critical solutions. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run on the Windows®, Linux and Novell, Inc. operating systems. HP's storage technologies provide mission-critical architectures on the adaptive platform and include entry-level, mid-range and enterprise array offerings, storage area networks, network attached storage, storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage. Adaptive management software offerings include HP OpenView and other management offerings. Telecommunications software includes HP OpenCall and HP OpenView TeMIP solutions. Post-acquisition product roadmap decisions included the discontinuance of the NetServer line as well as the transition from certain tape library storage products.

  •
  HP Services provides a comprehensive, integrated portfolio of IT services including customer support, consulting and integration, and managed services. In collaboration with HP's Enterprise Systems Group, HP Services teams with leading software, networking and services companies to bring complete solutions to HP's customers. Customer support provides a range of services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. Customer support also manages the delivery of warranty support through its own service organization, as well as through authorized full-service resellers. Consulting and integration services help customers realize the business benefits of a more adaptive enterprise through measuring, assessing and maintaining the link between business and IT; designing and integrating the customers' environments into a more adaptive infrastructure; and aligning, extending and managing applications and business processes. Consulting and integration provides cross-industry solutions in areas such as customer relationship management, supply chain, e-commerce, business portals, messaging and security, as well as industry-focused solutions for financial services, telecommunications, manufacturing and the public sector. Managed services offers a range of IT management services including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services and application services, as well as business continuity and recovery services.

  •
  HP Financial Services supports and enhances HP's global product and services solutions, providing a broad range of value-added financial life cycle management services. HP Financial Services enables HP's customers worldwide to acquire complete IT solutions, including hardware, software and services. The group offers leasing, financing, utility programs, and asset recovery services, as well as financial asset management services for large global and enterprise customers. HP Financial Services also provides an array of specialized financial services to small and medium-sized businesses and education and government entities. HP Financial Services offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

  •
  Corporate Investments is managed by the Office of Strategy and Technology and includes HP Labs and certain business incubation projects. Revenue in this category is attributable to the sale of certain network infrastructure products that enhance computing and enterprise solutions as well as the licensing of specific HP technology to third parties.

Segment Revenue and Profit

        Intersegment net revenue and earnings from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available to comparable external customers and are related to intercompany sales of products to HP Financial Services for leasing transactions.

        A significant portion of each segment's expenses arises from the costs of maintaining shared services and other infrastructure costs that HP allocates to its segments. These expenses include costs of employee benefits, real estate, insurance services, information technology services, treasury and certain legal, accounting and other corporate and infrastructure costs which are maintained at the corporate level in order to realize economies of scale and to use resources efficiently. In the first quarter of fiscal 2003, HP revised its methodology for shared services and infrastructure and began allocating to the segments all performance bonus expense, including the previously unallocated amount by which actual bonus expense differs from the targeted amount. In addition, HP no longer distributes to the segments certain corporate governance-related costs including internal audit, government affairs and other executive office functions. HP believes these changes in its expense distribution methodology result in a better reflection of the use of services provided to or benefits received by the segments. Segment financial data for the three- and nine-month periods ended July 31, 2002 have been restated to reflect these changes.

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

        Selected financial information for each reportable segment was as follows for the three- and nine-month periods ended July 31, 2003 and 2002:

	Imaging and Printing Group	Personal Systems Group	Enterprise Systems Group	HP Services	HP Financial Services	Corporate Investments	Total
	(In millions)
For the three months ended July 31, 2003:
Total net revenue	$5,240	$4,965	$3,708	$3,083	$442	$88	$17,526

Earnings (loss) from operations	$739	$(56)	$(70)	$337	$18	$(37)	$931

For the three months ended July 31, 2002:
Total net revenue	$4,761	$4,751	$3,690	$2,949	$510	$74	$16,735

Earnings (loss) from operations	$851	$(140)	$(322)	$277	$(21)	$(59)	$586

For the nine months ended July 31, 2003:
Total net revenue	$16,376	$15,232	$11,306	$9,074	$1,460	$249	$53,697

Earnings (loss) from operations	$2,564	$(2)	$(160)	$979	$53	$(128)	$3,306

For the nine months ended July 31, 2002:
Total net revenue	$14,782	$9,669	$7,151	$5,945	$1,170	$203	$38,920

Earnings (loss) from operations	$2,402	$(173)	$(527)	$529	$(33)	$(180)	$2,018

        The reconciliation of segment information to HP consolidated totals was as follows for the three- and nine-month periods ended July 31, 2003 and 2002:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
	(In millions)
Net revenue:
Total segments	$17,526	$16,735	$53,697	$38,920
Elimination of intersegment net revenue and other	(178)	(199)	(489)	(380)

Total HP consolidated net revenue	$17,348	$16,536	$53,208	$38,540

Earnings (loss) before taxes:
Total segment earnings from operations	$931	$586	$3,306	$2,018
Corporate and unallocated costs, and eliminations	(73)	(53)	(201)	(88)
Amortization of goodwill and purchased intangible assets	(141)	(147)	(420)	(251)
Acquisition-related inventory write-downs	—	(137)	—	(137)
Restructuring charges	(376)	(1,612)	(610)	(1,630)
Acquisition-related charges	(40)	(378)	(252)	(556)
In-process research and development charges	—	(735)	—	(793)
Interest and other, net	10	20	41	(16)
Losses on investments and other, net	(24)	(39)	(41)	(23)

Total HP consolidated	$287	$(2,495)	$1,823	$(1,476)

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur periodically could materially change the financial statements. Management believes there have been no significant changes during the nine-month period ended July 31, 2003 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2002, except for the items discussed below.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

        We review property, plant and equipment and purchased intangible assets with finite lives whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Our asset impairment review assesses the fair value of the assets based on the future cash flow the assets are expected to generate. We recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values. Such evaluations of impairment of long-lived assets, including purchased intangible assets with finite lives, are an integral part of, but are not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. Deterioration of our business in a geographic region or within a business segment in the future also could lead to impairment adjustments as such issues are identified.

Valuation of Goodwill and Indefinite-Lived Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

Restructuring

        We have engaged, and likely will continue to engage, in a number of restructuring actions, which require our management to utilize significant estimates related to realizable values of assets made redundant or obsolete and expenses for severance and other employee separation costs, lease cancellation and other exit costs. For a description of valuation assumptions and estimates relating to our restructuring actions, refer to our critical accounting policy for Long-Lived Assets Including Finite-Lived Purchased Intangible Assets, above, as well our discussion of restructuring charges in the Results of Operations section.

RESULTS OF OPERATIONS

Overview

Acquisition of Compaq Computer Corporation

        On May 3, 2002, we acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions for enterprise customers. Accordingly, Compaq's results have been included in HP's results since the acquisition date. The historical results section below presents a discussion of HP's consolidated operating results prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and, for the three- and nine-month periods ended July 31, 2003 and the three-month period ended July 31, 2002, reflects the consolidated post-acquisition operating results of HP, including Compaq, for the entire periods. The nine-month period ended July 31, 2002 presented in the historical results section includes Compaq's operating results only from the acquisition date. As a result, the fluctuations in the operating results of HP and its segments for the nine-month period ended July 31, 2003 as compared to the nine-month period ended July 31, 2002 are due generally to the acquisition of Compaq.

        In order to provide additional information relating to our operating results, we also present a discussion comparing our consolidated operating results as if HP and Compaq had been a combined company for the nine-month period ended July 31, 2002. We include this additional information in order to provide further insight into our operating results, prior period trends and current position. We present this supplemental information in a manner consistent with the disclosure requirements of SFAS No. 141, "Business Combinations," which are described in more detail in Note 3 to the Consolidated Condensed Financial Statements in Item 1. Due to different fiscal period ends for HP and Compaq, we have combined HP's results for the nine-month period ended July 31, 2002 with the historical quarterly results of Compaq for the six months ended March 31, 2002 and the period from May 3, 2002 (the acquisition date) to July 31, 2002.

        The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. We present the discussion of our segment operating results as a historical comparison of the three- and nine-month periods ended July 31, 2003 and the three-month period and the nine-month period ended July 31, 2002, which includes Compaq's operating results only from the acquisition date. In order to provide additional information relating to our segment operating results, we also present a discussion comparing our segment operating results as if HP and Compaq had been a combined company for the nine-month period ended July 31, 2002, prepared on the basis discussed above. We present this supplemental information in a manner consistent with the supplemental disclosures included in the consolidated operating results discussion. The combined company segment discussions also present certain business unit fluctuations highlighted at the combined company consolidated level.

Historical Results

        The following discussion compares the results of operations of HP on a GAAP basis for the three- and nine-month periods ended July 31, 2003 to the historical three- and nine-month periods ended July 31, 2002. Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31,				Nine months ended July 31,
	2003		2002		2003		2002
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in millions)
Net revenue	$17,348	100.0%	$16,536	100.0%	$53,208	100.0%	$38,540	100.0%
Cost of sales(1)	12,809	73.8	12,461	75.4	39,053	73.4	28,412	73.7

Gross margin	4,539	26.2	4,075	24.6	14,155	26.6	10,128	26.3
Research and development	896	5.2	1,002	6.1	2,745	5.2	2,390	6.2
Selling, general and administrative	2,785	16.1	2,677	16.2	8,305	15.6	5,945	15.4
Amortization of purchased intangible assets and goodwill	141	0.8	147	0.9	420	0.8	251	0.7
Restructuring charges	376	2.2	1,612	9.7	610	1.1	1,630	4.2
Acquisition-related charges	40	0.2	378	2.3	252	0.5	556	1.4
In-process research and development charge	—	—	735	4.4	—	—	793	2.1

Earnings (loss) from operations	301	1.7	(2,476)	(15.0)	1,823	3.4	(1,437)	(3.7)
Interest and other, net	10	0.1	20	0.1	41	0.1	(16)	—
Losses on investments and other, net	(24)	(0.1)	(39)	(0.2)	(41)	(0.1)	(23)	(0.1)

Earnings (loss) before taxes	287	1.7	(2,495)	(15.1)	1,823	3.4	(1,476)	(3.8)
(Benefit from) provision for taxes	(10)	—	(466)	(2.8)	146	0.2	(183)	(0.4)

Net earnings (loss)	$297	1.7	$(2,029)	(12.3)	$1,677	3.2	$(1,293)	(3.4)

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        Net revenue increased 5% (declined 2% on a constant currency basis) in the third quarter of fiscal 2003 to $17.3 billion from $16.5 billion in the corresponding period of the prior year. U.S. revenue increased 1% in the third quarter of fiscal 2003 to $7.1 billion, while international revenue increased 8% to $10.2 billion compared to the same period a year ago. In the first nine months of fiscal 2003, net revenue increased 38% (31% on a constant currency basis) to $53.2 billion from $38.5 billion in the corresponding period of the prior year. In the first nine months of fiscal 2003, U.S. revenue increased 36% to $21.4 billion, while international revenue increased 39% to $31.8 billion compared to the same period a year ago.

        In the third quarter of fiscal 2003, on a weighted percentage point basis, Imaging and Printing Group ("IPG"), Personal Systems Group ("PSG") and HP Services ("HPS") accounted for 2.9, 1.3 and 0.8 percentage points of the overall net revenue increase, respectively, moderated by a net revenue decline in HP Financial Services ("HPFS") of 0.4 percentage points. Enterprise Systems Group ("ESG") did not have a significant impact on the overall revenue increase, on a weighted basis. The net revenue increase in IPG was attributable primarily to strong growth in printer supplies resulting from higher volumes as a result of continued expansion of the printer hardware installed base, increased sales of business printer hardware and digital imaging products and favorable currency impacts primarily from the weakening of the dollar against the euro. PSG net revenue grew due to increased volumes across all of its business units, except commercial desktop PCs. Declining average selling prices across all the PSG business units due to competitive pricing pressures moderated the increase. HPS' revenue growth occurred primarily in customer support and managed services due to large outsourcing deals that closed earlier in the year, as well as favorable currency impacts resulting primarily from the weakening of the dollar against the euro. Net revenue in HPFS declined due to lower lease originations and the related decrease in revenue-generating assets resulting from continued softness in the IT hardware markets. Competitive pricing pressures and a shift in sales mix to lower-priced products and service offerings moderated our overall revenue increases.

        The net revenue increase for the year-to-date period was attributable primarily to our acquisition of Compaq at the beginning of May 2002, resulting in market share increases in PSG, ESG and HPS and, to a lesser extent, HPFS and IPG. The net revenue increase in IPG also contributed to the increase in the year-to-date period. IPG's net revenue growth was attributable primarily to strong growth in printer supplies, business printer hardware and digital imaging products, combined with favorable currency impacts resulting primarily from the weakening of the dollar against the euro. However, the discontinuance and consolidation of product offerings across some business units in PSG as well as HP's NetServer and certain storage products in ESG resulted in declines in sales volumes of individual product classes, moderating the revenue increase.

        Management currently expects that higher sales due to our seasonally strong back-to-school period for PSG and IPG, the success of the new product launch (primarily in our IPG segment), known as "Big Bang 2," good demand for our industry standard servers and storage systems in our ESG segment and strength in the order backlog of our managed services business unit will favorably impact results for the fourth quarter. However, the effects of competitive pricing pressures on average revenue per unit could moderate these effects.

Gross Margin

        Gross margin as a percentage of net revenue was 26.2% in the third quarter of fiscal 2003 compared to 24.6% in the third quarter of fiscal 2002, and was 26.6% in the first nine months of fiscal 2003 compared to 26.3% in the corresponding period of the prior year. The improvement in gross margin as a percentage of net revenue in the third quarter of fiscal 2003 as compared to the prior-year period was due to gross margin increases on a weighted basis of 0.6 percentage points in ESG, 0.3 percentage points in HPFS, 0.2 percentage points in PSG and 0.1 percentage points in HPS, moderated by a gross margin decline of 0.6 percentage points in IPG. In addition, the overall gross margin was impacted favorably by a 1.0 percentage point improvement attributable primarily to inventory adjustments of $137 million in the third quarter of fiscal 2002 resulting from product roadmap decisions. ESG gross margin improvement in the third quarter of fiscal 2003 was due primarily to increased margins in network storage solutions as well as lower material costs across all other ESG business units and volume discount savings resulting from global procurement purchases. HPFS gross margin improvement was due primarily to lower bad debt expenses in the current period resulting from a stronger portfolio. PSG gross margin improvement was attributable primarily to lower global procurement costs, which moderated the effects of price reductions. HPS gross margin improvement resulted primarily from the favorable business mix shift away from the consulting and integration business, which typically has a lower margin than the segment average; lower expenses resulting from expense control measures; and favorable currency impact on revenue resulting primarily from the weakening of the dollar against the euro. The IPG gross margin decline was primarily attributable to a gross margin decline in printer hardware and imaging products reflecting a shift to lower-priced printing and imaging products, rollover costs associated with the new product introductions scheduled for fall 2003 and continued competitive pricing.

        In the first nine months of fiscal 2003, the slight improvement in gross margin as a percentage of net revenue as compared to the prior-year period was due to a 0.2 percentage point gross margin increase in HPFS and a 0.1 percentage point gross margin increase in HPS, on a weighted basis. Overall, gross margin improved due primarily to expense control measures and cost savings resulting from improved cost structures, as well as favorable currency impacts on revenue resulting primarily from the weakening of the dollar against the euro. In addition, the overall gross margin was impacted favorably by a 0.2 percentage point improvement attributable primarily to inventory adjustments of $137 million as discussed above. Gross margin declines in PSG and IPG, each 0.1 percentage points on a weighted basis, moderated the increase in gross margin as a percentage of net revenue for the first nine months of fiscal 2003. ESG did not have a significant impact on gross margin as a percentage of revenue in the nine months ended July 31, 2003. The improvement in HPFS gross margin was due primarily to reduced bad debt expense resulting from a stronger portfolio. The improvement in HPS gross margin was due primarily to a favorable mix shift away from the consulting and integration business, which typically has a lower margin than the segment average, as well as cost control efforts. The PSG and IPG gross margin declines were due primarily to an unfavorable mix shift, with increased sales in lower-margin products as a percentage of the overall business, moderated by the effects of savings achieved from lower global procurement costs.

        We expect our gross margin to remain under pressure in the fourth quarter due to continued price competition, potential component price increases and mix shift towards higher unit sales of lower-margin products and services. However, we expect these effects to be moderated by continued operational efficiencies across all of the segments resulting from cost saving initiatives, leverage in our design efforts implemented in the "Big Bang 2" product launch and higher manufacturing volumes.

Operating Expenses

Research and Development

        Research and development expense as a percentage of net revenue was 5.2% in the third quarter of fiscal 2003 compared to 6.1% in the same period of the prior year, and was 5.2% in the first nine months of fiscal 2003 compared to 6.2% in the corresponding period of fiscal 2002. The decreases in research and development expense as a percentage of net revenue in both the third quarter and first nine months of fiscal 2003 as compared to the prior-year periods were primarily due to synergies realized through workforce reduction efforts and expense control measures, particularly in ESG and PSG. Research and development expense decreased by 11% in the third quarter of fiscal 2003 and increased by 15% during the first nine months of fiscal 2003, as compared to the prior-year periods. The decrease in the third quarter of fiscal 2003 is due primarily to our workforce reduction efforts and expense control measures, as well as lower performance bonus expenses. Our increased investments in research and development activities associated with emerging inkjet technology and unfavorable currency impacts resulting primarily from the weakening of the dollar against the euro moderated the decreases. In the nine-month period, the inclusion of Compaq since its acquisition in May 2002 accounted for the majority of the growth in research and development expense. The remainder of the increase resulted primarily from our investments in emerging inkjet technology and unfavorable currency impacts primarily from the weakening of the dollar against the euro. These increases were mitigated by our workforce reduction efforts and increased expense control measures.

Selling, General and Administrative

        Selling, general and administrative expense as a percentage of net revenue was 16.1% in the third quarter of fiscal 2003 compared to 16.2% in the third quarter of fiscal 2002, and was 15.6% in the first nine months of fiscal 2003 compared to 15.4% in the corresponding period of fiscal 2002. Selling, general and administrative expense increased by 4% and 40% in the third quarter and first nine months of fiscal 2003, respectively, compared to the corresponding periods of the prior year. The dollar increase in the third quarter of fiscal 2003 as compared to the prior-year period was attributable primarily to unfavorable currency impacts driven mainly by the weakening of the dollar against the euro, increases in sales and marketing costs associated with a company-wide product branding campaign initiated in the first quarter of fiscal 2003, increases in pension and other post-retirement related costs and company-wide salary increases (the first in two years). The higher pension and other post-retirement costs resulted from fiscal 2003 changes in underlying assumptions, including a decrease in expected portfolio performance, a decrease in discount rates and an increase in medical cost trend rates, as well as the extension of participation in post-retirement benefit plans to eligible pre-acquisition Compaq employees in the United States. The increase in the expense for the first nine months of fiscal 2003 compared to the prior year was attributable primarily to our acquisition of Compaq in May 2002 in addition to the reasons stated above. The increases in selling, general and administrative expense in both periods were moderated in part by declines resulting from our workforce reduction efforts and expense control measures, primarily in ESG and PSG, lower bad debt expense and lower performance bonus expense across all segments.

Amortization of Purchased Intangible Assets and Goodwill

        Effective November 1, 2002 (the date of adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"), we no longer amortize goodwill and instead test goodwill at least annually for impairment. We amortize purchased intangible assets with finite useful lives over their estimated useful lives, generally two to ten years. Amortization expense for the third quarters of fiscal 2003 and 2002 was $141 million and $147 million, respectively. Amortization expense for the first nine months of fiscal 2003 and 2002 was $420 million and $251 million, respectively. The decrease in amortization expense in the third quarter of fiscal 2003 was primarily a result of the elimination of goodwill amortization. The increase in amortization for the first nine months of fiscal 2003 as compared to the corresponding period in the prior year was due primarily to amortization of purchased intangible assets related to the acquisition of Compaq in May 2002 and, to a lesser extent, the acquisition of Indigo N.V. ("Indigo") in March 2002. The elimination of goodwill amortization and, to a lesser extent, the write-off of purchased intangible assets related to our middleware and storage virtualization offerings in the third quarter of fiscal 2002 as a result of product roadmap decisions made in connection with the Compaq acquisition offset in part the increase.

Restructuring Charges

        In the second and third quarters of fiscal 2003, management approved and initiated the implementation of plans to restructure certain of our operations. These actions included workforce reductions associated with managing our cost structure to better align it with current business conditions. The second quarter action also included asset impairments associated with the identification of duplicative assets and facilities (leased or owned) relating to the acquisition of Compaq. The $376 million charge recorded in the third quarter of fiscal 2003 was composed of the following: a $333 million charge for the third quarter action, a $5 million charge to adjust the charge for the second quarter action and a $38 million charge to adjust the charge for the fiscal year 2002 actions. All of these restructuring actions are discussed in detail below.

        We recorded approximately $333 million in the third quarter of fiscal 2003 related to the third quarter restructuring plan. The majority of this amount is associated with severance, early retirement and other employee benefits related to the termination or early retirement of approximately 4,800 employees worldwide across many regions and job classes, including $11 million of non-cash charges. As of July 31, 2003, approximately 2,300 of these employees had been terminated or placed in the workforce reduction program or had retired and we have made payments relating to these terminations totaling approximately $90 million. We expect to pay out the majority of the remaining $232 million relating to severance and other employee benefits by the end of fiscal 2004.

        The total cost we expect to incur for the second quarter action is approximately $268 million, of which we have recorded approximately $218 million. Of this amount, $135 million is associated with severance and other employee benefits related to the termination of approximately 2,300 employees worldwide across many regions and job classes in HP Services, all of whom were terminated or placed in the workforce reduction program in the period in which the plan was approved. Payments for severance and other employee benefits of approximately $127 million have been made through July 31, 2003. We also recorded approximately $83 million of charges associated with asset impairments, costs of vacating duplicative facilities (leased or owned) and contract termination costs associated primarily with PSG and ESG. The remaining costs of approximately $50 million are associated primarily with the cost of vacating duplicative facilities (leased or owned) and contract termination costs, both of which we anticipate to be substantially settled by the end of fiscal 2005. We did not record a liability in the third quarter of fiscal 2003 associated with the remaining costs as the components did not meet the recognition criteria.

        For the three- and nine-month periods ended July 31, 2003, we recorded $38 million and $59 million, respectively, of additional costs, net of reductions, in estimated severance costs and other employee benefits, asset impairments and other restructuring costs related to the pre-acquisition HP plan initially recorded in fiscal 2002 as a charge to our results of operations. For the third quarter of fiscal 2003, these charges consisted of a net addition of $59 million of employee severance and other employee benefits related primarily to voluntary severance actions that met the criteria for accrual in the third quarter of fiscal 2003 and a net reduction of $21 million in other restructuring activities, as we reduced our original estimates of lease and contract termination costs to actual costs incurred. For the nine-month period ending July 31, 2003, these charges consisted of: $71 million of additional asset impairments, related mainly to buildings vacated as a result of the acquisition; a net addition of $32 million of employee severance and other employee benefits reflecting voluntary severance actions that met the criteria for accrual in the third quarter of fiscal 2003 and adjustments of original estimates to actual costs incurred at various locations throughout the world; and a net reduction of $44 million in other restructuring activities, as we adjusted original estimates of lease and contract termination costs to actual costs incurred.

        In connection with the acquisition of Compaq, management approved and initiated plans to restructure the operations of pre-acquisition HP to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, in fiscal 2002 we recorded approximately $1.8 billion of costs associated with these restructuring plans. We included approximately $1.6 billion of the costs as a charge to the results of operations for the three- and nine-month periods ended July 31, 2002. The remaining $200 million was recorded in the fourth quarter of fiscal 2002.

        The $1.6 billion charge in the third quarter of fiscal 2002 consisted mainly of severance, early retirement and other employee benefits, costs of vacating duplicative facilities (leased or owned), contract termination costs, non-inventory asset impairment charges and other costs associated with exiting activities of HP. The asset impairment charges of $544 million were the result primarily of the write-off of goodwill and purchased intangible assets associated with product roadmap decisions made in connection with the Compaq acquisition that led to the elimination of substantially all of the middleware and storage virtualization offerings acquired in fiscal 2001. We accounted for costs to restructure the pre-acquisition HP organization under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and included these costs as a charge to the results of operations for the three months ended July 31, 2002. We also recorded approximately $960 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization. We accounted for the costs to restructure pre-acquisition Compaq under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." We recognized these costs as a liability assumed in the purchase business combination and included them in the allocation of the cost to acquire Compaq. The severance, early retirement costs and other employee benefits related to the termination or planned early retirement of 17,700 employees worldwide across many regions, business functions and job classes. As of July 31, 2003, approximately 17,400 employees included in the workforce reduction program had been terminated or had retired and we have made payments related to the workforce reduction program of approximately $1.1 billion. We have paid or will pay benefits of approximately $215 million through post-retirement and pension plans for retiring employees. We expect to pay the majority of the remaining balance of the severance accrual by the end of fiscal 2003. The other related restructuring charges, which consist primarily of contractual obligations such as facility leases, are anticipated to be paid over the life of the related obligations. These obligations will be substantially settled by the end of fiscal 2005.

        In the first nine months of fiscal 2002, we recorded an additional restructuring charge of $18 million as an adjustment to the expected severance cost of our fiscal 2001 restructuring plan.

Acquisition-Related Charges

        In connection with the Compaq acquisition, we incurred acquisition-related charges of $40 million in the third quarter of fiscal 2003 and $378 million in the third quarter of fiscal 2002. Acquisition-related charges during the first nine months of fiscal 2003 and 2002 were $252 million and $556 million, respectively. The acquisition-related charges in the third quarter and first nine months of fiscal 2003 and 2002 consisted primarily of costs incurred for employee retention bonuses, professional fees and consulting services. In addition, the acquisition-related charges in the third quarter and first nine months of fiscal 2002 consisted primarily of costs incurred for proxy solicitation and advertising.

In-Process Research and Development Charges

        In the third quarter of fiscal 2002, we recorded an in-process research and development ("IPR&D") charge of $735 million in connection with the acquisition of Compaq. We also recorded an IPR&D charge of $58 million in the second quarter of fiscal 2002 related to our acquisition of Indigo.

Interest and Other, Net

        Interest and other, net, decreased $10 million and increased $57 million in the third quarter and first nine months of fiscal 2003, respectively, compared to the corresponding periods in fiscal 2002. The decrease in the third quarter was attributable primarily to higher losses associated with equity method investments moderated by lower net currency losses from balance sheet remeasurement and related hedging strategies. The increase in the nine-month period was attributable primarily to significantly lower net losses on foreign currency transactions resulting from balance sheet remeasurement in the current period compared to the prior-year period, as well as an increase in interest income due to higher cash balances. Increases in interest expense due to an estimated interest assessment from a sales and use tax audit moderated the increase.

Losses on Investments and Other, Net

        Net investment and other losses in the third quarter and first nine months of fiscal 2003 were $24 million and $41 million, respectively, compared to losses of $39 million and $23 million in the corresponding periods of fiscal 2002. The net investment losses in the third quarter and first nine months of fiscal 2003 and 2002 resulted primarily from impairment charges in excess of gains realized on our equity investment portfolio. A gain from a litigation settlement in the third quarter of fiscal 2002 and net gains in the third quarter and first nine months of fiscal 2002 resulting from the early extinguishment of debt under our repurchase program for zero coupon subordinated convertible notes due in 2017 (reported as an extraordinary item in fiscal 2002, prior to our November 1, 2002 adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections") moderated the fiscal 2002 losses.

(Benefit from) Provision for Taxes

        Our effective tax rate on earnings from continuing operations was a benefit of 3% in the third quarter of fiscal 2003 and a provision of 8% in the first nine months of fiscal 2003 compared to benefits of 19% and 12% in the corresponding periods of fiscal 2002. HP's effective tax rate differed from the United States federal statutory rate of 35% in the third quarters and first nine months of fiscal 2003 and 2002 due generally to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. In addition, the tax benefit in the third quarter of fiscal 2003 reflected a change in the worldwide earnings mix, primarily due to the benefits of restructuring and other charges that were incurred for the most part in higher-tax jurisdictions. The effective tax rate for the nine months ended July 31, 2003 was also affected by the change in the worldwide earnings mix, as well as a benefit of $131 million resulting from the reversal of a valuation allowance in the second quarter of fiscal 2003 previously provided on a deferred tax asset related to a United States capital loss carryforward, the realization of which was previously uncertain. The change in the worldwide earnings mix contributed to a decrease to HP's estimated annual effective tax rate in the third quarter of 2003 which resulted in a decrease in the provision for taxes of approximately $24 million, or approximately $0.01 per share, of which $18 million related to the six months ended April 30, 2003. Excluding the impact of the $131 million benefit from the reversal of the valuation allowance, the effective tax rate would have been 15% in the nine months ended July 31, 2003. The tax benefits in the third quarter and first nine months of fiscal 2002 were due primarily to the operating losses in those periods offset in part by the impact of non-deductible items, primarily acquisition-related charges, goodwill amortization and in-process research and development charges.

Combined Company Results

        As previously described, the following discussion includes the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of fiscal 2002. Due to different historical fiscal period ends for HP and Compaq, the results for the nine-month period ended July 31, 2002 combine the results of HP for the nine-month period ended July 31, 2002 and the historical quarterly results of Compaq for the six months ended March 31, 2002 and the period from May 3, 2002 (the acquisition date) to July 31, 2002. We have made adjustments to the combined results of operations primarily to reflect amortization of purchased intangible assets as if the acquisition had occurred at the beginning of the periods presented.

        Results of operations for the combined company in dollars and as a percentage of net revenue were as follows:

	Nine months ended July 31,
	2003		2002
	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in millions)
Net revenue	$53,208	100.0%	$54,298	100.0%
Cost of sales(1)	39,053	73.4	40,931	75.4

Gross margin	14,155	26.6	13,367	24.6
Research and development	2,745	5.2	2,974	5.5
Selling, general and administrative	8,305	15.6	8,272	15.2
Amortization of purchased intangible assets and goodwill	420	0.8	513	0.9
Restructuring charges	610	1.1	1,630	3.0
Acquisition-related charges	252	0.5	627	1.2
In-process research and development charge	—	—	793	1.5

Earnings (loss) from operations	1,823	3.4	(1,442)	(2.7)
Interest and other, net	41	0.1	(48)	(0.1)
Losses on investments and other, net	(41)	(0.1)	(18)	—

Earnings (loss) before taxes	1,823	3.4	(1,508)	(2.8)
Provision for (benefit from) taxes	146	0.2	(189)	(0.4)

Net earnings (loss)	$1,677	3.2	$(1,319)	(2.4)

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        On a combined company basis, net revenue declined 2% (7% on a constant currency basis) in the first nine months of fiscal 2003 to $53.2 billion, down from $54.3 billion in the corresponding period of the prior year. In the first nine months of fiscal 2003, U.S. revenue declined 1% compared to the prior-year period to $21.4 billion, while international revenue decreased 3% compared to the same period a year ago to $31.8 billion.

        In the first nine months of fiscal 2003, on a weighted percentage point basis, PSG, ESG, HPS and HPFS accounted for 3.0, 1.6, 0.3 and 0.2 percentage points, respectively, of the overall combined company net revenue decline. A net revenue increase in IPG of 2.9 percentage points, on a weighted basis, moderated the decline.

        Overall, declines in sales volumes across many business units combined with lower average selling prices due to competitive pricing pressures, a shift in sales mix to lower-priced products and service offerings and the consolidation of product offerings as a result of post-acquisition product roadmap decisions impacted negatively combined company net revenue for the first nine months of fiscal 2003. The overall decline in net revenue was moderated by favorable currency impacts resulting from the weakening of the dollar against the euro. The net revenue decline in PSG resulted primarily from lower average selling prices due to competitive pricing pressure and, to a lesser extent, a decline in volumes in consumer desktops. Additionally, the commercial desktop PC and handheld volume declines in the period were due to the execution of post-acquisition product roadmap decisions. The ESG revenue decline was attributable primarily to a revenue decrease in business critical servers due to the ongoing weakness in enterprise capital spending and competitive pricing, as well as decreased volumes in certain storage products resulting from product roadmap decisions. HPS net revenue decreased due primarily to declines in the consulting and integration business resulting from the overall market decline for consulting services across all regions, moderated by increases in managed services and customer support revenue. The HPFS net revenue decline was due primarily to a decrease in revenue-generating assets. A revenue increase in IPG, particularly driven by strong growth in printer supplies resulting from a rise in volumes reflecting continued expansion of the printer hardware installed base, offset in part the overall net revenue decline.

Gross Margin

        Combined company gross margin as a percentage of combined company net revenue was 26.6% in the first nine months of fiscal 2003 compared to 24.6% in the corresponding period of the prior year. Overall, cost savings resulting from improved cost structures, continued expense control measures and stabilizing component prices impacted favorably gross margin, partially offsetting the decline in net revenue for the first nine months of fiscal 2003. In addition, the overall gross margin was impacted favorably by a 0.2 percentage point improvement attributable primarily to inventory adjustments of $137 million in the third quarter of fiscal 2002 resulting from product roadmap decisions. Of the 2.0 percentage point increase in the combined company gross margin for the first nine months of fiscal 2003, PSG and IPG accounted for 0.9 and 0.5 percentage points of the increase on a weighted basis, respectively. ESG and HPFS each accounted for 0.2 percentage points of the increase on a weighted basis, and HPS did not have a significant impact on the overall gross margin percentage. The gross margin improvement in PSG was due primarily to reduced direct and indirect procurement costs reflecting synergies associated with our acquisition of Compaq. The improvement in IPG was due mainly to revenue growth in the higher-margin supplies business and continued operational efficiencies resulting from higher manufacturing volumes and cost saving initiatives, as well as favorable currency impacts on revenue resulting primarily from the strengthening of the euro. ESG gross margin improvement reflected primarily cost reductions in storage and industry standard server products as a result of the Compaq acquisition, offset in part by the product mix shift away from higher-margin business critical servers toward lower-margin industry standard servers. The gross margin improvement in HPFS was due primarily to reduced bad debt expense.

Operating Expenses

Research and Development

        Combined company research and development expense as a percentage of combined company net revenue was 5.2% in the first nine months of fiscal 2003 compared to 5.5% in the first nine months of fiscal 2002. Research and development expense decreased by 8% during the first nine months of fiscal 2003. Overall, the decrease in research and development expense resulted primarily from our workforce reduction efforts and expense control measures. Research and development expense decreased in each of our business segments, except for IPG, which increased by 11% in the first nine months of fiscal 2003. The most significant decrease was in PSG, which decreased by 24% due to cost control measures. IPG's increase in research and development spending due to activities associated with emerging inkjet technology moderated the overall decrease.

Selling, General and Administrative

        Combined company selling, general and administrative expense as a percentage of combined company net revenue was 15.6% in the first nine months of fiscal 2003 compared to 15.2% in the first nine months of fiscal 2002. Selling, general and administrative expense increased by less than 1% in the first nine months of fiscal 2003 compared to the corresponding period in fiscal 2002. Overall, the increase in selling, general and administrative expense in the first nine months of fiscal 2003 was attributable primarily to unfavorable currency impacts driven mainly by the weakening of the dollar against the euro, increased sales and marketing costs associated with a company-wide product branding campaign initiated in the first quarter of fiscal 2003, increased pension and other post-retirement related costs and company-wide salary increases. The higher pension and other post-retirement costs resulted from the fiscal 2003 changes in underlying assumptions, including a decrease in expected portfolio performance, a decrease in discount rates and an increase in medical cost trend rates, as well as the extension of participation in post-retirement benefit plans to eligible pre-acquisition Compaq employees in the United States. Workforce reduction efforts and expense control measures, lower bad debt expense and lower performance bonus expense offset almost entirely these increases.

Amortization of Purchased Intangible Assets and Goodwill

        Effective November 1, 2002 (the date of adoption of SFAS No. 142), we no longer amortize goodwill and instead test goodwill at least annually for impairment. We amortize purchased intangible assets with finite useful lives over their estimated useful lives, generally two to ten years. Amortization expense for the first nine months of fiscal 2003 and 2002 was $420 million and $513 million, respectively. The decrease was due primarily to the elimination of goodwill amortization and the write-off of the purchased intangible assets related to our middleware and storage virtualization offerings in the third quarter of fiscal 2002 as a result of product roadmap decisions in connection with the Compaq acquisition.

Restructuring Charges

        On a combined company basis, our restructuring charges were $610 million for the first nine months of fiscal 2003 and $1.6 billion for the first nine months of fiscal 2002, both of which are consistent with our historical results. For information on our restructuring charges, see "Historical Results—Restructuring Charges" on page 45.

Acquisition-Related Charges

        In connection with the Compaq acquisition, the combined company incurred acquisition-related charges of $252 million in the first nine months of fiscal 2003 and $627 million in the first nine months of fiscal 2002. The acquisition-related charges in first nine months of fiscal 2003 and 2002 consisted primarily of costs incurred for employee retention bonuses, professional fees and consulting services. In addition, the acquisition-related charges in the first nine months of fiscal 2002 consisted primarily of costs incurred for proxy solicitation and advertising.

In-Process Research and Development Charges

        In the third quarter of fiscal 2002, we recorded an IPR&D charge of $735 million in connection with the acquisition of Compaq. We also recorded an IPR&D charge of $58 million in the second quarter of fiscal 2002 related to our acquisition of Indigo.

Interest and Other, Net

        On a combined company basis, interest and other, net, increased $89 million in the first nine months of fiscal 2003 over the prior-year period. The increase was attributable primarily to net losses in the prior-year period on foreign currency transactions resulting from our balance sheet remeasurement and related hedging strategy. An increase in interest expense due to an estimated interest assessment from a sales and use tax audit, as well as a decrease in interest income due to declining interest rates, moderated the overall increase.

Losses on Investments and Other, Net

        On a combined company basis, net investment and other losses in the first nine months of fiscal 2003 were $41 million, compared to $18 million in the corresponding period of fiscal 2002. The net investment losses in the first nine months of fiscal 2003 and 2002 resulted primarily from impairment charges in excess of gains realized on our equity investment portfolio. Net gains in the first nine months of fiscal 2002 on the early extinguishment of debt under our repurchase program for zero coupon subordinated convertible notes due in 2017 (reported as an extraordinary item in fiscal 2002 prior to our November 2002 adoption of SFAS No. 145) and a gain on a litigation settlement moderated the overall decrease.

Provision for (Benefit from) Taxes

        On a combined company basis, our effective tax rate was a provision of 8% in the first nine months of fiscal 2003 compared to a benefit of 13% in the corresponding period of fiscal 2002. HP's effective tax rate differed from the United States federal statutory rate of 35% in the first nine months of fiscal 2003 and 2002 due generally to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. In addition, the effective tax rate in the first nine months of fiscal 2003 was affected by a change in the worldwide earnings mix, due primarily to the benefit of restructuring and other charges that were incurred for the most part in higher tax jurisdictions, as well as a benefit of $131 million resulting from the reversal of a valuation allowance in the second quarter of fiscal 2003 previously provided on a deferred tax asset related to the United States capital loss carryforward, the realization of which was previously uncertain. Excluding the impact of the $131 million benefit from the reversal of the valuation allowance, the effective tax rate would have been 15% in the first nine months of fiscal 2003. The effective tax rate in the first nine months of fiscal 2002 was due primarily to an operating loss offset in part by the impact of non-deductible items, primarily acquisition-related charges, goodwill amortization and in-process research and development charges.

Segment Information

        A description of the products and services, as well as quarter-to-date and year-to-date financial data, for each segment can be found in Note 14 to the Consolidated Condensed Financial Statements. We have restated segment financial data for the three- and nine-month periods ended July 31, 2002 to reflect changes in HP's organizational structure and expense allocation methodology that occurred in the first quarter of fiscal 2003. We describe these changes more fully in Note 14 to the Consolidated Condensed Financial Statements. HP bases the business segments disclosed in this Form 10-Q on HP's management organizational structure as of July 31, 2003 with separate segment reporting also included for HPFS, which is included in ESG's operational structure, due to the distinct nature of this business. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Historical Results

        The historical results discussions below include the results of each of HP's segments, with the exception of Corporate Investments, for the three- and nine-month periods ended July 31, 2003 and the three- and nine-month periods ended July 31, 2002, which includes Compaq's operating results only from the acquisition date. The fluctuations in the segment operating results of HP, except IPG, in the nine-month period ended July 31, 2003 as compared to the nine months ended July 31, 2002 were due generally to the acquisition of Compaq, and, as such, we do not discuss these fluctuations in detail. As Compaq did not have a comparable imaging and printing business, IPG's historical results for the first nine months of fiscal 2002 are not materially different from the combined company results in the same period.

Combined Company Results

        Consistent with the supplemental disclosures included in the consolidated operating results discussion, the combined company segment results discussions include the results of each of HP's segments for the nine-month period ended July 31, 2003 compared to the segment results for the nine-month period ended July 31, 2002 presented as if the acquisition of Compaq had occurred at the beginning of fiscal 2002. As previously discussed, we have included this additional information in order to provide further insight into our segment operating results, prior period trends and current position. Due to different historical fiscal period ends for HP and Compaq, the segment results for the nine-month period ended July 31, 2002 combine the results of HP for the nine-month period ended July 31, 2002 and the historical quarterly results of Compaq for the six-month period ended March 31, 2002 and the period from May 3, 2002 (the acquisition date) to July 31, 2002. Segment results for the three-month period ended July 31, 2003 as compared to the three-month period ended July 31, 2002 are presented on a historical basis only as each period includes the results of Compaq for the entire period.

Imaging and Printing Group

	For the three months ended July 31,(a)
	2003	2002
	(Dollars in millions)
Net revenue	$5,240	$4,761
Earnings from operations	$739	$851
Earnings from operations as a percentage of net revenue	14.1%	17.9%
	For the nine months ended July 31,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$16,376	$14,782	$14,823
Earnings from operations	$2,564	$2,402	$2,401
Earnings from operations as a percentage of net revenue	15.7%	16.2%	16.2%

(a)
As the Compaq acquisition date was May 3, 2002, the results for the three and nine months ended July 31, 2003 and for the three months ended July 31, 2002 include the results of HP and Compaq as a combined company for the entire periods.

(b)
The historical results for the nine months ended July 31, 2002 include the results of Compaq after the acquisition date.

(c)
The combined company results for the nine months ended July 31, 2002 include the historical results of HP for the nine months ended July 31, 2002 combined with the historical quarterly results of Compaq for the six months ended March 31, 2002 and for the period from May 3, 2002 (the acquisition date) to July 31, 2002.

Historical Quarterly Results

        IPG's net revenue grew 10% in the third quarter compared to the same period in fiscal 2002. The revenue increase in the third quarter was 3% on a constant currency basis compared to the corresponding period in the prior year. The favorable currency impact in the period was due primarily to the weakening of the dollar against the euro. Of the overall 10% revenue increase in the third quarter of fiscal 2003, printer supplies represented 8.5 percentage points of the increase on a weighted basis, while business printer hardware and digital imaging product growth accounted for 1.5 and 0.5 percentage points of the increase, respectively. A decline in home printer hardware net revenue of 1.0 percentage points on a weighted basis moderated the increase. The segment had solid revenue growth across all regions in the third quarter of fiscal 2003.

        Growth in printer supplies revenue in the third quarter reflected higher volumes as a result of continued expansion of the printer hardware installed base. Sales of color, multi-function printers and digital press products drove the revenue increase in business printer hardware in the period. A continued shift in demand to lower-priced products and a competitive pricing environment moderated the net revenue increase in business printer hardware. Revenue growth in digital imaging products was attributable to strong sales of cameras, offset in part by a decrease in sales of scanners due to the overall declining scanner market. The net revenue decline in home printer hardware was attributable to a decrease in average selling prices due to the continued shift in demand to lower-priced products and the product transition relating to the "Big Bang 2" launch. The continued shift from single-function printers to all-in-one devices moderated the decline.

        Earnings from operations as a percentage of net revenue was 14.1% for the third quarter of fiscal 2003 compared to 17.9% in the same period in fiscal 2002. A decline in gross margin represented 2.3 percentage points of the 3.8 percentage point decrease in the earnings from operations ratio, while the remaining decline reflected an increase in operating expenses as a percentage of net revenue. The decrease in gross margin for the period was due primarily to a gross margin decline in printer hardware and imaging products reflecting a shift to lower-priced printing and imaging products, rollover costs associated with the new product introductions scheduled for fall 2003 and continued competitive pricing. A shift from single function printers toward multi-function products and a continued mix shift toward printer supplies moderated the gross margin decline. Favorable currency impacts on revenue resulting from the strengthening of the euro as noted above further impacted the gross margin decline during the period. The increase in operating expenses as a percentage of revenue in the third quarter of fiscal 2003 was due primarily to increased marketing costs associated with a company-wide product branding campaign and selling costs associated with an increased focus on commercial sales in the segment, as well as unfavorable currency impacts.

Historical Year-to-Date Results

        As Compaq did not have a comparable imaging and printing business, IPG's historical results for the first nine months of fiscal 2002 are not materially different from the combined company results in the same period. A detailed discussion of IPG's results for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 is presented below in the combined company discussion.

Combined Company Year-to-Date Results

        IPG's combined company net revenue grew 10% in the first nine months of fiscal 2003 compared to the same period in fiscal 2002. The revenue increase in the first nine months of fiscal 2003 was 4% on a constant currency basis compared to the corresponding period in the prior year. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 10% revenue increase in the first nine months of fiscal 2003, printer supplies represented 7.5 percentage points of the increase on a weighted basis. Business printer hardware accounted for 1.5 percentage points of the increase on a weighted basis, while digital imaging products and home printer hardware each accounted for 0.5 percentage points of the increase. The segment had solid revenue growth across all regions in the first nine months of fiscal 2003.

        Growth in printer supplies revenue in the first nine months of fiscal 2003 reflected higher volumes as a result of continued expansion of the printer hardware installed base. Sales of color, multi-function printers and digital press products drove the revenue increase in business printer hardware in the period. A continued shift in demand to lower-priced products and a competitive pricing environment moderated the net revenue increase in business printer hardware in the period. Revenue growth in digital imaging products in the first nine months of fiscal 2003 was attributable to sales of newly introduced cameras and Photosmart printers that were part of the segment's "Big Bang 1" consumer launch in fiscal 2002, offset in part by a decrease in sales of scanners due to the declining scanner market. The net revenue increase in home printer hardware in the first nine months of fiscal 2003 was attributable to a significant volume increase in all-in-one devices as well as a shift from single-function printers to multi-function devices. Decreases in average selling prices due to the continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market, as well as decreases in sales of single-function devices, moderated home printer hardware revenue growth in the period.

        Combined company earnings from operations as a percentage of net revenue was 15.7% for the first nine months of fiscal 2003 compared to 16.2% in the same period in fiscal 2002. In the first nine months of fiscal 2003, the 0.5 net percentage point decrease in the earnings from operations ratio consisted of a 1.3 percentage point increase in operating expenses as a percentage of revenue, offset by an improvement in gross margin of 0.8 percentage points. The increase in operating expenses as a percentage of revenue was driven mainly by increased marketing costs associated with a company-wide product branding campaign and selling costs associated with an increased focus on commercial sales in the segment, as well as unfavorable currency impacts. Offsetting in part the operating expense ratio increase was a gross margin improvement due primarily to the supplies business, which typically has gross margins that exceed the segment average, becoming a greater percentage of total segment revenue, as well as a favorable currency impact on revenues resulting from the strengthening of the euro noted above.

Personal Systems Group

	For the three months ended July 31,(a)
	2003	2002
	(Dollars in millions)
Net revenue	$4,965	$4,751
Loss from operations	$(56)	$(140)
Loss from operations as a percentage of net revenue	(1.1)%	(2.9)%
	For the nine months ended July 31,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$15,232	$9,669	$16,858
Loss from operations	$(2)	$(173)	$(304)
Earnings (loss) from operations as a percentage of net revenue	0.0%	(1.8)%	(1.8)%

(a)
As the Compaq acquisition date was May 3, 2002, the results for the three and nine months ended July 31, 2003 and for the three months ended July 31, 2002 include the results of HP and Compaq as a combined company for the entire periods.

(b)
The historical results for the nine months ended July 31, 2002 include the results of Compaq after the acquisition date.

(c)
The combined company results for the nine months ended July 31, 2002 include the historical results of HP for the nine months ended July 31, 2002 combined with the historical quarterly results of Compaq for the six months ended March 31, 2002 and for the period from May 3, 2002 (the acquisition date) to July 31, 2002.

Historical Quarterly Results

        PSG's net revenue increased 5% in the third quarter of fiscal 2003 compared to the same period in fiscal 2002. On a constant currency basis, revenue decreased in the third quarter of fiscal 2003 by 2% for the year-over-year period. The favorable currency impact in the period was due primarily to the weakening of the dollar against the euro. Of the overall 5% revenue increase in the third quarter of fiscal 2003, notebook PCs and consumer desktop PCs accounted for 8.0 and 3.0 percentage points of the increase, respectively, on a weighted basis. Declines in commercial desktop PCs and handhelds of 6.0 and 0.5 percentage points, respectively, offset these increases.

        The revenue increase in the third quarter of fiscal 2003 resulted from an increase in volumes across all business units within PSG, with the exception of commercial desktop PCs, offset in part by a decline in average selling prices across all PSG business units, attributable mainly to a competitive pricing environment resulting from the realignment of product prices. Consumer notebook volumes increased as a result of the continued mix shift from desktops to notebooks, as well as a broader product portfolio as compared to the corresponding period in the prior year. The volume increase in commercial notebook PCs was attributable to market share gains due to increased product competitiveness, as well as the introduction of new products focused on the growing small and medium business market. Consumer desktop PC volumes increased due to higher back-to-school shipments to major retailers, as well as new product introductions. Handheld volumes grew slightly due to new product launches, although handheld revenue was down overall due to decreased average selling prices. Commercial desktop PC volumes decreased in the period due to market softness, as well as the execution of the post-acquisition product roadmap decision to discontinue the HP Vectra product line.

        The loss from operations as a percentage of net revenue was 1.1% for the third quarter of fiscal 2003 compared to a loss from operations of 2.9% for the same period in fiscal 2002. In the third quarter of fiscal 2003, declines in operating expenses as a percentage of revenue represented 1.3 percentage points of the 1.8 percentage point improvement, while an improvement in gross margin as a percentage of net revenue represented the remaining 0.5 percentage points. Operating expenses as a percentage of revenue decreased in the third quarter of fiscal 2003 compared to the prior year due to cost control measures and our workforce reduction initiatives. The gross margin improvement in the period resulted from our reduced direct and indirect procurement costs reflecting synergies associated with our acquisition of Compaq, moderated by the declining average selling prices described above.

Historical Year-to-Date Results

        The fluctuations in PSG's segment performance in the first nine months of fiscal 2003 as compared to the same period in fiscal 2002 were due substantially to the acquisition of Compaq. Although the acquisition of Compaq resulted in an increase in unit sales across all business units, the continued competitive pricing environment impacted unfavorably average selling prices in the first nine months of fiscal 2003. The execution of post-acquisition product roadmap decisions, which included the discontinuance of the HP Vectra and Jornada product lines, impacted unfavorably commercial desktop PC and handheld volumes. Earnings from operations as a percentage of net revenue increased during the first nine months of fiscal 2003 due to an improvement in gross margin, primarily the result of our reduced direct and indirect procurement costs reflecting synergies associated with our acquisition of Compaq, as well as a shift toward our lower-cost direct business. Operating expenses as a percentage of revenue remained essentially flat during the first nine months of fiscal 2003, as compared to the prior-year period. We present a supplementary discussion of PSG's results for the first nine months of fiscal 2003 as compared to the same period in fiscal 2002, including trends that impacted historical as well as combined company results, below in the combined company discussion.

Combined Company Year-to-Date Results

        PSG's combined company net revenue declined 10% in the first nine months of fiscal 2003 compared to the same period in fiscal 2002. The revenue decrease in the first nine months of fiscal 2003 was 14% on a constant currency basis compared to the corresponding period in fiscal 2002. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 10% revenue decrease in the first nine months of fiscal 2003, consumer and commercial desktop PCs accounted for 10.0 percentage points of the decline on a weighted basis, while handhelds and workstations each contributed slightly to the decline. An increase in notebook PCs revenue of 1.5 percentage points on a weighted basis offset in part these declines. Continued soft demand unfavorably impacted net revenue in the period.

        The combined company revenue decline in the first nine months of fiscal 2003 resulted from a decline in average selling prices across all businesses within PSG and, to a lesser extent, a decline in volumes in consumer and commercial desktop PCs and handhelds. The decline in average selling prices in the period was attributable to the realignment of product prices. The continued mix shift from desktops to notebooks impacted unfavorably consumer and commercial desktop PC volumes. Additionally, the commercial desktop PC and handheld volume declines in the period were due to the execution of post-acquisition product roadmap decisions, which included the discontinuance of the HP Vectra and Jornada product lines. An increase in notebook PCs volumes in the first nine months of fiscal 2003 compared to the prior year due to increased product competitiveness, a broader product portfolio, and the previously mentioned mix shift from desktops to notebooks, offset in part the desktop PC and handheld volume decreases.

        Combined company earnings from operations as a percentage of net revenue was break-even for the first nine months of fiscal 2003 compared to a loss from operations of 1.8% for the same period in fiscal 2002. In the first nine months of fiscal 2003, an improvement in gross margin as a percentage of net revenue represented 2.0 percentage points of the 1.8 percentage point increase, offset in part by an increase in the operating expense ratio. The gross margin improvement resulted from our reduced direct and indirect procurement costs, reflecting synergies associated with our acquisition of Compaq, moderated by the declining average selling prices described above.

Enterprise Systems Group

	For the three months ended July 31,(a)
	2003	2002
	(Dollars in millions)
Net revenue	$3,708	$3,690
Loss from operations	$(70)	$(322)
Loss from operations as a percentage of net revenue	(1.9)%	(8.7)%

	For the nine months ended July 31,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$11,306	$7,151	$12,199
Loss from operations	$(160)	$(527)	$(535)
Loss from operations as a percentage of net revenue	(1.4)%	(7.4)%	(4.4)%

(a)
As the Compaq acquisition date was May 3, 2002, the results for the three and nine months ended July 31, 2003 and for the three months ended July 31, 2002 include the results of HP and Compaq as a combined company for the entire periods.

(b)
The historical results for the nine months ended July 31, 2002 include the results of Compaq after the acquisition date.

(c)
The combined company results for the nine months ended July 31, 2002 include the historical results of HP for the nine months ended July 31, 2002 combined with the historical quarterly results of Compaq for the six months ended March 31, 2002 and for the period from May 3, 2002 (the acquisition date) to July 31, 2002.

Historical Quarterly Results

        ESG's net revenue increased 0.5% in the third quarter of fiscal 2003 compared to the same period in fiscal 2002. On a constant currency basis, revenue decreased in the third quarter of fiscal 2003 by 7%. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Total revenue increased slightly in the third quarter with increases in industry standard servers and storage of 2.0 and 1.0 percentage points, respectively, offset in part by declines in business critical servers and software of 2.0 and 0.5 percentage points on a weighted basis, respectively. Overall, segment revenue in the third quarter of fiscal 2003 continued to be impacted unfavorably by competitive pricing pressures as well as cautious enterprise IT spending across all business units and most geographic regions.

        The revenue increase in industry standard servers in the third quarter of fiscal 2003 was due to an increase in unit sales, moderated by a decline in average selling prices driven by competitive pricing actions. Total industry standard server unit sales grew approximately 14% in the period due to strong worldwide shipments of our ProLiant servers, which absorbed much of the impact from the discontinuation of our NetServer line. The revenue increase in storage in the third quarter of fiscal 2003 resulted from growth in StorageWorks EVA and XP, storage infrastructure sales and storage management software, offset in part by a decline in tape libraries, which reflected the acquisition-related decision to exit the OEM libraries business. The revenue decline across business critical server products in the third quarter of fiscal 2003 reflected competitive pricing, coupled with constraints on enterprise capital spending for large purchases. Low-end and mid-range UNIX® revenue declined in the period due to softness in the market, offset in part by strong growth in high-end UNIX® servers due to continued strength in Superdome products. The revenue decline in software during the third quarter of fiscal 2003 was due to a decline in OpenCall, our telecommunications software product line, reflecting the continued softness in the telecommunications industry, partially offset by strength in services and the OpenView management software support business.

        Loss from operations as a percentage of net revenue for the third quarter of fiscal 2003 was 1.9%, compared to a loss of 8.7% in the same period of fiscal 2002. A decrease in operating expenses as a percentage of revenue of 3.5 percentage points and an improvement in gross margin of 3.3 percentage points resulted in the operating loss improvement of 6.8 percentage points in the third quarter of fiscal

2003. Cost savings achieved through workforce reductions and continued cost control measures, offset in part by an unfavorable currency impact, drove the decline in operating expenses as a percentage of revenue in the third quarter of fiscal 2003. Gross margin as a percentage of revenue improved in all product categories year-over-year. On a weighted basis, storage was the largest contributor to the gross margin improvement due to the growth in StorageWorks EVA and XP, which are higher-margin products, along with lower warranty expense. Material cost reductions across all the businesses, coupled with a product mix shift within business critical servers and software toward higher-margin products, also contributed to the strength in gross margin. An unfavorable mix shift from low- and mid-range business critical servers toward lower-margin industry standard servers moderated the gross margin improvements in the period.

Historical Year-to-Date Results

        The fluctuations in ESG's segment performance in the first nine months of fiscal 2003 as compared to the same period in fiscal 2002 were due substantially to the acquisition of Compaq. The significant increase from Compaq's industry standard server business and Compaq's storage and business critical server businesses were the main contributors to the overall revenue growth. Although overall unit sales increased due to the acquisition of Compaq, continued competitive pricing pressures impacted unfavorably average selling prices in the first nine months of fiscal 2003. Discontinuance of HP's NetServer products as well as certain storage products as part of the post-acquisition product roadmap decisions moderated volumes. The improvement in the loss from operations ratio was attributable to a decline in operating expenses as a percentage of revenue due primarily to workforce reduction activities and effective cost management, offset in part by a decline in gross margin. The gross margin deterioration reflected competitive pricing pressures and a mix shift toward industry standard servers, which have significantly lower margins than other products in the segment. We present a supplementary discussion of ESG's results for the first nine months of fiscal 2003 as compared to the same period of fiscal 2002, including trends that impacted historical as well as combined company results, below in the combined company discussion.

Combined Company Year-to-Date Results

        ESG's combined company net revenue declined 7% in the first nine months of fiscal 2003 compared to the same period in fiscal 2002. The revenue decrease in the first nine months of fiscal 2003 was 12% on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 7% revenue decrease in the first nine months of fiscal 2003, business critical servers accounted for 5.5 percentage points of the decline on a weighted basis, while storage, software and industry standard servers each contributed 0.5 percentage points to the decline on a weighted basis. Overall, segment revenue in the first nine months of fiscal 2003 continued to be impacted unfavorably by competitive pricing pressures, product roadmap transitions, and cautious enterprise IT spending across all business units and most geographic regions.

        The combined company revenue decline across business critical server products in the first nine months of fiscal 2003 reflected competitive pricing as well as constraints on enterprise capital spending for large purchases. Low-end and mid-range UNIX® revenue declined during the period, offset in part by strong growth in high-end UNIX® servers due to continued strength in Superdome products. NonStop server revenue declined in the first nine months of fiscal 2003, reflecting weak spending in the telecommunications and financial services industries. Product roadmap transitions in tape libraries due to our exiting the OEM business and decreased sales of legacy arrays, offset in part by a mix shift toward EVA products drove the storage revenue decline in the first nine months of fiscal 2003. The decline in software revenue in the first nine months of fiscal 2003 was attributable mainly to softness in OpenCall, our telecommunications software product line, due to continued weakness in the telecommunications industry. Strength in the OpenView management software support business moderated this decline. While unit sales of industry standard servers increased in the first nine months of fiscal 2003, the decline in average selling prices and a mix shift toward low-end servers more than offset the favorable impact of the volume increase, resulting in the revenue decline. Despite unit declines in our NetServer products due to the post-acquisition roadmap decision to discontinue this line of servers, total industry standard server units grew approximately 6% in the period due to strong worldwide shipments of our ProLiant servers.

        Combined company loss from operations as a percentage of net revenue for the first nine months of fiscal 2003 was 1.4% compared to a loss of 4.4% in the same period of fiscal 2002. In the first nine months of fiscal 2003, the operating loss improvement of 3.0 percentage points was due to a 1.9 percentage point increase in gross margin and a 1.1 percentage point decrease in operating expenses as a percentage of revenue. The gross margin improvement in the period reflected primarily cost reductions resulting from the Compaq acquisition in storage and industry standard server products, coupled with a product mix shift within business critical servers, storage, and software toward higher-margin products. An unfavorable mix shift from low- and mid-range business critical servers toward lower-margin industry standard servers moderated the gross margin improvements in the period. Cost savings achieved through workforce reductions and continued cost control measures, offset in part by an unfavorable currency impact, drove the decline in operating expenses as a percentage of revenue in the first nine months of fiscal 2003.

HP Services

	For the three months ended July 31,(a)
	2003	2002
	(Dollars in millions)
Net revenue	$3,083	$2,949
Earnings from operations	$337	$277
Earnings from operations as a percentage of net revenue	10.9%	9.4%
	For the nine months ended July 31,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$9,074	$5,945	$9,261
Earnings from operations	$979	$529	$1,007
Earnings from operations as a percentage of net revenue	10.8%	8.9%	10.9%

(a)
As the Compaq acquisition date was May 3, 2002, the results for the three and nine months ended July 31, 2003 and for the three months ended July 31, 2002 include the results of HP and Compaq as a combined company for the entire periods.

(b)
The historical results for the nine months ended July 31, 2002 include the results of Compaq after the acquisition date.

(c)
The combined company results for the nine months ended July 31, 2002 include the historical results of HP for the nine months ended July 31, 2002 combined with the historical quarterly results of Compaq for the six months ended March 31, 2002 and for the period from May 3, 2002 (the acquisition date) to July 31, 2002.

Historical Quarterly Results

        HPS' net revenue increased 5% in the third quarter of fiscal 2003 compared to the same period in fiscal 2002. On a constant currency basis, revenue in the third quarter of fiscal 2003 decreased 2% compared to the corresponding period in the prior year. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 5% net revenue increase in the third quarter, the customer support business accounted for 5.0 percentage points of the growth on a weighted basis, while the managed services business contributed 3.0 percentage points of growth. The revenue increase was offset in part by a revenue decline in the consulting and integration business, which includes complementary third-party products delivered with sales of HP solutions, of 3.5 percentage points on a weighted basis.

        The growth in customer support revenue in the third quarter of fiscal 2003 was due primarily to favorable currency impacts resulting from the strengthening of the euro mentioned above, as well as an increase in revenue from business infrastructure, mission critical and storage services. An increase in new and existing large outsourcing deals, reflecting the ongoing mix shift toward larger comprehensive deals as customers outsourced substantial portions of their IT infrastructure to HP, as well as favorable currency impacts mentioned above drove the growth in managed services revenue over the prior-year period. A decrease in sales of complementary third-party products and a decline in core consulting and integration services drove the net revenue decrease in the consulting and integration business in the third quarter of fiscal 2003. The decrease in sales of complementary third-party products resulted from a heightened focus on sales of critical solution requirements, while the decline in core consulting and integration revenue reflected continuing weak demand from multiple industries.

        Earnings from operations as a percentage of net revenue was 10.9% for the third quarter of fiscal 2003 compared to 9.4% for the same period in fiscal 2002. Expense control measures, workforce reductions, contingent workforce reductions and reduced costs reflecting synergies associated with our acquisition of Compaq drove the overall segment operating profit ratio increase in the third quarter of fiscal 2003. Additionally, a favorable business mix shift away from the consulting and integration business, which typically has an operating profit ratio lower than the segment average, contributed to the overall segment operating profit ratio increase during the period. Salary increases given to employees at the beginning of the period and higher pension and post-retirement costs offset in part the overall segment operating profit ratio increase in the third quarter of fiscal 2003. Higher pension and post-retirement costs resulted from fiscal 2003 changes in underlying assumptions, including a decrease in expected portfolio performance, a decrease in discount rates and an increase in medical cost trend rates, as well as the extension of participation in pension and post-retirement benefit plans to eligible pre-acquisition Compaq employees in the United States not covered by such plans prior to January 1, 2003. Additionally, an operating profit ratio decline in the customer support business moderated the overall increase in the operating profit ratio for the segment in the third quarter of fiscal 2003. Competitive pricing pressures had a negative impact on customer support margins.

Historical Year-to-Date Results

        The fluctuations in HPS' segment performance in the first nine months of fiscal 2003 as compared to the same period in fiscal 2002 were due substantially to the acquisition of Compaq. Although the acquisition of Compaq resulted in an increase in services across all business units, our consulting and integration and customer support businesses were impacted unfavorably by the weak demand in IT infrastructure products, the slowdown of enterprise spending and competitive pricing pressures. Our managed services business benefited from the slowdown as customers reduced costs by outsourcing their IT infrastructure. Earnings from operations as a percentage of net revenue increased in the period as compared to the prior-year period due to a shift in revenue mix away from the consulting and integration business, which typically has operating profit ratios lower than the segment average. Expense control measures and workforce reduction initiatives also contributed to the increase in the earnings from operations ratio in the period. We present a supplementary discussion of HPS' results for the first nine months of fiscal 2003 as compared to the same period in fiscal 2002, including trends that impacted historical as well as combined company results, below in the combined company discussion.

Combined Company Year-to-Date Results

        HPS' combined company net revenue decreased 2% in the first nine months of fiscal 2003 compared to the same period in fiscal 2002. On a constant currency basis, the revenue decrease in the first nine months of fiscal 2003 was 7% compared to the corresponding period in the prior year. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 2% revenue decline in the first nine months of fiscal 2003, the consulting and integration business accounted for 5.0 percentage points of the decline on a weighted basis, moderated by revenue growth in the managed services and customer support businesses, which contributed 2.0 and 1.0 percentage points on a weighted basis, respectively.

        A decline in core consulting and integration services and a decrease in sales of complementary third-party products drove the combined company net revenue decrease in the consulting and integration business in the first nine months of fiscal 2003. The decline in core consulting and integration revenue reflected competitive pricing pressures and weak demand, particularly in the telecommunications industry, while the decrease in sales of complementary third-party products resulted from a heightened focus on sales of critical solution requirements. An increase in new and existing large outsourcing deals, reflecting the ongoing mix shift toward larger comprehensive deals as customers outsourced substantial portions of their IT infrastructure to HP, as well as favorable currency impacts mentioned above, drove the growth in managed services revenue in the first nine months of fiscal 2003. The growth in customer support revenue in the first nine months of fiscal 2003 was due primarily to favorable currency impacts resulting from the strengthening of the euro.

        Combined company earnings from operations as a percentage of net revenue was 10.8% for the first nine months of fiscal 2003 compared to 10.9% for the same period in fiscal 2002. An operating profit ratio decline in the customer support business drove the decrease. Competitive pricing pressures and a shift in mix towards lower-margin services had a negative impact on the customer support operating margins. Higher pension and post-retirement costs resulting from fiscal 2003 changes in underlying assumptions, including a decrease in expected portfolio performance, a decrease in discount rates and an increase in medical cost trend rates, as well as the extension of participation in pension and post-retirement benefit plans to eligible pre-acquisition Compaq employees in the United States not covered by such plans prior to January 1, 2003, additionally impacted the overall segment operating profit ratio decline in the first nine months of fiscal 2003. A favorable business mix shift away from the consulting and integration business, which typically has an operating profit ratio lower than the segment average, moderated the overall segment operating profit ratio decline in the first nine months of fiscal 2003. The expense control measures and workforce reductions initiated in fiscal 2002, as well as reduced costs reflecting synergies associated with our acquisition of Compaq, further moderated the operating profit decline in the period.

HP Financial Services

	For the three months ended July 31,(a)
	2003	2002
	(Dollars in millions)
Net revenue	$442	$510
Earnings (loss) from operations	$18	$(21)
Earnings (loss) from operations as a percentage of net revenue	4.1%	(4.1)%

	For the nine months ended July 31,
	2003(a)	Historical Results 2002(b)	Combined Company Results 2002(c)
	(Dollars in millions)
Net revenue	$1,460	$1,170	$1,551
Earnings (loss) from operations	$53	$(33)	$(27)
Earnings (loss) from operations as a percentage of net revenue	3.6%	(2.8)%	(1.7)%

(a)
As the Compaq acquisition date was May 3, 2002, the results for the three and nine months ended July 31, 2003 and for the three months ended July 31, 2002 include the results of HP and Compaq as a combined company for the entire periods.

(b)
The historical results for the nine months ended July 31, 2002 include the results of Compaq after the acquisition date.

(c)
The combined company results for the nine months ended July 31, 2002 include the historical results of HP for the nine months ended July 31, 2002 combined with the historical quarterly results of Compaq for the six months ended March 31, 2002 and for the period from May 3, 2002 (the acquisition date) to July 31, 2002.

Historical Quarterly Results

        HPFS' net revenue includes interest on financing receivables, rental payments on operating leases and sales of equipment at the expiration of the associated lease term. HPFS' net revenue declined 13% in the third quarter of fiscal 2003 compared to the same period in fiscal 2002. Lower lease originations during fiscal 2002 and the first nine months of fiscal 2003 drove the decrease in revenue for the period. Strengthened credit controls and the ongoing weakness in the global economy resulted in the decrease in lease originations and the related decrease in revenue-generating assets. Decreases in average selling prices of HP products were also a factor in the decrease in lease originations. Increased revenue from equipment sales after the expiration of the associated lease terms and other mid-term and end-of-term portfolio activities moderated the revenue decrease for the period.

        Earnings from operations as a percentage of net revenue was 4.1% for the third quarter of fiscal 2003 compared to a loss of 4.1% for the same period in fiscal 2002. A reduction in bad debt expense for customer write-offs resulting from strengthened global credit standards and a stronger portfolio resulted in the majority of the operating profit ratio improvement. Lower interest costs and higher asset yields also had positive impacts on the ratio.

Historical Year-to-Date Results

        The acquisition of Compaq caused a substantial portion of the fluctuations in HPFS' segment performance in the first nine months of fiscal 2003 as compared to the same period in fiscal 2002. The acquisition resulted in higher revenue-generating assets; however, the ongoing weakness in the global economy and resulting slowdown in lease originations moderated the revenue increase. In the first nine months of fiscal 2003, earnings from operations as a percentage of net revenue improved from the comparable prior period loss due to a significant reduction in bad debt expense coupled with a decline in interest costs as a percentage of revenue. We present a supplementary discussion of HPFS' results for the first nine months of fiscal 2003 as compared to the same period in fiscal 2002, including trends that impacted historical as well as combined company results, below in the combined company discussion.

Combined Company Year-to-Date Results

        HPFS' combined company net revenue declined 6% in the first nine months of fiscal 2003 compared to the same period in fiscal 2002. Lower lease originations during fiscal 2002 and the first nine months of fiscal 2003 drove the decrease in revenue for the period. Strengthened credit controls and the ongoing weakness in the global economy resulted in the decrease in lease originations and the related decrease in revenue-generating assets. Decreases in average selling prices of HP products were also a factor in the decrease in lease originations. Increased revenue from equipment sales after the expiration of the associated lease terms and other mid-term and end-of-term portfolio activities moderated the revenue decrease for the period.

        Combined company earnings from operations as a percentage of net revenue was 3.6% for the first nine months of fiscal 2003 compared to a loss of 1.7% for the same period in fiscal 2002. A reduction in bad debt expense for customer write-offs resulting from strengthened global credit standards and a stronger portfolio resulted in the majority of the operating profit ratio improvement. Lower interest costs also had a positive impact on the ratio.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended July 31,
			Increase (Decrease)
	2003	2002
	(In millions)
Net cash provided by operating activities	$3,674	$3,942	$(268)
Net cash (used in) provided by investing activities	(1,077)	3,512	(4,589)
Net cash used in financing activities	(878)	(559)	(319)

Net increase in cash and cash equivalents	$1,719	$6,895	$(5,176)

Cash and Cash Flow

        The information discussed below is presented based on HP's historical results, which includes the results of Compaq for the period beginning on May 3, 2002, the closing date of the acquisition.

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. Repatriation of most of the amounts held outside the United States would be subject to United States federal income taxes and could also be restricted by local laws. HP has provided for the tax liability on these amounts for financial statement purposes except for earnings that are considered indefinitely invested outside the United States. Difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner could affect our liquidity. Repatriation could result in a loss of certain tax attributes and result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet domestic liquidity needs through ongoing cash flows or external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

        Net cash provided by operating activities decreased during the nine months ended July 31, 2003 as compared to the same period in fiscal 2002 as a result of investments in inventory in the current period for which corresponding investments were not necessary in the same period in fiscal 2002 due to elevated inventory levels at the end of fiscal 2001. Additionally, increased pension contributions and continued severance payments through our restructuring programs contributed to the decrease, moderated in part by timing of payments on accounts payable.

        The change in net cash flows from investing activities for the nine months ended July 31, 2003 over the prior-year period was a decrease of $4.6 billion, primarily related to the $3.6 billion of cash acquired in the Compaq transaction in fiscal 2002, as well as $879 million recorded upon the dissolution of our equity method investment in Liquidity Management Corporation ("LMC"), when it became a wholly-owned subsidiary on November 1, 2001. In addition, capital expenditures were $1.5 billion for the nine-month period ended July 31, 2003, an increase of $312 million over the same period in the prior year. Capital expenditure increases related mainly to assets under lease by HPFS to third parties and to continued investment in IPG manufacturing equipment. HPFS capital expenditures increased primarily as a result of the acquisition of Compaq in the third quarter of fiscal 2002.

Stock Repurchases

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. In the first nine months of fiscal 2003, we repurchased 29,794,000 shares at an aggregate price of $549 million. In the first nine months of fiscal 2002, we repurchased 29,423,000 shares for an aggregate price of $546 million. As of September 5, 2003, we had authorization for remaining future repurchases of approximately $357 million.

	July 31, 2003	October 31, 2002	Increase (Decrease)
	(Dollars in millions)
Cash and cash equivalents	$12,911	$11,192	$1,719
Short-term investments	252	237	15

Total cash and short-term investments	$13,163	$11,429	$1,734

Days sales outstanding ("DSO")	40	42	(2)
Inventory turns	8.3	9.2	(0.9)

Performance Metrics

        Trade accounts receivable days sales outstanding were 40 at July 31, 2003 compared to 42 at October 31, 2002 and 45 at July 31, 2002. The sequential and year-over-year improvement resulted from increased effectiveness in collection efforts from both retail and business customers. Annualized inventory turns were 8.3 at July 31, 2003 compared to 9.2 at October 31, 2002 and 8.9 at July 31, 2002. The sequential decline resulted primarily from seasonal revenue weakness in the current quarter combined with normal inventory build-up for the back-to-school season, while the year-over-year decline was mainly impacted by higher levels of inventory in the current quarter associated with a broader product portfolio as well as a return to normal inventory levels in our supplies business.

Funding Commitments

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $1.0 billion, primarily for employee severance and other employee benefits and facilities costs. Of this amount, $998 million is recorded in part as a short-term liability and in part as a long-term liability on our Consolidated Condensed Balance Sheet at July 31, 2003 and $50 million will be expensed in future periods as the costs are incurred or the requirements to record the costs as a liability are met. Cash expenditures related to employee severance are expected to be substantially complete by the end of fiscal 2004.

        We made pension contributions of approximately $800 million for the nine-month period ended July 31, 2003 and estimate that we will contribute approximately $300 million to the plans during the remainder of the year.

        We currently expect to fund capital expenditures as well as liquidity needs from a combination of available cash balances, cash flows from operations and available credit facilities. We invest excess cash in short- and long-term investments, depending on our projected cash needs for operations, capital expenditures and other business purposes. We also supplement our internally-generated cash flow with a combination of short- and long-term borrowings.

Borrowings

	July 31, 2003	October 31, 2002	Increase (Decrease)	Amount Available as of July 31, 2003
	(In millions)
Notes payable and short-term borrowings	$1,278	$1,793	$(515)	$9,334
Long-term debt	6,508	6,035	473	3,196

Total short- and long-term debt	$7,786	$7,828	$(42)	$12,530

        Short- and long-term debt in the first nine months of fiscal 2003 decreased by $42 million from the beginning of the period, including a $5 million effect of non-cash items related to foreign currency remeasurement, mark-to-market adjustments, and premium and discount amortization. The decrease in notes payable and short-term borrowings was due mainly to the repayment of the short-term portion of long-term debt of approximately $430 million, repayment of $4.5 billion under our commercial paper programs and net repayment of $118 million of additional short-term borrowings, offset in part by $4.3 billion issued under our commercial paper programs. The increase in long-term debt was due mainly to issuances of long-term debt of approximately $750 million, moderated in part by repayments of long-term debt of approximately $80 million.

        During the first nine months of fiscal 2003, we issued a total of $2.3 billion of commercial paper at interest rates ranging from 1.09% to 1.59% under our $4.0 billion U.S. commercial paper program that we established in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, issued $2.0 billion of certificates of deposit during the first nine months of fiscal 2003, at local currency interest rates ranging from 0.08% to 4.22%, under a Euro Commercial Paper/Certificate of Deposit Programme that we established in May 2001. We had approximately $349 million outstanding under our commercial paper programs at September 5, 2003.

        In March 2003, our $2.7 billion 364-day senior unsecured committed borrowing facility expired and was simultaneously replaced by a $1.7 billion 364-day senior unsecured committed borrowing facility. We also have a $1.3 billion three-year credit facility that was established in March 2002 (collectively, the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary based on HP's external credit ratings. The Credit Facilities are generally available to support the issuance of commercial paper or for other corporate purposes. As of September 5, 2003, there were no borrowings outstanding under the Credit Facilities.

        We also maintain, through various foreign subsidiaries, lines of credit with a total borrowing capacity of $2.6 billion from a number of financial institutions. There was approximately $417 million outstanding at September 5, 2003 under these borrowing programs.

        As a result of the Compaq acquisition and associated credit rating changes and the satisfaction of other specified conditions, HP's debt due to CCF Charterhouse, now HSBC-CCF, became repayable, and we intend to repay such debt on or before September 29, 2003.

        At September 5, 2003, we had outstanding long-term debt totaling $6.9 billion, including $526 million due within one year. Of our total long-term debt outstanding, approximately $2.7 billion is due between 2003 and 2005, approximately $3.4 billion is due between 2006 and 2008 and the remainder is due at various dates through 2023. For a description of our outstanding debt, see Note 8 to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

        We may issue future long-term borrowings under our shelf registration statement that was declared effective in March 2002 (the "2002 Shelf Registration Statement"). At September 5, 2003 we have issued $2.0 billion of Global Notes under the 2002 Shelf Registration Statement, which mature on various dates between 2007 and 2012, and we have future borrowing capacity of $1.0 billion under this registration statement.

        We also may issue future long-term borrowings under our Euro Medium-Term Note Programme, filed with the Luxembourg Stock Exchange, which originally allowed us to offer up to $3.0 billion of Medium-Term Notes. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States. At September 5, 2003 we have approximately $831 million outstanding under the Euro Medium-Term Note Programme, which matures in July 2006, and we have future borrowing capacity of approximately $2.2 billion.

        We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt, other than the HSBC-CCF debt described above. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. Should this occur, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme. In addition, we have the option to draw upon our senior unsecured credit facilities totaling $3.0 billion.

        The vast majority of total outstanding debt was issued or assumed by HP and not by our financing business, HPFS. However, HPFS is a financial services organization and, like other financial services companies, has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At July 31, 2003, HPFS had approximately $6.8 billion in net financing assets, which include short- and long-term financing receivables and operating lease assets.

FACTORS THAT COULD AFFECT FUTURE RESULTS

        Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

The competitive pressures we face could harm our revenue, gross margin and prospects.

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and we compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, range of products and services, account relationships, customer service and support, security, and availability of application software. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, it could harm our operations, results and prospects. Further, we may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than some of our competitors. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and therefore our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects. Even if we are able to maintain or increase market share for a particular product, revenue could decline due to increased competition from other types of products or because the product is in a maturing industry. For example, as the desktop computer industry continues to mature, customers may not purchase new desktop computers as frequently as they have in the past. Industry consolidation may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margins may suffer.

        The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position. In addition, in the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the root cause of the problem and to determine appropriate solutions. However, we may have limited ability to control quality issues, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch"), we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenues and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could have a material adverse effect on our revenue and operating results.

If we do not effectively manage our product and services transitions, our revenue may suffer.

        Many of the industries in which we compete are characterized by rapid technological advances in hardware performance, software functionality and features; the frequent introduction of new products; short product life cycles; and continual improvement in product price characteristics relative to product performance. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be adequately supported by application software. Our revenue and gross margin also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales of, or result in discounting of, some of our current offerings, offsetting the benefit of even a successful introduction. There may also be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions that must be managed. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates, and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materializes, future demand for our products and services and our results of operations may suffer.

Any failure by us to manage acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.

        As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions in order to further our business objectives, and, in many cases, to manage our product and technology portfolios. In order to pursue this strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of acquisitions, strategic alliances, joint ventures and outsourcing deals can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. However, if we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material effect on our revenue and selling, general and administrative expenses.

        Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

  •
  combining product offerings or entering into new markets in which we are not experienced and preventing customers and distributors from deferring purchasing decisions or switching to other suppliers, which could result in our incurring additional obligations in order to address customer uncertainty;

  •
  demonstrating to customers and distributors that the transaction will not result in adverse changes in client service standards or business focus and coordinating sales, marketing and distribution efforts;

  •
  consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions, including implementing information management and system processes that enable increased customer satisfaction, improved productivity, lower costs, accurate financial reporting, more direct sales and improved inventory management;

  •
  minimizing the diversion of management attention from ongoing business concerns;

  •
  persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, integrating employees into HP, correctly estimating employee benefit costs and implementing restructuring programs;

  •
  coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures;

  •
  achieving savings from supply chain integration; and

  •
  managing integration issues shortly after or pending the completion of other independent transactions.

        In fiscal 2002, we completed our acquisitions of Compaq and Indigo N.V., and acquired Intria in fiscal 2003. In fiscal 2003, we also entered into several large outsourcing transactions to manage IT infrastructure and provide related products and services to Ericsson, The Procter & Gamble Company and Telecom Italia Group. We evaluate and enter into other acquisition, alliance, joint venture, outsourcing and divestiture transactions on an ongoing basis. We may not successfully address the challenges associated with these transactions in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of any transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may depend partially upon the actions of employees, suppliers or other third parties.

        Managing acquisitions, alliances, joint ventures, divestitures and outsourcing transactions requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with transactions, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain and extraordinary transactions could impact our effective tax rate. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, partners and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses. Third parties also may claim that we are infringing upon their intellectual property rights. Even if we do not believe that our products or businesses are infringing upon third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements, pay costly damage awards or redesign affected products. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. In addition, it is possible that as a consequence of a merger or acquisition transaction third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these agreements.

Economic weakness has adversely affected, and could continue to affect adversely, our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Softened demand for our products and services caused by ongoing economic weakness over the past several years has resulted, and may result, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. Economic and market conditions continue to be challenging. As a result, individuals and companies have delayed or reduced expenditures, including those for information technology. In addition, if our customers experience financial difficulties, we could experience increases in bad debt write-offs and additions to reserves in our receivables portfolio, our lessees may be unable to make required lease payments and leased equipment may be worth less upon its return to us than was estimated at lease inception. We have also experienced gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. The economic situation also has led to restructuring actions and associated expenses and impairment of our investment portfolio. Continued uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Terrorist acts, international conflicts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and subsequent large-scale terrorist attacks in other countries were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts or acts of war, including the ongoing military operations in Iraq, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. In addition, as a major multi-national company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue, gross margin and profitability could suffer.

        We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both retail and direct sales to both enterprise accounts and consumers. Since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore profitability. Moreover, our distribution channel mix may limit our willingness or ability to quickly adjust prices and otherwise to respond to pricing changes by competitors. Other distribution risks include alienating channel partners, financial weakness of competitors and inventory management problems, as described below.

  •
  As we continue to increase our commitment to direct sales, we could risk alienating channel partners and adversely affecting our distribution model.

    Since direct sales may compete with the sales made by third-party resellers and distributors, these third-party resellers and distributors may elect to use other suppliers that do not directly sell their own products or to reduce the retail shelf space available for our products. Because not all of our customers will prefer to purchase directly, any increase in our commitment to direct sales could alienate some of our channel partners. As a result, we may lose some of our customers who purchase from third-party resellers or distributors.

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

    We must manage inventory effectively, particularly with respect to sales to distributors. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. If we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.

We depend on third party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly.

        Our manufacturing operations depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver sufficient quantities of quality components and products at reasonable prices in time to meet critical manufacturing and distribution schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. We also rely on third party suppliers for the provision of contingent workers and our failure effectively to manage our use of such workers could adversely affect our results of operations. We could also be exposed to various legal claims relating to their status. Other supplier problems that we could face include component shortages, excess supply and risks related to fixed-price contracts that would require us to pay more than the open market price, as described below.

  •
  Supply shortages. Occasionally we may experience a short supply of, or a delay in receiving, certain component parts as a result of strong demand, capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these components may increase, we may be exposed to quality issues or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products, resulting in further costs and delays.

  •
  Oversupply. In order to secure components for the production of new products or to secure workers in critical areas, at times we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply of parts could result in excess or obsolete components or we could have an oversupply of workers in certain areas, either of which could adversely affect our gross margin. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

  •
  Long-term pricing commitments. As a result of binding price or purchase commitments with vendors, we may be obligated to purchase components or to retain workers at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase components or to retain workers for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or workers at lower prices, and our gross margin could suffer.

        In addition, in many instances we rely on offshore suppliers, including manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture. Regional economic, business, environmental, political, medical, or military conditions or events, as discussed in the following risk factor, could disrupt supplies in foreign locations.

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

        Sales outside the United States make up more than half of our revenue. Our future revenue, gross margin, expenses and financial condition could also suffer due to a variety of international factors, including:

  •
  changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military conflicts;

  •
  currency fluctuations, particularly in the Japanese yen and the euro, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

  •
  longer accounts receivable cycles and financial instability among customers;

  •
  trade regulations and procedures and actions affecting production, pricing and marketing of products;

  •
  local labor conditions and regulations;

  •
  changes in the regulatory or legal environment;

  •
  differing technology standards or customer requirements;

  •
  import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

  •
  difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

  •
  fluctuations in freight costs and disruptions at important geographic points of exit and entry; and

  •
  natural and medical disasters.

        The factors described above could also disrupt our product and component manufacturing and key suppliers located outside of the United States. HP previously imposed travel restrictions to and from, and quarantines in, certain countries affected by Severe Acute Respiratory Syndrome ("SARS"), and similar medical crises may disrupt manufacturing processes and the economies of affected countries and result in quarantines being imposed in the future. Taiwan also has suffered earthquakes and typhoons, resulting in temporary communications and supply disruptions. In addition, we procure components from Japan, which suffers from earthquakes periodically. Moreover, our Indigo subsidiary has research and development and manufacturing operations located in Israel, which may be more subject to disruptions or other problems in light of ongoing regional instability.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue and financial condition and our costs and expenses could suffer in the event of a major earthquake. In addition, some areas, including California and parts of the East Cost and Midwest of the United States, have experienced, and may continue to experience, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly self-insured for losses and interruptions caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, extreme weather conditions and other natural or manmade disasters.

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

        Our revenue and profit margins vary among our products and services, customer groups and geographic markets, and, therefore, will be different in future periods than our current revenue and profit margins. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, our Imaging and Printing Group and certain business units such as printer supplies contribute significantly to our profitability. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may necessitate adjustments to our operations.

Our sales cycle makes planning and inventory management difficult and future financial results less predictable.

        Our quarterly sales have reflected a pattern in which a disproportionate percentage of such quarters' total sales occur toward the end of each quarter, and this trend has become more pronounced in recent periods. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, consumer sales are often stronger in the fourth calendar quarter, and customers may spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Demand during the spring and early summer may also be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect gross margins prior to or shortly after such product launches. Many of the factors that create and affect seasonal trends are beyond our control.

In order to be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, our product generation efforts depend on hiring and retaining qualified engineers. Attracting and retaining skilled solutions providers in the IT support business and qualified sales representatives are also critical to our future. Competition for experienced management and technical, marketing and support personnel in the information technology industry can be intense. Moreover, we have implemented retention programs in connection with the Compaq acquisition. Although most participants in these retention programs received their payouts in May 2003, some executives and other key employees received payouts in September 2003, and the ultimate effect on employee retention following the expirations of these programs is uncertain. The loss of key employees could have a significant impact on our operations and stock price. We also must continue to motivate employees and keep them focused on HP's strategies and goals, which may be particularly difficult due to morale challenges posed by workforce reductions, the acquisition and integration of Compaq, the fiscal 2002 proxy fight and general uncertainty.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

        We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to motivate employees to maximize shareowner value, encourage employee retention, and provide competitive compensation packages. In recent periods, a substantial majority of HP's employee stock options have had exercise prices in excess of HP's stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies are currently considering changes to United States generally accepted accounting principles that would require HP and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, new listing standards adopted by the New York Stock Exchange relating to obtaining shareowner approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expense to HP.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq acquisition, we announced workforce restructurings as well as reductions through our early retirement programs involving approximately 17,700 employees worldwide. In addition to these workforce reductions, in the second quarter of fiscal 2003 we took a restructuring charge for an incremental workforce reduction of 2,300 employees and in the third quarter of fiscal 2003 we announced and recorded a restructuring charge for the reduction of an additional 4,800 employees. Hiring in key areas offset some of these workforce reductions. We may have additional workforce reductions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

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

  •
  changes in quarterly revenue or earnings estimates by the investment community and variations between actual and anticipated financial results; and

  •
  speculation in the press or investment community about our strategic position, financial condition, financial reporting, results of operations, business or significant transactions.

        General or industry-specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP common stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, or results of operations or cash flows. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

System security risks and systems integration issues could disrupt our internal operations or information technology services provided to customers, which could harm our revenue, increase our expenses and harm our reputation and stock price.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses in addressing problems created by security breaches of our network. Moreover, we could lose existing or potential customers for information technology outsourcing services or other information technology solutions, or incur significant expenses in connection with our customers' system failures. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design and manufacture, including "bugs" and other problems that can unexpectedly interfere with the operation of the system. The costs to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede sales, manufacturing, distribution or other critical functions.

        Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work. In particular, in connection with the Compaq integration, we plan to implement a new general ledger information system and data warehouse to replace our current systems during 2004. As a part of this effort, we are rationalizing various legacy systems, upgrading existing software applications and implementing new data management applications to administer our business information. We may not be successful in implementing the new system, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of this new system or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our business segment results, our financial position and cash flows and otherwise operate our business, which could adversely affect our financial results, stock price and reputation.

Unforeseen environmental costs could impact our future net earnings.

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims if we were to violate or become liable under environmental laws or become non-compliant with environmental permits required at present or former facilities. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We also could face significant costs and liabilities in connection with product take-back legislation. The parliament of the European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for the collection, recycling, and safe disposal of past and future covered products. This directive must now be approved and implemented by individual European Union governments by August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"), and producers are to be financially responsible under the WEEE Legislation beginning in August 2005. HP's potential liability resulting from the WEEE Legislation may be substantial, but, because specific laws, regulations, and enforcement policies will vary significantly among individual European member states, HP cannot currently estimate the extent of HP's existing liability or future expenses resulting from the WEEE Legislation. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

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

  •
  specifying that shareowners may take action only at a duly called annual or special meeting of shareowners and otherwise in accordance with our bylaws and limiting the ability of our shareowners to call special meetings;

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

Unanticipated changes in the company's tax rates or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or by material audit assessments. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2002.

Item 4. Controls and Procedures.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to HP, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to HP's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth above under Note 13 contained in the "Notes to Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Environmental

        HP is party to, or otherwise involved in, proceedings brought by United States or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA. HP is also conducting environmental investigations or remediations at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. Any liability from such proceedings, in the aggregate, is not expected to be material to the operations or financial position of HP.

Item 2. Changes in Securities and Use of Proceeds.

Sales of Unregistered Securities

        On May 21 and July 23, 2003, HP issued a total of 2,784 shares of unregistered HP common stock to two former employees of Indigo upon the exercise of options assumed in connection with the Indigo acquisition, for an aggregate purchase price of $26,608.14. The foregoing purchases and sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

          The Exhibit Index found on page 82 of this report sets forth a list of exhibits.

  (b)
  Reports on Form 8-K:

          On May 20, 2003, HP filed a report on Form 8-K dated May 20, 2003, which reported under Item 5 financial statements, which were filed as an exhibit under Item 7, relating to the results of its second fiscal quarter ended April 30, 2003. HP also furnished (not filed) pursuant to Item 12 under Item 9 the press release entitled "HP Reports Second Quarter 2003 Results" relating to the results of its second fiscal quarter ended April 30, 2003, as well as related non-GAAP information.

          On August 19, 2003, HP filed a report on Form 8-K dated August 19, 2003 relating to the results of its third fiscal quarter ended July 31, 2003. Under the Form 8-K, HP furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled "HP Reports Third Quarter 2003 Results" relating to the results of its third fiscal quarter ended July 31, 2003, as well as related non-GAAP financial information, and filed GAAP financial statements for the quarter as an exhibit under Item 7.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

        Date: September 11, 2003

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
Form of Restricted Stock Grant Notice-1989 Equity Incentive Plan, which appears as Exhibit 10(w)(w) to Registrant's Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference. *
10(k)
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
Hewlett-Packard Company Cash Account Pension Restoration Plan, which appears as Exhibit 10(c)(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(c)(c)
Compaq Computer Corporation Deferred Compensation and Supplemental Savings Plan (as amended and restated effective January 1, 2003), which appears as Exhibit 10(c)(c) to Registrant's Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference. *
10(d)(d)
Registrant's Executive Pay-For-Results Plan, amended and restated effective November 1, 2002, which appears as Exhibit 10(e)(e) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003, which exhibit is incorporated herein by reference. *
10(e)(e)	Registrant's Executive Deferred Compensation Plan, amended and restated effective October 1, 2003. *

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
10(k)(k)	Form of Executive Severance Agreement, which appears as Exhibit 10(u)(u) to Registrant's Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference. *
10(l)(l)
Form of Executive Officers Severance Agreement, which appears as Exhibit 10(v)(v) to Registrant's Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference. *
10(m)(m)
Form of letter dated March 6, 2003, amending Severance Agreement for certain employees who were employees of Compaq prior to its acquisition by HP, which appears as Exhibit 10(m)(m) to Registrant's Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference. *
10(n)(n)
Form of Indemnity Agreement between Compaq and its executive officers, which appears as Exhibit 10(x)(x) to Registrant's Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference. *
10(o)(o)
General Waiver and Release Agreement executed by Michael D. Capellas with attached Benefits Summary Upon Termination dated November 11, 2002, which appears as Exhibit 10(p)(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference. *
10(p)(p)	Registrant's Service Anniversary Stock Plan, amended and restated effective July 17, 2003. *
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

10(s)(s)
Stock Option Agreement for Registrant's 2000 Stock Plan, as amended, 1995 Incentive Stock Plan, as amended, Compaq 2001 Stock Option Plan, as amended, Compaq 1998 Stock Option Plan, as amended, Compaq 1995 Equity Incentive Plan, as amended and Compaq 1989 Equity Incentive Plan, as amended, which appears as Exhibit 10(z)(z) to Registrant's Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference. *
10(t)(t)
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
Form of Cash Award Agreement (Performance Based) for Registrant's 2000 Stock Plan, as amended, which appears as Exhibit 10(a)(1) to Registrant's Form 10-Q filed on June 12, 2003, which exhibit is incorporated herein by reference. *
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
13-14	Not applicable.
15	None.
16-17	Not applicable.
18-19	None.
20-21	Not applicable.
22-24	None.
25-26	Not applicable.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Statement of Operations (Unaudited) (In millions, except per share amounts)
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Balance Sheet (In millions, except par value)
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Statement of Cash Flows (Unaudited) (In millions)
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements (Unaudited)
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