Form 10-K
period 2003-10-31
HEWLETT PACKARD CO
filed 2004-01-20
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 1-4423

HEWLETT-PACKARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1081436 (I.R.S. employer identification no.)
3000 Hanover Street, Palo Alto, California (Address of principal executive offices)	94304 (Zip code)

Registrant's telephone number, including area code: (650) 857-1501

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange, Inc. The Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the registrant's common stock held by non-affiliates was $49,543,043,000 based on the reported last sale price of common stock on April 30, 2003, which is the last business day of the registrant's most recently completed second fiscal quarter.

        The number of shares of HP common stock outstanding as of January 8, 2004 was 3,048,883,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2003 are incorporated by reference into Part II, Item 5 and Part III of this Report.	II, ITEM 5 III

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions relating to pension and other post-retirement costs; complexities of global political and economic developments; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed after this report. HP assumes no obligation and does not intend to update these forward-looking statements.

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

        We seek to be the category leader with respect to each of the specific product categories in which we compete and to expand actively into new and adjacent markets. Accordingly, in fiscal 2003 we focused on strengthening our market position and enhancing our portfolio of products in each of our segments and categories as described further below.

        At the same time that we focus on individual offerings, we seek to leverage the depth and breadth of our products and services, as well as our expertise in working with complementary technology providers, in order to provide integrated solutions that address new and emerging market demands and offer new customer experiences.

        Our business strategy revolves around the following four interrelated goals and priorities:

  •
  deliver to business customers the best return on information technology investments in the industry;

  •
  provide consumer customers with simple and rewarding experiences by making different technologies work better together;

  •
  build world class cost structures across our entire portfolio of businesses; and

2

  •
  focus our innovation and research and development investments on those areas where we can make unique contributions and differentiation, while partnering with other top providers to enable complete IT solutions.

Compaq Integration

        During fiscal 2003, we made substantial progress toward completing the integration of our acquisition of Compaq Computer Corporation ("Compaq"), which we closed during May 2002. During the year we made significant progress on our product transition plans, substantially exceeded our cost saving goals from the acquisition and gained market share across key combined product categories. We also substantially completed the integration of our corporate organizations and subsidiaries across the globe.

HP Products and Services; Segment Information

        As of October 31, 2003, our operations were organized into six business segments: the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), the Enterprise Systems Group ("ESG"), HP Services ("HPS"), HP Financial Services ("HPFS") and Corporate Investments.

        The four principal reportable segments, IPG, PSG, ESG and HPS, described in this Form 10-K are based on our management organizational structure as of October 31, 2003. Separate segment reporting also has been included for HPFS, which is included in ESG's organizational structure, due to the distinct nature of this business. In addition, during fiscal 2003, we organized some of our minor product and cross-functional organizations out of our other business segments and into our new Corporate Investments segment. Changes to this organizational structure may result in changes to our reportable segments.

        A summary of our net revenue, earnings from operations and assets for our business segments is found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That Could Affect Future Results," in Item 7, which is incorporated herein by reference.

Imaging and Printing Group

        IPG provides home and business imaging, printing and publishing devices and systems, digital imaging products, printer supplies and consulting services. Home and business imaging, printing and publishing devices and systems include color and monochrome printers for shared and personal use, multi-function laser and all-in-one inkjet devices, personal color copiers and faxes, wide- and large-format inkjet printers and digital presses. Digital imaging products include scanners, photosmart printers, and digital photography products. Printer supplies include laser and inkjet printer cartridges and other related printing media. Consulting services are provided to customers to optimize the use of printing and imaging assets.

        During fiscal 2003, IPG continued to deliver strong financial performance. During the year, the segment recorded its highest ever full-year revenue and profit performance, and in the fourth fiscal quarter IPG operating profit surpassed $1 billion for the first time.

        At the same time, IPG continued to innovate and release new imaging and printing solutions. This focus culminated in the August 2003 launch of 158 new HP consumer products, a significant portion of which were IPG products. This launch focused largely on integrating IPG products with PSG products and, more specifically, on simplifying digital photography. The new products also demonstrate our continuing innovation, from the introduction of the first consumer 8-ink photo printer and wireless-capable PSC 2510 all-in-one to our large Image Zone photo management software to the breakthrough

3

design of our ultra-thin Scan Jet 4600 see-thru scanner and our compact HP PSC 1350 flatbed all-in-one.

        IPG also continued to introduce new commercial products, from refreshing our leading laser printer line, to introducing more affordable color printing capability for small and medium businesses, to introducing the first 24-inch multi-format printing system for graphics professionals. During fiscal 2003 we also developed a strategy for aggressively entering the office copier business and announced our plans to compete in this space.

Personal Systems Group

        PSG provides commercial personal computers ("PCs"), consumer PCs, workstations, a range of handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the HP e-PC and Compaq Evo desktop series and Evo notebook PCs, as well as the Compaq Tablet PC. Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs. Consumer PCs also include the Media Center PC. Workstations are provided for UNIX®1-, Windows®2- and Linux-based systems. Handheld computing devices include the iPAQ series of products that run on Pocket PC software. Digital entertainment systems offer the DVD+RW drives as well as digital entertainment center products.

UNIX® is a registered trademark of the Open Group.

Windows® is a registered trademark of Microsoft Corporation.

        During fiscal 2003, PSG made progress on a number of key goals. First, we focused on reducing operating costs and increasing profitability. We managed to reduce our cost structure significantly, and as a result we were able to achieve segment profitability in three of our four fiscal quarters as well as for the full fiscal year.

        While focusing on our cost model, we also invested in improving our competitive position during fiscal 2003. During the year, we continued to develop our supply chain and direct distribution capabilities, and we increased our revenue from direct sales 15% from the second half of fiscal 2002 to the second half of fiscal 2003. We also continued to innovate, both in the consumer space, where we introduced new products such as our DVD Movie Writer, Digital Media Receiver and Media Center PhotoSmart PC, and in the commercial space, where we introduced new iPAQ handhelds with wireless capabilities and biometric security, new PC blade servers and our Tablet PC.

        Our improved cost model and competitive investments contributed to improvements in our market position during 2003. During the year, we increased our market share in the PC market in general and in notebooks, the fastest-growing segment of the PC market, as well as in handhelds.

Enterprise Systems Group

        ESG provides servers, storage and software solutions. Business critical servers include Reduced Instruction Set Computing ("RISC")-based servers running on the HP-UX operating system, Itanium®-based servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, we offer our NonStop fault-tolerant server products for business critical solutions. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run on the Windows®, Linux and Novell Inc. operating systems. HP's StorageWorks offerings include entry-level, mid-range and enterprise arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software and intelligent fabric technologies, as well as tape drives, tape libraries and optical archival storage. Adaptive

4

management software offerings include HP OpenView and other management offerings. Telecommunications software includes HP OpenCall and HP OpenView TeMIP solutions.

        ESG focused on a number of areas during fiscal 2003. First, we focused on reducing our operating costs and achieving profitability. In this regard, we significantly reduced our breakeven point, which allowed our third and fourth quarter results to improve significantly over the results of the comparable prior year quarters on both a gross margin and an earnings from operations basis, and we achieved our goal of recording a profit in ESG for the fourth quarter.

        At the same time, we continued to make progress in our product development throughout our product categories as well as on a cross-category basis. During the year, we completed key post-acquisition transitions of a number of products, including moving all of our industry standard server offerings from HP's pre-acquisition NetServer line to Compaq's Proliant line. We continued to advance our transition toward Itanium®3 and away from our AlphaServer line, develop SAN and NAS products and develop our software business, including targeted acquisitions designed to provide additional functionality to our software. In addition, we introduced our Adaptive Enterprise strategy which leverages our individual enterprise products as well as HP Services to provide solutions designed to help companies measure, manage and design change by creating a tighter link between business needs and IT infrastructure. As part of this launch, we introduced our Darwin reference architecture, a standards-based framework for enterprise IT architecture that combines components from HP and its partners in a modular form designed to simplify change and reduces operating costs.

Itanium® is a registered trademark of Intel Corporation.

HP Services

        HPS provides a portfolio of IT services including customer support, consulting and integration, and managed services. In collaboration with ESG, HPS teams with software and networking companies and local systems integrators to bring solutions to HP's customers. Customer support provides a range of services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. Customer support also manages the delivery of warranty support through its own service organization, as well as through authorized resellers. Consulting and integration services help customers measure, assess and maintain the link between business and IT; design and integrate the customers' environments into a more adaptive infrastructure; and align, extend and manage applications and business processes. Consulting and integration provides cross-industry solutions in areas such supply chain, business portals, messaging and security. Managed services offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services and application services, as well as business continuity and recovery services.

        HPS' primary focus areas during fiscal 2003 included growing our managed services business, continuing to focus on cost containment measures and driving more efficient utilization of our employees. During the fiscal year, we made key progress against these goals and delivered strong financial returns throughout the year. HPS established itself as a top-tier player in the managed services business, winning significant outsourcing deals from customers such as Procter & Gamble and Ericcson, among others. In customer support, we extended our focus on areas such as PC lifecycle support and multi-vendor support, and we developed our Global Delivery model to drive delivery process transformation and major change initiatives on a global basis in HP Services.

Financial Services

        HPFS supports and enhances HP's global product and service solutions, providing a broad range of value-added financial life cycle management services. HPFS enables our customers worldwide to acquire complete IT solutions, including hardware, software and services. The group offers leasing, financing, utility programs and asset recovery services, as well as financial asset management services for large global and enterprise customers. HPFS also provides an array of specialized financial services to small and medium-sized businesses and education and government entities. HPFS offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs. HPFS delivered a profit in all four fiscal quarters of 2003.

Corporate Investments

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

        In fiscal 2003, management of HP's overall consumer-related sales and marketing activities resided in IPG. Accordingly, IPG managed channel relationships with approximately 20,000 third-party retail locations for imaging and printing products, as well as other consumer products including consumer PCs. In addition, IPG also managed direct consumer sales through hp.com and through hpshopping.com, a wholly-owned subsidiary that supports online sales. During fiscal 2003, this organization led our focus on integrated consumer products, culminating in our August consumer launch of 158 new products, as well as the launch of a new consumer advertising campaign featuring HP products integrated around the theme of digital photography.

        Management of commercial sales and marketing activities is divided by channel. In fiscal 2003, management of our direct sales force and pre-sales technical consultants resided in ESG, which led direct enterprise sales for ESG products, as well as other commercial products including commercial PCs and printers. This direct sales force is tightly integrated with a separate HPS sales force, which we maintain due to the distinct nature of selling services, but link with our enterprise sales force due to the importance of cross-selling solutions. Management of commercial reseller channels, including retailers, dealers and original equipment manufacturers, resided in PSG, which oversees channel relationships for PSG products as well as other volume channel products, including industry standard servers. PSG also managed our direct distribution activities for commercial products.

        In addition to our separate consumer and commercial marketing activities, we operate cross-organizational efforts, such as our overall PartnerONE channel incentive program. In fiscal 2003, we undertook a significant cross-functional effort to increase our focus on and penetration into the small and medium sized business ("SMBs"). As part of this effort, we introduced new products across our segments, which are tailored to SMBs, and we enhanced our overall PartnerONE program with the new PartnerONE SMB network, providing a variety of focused and valuable tools to help partners be more effective in their own SMB sales. Also during fiscal 2003, we launched a cross-channel enterprise advertising campaign featuring some of our customers and their chief information officers discussing HP's contributions to their businesses.

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

        For a discussion of risks attendant to HP's foreign operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That Could Affect Future Results—Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses and financial condition" in Item 7, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 7 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

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

        Expenditures for research and development in fiscal 2003 were $3.7 billion, compared to $3.4 billion in fiscal 2002 and $2.8 billion in fiscal 2001. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or to give us a competitive advantage. As of October 31, 2003, our worldwide patent portfolio included over 21,000 patents, a significant increase over the 17,000 patents we held at the end of fiscal 2002. While we believe that our patents and applications have value, in general no single patent is in itself essential to us as a whole or any of our principal business segments. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

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

Seasonality

        General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, European sales are often weaker in the summer months, consumer sales are often stronger in the fourth calendar quarter, and customers may spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that Could Affect Future Results—Our sales cycle makes planning and inventory management difficult and future financial results less predictable" in Item 7, which is incorporated herein by reference.

Competition

        We encounter aggressive competition in all areas of our business activity. Our competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, range of products and services, account relationships, customer service and support, security and availability of application software. Our reputation, the ease of use of our products, the availability of multiple software applications, our Internet infrastructure offerings, and our customer training, services and support are also important competitive factors.

        The markets for each of our business segments are characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. In addition, we compete with many of our current and potential partners, including original equipment manufacturing ("OEM") partners which design, manufacture and often market their products under their own brand names. The successful management of these competitive partner relationships will continue to be critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive, and thus effectively manage financial returns with correspondingly reduced gross margins.

        On an overall basis we are among the largest U.S.-based companies offering our range of general purpose computers and personal information, imaging and printing products for industrial, scientific and business applications, and IT services. We are the leader or among the leaders in each of our principal business segments.

        The competitive environments in which each segment operates are described below:

        Imaging and Printing Group.    The markets for printer hardware and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. IPG's key competitors in this segment include Lexmark International Group Inc., Xerox Corporation ("Xerox"), Seiko Epson Corporation, Sony Corporation of America, Canon USA, Inc. and Dell Inc. ("Dell"). We are the leading imaging and printing systems provider in the world for printer hardware, printing supplies and scanning devices. We believe that our brand recognition, reputation for quality, breadth of product offerings and large customer base are important competitive advantages. We and our competitors continue to develop and market new and innovative products at competitive prices and, at any given time, may set new market standards for quality, speed and function. In recent years, we and our principal competitors have regularly lowered prices on printer hardware to reach new customers and add customer value. If these pressures are not mitigated by cost and expense reductions, our ability to maintain or build market share profitably could be adversely affected. In addition, refill and remanufactured alternatives for our supplies are available from independent suppliers and, although generally offering lower print quality, may be offered at lower prices and put pressure on our supplies sales and margins. Three important areas for our growth include new business opportunities in digital cameras and photo printers within our imaging business, multi-function printers in the office space and digital presses in our digital publishing business. While we encounter competitors whose current market share is greater than ours, such as Xerox in copiers and Heidelberger Druckmaschinen Aktiengesellschaft in publishing, we believe we will provide important new contributions in both the home and publishing environments by providing comprehensive solutions that include data management, storage, integrated system capabilities, security, authentication and ease-of-use.

        Personal Systems Group.    The areas in which PSG operates are intensely competitive and are characterized by rapid price reductions and inventory depreciation. Our primary competitor in the branded personal computers area is Dell, with additional competition, particularly in niche markets, from companies such as Toshiba Corporation, Apple Computer Inc., International Business Machines Corporation ("IBM") and Gateway, Inc, and in particular regions from companies such as Acer Inc. and Fujitsu Limited, which are particularly strong in Europe, and Legend Corporation, which is particularly strong in China. We also face competition from generically-branded or "white box" manufacturers.

        Enterprise Systems Group.    The areas in which ESG operates are intensely competitive, characterized by rapid and ongoing technological innovation and price reductions. Our competitors range from broad solutions providers such as IBM to more focused competitors such as EMC Corporation in storage, Dell in industry standard servers, and Sun Microsystems, Inc. in servers. Broad-based solutions providers benefit from their existing customer base and the breadth of their product offerings, while more focused competitors are able to concentrate their efforts on providing the most competitive product. We believe that our important competitive advantages in this segment include our broad range of server, storage and software products and related services, our global reach and our significant intellectual property portfolio and research and development capabilities, which will contribute to further enhancements of our product offerings.

        HP Services.    The principal areas in which HPS competes are customer support, consulting and integration and managed services. The support and consulting and integration markets have been under significant pressure as customers scrutinize their IT spending. However, this trend has benefited the managed services business as customers attempt to reduce their IT costs and focus their resources on their core businesses. Our key competitors in this segment include IBM Global Services and the services businesses of other technology products organizations, as well as EDS Corporation and other systems integration firms. Many of our competitors are able to offer a wide range of services through a global network of service providers, and some of our competitors enjoy significant brand recognition. HPS teams with many services companies to extend our reach and augment our capabilities. Our competitive advantages include our global delivery organization, with a worldwide presence; our deep technical expertise; our diagnostic and IT management tools; and the flexibility and choice we offer our customers.

        HP Financial Services.    In our financing business, our competitors are captive financing companies, mainly IBM Global Financing, banks and financial institutions. We believe our competitive advantage in this business relative to banks and financial institutions is our ability to finance products, services and total solutions.

Manufacturing and Materials

        Our manufacturing operations consist of manufacturing finished products from components and subassemblies that we acquire from a wide range of vendors. In addition to our own manufacturing operations, we utilize a number of contract manufacturing ("CM") companies around the world to manufacture HP-designed products. The use of CM companies is intended to generate cost efficiencies and reduce time to market for certain HP-designed products. Some HP-branded products are manufactured by third-party OEMs. We purchase the products and resell them under the HP brand.

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

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines and parts for products with short life cycles (although some of these sources have operations in multiple locations). We are dependent upon Intel Corporation as a supplier of processors and static random access memory (RAM) and Microsoft for various software products. However, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. In addition, we have engaged manufacturers in Taiwan for the production of notebook computers. While these relationships and dependencies have not resulted in material disruptions in the past, natural disasters in Taiwan from time to time have caused temporary disruptions in communications and supplies, which did not have a material impact on our results of operations.

        Like other participants in the high technology industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. From time to time, we have experienced significant price increases and limited availability of certain components that are not available from multiple sources. At times, we have been constrained by parts availability in meeting product orders, and future constraints could have an adverse effect on our operating results. If the supply of a key material component is delayed or halted for a significant period of time, production could be curtailed, potentially resulting in an adverse effect on our business. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on gross margins but does not disrupt production. On occasion, we acquire component inventory in anticipation of supply constraints. A restoration of component availability and any resulting decline in component pricing more quickly than anticipated could have an adverse effect on our operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that Could Affect Future Results—We depend on third party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly" in Item 7, which is incorporated herein by reference.

Environment

        Certain of our operations involve the use of substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We also could face significant costs and liabilities in connection with product take-back legislation. The

European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must be enacted and implemented by individual European Union governments by August 13, 2004 (such legislation together with the directive, the "WEEE Legislation"), and producers are to be financially responsible under the WEEE Legislation beginning in August 2005. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments. The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. Environmental costs are presently not material to our operations or financial position.

Employees

        We had approximately 142,000 active full-time employees worldwide as of October 31, 2003.

        Information regarding our executive officers is set forth beginning on page 139, which information is incorporated herein by reference.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.hp.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

ITEM 2. Properties.

        Our principal executive offices are located at 3000 Hanover Street, Palo Alto, California, United States of America. As of October 31, 2003, we owned or leased a total of approximately 69 million square feet of space worldwide. We believe that our existing properties are in good condition and suitable for the conduct of our business.

        Our plants are equipped with machinery, most of which is owned and is in part developed by us to meet the special requirements for our manufacturing processes. At the end of fiscal 2003, we were productively utilizing the majority of the space in our facilities, while actively disposing of space determined to be excess.

        We anticipate that most of the capital necessary for expansion will continue to be obtained from internally generated funds. Investment in new property, plant and equipment amounted to $2.0 billion in fiscal 2003, $1.7 billion in fiscal 2002 and $1.5 billion in fiscal 2001.

        As of October 31, 2003, our sales and support operations occupied approximately 19 million square feet, of which approximately 7 million square feet were located within the United States. We own 36% of the space used for sales and support activities and lease the remaining 64%.

        Our manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 50 million square feet, of which approximately 33 million square feet were located within the United States. We own 63% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 37%. The property we own is not subject to any material encumbrances.

        As indicated above, we have six business segments: IPG, PSG, ESG, HPS, HPFS and Corporate Investments. Because of the interrelation of these segments, substantially all of the properties are used at least in part by a majority of these segments, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

        The locations of our headquarters of geographic operations at October 31, 2003 were as follows:

Headquarters of Geographic Operations

Americas	Europe, Middle East, Africa	Asia Pacific, including Japan
Houston, Texas	Geneva, Switzerland	Hong Kong

         The locations of our major product development and manufacturing facilities and HP Labs at October 31, 2003 were as follows:

Product Development and Manufacturing

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories

Cupertino, Fremont, Ontario, Palo Alto, Roseville and San Diego, California

Colorado Springs, Fort Collins and
Loveland, Colorado

Boise, Idaho

Indianapolis, Indiana

Andover, Littleton and Marlboro,
Massachusetts

Omaha, Nebraska

Nashua, New Hampshire

Corvallis, Oregon

Memphis and Nashville, Tennessee

Dallas, Houston and Richardson, Texas

Chester and Sandston, Virginia

Vancouver, Washington	Isle D'Abeau, France

Herrenberg, Germany

Dublin, Ireland

Rehovot, Israel

Amersfoort, Gorinchem and Gouda, The Netherlands

Barcelona, Spain

Bristol and Erskine, United Kingdom

 Asia Pacific, including Japan

Rydalmere, Australia

Shanghai, China

Bangalore, India

Akishima, Japan

	Singapore	Palo Alto, California Cambridge, Massachusetts Bangalore, India Haifa, Israel Tokyo, Japan Bristol, United Kingdom
Campinas, Brazil Hull, Canada Guadalajara, Mexico Aguadilla, Puerto Rico

ITEM 3. Legal Proceedings.

Pending Litigation and Proceedings

        Stevens v. HP (renamed as Erickson v. HP) is an unfair business practices consumer class action filed in the Superior Court of California in Riverside County on July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in 32 additional states. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers over the past four years. The basic factual allegation of these actions is that affected consumers who purchased HP printers received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. In the initial California matter, the court granted summary judgment in HP's favor and denied class certification. In October of 2003, the California appellate court affirmed the lower court's decisions and dismissed plaintiff's appeal. The matter was certified as a class action, however, in North Carolina state court, where it was filed as Hughes v. Hewlett-Packard Company. HP prevailed at the trial of this case, which concluded in September 2003; plaintiffs are seeking a new trial and sanctions in that matter. The litigation is not in trial in other jurisdictions and has been dismissed in five jurisdictions thus far.

        Alvis v. HP is a nationwide defective product consumer class action that was filed in state court in Jefferson County, Texas by a resident of Eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in state court in Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. Compaq has filed a petition for review by the Texas Supreme Court. In June 2003, the Texas Supreme Court agreed to review the certification of a class and heard oral arguments on October 15, 2003. A class certification hearing was held on July 1, 2003 in the Alvis case, and the court granted plaintiffs' motion to certify a nationwide class action. HP has filed an appeal of that certification with the 9th Court of Appeals in Beaumont, Texas. On June 4, 2003, Barrett v. HP and Grider v. Compaq were each filed in state court in Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray, respectively. The plaintiffs in Barrett and Grider seek, among other things, specific performance, declaratory relief, damages and attorneys' fees. The parties are conducting discovery in Barrett. On November 5, 2003, the court heard HP's motion to dismiss Barrett v. HP and Grider v. Compaq, which motion was subsequently denied. On December 22, 2003, the court entered an order staying both the Barrett and Grider cases until the conclusions of the Alvis and LaPray actions. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP has executed an agreement with the Department of Justice tolling the statue of limitations on its investigation until March 1, 2004. HP also continues to provide information to state attorneys general in California and Illinois in response to similar inquiries. HP is cooperating fully with these inquiries.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. The court held a hearing to construe the disputed claims terms in Cornell's patent in April 2003, although no order has since issued. Trial is expected to begin in late 2004.

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. HP has filed a motion to dismiss this action, which was heard on November 6, 2003. The court has not yet issued its decision.

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway is a suit filed in United States District Court for the Eastern District of Texas on December 16, 2002. The suit accuses HP of infringement of three patents related to cache memory: 4,899,275, 4,933,835 and 5,091,846. Intergraph Hardware Technologies Company ("Intergraph") seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. The complaint was served on HP on April 1, 2003. On May 21, 2003, HP answered and counterclaimed for a declaratory judgment that the patents are not infringed by HP, and that the patents are invalid and unenforceable. Intergraph has obtained significant settlements from other defendants relating to similar causes of action. A claim construction hearing is scheduled for March 12, 2004; fact discovery (except willfullness) is scheduled to close on April 21, 2004; and jury selection is scheduled to begin on August 2, 2004. Discovery is ongoing. On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of the following HP patents related to computer aided design: 5,297,541, 4,549,499, 6,105,028 and 4,635,208. On September 6, 2003, the court dismissed HP's original complaint with leave to amend; HP subsequently amended its complaint. A claim construction hearing is scheduled for July 9, 2004, and trial is expected in early 2005. On December 9, 2003, Intergraph filed a motion to transfer this matter to Alabama. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees.

        Initial proceedings are being pursued against HP in certain European Union ("EU") member countries seeking to impose levies upon equipment (such as printers, DVD writers, and multi-function devices) alleging that these devices enable producing private copies of copyrighted materials. Two non-binding arbitration proceedings instituted in June 2001 and June 2002, respectively, were brought in Germany before the arbitration board of the Patent and Trademark Office. VerwertungsGesellschaft Wort, a collection agency representing certain copyright holders, brought the proceedings against HP, which relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany relating to multi-function devices and printers that allegedly enable the production of copies by private persons. A non-binding proposal was presented in the proceeding relating to multi-function devices, which was rejected by HP, and the other matter is still pending. In April 1998, Auvibel s.c.r.l., a Belgian collection agency, filed an appeal of a judgment in HP's favor with the Court of Appeal in Brussels relating to a dispute as to whether and to what extent copyright levies should be imposed upon CD-writers and CD media. The case has been removed from the court's list of pending cases, without prejudice to the parties' right to reinstate the matter. In April 2001, the Organization for the Collective Management of Works of Literature, the Organization for the Collective Management of Works of Plastic Arts and their Applications and the Organization for the Collective Management and Protection of Intellectual Property of Photographers brought five proceedings against HP Hellas and Compaq Computer E.P.E. in Greece relating to whether a levy of

2% should be payable upon computer products, including central processing units, monitors, keyboards, mice, diskettes, printers, scanners and related items in accordance with Greek copyright law, before its amendment in September 2002. These proceedings are pending before the Court of First Instance of Athens or before the Court of Appeal of Athens. The levies, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        HP v. EMC Corporation ("EMC") is a suit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accuses EMC of infringing seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. On July 21, 2003, EMC filed its answer and a cross-claim asserting, among other things, that numerous HP storage and printer products infringe six EMC patents. A hearing to construe the disputed claims terms of the patents is scheduled for April 5, 2004, and discovery is ongoing. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement. In April 2002, EMC filed an unfair trade practice proceeding against Hitachi and Hitachi Data Systems in the United States International Trade Commission and also filed a parallel infringement lawsuit against Hitachi and Hitachi Data Systems in the United States District Court in Worcester, Massachusetts alleging infringement of six EMC patents. EMC filed suit against HP in United States District Court in Worcester, Massachusetts on September 30, 2002, alleging that certain HP storage products built on hardware sourced from Hitachi Data Systems Corporation and its parent, Hitachi, Ltd. (together, "Hitachi") infringed the same six patents that EMC was asserting against Hitachi. The suit sought a permanent injunction as well as unspecified monetary damages for patent infringement. On June 20, 2003, after EMC and Hitachi had entered into a global settlement agreement, release and cross-license, the parties filed a joint motion to dismiss the suit without prejudice. EMC also filed suit against StorageApps, Inc. ("StorageApps"), a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of five EMC patents relating to storage devices, and sought a permanent injunction as well as unspecified monetary damages for patent infringement. On June 20, 2003, EMC filed an amended complaint that omitted two of the five patents originally asserted. On July 21, 2003, HP filed a motion for partial summary judgment of non-infringement of the two omitted patents. On October 24, 2003, the court denied HP's motion for partial summary judgment, holding that EMC's conditional covenant not to sue made the issue of validity of the two patents moot. The court held a hearing to construe the disputed claims terms of EMC's three remaining patents in this suit on July 21-22, 2003, and issued its claim construction ruling on September 12, 2003. Discovery is ongoing, and trial is scheduled to begin on May 3, 2004.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in state court in Madison County, Illinois alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs. A class action certification hearing has been scheduled for April 29 in the HP case. No hearing has been scheduled for the Compaq case, although the case is set for trial on October 4, 2004. Motions to dismiss the cases were filed by HP and Compaq in each action, but have been denied by the court. HP and Compaq have also filed forum non conveniens motions, which are pending.

        In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into OEM activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP is cooperating fully with this inquiry.

        The Government of Canada is conducting cost audits of certain contracts between Public Works and Government Services Canada and each of Compaq Canada Corp. and Hewlett-Packard (Canada) Co. relating to services provided to the Canadian Department of National Defence. Compaq Canada Corp. was combined with Hewlett-Packard (Canada) Co. following the acquisition of Compaq by HP. The cost audits began following a notice from the Government of Canada dated August 1, 2003. The Government of Canada has indicated that it believes it may have been overcharged under the contracts, that it may not have received value for certain items billed under the contracts, or both. It has requested supporting documentation for certain invoices submitted by HP in connection with this audit. Pending completion of its audit, the Government of Canada has declined to pay outstanding receivables under the contracts at this time. HP is cooperating fully with the audit and has conducted its own inquiry into the contracts.

        In March 2003, the Korea Fair Trade Commission ("the Commission") commenced an investigation of the Korean printing and supplies market. The Commission contacted HP requesting information on the printing systems business. A hearing may be held in early 2004. HP is cooperating fully with this inquiry.

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

        In April 2002, HP received a subpoena from the U.S. Attorney's Office for the Southern District of New York to produce information concerning the voting by each of Deutsche Bank and Northern Trust and their respective affiliated parties on the proposal to issue shares in connection with the Compaq acquisition. HP understands that this inquiry was in response to press accounts concerning the vote on the proposal at the HP special meeting of shareowners held on March 19, 2002. HP was advised in August 2003 that this inquiry has been closed.

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of patent, commercial, securities, employment and environmental matters, which arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," HP makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

  Environmental

        HP is party to, or otherwise involved in, proceedings brought by United States or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA. HP is also conducting environmental investigations or remediations at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments. The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. Historically, environmental costs have not been material to our operations or financial position.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Form 10-K, respectively, which are incorporated herein by reference. We have paid cash dividends each fiscal year since 1965. The current rate is $0.08 per share per quarter. As of December 31, 2003, there were approximately 162,900 stockholders of record. Additional information concerning dividends may be found in the following sections of this Form 10-K, which are incorporated herein by reference: "Selected Financial Data" in Item 6 and "Consolidated Statement of Cash Flows," "Consolidated Statement of Stockholders' Equity" and "Quarterly Summary" in Item 8.

Equity Compensation Plan Information

        Information regarding HP's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Executive Compensation—Equity Compensation Plan Information" in HP's Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after Registrant's fiscal year end of October 31, 2003 (the "Proxy Statement"), which information is incorporated herein by reference.

Recent Sales of Unregistered Securities

        During the fourth quarter of fiscal 2003, HP issued an aggregate of 22,483 shares of unregistered HP common stock to six former employees of Indigo N.V. ("Indigo") upon the exercise of certain options assumed in connection with HP's acquisition of Indigo, for an aggregate purchase price of $169,980.99. Other sales of unregistered HP common stock during the 2003 fiscal year were previously reported in HP's Quarterly Reports on Form 10-Q. The foregoing purchases and sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering.

ITEM 6. Selected Financial Data.

        The following selected financial data should be read in conjunction with our Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K in order to understand fully factors that may affect the comparability of the financial data presented below.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data(1)(2)

	For the following years ended October 31,
	2003	2002	2001	2000	1999
	In millions, except per share amounts
Net revenue	$73,061	$56,588	$45,226	$48,870	$42,371
Earnings (loss) from operations(3)	2,896	(1,012)	1,439	4,025	3,818
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle(4)(5)	2,539	(903)	680	3,561	3,104
Net earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle:(4)(5)(6)
Basic	$0.83	$(0.36)	$0.35	$1.80	$1.54
Diluted	0.83	(0.36)	0.35	1.73	1.49
Cash dividends declared per share(6)	0.32	0.32	0.32	0.32	0.32
At year-end:
Total assets	$74,708	$70,710	$32,584	$34,009	$35,297
Long-term debt	6,494	6,035	3,729	3,402	1,764

(1)
HP's Consolidated Financial Statements and notes for all periods prior to 2001 present the businesses of Agilent Technologies, Inc. as a discontinued operation through the spin-off date of June 2, 2000. Accordingly, total assets include net assets of discontinued operations of $3,533 million at October 31, 1999. HP's Consolidated Financial Statements include the results of Compaq from May 3, 2002, the Compaq acquisition date.

(2)
Certain reclassifications have been made to prior fiscal year balances in order to conform to the current fiscal year presentation.

(3)
Earnings (loss) from operations includes $800 million of restructuring charges, $1 million of in-process research and development charges, $563 million of amortization of purchased intangible assets and $280 million of acquisition-related charges in fiscal 2003; $1.8 billion of restructuring charges, $793 million of in-process research and development charges, $402 million of amortization of purchased intangible assets and goodwill and $701 million of acquisition- related charges in fiscal 2002; $384 million of restructuring charges, $35 million of in-process research and development charges, $174 million of amortization of purchased intangible assets and goodwill and $25 million of acquisition-related charges in fiscal 2001; and restructuring charges of $102 million in fiscal 2000.

(4)
Net earnings (loss) and net earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle include the items in Note (3) above and the following additional items before related tax effects: $29 million of losses on investments and other, net in fiscal 2003; $75 million of losses on investments and other, net and a $14 million benefit from a litigation settlement in fiscal 2002; a $53 million net loss on divestitures, $366 million of losses on investments and other, net and a $400 million litigation settlement in fiscal 2001; and $203 million of gains from divestitures and $41 million in net investment gains in fiscal 2000.

(5)
HP adopted Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1, 2000. See further discussion in Note 1 to the Consolidated Financial Statements in Item 8.

(6)
All per-share amounts prior to 2001 reflect the retroactive effects of the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

        We are a leading global technology company and earn our revenues and profits from the sale of products, technologies, solutions and services to consumers and businesses. Our portfolio is broad and includes home and business imaging and printing devices, publishing systems, personal computers, handheld computing devices, servers, storage and software solutions, and a wide array of IT services. We face a variety of challenges and opportunities in responding to the dynamics of the technology industry, which is characterized by rapid change, evolving customer demands and intense competition.

        Our six business segments, the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), the Enterprise Systems Group ("ESG"), HP Services ("HPS"), HP Financial Services ("HPFS") and Corporate Investments, provide a robust platform for innovation and strive to deliver the best possible experience to our customers. Our strategy revolves around continued investment in technology, research and development and innovation; expanding and strengthening our product portfolio; partnering with global industry leaders; delivering on our value proposition to our customers; and working to improve profitability, market share and financial strength. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of cash flow, effective management of working capital, funding commitments and other obligations, as well as the growth of our business.

        During fiscal 2002, and to a lesser extent during the first half of fiscal 2003, our performance, and that of the industry as a whole, was impacted negatively by the global economic downturn and cautious IT spending. While the economic environment remains challenging, IT spending showed signs of improvement and there were indications of an improving economic outlook as we exited fiscal 2003.

        Our acquisition of Compaq in May 2002, combined with its effective integration with the operations of HP, also had a significant impact on our business, financial condition and market share during the last 18 months. During fiscal 2003, we made substantial progress toward completing the integration, including our execution of product transition plans and alignment of our cost structure to leverage the synergies expected as a result of combining the businesses.

        Net revenue was $73.1 billion in fiscal 2003 as compared to $56.6 billion in fiscal 2002. The increase in net revenue reflects market share gains across the majority of our segments due primarily to the acquisition of Compaq, as well as a net revenue increase of 11% in our IPG business. In both fiscal 2003 and 2002, we recorded significant charges relating to our restructuring actions, as well as other acquisition-related costs, including in-process research and development ("IPR&D") and consulting and integration expenses. These actions and related charges during fiscal 2002 resulted in a net loss of $903 million. We returned to profitability with net earnings of $2.5 billion in fiscal 2003.

        In addition, during fiscal 2003, we generated approximately $6.1 billion in cash flow from operating activities and increased our cash and cash equivalents by approximately $3.0 billion. We paid dividends of $977 million and repurchased $751 million of our common stock, while investing $1.6 billion in net capital expenditures and repaying certain borrowings.

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

        The historical results sections in "Results of Operations" below present a discussion of our consolidated operating results using the historical results of HP prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for the fiscal years ended October 31, 2003, 2002 and 2001, including Compaq's results of operations from May 3, 2002 (the acquisition date). In order to provide additional information relating to our operating results, we also present combined company sections that discuss our consolidated operating results as if HP and Compaq had been a combined company in fiscal 2002 and fiscal 2001. We have included this additional information in order to provide further insight into our operating results, prior period trends and current position. This supplemental information is presented in a manner consistent with the disclosure requirements of SFAS No. 141, "Business Combinations," which are described in more detail in Note 3 of the Consolidated Financial Statements in Item 8. The combined company results for fiscal 2003 are the same as the historical results, as Compaq was included for the entire period. Due to different historical fiscal period ends for HP and Compaq, the combined company results for the year ended October 31, 2002 combine the results of HP for the year ended October 31, 2002 and the historical quarterly results of Compaq for the six-month period ended March 31, 2002 and for the period May 3, 2002 (the acquisition date) to October 31, 2002. The combined company results for the year ended October 31, 2001 combine the historical results of HP for the year ended October 31, 2001 and the historical quarterly results of Compaq for the twelve-month period ended September 30, 2001.

        The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment. The discussion of our segment operating results is presented on an historical basis for the fiscal years ended October 31, 2003, 2002 and 2001, including Compaq's results of operations from May 3, 2002. In order to provide additional information relating to our segment operating results, we also present combined company sections that discuss our segment operating results as if HP and Compaq had been a combined company in fiscal 2002 and fiscal 2001. This supplemental information is presented in a manner consistent with the supplemental disclosures included in the consolidated operating results discussion. The combined company segment discussions also present certain product category fluctuations highlighted at the combined company consolidated level.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Valuation of Goodwill and Indefinite-Lived Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 18 of the Consolidated Financial Statements in Item 8. We determine the fair value of our reporting units using a combination of the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenues or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit's goodwill and compare it to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using the income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

        The income approach, which we use to estimate the fair value of our reporting units and purchased intangible assets, is dependent on a number of factors including estimates of future market growth and trends, forecasted revenue and costs, expected periods the assets will be utilized, appropriate discount rates and other variables. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments about the selection of comparable companies used in the market approach in valuing our reporting units, as well as certain assumptions to allocate shared assets and liabilities to calculate the carrying values for each of our reporting units.

Revenue Recognition

        We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved, and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. Changes in the allocation of the sales price between deliverable elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

        We recognize revenue as work progresses on fixed price contracts, such as consulting arrangements, using the proportional performance method. When applying the proportional performance method, we rely on estimates of total expected contract costs in order to determine the amount of revenue earned to date. We follow this method because reasonably dependable estimates of the revenue applicable to various stages of a contract can be made. Total contract profit is subject to revisions throughout the life of the contract. Revisions to cost estimates are recorded to income in the period in which the facts that give rise to the revision become known.

        We record estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protection, promotions, other volume-based incentives and expected returns. Future market conditions and product transitions may require us to take actions to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, certain incentive programs require us to estimate, based on historical experience, the number of customers who will actually redeem the incentive.

Allowance for Doubtful Accounts

        Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade and financing receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Also, we record additional reserves for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted.

Inventory

        Our inventory is stated at the lower of cost or market. Adjustments to inventory are made at the product group level for estimated excess, obsolescence or impaired balances, to reflect inventory at the lower of cost or market. Factors influencing these adjustments include: changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if any of these factors differ from our estimates.

Restructuring

        We have engaged, and may continue to engage, in restructuring actions, which require our management to utilize significant estimates related to realizable values of assets made redundant or obsolete and expenses for severance and other employee separation costs, lease cancellation and other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, refer to our discussion of restructuring charges in the Results of Operations section.

Warranty Provision

        We provide for the estimated cost of product warranties at the time revenue is recognized. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is based upon ongoing product failure rates, repair costs, product call rates, average cost per call and current period product shipments. If actual product failure rates, repair rates, service delivery costs, or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required.

Retirement Benefits

        Our pension and other post-retirement benefit (i.e., health care and life insurance) costs and obligations are dependent on our various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. We base the discount rate assumption on current investment yields on AA-rated corporate long-term bond yields. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management's expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Our key assumptions are described in further detail in Note 15 of the Consolidated Financial Statements in Item 8. Actual results that differ from our assumptions are accumulated and amortized over the estimated future working life of the plan participants.

Taxes on Earnings

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. Earnings remittance amounts are planned based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States, and provide the U.S. federal taxes due on these amounts. Further, as a result of certain employment actions and capital investments undertaken by HP, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2013. Material changes in our estimates of cash, working capital and long-term investment requirements could impact our effective tax rate.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. In order to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

Historical Results

        The following discussion compares the historical results of operations on a GAAP basis for the years ended October 31, 2003, 2002 and 2001. These results include Compaq's results of operations from May 3, 2002, the date on which we acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions. As a result, the fluctuations in the historical operating results of HP and its segments in fiscal 2003 as compared to fiscal 2002 and fiscal 2001 are due generally to the acquisition of Compaq. Results of operations in dollars and as a percentage of net revenue were as follows:

For the following years ended October 31 Dollars in millions	2003		2002(2)		2001(2)
Net revenue	$73,061	100.0%	$56,588	100.0%	$45,226	100.0%
Cost of sales(1)	53,857	73.7%	41,792	73.9%	33,748	74.6%

Gross margin	19,204	26.3%	14,796	26.1%	11,478	25.4%
Research and development	3,652	5.0%	3,369	6.0%	2,753	6.1%
Selling, general and administrative	11,012	15.0%	8,763	15.5%	6,668	14.7%
Amortization of purchased intangible assets and goodwill	563	0.8%	402	0.7%	174	0.4%
Restructuring charges	800	1.1%	1,780	3.1%	384	0.8%
Acquisition-related charges	280	0.4%	701	1.2%	25	0.1%
In-process research and development charges	1	—	793	1.4%	35	0.1%

Earnings (loss) from operations	2,896	4.0%	(1,012)	(1.8)%	1,439	3.2%
Interest and other, net	21	—	52	0.1%	171	0.3%
Net loss on divestitures	—	—	—	—	(53)	(0.1)%
Losses on investments and other, net	(29)	—	(75)	(0.1)%	(366)	(0.8)%
Litigation settlements	—	—	14	—	(400)	(0.9)%

Earnings (loss) before cumulative effect of change in accounting principle and taxes	2,888	4.0%	(1,021)	(1.8)%	791	1.7%
Provision for (benefit from) taxes	349	0.5%	(118)	(0.2)%	111	0.2%

Net earnings (loss) before cumulative effect of change in accounting principle	2,539	3.5%	(903)	(1.6)%	680	1.5%
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(272)	(0.6)%

Net earnings (loss)	$2,539	3.5%	$(903)	(1.6)%	$408	0.9%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior fiscal year balances in order to conform to the current fiscal year presentation.

Net Revenue

        Net revenue increased 29% (23% on a constant currency basis) in fiscal 2003 and 25% in fiscal 2002, respectively. Foreign currency fluctuations did not have a material impact on HP consolidated fiscal 2002 net revenue growth due to relatively stable exchange rates of the foreign currencies in which we generated revenue. U.S. revenue increased 25% to $29.2 billion in fiscal 2003 and 24% to $23.3 billion in fiscal 2002, while international revenue grew 32% to $43.8 billion in fiscal 2003 and 26% to $33.3 billion in fiscal 2002.

        The net revenue increase in fiscal 2003 as compared to fiscal 2002 and in fiscal 2002 as compared to fiscal 2001 was attributable primarily to our acquisition of Compaq at the beginning of May 2002, resulting in market share increases in PSG, ESG and HPS and, to a lesser extent, HPFS. IPG also contributed to the overall revenue increase in fiscal 2003 and fiscal 2002 due primarily to strong growth in our printer supplies reflecting higher volumes as a result of continued expansion of the printer hardware installed base, and, to a lesser extent, growth in printer hardware and digital imaging products as well as synergies resulting from the Compaq acquisition. In addition, our fiscal 2003 overall net revenue was favorably impacted by the currency effects of the weakening of the dollar against the euro. Declining average selling prices due to competitive pricing pressures and a shift in sales mix to lower-priced products and service offerings moderated our overall revenue increases in fiscal 2003 and fiscal 2002.

Gross Margin

        Gross margin as a percentage of net revenue improved 0.2 percentage points in fiscal 2003 as compared to fiscal 2002 and 0.7 percentage points in fiscal 2002 as compared to fiscal 2001. The improvement in both periods was due to effective overall cost management and cost reductions resulting from workforce reductions. Declining average selling prices due to competitive pricing pressures and a mix shift toward lower-margin products across most of our segments moderated the overall increase. In addition, fiscal 2003 gross margin was favorably impacted by currency effects on revenue resulting primarily from the weakening of the dollar against the euro as well as higher cost of sales in fiscal 2002 due to $147 million of inventory adjustments resulting from product roadmap decisions. In addition, our fiscal 2002 gross margin as compared to fiscal 2001 was favorably impacted by $180 million of lower inventory-related charges in fiscal 2002 than those recorded in fiscal 2001.

        We expect our gross margin to remain under pressure due primarily to continued price competition and mix shifts toward lower-margin products and services. However, we expect these effects to be moderated by continued operational efficiencies across all of the segments resulting from better management of our cost structures, and an improving economic outlook.

Operating Expenses

        Research and Development

        Research and development expense as a percentage of net revenue decreased by 1.0 percentage point in fiscal 2003 as compared to fiscal 2002 due primarily to synergies realized through workforce reduction efforts and expense control measures, particularly in ESG and PSG. Research and development expense increased 8% in fiscal 2003 and 22% in fiscal 2002 due primarily to our acquisition of Compaq as well as from our continuing investment in inkjet technology. In addition, fiscal 2003 expense was partially impacted by unfavorable currency effects primarily from the weakening of the dollar against the euro. Fiscal 2002 expense was impacted by higher company performance bonuses as compared to fiscal 2001.

        Selling, General and Administrative

        Selling, general and administrative expense increased 26% in fiscal 2003 and 31% in fiscal 2002. The majority of the growth in fiscal 2003 and fiscal 2002 selling, general and administrative expense was attributable to our acquisition of Compaq in May 2002, mitigated in part by declines resulting from our workforce reduction efforts, expense control measures and lower bad debt expense. In addition, fiscal 2003 expense was partially impacted by unfavorable currency effects primarily from the weakening of the dollar against the euro. Fiscal 2002 expense was impacted by higher company performance bonuses as compared to fiscal 2001.

        Amortization of Purchased Intangible Assets and Goodwill

        Effective November 1, 2002 (the date of adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"), we no longer amortize goodwill and instead test goodwill at least annually for impairment. We amortize purchased intangible assets with finite useful lives over their estimated useful lives, generally two to ten years. Amortization expense was $563 million in fiscal 2003, $402 million in fiscal 2002 and $174 million in fiscal 2001. The increase in amortization expense in fiscal 2003 as compared to fiscal 2002 was due primarily to amortization of purchased intangible assets related to the acquisition of Compaq in May 2002, and to a lesser extent, the acquisition of Indigo N.V. ("Indigo") in March 2002. The elimination of goodwill amortization and, to a lesser extent, the write-off of purchased intangible assets related to our middleware and storage virtualization offerings in fiscal 2002 as a result of product roadmap decisions made in connection with the Compaq acquisition, offset in part this increase. The increase in fiscal 2002 as compared to fiscal 2001 was also due primarily to the amortization of purchased intangible assets from the Compaq acquisition.

        Restructuring Charges

        In the second, third and fourth quarters of fiscal 2003, management approved and implemented plans to restructure certain of its operations. These actions included workforce reductions associated with managing our cost structure to better align it with current business conditions. The second quarter action also included asset impairments associated with the identification of duplicative assets and facilities (leased or owned) relating to the acquisition of Compaq. The $800 million charge recorded in fiscal 2003 was composed of the following: a $175 million charge for the fourth quarter action, a $342 million charge for the third quarter action, a $235 million charge for the second quarter action and a $48 million adjustment for the fiscal year 2002 actions. All of these actions are discussed in detail below.

        The total cost we expect to incur for the fourth quarter action is approximately $188 million, of which we have recorded approximately $175 million. Of the amount we recorded for the fourth quarter action, $162 million of the charge is associated with severance, early retirement and other employee benefits related to the termination or early retirement of approximately 2,000 employees worldwide across many regions and job classes, including $10 million of non-cash charges. As of October 31, 2003, approximately 600 of these employees had been terminated or placed in the workforce reduction program or had retired and we have made payments relating to these terminations totaling approximately $20 million. We expect to pay out the majority of the remaining $132 million relating to severance and other employee benefits by the end of fiscal 2004. The fourth quarter action also included other restructuring charges of $13 million. The remaining costs of approximately $13 million are associated primarily with the cost of vacating duplicative facilities (leased or owned) and contract termination costs, both of which we anticipate will be substantially settled by the end of fiscal 2004. We did not record a liability at October 31, 2003 associated with the remaining costs as the components did not meet the recognition criteria of SFAS No. 146.

        We recorded a restructuring charge of approximately $342 million in connection with the third quarter restructuring plan. The charge for the third quarter action is associated with severance, early retirement and other employee benefits related to the termination or early retirement of approximately 4,700 employees worldwide across many regions and job classes, including $11 million of non-cash charges. As of October 31, 2003, approximately 4,100 of these employees had been terminated or placed in the workforce reduction program or had retired and we have made payments relating to these terminations totaling approximately $232 million. We expect to pay out the majority of the remaining $99 million relating to severance and other employee benefits by the end of fiscal 2004.

        The total cost we expect to incur for the second quarter action is approximately $268 million, of which we have recorded approximately $235 million. Of this amount, $135 million is associated with severance and other employee benefits related to the termination of approximately 2,300 employees worldwide across many regions and job classes in HP Services, all of whom were terminated or placed in the workforce reduction program in the period in which the plan was approved. Payments for severance and other employee benefits of approximately $127 million have been made through October 31, 2003. We also recorded approximately $100 million of charges associated with asset impairments, costs of vacating duplicative facilities (leased or owned) and contract termination costs primarily within PSG and ESG. The remaining costs of approximately $33 million are associated primarily with the cost of vacating duplicative facilities (leased or owned) and contract termination costs, both of which we anticipate will be substantially settled by the end of fiscal 2004. We did not record a liability at October 31, 2003 associated with the remaining costs as the components did not meet the recognition criteria of SFAS No. 146.

        During fiscal 2003, we recorded $48 million of additional costs, net of reductions, in estimated severance costs and other employee benefits, asset impairments and other restructuring costs, related to the pre-acquisition HP plan initially recorded in fiscal 2002 as a charge to its results of operations. These charges consisted of: $65 million of additional asset impairments, related mainly to buildings vacated as a result of the acquisition; a net addition of $32 million of employee severance and other employee benefits reflecting voluntary severance actions that met the criteria for accrual in the third quarter of fiscal 2003 and adjustments of original estimates to actual costs incurred at various locations throughout the world; and a net reduction of $49 million in other restructuring activities, as we adjusted original estimates of lease and contract termination costs to actual costs incurred.

        In connection with the acquisition of Compaq, management approved and initiated plans to restructure the operations of pre-acquisition HP to eliminate certain duplicative activities, focus on strategic product and customer bases, reduce cost structure and better align product and operating expenses with existing general economic conditions. Consequently, in fiscal 2002 we recorded approximately $1.8 billion of costs associated with these restructuring plans. The $1.8 billion charge consisted mainly of severance, early retirement and other employee benefits, costs of vacating duplicative facilities (leased or owned), contract termination costs, non-inventory asset impairment charges and other costs associated with exiting activities of HP. The asset impairment charges of $544 million were the result primarily of the write-off of goodwill and purchased intangible assets associated with product roadmap decisions made in connection with the Compaq acquisition that led to the elimination of substantially all of the middleware and storage virtualization offerings acquired in fiscal 2001. We accounted for costs to restructure the pre-acquisition HP organization under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and included these costs as a charge to the results of operations in fiscal 2002. We also recorded approximately $960 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization. We accounted for the costs to restructure pre-acquisition Compaq under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." We recognized these costs as a liability assumed in the purchase business combination and included them in the allocation of the cost to acquire Compaq. The severance, early retirement costs and other employee benefits related to the termination or planned early retirement of 17,600 employees worldwide across many regions, business functions and job classes. As of October 31, 2003, approximately 17,500 employees included in the workforce reduction program had been terminated or had retired and we have made payments related to the workforce reduction program of approximately $1.2 billion. We have paid or will pay benefits of approximately $215 million through post-retirement and pension plans for retiring employees. We expect to pay the majority of the remaining balance of the severance accrual by the end of fiscal 2004. The other related restructuring charges, which consist primarily of contractual obligations such as facility leases, are anticipated to be paid over the life of the related obligation. We expect that these obligations will be substantially settled by the end of fiscal 2005.

        In fiscal 2001, management approved restructuring actions to respond to the global economic downturn and to improve our cost structure by streamlining operations and prioritizing resources in strategic areas of our business infrastructure. We recorded a restructuring charge of $384 million in fiscal 2001 to reflect these actions. The fiscal 2001 charge consisted of severance and other employee benefits related to the termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. We recorded additional restructuring charges of $18 million in fiscal 2002 to reflect adjustments to the expected severance cost of our fiscal 2001 restructuring plans. Substantially all of these employees have been terminated and substantially all accrued costs related to severance and other related benefits have been paid.

        Acquisition-Related Charges

        In connection with the Compaq acquisition, we incurred acquisition-related charges of $280 million in fiscal 2003 and $701 million in fiscal 2002, which consisted primarily of costs incurred for employee retention bonuses, consulting services and other professional fees. In addition, the acquisition-related charges in fiscal 2002 included costs incurred for proxy solicitation and advertising. Acquisition-related charges were $25 million in fiscal 2001 and related primarily to the unsuccessful bid for the PricewaterhouseCoopers consulting business.

        In-Process Research and Development Charges

        Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development. In fiscal 2003, 2002 and 2001 we recorded IPR&D charges of $1 million, $793 million and $35 million, respectively. The charge in fiscal 2002 included $735 million in connection with the acquisition of Compaq and $58 million in connection with the acquisition of Indigo.

Interest and Other, Net

        Interest and other, net decreased $31 million in fiscal 2003 from fiscal 2002 and $119 million in fiscal 2002 from fiscal 2001. The decline in fiscal 2003 was attributable primarily to increased interest expense associated with higher average borrowings and lower dividend and other income associated with our investment activities as compared to fiscal 2002. Lower net currency losses from our balance sheet remeasurement moderated the decline. The decline in fiscal 2002 was attributable primarily to higher net currency losses from a balance sheet remeasurement. The fiscal 2002 decline also resulted, to a lesser extent, from lower dividend and other income associated with our investment activities as compared to 2001.

Net Loss on Divestitures

        In fiscal 2001, we incurred a net loss on divestures of $53 million. The net loss consisted of a $131 million loss on the sale of our VeriFone, Inc. subsidiary, partially offset by a gain of $78 million on the sale to Ericsson of our interest in the Ericsson-HP Technology joint venture.

Losses on Investments and Other, Net

        Losses on investment and other, net in fiscal 2003, 2002 and 2001 resulted mainly from impairment charges in excess of gains realized on our investment portfolio. Gains from the early extinguishment of debt under our repurchase program for zero coupon subordinated convertible notes due in 2017 of $31 million in fiscal 2002 and $89 million in fiscal 2001 offset in part the investment losses. These gains had been reported previously as an extraordinary item prior to our November 2002 adoption of SFAS No. 145, "Rescission of FASB statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

        Our investment portfolio includes equity investments in publicly-traded and privately-held emerging technology companies. Many of these emerging technology companies are still in the start-up or development stage. Our investments in these companies are inherently risky because the technologies or products they have under development are typically in the early stages and may never become successful. Depending on market conditions, we may incur additional charges on our investment portfolio in the future.

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

        In June 2001, HP and Pitney Bowes Inc. ("Pitney Bowes") announced they had entered into agreements that resolved all pending patent litigation between the parties without admission of infringement and, in connection therewith, we paid Pitney Bowes $400 million in June 2001. For further discussion of this agreement, see Note 17 of the Consolidated Financial Statements in Item 8.

Provision for (Benefit from) Taxes

        Our effective tax rate on earnings from operations in fiscal 2003, 2002 and 2001 differs from the United States federal statutory rate of 35% due generally to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. For a full reconciliation of our effective tax rate to the federal statutory rate, see Note 11 of the Consolidated Financial Statements in Item 8.

        Our effective tax rate resulted in a 12% provision in fiscal 2003, a 12% benefit in fiscal 2002 and a 14% provision in fiscal 2001 on our pretax earnings (loss). Lower tax rates in non-U.S. jurisdictions provided a benefit of 23.9%, 36.0% and 38.1% in fiscal 2003, 2002 and 2001, respectively. In each year, the benefit to the effective tax rate derived from non-U.S. jurisdictions was increased as a result of benefits from restructuring and other charges that were incurred for the most part in higher-tax jurisdictions. In fiscal 2002, operating losses were also a significant contributor to the tax benefit, offset in part by the impact of non-deductible items, primarily acquisition-related charges, goodwill amortization and IPR&D charges. In fiscal 2001, the impact of non-deductible items, primarily acquisition-related charges, goodwill amortization and IPR&D charges on our effective tax rate moderated the effect of lower tax rates in non-U.S. jurisdictions discussed above.

Cumulative Effect of Change in Accounting Principle

        We adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" in the fourth quarter of fiscal 2001, retroactive to November 1, 2000. Accordingly, we restated our consolidated results of operations for the first three quarters of fiscal 2001, including a cumulative effect of change in accounting principle of $272 million, which was recorded as a reduction of net income as of the beginning of the first quarter of fiscal 2001.

Combined Company Results

        As previously described, the following discussion includes the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of fiscal 2001. The combined company results for fiscal 2003 are the same as the historical results, as Compaq was included for the entire period. Due to different historical fiscal period ends for HP and Compaq, the results for the year ended October 31, 2002 combine the results of HP for the year ended October 31, 2002 and the historical quarterly results of Compaq for the six-month period ended March 31, 2002 and for the period May 3, 2002 (the acquisition date) to October 31, 2002. The combined company results for the year ended October 31, 2001 combine the historical results of HP for the year ended October 31, 2001 and the historical quarterly results of Compaq for the twelve-month period ended September 30, 2001. Adjustments have been made to the combined results of operations primarily to reflect amortization of purchased intangible assets as if the acquisition had occurred at the beginning of the periods presented.

        Results of operations for the combined company, in dollars and as a percentage of net revenue, were as follows:

For the following years ended October 31 Dollars in millions	2003		2002(2)		2001(2)
Net revenue	$73,061	100.0%	$72,346	100.0%	$81,105	100.0%
Cost of sales(1)	53,857	73.7%	54,311	75.1%	61,800	76.2%

Gross margin	19,204	26.3%	18,035	24.9%	19,305	23.8%
Research and development	3,652	5.0%	3,953	5.4%	4,144	5.1%
Selling, general and administrative	11,012	15.0%	11,091	15.3%	12,255	15.1%
Amortization of purchased intangible assets and goodwill	563	0.8%	664	0.9%	698	0.9%
Restructuring charges	800	1.1%	1,780	2.5%	1,040	1.3%
Acquisition-related charges	280	0.4%	772	1.1%	33	—
In-process research and development charges	1	—	793	1.1%	35	—

Earnings (loss) from operations	2,896	4.0%	(1,018)	(1.4)%	1,100	1.4%
Interest and other, net	21	—	20	—	294	0.4%
Net loss on divestitures	—	—	—	—	(53)	(0.1)%
Losses on investments and other, net	(29)	—	(70)	(0.1)%	(2,514)	(3.1)%
Litigation settlements	—	—	14	—	(400)	(0.5)%

Earnings (loss) before cumulative effect of change in accounting principle and taxes	2,888	4.0%	(1,054)	(1.5)%	(1,573)	(1.9)%
Provision for (benefit from) taxes	349	0.5%	(126)	(0.2)%	(585)	(0.7)%

Net earnings (loss) before cumulative effect of change in accounting principle	2,539	3.5%	(928)	(1.3)%	(988)	(1.2)%
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(493)	(0.6)%

Net earnings (loss)	$2,539	3.5%	$(928)	(1.3)%	$(1,481)	(1.8)%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior fiscal year balances in order to conform to the current fiscal year presentation.

Net Revenue

        On a combined company basis, net revenue increased 1% (declined 4% on a constant currency basis) in fiscal 2003. U.S. revenue remained essentially flat at $29.2 billion, while international revenue increased 1% to $43.8 billion. Overall, the combined company net revenue increase in fiscal 2003 was favorably impacted by currency effects, particularly the weakening of the dollar against the euro. Lower average selling prices due to competitive pricing pressures, a shift in sales mix to lower-priced products and service offerings and the consolidation of product offerings as a result of post-acquisition product roadmap decisions moderated the overall increase.

        On a weighted percentage point basis, IPG accounted for 3.0 percentage points of the overall combined company net revenue increase, offset by net revenue declines in ESG, PSG and HPFS of 1.1,

0.9 and 0.2 percentage points, respectively, on a weighted basis. A decline in HPS revenue did not have a significant impact on a weighted basis.

        The net revenue increase in IPG was driven by strong growth in printer supplies resulting from a rise in volumes, reflecting continued expansion of the printer hardware installed base, and to a lesser extent, growth from our business printer hardware and digital imaging products. The ESG revenue decline was attributable primarily to a revenue decrease in business critical servers due to competitive pricing as well as cautious enterprise capital spending. The net revenue decline in PSG resulted primarily from lower average selling prices due to competitive pricing pressure and, to a lesser extent, a decline in volumes in commercial and consumer desktop PCs. The HPFS net revenue decline was due primarily to a decrease in revenue-generating assets. HPS net revenue decreased due primarily to declines in the consulting and integration business, moderated by increases in managed services and customer support revenue.

        On a combined company basis, net revenue declined 11% in fiscal 2002 to $72.3 billion. U.S. revenue declined 8% in fiscal 2002 to $29.1 billion, while international revenue decreased 13% to $43.2 billion. Ongoing weakness in the global economy and a competitive environment contributed significantly to the decline in both U.S. and international revenue. Foreign currency fluctuations did not have a material impact on our consolidated combined company revenue in fiscal 2002 due to relatively stable exchange rates of the significant foreign currencies in which we generated revenue during the period. On a weighted basis, the PC business (both desktop and notebook PCs) accounted for 5 percentage points, servers (both industry standard servers and business critical servers) accounted for 4 percentage points, and consulting and integration, storage, personal appliances and printer hardware each accounted for 1 percentage point of the overall net revenue decrease. A 2 percentage point increase, on a weighted basis, in printer supplies partially offset these decreases.

        Overall, a decline in sales volumes across many product categories due to the ongoing global economic downturn and a competitive environment negatively impacted combined company net revenue for fiscal 2002. A shift in sales mix to lower-priced products, particularly for printer hardware, PC's, industry standard servers and workstations, also contributed to the decrease in revenue. Additionally, the decline in revenue reflected a consolidation of product offerings as a result of post-acquisition product roadmap decisions in industry standard servers, commercial PCs, storage and personal appliances. The net revenue growth in printer supplies resulting from a rise in volume due to continued expansion of the printer hardware installed base partially mitigated these declines.

Gross Margin

        Gross margin as a percentage of combined company net revenue improved 1.4 percentage points in fiscal 2003 as compared to fiscal 2002. Overall, gross margin improvement in fiscal 2003 was attributable primarily to cost savings resulting from improved cost structures, continued expense control measures, and to a lesser extent, from decreased component prices, moderated by declining average selling prices due to competitive pricing pressures.

        Of the 1.4 percentage point increase in the combined company gross margin for fiscal 2003, PSG and HPFS accounted for 0.5 and 0.3 percentage points of the increase on a weighted basis, respectively. ESG and IPG each accounted for 0.2 percentage points of the increase on a weighted basis. A 0.1 percentage point decrease in HPS partially offset the overall increase. The gross margin improvement in PSG was due primarily to reduced direct and indirect procurement costs, reflecting synergies associated with our acquisition of Compaq. The improvement in HPFS gross margin was due primarily to reduced bad debt expense resulting from a stronger portfolio. IPG gross margin improvement was due primarily to the higher-margin supplies business becoming a greater percentage of IPG revenue combined with favorable currency impact on revenue resulting primarily from the weakening of the dollar against the euro. ESG's gross margin improvement primarily reflected cost reductions in the storage and industry standard server businesses as a result of the Compaq acquisition, offset in part by the product mix shift away from higher-margin business critical servers toward lower- margin industry standard servers. The HPS gross margin decline was attributable primarily to competitive pricing pressures and reduced service levels in the customer support business. In addition, the overall gross margin was favorably impacted by a 0.2 percentage point improvement attributable primarily to inventory adjustments of $147 million in fiscal 2002 resulting from product roadmap decisions.

        Gross margin as a percentage of net revenue improved 1.1 percentage points in fiscal 2002 as compared to fiscal 2001. Of the 1.1 percentage point increase in the combined company gross margin for fiscal 2002, on a weighted basis, IPG products accounted for 2 percentage points of the increase while PSG products accounted for 0.6 percentage points of the increase on a weighted basis. Decreases of 1.1 percentage points in ESG and a 0.2 percentage points in HPS, on a weighted basis, moderated the overall improvement. The gross margin improvement in IPG products was the result of manufacturing efficiencies and favorable currency impacts, primarily on yen-based component procurement contracts, as well as approximately $290 million lower inventory and fixed asset charges relative to fiscal 2001. The IPG gross margin increase was also attributable to a mix shift toward printer supplies, which have gross margins that are higher than the company average. The gross margin improvement in PSG resulted from strong demand for higher-margin consumer notebook PCs. The gross margin deterioration in ESG products primarily reflected obsolescence and unabsorbed fixed costs for industry standard servers due to product roadmap decisions. Additionally, competitive pricing and a mix shift to low-end products unfavorably impacted our server gross margins. The HPS gross margin decline was due primarily to the consulting and integration and managed services businesses.

Operating Expenses

  Research and Development

        Research and development expense decreased by 8% in fiscal 2003 as compared to fiscal 2002 and 5% in fiscal 2002 as compared to fiscal 2001. The decrease in both years was attributable primarily to our workforce reduction efforts and expense control measures. In fiscal 2003 and fiscal 2002, research and development expense decreased in each of our business segments, except for IPG, in which research and development expense increased by 8% in fiscal 2003 and 15% in fiscal 2002. IPG's increase in research and development spending resulted primarily from our continued investment in emerging inkjet technology. In addition, the overall decrease in fiscal 2003 expense was moderated by higher pension and other post-retirement costs and unfavorable currency effects of the weakening of the dollar against the euro while the overall decrease in fiscal 2002 expense was moderated by higher company performance bonuses as compared to fiscal 2001.

  Selling, General and Administrative

        Selling, general and administrative expense remained flat in fiscal 2003 as compared to fiscal 2002 and decreased 9% in fiscal 2002 as compared to fiscal 2001. In fiscal 2003, unfavorable currency effects driven mainly by the weakening of the dollar against the euro, higher sales and marketing costs associated with the company-wide product branding campaign and higher pension and other post-retirement costs offset almost entirely the overall decreases attributable to workforce reduction efforts, expense control measures and lower bad debt expense. Overall, the decrease in selling, general and administrative expense in fiscal 2002 was attributable mainly to our workforce reduction efforts, expense control measures and lower bad debt expense moderated by higher company performance bonuses relative to fiscal 2001.

  Amortization of Purchased Intangible Assets and Goodwill

        Effective November 1, 2002 (the date of adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"), we no longer amortize goodwill and instead test goodwill at least annually for impairment. We amortize purchased intangible assets with finite useful lives over their estimated useful lives, generally two to ten years. On a combined company basis, amortization expense decreased by $101 million in fiscal 2003 as compared to fiscal 2002 and $34 million in fiscal 2002 as compared to fiscal 2001. The decrease in fiscal 2003 expense was due primarily to the elimination of goodwill amortization and the write-off of the purchased intangible assets related to our middleware and storage virtualization offerings in fiscal 2002 as a result of product roadmap decisions in connection with the Compaq acquisition.

  Restructuring Charges

        On a combined company basis, we recorded restructuring charges of $800 million in fiscal 2003, $1.8 billion in fiscal 2002 and $1.0 billion in fiscal 2001. A detailed discussion of the fiscal 2003, 2002 and 2001 charges recorded by HP is included in the historical results presentation above.

        In fiscal 2001, in addition to the charges recorded by HP, Compaq's management approved restructuring plans to realign its organization and reduce operating costs. Compaq implemented significant changes in its business model and supply chain operations. These actions were designed to simplify product offerings, derive greater internal operating efficiencies, lower order cycle time, reduce channel inventory and improve account and order management. Compaq also consolidated certain functions within its global business units and reduced administrative functions. Accordingly, Compaq planned to terminate approximately 8,500 employees worldwide in connection with these actions. Restructuring charges of $656 million were expensed in fiscal 2001. During December 2001, Compaq reversed excess reserves of $68 million for employee separation costs accrued in connection with the fiscal 2001 plans and expensed an additional charge of approximately the same amount for additional reductions of 1,400 employee positions as approved by management to help it better meet its objectives of realigning its organization and reducing operating costs. Employee separation benefits under each plan were similar and included severance, medical and other benefits. Employee terminations under the fiscal 2001 plans were substantially completed by March 31, 2002.

  Acquisition-Related Charges

        In connection with the Compaq acquisition, the combined company incurred acquisition-related charges of $280 million in fiscal 2003 and $772 million in fiscal 2002, which consisted primarily of costs incurred for employee retention bonuses, consulting services and other professional fees. In addition, the acquisition-related charges in fiscal 2002 included costs incurred for proxy solicitation and advertising. Acquisition-related charges were $33 million in fiscal 2001 and related primarily to the unsuccessful bid for the PricewaterhouseCoopers consulting business as well as the Compaq acquisition.

  In-Process Research and Development Charges

        IPR&D charges are the same on a combined company and historical basis and are discussed above in the historical results presentation.

Interest and Other, Net

        On a combined company basis, interest and other, net remained essentially flat in fiscal 2003 and decreased $274 million in fiscal 2002 from fiscal 2001. In fiscal 2003, lower net losses on foreign currency transactions resulting from our balance sheet remeasurement and related hedging strategies as compared to fiscal 2002 were offset almost entirely by lower interest income and higher interest expense on debt. In addition to the items discussed in the historical results above, interest and other, net declined an additional $155 million in fiscal 2002 on a combined company basis due primarily to higher interest income earned in 2001 associated with Compaq's cash and investment balances.

Net Loss on Divestitures

        In fiscal 2001, on a combined company basis, we incurred a net loss on divestures of $53 million, as more fully discussed in the historical results presentation above.

Losses on Investments and Other, Net

        On a combined company basis, net investment losses and other, net were $29 million in fiscal 2003, $70 million in fiscal 2002 and $2.5 billion in fiscal 2001. In addition to the items discussed in the historical results presentation above, the fiscal 2001 loss included $2.1 billion of impairment charges associated with Compaq's investments, including a $1.8 billion impairment in CMGI, Inc. that was determined to have experienced an other-than-temporary decline in value.

Litigation Settlements

        In fiscal 2002 we recorded a litigation settlement gain of $14 million and in fiscal 2001 we recorded a litigation settlement expense of $400 million, as more fully discussed above in the historical results presentation.

Provision for (Benefit from) Taxes

        On a combined company basis, our effective tax rate resulted in a 12% provision in fiscal 2003 and a 12% and 37% benefit in fiscal 2002 and 2001, respectively, on our pretax earnings (loss). Our effective tax rate differed from the United States federal statutory rate of 35% in fiscal 2003, 2002 and 2001 due generally to the reasons discussed above in the historical results section. In addition, in fiscal 2002 and 2001, the tax benefit on a combined company basis was due to an operating loss during each period.

Cumulative Effect of Change in Accounting Principle

        As discussed above in the historical results presentation, fiscal 2001 includes a cumulative effect of change in accounting principle of $272 million in connection with our adoption of SAB 101 in the fourth quarter of fiscal 2001, retroactive to November 1, 2000.

        The remaining balance of the cumulative effect of change in accounting principles in fiscal 2001 on a combined company basis resulted from Compaq's adoption in January 2001 of EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's

Products," which was issued by the EITF in November 2000. Compaq's adoption of EITF Issue No. 01-9 resulted in a change in method of accounting for certain sales incentive offerings. Historically, Compaq recognized certain incentives at the time it incurred an obligation, which generally occurred upon completion of qualifying sales transactions by Compaq's direct or indirect customers. EITF Issue No. 01-9 requires such discounts to be recognized at the later of the date the sales incentive is offered or the date at which the related revenue is recognized. The effects of adopting EITF Issue No. 01-9 have been included in the combined company results beginning January 1, 2001.

Segment Information

        Segment financial data for the years ended October 31, 2002 and 2001 has been restated to reflect changes in our organizational structure and allocation methodology that occurred in the first quarter of fiscal 2003. These changes included the reorganization of some of our minor product and cross-functional organizations, which were aggregated under Corporate Investments. We also revised our allocation methodology for shared services and infrastructure and began allocating to the segments all company performance bonus expense, including the previously unallocated amount by which actual bonus expense differs from the targeted amount. In addition, we no longer distribute to the segments certain corporate governance-related items including internal audit, government affairs and other executive office function costs. We believe that these changes in expense distribution methodology result in a better reflection of the use of services provided to or benefits received by the segments. The four principal reportable segments disclosed in this document are based on our management organizational structure as of October 31, 2003. Separate segment reporting has also been included for HPFS, which is included in ESG's organizational structure, due to the distinct nature of this business. A detailed description of the products and services, as well as financial data, for each segment can be found in Note 18 of the Consolidated Financial Statements in Item 8. Future changes to this organizational structure may result in changes to the reportable segments disclosed.

Historical Results

        The historical results discussions below include the historical results of each of HP's segments in fiscal 2003, 2002 and 2001, including Compaq's results of operations from May 3, 2002 (the acquisition date). The fluctuations in the segment operating results, except for IPG, in fiscal 2003 as compared to fiscal 2002 and in fiscal 2002 as compared to fiscal 2001 were due generally to the acquisition of Compaq and, as such, are not discussed in detail. The acquisition of Compaq did not have a material impact on the results of IPG.

Combined Company Results

        Consistent with the supplemental disclosures included in the consolidated operating results discussion, the combined company segment results discussions include the results of each of HP's segments in fiscal 2002 and fiscal 2001 as if the acquisition of Compaq had occurred at the beginning of fiscal 2001. As previously discussed, we have included this additional information in order to provide further insight into our segment operating results, prior period trends and current position. Due to different historical fiscal period ends for HP and Compaq, the segment results for the year ended October 31, 2002 combine the results of HP for the year ended October 31, 2002 and the historical quarterly results of Compaq for the six-month period ended March 31, 2002 and for the period from May 3, 2002 to October 31, 2002. The segment results for the year ended October 31, 2001 combine the historical results of HP for the year ended October 31, 2001 and the historical quarterly results of Compaq for the twelve-month period ended September 30, 2001. The combined company results for fiscal 2003 are the same as the historical results, as Compaq was included for the entire period.

Imaging and Printing Group—Historical Results

	Historical Results
For the following years ended October 31 Dollars in millions
	2003	2002	2001
Net revenue	$22,623	$20,406	$19,492
Earnings from operations	$3,570	$3,346	$2,091
Earnings from operations as a percentage of net revenue	15.8%	16.4%	10.7%

        As Compaq did not have a comparable imaging and printing business, IPG's historical results are not materially different from the combined company results in the same period. A detailed discussion of IPG's results for fiscal 2003 as compared to fiscal 2002 and fiscal 2002 as compared to fiscal 2001 is presented below in the combined company discussion.

Imaging and Printing Group—Combined Company Results

	Combined Company Results
For the following years ended October 31 Dollars in millions
	2003	2002	2001
Net revenue	$22,623	$20,447	$19,602
Earnings from operations	$3,570	$3,345	$2,103
Earnings from operations as a percentage of net revenue	15.8%	16.4%	10.7%

        IPG's combined company net revenue grew 11% in fiscal 2003 and 4% in fiscal 2002. The revenue increase in fiscal 2003 was 5% on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Foreign currency did not have a material impact on the revenue increase in fiscal 2002. Of the overall 11% revenue increase in fiscal 2003, printer supplies represented 7.5 percentage points of the increase on a weighted basis. Business printer hardware accounted for 1.5 percentage points of the increase on a weighted basis, while digital imaging products and home printer hardware accounted for 1.0 and 0.5 percentage points, respectively, of the increase. Of the overall 4% revenue increase in fiscal 2002, printer supplies represented 6.5 percentage points of growth on a weighted basis, offset in part by declines in business and home printer hardware of 1.5 and 1.0 percentage points, respectively, on a weighted basis. The segment had solid revenue growth across all regions in both fiscal 2003 and fiscal 2002.

        Growth in printer supplies revenue in fiscal 2003 reflected higher volumes as a result of continued expansion of the printer hardware installed base. Sales of color and low-end monochrome printers as well as multi-function printers and digital press products drove the revenue increase in business printer hardware during the period. A continued shift in demand to lower-priced products and a competitive pricing environment moderated this net revenue increase in business printer hardware. Revenue growth in digital imaging products in fiscal 2003 was attributable to sales of newly introduced cameras and Photosmart printers that were part of the segment's "Big Bang" consumer launch in the last half of fiscal 2002 and new models of cameras and Photosmart printers introduced in the "Big Bang 2" consumer launch in fiscal 2003, offset in part by a decrease in sales of scanners due to the declining scanner market. The net revenue increase in home printer hardware in fiscal 2003 was attributable to a significant volume increase in all-in-one devices as well as a shift from single-function printers to multi-function devices. Decreases in average selling prices due to a continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market, as well as decreases in sales of single-function devices, moderated home printer hardware revenue growth during the period.

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

        Combined company earnings from operations as a percentage of net revenue was 15.8% in fiscal 2003, compared to 16.4% in fiscal 2002 and 10.7% in fiscal 2001. In fiscal 2003, the 0.6 net percentage point decrease in the earnings from operations ratio consisted of a 0.8 percentage point increase in operating expenses as a percentage of revenue, offset in part by an improvement in gross margin of 0.2 percentage points. The increase in operating expenses as a percentage of revenue was driven mainly by increased marketing costs associated with a company-wide product branding campaign, higher selling costs associated with an increased focus on commercial sales in the segment and unfavorable currency impacts. Offsetting in part the operating expense ratio increase was a gross margin improvement due primarily to a mix shift away from lower margin hardware and an increase in the supplies business, which typically has gross margins that exceed the segment average, as well as a favorable currency impact on revenue resulting from the strengthening of the euro noted above. Partially offsetting the gross margin improvement was a gross margin decline in printer hardware and digital imaging products reflecting a shift to lower-priced printing and imaging products and continued competitive pricing.

        In fiscal 2002, the 5.7 percentage point increase in the earnings from operations ratio was due almost entirely to an improvement in gross margin. The increase in gross margin was driven by gross margin improvements in supplies and printer hardware. Manufacturing efficiencies and favorable currency impacts, primarily on yen-based component procurement contracts for supplies and business and home printer hardware, contributed the majority of the gross margin improvement. The segment gross margin also was impacted favorably by supplies, which typically have gross margins that exceed the segment average, becoming a greater percentage of total segment revenue, and from a mix shift toward higher-margin, multi-function products within home printer hardware. Lower inventory and fixed asset write-downs compared to fiscal 2001 of approximately $290 million further contributed to the overall segment gross margin improvement.

Personal Systems Group—Historical Results

	Historical Results
For the following years ended October 31 Dollars in millions
	2003	2002	2001
Net revenue	$21,228	$14,706	$10,094
Earnings (loss) from operations	$19	$(241)	$(157)
Earnings (loss) from operations as a percentage of net revenue	0.1%	(1.6)%	(1.6)%

        The fluctuations in PSG's year-over-year operating results in fiscal 2003 and in fiscal 2002 were due substantially to the acquisition of Compaq. Although the acquisition of Compaq resulted in an increase in unit sales, the continued competitive pricing environment impacted unfavorably average selling prices in fiscal 2003 and fiscal 2002. The execution of post-acquisition product roadmap decisions, which included the discontinuance of the HP Vectra and Jornada product lines, impacted unfavorably commercial desktop PC and handheld volumes in fiscal 2003.

        Earnings from operations as a percentage of net revenue increased during fiscal 2003 due to a decrease in operating expenses, primarily from headcount reductions, tightening of administrative costs and lower research and development expense. Earnings from operations also increased due to an improvement in gross margin, primarily the result of our reduced direct and indirect procurement costs reflecting synergies associated with our acquisition of Compaq, as well as a shift toward our lower-cost direct business. In fiscal 2002, the loss from operations as a percentage of net revenue remained flat due to an increase in gross margin offset by an increase in operating expenses as a percentage of revenue. We present a supplementary discussion of PSG's results for fiscal 2003 as compared to fiscal 2002 and fiscal 2002 as compared to fiscal 2001, including trends that impacted historical as well as combined company results, below in the combined company discussion.

Personal Systems Group—Combined Company Results

	Combined Company Results
For the following years ended October 31 Dollars in millions
	2003	2002	2001
Net revenue	$21,228	$21,895	$26,710
Earnings (loss) from operations	$19	$(372)	$(728)
Earnings (loss) from operations as a percentage of net revenue	0.1%	(1.7)%	(2.7)%

        PSG's combined company net revenue declined 3% in fiscal 2003 and 18% in fiscal 2002. The revenue decrease in fiscal 2003 was 8% on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Foreign currency did not have a material impact on the revenue decrease in fiscal 2002. Of the overall 3% revenue decrease in fiscal 2003, commercial and consumer desktop PCs accounted for 6.0 percentage points of the decline on a weighted basis, while workstations also contributed slightly to the decline. An increase in notebook PCs revenue of 3.0 percentage points on a weighted basis offset in part these declines. Of the overall 18% revenue decrease in fiscal 2002, consumer and commercial desktop PCs accounted for 13.5 percentage points of the decline on a weighted basis, while handhelds, notebook PCs and workstations accounted for 2.0, 1.5 and 1.0 percentage points, respectively, of the decrease. Continued soft demand unfavorably impacted net revenue during both fiscal 2003 and fiscal 2002.

        The combined company revenue decline in fiscal 2003 resulted from a decline in average selling prices across all businesses within PSG and, to a lesser extent, a decline in volumes in commercial and consumer desktop PCs. The decline in average selling prices during the period was attributable to the realignment of product prices. The continued mix shift from desktop PCs to notebook PCs impacted unfavorably commercial and consumer desktop PC volumes. Additionally, the commercial desktop PC volume decline in the period was due to the execution of post-acquisition product roadmap decisions, which included the discontinuance of the HP Vectra product line. An increase in notebook PC volumes in fiscal 2003 compared to the prior year due to increased product competitiveness, a broader product portfolio, and the previously mentioned mix shift from desktop PCs to notebook PCs, offset in part the desktop PC decreases. In addition to the increase in notebook PC volumes, handheld volumes increased due to new product introductions.

        In fiscal 2002, net revenue in the PC business was impacted negatively by declining average selling prices resulting from a continued competitive pricing environment. The revenue decrease in consumer desktop PCs was fueled by a decline in unit sales and, to a lesser extent, a decrease in average selling prices. The decline in unit sales was due to weakened economic conditions across all regions. The revenue decline in commercial desktop PCs was the result of a decrease in average selling prices and, to a lesser extent, a decline in unit sales. The decrease in unit sales was attributable to a continued shift toward mobile computing as well as the execution of post-acquisition product roadmap decisions, including the discontinuance of the HP Vectra line. The HP Vectra wind-down also unfavorably impacted average selling prices as incentives were offered to sell remaining inventory. Commercial notebook PC revenue declined due to decreasing average selling prices. This decline was offset in part by consumer notebook PC revenue growth, reflecting an increase in unit sales as a result of the previously mentioned shift toward mobile computing, moderated by decreasing average selling prices. Handheld revenue, which included certain personal appliances, declined due to our exit from the CD-writer business and transition into the DVD+RW market, as well as our product roadmap decision to cancel the Jornada handheld product line. The workstations revenue decline was driven by a decrease in average selling prices, reflecting a mix shift from UNIX® workstations to lower-priced Windows® NT workstations, offset in part by an increase in unit sales of Windows® NT workstations. The unfavorable effects of a transition into a new product line moderated the volume increase in Windows® NT workstations.

        The combined company earnings from operations as a percentage of net revenue was 0.1% in fiscal 2003 compared to losses of 1.7% in fiscal 2002 and 2.7% in fiscal 2001. In fiscal 2003, an improvement in gross margin as a percentage of net revenue represented 1.1 percentage points of the 1.8 percentage point increase, while the remaining 0.7 percentage points were due to a decrease in operating expenses as a percentage of revenue. The gross margin improvement resulted from our reduced direct and indirect procurement costs, reflecting synergies associated with our acquisition of Compaq, moderated by the declining average selling prices described above. The operating expense improvement resulted from headcount reductions, tightening of administrative costs and lower research and development expense.

        In fiscal 2002, an improvement in gross margin represented 0.6 percentage points of the 1.0 percentage point decrease in the loss from operations ratio, while the remaining 0.4 percentage point decrease was the result of a decrease in operating expenses as a percentage of revenue. The gross margin improvement was driven by consumer PCs and handhelds, offset in part by gross margin declines in commercial PCs. The gross margin improvement in consumer PCs contributed the majority of the overall segment gross margin increase and resulted primarily from strong demand for consumer notebook PCs, which typically have higher margins than desktops. The improvement in handhelds also contributed to the gross margin improvement for the segment and was attributable to lower inventory reserve charges compared to fiscal 2001. Moderating the overall segment gross margin improvement was a decline in the commercial PC gross margin. The gross margin decline in commercial PCs reflected declining average selling prices due to competitive pricing pressures, particularly on end-of-life product transitions. The decrease in the operating expense ratio was attributable to cost control measures and cost savings achieved by the workforce reductions initiated in fiscal 2001.

Enterprise Systems Group—Historical Results

	Historical Results
For the following years ended October 31 Dollars in millions
	2003	2002	2001
Net revenue	$15,379	$11,146	$8,081
(Loss) earnings from operations	$(54)	$(656)	$78
(Loss) earnings from operations as a percentage of net revenue	(0.4)%	(5.9)%	1.0%

        The fluctuations in ESG's year-over-year operating results in fiscal 2003 and in fiscal 2002 were due substantially to the acquisition of Compaq. The significant increase from Compaq's industry standard server business and Compaq's storage and business critical server businesses were the main contributors to the overall revenue growth in fiscal 2003. Although overall unit sales increased due to the acquisition of Compaq, continued competitive pricing pressures impacted unfavorably average selling prices in fiscal 2003. Discontinuance of HP's NetServer products as well as certain storage products as part of the post-acquisition product roadmap decisions moderated volumes. Although unit sales increased due to the acquisition of Compaq in fiscal 2002, average selling prices were impacted unfavorably in fiscal 2002 by continued competitive pricing pressures and a continued mix shift to low-end products.

        In fiscal 2003, the improvement in the loss from operations ratio was attributable primarily to workforce reduction activities and effective cost management, offset in part by a decline in gross margin. The gross margin deterioration reflected competitive pricing pressures and a mix shift toward industry standard servers, which have significantly lower gross margins than other products in the segment. In fiscal 2002, the increase in the loss from operations ratio was attributable in part to declines in gross margin due to pricing pressures coupled with inventory charges and unabsorbed fixed costs related to the Net Server line resulting from our product roadmap decisions. We present a supplementary discussion of ESG's results for fiscal 2003 as compared to fiscal 2002 and fiscal 2002 as compared to fiscal 2001, including trends that impacted historical as well as combined company results, below in the combined company discussion.

Enterprise Systems Group—Combined Company Results

	Combined Company Results
For the following years ended October 31 Dollars in millions
	2003	2002	2001
Net revenue	$15,379	$16,194	$20,205
(Loss) earnings from operations	$(54)	$(664)	$579
(Loss) earnings from operations as a percentage of net revenue	(0.4)%	(4.1)%	2.9%

        ESG's combined company net revenue declined 5% in fiscal 2003 and 20% in fiscal 2002. The revenue decrease in fiscal 2003 was 10% on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Foreign currency did not have a material impact on the revenue decrease in fiscal 2002. Of the overall revenue decrease in fiscal 2003, business critical servers accounted for 5.0 percentage points of the decline on a weighted basis, while storage and software each contributed 0.5 percentage points to the decline, offset in part by an increase in industry standard servers revenue of 0.5 percentage points on a weighted basis. Overall, segment revenue in fiscal 2003 continued to be impacted unfavorably by competitive pricing pressures, product roadmap transitions and cautious enterprise IT spending across all business units and most geographic regions. Of the overall 20% revenue decrease in fiscal 2002, industry standard servers, business critical servers and storage accounted for 9.5, 7.0 and 3.0 percentage points, respectively, of the decline on a weighted basis, while software contributed the remaining 0.5 percentage point of the decrease. Overall segment revenue in fiscal 2002 was impacted unfavorably by weak demand in the enterprise market due to the continuing effects of the economic downturn, competitive pricing pressures and cautious technology spending across all product categories and geographical regions.

        The combined company revenue decline for many business critical server products in fiscal 2003 reflected competitive pricing as well as constraints on enterprise capital spending for large purchases. Low-end and mid-range UNIX® revenue declined during the period, offset in part by strong growth in high-end UNIX® server revenue due to continued strength in Superdome products. NonStop server revenue declined in fiscal 2003, reflecting weak spending in the telecommunications and financial services industries. Product roadmap transitions in tape libraries due to our exiting the OEM business and decreased sales of legacy arrays, offset in part by a mix shift toward EVA products, drove the storage revenue decline in fiscal 2003. The decline in software revenue in fiscal 2003 was attributable mainly to softness in OpenCall, our telecommunications software product line, due to continued weakness in the telecommunications industry. Strength in the OpenView management software business moderated this decline. Unit sales of industry standard servers increased in fiscal 2003 and more than offset the revenue decline attributable to declining average selling prices and a mix shift toward low-end servers. Despite unit declines in our NetServer products due to the post-acquisition roadmap decision to discontinue this line of servers, total industry standard server units grew approximately 9% in the period due to strong worldwide shipments of our ProLiant servers.

        The combined company revenue decline in industry standard servers in fiscal 2002 resulted from a decrease in average selling prices and, to a lesser extent, a decline in volumes. The decrease in average selling prices was due to continued competitive pricing pressures and a continued mix shift to low-end products, as well as pricing incentives offered to accelerate installed base conversions to the ProLiant server line due to post-acquisition product roadmap decisions. Weak economic conditions contributed to the decline in volumes. The decline in volumes was most pronounced in the retiring NetServer line, with ProLiant volumes remaining strong. The revenue decrease in business critical servers for fiscal 2002 was attributable to declines in all of the server categories, including AlphaServers, NonStop servers and UNIX® servers. The revenue decline across the business critical server products reflected the ongoing decline in enterprise capital spending, competitive pricing pressures and weak spending in the telecommunications and financial services industries. Storage revenue declined in fiscal 2002 due to continued weakness in IT spending and declines in UNIX® and industry standard servers, as well as product roadmap modifications in mid- and high-end arrays and tape libraries. Software revenue was impacted unfavorably by the continued decline of enterprise IT spending, weakness in the telecommunications markets and the decision to exit selected middleware products in the third quarter of fiscal 2002.

        Combined company loss from operations as a percentage of net revenue was 0.4% in fiscal 2003 and 4.1% for fiscal 2002 compared to earnings from operations of 2.9% for fiscal 2001. In fiscal 2003, the operating loss improvement of 3.7 percentage points was due to a 2.0 percentage point decrease in operating expenses as a percentage of revenue and a 1.7 percentage point increase in gross margin. Cost savings achieved through workforce reductions and continued cost control measures, offset in part by an unfavorable currency impact, drove the decline in operating expenses as a percentage of revenue in fiscal 2003. The gross margin improvement in the period reflected cost reductions resulting from the Compaq acquisition in the storage and industry standard server businesses, coupled with a product mix shift within business critical servers, storage, and software toward higher-margin products. An unfavorable mix shift from low- and mid-range business critical servers toward lower-margin industry standard servers moderated the gross margin improvements during the period.

        An increase in operating expenses as a percentage of net revenue represented 4.0 percentage points of the 7.0 percentage point decrease in the earnings from operations ratio for fiscal 2002, while a decline in gross margin accounted for the remaining 3.0 percentage point decrease. Although operating expense dollars decreased in fiscal 2002, operating expenses as a percentage of net revenue for the segment increased as the decrease in revenue exceeded the rate of operating expense declines. The increase in the operating expense ratio was moderated by cost control measures and cost savings achieved by the workforce reductions initiated in fiscal 2001. The majority of the gross margin decline in fiscal 2002 was driven by gross margin decreases in industry standard servers and storage. The gross margin deterioration in industry standard servers and storage reflected lower volumes of higher-margin products and competitive pricing pressures. The gross margin decline in industry standard servers also was attributable to obsolescence and unabsorbed fixed costs associated with the wind-down of the NetServer line, as well as a mix shift toward low-end products, offset in part by a relative increase in direct fulfilled business, which has lower delivery costs.

HP Services—Historical Results

	Historical Results
For the following years ended October 31 Dollars in millions
	2003	2002	2001
Net revenue	$12,305	$9,010	$6,114
Earnings from operations	$1,372	$891	$609
Earnings from operations as a percentage of net revenue	11.1%	9.9%	10.0%

        The fluctuations in HPS' year-over-year operating results in fiscal 2003 and in fiscal 2002 were due substantially to the acquisition of Compaq. Although the acquisition of Compaq resulted in an increase in services across all business units in fiscal 2003 and fiscal 2002, our consulting and integration and customer support businesses were impacted unfavorably by the weak demand for IT infrastructure products, the slowdown of enterprise spending and competitive pricing pressures. Our managed services business benefited from the economic pressures faced by our customers in both fiscal years as customers reduced costs by outsourcing their IT infrastructure.

        Earnings from operations as a percentage of net revenue increased in fiscal 2003 as compared to the prior-year period due to expense control measures and workforce reduction initiatives. A shift in revenue mix away from the consulting and integration business, which typically has operating profit ratios lower than the segment average, also contributed to the increase in the earnings from operations ratio. In fiscal 2002, earnings from operations as a percentage of net revenue declined due primarily to weakened demand in the consulting and integration business and lengthened selling cycles and higher pre-sales costs in the managed services business due to a shift toward comprehensive outsourcing contracts. We present a supplementary discussion of HPS' results for fiscal 2003 as compared to fiscal 2002 and fiscal 2002 as compared to fiscal 2001, including trends that impacted historical as well as combined company results, below in the combined company discussion.

HP Services—Combined Company Results

	Combined Company Results
For the following years ended October 31 Dollars in millions
	2003	2002	2001
Net revenue	$12,305	$12,326	$12,802
Earnings from operations	$1,372	$1,369	$1,617
Earnings from operations as a percentage of net revenue	11.1%	11.1%	12.6%

        HPS' combined company net revenue was essentially flat in fiscal 2003 and declined 4% in fiscal 2002. On a constant currency basis, revenue decreased 6% in fiscal 2003. The favorable currency impact in fiscal 2003 was due primarily to the weakening of the dollar against the euro. Foreign currency did not have a material impact on the revenue decline in fiscal 2002. Although overall revenue was essentially flat in fiscal 2003, revenue declined in the consulting and integration business, offset in part by revenue growth in the managed services and customer support businesses. In fiscal 2002, of the overall 4% net revenue decrease, the consulting and integration business accounted for 5.5 percentage points of the decline on a weighted basis, offset in part by the managed services and customer support businesses, which contributed 1.0 and 0.5 percentage points of growth, respectively, on a weighted basis.

        A decline in core consulting and integration services and a decrease in sales of complementary third-party products drove the combined company net revenue decrease in the consulting and integration business in fiscal 2003. The decline in core consulting and integration revenue reflected competitive pricing pressures and weak demand, while the decrease in sales of complementary third-party products resulted from HP's 2002 strategic decision actively to decrease the sales efforts in this area. An increase in new and existing large outsourcing deals, reflecting the ongoing mix shift toward larger comprehensive deals as customers outsourced substantial portions of their IT infrastructure to HP, as well as favorable currency impacts mentioned above, drove the growth in managed services revenue in fiscal 2003. The growth in customer support revenue in fiscal 2003 was due primarily to favorable currency impacts.

        The combined company revenue decline in the consulting and integration business in fiscal 2002 was attributable to a decline in core consulting and integration services and a decrease in sales of complementary third-party products. The decline in consulting and integration revenue reflected weak demand and a slowdown in IT spending, particularly in the telecommunications industry, while the decrease in sales of complementary third-party products resulted from a strategic decision actively to decrease the sales efforts in this area. The growth in managed services revenue in fiscal 2002 was driven by the ongoing mix shift toward larger comprehensive deals and increased business as customers outsourced substantial portions of their IT infrastructure to HP. The growth in customer support revenue was attributable to solid demand for storage services, mission-critical services, network services and Windows®-environment services. Growth in customer support revenue was moderated by slower revenue growth in UNIX® server support, reflecting a decrease in UNIX® server revenue as a result of weak enterprise capital spending.

        Combined company earnings from operations as a percentage of net revenue was 11.1% in each of fiscal 2003 and fiscal 2002 and 12.6% for fiscal 2001. Although the operating profit ratio remained flat in fiscal 2003, operating expenses as a percentage of revenue were favorably impacted by expense control measures and workforce reductions initiated in fiscal 2002, as well as reduced costs reflecting synergies associated with our acquisition of Compaq. A favorable business mix shift away from the consulting and integration business, which typically has an operating profit ratio lower than the segment average, also positively impacted the overall segment operating profit ratio in the period. However, an operating profit ratio decline in the customer support business due to competitive pricing pressures and reduced service levels negatively impacted the fiscal 2003 operating margin. Higher pension and post-retirement costs further unfavorably impacted the overall segment operating profit ratio in fiscal 2003.

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

HP Financial Services—Historical Results

	Historical Results
For the following years ended October 31 Dollars in millions	2003	2002	2001
Net revenue	$1,921	$1,707	$1,453
Earnings (loss) from operations	$79	$(134)	$(169)
Earnings (loss) from operations as a percentage of net revenue	4.1%	(7.9)%	(11.6)%

        HPFS' net revenue includes interest on financing receivables, rental payments on operating leases and sales of equipment after the expiration of associated lease terms. The acquisition of Compaq caused a substantial portion of the year-over-year fluctuations in HPFS' operating results in fiscal 2003 and in fiscal 2002. The acquisition resulted in higher revenue-generating assets; however, the slowdown in lease originations in fiscal 2003 and fiscal 2002 moderated the revenue increases.

        In fiscal 2003, earnings from operations as a percentage of net revenue improved from the prior year due to a significant reduction in bad debt expense coupled with a decline in interest costs as a percentage of revenue. In fiscal 2002, the loss from operations as a percentage of revenue declined from the prior year due to lower bad debt charges. We present a supplementary discussion of HPFS's results for fiscal 2003 as compared to fiscal 2002 and fiscal 2002 as compared to fiscal 2001, including trends that impacted historical as well as combined company results, below in the combined company discussion.

HP Financial Services—Combined Company Results

	Combined Company Results
For the following years ended October 31 Dollars in millions
	2003	2002	2001
Net revenue	$1,921	$2,088	$2,125
Earnings (loss) from operations	$79	$(128)	$(153)
Earnings (loss) from operations as a percentage of net revenue	4.1%	(6.1)%	(7.2)%

        HPFS' combined company net revenue declined 8% in fiscal 2003 and 2% in fiscal 2002. Lower lease originations during fiscal 2003 and fiscal 2002 drove the decreases in revenue in both years. Strengthened credit controls and the ongoing weakness in the global economy resulted in the decreases in lease originations and the related decreases in revenue-generating assets. Decreases in average selling prices of HP products were also a factor in the decrease in lease originations in fiscal 2003. Increased revenue from equipment sales after the expiration of the associated lease terms and other mid-term and end-of-term portfolio activities moderated the revenue decreases in both fiscal years.

        Combined company earnings from operations as a percentage of net revenue was 4.1% in fiscal 2003 compared to losses of 6.1% in fiscal 2002 and 7.2% in fiscal 2001. In fiscal 2003, a reduction in bad debt expense for customer write-offs resulting from strengthened global credit standards and a stronger portfolio resulted in the majority of the operating profit ratio improvement. Lower interest costs as a percentage of revenue also had a positive impact on the ratio. Bad debt write-offs and additions to the allowance were recorded in response to the ongoing economic downturn in each of fiscal 2002 and fiscal 2001. However, these incremental charges were lower in fiscal 2002, resulting in the decrease in the loss from operations ratio.

LIQUIDITY AND CAPITAL RESOURCES

For the following years ended October 31 In millions	2003	2002	2001
Net cash provided by operating activities	$6,057	$5,444	$2,573
Net cash (used in) provided by investing activities	(1,512)	3,118	(561)
Net cash used in financing activities	(1,549)	(1,567)	(1,230)

Increase in cash and cash equivalents	$2,996	$6,995	$782

Cash and Cash Flow

        The information discussed below is presented based on HP's historical results, which includes the results of Compaq for the period beginning on May 3, 2002, the closing date of the acquisition.

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. HP has provided for the United States federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet United States liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

        HP has generated annual cash provided by operating activities in amounts greater than net income (loss) in fiscal 2003, 2002 and 2001, driven mainly by continually improving management of our working capital. Management currently expects that fiscal 2004 cash flows from operations will continue to exceed net income. In addition, management believes that cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund our operating liquidity needs.

        During fiscal 2003, we used net cash provided by operating activities, short- and long-term borrowings and funds from stock exercises under employee stock plans mainly to fund purchases of property, plant and equipment, payments of dividends, repayments of borrowings and repurchases of our common stock. Net cash provided by operating activities also contributed to an increase in our cash and cash equivalents balance of approximately $3.0 billion.

        The increase in net cash provided by operations in fiscal 2003 as compared to fiscal 2002 resulted primarily from higher earnings compared to a loss in fiscal 2002 as well as an increase in accounts payable. Improved management of the payables function and a contract manufacturing transition for some of our laptop products to China contributed to the increase in accounts payable during the period. Increases in inventory, continued severance payments through our restructuring programs, pension contributions and increases in receivables from contract manufacturers partially offset the increases in cash flow provided from operations.

        The increase in net cash provided by operating activities in fiscal 2002 as compared to fiscal 2001 resulted from higher earnings after adjusting for non-cash items such as depreciation and amortization, the non-cash portion of restructuring charges and IPR&D charges. The improvement in cash provided by operating activities also reflected the timing of payments on accounts payable, improved collections of our trade and financing receivables and decreases in inventory. Acquisition-related expenditures, including cash payments for restructuring charges and retention bonuses, partially offset these improvements.

        The change in net cash flows from investing activities from fiscal 2002 to fiscal 2003 and from fiscal 2001 to fiscal 2002 were due primarily to the $3.6 billion of cash acquired in the Compaq acquisition in fiscal 2002, as well as $879 million recorded upon the dissolution of our equity method investment in Liquidity Management Corporation ("LMC"), when it became a wholly-owned subsidiary on November 1, 2001. In addition, net capital expenditures were $1.6 billion in fiscal 2003, $1.3 billion in fiscal 2002 and $1.1 billion in fiscal 2001. Capital expenditure increases in fiscal 2003 related mainly to assets under lease by HPFS to third parties and to continued investment in IPG manufacturing equipment. In fiscal 2002, capital expenditures related primarily to financing assets and manufacturing investments across our businesses. HPFS capital expenditures in fiscal 2003 and fiscal 2002 increased primarily as a result of the acquisition of Compaq in the third quarter of fiscal 2002.

        At October 31, 2001, we held a 49.5% equity interest in LMC, which was accounted for under the equity method of accounting. A third-party investor held the remaining 50.5% equity interest. On November 1, 2001, LMC redeemed the outstanding equity of the third party investor, leaving us as the remaining shareholder of LMC. Accordingly, effective November 1, 2001, the assets, liabilities and results of operations of LMC were included in our Consolidated Financial Statements. At November 1, 2001, the assets of LMC consisted primarily of $879 million of cash and cash equivalents.

        The change in net cash flows used in financing activities in fiscal 2003 as compared to fiscal 2002 was due primarily to a decrease of approximately $2.2 billion in net repayments of notes payable and short-term borrowings, offset in part by a decrease of issuances of long-term debt of $1.8 billion and an increase in repayments of long-term debt of approximately $360 million. The change in net cash flows used in financing activities in fiscal 2002 as compared to fiscal 2001 resulted from an increase in net repayments of approximately $2.7 billion in notes payable and short-term borrowings as well as increases in payments of long-term debt and dividends of approximately $360 million, offset in part by decreases in the amount of stock and convertible notes repurchased of approximately $1.1 billion. Further detail on the changes in financing activities, including stock repurchases and borrowing activity, is provided below.

Performance Metrics

October 31	2003	2002	Increase (Decrease)
Days of sales outstanding	40	42	(2)
Inventory turns	9.8	9.2	0.6

        Trade accounts receivable days of sales outstanding were 40 at October 31, 2003 compared to 42 at October 31, 2002. The decrease resulted from increased effectiveness in collection efforts from both retail and business customers. Annualized inventory turns were 9.8 at October 31, 2003 compared to 9.2 at October 31, 2002. The improvement resulted from active inventory management.

Stock Repurchases

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. In fiscal 2003, we repurchased 39,780,000 shares at an aggregate price of $751 million under our general programs. In fiscal 2002, we repurchased 39,623,000 shares for an aggregate price of $671 million, and in fiscal 2001 we repurchased 45,036,000 shares for an aggregate price of $1.2 billion. In September 2003, the Board of Directors of HP authorized an additional $1.0 billion for future repurchases of its outstanding shares of common stock. In addition, in December 2003 HP conducted a program to repurchase shares held by stockholders with fewer than 100 shares (the "Odd-Lot Program"). Under the Odd-Lot Program, we repurchased 174,000 shares at an aggregate price of $4 million. As of January 8, 2004, we had authorization for remaining future repurchases of approximately $953 million.

Funding Commitments

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $850 million, primarily for employee severance and other employee benefits and facilities costs. Of this amount, $807 million is recorded in part as a short-term liability and in part as a long-term liability on our Consolidated Balance Sheet at October 31, 2003, and $46 million will be expensed in future periods as the costs are incurred or the requirements to record the costs as a liability are met. Cash expenditures related to employee severance under these restructuring plans are expected to be substantially complete by the end of fiscal 2004.

        We made pension and post-retirement contributions of approximately $1.2 billion for fiscal 2003 and estimate that we will contribute approximately $1.0 billion to the pension and post-retirement plans during fiscal 2004. HP's funding policy is to contribute cash to its pension plans so that minimum contribution requirements, as established by local government funding and taxing authorities, are met. In 2003, cash contributions of approximately $390 million and $720 million were made to HP's U.S. and non-U.S. pension plans, respectively. Outside of the U.S., HP made contributions that increased the fair market value of respective plan assets to levels at which all additional minimum liability has been eliminated for non-U.S. entities. In 2004, HP will continue to contribute cash to its global pension plans in amounts that are consistent with local funding requirements and tax considerations.

        We issued approximately 53 million non-transferable contingent value rights ("CVRs") in connection with our acquisition of Indigo that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of October 31, 2003.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, cash flows from operations and both short- and long-term borrowings. We invest excess cash primarily in short-term investments that meet HP's credit rating standards.

Borrowings

October 31 In millions	2003	2002	Increase (Decrease)	Amount Available as of October 31, 2003(1)
Notes payable and short-term borrowings	$1,080	$1,793	$(713)	$9,121
Long-term debt	6,494	6,035	459	3,128

Total short- and long-term debt	$7,574	$7,828	$(254)	$12,249

(1)
Amount available includes amounts remaining available for future borrowings under our lines of credit and commercial paper program as well as amounts registered but unissued under our 2002 Shelf Registration Statement and amounts available for future borrowings under the Euro Medium-Term Note Programme.

        Short- and long-term debt decreased $254 million during fiscal 2003, including the $46 million effect of non-cash items related to foreign currency remeasurement, mark-to-market adjustments and premium and discount amortization. The decrease in notes payable and short-term borrowings was due mainly to the repayment of $5.1 billion under our commercial paper programs, repayment of the short-term portion of long-term debt of approximately $750 million and net repayment of $123 million of additional short-term borrowings, offset in part by $5.0 billion issued under our commercial paper programs. The increase in long-term debt was due mainly to issuance of long-term debt of approximately $750 million, moderated in part by a reclassification to short-term borrowings of $274 million and repayments of long-term debt of approximately $80 million.

Notes Payable and Short-term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, the related average interest rates and amounts remaining available for future borrowings were as follows at January 8, 2004:

	As of January 8, 2004
	Amount Outstanding	Average Interest Rate	Amount Available
	Dollars in millions
Current portion of long-term debt	$117	4.28%	$—
Commercial paper	519	1.76%	3,981
Notes payable to banks, lines of credit and other	455	2.45%	1,986
Credit facilities	—	—	3,000

	$1,091		$8,967

        During fiscal 2003, we issued a total of $2.3 billion of commercial paper at interest rates ranging from 1.09% to 1.59% under our $4.0 billion U.S. commercial paper program that we established in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, issued $2.7 billion of certificates of deposit during fiscal 2003, at local currency interest rates ranging from 0.08% to 4.22%, under a Euro Commercial Paper/Certificate of Deposit Programme that was established in May 2001.

        As a result of the Compaq acquisition and associated credit rating changes, and the satisfaction of other specified conditions, HP's debt of $250 million due to CCF Charterhouse, now HSBC-CCF, became repayable. We repaid this debt on September 29, 2003.

        We also maintain, through various foreign subsidiaries, lines of credit from a number of financial institutions.

        In March 2003, our $2.7 billion 364-day senior unsecured committed borrowing facility expired and was simultaneously replaced by a $1.7 billion 364-day senior unsecured committed borrowing facility. We also have a $1.3 billion three-year credit facility that was established in March 2002 (together, the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary based on HP's external credit ratings. The Credit Facilities are generally available to support the issuance of commercial paper or for other corporate purposes.

Long-term Debt

        Book value of long-term debt and amounts registered but unissued under the applicable registration statement or available for future borrowings under the Euro Medium-Term Note

Programme (in each case, as shown in the Amount Available column) were as follows at January 8, 2004:

	As of January 8, 2004
	Amount Outstanding	Amount Available
	In millions
2002 Shelf Registration Statement	$1,991	$1,000
2000 Shelf Registration Statement	2,806	—
Euro Medium-Term Note Programme	956	2,043
Other, including assumed Compaq debt	798	—

	6,551	3,043
Fair value adjustment related to SFAS No. 133	149	—
Less current portion	(117)	—

	$6,583	$3,043

        At January 8, 2004, we had outstanding long-term debt totaling $6.7 billion, which excludes the fair value adjustment related to SFAS No. 133 of $149 million and discounts on debt issuances totaling $175 million, and includes $117 million due within one year. Of our total long-term debt outstanding, approximately $3.1 billion is due between 2004 and 2006, approximately $2.6 billion is due between 2007 and 2009 and the remainder is due at various dates through 2023. For a description of our outstanding debt, see Note 10 to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

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

        We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit, or in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. Should this occur, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme. In addition, we have the ability at our option to draw upon our senior unsecured credit facilities totaling $3.0 billion.

        The vast majority of total outstanding debt was issued or assumed by HP and not by our financing business, HPFS. However, HPFS is a financial services organization and, like other financial services companies, has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At October 31, 2003, HPFS had approximately $6.6 billion in net financing assets, which include short- and long-term financing receivables and operating lease assets.

Contractual Obligations

        The impact that our contractual obligations as of October 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	In millions
Long-term debt, including current portion(1)	$6,793	$281	$2,886	$2,566	$1,060
Operating lease obligations	2,227	566	786	440	435
Purchase obligations(2)	651	456	90	41	64

Total(3)	$9,671	$1,303	$3,762	$3,047	$1,559

(1)
Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments or bond premiums or discounts.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(3)
Minimum pension funding requirements are not included as such amounts have not been determined. We estimate that we will contribute approximately $1.0 billion to pension and post-retirement plans in fiscal 2004, including minimum pension funding requirements. During fiscal 2003, we made pension and post-retirement contributions of approximately $1.2 billion, of which $330 million represented minimum funding requirements.

        In addition to the contractual obligations noted in the above table, HP also has commitments to fund various activities. See page 51 for a detail of funding commitments.

Completed Acquisitions and Divestitures

        See Note 3 of Notes to Consolidated Financial Statements in Item 8 for a detailed discussion of completed acquisitions and divestitures which have affected our liquidity.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2003, we are not involved in any material unconsolidated SPE transactions.

Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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

If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

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

        Many of the industries in which we compete are characterized by rapid technological advances in hardware performance, software functionality and features; the frequent introduction of new products; short product life cycles; and continual improvement in product price characteristics relative to product performance. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be adequately supported by application software. Our revenue and gross margin also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales of, or result in discounting of, some of our current offerings, offsetting the benefit of even a successful introduction. There may also be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions that must be managed. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates, and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materialize, future demand for our products and services and our results of operations may suffer.

Any failure by us to manage acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.

        As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions in order to further our business objectives, and in many cases, to manage our product and technology portfolios. In order to pursue this strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of acquisitions, strategic alliances, joint ventures and outsourcing deals can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. However, if we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material effect on our revenue and selling, general and administrative expenses.

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

        In fiscal 2003, we acquired Intria, the Select Access identity management assets of Baltimore Technologies plc, Talking Blocks, Inc. and Pipe Beach AG. We also entered into several large outsourcing transactions to manage IT infrastructure and provide related products and services to Ericsson, The Procter & Gamble Company and Telecom Italia Group. At the same time, we continued our integration efforts relating to our fiscal 2002 acquisition of Compaq. We evaluate and enter into other acquisition, alliance, joint venture, outsourcing and divestiture transactions on an ongoing basis. We may not successfully address the challenges associated with these transactions in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of any transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may depend partially upon the actions of employees, suppliers or other third parties.

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

        We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, partners and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses. Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. Even if we do not believe that we or customers indemnified by us are infringing upon third parties' intellectual property rights, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to enter into costly settlement or license agreements, pay costly damage awards or redesign affected products. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. Further, our costs of operations could be affected on an ongoing basis by the imposition of copyright levies or similar fees by rights holders or collection agencies in certain jurisdictions, primarily in Europe. In addition, it is possible that as a consequence of a merger or acquisition transaction third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these agreements.

Economic weakness has affected adversely, and could continue to affect adversely, our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Softened demand for our products and services caused by economic weakness and constrained information technology spending over the past several years has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. In addition, customer financial difficulties have resulted, and could in the future result in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. We have also experienced, and may in the future experience, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic difficulties also have led to restructuring actions and associated expenses and impairment of our investment portfolio. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Terrorist acts, international conflicts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts or acts of war (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and subsequent terrorist attacks in Iraq and other countries have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts or acts of war, including the ongoing military operations in Iraq, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. In addition, as a major multi-national company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue, gross margin and profitability could suffer.

        We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both retail and direct sales to both enterprise accounts and consumers. Since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore profitability. Moreover, our distribution channel mix may limit our willingness or ability to quickly adjust prices and otherwise to respond to pricing changes by competitors. Other distribution risks include alientating channel partners, financial weakness of competitors and inventory management problems, as described below.

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

  •
  natural and medical disasters.

        The factors described above could also disrupt our product and component manufacturing and key suppliers located outside of the United States. HP previously imposed travel restrictions to and from, and quarantines in, certain countries affected by Severe Acute Respiratory Syndrome ("SARS"), and similar medical crises may disrupt manufacturing processes and the economies of affected countries and result in quarantines being imposed in the future. Taiwan also has suffered earthquakes and typhoons, resulting in temporary communications and supply disruptions. In addition, we procure components from Japan, which suffers from earthquakes periodically. Moreover, our Indigo subsidiary has research and development and manufacturing operations located in Israel, which may be subject to disruptions or other problems in light of ongoing regional instability.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake. In addition, some areas, including California and parts of the East Coast and Midwest of the United States, have experienced, and may continue to experience, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly self-insured for losses and interruptions caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, fires, extreme weather conditions and other natural or manmade disasters.

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

        Our quarterly sales have reflected a pattern in which a disproportionate percentage of such quarters' total sales occur toward the end of each quarter, and this trend has become more pronounced in recent periods. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, consumer sales are often stronger in the fourth calendar quarter, and customers may spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Demand during the spring and early summer may also be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Many of the factors that create and affect seasonal trends are beyond our control.

In order to be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and information technology support positions. In particular, hiring and retaining qualified engineers, skilled solutions providers in the IT support business and qualified sales representatives is critical to our future. Competition for experienced management and technical, marketing and support personnel in the IT industry can be intense. Moreover, we implemented retention programs for executives and other key employees in connection with the Compaq acquisition. Although participants in these retention programs have received their payouts, the ultimate effect on employee retention following the expirations of these programs is uncertain. The loss of key employees could have a significant impact on our operations and stock price. We also must continue to motivate employees and keep them focused on HP's strategies and goals, which may be particularly difficult due to morale challenges, including those posed by workforce reductions and the acquisition and integration of Compaq.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

        We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, a substantial majority of HP's employee stock options have had exercise prices in excess of HP's stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have proposed, and are currently considering, changes to United States generally accepted accounting principles that would require HP and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expense to HP.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq acquisition, we announced workforce restructurings as well as reductions through our early retirement programs involving approximately 17,600 employees worldwide. In addition to these workforce reductions, in fiscal 2003 we took a restructuring charge for incremental workforce reductions of 2,300 employees in the second quarter, 4,700 employees in the third quarter and 2,000 employees in the fourth quarter. Hiring in key areas offset some of these workforce reductions. We may have additional workforce reductions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

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

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims if we were to violate or become liable under environmental laws or become non-compliant with environmental permits required at present or former facilities. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We also could face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must now be enacted and implemented by individual European Union governments by August 13, 2004 (such legislation together with the directive, the "WEEE Legislation"), and producers are to be financially responsible under the WEEE Legislation beginning in August 2005. HP's potential liability resulting from the WEEE Legislation may be substantial, but because specific laws, regulations, and enforcement policies will vary significantly among individual European member states, HP cannot currently estimate the extent of HP's existing liability or future expenses resulting from the WEEE Legislation. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

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

  •
  specifying that stockholders may take action only at a duly called annual or special meeting of stockholders and otherwise in accordance with our bylaws and limiting the ability of our stockholders to call special meetings;

  •
  requiring advance notice of stockholder proposals for business to be conducted at meetings of HP stockholders and for nominations of candidates for election to our Board of Directors;

  •
  requiring a two-thirds stockholder vote to amend certain bylaws relating to stockholder meetings, the board of directors and indemnification; and

  •
  controlling the procedures for conduct of Board and stockholder meetings and election, appointment and removal of directors.

        These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management of HP. As a Delaware corporation, HP also is subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all of HP's outstanding common stock.

        Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of HP common stock, and also could affect the price that some investors are willing to pay for HP common stock.

Unanticipated changes in HP's tax rates or exposure to additional income tax liabilities could affect our profitability.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our results of operations. Our risk management strategy with respect to these three market risks includes the use of derivative financial instruments, including forwards, swaps and options, to hedge certain of these exposures. Our objective is to offset gains and losses resulting from these exposures with gains and losses on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. Derivative positions are used only to manage existing underlying exposures of HP. Accordingly, we do not use derivative contracts for speculative purposes.

Foreign currency exchange rate risk

        During the preceding fiscal year, we were exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant to our operations were the euro, the Japanese yen and the British pound for the preceding fiscal year. For most currencies we are a net receiver of foreign currencies and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to those foreign currencies. We have performed a sensitivity analysis as of October 31, 2003 and 2002, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates used were based on market rates in effect at October 31, 2003 and 2002. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in the fair values of our foreign exchange derivative financial instruments, net of exposures, of $96 million at October 31, 2003 and $95 million at October 31, 2002.

Interest rate risk

        During the preceding fiscal year, we were also exposed to interest rate risk related to our debt and investment portfolios and financing receivables. We employ interest rate swaps to hedge the fair values or cash flows associated with our debt and investment instruments. We have performed a sensitivity analysis as of October 31, 2003 and 2002, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve with all other variables held constant. The analysis covers our debt, investment instruments, financing receivables and interest rate swaps. The analysis uses actual maturities for the debt, investments and interest rate swaps and approximate maturities for financing receivables. The discount rates used were based on the market interest rates in effect at October 31, 2003 and 2002. The sensitivity analysis indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt and investment instruments and financing receivables, net of interest rate swap positions, of $7 million at October 31, 2003 and $40 million at October 31, 2002.

Equity price risk

        During the preceding fiscal year, we were also exposed to equity price risk inherent in our portfolio of publicly-traded equity securities, which had an estimated fair value of $97 million at October 31, 2003 and $52 million at October 31, 2002. We monitor our equity investments on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be other-than temporary, the carrying value is reduced to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. However, we may use derivative transactions to hedge certain positions from time to time. We do not hold our equity securities for trading or speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair values of our marketable equity securities of $29 million at October 31, 2003 and $16 million at October 31, 2002.

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

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, on November 1, 2002 the Company changed its method of accounting for goodwill and intangible assets, in 2002 the Company changed its method of depreciation for assets placed in service after May 1, 2002, and on November 1, 2000 the Company changed its method of accounting for revenue recognition.

/s/ ERNST & YOUNG LLP
San Jose, California November 19, 2003

Statement of Management Responsibility

        HP's management is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and other financial information included in HP's 2003 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, and reflect the effects of certain estimates and judgments made by management.

        HP's management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is regularly monitored by direct management review and by internal auditors who conduct an extensive program of audits throughout HP. HP selects and trains qualified people who are provided with, and expected to adhere to, HP's Standards of Business Conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of HP's control system.

        HP's Consolidated Financial Statements as of and for each of the three years in the period ended October 31, 2003 have been audited by Ernst & Young LLP, independent auditors. Their audits were conducted in accordance with auditing standards generally accepted in the United States, and included a review of financial controls and tests of accounting records and procedures as they respectively considered necessary in the circumstances.

        The Audit Committee of the Board of Directors, which is composed of outside directors, meets regularly with management, the internal auditors and the independent auditors to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to both internal and external auditors.

/s/ CARLETON S. FIORINA	/s/ ROBERT P. WAYMAN
Carleton S. Fiorina	Robert P. Wayman
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statement of Operations

For the following years ended October 31 In millions, except per share amounts	2003	2002	2001
Net revenue:
Products	$58,939	$45,969	$38,059
Services	13,657	10,165	6,765
Financing income	465	454	402

Total net revenue	73,061	56,588	45,226

Costs and expenses:
Cost of products	43,689	34,189	28,824
Cost of services	9,959	7,414	4,688
Financing interest	209	189	236
Research and development	3,652	3,369	2,753
Selling, general and administrative	11,012	8,763	6,668
Amortization of purchased intangible assets and goodwill	563	402	174
Restructuring charges	800	1,780	384
Acquisition-related charges	280	701	25
In-process research and development charges	1	793	35

Total costs and expenses	70,165	57,600	43,787

Earnings (loss) from operations	2,896	(1,012)	1,439

Interest and other, net	21	52	171
Net loss on divestitures	—	—	(53)
Losses on investments and other, net	(29)	(75)	(366)
Litigation settlements	—	14	(400)

Earnings (loss) before cumulative effect of change in accounting principle and taxes	2,888	(1,021)	791
Provision for (benefit from) taxes	349	(118)	111

Net earnings (loss) before cumulative effect of change in accounting principle	2,539	(903)	680
Cumulative effect of change in accounting principle, net of taxes	—	—	(272)

Net earnings (loss)	$2,539	$(903)	$408

Basic net earnings (loss) per share:
Net earnings (loss) before cumulative effect of change in accounting principle	$0.83	$(0.36)	$0.35
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.14)

Net earnings (loss)	$0.83	$(0.36)	$0.21

Diluted net earnings (loss) per share:
Net earnings (loss) before cumulative effect of change in accounting principle	$0.83	$(0.36)	$0.35
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.14)

Net earnings (loss)	$0.83	$(0.36)	$0.21

Weighted average shares used to compute net earnings (loss) per share:
Basic	3,047	2,499	1,936

Diluted	3,063	2,499	1,974

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheet

October 31 In millions, except par value	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$14,188	$11,192
Short-term investments	403	237
Accounts receivable, net of allowance for doubtful accounts of $347 and $410 as of October 31, 2003 and 2002, respectively	8,921	8,456
Financing receivables, net of allowance for doubtful accounts of $119 and $150 as of October 31, 2003 and 2002, respectively	2,965	3,453
Inventory	6,065	5,797
Other current assets	8,454	6,940

Total current assets	40,996	36,075
Property, plant and equipment, net of accumulated depreciation of $6,817 and $5,612 as of October 31, 2003 and 2002, respectively	6,482	6,924
Long-term financing receivables and other assets	7,980	7,758
Goodwill	14,894	15,089
Purchased intangible assets	4,356	4,864

Total assets	$74,708	$70,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$1,080	$1,793
Accounts payable	9,285	7,012
Employee compensation and benefits	1,755	2,012
Taxes on earnings	1,599	1,529
Deferred revenue	3,657	3,260
Accrued restructuring	709	1,309
Other accrued liabilities	8,545	7,395

Total current liabilities	26,630	24,310
Long-term debt	6,494	6,035
Other liabilities	3,838	4,103
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 3,043 and 3,044 shares issued and outstanding at October 31, 2003 and 2002, respectively)	30	30
Additional paid-in capital	24,587	24,660
Retained earnings	13,332	11,973
Accumulated other comprehensive loss	(203)	(401)

Total stockholders' equity	37,746	36,262

Total liabilities and stockholders' equity	$74,708	$70,710

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the following years ended October 31 In millions	2003	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$2,539	$(903)	$408
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Losses on investments and other, net	29	75	366
Net loss on divestitures	—	—	53
Cumulative effect of change in accounting principle, net of taxes	—	—	272
Depreciation and amortization	2,527	2,119	1,369
Provision for doubtful accounts—accounts and financing receivables	102	299	438
Provision for inventory	391	280	539
Restructuring charges	800	1,780	384
Acquisition-related charges, including in-process research and development	281	1,494	60
Tax benefit from employee stock plans	24	21	16
Deferred taxes on earnings	(279)	(351)	(970)
Other, net	88	138	(4)
Changes in assets and liabilities:
Accounts and financing receivables	197	899	566
Inventory	(638)	844	557
Accounts payable	2,257	395	(1,249)
Taxes on earnings	53	(357)	(162)
Restructuring	(1,240)	(790)	(264)
Other assets and liabilities	(1,074)	(499)	194

Net cash provided by operating activities	6,057	5,444	2,573

Cash flows from investing activities:
Investment in property, plant and equipment	(1,995)	(1,710)	(1,527)
Proceeds from sale of property, plant and equipment	353	362	435
Purchases of investments	(596)	(351)	(434)
Maturities and sales of investments	875	381	742
Net cash (paid for) acquired through business acquisitions, net of acquisition costs	(149)	3,557	106
Net proceeds from divestitures	—	—	117
Dissolution of an equity investee	—	879	—

Net cash (used in) provided by investing activities	(1,512)	3,118	(561)

Cash flows from financing activities:
(Decrease) increase in notes payable and short-term borrowings	(223)	(2,402)	303
Issuance of long-term debt	749	2,529	904
Payment of long-term debt	(829)	(472)	(290)
Repurchase of zero-coupon subordinated convertible notes	—	(127)	(640)
Issuance of common stock under employee stock plans	482	377	354
Repurchase of common stock	(751)	(671)	(1,240)
Dividends	(977)	(801)	(621)

Net cash used in financing activities	(1,549)	(1,567)	(1,230)

Increase in cash and cash equivalents	2,996	6,995	782
Cash and cash equivalents at beginning of period	11,192	4,197	3,415

Cash and cash equivalents at end of period	$14,188	$11,192	$4,197

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
In millions, except number of shares in thousands	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total
Balance October 31, 2000	1,947,312	$19	$—	$14,097	$93	$14,209
Net earnings	—	—	—	408	—	408
Net unrealized loss on available-for-sale securities	—	—	—	—	(74)	(74)
Net unrealized gain on derivative instruments	—	—	—	—	22	22

Comprehensive income						356

Issuance of common stock in connection with business combinations	19,871	—	840	—	—	840
Issuance of common stock in connection with employee stock plans and other	16,681	—	393	—	—	393
Repurchase of common stock	(45,036)	—	(1,049)	(191)	—	(1,240)
Tax benefit from employee stock plans	—	—	16	—	—	16
Dividends	—	—	—	(621)	—	(621)

Balance October 31, 2001	1,938,828	19	200	13,693	41	13,953
Net loss	—	—	—	(903)	—	(903)
Net unrealized loss on available-for-sale securities	—	—	—	—	(9)	(9)
Net unrealized loss on derivative instruments	—	—	—	—	(61)	(61)
Additional minimum pension liability	—	—	—	—	(379)	(379)
Cumulative translation adjustment	—	—	—	—	7	7

Comprehensive loss						(1,345)

Issuance of common stock in connection with business combinations	1,114,673	11	24,706	—	—	24,717
Issuance of common stock in connection with employee stock plans and other	29,855	—	388	—	—	388
Repurchase of common stock	(39,623)	—	(655)	(16)	—	(671)
Tax benefit from employee stock plans	—	—	21	—	—	21
Dividends	—	—	—	(801)	—	(801)

Balance October 31, 2002	3,043,733	30	24,660	11,973	(401)	36,262
Net earnings	—	—	—	2,539	—	2,539
Net unrealized gain on available-for-sale securities	—	—	—	—	33	33
Net unrealized loss on derivative instruments	—	—	—	—	(48)	(48)
Reduction of minimum pension liability	—	—	—	—	211	211
Cumulative translation adjustment	—	—	—	—	2	2

Comprehensive income						2,737

Issuance of common stock in connection with employee stock plans and other	38,808	—	451	—	—	451
Repurchase of common stock	(39,780)	—	(548)	(203)	—	(751)
Tax benefit from employee stock plans	—	—	24	—	—	24
Dividends	—	—	—	(977)	—	(977)

Balance October 31, 2003	3,042,761	$30	$24,587	$13,332	$(203)	$37,746

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

  Acquisitions

        On May 3, 2002, Hewlett-Packard Company ("HP") acquired all of the outstanding stock of Compaq Computer Corporation ("Compaq"), a leading global provider of information technology ("IT") products, services and solutions, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq stock and the assumption of options based on the same ratio. On March 22, 2002, HP acquired substantially all of the outstanding stock of Indigo N.V. ("Indigo") not previously owned by HP in exchange for HP common stock, options and non-transferable contingent value rights ("CVRs"). On November 1, 2002, HP acquired the remaining outstanding stock of Intria-HP Corporation ("Intria"), in which HP held a 49% equity interest at October 31, 2002. HP has included the results of each of these companies from their respective acquisition dates, in its consolidated results of operations. See Note 3 for further discussion of HP's acquisition activities.

  Principles of Consolidation

        The Consolidated Financial Statements include the accounts of HP and its wholly-owned and controlled majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Use of Estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in HP's financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

        HP adopted EITF 00-21, "Revenue Arrangements with Multiple Deliverables," in the fourth quarter of fiscal 2003. The impact of adopting EITF 00-21 was not material to HP's results of operations.

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

        In the first quarter of fiscal 2003, HP substantially conformed the standard terms and conditions of its sales agreements. This change impacted primarily pre-acquisition Compaq businesses, which had standard sales agreement terms and conditions that generally transferred title and risk of loss to the customer at the point of shipment. Accordingly, revenue was recognized at that time. Under HP's standard terms and conditions of sale, title and risk of loss transfer to the customer at the time product is delivered to the customer, and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain.

        HP reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by HP directly or with HP's distributors and resellers. HP accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time HP recognizes revenue.

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

        HP recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts, ratably over the contractual period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue and costs as services are rendered. HP recognizes revenue from fixed-price consulting arrangements over the contractual period on a proportional performance basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, which are regularly revised during the life of the contact. For fixed-price outsourcing contracts, HP recognizes revenue ratably over the contractual service period and recognizes the costs associated with these contracts as incurred. HP amortizes revenue and costs associated with the transition phase of outsourcing contracts over the contractual service period. Losses on fixed-price contracts are recognized in the period that the loss becomes evident. HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. HP records revenue that is earned and recognized in excess of amounts invoiced on fixed-price contracts as trade receivables.

        Financing

        HP recognizes revenue from the sale of equipment under sales-type leases and direct-financing leases as product revenue at the inception of the lease. HP earns associated financing interest income on an accrual basis under an effective interest method. HP ceases revenue recognition on delinquent accounts which are deemed to be delinquent based upon a number of factors, including customer credit history, number of days past due and the terms of the customer agreement. HP resumes revenue recognition and recognizes any associated deferred revenue when appropriate customer actions are taken to remove accounts from delinquent status. HP recognizes revenue from operating leases on an accrual basis as product revenue as the rental payments become due.

        Multiple Element Arrangements

        When elements such as hardware, software and consulting services are contained in a single arrangement, or in related arrangements with the same customer, HP allocates revenue to each element based on its relative fair value, provided that such element meets the criteria for treatment as a separate unit of accounting. The price charged when the element is sold separately generally determines fair value. In the absence of fair value for a delivered element, HP allocates revenue first to the fair value of the undelivered elements and allocates the residual revenue to the delivered elements. In the absence of fair value for an undelivered element, the arrangement is accounted for as a single unit of accounting, resulting in a delay of revenue recognition for the delivered elements until the undelivered elements are fulfilled. HP limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

  Shipping and Handling

        Costs related to shipping and handling are included in cost of sales for all periods presented.

  Advertising

        Advertising costs are expensed as incurred and amounted to $1.8 billion in fiscal 2003, $1.4 billion in fiscal 2002 and $1.1 billion in fiscal 2001.

  Taxes on Earnings

        HP recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year the differences are expected to reverse. HP records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

  Cash and Cash Equivalents

        HP classifies investments as cash equivalents if the maturity of an investment is three months or less from the purchase date. Interest income was $240 million in fiscal 2003, $241 million in fiscal 2002 and $203 million in fiscal 2001.

  Allowance for Doubtful Accounts

        HP recognizes allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when HP becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

  Inventory

        Inventory is valued at the lower of cost or market, with cost computed on a first-in, first-out basis.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using the straight-line or accelerated methods over the estimated useful lives of the assets. Estimated useful lives are 5 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Equipment held for lease is depreciated over the initial term of the lease to the equipment's estimated residual value.

        HP adopted the straight-line method of depreciation for all property, plant and equipment placed into service after April 30, 2002. Property, plant and equipment placed into service prior to May 1, 2002 continues to be depreciated using accelerated methods for buildings, improvements, and the majority of machinery and equipment and the straight-line method for leasehold improvements and leased equipment. HP believes this change allocates the costs of new property more appropriately in its financial results by better allocating costs of new property over the useful lives of these assets. In addition, the new method more closely conforms to the prevalent practices in the industries in which HP operates. The effect of this change was not material to HP's earnings or financial position for the years ended October 31, 2003 and 2002.

  Goodwill and Indefinite-Lived Purchased Intangible Assets

        Effective November 1, 2002, in connection with the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill and purchased intangible assets with indefinite useful lives are no longer amortized. HP reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, HP compares the fair value of each reporting unit to its carrying value. HP determines the fair value of its reporting units using a combination of the income approach and the market approach. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, HP estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then HP must perform the second step and determine the implied fair value of the reporting unit's goodwill, which is then compared to the carrying value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then HP records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. HP estimates the fair value of these intangible assets using the income approach. HP recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

  Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

        Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from two to ten years.

        Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." HP assesses the fair value of the assets based on the future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, HP reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, comparable market values.

  Capitalized Software

        HP capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, and installation and testing of the software. Capitalized costs are amortized over three years.

  Derivative Financial Instruments

        HP enters into derivative financial instrument contracts to hedge certain foreign currency and interest rate exposures. On November 1, 2000, HP adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The cumulative effect of adopting SFAS No. 133 was not material to HP's Consolidated Financial Statements. See Note 7 for a full description of HP's hedging activities and related accounting policies.

  Investments

        HP's investments consist principally of time deposits, municipal securities, repurchase agreements and other debt securities, as well as equity securities of public and privately-held companies. Investments with maturities of less than one year are classified as short-term investments.

        At October 31, 2003, HP's debt securities and its equity investments in public companies are classified as available-for-sale securities and carried at fair value. In fiscal 2002, debt securities that HP had the ability and intent to hold until maturity were accounted for as held-to-maturity securities and were carried at amortized cost. For the majority of available-for-sale securities, unrealized gains and losses, net of taxes, are recorded in accumulated other comprehensive loss. The remainder of available-for-sale securities are hedged and changes in fair value of these securities are recognized in earnings and offset by gains or losses on the related derivative instruments.

        Equity investments in privately-held companies are generally carried at cost. Equity investments in companies over which HP has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for under the equity method and HP's proportionate share of income or losses is recorded in interest and other, net.

  Losses on investments

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

        The declines in value of certain investments were determined to be other-than-temporary. Accordingly, HP recorded net investment losses, including impairments, on its investments in both publicly-traded and privately-held emerging technology companies of $29 million in fiscal 2003, $106 million in fiscal 2002 and $455 million in fiscal 2001, which are included in losses on investments and other, net on the Consolidated Statement of Operations. Depending on market conditions, HP may incur additional charges on this investment portfolio in the future.

  Concentrations of Credit Risk

        Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash, investments, accounts receivable, financing receivables and derivatives.

        HP maintains cash and cash equivalents, short- and long-term investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographical regions, and HP's policy is designed to limit exposure with any one institution. As part of its cash and risk management processes, HP performs periodic evaluations of the relative credit standing of the financial institutions. HP has not sustained material credit losses from instruments held at financial institutions. HP utilizes forward contracts and other derivative contracts to protect itself from the effects of foreign currency fluctuations. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors and resellers deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances collectively represented 21% of total accounts receivable at October 31, 2003 and 22% at October 31, 2002 and no single customer accounts for more than 10% of total accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. HP generally has experienced longer accounts receivable collection cycles in its emerging markets, in particular Asia-Pacific and Latin America, when compared to its United States and European markets. In the event that accounts receivable collection cycles in these developing markets significantly deteriorate or one or more of HP's larger resellers in these regions fail, HP's operating results could be adversely affected.

  Stock-Based Compensation

        HP applies the intrinsic-value-based method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock-based compensation. Accordingly, HP generally recognizes compensation expense only when it grants options with a discounted exercise price. HP recognizes any resulting compensation expense ratably over the associated service period, which is generally the option vesting term.

        HP has determined pro forma net earnings (loss) and net earnings (loss) per share information as if the fair value method described in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to its employee stock-based compensation. The fair value of stock options and purchase rights under the Hewlett-Packard Company 2000 Employee Stock Purchase Plan ("ESPP") was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended October 31, 2003, 2002 and 2001:

	Stock Options			ESPP
	2003	2002	2001	2003	2002	2001
Risk-free interest rate	3.23%	4.84%	5.10%	1.21%	1.94%	3.97%
Dividend yield	1.8%	1.8%	1.4%	1.9%	1.9%	1.1%
Volatility	35%	39%	39%	47%	54%	54%
Expected life	6 years	7 years	7 years	6 months	6 months	6 months

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the four-year average vesting period of the options and the estimated fair value of the ESPP purchase rights is amortized over the purchase period, subject to modification at the date of purchase. The weighted-average fair value of options granted during the year was $5.15 in fiscal 2003, $8.64 in fiscal 2002 and $12.30 in fiscal 2001. The weighted-average fair value of the ESPP purchase rights was $5.92 in fiscal 2003, $5.81 in fiscal 2002 and $9.88 in fiscal 2001.

        The pro forma effect on net earnings (loss) before cumulative effect of change in accounting principle as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
	In millions, except per share amounts
Net earnings (loss) before cumulative effect of change in accounting principle, as reported	$2,539	$(903)	$680
Add: Stock-based employee compensation included in reported net earnings (loss), net of related tax effects	29	73	107
Less: stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(762)	(787)	(764)

Pro forma net earnings (loss) before cumulative effect of change in accounting principle	$1,806	$(1,617)	$23

Basic net earnings (loss) per share before cumulative effect of change in accounting principle:
As reported	$0.83	$(0.36)	$0.35
Pro forma	$0.59	$(0.65)	$0.01
Diluted net earnings (loss) per share before cumulative effect of change in accounting principle:
As reported	$0.83	$(0.36)	$0.35
Pro forma	$0.59	$(0.65)	$0.01

  Foreign Currency Translation

        HP uses the U.S. dollar predominately as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at end-of-period exchange rates, except for inventory, property, plant and equipment, other assets and deferred revenue, which are remeasured at historical exchange rates. Revenue, cost of sales and expenses are remeasured at average exchange rates in effect during each period, except for those revenue, cost of sales and expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings (loss). Certain foreign subsidiaries designate the local currency as their functional currency and related cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss).

  Comprehensive Income (loss)

        Comprehensive income (loss) includes net earnings (loss) as well as additional other comprehensive income (loss). HP's other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities, unrealized gains and losses on derivative instruments, minimum pension liability and cumulative translation adjustments, all recorded net of tax.

  Reclassifications

        Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. In fiscal 2003, gains from early extinguishment of debt, which were previously reported as an extraordinary item, net of taxes, were reclassified to losses on investments and other, net.

  Recent Pronouncements

        In May 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on HP's results of operations and financial condition.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than HP's second quarter of fiscal 2004. VIES created after January 1, 2004 must be accounted for under the Revised Interpretations. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or revised interpretation's provisions no later than HP's first quarter of fiscal 2004. Non-SPEs created prior to February 1, 2003, should be accounted for under the revised interpretation's provisions no later than HP's second quarter of fiscal 2004. HP has not entered into any material arrangements with VIEs created after January 31, 2003. HP is currently evaluating the effect that the adoption of FIN 46 for VIEs created prior to February 1, 2003 will have on its results of operations and financial condition.

Note 2: Net Earnings (Loss) Per Share

        HP's basic earnings (loss) per share ("EPS") is calculated using net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
	In millions, except per share amounts
Numerator:
Net earnings (loss) before cumulative effect of change in accounting principle	$2,539	$(903)	$680
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	—	—	16

Net earnings (loss) before cumulative effect of change in accounting principle, adjusted	2,539	(903)	696
Cumulative effect of change in accounting principle, net of taxes	—	—	(272)

Net earnings (loss), adjusted	$2,539	$(903)	$424

Denominator:
Weighted-average shares used to compute basic EPS	3,047	2,499	1,936
Effect of dilutive securities:
Dilutive common stock equivalents	16	—	20
Zero-coupon subordinated convertible notes	—	—	18

Dilutive potential common shares	16	—	38

Weighted-average shares used to compute diluted EPS	3,063	2,499	1,974

Basic net earnings (loss) per share:
Net earnings (loss) before cumulative effect of change in accounting principle	$0.83	$(0.36)	$0.35
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.14)

Net earnings (loss)	$0.83	$(0.36)	$0.21

Diluted net earnings (loss) per share:
Net earnings (loss) before cumulative effect of change in accounting principle	$0.83	$(0.36)	$0.35
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.14)

Net earnings (loss)	$0.83	$(0.36)	$0.21

        In fiscal 2003 and 2001, options to purchase 361,784,000 and 147,583,000 shares, respectively, of HP stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective fiscal years, and therefore the effect would have been antidilutive. In addition, conversion of zero-coupon subordinated notes into 7,624,000 shares of stock would have been antidilutive for the year ended October 31, 2003 and therefore is not reflected in diluted EPS for that period. Diluted loss per share for the year ended October 31, 2002 was based only on the weighted-average number of shares outstanding during the period, as the inclusion of options to purchase 459,333,000 shares of HP stock and 7,625,000 of other potentially dilutive securities, principally convertible zero-coupon subordinated notes, would have been antidilutive.

Note 3: Acquisitions and Divestitures

        In accordance with SFAS No. 141 "Business Combinations," HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, beginning on November 1, 2002, goodwill and purchased intangible assets with indefinite useful lives are not amortized but are reviewed annually at the beginning of the fourth fiscal quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Purchased intangible assets with finite lives are amortized on a straight-line basis over their respective useful lives.

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

  Compaq

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq, a leading global provider of information technology products, services and solutions, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq common stock and the assumption of options to purchase Compaq common stock based on the same ratio. In addition, HP assumed certain Compaq stock plans. The acquisition of Compaq has enhanced HP's competitive position in key industries, while strengthening its sales force and relationships with strategic customer bases. The acquisition has enabled HP to focus on strategic product and customer bases, achieve significant cost synergies and economies of scale and improve the results of its combined Enterprise Systems Group, Personal Systems Group and HP Services businesses. Furthermore, these cost savings offer strategic benefits by reducing HP's cost structure in competitive businesses such as personal computers ("PCs"). The acquisition also allows the Imaging and Printing Group to leverage the interrelationship between PC and printer sales and utilize Compaq's direct distribution capabilities. HP derived the exchange ratio in the acquisition from estimates of future revenue and earnings of the combined company assuming completion of the acquisition, and from measuring the relative contributions of each of HP and Compaq to achieving these forecasted results, in addition to measuring the relative ownership of the combined company implied by their contributions. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock with a fair value of approximately $22.7 billion, the assumption of Compaq options to purchase approximately 200 million shares of HP common stock with a Black-Scholes fair value of approximately $1.4 billion and estimated direct transaction costs of $79 million. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days (August 30, August 31, September 4, and September 5, 2001) around the announcement date (September 3, 2001) of the acquisition.

        Based on the independent valuation prepared using estimates and assumptions provided by management, the total purchase price of approximately $24.2 billion at the date of acquisition and through October 31, 2002 was allocated as follows:

In millions
Cash and cash equivalents	$3,615
Accounts receivable	4,305
Financing receivables	1,241
Inventory	1,661
Current deferred tax assets	1,475
Other current assets	1,146
Property, plant and equipment	2,998
Long-term financing receivables and other assets	1,914
Amortizable intangible assets:
Customer contracts and lists, distribution agreements	1,942
Developed and core technology, patents	1,501
Product trademarks	74
Intangible asset with an indefinite life	1,422
Goodwill	14,450
Accounts payable	(2,804)
Short- and long-term debt	(2,704)
Accrued restructuring	(960)
Other current liabilities	(5,933)
Other long-term liabilities	(1,908)
In-process research and development	735

Total purchase price	$24,170

        Certain adjustments were made to goodwill subsequent to the acquisition date and are described in Note 4.

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

        Developed technology, which consists of products that have reached technological feasibility, includes products in most of Compaq's product lines, principally the Compaq Himalaya, ProLiant, Enterprise Storage Array and AlphaServer products. Core technology and patents represent a combination of Compaq processes, patents and trade secrets developed through years of experience in design and development relating to clustering, fault tolerant systems, proprietary Alpha processor architecture and storage area networks. Compaq's technology and products are designed for hardware, software, solutions, fault tolerant business critical solutions, communication products, and desktop and portable personal computers. HP has leveraged and intends to leverage this proprietary knowledge to develop new technology and improved products and manufacturing processes. HP is amortizing the developed and core technology and patents on a straight-line basis over a weighted average estimated useful life of approximately 6 years.

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

  In-process research & development

        Of the total purchase price, $735 million was allocated to IPR&D and was expensed in the third quarter of fiscal 2002. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and for which no future alternative uses exist. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

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

  Deferred compensation

        In accordance with the terms of Compaq's equity-based plans, all of Compaq's outstanding options that were granted prior to September 1, 2001 vested upon Compaq stockholder approval of the acquisition. The intrinsic value of unvested Compaq options of approximately $70 million as of May 3, 2002, which relates to options granted subsequent to August 31, 2001, was allocated to deferred compensation in the purchase price allocation. The deferred compensation is amortized over the remaining vesting period of the options, which was approximately 3.5 years at May 3, 2002. Options assumed in conjunction with the acquisition had exercise prices ranging from $2.63 - $75.31, with a weighted average exercise price of $33.29 and a weighted average remaining contractual life of 7.1 years. Approximately 165 million of the approximately 200 million options assumed were fully vested at May 3, 2002.

  Pro forma results

        The following unaudited pro forma financial information presents the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of the period presented. Due to different historical fiscal period ends for HP and Compaq, the results for the year ended October 31, 2002 combine the historical results of HP for the year ended October 31, 2002 and the historical quarterly results of Compaq for the six months ended March 31, 2002 and for the period from May 3, 2002 (the acquisition date) to October 31, 2002. An adjustment of $162 million was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, that would have been recorded if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of HP that would have been reported had the acquisition been completed as of the beginning of the periods presented, and should not be taken as representative of the future consolidated results of operations or financial condition of HP. Pro forma results were as follows for the year ended October 31, 2002:

In millions, except per share amounts
Net revenue	$72,346
Cost of sales(1)	54,311

Gross margin	18,035
Research and development	3,953
Selling, general and administrative	11,091
Amortization of purchased intangible assets and goodwill	664
Restructuring charges	1,780
Acquisition-related charges	772
In-process research and development charges	793

Loss from operations	(1,018)
Interest and other, net	20
Losses on investments and other, net	(70)
Litigation settlements	14

Loss before taxes	(1,054)
Benefit from taxes	(126)

Net loss	$(928)

Net loss per share:
Basic	$(0.31)

Diluted	$(0.31)

(1)
Cost of products, cost of services and financing interest.

  Indigo

        On March 22, 2002, HP acquired substantially all of the outstanding stock of Indigo not previously owned by HP in exchange for HP common stock and non-transferable CVRs and the assumption of options to purchase Indigo common stock. This acquisition has strengthened HP's printer offerings by adding high performance digital color printing systems. The total consideration for Indigo was $719 million, which included the fair value of HP common stock issued and options assumed to purchase HP stock, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. HP issued approximately 32 million shares of HP common stock, and a consolidated subsidiary of HP issued approximately 53 million CVRs (which HP guaranteed) in connection with this transaction. HP recorded approximately $499 million of goodwill and $153 million of amortizable purchased intangible assets in conjunction with the acquisition and the previous equity investment. HP is amortizing the purchased intangible assets over their estimated useful lives, which range from five to eight years. In addition, HP recorded a pre-tax charge of approximately $58 million for IPR&D at the completion of the acquisition because technological feasibility had not been established and no future alternative uses existed.

        The CVRs issued in conjunction with this acquisition entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of October 31, 2003.

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

  Bluestone and StorageApps

        In January 2001, HP acquired all of the outstanding stock of Bluestone Software, Inc. ("Bluestone") in exchange for HP common stock and Bluestone options assumed to purchase HP stock. In September 2001, HP acquired all of the outstanding stock of StorageApps Inc. ("StorageApps") in exchange for HP common stock and StorageApps options assumed to purchase HP stock. The total consideration for Bluestone was $531 million, and the total consideration for StorageApps was $319 million, each of which included the fair value of HP common stock issued and options assumed, as well as direct transaction costs.

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

        Results of operations for each of the acquired companies are included prospectively from the date of acquisition. Pro forma results of operations reflecting the acquisitions of Intria, Indigo, LMC, Bluestone and StorageApps have not been presented because the results of operations of the acquired companies, either individually or collectively, are not material to HP's results of operations.

  Other Acquisitions

        HP also acquired other companies during fiscal 2003, 2002 and 2001 that were not significant to its financial position or results of operations. HP recorded approximately $1 million of IPR&D related to these acquisitions in fiscal 2003 and 2001. Each of these acquisitions was recorded under the purchase method of accounting.

  Completed Divestitures

        In fiscal 2001, the net loss from divestitures was $53 million, consisting of a $131 million loss on the sale of the VeriFone, Inc. subsidiary, partially offset by a gain of $78 million on the sale of HP's remaining interest in the Ericsson-HP Technology joint venture to Ericsson.

Note 4: Goodwill and Purchased Intangible Assets

        HP adopted SFAS No. 142, effective November 1, 2002, which requires that HP allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. SFAS No. 142 requires impairment testing to be performed initially upon adoption, annually and whenever events and changes in circumstances indicate there may be a potential impairment. HP's reporting units are consistent with its reportable segments identified in Note 18. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit's goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

        The fair value of HP's reporting units was determined using a combination of the income approach and the market approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. Under the market approach, fair value is estimated based on market multiples of revenue or earnings for comparable companies.

        Based on the results of its transitional and annual impairment tests, HP determined that no impairment of goodwill existed as of November 1, 2002 or August 1, 2003. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        In addition to the goodwill impairment testing described above, HP was required to perform transitional and annual impairment tests for its purchased intangible asset with an indefinite life, the Compaq trade name. Based on the results of its transitional and annual impairment tests, HP determined that no impairment of the Compaq trade name existed as of November 1, 2002 or

August 1, 2003. However, future impairment tests could result in a charge to earnings. HP will continue to evaluate the purchased intangible asset with an indefinite life on an annual basis as of the beginning of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        HP also has evaluated the remaining useful lives of its finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. HP determined that no adjustments to the useful lives of its finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted average useful lives of approximately nine years, and developed and core technology, patents and product trademarks, which have weighted average useful lives of approximately six years.

        As previously described in Note 3, HP's purchased intangible assets associated with completed acquisitions at October 31, 2003 and October 31, 2002 are composed of:

	2003
	Gross	Accumulated Amortization	Net
		In millions
Customer contracts, customer lists and distribution agreements	$2,040	$(371)	$1,669
Developed and core technology and patents	1,663	(457)	1,206
Product trademarks	84	(25)	59

Total amortizable purchased intangible assets	3,787	(853)	2,934
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,209	$(853)	$4,356

	2002
	Gross	Accumulated Amortization	Net
		In millions
Customer contracts, customer lists and distribution agreements	$1,998	$(119)	$1,879
Developed and core technology and patents	1,650	(162)	1,488
Product trademarks	84	(9)	75

Total amortizable purchased intangible assets	3,732	(290)	3,442
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,154	$(290)	$4,864

        Amortization expense related to finite-lived purchased intangible assets was $563 million in fiscal 2003, $295 million in fiscal 2002 and $13 million in fiscal 2001.

        Estimated future amortization expense related to purchased intangible assets at October 31, 2003 is as follows:

Fiscal year:	In millions
2004	$561
2005	517
2006	468
2007	403
2008	352
Thereafter	633

Total	$2,934

        Goodwill allocated to HP's reportable segments as of October 31, 2002 and changes in the carrying amount of goodwill for the year ended October 31, 2003 are as follows:

	Imaging and Printing Group	Personal Systems Group	Enterprise Systems Group	HP Services	HP Financial Services	Total
	In millions
Balance at October 31, 2002	$1,532	$2,378	$5,504	$5,520	$155	$15,089
Goodwill acquired during the period	—	—	28	56	—	84
Goodwill adjustment	(24)	(54)	(142)	(54)	(5)	(279)

Balance at October 31, 2003	$1,508	$2,324	$5,390	$5,522	$150	$14,894

        The goodwill adjustment relates to the following: the reversal of $263 million of a valuation allowance previously provided on a deferred tax asset related to a pre-acquisition Compaq U.S. capital loss carryforward, the realization of which was previously uncertain; revisions of $104 million of acquisition-related tax estimates which resulted in an addition to goodwill; and the reduction of the restructuring liability of $120 million associated with the fiscal 2002 and 2001 pre-acquisition Compaq restructuring plans. The reduction of the restructuring liability adjusted original estimates to actual costs incurred at various locations throughout the world.

        If the provisions of SFAS No. 142 had been in effect for all periods presented, HP's net earnings (loss) and net earnings (loss) per share would have been as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
	In millions, except per share amounts
Net earnings (loss):
Net earnings (loss), as reported	$2,539	$(903)	$408
Add back amortization of goodwill, net of taxes	—	107	161

Net earnings (loss), as adjusted	$2,539	$(796)	$569

Basic net earnings (loss) per share:
Net earnings (loss) per share, as reported	$0.83	$(0.36)	$0.21
Add back amortization of goodwill, net of taxes	—	0.04	0.08

Net earnings (loss) per share, as adjusted	$0.83	$(0.32)	$0.29

Diluted net earnings (loss) per share:
Net earnings (loss) per share, as reported	$0.83	$(0.36)	$0.21
Add back amortization of goodwill, net of taxes	—	0.04	0.08

Net earnings (loss) per share, as adjusted	$0.83	$(0.32)	$0.29

Note 5: Restructuring Charges

  Fiscal 2003 Restructuring Plans

        In the second, third and fourth quarters of fiscal 2003, HP's management approved and implemented plans to restructure certain of its operations. These actions included workforce reductions associated with managing HP's cost structure to better align it with current business conditions. The second quarter action also included asset impairments associated with the identification of duplicative assets and facilities (leased or owned) relating to the acquisition of Compaq. The $800 million charge recorded in fiscal 2003 was composed of the following: a $175 million charge for the fourth quarter action, a $342 million charge for the third quarter action, a $235 million charge for the second quarter action and a $48 million adjustment for the fiscal year 2002 actions. All of these actions are discussed in detail below.

        The total cost HP expects to incur for the fourth quarter action is approximately $188 million, of which HP has recorded approximately $175 million. Of the amount HP recorded for the fourth quarter action, $162 million of the charge is associated with severance, early retirement and other employee benefits related to the termination or early retirement of approximately 2,000 employees worldwide across many regions and job classes, including $10 million of non-cash charges. As of October 31, 2003, approximately 600 of these employees had been terminated or placed in the workforce reduction program or had retired and HP had made payments relating to these terminations totaling approximately $20 million. HP expects to pay out the majority of the remaining $132 million relating to severance and other employee benefits by the end of fiscal 2004. The fourth quarter action also included other restructuring charges of $13 million. The remaining costs of approximately $13 million are associated primarily with the cost of vacating duplicative facilities (leased or owned) and contract termination costs, both of which HP anticipates to be substantially settled by the end of fiscal 2004. HP did not record a liability at October 31, 2003 associated with the remaining costs as the components did not meet the recognition criteria of SFAS No. 146.

        HP recorded a restructuring charge of approximately $342 million in connection with its third quarter restructuring plan. The charge for the third quarter action is associated with severance, early retirement and other employee benefits related to the termination or early retirement of approximately 4,700 employees worldwide across many regions and job classes, including $11 million of non-cash charges. As of October 31, 2003, approximately 4,100 of these employees had been terminated or placed in the workforce reduction program or had retired and HP had made payments relating to these terminations totaling approximately $232 million. HP expects to pay out the majority of the remaining $99 million relating to severance and other employee benefits by the end of fiscal 2004.

        The total cost HP expects to incur for the second quarter action is approximately $268 million, of which HP has recorded approximately $235 million. Of this amount, $135 million is associated with severance and other employee benefits related to the termination of approximately 2,300 employees worldwide across many regions and job classes in HP Services, all of whom were terminated or placed in the workforce reduction program in the period in which the plan was approved. Payments for severance and other employee benefits of approximately $127 million have been made through October 31, 2003. HP also recorded approximately $100 million of charges associated with asset impairments, costs of vacating duplicative facilities (leased or owned) and contract termination costs primarily with the Personal Systems Group and the Enterprise Systems Group. The remaining costs of approximately $33 million are associated primarily with the cost of vacating duplicative facilities (leased or owned) and contract termination costs, both of which HP anticipates to be substantially settled by the end of fiscal 2004. HP did not record a liability at October 31, 2003 associated with the remaining costs as the components did not meet the recognition criteria of SFAS No. 146.

        The total amount of costs expected to be incurred associated with the fiscal year 2003 actions by operating segment are as follows:

	Q2'03 Action	Q3'03 Action	Q4'03 Action	Total FY'03 Actions
	In millions
Enterprise Systems Group	$13	$115	$25	$153
Personal Systems Group	27	44	28	99
HP Services	135	117	76	328
Other infrastructure costs	93	66	59	218

Total	$268	$342	$188	$798

        The total amount of costs incurred to date associated with the fiscal year 2003 actions by operating segment are as follows:

	Q2'03 Action	Q3'03 Action	Q4'03 Action	Total FY'03 Actions
	In millions
Enterprise Systems Group	$13	$115	$25	$153
Personal Systems Group	27	44	28	99
HP Services	135	117	76	328
Other infrastructure costs	60	66	46	172

Total	$235	$342	$175	$752

  Prior Years' Restructuring Plans

        In fiscal 2002, HP's management initiated and approved plans to restructure the operations of both the pre-acquisition HP and pre-acquisition Compaq organizations. Consequently, HP recorded approximately $1.8 billion of costs associated with exiting the activities of pre-acquisition HP such as severance, early retirement and other employee benefits, costs of vacating duplicative facilities (leased or owned), contract termination costs, asset impairment charges and other costs associated with exiting activities of HP. The asset impairments were the result primarily of the write-off of goodwill and purchased intangible assets associated with product roadmap decisions made in connection with the Compaq acquisition that led to the elimination of substantially all of the middleware and storage virtualization offerings acquired in fiscal 2001. HP accounted for the cost to restructure its pre-acquisition organization under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and included these costs as a charge to the results of operations for the year ended October 31, 2002. HP recorded approximately $960 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization. HP accounted for the costs to restructure pre-acquisition Compaq under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." HP recognized these costs as a liability assumed in the purchase business combination and included them in the allocation of the cost to acquire Compaq. The severance, early retirement costs, and other employee benefits related to the termination or planned early retirement of 17,600 employees worldwide across many regions, business functions and job classes. As of October 31, 2003, approximately 17,500 employees included in the workforce reduction program had been terminated or had retired and HP had made payments related to the workforce reduction program of approximately $1.2 billion. HP has paid or will pay benefits of approximately $215 million through post-retirement and pension plans for retiring employees. HP expects to pay the majority of the remaining balance of the severance accrual by the end of fiscal 2004. The other related restructuring activities, which consist primarily of contractual obligations such as facility leases, are anticipated to be paid over the life of the related obligation. HP expects that these obligations will be substantially settled by the end of fiscal 2005.

        During fiscal 2003, HP recorded $48 million of additional costs, net of reductions, in estimated severance costs and other employee benefits, asset impairments and other restructuring costs, related to the pre-acquisition HP plan initially recorded in fiscal 2002 as a charge to its results of operations. These charges consisted of the following for the year ended October 31, 2003:

2003
Asset impairment adjustments	$65
Net additions of employee severance and other benefits	32
Adjustments to other restructuring activities	(49)

Total	$48

        Asset impairment adjustments related mainly to buildings vacated as a result of the acquisition. The net addition of employee severance and other employee benefits related primarily to voluntary severance actions that met the criteria for accrual in the third quarter of fiscal 2003, as well as adjustments of original estimates to actual costs incurred at various locations throughout the world. HP adjusted charges in other related restructuring activities as original estimates of lease and contract termination costs were adjusted to actual costs incurred. The remaining balance of fiscal 2002 plans consists of severance and other employee benefits as well as other restructuring activities.

        In fiscal 2001, HP's management approved restructuring actions to respond to the global economic downturn and to improve HP's cost structure by streamlining operations and prioritizing resources in strategic areas of HP's business infrastructure. HP recorded a restructuring charge of $384 million in fiscal 2001 to reflect these actions. The fiscal 2001 charge consisted of severance and other employee benefits related to the termination of approximately 7,500 employees worldwide, across many regions, business functions and job classes, as well as costs related to the consolidation of excess facilities. HP recorded additional restructuring charges of $18 million in fiscal 2002 to reflect adjustments to the expected severance cost of fiscal 2001 restructuring plans. Substantially all of these employees have been terminated and substantially all accrued costs related to severance and other related employee benefits have been paid.

        Additionally, as part of the acquisition of Compaq, HP acquired the remaining obligations of Compaq's existing restructuring plans of $259 million, which were initially recorded in Compaq's 2001 fiscal year. As of October 31, 2003, HP had paid out $115 million related to the acquired Compaq plans. The remaining balance of fiscal 2001 plans consist primarily of other restructuring costs as well as severance and other employee benefits associated with the pre-acquisition Compaq plan. HP expects to settle the majority of the remaining balance of the severance accrual by the end of fiscal 2004. The other related restructuring activities, which consist primarily of contractual obligations such as facility leases, are anticipated to be paid over the life of the related obligations. These obligations will be substantially settled by the end of fiscal 2005.

        During the fourth quarter of fiscal 2003, HP reduced the liability associated with the fiscal 2002 and 2001 pre-acquisition Compaq restructuring plans by reducing the goodwill recorded in connection with this acquisition by $94 million for the fiscal 2002 restructuring plan and $26 million for the fiscal 2001 restructuring plan. The reductions, primarily to estimated severance costs and other employee benefits, adjusted original estimates to actual costs incurred at various locations throughout the world.

  Summary of all Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for fiscal 2003:

	Balance, October 31, 2002	Costs Incurred	Adjustments	Cash Payments	Non Cash Settlements	Goodwill Adjustments	Currency Impact	Balance, October 31, 2003
	In millions
Fiscal 2003 plans:
Employee severance and other employee benefits	$—	$639	$—	$(379)	$(21)	$—	$—	$239
Asset impairments	—	71	—	—	(71)	—	—	—
Other related restructuring activities	—	42	—	(6)	—	—	1	37

Total	—	752	—	(385)	(92)	—	1	276

Fiscal 2002 plans:
Employee severance and other employee benefits	858	—	32	(647)	—	(71)	58	230
Asset impairments	—	—	65	—	(62)	(3)	—	—
Other related restructuring activities	380	—	(49)	(136)	—	(20)	15	190

Total	1,238	—	48	(783)	(62)	(94)	73	420

Fiscal 2001 plans:
Employee severance and other employee benefits	90	—	—	(32)	—	(32)	—	26
Other related restructuring activities	119	—	—	(40)	—	6	—	85

Total	209	—	—	(72)	—	(26)	—	111

Total of all restructuring plans	$1,447	$752	$48	$(1,240)	$(154)	$(120)	$74	$807

        At October 31, 2003 and 2002, HP included the long-term portion of the restructuring liability of $98 million and $138 million, respectively, in other liabilities in the accompanying Consolidated Balance Sheet.

Note 6: Balance Sheet Details

        Balance sheet details were as follows at October 31, 2003 and 2002:

  Inventory

	2003	2002
	In millions
Finished goods	$4,653	$4,130
Purchased parts and fabricated assemblies	1,412	1,667

	$6,065	$5,797

  Other Current Assets

	2003	2002
	In millions
Deferred tax assets—short term	$2,938	$3,309
Other receivables	4,206	2,737
Other current assets	1,310	894

	$8,454	$6,940

  Property, Plant and Equipment

	2003	2002
	In millions
Land	$810	$772
Buildings and leasehold improvements	4,959	4,787
Machinery and equipment	7,530	6,977

	13,299	12,536
Accumulated depreciation	(6,817)	(5,612)

	$6,482	$6,924

        Depreciation expense was $2.0 billion in fiscal 2003, $1.7 billion in fiscal 2002 and $1.2 billion in fiscal 2001.

  Long-Term Financing Receivables and Other Assets

	2003	2002
	In millions
Financing receivables	$2,698	$2,792
Deferred tax assets—long term	2,859	2,210
Other	2,423	2,756

	$7,980	$7,758

  Other Accrued Liabilities

	2003	2002
	In millions
Other accrued taxes	$1,756	$1,402
Warranty	1,413	1,548
Other	5,376	4,445

	$8,545	$7,395

  Other Liabilities

	2003	2002
	In millions
Long term pension and post-employment liability	$2,596	$2,818
Other long-term liabilities	1,242	1,285

	$3,838	$4,103

Note 7: Financial Instruments

  Investments in Debt and Equity Securities

        Investments in held-to-maturity and available-for-sale debt and equity securities were as follows at October 31, 2003 and 2002:

	2003				2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	In millions
Held-to-Maturity Securities (carried at amortized cost):
Time deposits	$—	$—	$—	$—	$114	$—	$—	$114
Other debt securities	—	—	—	—	62	—	—	62

	—	—	—	—	176	—	—	176

Available-for-Sale Securities (carried at fair value):
Debt securities:
Municipal securities	81	—	—	81	132	—	—	132
Repurchase agreements	120	8	—	128	120	10	—	130
Time deposits	216	—	—	216	—	—	—	—
Other debt securities	61	2	—	63	156	8	—	164

Total debt securities	478	10	—	488	408	18	—	426
Equity securities in public companies	35	63	(1)	97	42	21	(11)	52

	513	73	(1)	585	450	39	(11)	478

	$513	$73	$(1)	$585	$626	$39	$(11)	$654

        Other debt securities consist primarily of collateralized notes with banks and corporate debt securities.

        HP estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

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

        In May 2003, HP sold an investment in a debt security with a net book value of $65 million classified as a held-to-maturity security. The proceeds of this sale were used for operating purposes. As the book value of the debt security approximated the market value on the date of sale, the realized loss associated with this sale was immaterial. As a result of this transaction, HP transferred all investments in held-to-maturity securities into available-for-sale securities and the unrealized holding gain or loss was recognized in accumulated other comprehensive income as a separate component of shareholders' equity.

        Contractual maturities of available-for-sale debt securities at October 31, 2003 were as follows:

	Available-for-Sale Securities
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$398	$403
Due in 1-5 years	80	85

	$478	$488

        Proceeds from sales of available-for-sale securities were $588 million in fiscal 2003, $90 million in fiscal 2002 and $17 million in fiscal 2001. The gross realized gains and losses totaled $36 million and $8 million, respectively, in fiscal 2003. Gross realized losses totaled $2 million in fiscal 2002. Gross realized gains totaled $16 million in fiscal 2001. The specific identification method is used to account for gains and losses on available-for-sale securities. A summary of the carrying values and balance sheet classification of all investments in debt and equity was as follows at October 31, 2003 and 2002:

	2003	2002
	In millions
Held-to-maturity debt securities	$—	$112
Available-for-sale debt securities	403	125

Short-term investments	403	237

Held-to-maturity debt securities	—	64
Available-for-sale debt securities	85	301
Available-for-sale equity securities	97	52
Equity securities in privately-held companies and other investments	577	776

Included in long-term financing receivables and other assets	759	1,193

Total investments	$1,162	$1,430

  Derivative Financial Instruments

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, including forwards, swaps and options to hedge certain foreign currency and interest rate exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not use derivative contracts for speculative purposes. HP applies hedge accounting based upon the criteria established by SFAS No. 133, whereby HP designates its derivatives as fair value hedges, cash flow hedges or net investment hedges.

  Fair Value Hedges

        HP enters into fair value hedges to reduce the exposure of its debt and investment portfolios to both interest rate risk and foreign currency exchange rate risk. HP issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. HP then typically uses interest rate swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense and to manage exposure to changes in foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payment obligations and, when the underlying debt is denominated in a foreign currency, exchange of the foreign currency principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed debt to a floating rate or may terminate a previously executed swap if the fixed rate positions provide a more beneficial relationship between assets and liabilities. Similarly, HP may choose not to hedge the foreign currency risk associated with its foreign currency-denominated debt if this debt acts as a natural foreign currency hedge for assets denominated in the same currency. In order to hedge the fair value of certain fixed-rate investments, HP may periodically enter into interest rate swaps that convert fixed interest returns into variable interest returns. For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in earnings in the current period. In September 2002, HP sold an interest rate swap associated with its debt portfolio in response to movements in the interest rate market. The transaction resulted in a premium adjustment of $185 million on the corresponding debt in September 2002, which is being amortized against interest expense over the remaining life of the debt. During fiscal 2003, HP's premium or discount adjustment on its debt portfolio associated with interest rate swap terminations was not material.

  Cash Flow Hedges

        HP uses cash flow hedges to hedge the variability of LIBOR-based interest income received on certain variable-rate investments. HP enters into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns. For interest rate swaps that are designated and qualify as cash flow hedges, changes in the fair values are recorded in accumulated other comprehensive income as a separate component of stockholders' equity and subsequently are reclassified into earnings in the period during which the hedged transaction is recognized in earnings.

        HP uses a combination of forwards and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six months. However, certain leasing revenue-related forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive income as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the ineffective portion of the gain or loss, if any, in other income or expense immediately. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item.

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. For derivative instruments that are designated as net investment hedges, HP records the effective portion of the gain or loss on the derivative instrument in cumulative translation adjustment as a separate component of stockholders' equity. The net gain or loss on net investment hedges included in cumulative translation adjustment was not material in the years ended October 31, 2003 and 2002. HP reports the effective portion of net investment hedges in the same financial statement line item as the changes in value of the hedged item.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt or investment with the change in fair value of the derivative. For interest rate swaps designated as cash flow hedges, HP measures the hedging effectiveness by offsetting the change in the variable leg of the interest rate swaps with the changes in expected interest income received due to the fluctuations in the LIBOR based interest rate. For foreign currency option and forward contracts designated as cash flow or net investment hedges, HP measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized in interest and other, net. As of October 31, 2003, the portion of hedging instruments' gains or losses excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow or net investment hedges was not material in the years ended October 31, 2003, 2002 and 2001. As of October 31, 2003, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of equity of $87 million, net of tax, of which $71 million was expected to be transferred to earnings in the next 12 months along with the earnings effects of the related forecasted transactions. In addition, during fiscal 2003 and 2002 HP did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

        Other derivatives not designated as hedging instruments under SFAS No. 133 consist primarily of forwards used to hedge foreign currency balance sheet exposures and warrants in companies invested in as part of strategic relationships. For derivative instruments not designated as hedging instruments under SFAS No. 133, HP recognizes changes in the fair values in earnings in the period of change. HP recognizes the gains and losses on foreign currency forward contracts used to hedge balance sheet exposures in interest and other, net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offsets these gains and losses. HP recognized net foreign currency exchange losses of $125 million in fiscal 2003, $165 million in fiscal 2002 and $72 million in fiscal 2001, which related primarily to forward points in its hedging contracts.

        HP estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates, and records all derivatives on the balance sheet at fair value. The fair market value of derivative financial instruments and the respective SFAS No. 133 classification on the Consolidated Balance Sheet were as follows at October 31, 2003 and 2002:

	2003
	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$—	$120	$—	$(55)	$65
Cash flow hedges	21	—	(126)	(21)	(126)
Net investment hedges	—	—	(18)	—	(18)
Other derivatives	155	28	(529)	—	(346)

Total	$176	$148	$(673)	$(76)	$(425)

	2002
	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$152	$166	$(14)	$—	$304
Cash flow hedges	29	3	(66)	(14)	(48)
Net investment hedges	—	—	(17)	—	(17)
Other derivatives	91	5	(228)	(33)	(165)

Total	$272	$174	$(325)	$(47)	$74

  Fair Value of Other Financial Instruments

        For certain of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was $7.8 billion at October 31, 2003, compared to a carrying value of $7.6 billion. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

Note 8: Financing Receivables and Operating Leases

        Financing receivables represent sales-type, direct-financing, and operating leases resulting from the marketing of HP's, and complementary third-party, products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets, were as follows at October 31, 2003 and 2002:

	2003	2002
	In millions
Minimum lease payments receivables	$5,902	$6,602
Allowance for doubtful accounts	(210)	(270)
Unguaranteed residual value	446	523
Unearned income	(475)	(610)

Financing receivables, net	5,663	6,245
Less current portion	(2,965)	(3,453)

Amounts due after one year, net	$2,698	$2,792

        Scheduled maturities of HP's minimum lease payments receivable at October 31, 2003 and minimum future rentals on non-cancelable operating leases are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total
	In millions
Scheduled maturities of HP's minimum lease payments receivable (1)	$3,097	$1,694	$781	$207	$115	$8	$5,902
Minimum future rentals on non-cancelable operating leases (1)	690	400	155	10	1	—	1,256

(1)
Actual cash collections may differ due primarily to customer early buy-outs and refinancings.

        Equipment leased to customers under operating leases was $2.1 billion at October 31, 2003 and $1.8 billion at October 31, 2002 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.2 billion at October 31, 2003 and $782 million at October 31, 2002.

Note 9: Guarantees

        In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most third-party guarantees, including loan guarantees such as standby letters of credit. It also clarifies that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on HP's results of operations or financial condition. Additionally, there have been no material impacts to HP's results of operations or financial condition as a result of guarantees issued subsequent to the adoption of FIN 45.

  Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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

        Information regarding the changes in HP's aggregate product warranty liabilities is as follows for the year ended October 31, 2003:

2003
In millions
Product warranty liability at October 31, 2002	$2,157
Accruals for warranties issued	2,233
Adjustments related to pre-existing warranties (including changes in estimates)	(17)
Settlements made (in cash or in kind)	(2,386)

Product warranty liability at October 31, 2003	$1,987

  Deferred Revenue

        HP also offers fixed-price support or maintenance contracts, including extended warranties, to its customers. The change in deferred revenue associated primarily with support or maintenance and similar service contracts was as shown in the table below for the year ended October 31, 2003. HP has not separated extended service revenues from routine maintenance service revenues, as it is not practical to do so.

2003
In millions
Balance at October 31, 2002	$2,372
Additions to deferred revenue	6,753
Recognition of revenue	(6,590)

Balance at October 31, 2003	$2,535

Note 10: Borrowings

  Notes Payable and Short-term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, the related average interest rates and amounts remaining available for future borrowings, were as follows at October 31, 2003 and 2002:

	2003			2002
	Amount Outstanding	Average Interest Rate	Amount Available	Amount Outstanding	Average Interest Rate	Amount Available
	Dollars in millions
Current portion of long-term debt	$281	6.3%	$—	$522	6.8%	$—
Commercial paper	437	2.0%	4,063	537	2.4%	3,963
HSBC-CCF notes	—	—	—	250	6.9%	—
Notes payable to banks, lines of credit and other	362	1.7%	2,058	484	3.3%	2,222
Credit facilities	—	—	3,000	—	—	4,000

	$1,080		$9,121	$1,793		$10,185

        HP established a $4.0 billion U.S. commercial paper program in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, established a $500 million Euro Commercial Paper/Certificate of Deposit Programme in May 2001.

        Notes payable to banks, lines of credit and other include deposits, primarily by banks, of $192 million and $369 million as of October 31, 2003 and 2002, respectively.

        As a result of the Compaq acquisition and associated credit rating changes and the satisfaction of other specified conditions, HP's debt of $250 million due to CCF Charterhouse, now HSBC-CCF, became repayable, and HP paid such debt on September 29, 2003.

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

Euro Medium-Term Note Programme (in each case, as shown in the Amount Available column) were as follows at October 31, 2003 and 2002:

	2003		2002
	Amount Outstanding	Amount Available	Amount Outstanding	Amount Available
	Dollars in millions
2002 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2002 at 5.5%, due July 2007	$996		$995
U.S. dollar Global Notes, issued in June 2002 at 6.5%, due July 2012	498		498
U.S. dollar Global Notes, issued in March 2003 at 3.625%, due March 2008	497		—

	1,991	$1,000	1,493	$1,500

2000 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2000 at 7.15%, due June 2005	1,498		1,497
U.S. dollar Global Notes, issued in December 2001 at 5.75%, due December 2006	997		995
Series A Medium-Term Notes, issued on various dates during fiscal 2001 at various rates, due 2003-2004	60		210
Series A Medium-Term Notes, issued in December 2002 at 3.375%, due December 2005	199		—
Series A Medium-Term Notes, issued in December 2002 at 4.25%, due December 2007	50		—

	2,804	—	2,702	290

Euro Medium-Term Note Programme:
Euro Medium-Term Notes, issued in July 2001 at 5.25%, due July 2006	870	2,128	738	2,262

Other, including assumed Compaq debt:
Medium-Term Notes, assumed from Compaq, issued at 6.2%, matured May 2003	—		300
Medium-Term Notes, assumed from Compaq, issued at 7.65%, due August 2005	300		300
U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017	328		318
Notes payable, issued at various dates in multiple currencies at 4.5%-9.17%, due 2003-2005	218		255
Other	98		136

	944	—	1,309	—

Fair value adjustment related to SFAS No. 133	166		315
Less current portion	(281)		(522)

	$6,494	$3,128	$6,035	$4,052

        HP registered the sale of up to $3.0 billion of debt or global securities ("Global Notes"), common stock, preferred stock, depositary shares and warrants under a shelf registration statement declared effective in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). HP may redeem some or all of the Global Notes, set forth in the table above, and Series B Medium-Term Notes issued under the 2002 Shelf Registration Statement at any time at the redemption prices described in the prospectus supplements relating thereto. As of October 31, 2003, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP also registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement declared effective in March 2000 (the "2000 Shelf Registration Statement"). In May 2001, HP filed a supplement to the 2000 Shelf Registration Statement, which allowed HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issuance (the "Series A Medium-Term Note Program"). HP may redeem some or all of the Global Notes and Series A Medium-Term Notes issued under the 2000 Shelf Registration Statement, as set forth in the table above, at any time at redemption prices described in the prospectus supplements relating thereto. HP will not issue additional securities under the 2000 Shelf Registration Statement.

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

        In 1997, HP issued $2.0 billion face value of zero-coupon subordinated convertible notes due in 2017 (the "LYONs"), convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only. In December 2000, the Board of Directors authorized a repurchase program for the LYONs that allowed HP to repurchase the LYONs from time to time at varying prices. In fiscal 2002, HP repurchased $257 million in face value of the LYONs with a book value of $158 million for an aggregate purchase price of $127 million, resulting in a gain on the early extinguishment of debt of $31 million, which HP included in losses on investments and other, net for the period. HP did not repurchase any LYONs in fiscal 2003 and does not expect to make any further repurchases.

        Aggregate future maturities of the face value of the long-term debt outstanding at October 31, 2003 (excluding the fair value adjustment related to SFAS No. 133 of $166 million and discounts on debt issuances totaling $184 million) are as follows:

	2004	2005	2006	2007	2008	Thereafter
	In millions
Aggregate future maturities of the face value of the long-term debt outstanding at October 31, 2003 (1)	$281	$1,810	$1,076	$2,008	$558	$1,060

(1)
Actual cash payments may differ from scheduled maturities as HP occasionally repurchases its debt prior to maturity based on its assessment of current market conditions and financing alternatives.

        Interest expense on borrowings was $277 million in fiscal 2003, $212 million in fiscal 2002 and $260 million in fiscal 2001.

Note 11: Taxes on Earnings

        The provision for (benefit from) taxes on earnings from continuing operations before cumulative effect of change in accounting principle and taxes was as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
	In millions
U.S. federal taxes:
Current	$(127)	$(768)	$(178)
Deferred	(254)	(1)	(1,008)
Non-U.S. taxes:
Current	533	334	1,239
Deferred	159	202	41
State taxes	38	115	17

	$349	$(118)	$111

        The significant components of deferred tax assets and deferred tax liabilities were as follows at October 31, 2003 and 2002:

	2003		2002
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$430	$—	$1,204	$—
Credit carryforwards	1,241	—	1,352	—
Unremitted earnings of foreign subsidiaries	—	1,764	—	2,044
Inventory	263	133	160	38
Intercompany transactions—inventory	465	—	306	—
Intercompany transactions—excluding inventory	1,215	—	1,805	—
Fixed assets	324	18	300	8
Warranty	579	—	484	2
Employee and retiree benefits	974	51	1,268	273
Accounts receivable	247	21	303	6
Capitalized research and development	1,775	—	849	—
Purchased intangible assets	293	836	134	1,373
Restructuring	231	—	551	—
Equity investments	396	—	423	—
Other	728	299	908	142

Gross deferred tax assets and liabilities	9,161	3,122	10,047	3,886
Valuation allowance	(400)	—	(877)	—

Total deferred tax assets and liabilities	$8,761	$3,122	$9,170	$3,886

        HP recorded gross deferred tax assets of $4.4 billion and gross deferred tax liabilities of $2.3 billion upon the acquisition of Compaq during the fiscal year ended October 31, 2002. The gross deferred tax assets were composed primarily of loss and tax credit carryforwards, capitalized research and development costs and other temporary differences. The gross deferred tax liabilities were composed primarily of provisions made on foreign earnings that were not intended to be indefinitely reinvested and timing differences related to purchased intangible assets. The gross deferred tax assets recorded were reduced by a valuation allowance of $774 million.

        At October 31, 2003, HP had a deferred tax asset of $416 million relating to foreign net operating loss carryforwards. A large portion of the foreign net operating loss carryforwards has no expiration date. HP has provided a full valuation allowance on that portion of the foreign net operating losses which will expire between 2004 and 2012. Foreign tax credit carryforwards of approximately $351 million will expire in 2006 and the remaining $221 million will expire in 2007. Alternative minimum tax credit carryforwards of approximately $439 million have an unlimited carryforward period. Of the $230 million of general business credit carryforwards, approximately $207 million will expire between 2019 and 2023. All carryforwards expire as of October 31 of the year indicated.

        Gross deferred tax assets as of October 31, 2003 and 2002 were reduced by valuation allowances of $400 million and $877 million. At October 31, 2003, HP's valuation allowance was composed primarily of $228 million on foreign net operating loss carryforwards and $92 million on unrealized capital losses. The decrease in the valuation allowance from October 31, 2002 to October 31, 2003 is attributed primarily to a reduction of $263 million related to a pre-acquisition Compaq U.S. capital loss carryforward, which was recorded as a reduction to goodwill; the release of $131 million in valuation allowance for capital loss carryforwards, resulting in a tax benefit; and an addition of $164 million to the valuation allowances due to foreign losses. Of the $400 million in valuation allowances at October 31, 2003, $152 million was related to certain Compaq deferred tax assets existing at the time of the acquisition. In the future, if we determine that the realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of the provision for taxes.

        Tax benefits of $24 million in fiscal 2003, $21 million in fiscal 2002 and $16 million in fiscal 2001 associated with the exercise of employee stock options and other employee stock programs were allocated to stockholders' equity.

        The differences between the U.S. federal statutory income tax rate (benefit) and HP's effective tax rate (benefit) were as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
U.S. federal statutory income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	0.8	6.9	1.5
Lower rates in other jurisdictions, net	(23.9)	(36.0)	(38.1)
Goodwill	—	17.5	6.6
In-process research and development	—	27.2	1.6
Acquisition-related charges	—	7.1	1.8
Divestitures	—	(12.9)	1.1
Research and development credit	(1.9)	(3.9)	(2.6)
Valuation allowance	1.2	16.7	6.2
Other, net	0.9	0.8	0.9

	12.1%	(11.6)%	14.0%

        The domestic and foreign components of earnings (losses) before cumulative effect of change in accounting principle and taxes were as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
	In millions
U.S.	$661	$(3,655)	$(2,481)
Non-U.S.	2,227	2,634	3,272

	$2,888	$(1,021)	$791

        HP has not provided for U.S. federal income and foreign withholding taxes on $14.4 billion of undistributed earnings from non-U.S. and Puerto Rican operations as of October 31, 2003 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. Where excess cash has accumulated in HP's non-U.S. subsidiaries and it is advantageous for business operations, tax or cash reasons, subsidiary earnings are remitted.

        As a result of certain employment actions and capital investments undertaken by HP, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2013. The income tax benefits attributable to the tax status of these subsidiaries are estimated to be $705 million ($ 0.23 per share) in fiscal 2003, $389 million ($0.16 per share) in fiscal 2002 and $457 million ($0.24 per share) in fiscal 2001.

        The Internal Revenue Service ("IRS") has completed its examination of the income tax returns of HP for all years through 1995 and of Compaq for all years through 1997. As of October 31, 2003, the IRS was in the process of examining HP's income tax returns for years 1996 through 2001 and Compaq's tax returns for years 1998 through 2002. HP believes that adequate accruals for HP and Compaq have been provided for all years.

Note 12: Stockholders' Equity

  Authorized Common Stock

        HP's Certificate of Incorporation authorizes 9.6 billion shares of common stock.

  Authorized Preferred Stock

        HP has 300,000,000 authorized shares of preferred stock, of which no shares are outstanding.

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends were $0.32 per share in each of fiscal 2003, 2002 and 2001.

  Employee Stock Purchase Plan

        HP has implemented the Hewlett-Packard Company 2000 Employee Stock Purchase Plan ("ESPP"), that was adopted by HP's Board of Directors and approved by stockholders. The ESPP is a noncompensatory plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Under the ESPP, any regular full-time or part-time employee may contribute up to 10% of base compensation (subject to certain income limits) to the semi-annual purchase of shares of HP's common stock. The purchase price is 85% of the fair market value at certain plan-defined dates. At October 31, 2003, approximately 127,000 employees were eligible to participate and approximately 61,000 employees were participants in the ESPP. In fiscal 2003, employee participants purchased 23,884,000 shares of HP common stock under the ESPP at a weighted-average price of $14 per share. In fiscal 2002, employee participants purchased 18,536,000 shares of HP common stock under the ESPP at a weighted-average price of $14 per share. In fiscal 2001, employee participants purchased 5,868,000 shares of HP common stock under the ESPP at a weighted-average price of $24 per share.

        As of October 31, 2000 employees no longer were permitted to make contributions to the Hewlett-Packard Company Employee Stock Purchase Plan ("the Legacy ESPP"). Under the Legacy ESPP, eligible employees could generally contribute up to 10% of their base compensation to the quarterly purchase of shares of HP's common stock. Employee contributions to purchase shares were partially matched with shares contributed by HP, which generally vested over two years. At October 31, 2003, there were no remaining unvested shares. HP contributed to employees 615,000 matching shares at a weighted-average price of $47 in fiscal 2001 related to shares purchased by employees for the last quarterly purchase period in fiscal 2000. Compensation expense recognized under the Legacy ESPP plan was $29 million in fiscal 2002 and $74 million in fiscal 2001.

  Incentive Compensation Plans

        HP has stock option plans, including principal plans adopted in 2000, 1995 and 1990, as well as various stock option plans assumed through acquisitions, under which stock options are outstanding. The principal plans adopted in 2000, 1995 and 1990 permit options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option is generally equal to the fair market value of HP's common stock on the date the option is granted. The term of options granted in fiscal 2003 is generally eight years, while options granted prior to fiscal 2003 generally had a ten-year term. Under the 2000 Stock Plan and the 1990 and 1995 Incentive Stock Plans, the HR and Compensation Committee of the Board of Directors, in certain cases, may choose to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP did not grant any discounted options in fiscal 2003. HP granted discounted options to purchase 679,000 shares in fiscal 2002 and 4,177,000 shares in fiscal 2001. Options generally vest at a rate of 25% per year over a period of four years from the date of grant, with the exception of discounted options. Discounted options generally may not be exercised until the third or fifth anniversary of the option grant date, at which time such options become fully vested. The cost of the discounted options, determined to be the difference between the exercise price of the option and the fair market value of HP's common stock on the date of the option grant, is expensed ratably over the option vesting period.

        Option activity was as follows for the years ended October 31, 2003, 2002 and 2001:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	Shares in thousands
Outstanding at beginning of year	459,334	$32	217,441	$35	163,125	$36
Granted	71,426	16	66,438	21	65,628	29
Assumed through acquisitions	—	—	202,028	33	5,415	26
Exercised	(14,873)	10	(9,208)	7	(7,610)	11
Forfeited/Cancelled	(16,029)	33	(17,365)	37	(9,117)	41

Outstanding at end of year	499,858	31	459,334	32	217,441	35

Exercisable at year-end	326,829	$34	286,830	$34	84,281	$28

        Information about options outstanding was as follows at October 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
	Shares in thousands
$0-$9.99	7,091	1.5	$8	6,874	$8
$10-$19.99	137,590	6.6	$16	47,038	$16
$20-$29.99	145,266	6.1	$25	101,702	$26
$30-$39.99	87,070	5.7	$35	69,474	$36
$40-$49.99	70,123	5.4	$46	64,312	$45
$50-$59.99	34,247	5.7	$57	20,412	$56
$60 and over	18,471	5.1	$71	17,017	$72

	499,858	5.9	$31	326,829	$34

        Under the 2000 Stock Plan and the 1990 and 1995 Incentive Stock Plans, certain employees were granted cash, restricted stock awards, or both. Cash and restricted stock awards are independent of option grants and are subject to restrictions considered appropriate by the HR and Compensation Committee. The majority of the shares of restricted stock outstanding at October 31, 2003 are subject to forfeiture if employment terminates prior to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. HP had 1,008,000 shares of restricted stock outstanding at October 31, 2003, 1,370,000 shares of restricted stock outstanding at October 31, 2002 and 2,501,000 shares outstanding at October 31, 2001.

        Shares available for option, ESPP and restricted stock grants were 168,951,000 at October 31, 2003, including 42,967,000 shares under the assumed Compaq plans; 248,557,000 at October 31, 2002, including 54,216,000 shares under the assumed Compaq plans; and 283,080,000 at October 31, 2001. All regular employees were considered eligible to receive stock options in fiscal 2003. There were approximately 133,000 employees holding options under one or more of the option plans as of October 31, 2003.

        Compensation expense recognized under incentive compensation plans was $45 million in fiscal 2003, $84 million in fiscal 2002 and $90 million in fiscal 2001.

  Shares Reserved

        HP had 670,929,000 shares of common stock reserved at October 31, 2003 and 713,477,000 shares reserved at October 31, 2002 for future issuance under employee benefit plans and employee stock plans. Additionally, HP had 21,494,000 shares reserved at October 31, 2003 and 2002 for future issuances related to conversions of zero-coupon subordinated notes.

  Stock Repurchase Program

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes purchases in the open market or in private transactions. In fiscal 2003, 39,780,000 shares were repurchased for an aggregate price of $751 million. In fiscal 2002, 39,623,000 shares were repurchased for an aggregate price of $671 million and in fiscal 2001, 45,036,000 shares were repurchased for the aggregate price of $1.2 billion. In September 2003, the Board of Directors of HP authorized an additional $1.0 billion for future repurchases of its outstanding shares of common stock. As of October 31, 2003, HP had authorization for remaining future repurchases of approximately $1.2 billion.

Note 13: Comprehensive Income (Loss)

        The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
	In millions
Net earnings (loss)	$2,539	$(903)	$408
Net unrealized gains (losses) on available-for-sale securities:
Change in net unrealized gains (losses) on available-for-sale securities, net of taxes of $20 in 2003, and tax benefits of $4 in 2002 and $34 in 2001	36	(7)	(58)
Net unrealized gains reclassified into earnings, net of tax benefits of $2 in 2003, $1 in 2002 and $9 in 2001	(3)	(2)	(16)

	33	(9)	(74)

Net unrealized (losses) gains on derivative instruments:
Change in net unrealized (losses) gains on derivative instruments, net of tax benefits of $45 in 2003 and $19 in 2002 and taxes of $31 in 2001	(77)	(41)	64
Net unrealized losses (gains) reclassified into earnings, net of tax benefit of $17 in 2003, and taxes of $12 in 2002 and $18 in 2001	29	(20)	(42)

	(48)	(61)	22

Net change in cumulative translation adjustment	2	7	—
Net change in additional minimum pension liability net of tax benefit of $97 in 2003 and $191 in 2002	211	(379)	—

Comprehensive income (loss)	$2,737	$(1,345)	$356

        The components of accumulated other comprehensive loss, net of taxes, were as follows at October 31, 2003 and 2002:

	2003	2002
	In millions
Net unrealized gains on available-for-sale securities	$43	$10
Net unrealized losses on derivative instruments	(87)	(39)
Cumulative translation adjustment	9	7
Additional minimum pension liability	(168)	(379)

Accumulated other comprehensive loss	$(203)	$(401)

Note 14: Supplemental Cash Flow Information

        Supplemental cash flow information was as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
	In millions
Cash paid for income taxes, net	$464	$139	$1,159
Cash paid for interest	$394	$206	$266
Non-cash transactions:
Net issuances (forfeitures) of common stock for employee benefit plans:
Restricted stock and other	$3	$4	$(8)
Employer matching contributions for 401(k) and employee stock purchase plans	$—	$7	$47
Issuance of common stock and options assumed related to business acquisitions	$—	$24,717	$840

Note 15: Retirement and Post-Retirement Benefit Plans

  General

        Substantially all of HP's employees are covered under various defined benefit and defined contribution pension plans. In addition, HP sponsors medical and life insurance plans that provide benefits to retired U.S. employees. Worldwide pension and post-retirement costs including defined benefit, defined contribution and other post-retirement plans were $1.2 billion in fiscal 2003, $1.0 billion in fiscal 2002 and $392 million in fiscal 2001. Included in the worldwide pension and post-retirement costs were restructuring charges, consisting of net curtailment gains and losses, net settlement gains and losses and special termination benefits of $10 million in fiscal 2003, $319 million in fiscal 2002 and ($38 million) in fiscal 2001 (see Note 5).

  Acquisition of Compaq

        On May 3, 2002, the acquisition date of Compaq, HP assumed responsibility for pension and other post-retirement benefits for current and former pre-acquisition Compaq employees that had qualified under existing pension and other post-retirement plans (each a "Compaq Pension Plan").

  Defined Benefit Pension Plans

        HP sponsors a number of defined benefit plans worldwide, of which the most significant are in the United States. Benefits under most defined benefit pension plans are generally based on pay and years of service. HP also sponsors defined benefit plans under which benefits accrue pursuant to a cash accumulation account formula based upon a percentage of pay plus interest.

        All pre-acquisition Compaq employees in the United States as of December 31, 2002 were permitted to participate in the HP Retirement Plan ("the Retirement Plan"), a defined benefit pension plan which computes benefits based on pay and years of service, subject to eligibility requirements of the Retirement Plan. HP did not grant any prior service credit to the employees who joined the Retirement Plan. Coinciding with this date, the Retirement Plan was closed to employees hired or rehired by HP subsequent to December 31, 2002. For eligible service of U.S. employees through October 31, 2003, the benefit payable under the Retirement Plan is reduced by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan ("DPSP"), which was closed to new participants on October 31, 1993.

        Effective January 1, 2003, the former frozen Compaq defined benefit pension plan, which computes benefits based on a cash accumulation account formula, was opened to provide pension benefits for employees hired or rehired by HP on or after January 1, 2003. Employees hired prior to January 1, 2003 who formerly worked for Digital Equipment Corporation may also have a benefit in this plan, but are not eligible for the ongoing cash balance pay credits.

        The combined status of all U.S. defined benefit pension plans and the DPSP was as follows at October 31, 2003 and 2002:

	2003	2002
	In millions
Fair value of plan assets	$4,221	$3,461
Retirement benefit obligation	$5,559	$5,170

        In fiscal 2003, global capital market performance improved and HP increased contributions to its pension trusts. As a result, HP reduced its additional minimum pension liability by $308 million ($211 million after tax).

  Post-Retirement Benefit Plans

        In addition to providing pension benefits, HP sponsors post-retirement benefit plans providing medical and life insurance benefits to retired employees. Substantially all of HP's U.S. employees as of December 31, 2002 could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Once participating in the medical plan, retirees may choose from managed-care and indemnity options, with their contributions dependent on options chosen and length of service. Employees hired or rehired on or after January 1, 2003 may be eligible to participate in a post-retirement medical plan but must bear the full cost of their particpation.

  Defined Contribution Plans

        HP offers defined contribution plans around the world. The most significant of these plans is the U.S. 401(k) plan. U.S. employees may participate in the HP 401(k) Plan, formerly known as the Tax

Saving Capital Accumulation Plan, which was established as a supplemental retirement program. Beginning February 1, 1998, enrollment in the HP 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Effective May 3, 2002, HP assumed the sponsorship of the Compaq Computer Corporation 401(k) Investment Plan (the "Compaq 401(k) Plan"). Beginning on January 1, 2003, the maximum contribution under the HP 401(k) Plan and the Compaq 401(k) Plan was 50% of an employee's annual eligible compensation subject to certain IRS limitations. Starting July 15, 2003, both plans accepted additional pre-tax "catch-up" contributions of up to 25% of eligible pay, subject to certain IRS limitations, from employees age 50 or older. Under the HP 401(k) Plan, HP matches contributions by employees up to a maximum of 4% of an employee's annual compensation. Upon assumption of the Compaq 401(k) Plan, HP matched employee contributions under that plan up to a maximum of 6% of an employee's annual compensation. Effective January 1, 2003, under the Compaq 401(k) Plan, HP matched contributions by employees up to a maximum of 4% of an employee's annual compensation to align this plan with the HP 401(k) Plan. The pre-tax "catch-up" contributions are not eligible for HP matching contributions. A portion of the matching contribution may be made in the form of HP common stock to the extent an employee elects HP stock as an investment option under either plan. The HP 401(k) Plan and the Compaq 401(k) Plan were combined into a single plan effective January 1, 2004. HP's expense related to the 401(k) programs was $201 million in fiscal 2003, $176 million in fiscal 2002 and $119 million in fiscal 2001.

  Components of Net Pension and Post-Retirement Benefit Costs

        HP's net pension and post-retirement benefit costs were as follows for the years ended October 31, 2003, 2002 and 2001:

	U.S. Defined Benefit Plans			Non-U.S Defined Benefit Plans			Post-Retirement Benefit Plans
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	In millions
Service cost	$284	$220	$198	$168	$108	$93	$46	$26	$18
Interest cost	262	188	96	203	118	91	101	52	27
Expected return on plan assets	(215)	(174)	(105)	(217)	(157)	(136)	(25)	(34)	(47)
Amortization and deferrals:
Actuarial loss (gain)	63	30	(14)	83	14	5	23	(6)	(22)
Prior service cost (benefit)	2	3	3	1	1	2	(2)	(4)	(4)

Net periodic benefit cost	396	267	178	238	84	55	143	34	(28)

Restructuring charges (gains):
Curtailment loss (gain)	—	1	(22)	(6)	(8)	(1)	—	70	(31)
Settlement loss (gain)	—	30	(1)	—	11	16	—	—	—
Special termination benefit	—	194	—	16	—	1	—	21	—

Net restructuring (gains) charges	—	225	(23)	10	3	16	—	91	(31)

Net benefit cost	$396	$492	$155	$248	$87	$71	$143	$125	$(59)

        The funded status of the defined benefit and post-retirement benefit plans was as follows at October 31, 2003 and 2002:

	U.S. Defined Benefit Plans		Non-U.S Defined Benefit Plans		Post-Retirement Benefit Plans
	2003	2002	2003	2002	2003	2002
	In millions
Change in fair value of plan assets:
Fair value—Beginning of year	$2,351	$881	$2,774	$1,528	$317	$381
Addition of plan—Compaq	—	2,000	—	1,387	—	12
Addition/deletion of plans	—	—	400	(49)	—	—
Actual return on plan assets	460	(453)	351	(638)	56	(60)
Employer contributions	488	246	722	456	45	17
Participants' contributions	—	—	31	34	20	13
Benefits paid	(229)	(323)	(111)	(77)	(85)	(46)
Restructuring impact	—	—	—	(16)	—	—
Currency impact	—	—	409	149	—	—

Fair value—End of year	3,070	2,351	4,576	2,774	353	317

Change in benefit obligation:
Benefit obligation—Beginning of year	4,060	1,650	3,725	1,605	1,573	489
Addition of plan—Compaq	—	2,247	—	1,701	—	481
Addition/deletion of plans	22	—	512	(51)	39	—
Service cost	284	220	168	108	46	26
Interest cost	262	188	203	118	101	52
Participants' contributions	—	—	31	34	20	13
Actuarial loss (gain)	9	(116)	110	121	124	357
Benefits paid	(229)	(323)	(111)	(77)	(85)	(46)
Plan amendments	—	—	(3)	1	(211)	122
Restructuring impact	—	194	4	(35)	—	79
Currency impact	—	—	479	200	—	—

Benefit obligation—End of year	4,408	4,060	5,118	3,725	1,607	1,573

Plan assets less than benefit obligation	(1,338)	(1,709)	(542)	(951)	(1,254)	(1,256)
Unrecognized net experience loss	516	815	1,277	1,202	496	417
Unrecognized prior service cost (benefit) related to plan changes	11	13	(9)	(5)	(116)	94
Unrecognized net transition asset	—	—	1	—	—	—

Net (accrued) prepaid amount recognized	(811)	(881)	727	246	(874)	(745)
Contributions after measurement date	—	100	16	17	3	—

Net amount recognized	$(811)	$(781)	$743	$263	$(871)	$(745)

        The net amount recognized for HP's defined benefit and post-retirement benefit plans was as follows at October 31, 2003 and 2002:

	U.S. Defined Benefit Plans		Non-U.S Defined Benefit Plans		Post-Retirement Benefit Plans
	2003	2002	2003	2002	2003	2002
	In millions
Prepaid benefit costs	$—	$—	$1,155	$736	$—	$—
Other assets	—	—	—	6	—	—
Accrued benefit liability	(1,073)	(1,236)	(412)	(594)	(871)	(745)
Accumulated other comprehensive loss	262	455	—	115	—	—

Net amount recognized	$(811)	$(781)	$743	$263	$(871)	$(745)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows at October 31, 2003 and 2002:

	U.S. Defined Benefit Plans		Non-U.S Defined Benefit Plans
	2003	2002	2003	2002
	In millions
Aggregate fair value of plan assets	$3,070	$2,351	$3,323	$2,376
Aggregate projected benefit obligation	$4,408	$4,060	$3,945	$3,388

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows at October 31, 2003 and 2002:

	U.S. Defined Benefit Plans		Non-U.S Defined Benefit Plans
	2003	2002	2003	2002
	In millions
Aggregate fair value of plan assets	$1,973	$2,351	$260	$1,016
Aggregate accumulated benefit obligation	$2,469	$3,257	$574	$1,538

        Plan assets consist primarily of listed stocks and bonds. HP's funding policy is to contribute cash to its pension plans so that minimum contribution requirements, as established by local government funding and taxing authorities, are met.

  Assumptions

        HP used the following assumptions, calculated based on weighted averages, to measure the benefit obligations and to compute the expected long-term return on assets for HP's defined benefit and post-retirement benefit plans for the years ended October 31, 2003, 2002 and 2001. HP amortizes unrecognized gains/losses using a straight line method over the remaining estimated service life.

	2003	2002	2001
U.S. defined benefit plans:
Discount rate	6.5%	6.8%	7.0%
Average increase in compensation levels	4.0%	4.5%	5.8%
Expected long-term return on assets	8.5%	8.5%	9.0%
Non-U.S. defined benefit plans:
Discount rate	5.0%	5.2%	5.2%
Average increase in compensation levels	3.6%	4.0%	4.2%
Expected long-term return on assets	6.9%	6.9%	7.5%
Post-retirement benefit plans:
Discount rate	6.5%	6.8%	7.0%
Expected long-term return on assets	8.5%	8.5%	9.0%
Current medical cost trend rate	11.5%	12.5%	7.8%
Ultimate medical cost trend rate	5.5%	5.5%	5.5%

        The rate of increase in medical costs was assumed to decrease gradually through 2010, and remain at that level thereafter based on actuarial projections and plan provisions for sharing expenses with employees. Assumed health care cost trend rates could have a significant effect on the amounts reported for post-retirement health care plans. A 1.0 percentage point increase in the assumed health care cost trend rates would have increased the total service and interest cost components reported in fiscal 2003 by $38 million and would have increased the post-retirement benefit obligation reported in fiscal 2003 by $222 million. A 1.0 percentage point decrease in the assumed health care cost trend rates would have decreased the total service and interest cost components reported in fiscal 2003 by $30 million and would have decreased the post-retirement obligation reported in fiscal 2003 by $181 million.

Note 16: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was $703 million in fiscal 2003, $566 million in fiscal 2002 and $374 million in fiscal 2001. Sublease rental income was $46 million in fiscal 2003, $17 million in fiscal 2002 and $20 million in fiscal 2001.

        Future annual minimum lease payments and sublease rental income commitments at October 31, 2003 are as follows:

For the years ended October 31:	2004	2005	2006	2007	2008	Thereafter
	In millions
Minimum lease payments	$566	$458	$328	$247	$193	$435
Less: Sublease rental income	(36)	(28)	(26)	(21)	(17)	(70)

Net payments	$530	$430	$302	$226	$176	$365

Note 17: Litigation and Contingencies

  Pending Litigation and Proceedings

        Stevens v. HP (renamed as Erickson v. HP) is an unfair business practices consumer class action filed in the Superior Court of California in Riverside County on July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in 32 additional states. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers over the past four years. The basic factual allegation of these actions is that affected consumers who purchased HP printers received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. In the initial California matter, the court granted summary judgment in HP's favor and denied class certification. In October of 2003, the California appellate court affirmed the lower court's decisions and dismissed plaintiff's appeal. The matter was certified as a class action, however, in North Carolina state court, where it was filed as Hughes v. Hewlett-Packard Company. HP prevailed at the trial of this case, which concluded in September 2003; plaintiffs are seeking a new trial and sanctions in that matter. The litigation is not in trial in other jurisdictions and has been dismissed in five jurisdictions thus far.

        Alvis v. HP is a nationwide defective product consumer class action that was filed in state court in Jefferson County, Texas by a resident of Eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in state court in Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. Compaq has filed a petition for review by the Texas Supreme Court. In June 2003, the Texas Supreme Court agreed to review the certification of a class and heard oral arguments on October 15, 2003. A class certification hearing was held on July 1, 2003 in the Alvis case, and the court granted plaintiffs' motion to certify a nationwide class action. HP has filed an appeal of that certification with the 9th Court of Appeals in Beaumont, Texas. On June 4, 2003, Barrett v. HP and Grider v. Compaq were each filed in state court in Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray, respectively. The plaintiffs in Barrett and Grider seek, among other things, specific performance, declaratory relief, damages and attorneys' fees. The parties are conducting discovery in Barrett. On November 5, 2003, the court heard HP's motion to dismiss Barrett v. HP and Grider v. Compaq, which motion was subsequently denied. On December 22, 2003, the court entered an order staying both the Barrett and Grider cases until the conclusions of the Alvis and LaPray actions. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP has executed an agreement with the Department of Justice tolling the statue of limitations on its investigation until March 1, 2004. HP also continues to provide information to state attorneys general in California and Illinois in response to similar inquiries. HP is cooperating fully with these inquiries.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. The court held a hearing to construe the disputed claims terms in Cornell's patent in April 2003, although no order has since issued. Trial is expected to begin in late 2004.

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. HP has filed a motion to dismiss this action, which was heard on November 6, 2003. The court has not yet issued its decision.

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway is a suit filed in United States District Court for the Eastern District of Texas on December 16, 2002. The suit accuses HP of infringement of three patents related to cache memory: 4,899,275, 4,933,835 and 5,091,846. Intergraph Hardware Technologies Company ("Intergraph") seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. The complaint was served on HP on April 1, 2003. On May 21, 2003, HP answered and counterclaimed for a declaratory judgment that the patents are not infringed by HP, and that the patents are invalid and unenforceable. Intergraph has obtained significant settlements from other defendants relating to similar causes of action. A claim construction hearing is scheduled for March 12, 2004; fact discovery (except willfullness) is scheduled to close on April 21, 2004; and jury selection is scheduled to begin on August 2, 2004. Discovery is ongoing. On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of the following HP patents related to computer aided design: 5,297,541, 4,549,499, 6,105,028 and 4,635,208. On September 6, 2003, the court dismissed HP's original complaint with leave to amend; HP subsequently amended its complaint. A claim construction hearing is scheduled for July 9, 2004, and trial is expected in early 2005. On December 9, 2003, Intergraph filed a motion to transfer this matter to Alabama. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees.

        Initial proceedings are being pursued against HP in certain European Union ("EU") member countries seeking to impose levies upon equipment (such as printers, DVD writers, and multi-function devices) alleging that these devices enable producing private copies of copyrighted materials. Two non-binding arbitration proceedings instituted in June 2001 and June 2002, respectively, were brought in Germany before the arbitration board of the Patent and Trademark Office. VerwertungsGesellschaft Wort, a collection agency representing certain copyright holders, brought the proceedings against HP, which relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany relating to multi-function devices and printers that allegedly enable the production of copies by private persons. A non-binding proposal was presented in the proceeding relating to multi-function devices, which was rejected by HP, and the other matter is still pending. In April 1998, Auvibel s.c.r.l., a Belgian collection agency, filed an appeal of a judgment in HP's favor with the Court of Appeal in Brussels relating to a dispute as to whether and to what extent copyright levies should be imposed upon CD-writers and CD media. The case has been removed from the court's list of pending cases, without prejudice to the parties' right to reinstate the matter. In April 2001, the Organization for the Collective Management of Works of Literature, the Organization for the Collective Management of Works of Plastic Arts and their Applications and the Organization for the Collective Management and Protection of Intellectual Property of Photographers brought five proceedings against HP Hellas and Compaq Computer E.P.E. in Greece relating to whether a levy of 2% should be payable upon computer products, including central processing units, monitors, keyboards, mice, diskettes, printers, scanners and related items in accordance with Greek copyright law, before its amendment in September 2002. These proceedings are pending before the Court of First Instance of Athens or before the Court of Appeal of Athens. The levies, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        HP v. EMC Corporation ("EMC") is a suit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accuses EMC of infringing seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. On July 21, 2003, EMC filed its answer and a cross-claim asserting, among other things, that numerous HP storage and printer products infringe six EMC patents. A hearing to construe the disputed claims terms of the patents is scheduled for April 5, 2004, and discovery is ongoing. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement. In April 2002, EMC filed an unfair trade practice proceeding against Hitachi and Hitachi Data Systems in the United States International Trade Commission and also filed a parallel infringement lawsuit against Hitachi and Hitachi Data Systems in the United States District Court in Worcester, Massachusetts alleging infringement of six EMC patents. EMC filed suit against HP in United States District Court in Worcester, Massachusetts on September 30, 2002, alleging that certain HP storage products built on hardware sourced from Hitachi Data Systems Corporation and its parent, Hitachi, Ltd. (together, "Hitachi") infringed the same six patents that EMC was asserting against Hitachi. The suit sought a permanent injunction as well as unspecified monetary damages for patent infringement. On June 20, 2003, after EMC and Hitachi had entered into a global settlement agreement, release and cross-license, the parties filed a joint motion to dismiss the suit without prejudice. EMC also filed suit against StorageApps, a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of five EMC patents relating to storage devices, and sought a permanent injunction as well as unspecified monetary damages for patent infringement. On June 20, 2003, EMC filed an amended complaint that omitted two of the five patents originally asserted. On July 21, 2003, HP filed a motion for partial summary judgment of non-infringement of the two omitted patents. On October 24, 2003, the court denied HP's motion for partial summary judgment, holding that EMC's conditional covenant not to sue made the issue of validity of the two patents moot. The court held a hearing to construe the disputed claims terms of EMC's three remaining patents in this suit on July 21-22, 2003, and issued its claim construction ruling on September 12, 2003. Discovery is ongoing, and trial is scheduled to begin on May 3, 2004.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in state court in Madison County, Illinois alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs claim that their lawsuit should be treated as a nationwide class action. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs. A class action certification hearing has been scheduled for April 29 in the HP case. No hearing has been scheduled for the Compaq case, although the case is set for trial on October 4, 2004. Motions to dismiss the cases were filed by HP and Compaq in each action, but have been denied by the court. HP and Compaq have also filed forum non conveniens motions, which are pending.

        In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into OEM activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP is cooperating fully with this inquiry.

        The Government of Canada is conducting cost audits of certain contracts between Public Works and Government Services Canada and each of Compaq Canada Corp. and Hewlett-Packard (Canada) Co. relating to services provided to the Canadian Department of National Defence. Compaq Canada Corp. was combined with Hewlett-Packard (Canada) Co. following the acquisition of Compaq by HP. The cost audits began following a notice from the Government of Canada dated August 1, 2003. The Government of Canada has indicated that it believes it may have been overcharged under the contracts, that it may not have received value for certain items billed under the contracts, or both. It has requested supporting documentation for certain invoices submitted by HP in connection with this audit. Pending completion of its audit, the Government of Canada has declined to pay outstanding receivables under the contracts at this time. HP is cooperating fully with the audit and has conducted its own inquiry into the contracts.

        In March 2003, the Korea Fair Trade Commission ("the Commission") commenced an investigation of the Korean printing and supplies market. The Commission contacted HP requesting information on the printing systems business. A hearing may be held in early 2004. HP is cooperating fully with this inquiry.

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of patent, commercial, securities, employment and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," HP makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

  Environmental

        HP is party to, or otherwise involved in, proceedings brought by United States or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA. HP is also conducting environmental investigations or remediations at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments. The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. Historically, environmental costs have not been material to our operations or financial position.

  Litigation Settlement

        On June 4, 2001, HP and Pitney Bowes Inc. ("Pitney Bowes") announced they had entered into agreements that resolved all pending patent litigation between the parties without admission of infringement and, in connection therewith, HP paid Pitney Bowes $400 million on June 7, 2001. In addition, the companies entered into a technology licensing agreement and expect to pursue business and commercial relationships. The litigation related to Pitney Bowes' claims that HP LaserJet printers infringed Pitney Bowes' character edge smoothing patent, and HP's claims that Pitney Bowes copiers, fax machines, document management software and a postal metering machine infringed HP's patents.

Note 18: Segment Information

  Description of Segments

        HP is a leading global provider of information technology products, solutions and services to consumers and businesses. HP's offerings span IT infrastructure, personal computing and access devices, global services and imaging and printing.

        As of October 31, 2003, HP organized its operations into six business segments: the Imaging and Printing Group, the Personal Systems Group, the Enterprise Systems Group, HP Services, HP Financial Services and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments disclosed in this Form 10-K are based on this organizational structure and information reviewed by HP's management to evaluate the associated business group results. In the first quarter of fiscal 2003, HP reorganized some of its minor product and cross-functional organizations and reclassified the aggregated operating results of these functions from its previous business segments to a new Corporate Investments segment. Segment financial data for the years ended October 31, 2002 and 2001 has been restated to reflect this organizational change. Changes to this organizational structure may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment follows.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, a range of handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the HP e-PC and Compaq Evo desktop series, Evo notebook PCs as well as the Compaq Tablet PC. Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as the HP Media Center PC. Workstations are provided for UNIX®-, Windows®- and Linux-based systems. Handheld computing devices include the iPAQ series of products that run on Pocket PC software. Digital entertainment systems include DVD+RW drives as well as digital entertainment center products. Post-acquisition product roadmap decisions included the discontinuance of the Vectra desktop services, the Armada and Omnibook notebook PC series and Jornada handheld products.

  •
  Enterprise Systems Group provides servers, storage and software solutions. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on the HP-UX operating system, Itanium®-based servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products for business critical solutions. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run on the Windows®, Linux and Novell Inc. operating systems. HP's StorageWorks offerings include: entry-level, mid-range and enterprise arrays, storage area networks (SAN), network attached storage (NAS), storage management software and intelligent fabric technologies, as well as tape drives, tape libraries and optical archival storage. Adaptive management software offerings include HP OpenView and other management offerings. Telecommunications software includes HP OpenCall and HP OpenView TeMIP solutions. Post-acquisition product roadmap decisions included the discontinuance of the NetServer line as well as transition from certain tape library storage products.

  •
  HP Services provides a portfolio of IT services including customer support, consulting and integration, and managed services. In collaboration with HP's Enterprise Systems Group, HP Services teams with software and networking companies and local systems integrators to bring solutions to HP's customers. Customer support provides a range of services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. Customer support also manages the delivery of warranty support through its own service organization, as well as through authorized resellers. Consulting and integration services help customers measure, assess and maintain the link between business and IT; design and integrate the customers' environments into a more adaptive infrastructure; and align, extend and manage applications and business processes. Consulting and integration provides cross-industry solutions in areas such as supply chain, business portals, messaging and security. Managed services offers IT management services including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services and application services, as well as business continuity and recovery services.

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

  Segment Revenue and Earnings (Loss) from Operations

        Intersegment net revenue and earnings from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available to comparable external customers and are primarily related primarily to intercompany sales of products to HP Financial Services for leasing transactions.

        A significant portion of each segment's expenses arises from the costs of maintaining shared services and other infrastructure costs that HP allocates to its segments. These expenses include costs of employee benefits, real estate, insurance services, information technology services, treasury and certain legal, accounting and other corporate and infrastructure costs which are maintained at the corporate level in order to realize economies of scale and to use resources efficiently. In the first quarter of fiscal 2003, HP revised its methodology for shared services and infrastructure and began allocating to the segments all company performance bonus expense, including the previously unallocated amount by which actual bonus expense differs from the targeted amount. In addition, HP no longer distributes to the segments certain corporate governance-related costs including internal audit, government affairs and other executive office functions. HP believes these changes in its expense distribution methodology result in a better reflection of the use of services provided to or benefits received by the segments. Segment financial data for the years ended October 31, 2002 and 2001 have been restated to reflect these changes.

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

        Selected financial information for each reportable segment was as follows for the years ended October 31, 2003, 2002 and 2001:

	Imaging and Printing Group	Personal Systems Group	Enterprise Systems Group	HP Services	HP Financial Services	Corporate Investments	Total
	In millions
2003:
Total net revenue	$22,623	$21,228	$15,379	$12,305	$1,921	$345	$73,801

Earnings (loss) from operations	$3,570	$19	$(54)	$1,372	$79	$(161)	$4,825

2002:
Total net revenue	$20,406	$14,706	$11,146	$9,010	$1,707	$284	$57,259

Earnings (loss) from operations	$3,346	$(241)	$(656)	$891	$(134)	$(232)	$2,974

2001:
Total net revenue	$19,492	$10,094	$8,081	$6,114	$1,453	$522	$45,756

Earnings (loss) from operations	$2,091	$(157)	$78	$609	$(169)	$(302)	$2,150

        The reconciliation of segment information to HP consolidated totals was as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
	In millions
Net revenue:
Total segments	$73,801	$57,259	$45,756
Elimination of intersegment net revenue and other	(740)	(671)	(530)

Total HP consolidated	$73,061	$56,588	$45,226

Earnings (loss) before cumulative effect of change in accounting principle and taxes:
Total segment earnings from operations	$4,825	$2,974	$2,150
Acquisition-related inventory write-downs	—	(147)	—
Corporate and unallocated costs, and eliminations	(285)	(163)	(93)
Restructuring charges	(800)	(1,780)	(384)
In-process research and development charges	(1)	(793)	(35)
Acquisition-related charges	(280)	(701)	(25)
Amortization of purchased intangible assets and goodwill	(563)	(402)	(174)
Interest and other, net	21	52	171
Net loss on divestitures	—	—	(53)
Losses on investments and other, net	(29)	(75)	(366)
Litigation settlements	—	14	(400)

Total HP consolidated	$2,888	$(1,021)	$791

        Assets are allocated to the individual segments based on the primary segments benefiting from the assets. Certain assets, such as deferred tax assets, which cannot be directly attributable to a segment, are allocated based on certain drivers. Corporate and unallocated assets are composed primarily of cash and cash equivalents and short-term investments. Total assets by segment and the reconciliation of segment assets to HP consolidated total assets was as follows for the years ended October 31, 2003 and 2002:

	2003	2002
	In millions

Imaging and Printing Group	$13,819	$12,272
Personal Systems Group	10,379	9,986
Enterprise Systems Group	15,006	15,555
HP Services	12,700	12,436
HP Financial Services	7,901	8,540
Corporate Investments	228	129
Corporate and unallocated assets	14,675	11,792

Total HP consolidated	$74,708	$70,710

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any period presented.

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, were as follows for the years ended October 31, 2003, 2002 and 2001:

	2003	2002	2001
	In millions
Net revenue:
U.S.	$29,218	$23,302	$18,833
Non-U.S.	43,843	33,286	26,393

Total	$73,061	$56,588	$45,226

        Net property, plant and equipment, classified by major geographic areas in which HP operates, were as follows as of the years ended October 31, 2003 and 2002:

	2003	2002
	In millions
Net property, plant and equipment:
U.S.	$3,693	$4,158
Non-U.S.	2,789	2,766

Total	$6,482	$6,924

        Net revenue by geographic area is based upon the sales location which predominately represents the customer location.

        No single country outside of the United States represented more than 10% of HP's total net revenue in any period presented. No single country outside of the United States represented 10% or more of HP's total net assets in any period presented, with the exception of Belgium, which held 10% of net assets at October 31, 2003. No single country outside of the United States represented more than 10% of HP's total net property, plant and equipment in any period presented. HP's long-lived assets other than goodwill and purchased intangible assets, which are not allocated to specific geographic locations as it is impracticable to do so, are composed principally of net property, plant and equipment.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Quarterly Summary(1)

(Unaudited)

For the following three-month periods ended In millions, except per share amounts	January 31	April 30	July 31	October 31
2003
Net revenue(2)	$17,877	$17,983	$17,348	$19,853
Cost of sales(2)(3)	13,141	13,103	12,809	14,804
Earnings from operations	879	643	301	1,073
Net earnings	721	659	297	862
Net earnings per share:(4)
Basic	$0.24	$0.22	$0.10	$0.28
Diluted	$0.24	$0.22	$0.10	$0.28
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange ("NYSE"):
Low	$14.85	$15.00	$16.55	$19.26
High	$20.85	$18.44	$23.52	$22.31
For the following three-month periods ended In millions, except per share amounts	January 31	April 30	July 31	October 31
2002
Net revenue(2)	$11,383	$10,621	$16,536	$18,048
Cost of sales(2)(3)	8,356	7,595	12,461	13,380
Earnings (loss) from operations	625	414	(2,476)	425
Net earnings (loss)	484	252	(2,029)	390
Net earnings (loss) per share:(4)
Basic	$0.25	$0.13	$(0.67)	$0.13
Diluted	$0.25	$0.13	$(0.67)	$0.13
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the NYSE:
Low	$16.89	$16.96	$11.52	$11.16
High	$23.53	$22.04	$20.50	$15.80

Notes:

(1)
Certain reclassifications have been made to prior quarter balances in order to conform to the current presentation.

(2)
Gross margin is calculated as net revenue less cost of sales.

(3)
Cost of products, cost of services and financing interest.

(4)
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

ITEM 9A. Controls and Procedures.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        Information regarding directors of HP who are standing for reelection is set forth under "Election of Directors" in HP's Notice of Annual Meeting of Shareowners and Proxy Statement to be filed within 120 days after HP's fiscal year end of October 31, 2003 (the "Proxy Statement"), which information is incorporated herein by reference.

        The names of the executive officers of HP and their ages, titles, and biographies as of the date hereof are set forth below.

Executive Officers:

Carleton S. Fiorina; age 49; Chairman and Chief Executive Officer.

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

Ann O. Baskins; age 48; Senior Vice President, General Counsel and Secretary.

        Ms. Baskins was elected Senior Vice President in 2002 after serving as Vice President since November 1999. She has served as General Counsel responsible for worldwide legal matters since January 2000. She has served as Secretary since 1999 and served as Assistant Secretary from 1985 to 1999.

Peter Blackmore; age 56; Executive Vice President, Enterprise Systems Group.

        Mr. Blackmore was elected Executive Vice President, Enterprise Systems Group in 2002 in connection with the Compaq acquisition. Mr. Blackmore will head the Customer Solutions Group, which we intend to form to strengthen and unify our sales force for enterprise, public sector and small and medium sized business customers. Prior to the close of the Compaq acquisition, Mr. Blackmore served as Executive Vice President, Worldwide Sales and Services of Compaq since 2000. Prior to that time, Mr. Blackmore served as Senior Vice President, Sales and Services earlier in 2000, and Senior Vice President, Sales and Marketing from 1999 to 2000. Mr. Blackmore joined Compaq in 1991 as Manager, Major Accounts Marketing, Europe, and served in a number of senior sales and marketing positions.

Gilles Bouchard; age 43; Executive Vice President and Chief Information Officer.

        Mr. Bouchard was elected Executive Vice President and Chief Information Officer in January 2004. From May 2002 to December 2003, he was Senior Vice President of Imaging and Printing Group Operations. From March 2001 to May 2002, he was Vice President and General Manager of HP's Business Customer Operations. Mr. Bouchard also served as Vice President of Worldwide Operations for HP's Personal Computing Organization from December 1999 to March 2001, and from June 1998 to December 1999 he was General Manager for the Pavilion home PC business in the Americas.

Debra L. Dunn; age 47; Senior Vice President, Corporate Affairs.

        Ms. Dunn was elected Senior Vice President in 2002 after serving as Vice President since November 1999. She previously held the position of General Manager of the Executive Council from 1998 to 1999.

Jon E. Flaxman; age 46; Senior Vice President and Controller.

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

Allison Johnson; age 42; Senior Vice President, Global Brand and Communications.

        Ms. Johnson was elected Senior Vice President in 2002. Ms. Johnson has served as Vice President, Brand and Communications at HP since January 2001. From January 2000 to January 2001, Ms. Johnson was Director, Brand and Communications. From January 1999 to January 2000, Ms. Johnson was Director of Marketing Communications for HP's Enterprise Systems Division. From January 1998 to January 1999, she was Director, Corporate Communications at Netscape Communications Corp.

Vyomesh Joshi; age 49; Executive Vice President, Imaging and Printing Group.

        Mr. Joshi was elected Executive Vice President in 2002 after serving as Vice President since January 2001. He became President of the Imaging and Printing Group in February 2001. Mr. Joshi also served as Chairman of Phogenix Imaging LLC, a joint venture between HP and Kodak, until May 14, 2003, when Phogenix was dissolved. Since 1989, he has held various management positions in the Imaging and Printing Group. From 1999 to 2000, he was Vice President and General Manager of Inkjet Systems.

Richard H. Lampman; age 58; Senior Vice President of Research, Director, HP Laboratories.

        Mr. Lampman was elected Senior Vice President in 2002. He has served as the director of HP Labs since 1999. Mr. Lampman has held various positions with HP since 1971 when he joined HP.

Catherine A. Lesjak; age 45; Senior Vice President and Treasurer.

        Ms. Lesjak was elected Senior Vice President and Treasurer in 2003. From May 2002 to July 2003, Ms. Lesjak was Vice President of Finance for Enterprise Marketing and Solutions and Vice President of Finance for the Software Global Business Unit. From June 2000 to May 2002, Ms. Lesjak was controller for the Software Solutions Organization. From September 1998 to September 2000, Ms. Lesjak served as controller and credit manager for the Commercial Customer Organization.

Ann M. Livermore; age 45; Executive Vice President, HP Services.

        Ms. Livermore was elected Executive Vice President in 2002 after serving as Vice President since 1995. She was appointed President of Enterprise Computing in April 1999. In October 1999, she became President of the Business Customer Organization. In April 2001, she became President of HP Services. Ms. Livermore will head the new Technology Solutions Group, into which we intend to reorganize our Enterprise Systems, Software and HP Services businesses. Ms. Livermore is a member of the Board of Directors of United Parcel Service, Inc. She is also on the board of visitors of the

Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and the Board of Advisors at the Stanford Business School.

Steve Pavlovich; age 54; Vice President, Investor Relations.

        Mr. Pavlovich was elected Vice President in 2002. Since 1993, Mr. Pavlovich has been the head of HP's investor relations department.

Marcela Perez de Alonso; age 49; Executive Vice President, Human Resources and Workforce Development.

        Ms. Perez was elected Executive Vice President, Human Resources and Workforce Development in January 2004. From 1999 until she joined HP, Ms. Perez was Division Head of Citigroup North Latin America Consumer Bank, in charge of the retail business operations of Citigroup in Puerto Rico, Venezuela, Columbia, Peru, Panama, Bahamas, and the Dominican Republic. She served as Global Consumer Head, Human Resources of Citigroup from 1996 to 1999.

Shane V. Robison; age 50; Executive Vice President and Chief Strategy and Technology Officer.

        Mr. Robison was elected Senior Vice President in 2002 in connection with the Compaq acquisition. He has served as Chief Strategy and Technology Officer since May 2002. Prior to joining HP, Mr. Robison served as Senior Vice President, Technology and Chief Technology Officer at Compaq since 2000. Prior to joining Compaq, Mr. Robison was President of Internet Technology and Development at AT&T Labs, a position he had held since 1999. Prior to AT&T Labs, he was Executive Vice President, Research and Development and then President, Design Productivity Group, of Cadence Design Systems, Inc., from 1995 to 1999.

Robert P. Wayman; age 58; Executive Vice President and Chief Financial Officer.

        Mr. Wayman has served as Executive Vice President since December 1992 and Chief Financial Officer of HP since 1984. Mr. Wayman is a director of CNF Inc., Sybase Inc., and Portal Software, Inc. He also serves as a member of the Kellogg Advisory Board to the Northwestern University School of Business.

Michael J. Winkler; age 58; Executive Vice President and Chief Marketing Officer.

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

Duane E. Zitzner; age 56; Executive Vice President, Personal Systems Group.

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

Audit Committee Financial Expert

        The Board of Directors of HP has determined that each of Patricia C. Dunn, Chair of the Audit Committee, and Audit Committee members Lawrence Babbio, Jr., Dr. George A. Keyworth II, Robert E. Knowling, Jr. and Sanford M. Litvack is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Audit Committee

        HP has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Lawrence Babbio, Jr., Patricia C. Dunn (Chair), Dr. George A. Keyworth II, Robert E. Knowling, Jr. and Sanford M. Litvack.

Code of Ethics

        HP has adopted a code of business conduct and ethics for directors, officers (including HP's principal executive officer, principal financial officer and controller) and employees, known as the Standards of Business Conduct. The Standards of Business Conduct are available on HP's website at http://www.hp.com/hpinfo/investor/main.htm. Stockholders may request a free copy of the Standards of Business Conduct from:

      Hewlett-Packard Company
      Attention: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304
      (866) GET-HPQ1 (866) 438-4771
      http://www.hp.com/hpinfo/investor

Corporate Governance Guidelines

        HP has adopted Corporate Governance Guidelines, which are available on HP's website at http://www.hp.com/hpinfo/investor. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone numbers set forth above under "—Code of Ethics."

Section 16(a) Beneficial Ownership Reporting Compliance

        Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 11. Executive Compensation.

        Information regarding HP's compensation of its named executive officers is set forth under "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference. Information regarding HP's compensation of its directors is set forth under "Director Compensation and Stock Ownership Guidelines" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

        Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which information is incorporated herein by reference.

        Information regarding HP's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Executive Compensation—Equity Compensation Plan Information" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions.

        Information regarding certain relationships and related transactions is set forth under "Certain Relationships and Related Transactions" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. Principal Auditor Fees and Services.

        Information regarding principal auditor fees and services is set forth under "Principal Auditor Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

  1.
  All Financial Statements:

        The following financial statements are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

  2.
  Financial Statement Schedules:

  Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2003.

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
4(g)
Form of 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate, which appear as Exhibits 4.1 and 4.3 to Registrant's Form 8-K dated June 26, 2002, which exhibits are incorporated herein by reference.
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
4(j)
Form of 3.625% Global Note due March 15, 2008 and related Officers' Certificate which appear as Exhibits 4.1 and 4.2 to Registrant's Form 8-K dated March 14, 2003, which exhibits are incorporated herein by reference.
5-9	Not applicable.
10(a)
Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*

10(b)
Registrant's 1997 Director Stock Plan, amended and restated effective as of July 18, 2002, which appears as Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which exhibit is incorporated herein by reference.*
10(c)
Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(d)
Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(e)
Registrant's 1985 Incentive Compensation Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(f)
Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(g)
Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(h)
Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(i)
Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(j)
Form of Restricted Stock Grant Notice-1989 Equity Incentive Plan, which appears as Exhibit 10(w)(w) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference.*
10(k)
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
Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(n)
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
Indigo N.V. 1996 International Flexible Stock Incentive Plan, amended and restated November 21, 2002, which appears as Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(t)
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
Registrant's 2000 Employee Stock Purchase Plan amended and restated effective November 1, 2000, which appears as Exhibit 10(y) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003, which exhibit is incorporated herein by reference.*
10(z)
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
Registrant's Executive Pay-For-Results Plan, amended and restated effective November 1, 2002, which appears as Exhibit 10(e)(e) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003, which exhibit is incorporated herein by reference.*
10(d)(d)
Registrant's Executive Deferred Compensation Plan, amended and restated effective October 1, 2003, which appears as Exhibit 10(e)(e) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003, which exhibit is incorporated herein by reference.*
10(e)(e)
Registrant's 2001 Executive Transition Program, which appears as Exhibit 10(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference.*
10(f)(f)
Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(g)(g) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(g)(g)
Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(i)(i) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(h)(h)
Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(j)(j) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*

10(i)(i)
Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(k)(k) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(j)(j)
Form of Executive Severance Agreement, which appears as Exhibit 10(u)(u) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference.*
10(k)(k)
Form of Executive Officers Severance Agreement, which appears as Exhibit 10(v)(v) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference.*
10(l)(l)
Form of letter dated March 6, 2003, amending Severance Agreement for certain employees who were employees of Compaq prior to its acquisition by HP, which appears as Exhibit 10(m)(m) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference.*
10(m)(m)
Form of Indemnity Agreement between Compaq and its executive officers, which appears as Exhibit 10(x)(x) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference.*
10(n)(n)
General Waiver and Release Agreement executed by Michael D. Capellas with attached Benefits Summary Upon Termination dated November 11, 2002, which appears as Exhibit 10(p)(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(o)(o)
Registrant's Service Anniversary Stock Plan, amended and restated effective July 17, 2003, which appears as Exhibit 10(p)(p) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003, which exhibit is incorporated herein by reference.*
10(p)(p)
Registrant's Employee Stock Purchase Plan amended and restated as of June 30, 2000, which appears as Exhibit 10(s)(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(q)(q)	Registrant's 1987 Director Option Plan, which appears as Exhibit 4 to Registrant's Form S-8 filed on August 31, 1989 (Registration No. 33-30769), which exhibit is incorporated herein by reference.*
10(r)(r)
Stock Option Agreement for Registrant's 2000 Stock Plan, as amended, 1995 Incentive Stock Plan, as amended, Compaq 2001 Stock Option Plan, as amended, Compaq 1998 Stock Option Plan, as amended, Compaq 1995 Equity Incentive Plan, as amended and Compaq 1989 Equity Incentive Plan, as amended, which appears as Exhibit 10(z)(z) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference.*
10(s)(s)
Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended, which appears as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*

10(t)(t)
Stock Option Agreement for Registrant's 1985 Incentive Compensation Plan, as amended, which appears as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(u)(u)
Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended, which appears as Exhibit 10(x)(x) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(v)(v)
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
Form of Cash Award Agreement (Performance Based) for Registrant's 2000 Stock Plan, as amended, which appears as Exhibit 10(a)(1) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference.*
10(z)(z)	Severance Plan for Executive Officers of Hewlett-Packard Company.*
11	Not applicable.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
13-15	Not applicable.
16	None.
17	Not applicable.
18	None.
19-20	Not applicable.
21	Subsidiaries of Registrant as of October 31, 2003.
22	None.
23	Consent of Independent Auditors.
24	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.

25-26	Not applicable.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Reports on Form 8-K

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

        On November 19, 2003, HP filed a report on Form 8-K dated November 19, 2003 relating to the results of its fourth fiscal quarter ended October 31, 2003. Under the Form 8-K, HP furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled "HP Reports Fourth Quarter 2003 Results" relating to the results of its fourth fiscal quarter ended October 31, 2003, as well as related non-GAAP financial information, and filed GAAP financial statements for the quarter as an exhibit under Item 7.

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the years ended October 31
	2003	2002(a)	2001
	In millions
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$410	$275	$171
Amount acquired through acquisition	—	141	—
Additions to allowance	29	90	206
Deductions, net of recoveries	(92)	(96)	(102)

Balance, end of period	$347	$410	$275

Allowance for doubtful accounts—financing receivables:
Balance, beginning of period	$270	$147	$69
Amount acquired through acquisition	—	97	—
Additions to allowance	73	209	232
Deductions, net of recoveries	(133)	(183)	(154)

Balance, end of period	$210	$270	$147

(a)
Certain reclassifications have been made to prior fiscal year balances in order to conform to the current fiscal year presentation.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2004	HEWLETT-PACKARD COMPANY
	By:	/s/ CHARLES N. CHARNAS Charles N. Charnas Vice President, Deputy General Counsel and Assistant Secretary

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

Signature	Title(s)	Date

/s/ CARLETON S. FIORINA Carleton S. Fiorina	Chairman and Chief Executive Officer (Principal Executive Officer)	January 16, 2004
/s/ ROBERT P. WAYMAN Robert P. Wayman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 16, 2004
/s/ JON E. FLAXMAN Jon E. Flaxman	Senior Vice President and Controller (Principal Accounting Officer)	January 16, 2004
/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	January 16, 2004
/s/ PHILIP M. CONDIT Philip M. Condit	Director	January 16, 2004
/s/ PATRICIA C. DUNN Patricia C. Dunn	Director	January 16, 2004
/s/ SAM GINN Sam Ginn	Director	January 16, 2004
/s/ RICHARD A. HACKBORN Richard A. Hackborn	Director	January 16, 2004

/s/ GEORGE A. KEYWORTH II George A. Keyworth II	Director	January 16, 2004
/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	January 16, 2004
/s/ SANFORD M. LITVACK Sanford M. Litvack	Director	January 16, 2004
/s/ THOMAS J. PERKINS Thomas J. Perkins	Director	January 16, 2004
/s/ LUCILLE S. SALHANY Lucille S. Salhany	Director	January 16, 2004

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit Number	Description
1	Not applicable.
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
4(g)
Form of 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate, which appear as Exhibits 4.1 and 4.3 to Registrant's Form 8-K dated June 26, 2002, which exhibits are incorporated herein by reference.
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
4(j)
Form of 3.625% Global Note due March 15, 2008 and related Officers' Certificate which appear as Exhibits 4.1 and 4.2 to Registrant's Form 8-K dated March 14, 2003, which exhibits are incorporated herein by reference.
5-9	Not applicable.
10(a)
Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(b)
Registrant's 1997 Director Stock Plan, amended and restated effective as of July 18, 2002, which appears as Exhibit 10(h) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002, which exhibit is incorporated herein by reference.*
10(c)
Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(d)
Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(e)
Registrant's 1985 Incentive Compensation Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(f)
Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*

10(g)
Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(h)
Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(i)
Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(j)
Form of Restricted Stock Grant Notice-1989 Equity Incentive Plan, which appears as Exhibit 10(w)(w) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference.*
10(k)
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
Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, amended and restated effective November 21, 2002, which appears as Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(n)
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
Indigo N.V. 1996 International Flexible Stock Incentive Plan, amended and restated November 21, 2002, which appears as Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(t)
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
Registrant's 2000 Employee Stock Purchase Plan amended and restated effective November 1, 2000, which appears as Exhibit 10(y) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003, which exhibit is incorporated herein by reference.*
10(z)
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
Registrant's Executive Pay-For-Results Plan, amended and restated effective November 1, 2002, which appears as Exhibit 10(e)(e) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2003, which exhibit is incorporated herein by reference.*
10(d)(d)
Registrant's Executive Deferred Compensation Plan, amended and restated effective October 1, 2003, which appears as Exhibit 10(e)(e) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003, which exhibit is incorporated herein by reference.*
10(e)(e)
Registrant's 2001 Executive Transition Program, which appears as Exhibit 10(z) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, which exhibit is incorporated herein by reference.*
10(f)(f)
Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(g)(g) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(g)(g)
Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(i)(i) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(h)(h)
Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(j)(j) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(i)(i)
Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina which appears as Exhibit 10(k)(k) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 1999, which exhibit is incorporated herein by reference.*
10(j)(j)
Form of Executive Severance Agreement, which appears as Exhibit 10(u)(u) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference.*
10(k)(k)
Form of Executive Officers Severance Agreement, which appears as Exhibit 10(v)(v) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference.*
10(l)(l)
Form of letter dated March 6, 2003, amending Severance Agreement for certain employees who were employees of Compaq prior to its acquisition by HP, which appears as Exhibit 10(m)(m) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference.*
10(m)(m)
Form of Indemnity Agreement between Compaq and its executive officers, which appears as Exhibit 10(x)(x) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002, which exhibit is incorporated herein by reference.*

10(n)(n)
General Waiver and Release Agreement executed by Michael D. Capellas with attached Benefits Summary Upon Termination dated November 11, 2002, which appears as Exhibit 10(p)(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(o)(o)
Registrant's Service Anniversary Stock Plan, amended and restated effective July 17, 2003, which appears as Exhibit 10(p)(p) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003, which exhibit is incorporated herein by reference.*
10(p)(p)
Registrant's Employee Stock Purchase Plan amended and restated as of June 30, 2000, which appears as Exhibit 10(s)(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(q)(q)	Registrant's 1987 Director Option Plan, which appears as Exhibit 4 to Registrant's Form S-8 filed on August 31, 1989 (Registration No. 33-30769), which exhibit is incorporated herein by reference.*
10(r)(r)
Stock Option Agreement for Registrant's 2000 Stock Plan, as amended, 1995 Incentive Stock Plan, as amended, Compaq 2001 Stock Option Plan, as amended, Compaq 1998 Stock Option Plan, as amended, Compaq 1995 Equity Incentive Plan, as amended and Compaq 1989 Equity Incentive Plan, as amended, which appears as Exhibit 10(z)(z) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference.*
10(s)(s)
Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended, which appears as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(t)(t)
Stock Option Agreement for Registrant's 1985 Incentive Compensation Plan, as amended, which appears as Exhibit 10(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, which exhibit is incorporated herein by reference.*
10(u)(u)
Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended, which appears as Exhibit 10(x)(x) to Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2002, which exhibit is incorporated herein by reference.*
10(v)(v)
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
Form of Cash Award Agreement (Performance Based) for Registrant's 2000 Stock Plan, as amended, which appears as Exhibit 10(a)(1) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003, which exhibit is incorporated herein by reference.*
10(z)(z)	Severance Plan for Executive Officers of Hewlett-Packard Company.*
11	Not applicable.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.
13-15	Not applicable.
16	None.
17	Not applicable.
18	None.
19-20	Not applicable.
21	Subsidiaries of Registrant as of October 31, 2003.
22	None.
23	Consent of Independent Auditors.
24	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.
25-26	Not applicable.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PART I
  ITEM 1. Business .
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
  ITEM 6. Selected Financial Data.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 8. Financial Statements and Supplementary Data.
TABLE OF CONTENTS
Report of Independent Auditors
Statement of Management Responsibility
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Statement of Operations
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
  ITEM 9A. Controls and Procedures.
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Principal Auditor Fees and Services.
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
  Schedule II
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Valuation and Qualifying Accounts
SIGNATURES
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX