Form 10-Q
period 2004-01-31
HEWLETT PACKARD CO
filed 2004-03-11
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 27, 2004
Common stock, $0.01 par value	3,051,552,000 shares

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, gross margin, expenses, earnings or losses from operations, synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; any statements concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; complexities of global political and economic developments; and other risks that are described herein and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed after HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2003, except as to items that are specifically superseded by "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three months ended January 31,
	2004	2003
Net revenue:
Products	$15,886	$14,421
Services	3,520	3,331
Financing income	108	125

Total net revenue	19,514	17,877

Costs and expenses:
Cost of products	11,825	10,693
Cost of services	2,699	2,391
Financing interest	40	57
Research and development	875	908
Selling, general and administrative	2,719	2,725
Amortization of purchased intangible assets	144	138
Restructuring charges	54	—
Acquisition-related charges	15	86

Total costs and expenses	18,371	16,998

Earnings from operations	1,143	879
Interest and other, net	11	51
Gains (losses) on investments and other, net	9	(5)

Earnings before taxes	1,163	925
Provision for taxes	227	204

Net earnings	$936	$721

Net earnings per share:
Basic	$0.31	$0.24

Diluted	$0.30	$0.24

Cash dividends declared per share	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	3,050	3,048
Diluted	3,088	3,065

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheet

(In millions, except par value)

	January 31, 2004	October 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,576	$14,188
Short-term investments	364	403
Accounts receivable, net of allowance for doubtful accounts of $334 and $347 as of January 31, 2004 and October 31, 2003, respectively	8,321	8,921
Financing receivables, net of allowance for doubtful accounts of $127 and $119 as of January 31, 2004 and October 31, 2003, respectively	3,094	3,026
Inventory	6,487	6,065
Other current assets	7,701	8,351

Total current assets	39,543	40,954
Property, plant and equipment, net of accumulated depreciation of $6,750 and $6,817 at January 31, 2004 and October 31, 2003, respectively	6,339	6,482
Long-term financing receivables and other assets	8,112	8,030
Goodwill	15,099	14,894
Purchased intangible assets, net	4,215	4,356

Total assets	$73,308	$74,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$837	$1,080
Accounts payable	6,970	9,285
Employee compensation and benefits	1,656	1,755
Taxes on earnings	1,561	1,599
Deferred revenue	3,956	3,665
Accrued restructuring	495	709
Other accrued liabilities	9,235	8,545

Total current liabilities	24,710	26,638
Long-term debt	6,544	6,494
Other liabilities	3,786	3,838
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 3,052 and 3,043 shares issued and outstanding at January 31, 2004 and October 31, 2003, respectively)	31	30
Additional paid-in capital	24,681	24,587
Retained earnings	13,706	13,332
Accumulated other comprehensive loss	(150)	(203)

Total stockholders' equity	38,268	37,746

Total liabilities and stockholders' equity	$73,308	$74,716

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Cash Flows

(In millions)

(Unaudited)

	Three months ended January 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$936	$721
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	565	690
Provisions for bad debt and inventory	94	108
(Gains) losses on investments and other, net	(9)	5
Acquisition-related charges	15	86
Restructuring charges	54	—
Deferred taxes on earnings	101	138
Other, net	70	24
Changes in assets and liabilities:
Accounts and financing receivables	667	519
Inventory	(520)	(355)
Accounts payable	(2,317)	(693)
Taxes on earnings	(102)	34
Other assets and liabilities	865	(260)
Restructuring	(271)	(370)

Net cash provided by operating activities	148	647

Cash flows from investing activities:
Investment in property, plant and equipment	(425)	(612)
Proceeds from sale of property, plant and equipment	132	185
Purchases of investments	(214)	(43)
Maturities and sales of investments	432	200
Net cash paid for business acquisitions	(224)	(59)

Net cash used in investing activities	(299)	(329)

Cash flows from financing activities:
(Decrease) increase in notes payable and short-term borrowings, net	(89)	1,084
Issuance of long-term debt	9	251
Payment of long-term debt	(151)	(7)
Issuance of common stock under employee stock plans	270	203
Repurchase of common stock	(256)	(155)
Dividends	(244)	(245)

Net cash (used in) provided by financing activities	(461)	1,131

(Decrease) increase in cash and cash equivalents	(612)	1,449
Cash and cash equivalents at beginning of period	14,188	11,192

Cash and cash equivalents at end of period	$13,576	$12,641

Supplemental schedule of noncash financing activities:
Net issuances of common stock for employee benefit plans	$31	$—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2004, and its results of operations and cash flows for the three months ended January 31, 2004 and 2003. The Consolidated Condensed Balance Sheet as of October 31, 2003 is derived from the October 31, 2003 audited financial statements. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        The results of operations for the three months ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

  Products

        Product revenue consists mainly of revenue from hardware and software product sales in the Imaging and Printing, Personal Systems, Enterprise Storage and Servers and Software businesses, excluding the revenue generated from service-related solutions in these businesses, which is included in services revenue as discussed below.

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

  Services

        Services revenue consists mainly of revenue from the HP Services business. In addition, services revenue also includes revenue generated from service-related solutions in the Imaging and Printing, Personal Systems, Enterprise Storage and Servers and Software businesses.

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

  Financing

        HP recognizes revenue from the sale of equipment under sales-type leases and direct-financing leases as product revenue at the inception of the lease. HP earns associated financing interest income on an accrual basis under an effective interest method. HP ceases revenue recognition on delinquent accounts which are deemed to be delinquent based upon a number of factors, including customer credit history, number of days past due and the terms of the customer agreement. HP resumes revenue recognition and recognizes any associated deferred revenue when appropriate customer actions are taken to remove accounts from delinquent status. HP recognizes revenue from operating leases on an accrual basis as services revenue as the rental payments become due.

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

        HP has determined pro forma net earnings and earnings per share information as if the fair value method described in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," had been applied to its employee stock-based compensation. The pro forma effect on net earnings and net earnings per share as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three months ended January 31, 2004 and 2003:

	Three months ended January 31,
	2004	2003
	(In millions, except per share amounts)
Net earnings, as reported	$936	$721
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	5	7
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(155)	(181)

Pro forma net earnings	$786	$547

Basic net earnings per share:
As reported	$0.31	$0.24

Pro forma	$0.26	$0.18

Diluted net earnings per share:
As reported	$0.30	$0.24

Pro forma	$0.26	$0.18

        Stock Repurchases

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. HP had authorization for future repurchases of $1.2 billion of common stock under the program at October 31, 2003 and authorization for future repurchases of $949 million at January 31, 2004. HP repurchased 11.5 million shares for an aggregate price of $256 million in the first quarter of fiscal 2004 and repurchased 8.1 million shares for an aggregate price of $155 million in the first quarter of fiscal 2003.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations on proposed modifications to FIN 46 and re-issued FIN 46 ("Revised Interpretation") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretation. However, the Revised Interpretation must be applied no later than HP's second quarter of fiscal 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretation. Special Purpose Entities ("SPEs") created prior to February 1, 2003 may be accounted for under the original or Revised Interpretation's provisions no later than HP's first quarter of fiscal 2004. Non-SPEs created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions no later than HP's second quarter of fiscal 2004. HP has not entered into any material arrangements with VIEs created after January 31, 2003. Further, HP did not create any material SPEs prior to February 1, 2003. HP is currently evaluating the effect that the adoption of FIN 46 for VIEs created prior to February 1, 2003 will have on its results of operations and financial condition.

        In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS 132(R) revised employers' disclosure about pension plans and other post-retirement benefit plans. SFAS 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS 132(R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS No. 132(R) are effective for interim periods beginning after December 15, 2003. HP early adopted the interim disclosure requirements in its Consolidated Condensed Financial Statements for the three months ended January 31, 2004 as disclosed in Note 11.

        In January 2004, the FASB issued FASB Staff Position No. 106-1 ("FSP 106-1"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-1 permits a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. HP elected the deferral allowed under FSP 106-1 and as a result any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the post-retirement health care benefit plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require HP to change previously reported information. HP is currently evaluating the effect that the adoption of FSP 106-1 will have on its results of operations and financial condition.

Note 2: Net Earnings Per Share

        HP's basic earnings per share ("EPS") is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect of potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the three months ended January 31, 2004 and 2003:

	Three months ended January 31,
	2004	2003
	(In millions, except per share amounts)
Numerator:
Net earnings	$936	$721
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	2	2

Net earnings, adjusted	$938	$723

Denominator:
Weighted-average shares used to compute basic EPS	3,050	3,048
Effect of dilutive securities:
Dilutive common stock equivalents	30	9
Zero-coupon subordinated convertible notes	8	8

Dilutive potential common shares	38	17

Weighted-average shares used to compute diluted EPS	3,088	3,065

Net earnings per share:
Basic	$0.31	$0.24

Diluted	$0.30	$0.24

        In the first quarter of fiscal 2004 and 2003, options to purchase 286 million shares and 372 million shares, respectively, of HP stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective period, and therefore the effect would have been antidilutive.

Note 3: Acquisitions

Digital GlobalSoft Limited

        On January 29, 2004, HP acquired a portion of the minority interest of Digital GlobalSoft Limited, a consolidated subsidiary of HP ("DGS"). HP paid $210 million in cash for additional shares of DGS which increased HP's ownership from approximately 50.1% to 83.4%. DGS is a globally-focused software development and information technology ("IT") services company. This acquisition is intended to enhance HP's capability in IT services, including expertise in life cycle services such as migration, technical and application services. HP recorded approximately $191 million of goodwill in connection with this transaction. HP has not presented the pro forma results of operations of HP's increased ownership of DGS because the results are not material to HP's results of operations.

Intria-HP

        On November 1, 2002, HP acquired the remaining outstanding stock of Intria, in which HP held a 49% equity interest at October 31, 2002, and other related IT assets from CIBC for cash consideration of approximately $100 million. Intria is a provider of managed services, which HP jointly owned with CIBC. In connection with the acquisition, HP also entered into a multi-year contract to provide managed services to CIBC. This acquisition and the outsourcing relationship with CIBC are designed to add depth and capability to HP Services, including expertise in managing complex, heterogeneous IT operating environments for customers in the financial services industry and others that demand high availability computing solutions. HP recorded approximately $60 million of goodwill and amortizable purchased intangible assets in connection with the acquisition. The purchased intangible assets, consisting mainly of customer contracts, are being amortized over their estimated useful lives, generally three to ten years.

Indigo

        HP issued approximately 53 million non-transferable contingent value rights ("CVRs") in connection with the acquisition of Indigo N.V. in March 2002 that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of January 31, 2004.

Other

        In connection with previously-announced acquisitions, in the second quarter of fiscal 2004, HP expects to pay an aggregate of approximately $700 million in cash. Certain of the acquisitions are subject to the approval of the acquired company's shareholders or regulatory authorities, as well as customary closing conditions.

Note 4: Goodwill and Purchased Intangible Assets

        Goodwill allocated to HP's reportable segments as of October 31, 2003 and changes in the carrying amount of goodwill for the three months ended January 31, 2004 are as follows:

	Enterprise Storage and Servers	Software	Enterprise Systems Group	Imaging and Printing Group	Personal Systems Group	HP Services	HP Financial Services	Total
	(In millions)
Balance at October 31, 2003	$—	$—	$5,390	$1,508	$2,324	$5,522	$150	$14,894
Reallocation (See Note 13)	4,794	596	(5,390)	—	—	—	—	—
Goodwill acquired during the period	11	—	—	—	—	194	—	205

Balance at January 31, 2004	$4,805	$596	$—	$1,508	$2,324	$5,716	$150	$15,099

        The goodwill reallocation shown in the table above relates to the reorganization of HP's reportable segments discussed in Note 13. The goodwill formerly included in the Enterprise Systems Group was allocated between Enterprise Storage and Servers and Software based on a relative fair value approach.

        HP's finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted average useful lives of approximately nine years, and developed and core technology, patents and product trademarks, which have weighted average useful lives of approximately six years.

        HP's purchased intangible assets at January 31, 2004 and October 31, 2003 are composed of:

	January 31, 2004
	Gross	Accumulated Amortization	Net
	(In millions)
Customer contracts, customer lists and distribution agreements	$2,040	$(435)	$1,605
Developed and core technology and patents	1,666	(533)	1,133
Product trademarks	84	(29)	55

Total amortizable purchased intangible assets	3,790	(997)	2,793
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,212	$(997)	$4,215

	October 31, 2003
	Gross	Accumulated Amortization	Net
	(In millions)
Customer contracts, customer lists and distribution agreements	$2,040	$(371)	$1,669
Developed and core technology and patents	1,663	(457)	1,206
Product trademarks	84	(25)	59

Total amortizable purchased intangible assets	3,787	(853)	2,934
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,209	$(853)	$4,356

        Estimated future amortization expense related to purchased intangible assets at January 31, 2004 is as follows:

Fiscal year:	(In millions)
2004 (remaining 9 months)	$418
2005	518
2006	469
2007	404
2008	353
Thereafter	631

Total	$2,793

Note 5: Restructuring Charges

        In the three months ended January 31, 2004, HP recorded $54 million of restructuring charges. Of the $54 million charge, $22 million related to additional costs, net of reductions, in estimated severance and other employee benefits related to restructuring actions approved and implemented in the fourth quarter of fiscal 2003, and $4 million related to additional charges taken in connection with the fiscal 2003 second quarter action that did not meet the recognition criteria of SFAS 146, "Accounting for

Costs Associated with Exit or Disposal Activities" at the time the plan was implemented and initiated. The remaining $28 million charge related to additional costs, net of reductions, in estimated severance and other employee benefits and other restructuring costs related to restructuring actions approved and implemented in fiscal 2002.

Fiscal 2003 Restructuring Plans

        In the second, third and fourth quarters of fiscal 2003, HP's management approved and implemented plans to restructure certain of its operations. These actions included workforce reductions associated with managing HP's cost structure to better align it with current business conditions, as well as costs of vacating duplicative facilities (leased or owned) and contract termination costs. The second quarter action also included asset impairments associated with the identification of duplicative assets and facilities (leased or owned) relating to the acquisition of Compaq.

        The total amount of costs expected to be incurred associated with the fiscal 2003 actions by type of cost are as follows:

	2Q03 Action	3Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Employee severance and other employee benefits	$135	$342	$184	$661
Asset impairments	71	—	—	71
Other related restructuring activities	62	—	26	88

Total	$268	$342	$210	$820

        The total amount of costs incurred to date associated with the fiscal 2003 actions by type of cost are as follows:

	2Q03 Action	3Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Employee severance and other employee benefits	$135	$342	$184	$661
Asset impairments	71	—	—	71
Other related restructuring activities	33	—	13	46

Total	$239	$342	$197	$778

        The charges for the second, third and fourth quarters of fiscal 2003 are associated primarily with severance, early retirement and other employee benefits related to the termination or early retirement of approximately 2,300, 4,700 and 2,200 employees worldwide across many regions and job classes. As of January 31, 2004, approximately 2,300, 4,400 and 1,100 of these employees had been terminated, placed in the workforce reduction programs or had retired, respectively. HP expects to pay out the majority of the remaining costs relating to severance and other employee benefits in connection with the third and fourth quarter actions by the end of fiscal 2004. Substantially all of the employees associated with the second quarter action have been terminated and substantially all accrued costs related to severance and other related employee benefits have been paid.

        The remaining costs of vacating duplicative facilities and contract terminations associated with the second and fourth quarter actions are anticipated to be substantially settled by the end of fiscal 2004.

        The total amount of costs expected to be incurred associated with the fiscal 2003 actions by operating segment are as follows:

	2Q03 Action	3Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Enterprise Storage and Servers	$12	$105	$25	$142
Software	1	10	2	13
Personal Systems Group	27	44	28	99
HP Services	135	117	82	334
Other infrastructure costs	93	66	73	232

Total	$268	$342	$210	$820

        The total amount of costs incurred to date associated with the fiscal 2003 actions by operating segment are as follows:

	2Q03 Action	3Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Enterprise Storage and Servers	$12	$105	$25	$142
Software	1	10	2	13
Personal Systems Group	27	44	28	99
HP Services	135	117	82	334
Other infrastructure costs	64	66	60	190

Total	$239	$342	$197	$778

        The total amount of costs incurred in the quarter ended January 31, 2004 associated with the fiscal 2003 actions by operating segment are as follows:

	2Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Enterprise Storage and Servers	$—	$2	$2
Software	—	—	—
Personal Systems Group	—	—	—
HP Services	—	6	6
Other infrastructure costs	4	14	18

Total	$4	$22	$26

Fiscal 2002 Restructuring Plans

        In fiscal 2002, HP's management initiated and approved plans to restructure the operations of both the pre-acquisition HP and pre-acquisition Compaq organizations. Consequently, HP recorded approximately $1.8 billion of costs associated with exiting the activities of pre-acquisition HP such as severance, early retirement and other employee benefits, costs of vacating duplicative facilities (leased or owned), contract termination costs, asset impairment charges and other costs associated with exiting activities of HP. HP accounted for the cost to restructure its pre-acquisition organization under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and included these costs as a charge to the results of operations for the year ended October 31, 2002. HP recorded approximately $960 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization, and accounted for the costs to restructure pre-acquisition Compaq under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." HP recognized these costs as a liability assumed in the purchase business combination and included them in the allocation of the cost to acquire Compaq.

        The severance, early retirement costs and other employee benefits related to the termination or planned early retirement of 17,600 employees worldwide across many regions, business functions and job classes. As of January 31, 2004, substantially all of the employees included in the workforce reduction program had been terminated or had retired. HP expects to pay the majority of the remaining balance of the severance accrual by the end of fiscal 2004. HP anticipates paying the other related restructuring activities, which consist primarily of contractual obligations such as facility leases, over the life of the related obligations. HP expects to settle a substantial portion of these obligations by the end of fiscal 2005.

Fiscal 2001 Restructuring Plan

        As part of the acquisition of Compaq, HP acquired the remaining obligations of Compaq's existing restructuring plans of $259 million, which were initially recorded in Compaq's 2001 fiscal year. The remaining balance of fiscal 2001 plans consists primarily of other restructuring costs as well as severance and other employee benefits associated with the pre-acquisition Compaq plan. HP expects to settle the majority of the remaining balance of the severance accrual by the end of fiscal 2004. HP anticipates paying the other related restructuring activities, which consist primarily of contractual obligations such as facility leases, over the life of the related obligations. HP expects to settle a substantial portion of these obligations by the end of fiscal 2005.

Summary of all Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for the three months ended January 31, 2004:

	Balance, October 31, 2003	Adjustments	Cash Payments	Currency Impact	Balance, January 31, 2004
	(In millions)
Fiscal 2003 plans:
Employee severance and other employee benefits	$239	$22	$(127)	$4	$138
Other related restructuring activities	37	4	(10)	—	31

Total	276	26	(137)	4	169

Fiscal 2002 plans:
Employee severance and other employee benefits	230	10	(99)	3	144
Other related restructuring activities	190	18	(30)	2	180

Total	420	28	(129)	5	324

Fiscal 2001 plans:
Employee severance and other employee benefits	26	—	—	—	26
Other related restructuring activities	85	—	(5)	—	80

Total	111	—	(5)	—	106

Total of all restructuring plans	$807	$54	$(271)	$9	$599

        At January 31, 2004 and October 31, 2003, HP included the long-term portion of the restructuring liability of $104 million and $98 million, respectively, in other liabilities in the accompanying Consolidated Condensed Balance Sheet.

Note 6: Inventory

        The components of inventory were as follows at January 31, 2004 and October 31, 2003:

	January 31, 2004	October 31, 2003
	(In millions)
Finished goods	$4,787	$4,653
Purchased parts and fabricated assemblies	1,700	1,412

	$6,487	$6,065

Note 7: Guarantees

Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party to such arrangement from any losses incurred relating to services performed on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

Warranty

        HP provides for the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of HP's baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required. The standard warranty service period for HP ranges from one to three years.

        The changes in HP's aggregate product warranty liabilities are as follows for the three months ended January 31, 2004:

(In millions)
Product warranty liability at October 31, 2003	$1,987
Provisions for warranties issued	623
Adjustments related to pre-existing warranties (including changes in estimates)	(20)
Settlements made (in cash or in kind)	(576)

Product warranty liability at January 31, 2004	$2,014

Deferred Revenue

        HP also offers fixed-price support or maintenance contracts, including extended warranties, to its customers. The change in deferred revenue associated primarily with support or maintenance and similar service contracts was as shown in the table below for the three months ended January 31, 2004.

HP has not separated extended service revenues from routine maintenance service revenues, as it is not practical to do so.

(In millions)
Balance at October 31, 2003	$2,535
Additions to deferred revenue	1,517
Recognition of revenue	(1,374)

Balance at January 31, 2004	$2,678

Note 8: Borrowings

Notes Payable and Short-term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, the related average interest rates and amounts remaining available for future borrowings, were as follows at January 31, 2004 and October 31, 2003:

	January 31, 2004			October 31, 2003
	Amount Outstanding	Average Interest Rate	Amount Available	Amount Outstanding	Average Interest Rate	Amount Available
	(Dollars in millions)
Current portion of long-term debt	$118	4.3%	$—	$281	6.3%	$—
Commercial paper	356	2.1%	4,144	437	2.0%	4,063
Notes payable to banks, lines of credit and other	363	2.3%	2,155	362	1.7%	2,058
Credit facilities	—	—	3,000	—	—	3,000

	$837		$9,299	$1,080		$9,121

        HP established a $4.0 billion U.S. commercial paper program in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, established a $500 million Euro Commercial Paper/Certificate of Deposit Programme in May 2001.

        Notes payable to banks, lines of credit and other include deposits, primarily by banks, of $231 million and $192 million as of January 31, 2004 and October 31, 2003, respectively.

        HP also maintains, through various foreign subsidiaries, lines of credit from a number of financial institutions.

        HP established a $1.7 billion 364-day senior unsecured committed borrowing facility in March 2003 and a $1.3 billion three-year credit facility in March 2002 (together, the "Credit Facilities"). HP intends to replace the Credit Facilities with a $1.5 billion 364-day senior unsecured committed borrowing facility and a $1.5 billion five-year facility (together, the "New Credit Facilities") in March 2004. Interest rates and other terms of borrowing under the Credit Facilities and the New Credit Facilities vary or will vary, as applicable, based on HP's external credit ratings. The Credit Facilities and New Credit Facilities are or will be available for general corporate purposes, including supporting the issuance of commercial paper.

Long-term Debt

        Book value of long-term debt, with related maturities and interest rates, and amounts registered but unissued under the applicable registration statement or available for future borrowings under the Euro Medium-Term Note Programme (in each case, as shown in the Amount Available column) were as follows at January 31, 2004 and October 31, 2003:

	January 31, 2004		October 31, 2003
	Amount Outstanding	Amount Available	Amount Outstanding	Amount Available
	(In millions)
2002 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2002 at 5.5%, due July 2007	$996		$996
U.S. dollar Global Notes, issued in June 2002 at 6.5%, due July 2012	498		498
U.S. dollar Global Notes, issued in March 2003 at 3.625%, due March 2008	497		497

	1,991	$1,000	1,991	$1,000

2000 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2000 at 7.15%, due June 2005	1,499		1,498
U.S. dollar Global Notes, issued in December 2001 at 5.75%, due December 2006	997		997
Series A Medium-Term Notes, issued in September 2001 at a floating rate, due September 2004	60		60
Series A Medium-Term Notes, issued in December 2002 at 3.375%, due December 2005	200		199
Series A Medium-Term Notes, issued in December 2002 at 4.25%, due December 2007	50		50

	2,806	—	2,804	—

Euro Medium-Term Note Programme:
Euro Medium-Term Notes, issued in July 2001 at 5.25%, due July 2006	929	2,069	870	2,128

Other
Medium-Term Notes, assumed from Compaq, issued at 7.65%, due August 2005	300		300
U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017	330		328
Notes payable, issued at various dates in multiple currencies at 4.5%-9.17%, due 2003-2005	53		218
Other	101		98

	784	—	944	—

Fair value adjustment related to SFAS No. 133	152		166
Less current portion	(118)		(281)

	$6,544	$3,069	$6,494	$3,128

        HP registered the sale of up to $3.0 billion of debt or global securities ("Global Notes"), common stock, preferred stock, depositary shares and warrants under a shelf registration statement declared effective in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). HP may redeem some or all of the Global Notes, set forth in the table above, and Series B Medium-Term Notes issued under the 2002 Shelf Registration Statement at any time at the redemption prices described in the prospectus supplements relating thereto. As of January 31, 2004, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

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

        In 1997, HP issued $2.0 billion face value of zero-coupon subordinated convertible notes due in 2017 (the "LYONs"), convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only. In December 2000, the Board of Directors authorized a repurchase program for the LYONs that allowed HP to repurchase the LYONs from time to time at varying prices. HP did not repurchase any LYONs in the three months ended January 31, 2004 and 2003 and does not expect to make any further repurchases of LYONs.

Note 9: Income Taxes

        HP's effective tax rate was approximately 20% for the three months ended January 31, 2004 and 22% for the three months ended January 31, 2003. HP's effective tax rates differed from the United

States federal statutory rate of 35% in both periods due primarily to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

Note 10: Comprehensive Income

        Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities and derivative instruments and the change in cumulative translation adjustment and minimum pension liability.

        Comprehensive income, net of taxes, for the three months ended January 31, 2004 and 2003 was as follows:

	Three months ended January 31,
	2004	2003
	(In millions)
Net earnings	$936	$721
Change in net unrealized gains on available-for-sale securities	18	11
Change in net unrealized gains (losses) on derivative instruments	27	(83)
Change in cumulative translation adjustment	8	(1)

Comprehensive income	$989	$648

        The components of accumulated other comprehensive loss, net of taxes, were as follows as of January 31, 2004 and October 31, 2003:

	January 31, 2004	October 31, 2003
	(In millions)
Net unrealized gains on available-for-sale securities	$61	$43
Net unrealized losses on derivative instruments	(60)	(87)
Cumulative translation adjustment	17	9
Additional minimum pension liability	(168)	(168)

Accumulated other comprehensive loss	$(150)	$(203)

Note 11: Pension and Post-Retirement Benefit Plans

        The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R) as described in Note 1:

Components of Net Pension and Post-Retirement Periodic Benefit Cost

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Three months ended January 31,
	2004	2003	2004	2003	2004	2003
	(In millions)
Service cost	$80	$71	$52	$42	$14	$12
Interest cost	68	65	65	51	26	25
Expected return on plan assets	(61)	(54)	(85)	(54)	(7)	(6)
Amortization and deferrals:
Actuarial loss	10	16	23	21	7	6
Prior service cost (benefit)	1	1	—	—	(2)	(1)

Net periodic benefit cost	$98	$99	$55	$60	$38	$36

Employer Contributions

        HP previously disclosed in its consolidated financial statements for the year ended October 31, 2003 that it expected to contribute approximately $1.0 billion to its pension and post-retirement plans in fiscal 2004, of which approximately $930 million related to pension contributions and the remainder to post-retirement benefits. As of January 31, 2004, $100 million of contributions have been made primarily to pension plans. HP presently anticipates contributing an additional $900 million to fund its pension and post-retirement plans during the remainder of fiscal 2004, of which $840 million relates to pension funding, for a total of $1.0 billion in pension and post-retirement funding for fiscal 2004.

Note 12: Litigation and Contingencies

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

        Alvis v. HP is a nationwide defective product consumer class action that was filed in state court in Jefferson County, Texas by a resident of Eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in state court in Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. Compaq has filed a petition for review by the Texas Supreme Court. In June 2003, the Texas Supreme Court agreed to review the certification of a class and heard oral arguments on October 15, 2003. The matter is now awaiting a decision from the court. A class certification hearing was held on July 1, 2003 in the Alvis case, and the court granted plaintiffs' motion to certify a nationwide class action. HP has filed an appeal of that certification with the 9th Court of Appeals in Beaumont, Texas. On June 4, 2003, Barrett v. HP and Grider v. Compaq were each filed in state court in Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray, respectively. The plaintiffs in Barrett and Grider seek, among other things, specific performance, declaratory relief, damages and attorneys' fees. On November 5, 2003, the court heard HP's motion to dismiss Barrett v. HP and Grider v. Compaq, which motion was subsequently denied. On December 22, 2003, the court entered an order staying both the Barrett and Grider cases until the conclusions of the Alvis and LaPray actions. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to toll the statue of limitations on its investigation until April 2004. HP also continues to provide information to state attorneys general in California and Illinois in response to similar inquiries. HP is cooperating fully with these inquiries.

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

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway is a suit filed in United States District Court for the Eastern District of Texas on December 16, 2002. The suit accuses HP of infringement of three patents related to cache memory. Intergraph Hardware Technologies Company ("Intergraph") seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. The complaint was served on HP on April 1, 2003. On May 21, 2003, HP answered and counterclaimed for a declaratory judgment that the patents are not infringed by HP, and that the patents are invalid and unenforceable. Intergraph has obtained significant settlements from other defendants relating to similar causes of action. A claim construction hearing is scheduled for March 12, 2004; fact discovery (except willfullness) is scheduled to close on April 21, 2004; and jury selection is scheduled to begin on August 2, 2004. Discovery is ongoing. On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of four HP patents related to computer aided design. A claim construction hearing is scheduled for July 9, 2004, and HP expects trial to begin in early 2005. On December 9, 2003, Intergraph filed a motion to transfer this matter to Alabama, which motion was denied. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees.

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

        HP v. EMC Corporation ("EMC") is a suit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accuses EMC of infringing seven HP patents. HP seeks a permanent injunction as well as unspecified monetary damages for patent infringement. On July 21, 2003, EMC filed its answer and a cross-claim asserting, among other things, that numerous HP storage and printer products infringe six EMC patents. A hearing to construe the disputed claims terms of the patents is scheduled for April 5, 2004, and discovery is ongoing. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement. EMC also filed suit against StorageApps, a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of EMC patents relating to storage devices, and sought a permanent injunction as well as unspecified monetary damages for patent infringement. The court held a hearing to construe the disputed claims terms of EMC's three patents in this suit on July 21-22, 2003, and issued its claim construction ruling on September 12, 2003. Discovery is ongoing, and trial is scheduled to begin on May 3, 2004.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in state court in Madison County, Illinois alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs claim that their lawsuits should be treated as nationwide class actions. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs. The class action certification hearing was scheduled for May 26 and 27 in the HP case but has been continued. No new date has been set. No hearing has been scheduled for the Compaq case, although the case is set for trial on October 4, 2004. In each action, HP and Compaq have filed motions to dismiss the cases, which have been denied by the court. HP and Compaq have also filed forum non conveniens motions, which are pending.

        Hanrahan v. Hewlett-Packard Company and Carleton Fiorina. On November 3, 2003, this lawsuit was filed in the United States District Court for the District of Connecticut on behalf of a putative class of persons who sold common stock of HP during the period from September 4, 2001 through November 5, 2001. The lawsuit seeks unspecified damages and generally alleges that HP and Ms. Fiorina violated the federal securities laws by making statements during this period which were misleading in failing to disclose that Walter B. Hewlett would oppose the proposed acquisition of Compaq by HP prior to Mr. Hewlett's disclosure of his opposition to the proposed transaction.

        In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into OEM activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP is cooperating fully with this inquiry.

        The Government of Canada is conducting cost audits of certain contracts between Public Works and Government Services Canada ("PWGSC") and each of Compaq Canada Corp. and Hewlett-Packard (Canada) Co. relating to services provided to the Canadian Department of National Defence ("DND"). Compaq Canada Corp. was combined with Hewlett-Packard (Canada) Co. following the acquisition of Compaq by HP. The cost audits began following a notice from the Government of Canada dated August 1, 2003. At the time, the Government of Canada indicated that it believed it may have been overcharged under the contracts, that it may not have received value for certain items billed under the contracts, or both. The Government of Canada requested supporting documentation for invoices submitted by HP and its predecessors to DND during the period 1991-2003 in connection with its audit. HP has cooperated fully with the audit and has conducted its own inquiry into the contracts, sharing the results of its investigation with PWGSC and DND. On March 9, 2004, the Government of Canada demanded that HP remit to DND approximately $159.5 million Canadian (approximately $120 million U.S.) relating to amounts billed by subcontractors and associated markups reflected in invoices submitted to DND by HP or its predecessors pursuant to contracts with PWGSC or, alternatively, that HP submit evidence substantiating the delivery of goods and services under the contracts. HP's independent investigation has indicated that the subcontractors at issue were engaged by HP at DND's request and DND's instructions to HP were to process invoices for these suppliers. The investigation has further indicated that HP staff were informed by DND that the work done by these suppliers was confidential and that, in the interest of national security, HP was not entitled to this information. Under the circumstances, HP believes that there is no merit to the Canadian Government's demands and intends to defend vigorously any claim, if brought.

        In March 2003, the Korea Fair Trade Commission commenced an investigation of the Korean printing and supplies market. The Korea Fair Trade Commission contacted HP requesting information on the printing systems business. A hearing may be held in early 2004. HP is cooperating fully with this inquiry.

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

Note 13: Segment Information

Description of Segments

        HP is a leading global provider of IT products, solutions and services to consumers and businesses. HP's offerings span IT infrastructure, personal computing and access devices, global services and imaging and printing.

        As of January 31, 2004, HP organized its operations into seven business segments: Imaging and Printing Group, Personal Systems Group, Enterprise Storage and Servers, Software, HP Services, HP Financial Services and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments disclosed in this Form 10-Q are based on this organizational structure and information reviewed by HP's management to evaluate the associated business group results. In the first quarter of fiscal 2004, HP divided its Enterprise Systems Group into the Enterprise Storage and Servers segment and Software segment. In addition, HP reorganized some of its minor product and cross-functional organizations and reclassified the operating results of these functions within the seven business segments. Segment financial data for the three months ended January 31, 2003 has been restated to reflect these organizational changes. Future changes to this organizational structure may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment follows.

  •
  Imaging and Printing Group provides home and business imaging, printing and publishing devices and systems, digital imaging products, printer supplies and consulting services. Home and business imaging, printing and publishing devices and systems include color and monochrome printers for shared and personal use, printer- and copier-based multi-function devices, inkjet all-in-one and laser printers, wide- and large-format inkjet printers and digital presses. Digital imaging products include scanners, photosmart printers, and digital photography products. Printer supplies include laser and inkjet printer cartridges and other related printing media. Consulting services are provided to customers to optimize the use of printing and imaging assets.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the HP business desktops and the HP Compaq business series, Evo notebook PCs as well as the Compaq Tablet PCs. Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs. Workstations are provided for UNIX®(1)-, Windows®(2)- and Linux-based systems. Handheld computing devices include the iPAQ series of products that run on Windows® Mobile software. Digital entertainment systems include DVD+RW drives as well as digital entertainment center products.

(1)
UNIX® is a registered trademark of The Open Group.

(2)
Windows® is a registered trademark of Microsoft Corporation.

  •
  Enterprise Storage and Servers provides storage and server products. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on the HP-UX operating system, Itanium®(3)-based servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products for business critical solutions. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run on the Windows®, Linux and Novell, Inc. operating systems. HP's StorageWorks offerings include: entry-level, mid-range and enterprise arrays, storage area networks (SAN), network attached storage (NAS), storage management software and intelligent fabric technologies, as well as tape drives, tape libraries and optical archival storage.

(3)
Itanium® is a registered trademark of Intel Corporation.

•
Software provides management software solutions, including support, that allow enterprise customers to manage their infrastructure, operations, applications and business processes under the HP OpenView brand. In addition, Software delivers a suite of comprehensive, carrier-grade platforms for developing and deploying next-generation voice, data and converged services to network and service providers under the HP OpenCall brand.

•
HP Services provides a portfolio of IT services including customer support, consulting and integration, and managed services. In collaboration with HP's Enterprise Storage and Servers and Software groups, HP Services teams with software and networking companies and local systems integrators to bring solutions to HP's customers. Customer support provides a range of services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. Customer support also manages the delivery of warranty support through its own service organization, as well as through authorized resellers. Consulting and integration services help customers measure, assess and maintain the link between business and IT; design and integrate the customers' environments into a more adaptive infrastructure; and align, extend and manage applications and business processes. Consulting and integration provides cross-industry solutions in areas such as supply chain, business portals, messaging and security. Managed services offers IT management services including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services and application services, as well as business continuity and recovery services.

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

Segment Revenue and Earnings (Loss) from Operations

        Intersegment net revenue and earnings (loss) from operations include transactions between segments that are intended to reflect an arm's length transfer at the best price available to comparable external customers and are primarily related to intercompany sales of products to HP Financial Services for leasing transactions.

        A significant portion of each segment's expenses arises from the costs of maintaining shared services and other infrastructure costs that HP allocates to its segments. These expenses include costs of employee benefits, real estate, insurance services, information technology services, treasury and certain legal, accounting and other corporate and infrastructure costs which are maintained at the corporate level in order to realize economies of scale and to use resources efficiently. HP allocates to the segments all performance bonus expense, including unallocated amounts by which actual bonus expense differs from the targeted amount. In addition, HP does not distribute to the segments certain corporate governance-related costs including internal audit, government affairs and other executive office functions. HP believes its expense distribution methodology results in a better reflection of the use of services provided to, or benefits received by, the segments.

Segment Data

        The results of the reportable segments are derived directly from HP's internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated company. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include primarily amortization of purchased intangible assets, acquisition-related charges, charges for purchased IPR&D, as well as certain corporate governance costs. Restructuring charges and any associated adjustments thereto related to fiscal 2003 and prior year restructuring actions are not allocated to the reportable segments.

        Selected financial information for each reportable segment was as follows for the three months ended January 31, 2004 and 2003:

	Imaging and Printing Group	Personal Systems Group	Enterprise Storage and Servers	Software	HP Services	HP Financial Services	Corporate Investments	Total
	(In millions)
For the three months ended January 31, 2004:
Total net revenue	$5,910	$6,187	$3,717	$200	$3,161	$441	$102	$19,718

Earnings (loss) from operations	$968	$62	$154	$(46)	$258	$29	$(35)	$1,390

For the three months ended January 31, 2003:
Total net revenue	$5,598	$5,142	$3,552	$183	$2,972	$517	$76	$18,040

Earnings (loss) from operations	$911	$33	$(27)	$(55)	$339	$14	$(47)	$1,168

        The reconciliation of segment information to HP consolidated totals was as follows for the three months ended January 31, 2004 and 2003:

	Three months ended January 31,
	2004	2003
	(In millions)
Net revenue:
Total segments	$19,718	$18,040
Elimination of intersegment net revenue and other	(204)	(163)

Total HP consolidated net revenue	$19,514	$17,877

Earnings before taxes:
Total segment earnings from operations	$1,390	$1,168
Corporate and unallocated costs, and eliminations	(34)	(65)
Amortization of purchased intangible assets	(144)	(138)
Restructuring charges	(54)	—
Acquisition-related charges	(15)	(86)
Interest and other, net	11	51
Gains (losses) on investments and other, net	9	(5)

Total HP consolidated	$1,163	$925

        Assets are allocated to the individual segments based on the primary segments benefiting from the assets. Certain assets, such as deferred tax assets, which cannot be directly attributed to a segment, are allocated based on certain drivers. Corporate and unallocated assets are composed primarily of cash and cash equivalents and short-term investments. Total assets by segment and the reconciliation of segment assets to HP consolidated total assets was as follows for the periods ended January 31, 2004 and October 31, 2003:

	January 31, 2004	October 31, 2003
	(In millions)
Enterprise Storage and Servers	$13,752	$—
Software	1,310	—

Enterprise Systems Group	15,062	15,038
Imaging and Printing Group	13,259	13,824
Personal Systems Group	10,455	10,421
HP Services	12,173	12,700
HP Financial Services	7,909	7,830
Corporate Investments	420	228
Corporate and unallocated assets	14,030	14,675

Total HP consolidated	$73,308	$74,716

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

OVERVIEW

        We are a leading global technology company and earn our revenues and profits from the sale of products, technologies, solutions and services to consumers and businesses. Our portfolio is broad and includes home and business imaging and printing devices, publishing systems, personal computers, handheld computing devices, servers, storage solutions, software and a wide array of information technology ("IT") services. We face a variety of challenges and opportunities in responding to the dynamics of the technology industry, which is characterized by rapid change, evolving customer demands and intense competition.

        We have seven business segments, the Imaging and Printing Group ("IPG"), the Personal Systems Group ("PSG"), Enterprise Storage and Servers ("ESS"), Software, HP Services ("HPS"), HP Financial Services ("HPFS") and Corporate Investments. The operations of our business segments provide a robust platform for innovation and are designed to deliver the best possible experience to our customers. Our strategy revolves around continued investment in technology, research and development and innovation; expanding and strengthening our product portfolio; partnering with global industry leaders; delivering on our value proposition to our customers; and working to improve profitability, market share and financial strength. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of cash flow, effective management of working capital, funding commitments and other obligations, as well as the growth of our business.

        Net revenue was $19.5 billion in the first quarter of fiscal 2004 as compared to $17.9 billion in the corresponding period of fiscal 2003. The increase in revenue was due primarily to revenue growth in PSG, IPG, HPS and ESS. Our gross margin as a percentage of revenue decreased to 25.4% from 26.5% in the prior-year period resulting primarily from unfavorable gross margin impacts in PSG and HPS. We were profitable during both periods with net earnings of $936 million and $721 million in the first quarter of fiscal 2004 and fiscal 2003, respectively.

        In addition, during the first quarter of fiscal 2004, we generated $148 million in cash flow from operating activities. We paid dividends of $244 million and repurchased $256 million of our common stock, while investing $293 million in net capital expenditures as well as repaying certain borrowings.

        While there were indications that the economic outlook was improving as we entered into fiscal 2004, we expect IT spending to recover slowly. Accordingly, we do not expect a significant change in revenue in the second quarter.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the three-month period ended January 31, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 1 of the Consolidated Condensed Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

        The following is a summary of our consolidated operating results for the three months ended January 31, 2004 and 2003. This discussion is followed by a more detailed discussion of operating results by segment. Product category fluctuations highlighted at the consolidated level are more fully explained in the segment discussions. Consolidated results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31,
	2004		2003
	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in millions)
Net revenue	$19,514	100.0%	$17,877	100.0%
Cost of sales(1)	14,564	74.6	13,141	73.5

Gross margin	4,950	25.4	4,736	26.5
Research and development	875	4.5	908	5.1
Selling, general and administrative	2,719	13.9	2,725	15.2
Amortization of purchased intangible assets	144	0.7	138	0.8
Restructuring charges	54	0.3	—	—
Acquisition-related charges	15	0.1	86	0.5

Earnings from operations	1,143	5.9	879	4.9
Interest and other, net	11	0.1	51	0.3
Gains (losses) on investments and other, net	9	—	(5)	—

Earnings before taxes	1,163	6.0	925	5.2
Provision for taxes	227	1.2	204	1.2

Net earnings	$936	4.8	$721	4.0

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        Net revenue increased 9% (increased 1% on a constant currency basis) in the first quarter of fiscal 2004. U.S. revenue was $7.1 billion in the first quarter of fiscal 2004, flat compared to the prior year period, while international revenue increased 15% from the prior year period to $12.4 billion. The favorable currency impact was due primarily to the weakening of the dollar against the euro.

        In the first quarter of fiscal 2004, on a weighted percentage point basis, PSG, IPG, HPS and ESS accounted for 5.8, 1.7, 1.1 and 0.9 percentage points of the overall net revenue increase, respectively, moderated by a net revenue decline in HPFS of 0.4 percentage points. Software did not have a material impact on overall revenue growth.

        The increase in PSG revenue was driven by volume growth in both notebook and desktop PCs resulting from an increase in customer demand. Revenue growth in IPG was due mainly to increased sales of supplies which continue to grow as our installed base of printers grows, as well as revenue growth in home printer hardware reflecting an increase in sales of our all-in-one devices. HPS revenue growth was attributable to growth in customer support and managed services, offset in part by a decline in consulting and integration revenue. The increase in ESS revenue was due to growth in sales of industry standard servers, primarily our ProLiant servers, moderated mainly by a decrease in sales of business critical servers. The decline in HPFS revenue resulted primarily from a decrease in revenue-generating assets as portfolio amortization and asset sales exceeded new lease originations.

Gross Margin

        The decline in gross margin as a percentage of net revenue in the first quarter of fiscal 2004 as compared to the prior-year period was due to gross margin declines on a weighted basis of 1.0 percentage points in PSG and 0.7 percentage points in HPS, moderated by IPG and HPFS, each of which had slight gross margin improvements of 0.2 percentage points. ESS and Software did not have a significant impact on the overall gross margin decline.

        A mix shift toward PSG, which typically has lower gross margins than the other segments, as well as a gross margin decline within PSG that was driven by the continued competitive pricing environment, had an unfavorable impact on the overall gross margin. The HPS decline in gross margin was attributable to a gross margin decline in customer support resulting from longer IT product and service procurement cycles, competitive pricing pressures for both renewals and new contracts and a mix shift towards lower-margin services. In addition, a gross margin decline in managed services due primarily to large outsourcing contracts that typically have lower margins in the early stages of their life cycle contributed to the HPS gross margin decline. Operational efficiencies, a favorable mix shift within printer hardware and a continued mix shift toward the supplies business contributed to the improvement in IPG's gross margin, while the improvement of the HPFS gross margin reflected higher portfolio profitability resulting primarily from end of lease transactions.

Operating Expenses

  Research and Development

        The decrease in research and development expense as a percentage of net revenue in the first quarter of fiscal 2004 as compared to the prior-year period was due primarily to synergies realized through workforce reductions and expense control measures. Research and development expense decreased in each of our segments, with the exception of IPG, where an increase in expense reflected increased investments in research and development associated with strategic initiatives. The overall decline in research and development expense was moderated by unfavorable currency impacts resulting primarily from the weakening of the dollar against the euro.

  Selling, General and Administrative

        The decline in selling, general and administrative expense as a percentage of net revenue was due primarily to the increase in revenue coupled with essentially flat expense which reflected expense control measures. Although selling, general and administrative expense was flat compared to the prior-year period, the expense was impacted by unfavorable currency impacts resulting primarily from the weakening of the dollar against the euro.

  Amortization of Purchased Intangible Assets

        We amortize purchased intangible assets with finite useful lives over their estimated useful lives, generally two to ten years. In both periods, amortization expense consisted primarily of the amortization recorded in connection with the intangible assets acquired through our acquisitions in fiscal 2002.

  Restructuring Charges

        In the three months ended January 31, 2004, we recorded $54 million of restructuring charges. Of the $54 million charge, $22 million related to additional costs, net of reductions, in estimated severance costs and other employee benefits related to restructuring actions approved and implemented in the fourth quarter of fiscal 2003, while $4 million related to additional charges taken in connection with the fiscal 2003 second quarter action that did not meet the recognition criteria of Statement of Financial Accounting Standards ("SFAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities," at the time the plan was implemented and initiated. The remaining $28 million charge related to additional costs, net of reductions, in estimated severance costs and other employee benefits and other restructuring costs related to restructuring actions approved and implemented in fiscal 2002.

  Acquisition-Related Charges

        The acquisition-related charges in the first quarter of fiscal 2004 consisted of professional fees, while the charges in the first quarter of fiscal 2003 were attributable primarily to costs incurred for employee retention bonuses, as well as consulting services and professional fees.

Interest and Other, Net

        Interest and other, net, decreased $40 million in the first quarter of fiscal 2004 compared to the corresponding period in fiscal 2003. The decrease in the first quarter was attributable primarily to higher currency losses from balance sheet remeasurement and related hedging strategies and by a decline in interest income reflecting lower interest rates and a decrease in interest bearing cash accounts.

Gains (Losses) on Investments and Other, Net

        The gain on investments and other, net in the first quarter of fiscal 2004 was attributable mainly to a gain on the sale of an investment, while the loss in the first quarter of fiscal 2003 resulted primarily from impairment charges in excess of gains realized on our investment portfolio.

Provision for Taxes

        Our effective tax rate was approximately 20% for the three months ended January 31, 2004 and 22% for the three months ended January 31, 2003. HP's effective tax rates differed from the United States federal statutory rate of 35% in both periods due primarily to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.

Segment Information

        A description of the products and services, as well as quarter-to-date financial data, for each segment can be found in Note 13 to the Consolidated Condensed Financial Statements. We have restated segment financial data for the three-month period ended January 31, 2003 to reflect changes in HP's organizational structure that occurred in the first quarter of fiscal 2004. We describe these changes more fully in Note 13 to the Consolidated Condensed Financial Statements. HP bases the business segments disclosed in this Form 10-Q on HP's management organizational structure as of January 31, 2004, with separate reporting for ESS, Software and HPFS due to the distinct nature of these businesses. Future changes to this organizational structure may result in changes to the reportable segments disclosed. The results discussions below include the results of each of HP's segments, with the exception of Corporate Investments, for the three months ended January 31, 2004 and 2003.

Imaging and Printing Group

	For the three months ended January 31,
	2004	2003
	(Dollars in millions)
Net revenue	$5,910	$5,598
Earnings from operations	$968	$911
Earnings from operations as a percentage of net revenue	16.4%	16.3%

        IPG's net revenue grew 6% in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. On a constant currency basis, revenue decreased 2% in the first quarter of fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 6% revenue increase, printer supplies and home printer hardware represented 4.0 and

1.0 percentage points, respectively, of growth on a weighted basis, while digital imaging products and business printer hardware each accounted for 0.5 percentage points of the increase. During the first three months of fiscal 2004, the segment had solid revenue growth across all regions.

        Growth in printer supplies revenue in the first quarter of fiscal 2004 reflected higher volumes as a result of continued expansion of the printer hardware installed base. The net revenue increase in home printer hardware in the first quarter of fiscal 2004 was attributable to an 84% unit shipment increase of all-in-one devices as well as a shift from single-function printers to multi-function devices. Decreases in average selling prices due to a continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market, as well as decreases in sales of single-function devices, moderated home printer hardware revenue growth during the period. Revenue growth in digital imaging products in the first quarter of fiscal 2004 was attributable to sales of new models of cameras and Photosmart printers introduced in the "Big Bang 2" consumer launch in fiscal 2003, offset in part by a decrease in sales of scanners due to the declining scanner market. Digital camera unit shipments increased 42% in the first quarter of fiscal 2004 while Photosmart printers unit shipments increased 41%, respectively. Increasing multi-function printer demand, sales of low-end monochrome printers and growing business inkjet printer volume drove the revenue increase in business printer hardware during the period. A continued shift in demand to lower-priced products and a competitive pricing environment moderated the net revenue increase in business printer hardware.

        In the first quarter of fiscal 2004, the 0.1 net percentage point increase in the earnings from operations ratio consisted of a 0.8 percentage point improvement in gross margin offset in part by a 0.7 percentage point increase in operating expenses as a percentage of revenue. The improvement in gross margin for the period was due primarily to continued operational efficiencies in the supplies business, a mix shift toward higher-margin, multi-function products within home printer hardware and a positive mix shift to the supplies business, which typically has gross margins that exceed the segment average. A favorable currency impact on revenues resulting from the strengthening of the euro noted above also contributed to the gross margin improvement during the period. The increase in operating expenses as a percentage of revenue was driven mainly by increased investments in research and development for strategic initiatives, marketing costs associated with a company-wide product branding campaign and legal expenses associated with increased patent filings.

Personal Systems Group

	For the three months ended January 31,
	2004	2003
	(Dollars in millions)
Net revenue	$6,187	$5,142
Earnings from operations	$62	$33
Earnings from operations as a percentage of net revenue	1.0%	0.6%

        PSG's net revenue increased 20% (12% on a constant currency basis) in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 20% revenue increase, notebook PCs accounted for 12.5 percentage points of the increase on a weighted basis, while desktop PCs contributed 6.5 percentage points to the improvement. Growth in handhelds and workstations also contributed 1.0 and 0.5 percentage points, respectively, to the revenue increase.

        The revenue increase in the first quarter of fiscal 2004 resulted from an increase in volumes across all businesses, offset in part by an overall decline in average selling prices. An increase in notebook PC volumes of 52% in the first quarter of fiscal 2004 compared to the prior year period was due to increased consumer demand, the continued shift toward mobility and the launch of the widescreen and media center notebooks. The increase in consumer desktop PCs was the result of increased demand and market share gains in Europe, combined with re-entry into the China market. Commercial desktop PC increases are primarily the result of an increase in the monitor attach rate during the period, notably from increased sales of flat panel displays. Handheld revenues increased 25% due to new product introductions, mainly in the sub-$300 market. Workstation revenue increased primarily in the Windows® based personal workstation space, offset in part by declines in UNIX® based workstations. The overall decline in average selling prices during the period was attributable to the competitive pricing environment.

        The 0.4 percentage point operating profit improvement was due to a decrease of 2.2 percentage points in operating expenses offset in part by a decline in gross margin of 1.8 percentage points. The operating expense improvement resulted from headcount reductions, tightening of administrative costs and lower research and development expense. The gross margin decline is the result of an increasingly competitive pricing environment.

Enterprise Storage & Servers

	For the three months ended January 31,
	2004	2003
	(Dollars in millions)
Net revenue	$3,717	$3,552
Earnings (loss) from operations	$154	$(27)
Earnings (loss) from operations as a percentage of net revenue	4.1%	(0.8)%

        ESS's net revenue increased 5% in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. On a constant currency basis, revenue decreased 4% in the first quarter of fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 5% net revenue increase, industry standard servers accounted for 7.0 percentage points on a weighted basis, offset in part by a 2.0 percentage point decline in business critical servers and a slight decline in storage. Overall, segment revenue in the first quarter of fiscal 2004 was impacted positively by a slight recovery in IT spending, but continued to be impacted unfavorably by competitive pricing pressures across all business units and geographic regions.

        Unit sales of industry standard servers increased 23% in the first quarter of fiscal 2004 compared to the prior year period and more than offset the revenue decline attributable to declining average selling prices due to competitive pricing pressures. Total industry standard server revenue had 15% growth in the period due to strong worldwide shipments of our ProLiant servers. The revenue decline in business critical servers in the first quarter of fiscal 2004 reflected an expected decline in AlphaServers, while RISC and Itanium® -based servers remained relatively flat overall and NonStop servers experienced strong revenue growth. The decline in the Alpha business was due primarily to a decline in mid-range servers as customers chose to transition to our other enterprise offerings, offset in part by strength in high-end AlphaServers. Low-end and mid-range UNIX® revenue declined during the period, offset in part by growth in high-end UNIX® server revenue due to continued strength in Superdome products and continued strong demand for our Integrity servers. NonStop server revenue increased in the first quarter of fiscal 2004, reflecting improved spending in the telecommunications and financial services industries. A decline in sales of legacy arrays, offset in part by a mix shift toward EVA products, drove storage revenue down slightly in the first quarter of fiscal 2004.

        In the first quarter of fiscal 2004, the improvement of 4.9 percentage points in the operating profit ratio was due to a 4.2 percentage point decrease in operating expenses as a percentage of revenue and a 0.7 percentage point improvement in gross margin. Cost savings achieved through workforce reductions and continued cost control measures, offset in part by an unfavorable currency impact, drove the decline in operating expenses as a percentage of revenue in the first quarter of fiscal 2004. The gross margin improvement in the period reflected favorable mix shifts within business critical servers and storage, coupled with improved warranty management. An unfavorable mix shift from business critical servers toward lower-margin industry standard servers, reflecting faster growth in the industry standard server market, moderated overall margin improvement.

Software

	For the three months ended January 31,
	2004	2003
	(Dollars in millions)
Net revenue	$200	$183
Loss from operations	$(46)	$(55)
Loss from operations as a percentage of net revenue	(23.0)%	(30.1)%

        Software's net revenue increased 9% in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. On a constant currency basis, revenue was essentially flat in the first quarter of fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 9% revenue increase, OpenView management software represented 6.0 percentage points of growth on a weighted basis, while OpenCall contributed the remaining 3.5 percentage points of the revenue increase. The increase in OpenView management software is due to increased spending resulting from the improved economic outlook as we continue to build momentum in our Adaptive Enterprise strategy. The improvement in OpenCall, our telecommunication solutions product line, was due to increased spending in the telecommunications industry.

        In the first quarter of fiscal 2004, the operating loss improvement of 7.1 percentage points was driven mainly by a decrease in operating expenses as a percentage of revenue. Cost savings achieved through workforce reductions and continued cost controls, offset in part by an unfavorable currency impact and acquisitions, drove the decline in operating expenses as a percentage of revenue in the first quarter of fiscal 2004.

HP Services

	For the three months ended January 31,
	2004	2003
	(Dollars in millions)
Net revenue	$3,161	$2,972
Earnings from operations	$258	$339
Earnings from operations as a percentage of net revenue	8.2%	11.4%

        HPS' net revenue increased 6% in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. On a constant currency basis, revenue decreased 1% in the first quarter of fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Of the overall 6% net revenue increase, the customer support and managed services businesses represented 4.5 and 4.0 percentage points of growth, respectively, on a weighted basis, offset in part by a decrease of 2.0 percentage points in the consulting and integration business.

        The growth in the customer support business in the first quarter of fiscal 2004 was driven by increased multi-technology support services and higher sales of replacement parts, primarily in EMEA. The increase in revenue from large outsourcing deals that closed in the later half of fiscal 2003 drove the growth in managed services in the first quarter of fiscal 2004. A decrease in sales of complementary third-party products and a decline in core consulting and integration services drove the net revenue decrease in the consulting and integration business in the first quarter of fiscal 2004. The decline in core consulting and integration revenue reflected competitive pricing pressures and continued weak demand for consulting services.

        Earnings from operations as a percentage of net revenue declined 3.2 percentage points in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. Longer IT product and service procurement cycles, competitive pricing pressures in both renewals and new contracts and a mix shift towards lower-margin service levels affected the customer support operating profit ratio. Large outsourcing contracts at the early stages of their life cycle had lower margins, which drove the decline in the managed services operating profit ratio. The operating profit ratio decrease in the consulting and integration business resulted primarily from revenue decline and lower labor utilization rates. The overall segment operating profit ratio decline in the first quarter of fiscal 2004 was moderated by a favorable business mix shift away from the consulting and integration business, which typically has an operating profit ratio lower than the segment average combined with expense control measures and workforce reduction initiatives.

HP Financial Services

	For the three months ended January 31,
	2004	2003
	(Dollars in millions)
Net revenue	$441	$517
Earnings from operations	$29	$14
Earnings from operations as a percentage of net revenue	6.6%	2.7%

        HPFS' net revenue declined 15% in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. The decrease in net revenue was due primarily to lower revenue-generating assets as portfolio amortization and asset sales exceeded new lease originations. In addition, decreased revenue from equipment sales after the expiration of the associated lease terms and lower interest rates contributed to the revenue decrease.

        The 3.9 net percentage point increase in the earnings from operations ratio consisted of a 4.7 percentage point increase in gross margin, offset in part by a 0.8 percentage point increase in operating expenses as a percentage of net revenue. The gross margin improvement in the period reflected higher portfolio profitability resulting primarily from end of lease transactions. Operating expenses decreased in the first quarter of fiscal 2004. However, operating expenses as a percentage of net revenue increased as the decrease in revenue exceeded the rate of the operating expense decline. The increase in the operating expense ratio was moderated by cost control measures.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended January 31,	2004	2003	Increase (Decrease)
	(In millions)
Net cash provided by operating activities	$148	$647	$(499)
Net cash used in investing activities	(299)	(329)	30
Net cash (used in) provided by financing activities	(461)	1,131	(1,592)

Net (decrease) increase in cash and cash equivalents	$(612)	$1,449	$(2,061)

Cash and Cash Flow

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

        Net cash provided by operating activities decreased in the three months ended January 31, 2004 as compared to the corresponding period in fiscal 2003 primarily as a result of timing of payments on accounts payable and, to a lesser extent, increased inventory levels. The decrease was partially offset by increased net earnings, lower payment of company performance bonuses in the three months ended January 31, 2004 as compared to the corresponding period in fiscal 2003, as well as increased collections from trade accounts receivable due to the timing of revenue.

        Net cash used in investing activities slightly decreased in the three months ended January 31, 2004 as compared to the corresponding period in fiscal 2003. The decline was primarily the result of decreased net capital expenditures and increased maturities and sales of investments net of investment purchases, moderated by an increase in cash paid for business acquisitions.

        The decrease in cash flows from financing activities was due primarily to net payments of notes payable and commercial paper of approximately $90 million in the three months ended January 31, 2004 compared to net issuances of $1.1 billion in the corresponding period in fiscal 2003. To a lesser extent, the decline was due to net payments of debt of approximately $140 million in the three months ended January 31, 2004 compared to net issuances of debt of approximately $240 million in the corresponding period in fiscal 2003, as well as increased repurchases of common stock of approximately $100 million.

Performance Metrics

	January 31, 2004	October 31, 2003	January 31, 2003
Days sales outstanding ("DSO")	38	40	40
Inventory turns	9.0	9.8	8.6

        The sequential and year-over-year improvement in trade accounts receivable DSO resulted from increased effectiveness in collection efforts from both retail and business customers. The sequential decline in annualized inventory turns resulted primarily from inventory build-up during the first quarter of fiscal 2004 associated with strategic purchases and new product introductions, while the year-over-year improvement was mainly the result of active inventory management.

Stock Repurchases

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. In the three month period ended January 31, 2004, we repurchased 11.5 million shares for an aggregate price of $256 million. In the three-month period ended January 31, 2003, we repurchased 8.1 million shares for an aggregate price of $155 million. As of March 5, 2004, we had authorization for remaining future repurchases of approximately $829 million.

Funding Commitments

        As a result of our approved restructuring plans, we expect future cash expenditures of $641 million, primarily for employee severance and other employee benefits and facilities costs. Of this amount, $599 million is recorded on our Consolidated Condensed Balance Sheet at January 31, 2004,

and $42 million will be expensed in future periods as the costs are incurred or the requirements to record the costs as a liability are met. Cash expenditures related to employee severance are expected to be substantially complete in the current fiscal year.

        As of January 31, 2004, approximately $100 million of contributions have been made to our pension and post-retirement plans. We presently anticipate contributing an additional $900 million to fund our pension and post-retirement plans in fiscal 2004, of which $840 million relates to pension funding, for a total of $1 billion in pension and post-retirement funding for fiscal 2004. HP's funding policy is to contribute cash to its pension plans so that minimum contribution requirements, as established by local government funding and taxing authorities, are met. In the current fiscal year, we will continue to contribute cash to our global pension plans in amounts that are consistent with local funding requirements and tax considerations.

        We issued approximately 53 million non-transferable contingent value rights ("CVRs") in connection with our acquisition of Indigo that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of January 31, 2004 and October 31, 2003.

        In connection with previously-announced acquisitions, in the second quarter of fiscal 2004, we expect to pay an aggregate of approximately $700 million in cash. Certain of the acquisitions are subject to the approval of the acquired company's shareholders or regulatory authorities, as well as customary closing conditions.

        We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, cash flows from operations and both short- and long-term borrowings. We invest excess cash primarily in short-term investments that meet HP's credit rating standards.

Borrowings

	January 31, 2004	October 31, 2003	Increase (Decrease)	Amount Available as of January 31, 2004(1)
	(In millions)
Notes payable and short-term borrowings	$837	$1,080	$(243)	$9,299
Long-term debt	6,544	6,494	50	3,069

Total short- and long-term debt	$7,381	$7,574	$(193)	$12,368

(1)
Amount available includes amounts remaining available for future borrowings under our lines of credit and commercial paper program as well as amounts registered but unissued under our 2002 Shelf Registration Statement and amounts available for future borrowings under the Euro Medium-Term Note Programme.

        Short- and long-term debt in the three months ended January 31, 2004 decreased by $193 million from the beginning of the period. The decrease in notes payable and short-term borrowings was due mainly to the repayment of $843 million under our commercial paper programs and repayment of the short-term portion of long-term debt of approximately $150 million, offset in part by $761 million issued under our commercial paper programs. The increase in long-term debt was due mainly to a net $38 million non-cash increase from foreign currency remeasurement, mark-to-market adjustments, and premium and discount amortization.

Notes Payable and Short-term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, the related average interest rates and amounts remaining available for future borrowings were as follows at March 5, 2004:

	As of March 5, 2004
	Amount Outstanding	Average Interest Rate	Amount Available
	(Dollars in millions)
Current portion of long-term debt	$123	4.53%	$—
Commercial paper	510	1.79%	3,990
Notes payable to banks, lines of credit and other	331	1.94%	2,214
Credit facilities	—	—	3,000

	$964		$9,204

        In the three months ended January 31, 2004, we issued a total of $260 million of commercial paper at an interest rate of 1.16% under our $4.0 billion U.S. commercial paper program that we established in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, issued $501 million of certificates of deposit during the three months ended January 31, 2004, at local currency interest rates ranging from 1.11% to 2.23%, under a Euro Commercial Paper/Certificate of Deposit Programme that we established in May 2001.

        We also maintain, through various foreign subsidiaries, lines of credit from a number of financial institutions.

        We intend to replace our $1.7 billion credit facility established in March 2003 and $1.3 billion credit facility established in March 2002 (together, the "Credit Facilities") with a $1.5 billion 364-day senior unsecured committed borrowing facility and a $1.5 billion five-year facility (together, the "New Credit Facilities") in March 2004. Interest rates and other terms of borrowing under the Credit Facilities and the New Credit Facilities vary or will vary, as applicable, based on our external credit ratings. The Credit Facilities and New Credit Facilities are or will be available for general corporate purposes, including supporting the issuance of commercial paper.

Long-term Debt

        Book value of long-term debt and amounts registered but unissued under the applicable registration statement or available for future borrowings (in each case, as shown in the Amount Available column) were as follows at March 5, 2004:

	As of March 5, 2004
	Amount Outstanding	Amount Available
	(In millions)
2002 Shelf Registration Statement	$1,991	$1,000
2000 Shelf Registration Statement	2,806	—
Euro Medium-Term Note Programme	926	2,073
Other, including assumed Compaq debt	781	—

	6,504	3,073
Fair value adjustment related to SFAS No. 133	182
Less current portion	(123)

	$6,563	$3,073

        At March 5, 2004, we had outstanding long-term debt totaling $6.7 billion, which excludes the fair value adjustment related to SFAS No. 133 of $182 million and discounts on debt issuances totaling $181 million, and includes $123 million due within one year. Of our total long-term debt outstanding, approximately $3.1 billion is due between 2004 and 2006, approximately $2.6 billion is due between 2007 and 2009 and the remainder is due at various dates through 2023. For a description of our outstanding debt, see Note 8 to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

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

        The vast majority of total outstanding debt was issued or assumed by HP and not by our financing business, HPFS. However, HPFS is a financial services organization and, like other financial services companies, has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At January 31, 2004, HPFS had approximately $6.7 billion in net financing assets, which include short- and long-term financing receivables and operating lease assets.

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

        The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position. In addition, in the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the root cause of the problem and to determine appropriate solutions. However, we may have limited ability to control quality issues, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch"), we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could have a material adverse effect on our revenue and operating results.

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

        In addition to acquisitions, we periodically enter into large outsourcing transactions to manage IT infrastructure and provide related products and services. We evaluate and enter into other alliance, joint venture and divestiture transactions on an ongoing basis. We may not successfully address the challenges associated with these transactions in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of any transaction to the extent, or in the timeframe, anticipated. Moreover, the timeframe for achieving benefits may depend partially upon the actions of employees, suppliers or other third parties.

        Managing acquisitions, outsourcing transactions, alliances, joint ventures and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with transactions, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain and extraordinary transactions could impact our effective tax rate. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

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

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Softened demand for our products and services caused by economic weakness and constrained information technology spending over the past several years has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. In addition, customer financial difficulties have resulted, and could in the future result, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. We have also experienced, and may in the future experience, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic difficulties also have led to restructuring actions and associated expenses and impairment of our investment portfolio. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Terrorist acts, conflicts and acts of war may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts, conflicts or acts of war (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 and subsequent terrorist attacks in Iraq and other countries have created many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security, and other actual or potential conflicts or acts of war, including the ongoing military operations in Iraq, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. In addition, as a major multi-national company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and acts of war.

If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue, gross margin and profitability could suffer.

        We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both retail and direct sales to both enterprise accounts and consumers. Since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore profitability. Moreover, our distribution channel mix may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. Other distribution risks include alienating channel partners, financial weakness of competitors and inventory management problems, as described below.

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

  •
  Shortages.    Occasionally we may experience a short supply of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

  •
  Oversupply.    In order to secure supplies for the provision of products or services or to secure workers in critical areas, at times we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components or we could have an oversupply of workers in certain areas, either of which could adversely affect our gross margin. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

  •
  Long-term pricing commitments.    As a result of binding price or purchase commitments with vendors, we may be obligated to purchase supplies or to retain workers at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase supplies or to retain workers for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or workers at lower prices, and our gross margin could suffer.

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

        Sales outside the United States make up more than half of our revenue. Our future revenue, gross margin, expenses and financial condition could also suffer due to a variety of international factors, including:

  •
  changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

  •
  ongoing regional instability, such as that experienced in Israel, where our Indigo subsidiary has research and development and manufacturing operations;

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

  •
  natural disasters, such as earthquakes and typhoons; and

  •
  medical disasters, such as Severe Acute Respiratory Syndrome ("SARS").

        The factors described above could also disrupt our product and component manufacturing and key suppliers located outside of the United States.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake. In addition, some areas, including California and parts of the East Coast and Midwest of the United States, have experienced, and may continue to experience, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly self-insured for losses and interruptions caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters.

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

        We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees'

interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of HP's employee stock options have had exercise prices in excess of HP's stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have proposed, and are currently considering, changes to United States generally accepted accounting principles that would require HP and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future, which may result in changes in our equity compensation strategy. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expense to HP.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq acquisition, we announced workforce restructurings as well as reductions through our early retirement programs involving approximately 17,600 employees worldwide. In addition to these workforce reductions, in fiscal 2003 we took restructuring charges for incremental workforce reductions of 9,200 employees. Hiring in key areas offset some of these workforce reductions. We may have additional workforce reductions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth above under Note 12 contained in the "Notes to Consolidated Condensed Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds.

Sales of Unregistered Securities

        On January 16, 2004, HP issued a total of 445 shares of unregistered HP common stock to a former employee of Indigo upon the exercise of options assumed in connection with the Indigo acquisition, for an aggregate purchase price of $5,767.20. The foregoing purchase and sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

    The Exhibit Index found on page 61 of this report sets forth a list of exhibits.

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

          On February 12, 2004, HP filed a report on Form 8-K dated February 11, 2004 relating to the results of its first fiscal quarter ended January 31, 2004. Under the Form 8-K, HP furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled "HP Expects to Report Revenue of $19.5 Billion and Non-GAAP EPS of $0.35 for First Fiscal Quarter" as an exhibit under Item 7.

          On February 19, 2004, HP filed a report on Form 8-K dated February 19, 2004 relating to the results of its first fiscal quarter ended January 31, 2004. Under the Form 8-K, HP furnished (not filed) pursuant to Item 12 under Item 7 the press release entitled "HP Reports First Quarter 2004 Results" relating to the results of its first fiscal quarter ended January 31, 2004, as well as related non-GAAP financial information, and filed GAAP financial statements for the quarter as an exhibit under Item 7.

          On February 20, 2004, HP filed a report on Form 8-K dated February 20, 2004 providing an additional financial table containing line items for the Enterprise Storage and Server division and the Software division within HP's Enterprise Systems Group for its first fiscal quarter ended January 31, 2004. Under the Form 8-K, HP furnished (not filed) pursuant to Item 12 under Item 7 the financial table as an exhibit under item 7.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 11, 2004

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
1	Not applicable.
2(a)	Master Separation and Distribution Agreement between Hewlett-Packard Company and Agilent Technologies, Inc.	10-K	001-04423	2	January 27, 2000
2(b)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws adopted November 22, 2002.	10-K	001-04423	3(c)	January 21, 2003
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)	Form of Registrant's 7.15% Global notes due June 15, 2005, and related Officers' Certificate	8-K	001-04423	4.1 and 4.3	June 15, 2000
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(f)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001
4(g)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(h)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(i)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(j)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
5-9	Not applicable.
10(a)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(b)	Registrant's 1997 Director Stock Plan, amended and restated effective as of July 18, 2002.*	10-Q	001-04423	10(h)	September 13, 2002
10(c)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(d)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(e)	Registrant's 1985 Incentive Compensation Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(e)	January 21, 2003
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003

10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Form of Restricted Stock Gant Notice—1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(k)	Compaq Computer Corporation 1985 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(k)	January 21, 2003
10(l)	Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(l)	January 21, 2003
10(m)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(m)	January 21, 2003
10(n)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(o)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.11	April 18, 2002
10(p)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(q)	StorageApps Inc. 2000 Stock Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(q)	January 21, 2003
10(r)	Flexible Stock Incentive Plan of Indigo N.V., amended and restated effective November 21, 2002.*	10-K	001-04423	10(r)	January 21, 2003
10(s)	Indigo N.V. 1996 International Flexible Stock Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(s)	January 21, 2003
10(t)	Verifone, Inc. Amended and Restated 1992 Non-Employee Directors' Stock Option Plan.*	S-8	333-30459	99.1	July 1, 1997
10(u)	Verifone, Inc. Amended and Restated 1987 Supplemental Stock Option Plan amended and restated effective November 21, 2002.*	10-K	001-04423	10(u)	January 21, 2003
10(v)	Verifone, Inc. Amended and Restated Incentive Stock Option Plan and form of agreement.*	S-8	333-30459	99.2	July 1, 1997
10(w)	1995 Convex Stock Option Conversion Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(w)	January 21, 2003
10(x)	1993 Metrix Stock Option Conversion Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(x)	January 21, 2003
10(y)	Registrant's 2000 Employee Stock Purchase Plan, amended and restated effective November 1, 2000.*	10-Q	001-04423	10(y)	March 12, 2003
10(z)	Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.*	10-Q	001-04423	10(c)	September 12, 2000
10(a)(a)	First Amendment to Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.*	10-K	001-04423	10(b)(b)	January 21, 2003
10(b)(b)	Hewlett-Packard Company Cash Account Pension Restoration Plan.*	10-K	001-04423	10(c)(c)	January 21, 2003
10(c)(c)	Registrant's Executive Pay-for-Results Plan, amended and restated effective November 1, 2003.*‡
10(d)(d)	Registrant's Executive Deferred Compensation Plan, amended and restated effective October 1, 2003.*	10-Q	001-04423	10(e)(e)	September 11, 2003
10(e)(e)	Registrant's 2001 Executive Transition Program.*	10-K	001-04423	10(z)	January 29, 2002

10(f)(f)	Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(g)(g)	September 20, 1999
10(g)(g)	Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(i)(i)	September 20, 1999
10(h)(h)	Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(j(j)	September 20, 1999
10(i)(i)	Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(k)(k)	September 20, 1999
10(j)(j)	Form of Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(k)(k)	Form of Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(l)(l)	Form of letter dated March 6, 2003, amending Severance Agreement for certain Compaq employees prior to its acquisition by HP.*	10-Q	001-04423	10(m)(m)	June 12, 2003
10(m)(m)	Form of Indemnity Agreement between Compaq and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(n)(n)	General Waiver and Release Agreement executed by Michael D. Capellas with attached Benefits Summary Upon Termination dated November 11, 2002.*	10-K	001-04423	10(p)(p)	January 21, 2003
10(o)(o)	Registrant's Service Anniversary Stock Plan amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003
10(p)(p)	Registrant's Employee Stock Purchase Plan amended and restated as of June 30, 2000.*	10-K	001-04423	10(s)(s)	January 21, 2003
10(q)(q)	Registrant's 1987 Director Option Plan.*	S-8	33-30769	4	August 31, 1989
10(r)(r)
	Stock Option Agreement for Registrant's 2000 Stock Plan, as amended, 1995 Incentive Stock Plan, as amended, Compaq 2001 Stock Option Plan, as amended, Compaq 1998 Stock Option Plan, as amended, Compaq 1995 Equity Incentive Plan, as amended and Compaq 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(z)(z)	June 12, 2003
10(s)(s)	Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(t)(t)	Stock Option Agreement for Registrant's 1985 Incentive Compensation Plan, as amended.*	10-K	001-04423	10(b)	January 27, 2000
10(u)(u)	Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-K	001-04423	10(x)(x)	January 21, 2003
10(v)(v)	Stock Option Agreement for Registrant's 1987 Director Option Plan.*	10-K	001-04423	10(y)(y)	January 21, 2003
10(w)(w)	Stock Option Agreement for Compaq 1985 Stock Option Plan, as amended.*	10-K	001-04423	10(z)(z)	January 21, 2003
10(x)(x)	Stock Option Agreement for Compaq 1985 Nonqualified Stock Option Plan, as amended.*	10-K	001-04423	10(a)(1)	January 21, 2003
10(y)(y)	Form of Cash Award Agreement (Performance Based) for Registrant's 2000 Stock Plan, as amended.*	10-Q	001-04423	10(a)(1)	June 12, 2003
10(z)(z)	Severance Plan for Executive Officers of Hewlett-Packard Company.*	10-K	001-04423	10(z)(z)	January 20, 2004
10(a)(1)	Consera Software Corporation 2002 Stock Plan.*	S-8	333-113148	4.1	February 27, 2004

Exhibit Number	Exhibit Description
11	Not applicable.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	Not applicable.
15	None.
16-17	Not applicable.
18-19	None.
20-21	Not applicable.
22-24	None.
25-26	Not applicable.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

*
Indicates management contract or compensatory plan, contract or arrangement.

‡
Filed herewith.

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

QuickLinks

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Statement of Earnings (In millions, except per share amounts) (Unaudited)
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Balance Sheet (In millions, except par value)
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Statement of Cash Flows (In millions) (Unaudited)
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements (Unaudited)
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