Form 10-Q
period 2004-04-30
HEWLETT PACKARD CO
filed 2004-06-09
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2004
Common stock, $0.01 par value	3,049,351,000 shares

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; any statements concerning developments, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include macroeconomic and geopolitical trends and events; the execution and performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; and other risks that are described herein and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed after HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2003, except as to items that are specifically superseded by "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net revenue:
Products	$16,160	$14,457	$32,046	$28,878
Services	3,857	3,412	7,377	6,743
Financing income	96	114	204	239

Total net revenue	20,113	17,983	39,627	35,860

Costs and expenses:
Cost of products	12,064	10,543	23,889	21,236
Cost of services	2,936	2,508	5,635	4,899
Financing interest	45	52	85	109
Research and development	910	941	1,785	1,849
Selling, general and administrative	2,816	2,795	5,535	5,520
Amortization of purchased intangible assets	148	141	292	279
Restructuring charges	38	234	92	234
Acquisition-related charges	9	126	24	212
In-process research and development charge	9	—	9	—

Total costs and expenses	18,975	17,340	37,346	34,338

Earnings from operations	1,138	643	2,281	1,522
Interest and other, net	2	(20)	13	31
(Losses) gains on investments and other, net	(5)	(12)	4	(17)
Dispute settlement	(70)	—	(70)	—

Earnings before taxes	1,065	611	2,228	1,536
Provision for (benefit from) taxes	181	(48)	408	156

Net earnings	$884	$659	$1,820	$1,380

Net earnings per share:
Basic	$0.29	$0.22	$0.60	$0.45

Diluted	$0.29	$0.22	$0.59	$0.45

Cash dividends declared per share	$—	$—	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	3,043	3,047	3,047	3,047
Diluted	3,081	3,059	3,086	3,062

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheet

(In millions, except par value)

	April 30, 2004	October 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,654	$14,188
Short-term investments	354	403
Accounts receivable, net of allowance for doubtful accounts of $312 and $347 as of April 30, 2004 and October 31, 2003, respectively	8,530	8,921
Financing receivables, net of allowance for doubtful accounts of $130 and $119 as of April 30, 2004 and October 31, 2003, respectively	3,016	3,026
Inventory	6,273	6,065
Other current assets	7,776	8,351

Total current assets	40,603	40,954
Property, plant and equipment, net of accumulated depreciation of $6,893 and $6,817 at April 30, 2004 and October 31, 2003, respectively	6,382	6,482
Long-term financing receivables and other assets	8,109	8,030
Goodwill	15,542	14,894
Purchased intangible assets, net	4,288	4,356

Total assets	$74,924	$74,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$803	$1,080
Accounts payable	8,268	9,285
Employee compensation and benefits	1,899	1,755
Taxes on earnings	1,484	1,599
Deferred revenue	4,279	3,665
Accrued restructuring	360	709
Other accrued liabilities	8,721	8,545

Total current liabilities	25,814	26,638
Long-term debt	6,453	6,494
Other liabilities	3,809	3,838
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 3,038 and 3,043 shares issued and outstanding at April 30, 2004 and October 31, 2003, respectively)	30	30
Additional paid-in capital	24,397	24,587
Retained earnings	14,577	13,332
Accumulated other comprehensive loss	(156)	(203)

Total stockholders' equity	38,848	37,746

Total liabilities and stockholders' equity	$74,924	$74,716

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Cash Flows

(In millions)

(Unaudited)

	Six months ended April 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,820	$1,380
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,191	1,320
Provisions for bad debt and inventory	166	250
(Gains) losses on investments and other, net	(4)	17
In-process research and development charge	9	—
Acquisition-related charges	24	212
Restructuring charges	92	234
Deferred taxes on earnings	125	(161)
Other, net	56	28
Changes in assets and liabilities:
Accounts and financing receivables	750	778
Inventory	(359)	(135)
Accounts payable	(1,058)	25
Taxes on earnings	(78)	44
Other assets and liabilities	483	(210)
Restructuring	(435)	(576)

Net cash provided by operating activities	2,782	3,206

Cash flows from investing activities:
Investment in property, plant and equipment	(923)	(1,063)
Proceeds from sale of property, plant and equipment	245	172
Purchases of investments	(353)	(212)
Maturities and sales of investments	579	336
Net cash paid for business acquisitions	(786)	(59)

Net cash used in investing activities	(1,238)	(826)

Cash flows from financing activities:
Decrease in notes payable and short-term borrowings, net	(118)	(200)
Issuance of long-term debt	9	767
Payment of long-term debt	(174)	(35)
Issuance of common stock under employee stock plans	297	207
Repurchase of common stock	(604)	(346)
Dividends	(488)	(489)

Net cash used in financing activities	(1,078)	(96)

Increase in cash and cash equivalents	466	2,284
Cash and cash equivalents at beginning of period	14,188	11,192

Cash and cash equivalents at end of period	$14,654	$13,476

Supplemental schedule of noncash financing activities:
Net issuances of common stock for employee benefit plans	$47	$—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2004, its results of operations for the three and six months ended April 30, 2004 and 2003, and its cash flows for the six months ended April 30, 2004 and 2003. The Consolidated Condensed Balance Sheet as of October 31, 2003 is derived from the October 31, 2003 audited financial statements. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        The results of operations for the three and six months ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

        Revenue from software consists of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE, the residual method. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, HP first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. HP recognizes revenue allocated to software licenses at the inception of the license. HP recognizes revenue allocated to post-contract customer support ratably over the term of the contract.

  Services

        Services revenue consists mainly of revenue from the HP Services business. In addition, services revenue also includes revenue generated from service-related solutions in the Imaging and Printing, Personal Systems and Software businesses.

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

  Financing

        HP recognizes revenue from the sale of equipment under sales-type leases and direct-financing leases as product revenue at the inception of the lease. HP earns associated financing interest income on an accrual basis under an effective interest method. HP ceases revenue recognition on delinquent accounts based upon a number of factors, including customer credit history, number of days past due and the terms of the customer agreement. HP resumes revenue recognition and recognizes any associated deferred revenue when appropriate customer actions are taken to remove accounts from delinquent status. HP recognizes revenue from operating leases on an accrual basis as services revenue as the rental payments become due.

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

        HP has determined pro forma net earnings and earnings per share information as if the fair value method described in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," had been applied to its employee stock-based compensation. The pro forma effect on net earnings and net earnings per share as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the three and six months ended April 30, 2004 and 2003:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
	(In millions, except per share data)
Net earnings, as reported	$884	$659	$1,820	$1,380
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	6	6	12	14
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(188)	(211)	(362)	(412)

Pro forma net earnings	$702	$454	$1,470	$982

Basic net earnings per share:
As reported	$0.29	$0.22	$0.60	$0.45

Pro forma	$0.23	$0.15	$0.48	$0.32

Diluted net earnings per share:
As reported	$0.29	$0.22	$0.59	$0.45

Pro forma	$0.23	$0.15	$0.48	$0.32

  Stock Repurchases

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. HP had authorization for future repurchases of $1.2 billion of common stock under the program at October 31, 2003 and authorization for future repurchases of $601 million at April 30, 2004. In May 2004, the Board of Directors of HP authorized an additional $2.0 billion for future repurchases of HP's outstanding shares of common stock. HP repurchased 16 million shares for an aggregate price of $348 million in the second quarter of fiscal 2004 and repurchased 27 million shares for an aggregate price of $604 million in the first half of fiscal 2004. HP repurchased 12 million shares for an aggregate price of $191 million in the second quarter of fiscal 2003 and repurchased 20 million shares for an aggregate price of $346 million in the first half of fiscal 2003. For additional information on share repurchases during the second quarter of fiscal 2004, see "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities."

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations on proposed modifications to FIN 46 and re-issued FIN 46 ("Revised Interpretation") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Revised Interpretation for all VIEs was effective for HP's second quarter of fiscal 2004. HP has not entered into any material arrangements with VIEs created after January 31, 2003. Further, HP evaluated the provisions under the Revised Interpretation on our arrangements prior to February 1, 2003 and determined that HP did not create any material VIEs, including Special Purpose Entities ("SPEs"), that have an impact on its financial position, results of operations and cash flows.

        In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS 132(R) revised employers' disclosure about pension plans and other post-retirement benefit plans. SFAS 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS 132(R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS 132(R) are effective for HP's second quarter of fiscal 2004. HP early adopted the interim disclosure requirements in its Consolidated Condensed Financial Statements for the three months ended January 31, 2004 as disclosed in Note 11.

        In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of post-retirement health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. When adopted, FSP 106-2 will supersede FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which was issued in January 2004 and permitted a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until more authoritative guidance on the accounting for the federal subsidy was issued. HP elected the one-time deferral allowed under FSP 106-1 and as a result any measures of the accumulated post-retirement benefit obligation or net periodic post-retirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on post-retirement health care benefit plans. FSP 106-2 provides authoritative guidance on the accounting for the federal subsidy and specifies the disclosure requirements for employers who have adopted FSP 106-2, including those who are unable to determine whether benefits provided under its plan are actuarially equivalent to Medicare Part D. Detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined, the evidence required to demonstrate actuarial equivalency, and the documentation requirements necessary to be entitled to the subsidy. FSP 106-2 is effective for HP's fourth quarter of fiscal 2004. HP is currently evaluating the effect that the adoption of FSP 106-2 will have on its results of operations and financial condition.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 will be effective for HP's third quarter of fiscal 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for HP's fiscal year ending 2004. HP does not expect the adoption of EITF 03-1 to have a material effect on its results of operations and financial condition.

Note 2: Net Earnings Per Share

        HP's basic earnings per share ("EPS") is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect of potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the three and six months ended April 30, 2004 and 2003:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
	(In millions, except per share amounts)
Numerator:
Net earnings	$884	$659	$1,820	$1,380
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	2	2	4	4

Net earnings, adjusted	$886	$661	$1,824	$1,384

Denominator:
Weighted-average shares used to compute basic EPS	3,043	3,047	3,047	3,047
Effect of dilutive securities:
Dilutive common stock equivalents	30	4	31	7
Zero-coupon subordinated convertible notes	8	8	8	8

Dilutive potential common shares	38	12	39	15

Weighted-average shares used to compute diluted EPS	3,081	3,059	3,086	3,062

Net earnings per share:
Basic	$0.29	$0.22	$0.60	$0.45

Diluted	$0.29	$0.22	$0.59	$0.45

        In the second quarter of fiscal 2004 and 2003, options to purchase 287 million and 381 million shares, respectively, and in the first six months of fiscal 2004 and 2003, options to purchase 286 million and 380 million shares, respectively, of HP stock were excluded from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective period, and therefore the effect would have been antidilutive.

Note 3: Acquisitions

        In the first six months of fiscal 2004, HP acquired five companies for an aggregate purchase price of approximately $504 million in net cash. The largest of these five transactions was the acquisition of Triaton GmbH (with subsidiaries in Singapore, China and Brazil), Triaton France SAS and Triaton N.A, Inc. (USA) (collectively "Triaton"). Triaton is one of Germany's largest independent information technology ("IT") service providers. This acquisition is intended to increase HP's capacity to deliver its Adaptive Enterprise offerings, with customers benefiting from added managed services, customer support and consulting and integration capabilities. The remaining four acquisitions provide technology-management software that is intended to enhance the automation capabilities of the HP OpenView software portfolio and add breadth to the HP Adaptive Enterprise portfolio. In addition, in the first six months of fiscal 2004, HP paid approximately $282 million in cash for additional shares of Digital

GlobalSoft Limited, a consolidated subsidiary of HP ("DGS"), to increase HP's ownership from 50.1% to approximately 93.2%. DGS is a globally-focused software development and IT services company. This subsidiary enhances HP's capability in IT services, including expertise in life cycle services such as migration, technical and application services.

        HP recorded approximately $644 million of goodwill and $224 million of amortizable purchased intangible assets in connection with these acquisitions. HP has included the results of operations of these transactions prospectively from the respective date of the transaction. HP has not presented the pro forma results of operations of the acquired businesses because the results are not material to HP's results of operations on either an individual or an aggregate basis.

Indigo

        HP issued approximately 53 million non-transferable contingent value rights ("CVRs") in connection with the acquisition of Indigo N.V. in March 2002 that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of April 30, 2004.

Note 4: Goodwill and Purchased Intangible Assets

        Goodwill allocated to HP's reportable segments as of October 31, 2003 and changes in the carrying amount of goodwill for the six months ended April 30, 2004 are as follows:

	Enterprise Storage and Servers	Software	Enterprise Systems Group	Imaging and Printing Group	Personal Systems Group	HP Services	HP Financial Services	Total
	(In millions)
Balance at October 31, 2003	$—	$—	$5,390	$1,508	$2,324	$5,522	$150	$14,894
Reallocation (See Note 13)	4,794	596	(5,390)	—	—	—	—	—
Goodwill acquired during the period	11	167	—	—	—	466	—	644
Goodwill adjustment	—	—	—	—	—	4	—	4

Balance at April 30, 2004	$4,805	$763	$—	$1,508	$2,324	$5,992	$150	$15,542

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

        HP's purchased intangible assets at April 30, 2004 and October 31, 2003 are composed of:

	April 30, 2004
	Gross	Accumulated Amortization	Net
	(In millions)
Customer contracts, customer lists and distribution agreements	$2,222	$(504)	$1,718
Developed and core technology and patents	1,700	(608)	1,092
Product trademarks	89	(33)	56

Total amortizable purchased intangible assets	4,011	(1,145)	2,866
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,433	$(1,145)	$4,288

	October 31, 2003
	Gross	Accumulated Amortization	Net
	(In millions)
Customer contracts, customer lists and distribution agreements	$2,040	$(371)	$1,669
Developed and core technology and patents	1,663	(457)	1,206
Product trademarks	84	(25)	59

Total amortizable purchased intangible assets	3,787	(853)	2,934
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,209	$(853)	$4,356

        Estimated future amortization expense related to purchased intangible assets at April 30, 2004 is as follows:

Fiscal year:	(In millions)
2004 (remaining 6 months)	$290
2005	558
2006	508
2007	441
2008	386
Thereafter	683

Total	$2,866

Note 5: Restructuring Charges

        In the three and six months ended April 30, 2004, HP recorded restructuring charges of $38 million and $92 million, respectively. Of the $38 million charge for the three months ended April 30, 2004, $10 million related to additional costs, net of reductions, in estimated severance and other employee benefits related to restructuring actions approved and implemented in the fourth quarter of fiscal 2003; $12 million related to additional charges taken in connection with the fiscal 2003 second and fourth quarter actions that did not meet the recognition criteria of SFAS No. 146, ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," at the time the plans were implemented and initiated, and $11 million related to additional asset impairment charges taken in connection with the fiscal 2003 second quarter action. The remaining $5 million charge related to additional costs, net of reductions, in other restructuring costs related to restructuring actions approved and implemented in fiscal 2002.

        Of the $92 million charge recorded in the six months ended April 30, 2004, $32 million related to additional costs, net of reductions, in estimated severance and other employee benefits related to restructuring actions approved and implemented in the fourth quarter of fiscal 2003, $16 million related to additional charges taken in connection with the fiscal 2003 second and fourth quarter actions that did not meet the recognition criteria of SFAS 146 and $11 million related to additional asset impairment charges taken in connection with the fiscal 2003 second quarter action. The remaining $33 million charge related to additional costs, net of reductions, in estimated severance and other employee benefits and other restructuring costs related to restructuring actions approved and implemented in fiscal 2002.

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

        The total amount of costs expected to be incurred associated with the fiscal 2003 actions by type of cost are as follows:

	2Q03 Action	3Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Employee severance and other employee benefits	$135	$342	$194	$671
Asset impairments	82	—	—	82
Other related restructuring activities	58	—	23	81

Total	$275	$342	$217	$834

        The total amount of costs incurred to date associated with the fiscal 2003 actions by type of cost are as follows:

	2Q03 Action	3Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Employee severance and other employee benefits	$135	$342	$194	$671
Asset impairments	82	—	—	82
Other related restructuring activities	38	—	20	58

Total	$255	$342	$214	$811

        The charges for the second, third and fourth quarters of fiscal 2003 are associated primarily with severance, early retirement and other employee benefits related to the termination or early retirement of approximately 2,300, 4,700 and 2,200 employees worldwide across many regions and job classes. As of April 30, 2004, approximately 2,300, 4,600 and 1,100 of these employees had been terminated, placed in the workforce reduction programs or had retired, respectively. HP expects to pay out the majority of the remaining costs relating to severance and other employee benefits in connection with the third and fourth quarter actions by the end of fiscal 2004. Substantially all of the employees associated with the second quarter action have been terminated and substantially all accrued costs related to severance and other related employee benefits have been paid.

        The remaining costs of vacating duplicative facilities and contract terminations associated with the second and fourth quarter actions are anticipated to be substantially settled by the end of fiscal 2004.

        The total amount of costs expected to be incurred associated with the fiscal 2003 actions by operating segment are as follows:

	2Q03 Action	3Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Enterprise Storage and Servers	$12	$109	$34	$155
Software	1	10	2	13
Personal Systems Group	27	34	9	70
HP Services	135	120	99	354
Other infrastructure costs	100	69	73	242

Total	$275	$342	$217	$834

        The total amount of costs incurred to date associated with the fiscal 2003 actions by operating segment are as follows:

	2Q03 Action	3Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Enterprise Storage and Servers	$12	$109	$34	$155
Software	1	10	2	13
Personal Systems Group	27	34	9	70
HP Services	135	120	99	354
Other infrastructure costs	80	69	70	219

Total	$255	$342	$214	$811

        The total amount of costs incurred in the three months ended April 30, 2004 associated with the fiscal 2003 actions by operating segment are as follows:

	2Q03 Action	3Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Enterprise Storage and Servers	$—	$4	$9	$13
Software	—	—	—	—
Personal Systems Group	—	(10)	(19)	(29)
HP Services	—	3	17	20
Other infrastructure costs	16	3	10	29

Total	$16	$—	$17	$33

        The total amount of costs incurred in the six months ended April 30, 2004 associated with the fiscal 2003 actions by operating segment are as follows:

	2Q03 Action	3Q03 Action	4Q03 Action	Total FY03 Actions
	(In millions)
Enterprise Storage and Servers	$—	$4	$11	$15
Software	—	—	—	—
Personal Systems Group	—	(10)	(19)	(29)
HP Services	—	3	23	26
Other infrastructure costs	20	3	24	47

Total	$20	$—	$39	$59

        Certain reclassifications were made between the operating segments to the total amount of costs expected to be incurred, total amount of costs incurred to date, and costs incurred in the three and six months ended April 30, 2004 related to the fiscal 2003 restructuring plans. These changes were due primarily to adjustments of original estimates to actual costs by segment.

Fiscal 2002 Restructuring Plans

        In fiscal 2002, HP's management initiated and approved plans to restructure the operations of both the pre-acquisition HP and pre-acquisition Compaq organizations. Consequently, HP recorded approximately $1.8 billion of costs associated with exiting the activities of pre-acquisition HP such as severance, early retirement and other employee benefits, costs of vacating duplicative facilities (leased or owned), contract termination costs, asset impairment charges and other costs associated with exiting activities of HP. HP accounted for the cost to restructure its pre-acquisition organization under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and included these costs as a charge to the results of operations for the year ended October 31, 2002. HP recorded approximately $960 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization, and accounted for the costs to restructure pre-acquisition Compaq under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." HP recognized these costs as a liability assumed in the purchase business combination and included them in the allocation of the cost to acquire Compaq.

        The severance, early retirement costs and other employee benefits related to the termination or planned early retirement of 17,600 employees worldwide across many regions, business functions and job classes. As of April 30, 2004, substantially all of the employees included in the workforce reduction program had been terminated or had retired. HP expects to pay the majority of the remaining balance of the severance accrual by the end of fiscal 2004. HP anticipates paying the other related restructuring activities, which consist primarily of contractual obligations such as facility leases, over the life of the related obligations. HP expects to settle a substantial portion of these obligations by the end of fiscal 2005.

Fiscal 2001 Restructuring Plan

        As part of the acquisition of Compaq, HP acquired the remaining obligations of Compaq's existing restructuring plans of $259 million, which were initially recorded in Compaq's 2001 fiscal year. The remaining balance of fiscal 2001 plans consists primarily of severance and other employee benefits as well as other restructuring costs associated with the pre-acquisition Compaq plan. HP expects to settle the majority of the remaining balance of the severance accrual by the end of fiscal 2004. HP anticipates paying the other related restructuring activities, which consist primarily of contractual obligations such as facility leases, over the life of the related obligations. HP expects to settle a substantial portion of these obligations by the end of fiscal 2005.

Summary of all Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for the six months ended April 30, 2004:

	Balance, October 31, 2003	Adjustments	Cash Payments	NonCash Settlements	Currency Impact	Balance, April 30, 2004
	(In millions)
Fiscal 2003 plans:
Employee severance and other employee benefits	$239	$32	$(168)	—	$1	$104
Other related restructuring activities	37	16	(19)	—	—	34
Asset impairments	—	11	—	(11)	—	—

Total	276	59	(187)	(11)	1	138

Fiscal 2002 plans:
Employee severance and other employee benefits	230	10	(164)	—	1	77
Other related restructuring activities	190	23	(75)	—	—	138

Total	420	33	(239)	—	1	215

Fiscal 2001 plans:
Employee severance and other employee benefits	26	—	(1)	—	—	25
Other related restructuring activities	85	—	(8)	—	—	77

Total	111	—	(9)	—	—	102

Total of all restructuring plans	$807	$92	$(435)	$(11)	$2	$455

        At April 30, 2004 and October 31, 2003, HP included the long-term portion of the restructuring liability of $95 million and $98 million, respectively, in other liabilities in the accompanying Consolidated Condensed Balance Sheet.

Note 6: Balance Sheet Details

        The balance sheet details were as follows at April 30, 2004 and October 31, 2003:

Inventory

	April 30, 2004	October 31, 2003
	(In millions)
Finished goods	$4,499	$4,653
Purchased parts and fabricated assemblies	1,774	1,412

	$6,273	$6,065

Note 7: Guarantees

Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party in the arrangement from any losses incurred relating to services performed on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments, if any, or if made or required related to these indemnifications have been immaterial.

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

        The changes in HP's aggregate product warranty liabilities are as follows for the six months ended April 30, 2004:

(In millions)
Product warranty liability at October 31, 2003	$1,987
Provisions for warranties issued	1,255
Adjustments related to pre-existing warranties (including changes in estimates)	(94)
Settlements made (in cash or in kind)	(1,181)

Product warranty liability at April 30, 2004	$1,967

Deferred Revenue

        HP also offers fixed-price support or maintenance contracts, including extended warranties, to its customers. The change in deferred revenue associated primarily with support or maintenance and similar service contracts was as shown in the table below for the six months ended April 30, 2004. HP has not separated extended service revenues from routine maintenance service revenues, as it is not practical to do so.

(In millions)
Balance at October 31, 2003	$2,535
Additions to deferred revenue	3,058
Recognition of revenue	(2,627)

Balance at April 30, 2004	$2,966

Note 8: Borrowings

Notes Payable and Short-term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, the related average interest rates and amounts remaining available for future borrowings, were as follows at April 30, 2004 and October 31, 2003:

	April 30, 2004			October 31, 2003
	Amount Outstanding	Average Interest Rate	Amount Available	Amount Outstanding	Average Interest Rate	Amount Available
	(Dollars in millions)
Current portion of long-term debt	$116	4.3%	$—	$281	6.3%	$—
Commercial paper	403	2.2%	4,097	437	2.0%	4,063
Notes payable to banks, lines of credit and other	284	2.2%	2,294	362	1.7%	2,058
Credit facilities	—	—	3,000	—	—	3,000

	$803		$9,391	$1,080		$9,121

        HP established a $4.0 billion U.S. commercial paper program in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, established a $500 million Euro Commercial Paper/Certificate of Deposit Programme in May 2001.

        Notes payable to banks, lines of credit and other includes deposits, primarily by banks, of $188 million and $192 million as of April 30, 2004 and October 31, 2003, respectively.

        HP also maintains, through various foreign subsidiaries, lines of credit from a number of financial institutions.

        HP established a $1.7 billion 364-day senior unsecured committed borrowing facility in March 2003 and a $1.3 billion three-year credit facility in March 2002 (together, the "Credit Facilities"). HP replaced the Credit Facilities with a $1.5 billion 364-day senior unsecured committed borrowing facility and a $1.5 billion five-year credit facility in March 2004 (together, the "New Credit Facilities"). Interest rates and other terms of borrowing under the New Credit Facilities vary, as applicable, based on HP's external credit ratings. The New Credit Facilities are available for general corporate purposes, including supporting the issuance of commercial paper.

Long-term Debt

        Book value of long-term debt, with related maturities and interest rates, and amounts registered but unissued under the applicable registration statement or available for future borrowings under the Euro Medium-Term Note Programme (in each case, as shown in the Amount Available column) were as follows at April 30, 2004 and October 31, 2003:

	April 30, 2004		October 31, 2003
	Amount Outstanding	Amount Available	Amount Outstanding	Amount Available
	(In millions)
2002 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2002 at 5.5%, due July 2007	$996		$996
U.S. dollar Global Notes, issued in June 2002 at 6.5%, due July 2012	498		498
U.S. dollar Global Notes, issued in March 2003 at 3.625%, due March 2008	497		497

	1,991	$1,000	1,991	$1,000

2000 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2000 at 7.15%, due June 2005	1,499		1,498
U.S. dollar Global Notes, issued in December 2001 at 5.75%, due December 2006	997		997
Series A Medium-Term Notes, issued in September 2001 at a floating rate, due September 2004	60		60
Series A Medium-Term Notes, issued in December 2002 at 3.375%, due December 2005	200		199
Series A Medium-Term Notes, issued in December 2002 at 4.25%, due December 2007	50		50

	2,806	—	2,804	—

Euro Medium-Term Note Programme:
Euro Medium-Term Notes, issued in July 2001 at 5.25%, due July 2006	898	2,101	870	2,128

Other
Medium-Term Notes, assumed from Compaq, issued at 7.65%, due August 2005	300		300
U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017	333		328
Notes payable, issued at various dates in multiple currencies at 4.5%-9.17%, due 2003-2005	50		218
Other	113		98

	796	—	944	—

Fair value adjustment related to SFAS No. 133	78		166
Less current portion	(116)		(281)

	$6,453	$3,101	$6,494	$3,128

        HP registered the sale of up to $3.0 billion of debt or global securities ("Global Notes"), common stock, preferred stock, depositary shares and warrants under a shelf registration statement declared effective in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). HP may redeem some or all of the Global Notes, set forth in the table above, and Series B Medium-Term Notes issued under the 2002 Shelf Registration Statement at any time at the redemption prices described in the prospectus supplements relating thereto. As of

April 30, 2004, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

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

        In 1997, HP issued $2.0 billion face value of zero-coupon subordinated convertible notes due in 2017 (the "LYONs"), convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only. In December 2000, the Board of Directors authorized a repurchase program for the LYONs that allowed HP to repurchase the LYONs from time to time at varying prices. HP did not repurchase any LYONs in the six months ended April 30, 2004 and 2003.

Note 9: Income Taxes

        HP's effective tax rate was approximately 17% and 18% for the three and six months ended April 30, 2004, respectively. HP's effective tax rate was a benefit of approximately 8% and a provision of approximately 10% for the three and six months ended April 30, 2003, respectively. HP's effective tax rates differed from the United States federal statutory rate of 35% in all periods due primarily to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. The effective tax rate in the second quarter of fiscal 2004 decreased from approximately 20% in the first quarter of fiscal 2004. The decline is attributable to a net decrease in previously estimated income tax liabilities of $55 million, moderated by the tax effect of a decrease in the proportion of earnings in low-tax jurisdictions relative to high-tax jurisdictions. The net decrease in previously estimated tax liabilities was attributable primarily to a reduction in taxes on foreign earnings due to a change in regulatory policy during the quarter. Excluding this decrease, HP's tax rate would have been approximately 22% and 21% for the three and six months ended April 30, 2004, respectively. The effective tax rate in the fiscal 2003 periods was also affected by a benefit of $131 million due to the reversal in the second quarter of fiscal 2003 of a valuation allowance previously provided on a deferred tax asset related to a U.S. capital loss carryforward, the realization of which was previously uncertain.

        Deferred tax assets were as follows at April 30, 2004 and October 31, 2003:

	April 30, 2004	October 31, 2003
	(In millions)
Deferred tax assets—short term	$2,130	$2,938
Deferred tax assets—long term	3,354	2,859

Total deferred tax assets	$5,484	$5,797

Note 10: Comprehensive Income

        Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities and derivative instruments and the change in cumulative translation adjustment and minimum pension liability.

        Comprehensive income, net of taxes, for the three and six months ended April 30, 2004 and 2003 was as follows:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
	(In millions)
Net earnings	$884	$659	$1,820	$1,380
Change in net unrealized (losses) gains on available-for-sale securities	(24)	9	(6)	20
Change in net unrealized gains (losses) on derivative instruments	22	(11)	49	(94)
Change in cumulative translation adjustment	(4)	2	4	1

Comprehensive income	$878	$659	$1,867	$1,307

        The components of accumulated other comprehensive loss, net of taxes, were as follows as of April 30, 2004 and October 31, 2003:

	April 30, 2004	October 31, 2003
	(In millions)
Net unrealized gains on available-for-sale securities	$37	$43
Net unrealized losses on derivative instruments	(38)	(87)
Cumulative translation adjustment	13	9
Additional minimum pension liability	(168)	(168)

Accumulated other comprehensive loss	$(156)	$(203)

Note 11: Pension and Post-Retirement Benefit Plans

        The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R) as described in Note 1:

Components of Net Pension and Post-Retirement Periodic Benefit Cost

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Three months ended April 30,
	2004	2003	2004	2003	2004	2003
	(In millions)
Service cost	$80	$71	$54	$42	$14	$11
Interest cost	64	66	67	50	26	25
Expected return on plan assets	(62)	(54)	(88)	(54)	(7)	(7)
Amortization and deferrals:
Actuarial loss	4	16	24	21	7	6
Prior service cost (benefit)	1	—	—	—	(2)	—

Net periodic benefit cost	$87	$99	$57	$59	$38	$35

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Six months ended April 30,
	2004	2003	2004	2003	2004	2003
	(In millions)
Service cost	$160	$142	$106	$84	$28	$23
Interest cost	132	131	132	101	52	50
Expected return on plan assets	(123)	(108)	(173)	(108)	(14)	(13)
Amortization and deferrals:
Actuarial loss	14	32	47	42	14	12
Prior service cost (benefit)	2	1	—	—	(4)	(1)

Net periodic benefit cost	$185	$198	$112	$119	$76	$71

Employer Contributions

        HP previously disclosed in its consolidated financial statements for the year ended October 31, 2003 that it expected to contribute approximately $1.0 billion to its pension and other post-retirement plans in fiscal 2004, of which approximately $930 million related to pension contributions and the remainder to payments of other post-retirement benefits. As of April 30, 2004, $440 million of contributions have been made to pension plans and cash of $30 million has been used to pay other post-retirement benefits. HP presently anticipates contributing an additional $530 million during the remainder of fiscal 2004, of which $490 million relates to pension funding and the remaining $40 million to payments of other post-retirement benefits.

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

        Alvis v. HP is a nationwide defective product consumer class action that was filed in state court in Jefferson County, Texas by a resident of Eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in state court in Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. In May 2004, the Texas Supreme Court reversed the certification of the nationwide class in the LaPray case and remanded to the trial court. A class certification hearing was held on July 1, 2003 in the Alvis case, and the court granted plaintiffs' motion to certify a nationwide class action. HP has filed an appeal of that certification with the 9th Court of Appeals in Beaumont, Texas, which has heard oral arguments on HP's appeal. No decision has been entered. However, following the Supreme Court's decision in LaPray, the Court of Appeals ordered supplemental briefing to address the impact of the LaPray decision on the Alvis case. On June 4, 2003, Barrett v. HP and Grider v. Compaq were each filed in state court in Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray, respectively. The plaintiffs in Barrett and Grider seek, among other things, specific performance, declaratory relief, damages and attorneys' fees. On November 5, 2003, the court heard HP's motion to dismiss Barrett v. HP and Grider v. Compaq, which motion was subsequently denied. On December 22, 2003, the court entered an order staying both the Barrett and Grider cases until the conclusions of the Alvis and LaPray actions. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to toll the statue of limitations on its investigation until April 2004. HP is cooperating fully with this investigation.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. On March 26, 2004, the court issued a ruling interpreting the disputed claims terms in Cornell's patent. Trial is expected to begin in late 2004.

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

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway is a lawsuit filed in United States District Court for the Eastern District of Texas on December 16, 2002. The suit accuses HP of infringement of three patents related to cache memory. Intergraph Hardware Technologies Company ("Intergraph") seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. The complaint was served on HP on April 1, 2003. On May 21, 2003, HP answered and counterclaimed for a declaratory judgment that the patents are not infringed by HP and the patents are invalid and unenforceable. Intergraph has obtained significant settlements from other defendants relating to similar causes of action. Fact discovery (except with respect to willfulness) closed on April 21, 2004; a claim construction hearing was held on May 7, 2004; and jury selection is scheduled to begin on August 2, 2004. Expert discovery is ongoing. On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of four HP patents related to computer-aided design. A claim construction hearing is scheduled for October 8, 2004, and HP expects trial to begin in mid-2005. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On April 1, 2004, HP sued Intergraph Corporation in the Mannheim State Court in Mannheim, Germany, for infringement of two European Union patents related to computer-aided design. HP seeks damages, an injunction and costs. On April 19, 2004, HP sued Z/I Imaging, a subsidiary of Intergraph Corporation, and Intergraph Corporation, in United States District Court for the District of Delaware, accusing Z/I Imaging of infringement of two patents related to image scanning technology. On April 19, 2004, HP sued Intergraph Corporation in United States District Court for the Eastern District of Texas for infringement of one patent relating to computer-aided design. In both cases, HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On May 8, 2004, Intergraph sued HP in United States District Court for the Eastern

District of Texas for infringement of one patent related to an external cache controller. Intergraph seeks an injunction and attorneys' fees.

        Initial proceedings are being pursued against HP in certain European Union ("EU") member countries seeking to impose levies upon equipment (such as printers, DVD writers, and multi-function devices) alleging that these devices enable the production of private copies of copyrighted materials. Two non-binding arbitration proceedings instituted in June 2001 and June 2002 were brought in Germany before the arbitration board of the Patent and Trademark Office. VerwertungsGesellschaft Wort, a collection agency representing certain copyright holders ("VG Wort"), brought the proceedings against HP, which relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany relating to multi-function devices and printers that allegedly enable the production of copies by private persons. Non-binding proposals were presented in the proceedings, both of which HP rejected. In May 2004, VG Wort filed a lawsuit against HP in the Stuttgart State Court in Stuttgart, Germany seeking levies on multi-function devices. In April 1998, Auvibel s.c.r.l., a Belgian collection agency, filed an appeal of a judgment in HP's favor with the Court of Appeal in Brussels relating to a dispute as to whether and to what extent copyright levies should be imposed upon CD-writers and CD media. The case has been removed from the court's list of pending cases, without prejudice to the parties' right to reinstate the matter. In April 2001, the Organization for the Collective Management of Works of Literature, the Organization for the Collective Management of Works of Plastic Arts and their Applications, and the Organization for the Collective Management and Protection of Intellectual Property of Photographers brought five proceedings against HP Hellas and Compaq Computer E.P.E. in Greece relating to whether a levy of 2% should be payable upon computer products, including central processing units, monitors, keyboards, mice, diskettes, printers, scanners and related items in accordance with Greek copyright law, before its amendment in September 2002. These proceedings are pending before the Court of First Instance of Athens or before the Court of Appeal of Athens. The levies, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        HP v. EMC Corporation ("EMC") is a lawsuit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accuses EMC of infringing seven HP patents. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On July 21, 2003, EMC filed its answer and a cross-claim asserting, among other things, that numerous HP storage and printer products infringe six EMC patents. A hearing to construe the disputed claims terms of the patents was held on April 5-6, 2004, and discovery is ongoing. EMC seeks a permanent injunction as well as unspecified monetary damages for patent infringement. EMC also filed suit against StorageApps, a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of EMC patents relating to storage devices, and sought a permanent injunction as well as unspecified monetary damages for patent infringement. Following a trial in May 2004, the jury found that three of EMC's patents are valid and infringed. The damages phase of the litigation has commenced, and no date for a trial on the issue of damages has yet been scheduled.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in state court in Madison County, Illinois alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs claim that their lawsuits should be treated as nationwide class actions. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs. Class action certification hearings have been scheduled for August 24 and 25, 2004. The Compaq case is set for trial on October 4, 2004. In each action, HP and Compaq have filed motions to dismiss the cases, which have been denied by the court. HP and Compaq have also filed forum non conveniens motions, which are pending.

        Forgent Networks v. HP et al. is a lawsuit filed on April 22, 2004 against HP as well as 30 other companies in United States District Court for the Eastern District of Texas. The complaint accuses HP of patent infringement with respect to HP's products that implement JPEG compression. JPEG is a standard for data compression used in HP's PCs, scanners, digital cameras, PDAs, and photo-printers. Forgent seeks damages, as injunction, costs and attorneys' fees. Separately, HP has alerted government regulators of Forgent's participation in the JPEG standardization process and current licensing activities. HP has also entered into a joint defense arrangement with many of the other co-defendants.

        Hewlett-Packard Development Company, LP v. Gateway, Inc. On March 24, 2004, HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), filed a lawsuit against Gateway, Inc. in U.S. District Court in the Southern District of California, alleging infringement of six patents relating to various notebook, desktop and enterprise computer technologies. On April 2, 2004, HPDC filed an amended complaint, adding infringement allegations for four additional patents. HP seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On May 6, 2004, HPDC and HP filed a complaint with the U.S. International Trade Commission against Gateway, alleging infringement of seven additional computer technology patents. On May 10, 2004, Gateway filed an answer in the Southern District of California action and a counterclaim, alleging infringement of five Gateway patents relating to computerized television, wireless, computer monitoring, and computer expansion card technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees.

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

        In March 2003, the Korea Fair Trade Commission commenced an investigation of the Korean printing and supplies market. The Korea Fair Trade Commission contacted HP requesting information on the printing systems business. A hearing may be held in 2004. HP is cooperating fully with this inquiry.

        The Government of Canada conducted cost audits of certain contracts between Public Works and Government Services Canada ("PWGSC") and each of Compaq Canada Corp. and Hewlett-Packard (Canada) Co. relating to services provided to the Canadian Department of National Defence ("DND"). Compaq Canada Corp. was combined with Hewlett-Packard (Canada) Co. following the acquisition of Compaq by HP. The cost audits began following a notice from the Government of Canada dated August 1, 2003. At the time, the Government of Canada indicated that it believed it may have been overcharged under the contracts, that it may not have received value for certain items billed under the contracts, or both. The Government of Canada requested supporting documentation for invoices submitted by HP and its predecessors to DND during the period 1991-2003 in connection with its audit. HP cooperated fully with the audit and has conducted its own inquiry into the contracts, sharing the results of its investigation with PWGSC and DND. On March 9, 2004, the Government of Canada demanded that HP remit to DND approximately CDN$159.5 million relating to amounts billed by subcontractors and associated markups reflected in invoices submitted to DND by HP or its predecessors pursuant to contracts with PWGSC or, alternatively, that HP submit evidence substantiating the delivery of goods and services under the contracts. HP replied to this letter and denied responsibility for the claims. The Canadian government threatened to sue HP in connection with this dispute. HP's independent investigation indicated that the subcontractors at issue were engaged by HP at DND's request and DND's instructions to HP were to process invoices for these suppliers. The investigation further indicated that HP staff were informed by DND that the work done by these suppliers was confidential and that, in the interest of national security, HP was not entitled to this information. On May 14, 2004, HP announced that it had resolved the dispute with the Government of Canada. HP Canada agreed to reimburse the Government of Canada the sum of CDN$146 million (approximately US$105 million), an amount determined by both parties to be appropriate upon investigation. HP recorded $70 million in the second quarter of fiscal 2004 and had recorded $35 million in the prior year. HP determined that it was important for HP to honor its contractual obligations, rather than engage in protracted litigation with the Government of Canada, despite the lack of evidence that HP employees derived any improper benefit from the complex scheme designed to exploit both parties. HP now intends to take appropriate steps, including legal action, to recover these funds from the individuals and companies responsible.

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

        As of April 30, 2004, HP organized its operations into seven business segments: Imaging and Printing Group, Personal Systems Group, Enterprise Storage and Servers, Software, HP Services, HP Financial Services and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments disclosed in this Form 10-Q are based on this organizational structure and information reviewed by HP's management to evaluate the associated business group results. In the first quarter of fiscal 2004, HP divided its Enterprise Systems Group into the Enterprise Storage and Servers segment and Software segment. Segment financial data for the three and six months ended April 30, 2003 has been restated to reflect this organizational change as well as certain minor product reclassifications. Future changes to this organizational structure may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment follows.

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

  •
  Enterprise Storage and Servers provides storage and server products. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on the HP-UX operating system, Itanium®(3)-based servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products for business critical solutions. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run on the Windows®, Linux and Novell, Inc. operating systems. HP's StorageWorks offerings include: entry-level, mid-range and enterprise arrays, storage area networks (SAN), network attached storage (NAS), storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

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

Segment Data

        The results of the reportable segments are derived directly from HP's internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated company. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. Certain operating expenses, which are separately managed at the corporate level, are not allocated to segments. These unallocated costs include primarily amortization of purchased intangible assets, certain acquisition-related charges, charges for purchased IPR&D, as well as certain corporate governance costs. Restructuring charges and any associated adjustments thereto related to restructuring actions initiated prior to fiscal 2004 are not allocated to the reportable segments.

        Selected financial information for each reportable segment was as follows for the three and six months ended April 30, 2004 and 2003:

	Imaging and Printing Group	Personal Systems Group	Enterprise Storage and Servers	Software	HP Services	HP Financial Services	Corporate Investments	Total
	(In millions)
For the three months ended April 30, 2004:
Total net revenue	$6,098	$5,991	$3,979	$222	$3,492	$469	$114	$20,365

Earnings (loss) from operations	$953	$45	$120	$(49)	$329	$35	$(48)	$1,385

For the three months ended April 30, 2003:
Total net revenue	$5,512	$5,127	$3,679	$180	$3,043	$501	$84	$18,126

Earnings (loss) from operations	$925	$23	$58	$(63)	$297	$21	$(44)	$1,217

For the six months ended April 30, 2004:
Total net revenue	$12,008	$12,178	$7,696	$422	$6,653	$910	$216	$40,083

Earnings (loss) from operations	$1,921	$107	$274	$(95)	$587	$64	$(83)	$2,775

For the six months ended April 30, 2003:
Total net revenue	$11,110	$10,269	$7,231	$363	$6,015	$1,018	$160	$36,166

Earnings (loss) from operations	$1,836	$56	$31	$(118)	$636	$35	$(91)	$2,385

        The reconciliation of segment information to HP consolidated totals was as follows for the three and six months ended April 30, 2004 and 2003:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
	(In millions)
Net revenue:
Total segments	$20,365	$18,126	$40,083	$36,166
Elimination of intersegment net revenue and other	(252)	(143)	(456)	(306)

Total HP consolidated net revenue	$20,113	$17,983	$39,627	$35,860

Earnings before taxes:
Total segment earnings from operations	$1,385	$1,217	$2,775	$2,385
Corporate and unallocated costs, and eliminations	(43)	(73)	(77)	(138)
Amortization of purchased intangible assets	(148)	(141)	(292)	(279)
Restructuring charges	(38)	(234)	(92)	(234)
Acquisition-related charges	(9)	(126)	(24)	(212)
In-process research and development charge	(9)	—	(9)	—
Interest and other, net	2	(20)	13	31
(Losses) gains on investments and other, net	(5)	(12)	4	(17)
Dispute settlement	(70)	—	(70)	—

Total HP consolidated	$1,065	$611	$2,228	$1,536

        Assets are allocated to the individual segments based on the primary segments benefiting from the assets. Certain assets, such as deferred tax assets, which cannot be directly attributed to a segment, are allocated based on certain drivers. Corporate and unallocated assets are composed primarily of cash and cash equivalents and short-term investments. Total assets by segment have not materially changed from the period ended January 31, 2004.

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

OVERVIEW

        We are a leading global technology company and earn our revenues and profits from the sale of products, technologies, solutions and services to consumers, businesses and governments. Our portfolio is broad and includes home and business imaging and printing devices, publishing systems, personal computers, handheld computing devices, servers, storage solutions, software and a wide array of information technology ("IT") services. We face a variety of challenges and opportunities in responding to the dynamics of the technology industry, which is characterized by rapid change, evolving customer demands and intense competition.

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

        Net revenue was $20.1 billion in the second quarter of fiscal 2004 as compared to $18.0 billion in the corresponding period of fiscal 2003. The increase in revenue was due primarily to revenue growth in PSG, IPG, HPS and ESS. Our gross margin as a percentage of revenue decreased to 25.2% from 27.1% in the prior-year period resulting primarily from unfavorable gross margin impacts in ESS, PSG, HPS and IPG. We were profitable during both periods, with net earnings of $884 million and $659 million in the second quarter of fiscal 2004 and fiscal 2003, respectively.

        Net revenue in the first six months of fiscal 2004 was $39.6 billion as compared to $35.9 billion in the corresponding period of fiscal 2003. The increase in revenue was due primarily to revenue growth in PSG, IPG, HPS and ESS. Our gross margin as a percentage of revenue decreased to 25.3% from 26.8% in the prior-year period resulting primarily from unfavorable gross margin impacts in PSG, HPS, ESS and IPG. We had net earnings of $1.8 billion and $1.4 billion in the first six months of fiscal 2004 and fiscal 2003, respectively.

        Cash flow from operating activities amounted to $2.6 billion for the second quarter of fiscal 2004 and $2.8 billion for the first six months of fiscal 2004.

        Net cash used for investing activities for the second quarter and first six months of fiscal 2004 was driven primarily by $385 million and $678 million, respectively, in net capital expenditures and $562 million and $786 million, respectively, in net cash paid for acquisitions. The acquisitions are intended to enhance our capability in IT services, add breadth to our Adaptive Enterprise portfolio and enhance the automation capabilities of our software portfolio.

        For the second quarter and first six months of fiscal 2004, net cash used in financing activities consisted primarily of dividend payments of $244 million and $488 million, respectively, along with

$348 million and $604 million, respectively, of repurchases of common stock. Repayment of certain borrowings moderated cash used in financing activities.

        While it is always difficult to predict future trends, there are now signs that the IT spending environment has stabilized and the next growth period may be starting. However, we expect this period of expected growth to be more gradual in nature compared to the rapid growth experienced during the last growth cycle of the economy. Historically, the third quarter is HP's seasonally weakest quarter, while the fourth quarter is our strongest quarter. Considering the historical performance of the third and fourth quarters, we currently anticipate a slight increase in revenue for the second half of the year from the first half of the year.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the six-month period ended April 30, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 1 of the Consolidated Condensed Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

        The following is a summary of our consolidated operating results for the three and six months ended April 30, 2004 and 2003. This discussion is followed by a more detailed discussion of operating results by segment. Product category fluctuations highlighted at the consolidated level are more fully explained in the segment discussions. Consolidated results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30,				Six months ended April 30,
	2004		2003		2004		2003
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(Dollars in millions)
Net revenue	$20,113	100.0%	$17,983	100.0%	$39,627	100.0%	$35,860	100.0%
Cost of sales(1)	15,045	74.8	13,103	72.9	29,609	74.7	26,244	73.2

Gross margin	5,068	25.2	4,880	27.1	10,018	25.3	9,616	26.8
Research and development	910	4.5	941	5.2	1,785	4.5	1,849	5.2
Selling, general and administrative	2,816	14.1	2,795	15.5	5,535	14.0	5,520	15.3
Amortization of purchased intangible assets	148	0.7	141	0.8	292	0.7	279	0.8
Restructuring charges	38	0.2	234	1.3	92	0.2	234	0.7
Acquisition-related charges	9	—	126	0.7	24	0.1	212	0.6
In-process research and development charge	9	—	—	—	9	—	—	—

Earnings from operations	1,138	5.7	643	3.6	2,281	5.8	1,522	4.2
Interest and other, net	2	—	(20)	(0.1)	13	—	31	0.1
(Losses) gains on investments and other, net	(5)	(0.1)	(12)	(0.1)	4	—	(17)	—
Dispute settlement	(70)	(0.3)	—	—	(70)	(0.2)	—	—

Earnings before taxes	1,065	5.3	611	3.4	2,228	5.6	1,536	4.3
Provision for (benefit from) taxes	181	0.9	(48)	(0.3)	408	1.0	156	0.5

Net earnings	$884	4.4	$659	3.7	$1,820	4.6	$1,380	3.8

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        Net revenue increased 12% (4% on a constant currency basis) in the second quarter of fiscal 2004. U.S. revenue increased 1% in the second quarter of fiscal 2004 to $7.1 billion, while international revenue increased 19% to $13.0 billion compared to the prior year period. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Net revenue increased 11% (2% on a constant currency basis) in the first six months of fiscal 2004. U.S. revenue was $14.2 billion for the first six months of fiscal 2004, representing negligible growth compared to the prior year period. International revenue increased 17% to $25.4 billion compared to the prior year period.

        The components of weighted average revenue growth for the three and six months ended April 30, 2004 are as follows:

	Three months ended April 30, 2004	Six months ended April 30, 2004
	(Percentage points)
Personal Systems Group	4.8	5.3
Imaging and Printing Group	3.3	2.5
HP Services	2.5	1.8
Enterprise Storage and Servers	1.7	1.3
HP Financial Services	(0.2)	(0.3)
Other	(0.3)	(0.1)

Total HP	11.8	10.5

        The increase in PSG revenue in both periods was driven by volume growth in both notebook and desktop PCs along with a slight increase in average selling prices in the second quarter of fiscal 2004. Revenue growth in IPG for both periods was driven by a strong rise in volume in printing supplies, reflecting continued expansion of the printer hardware installed base, primarily color. HPS' revenue growth in the second quarter of fiscal 2004 was attributable to growth in all businesses, with the impact of outsourcing deals driving growth in managed services and customer support. For the first six months of 2004, HPS experienced revenue growth in managed services and customer support. The increase in ESS revenue for the second quarter of fiscal 2004 was driven by the growth in sales of industry standard servers, primarily our ProLiant servers, and growth in business critical servers. In the first six months of fiscal 2004, ESS revenue growth was the result primarily of increased sales of industry standard servers moderated by a slight decline in sales of business critical servers and storage. The decline in HPFS revenue for both periods resulted primarily from a decrease in revenue-generating assets, as portfolio amortization and asset sales exceeded new lease originations.

Gross Margin

        The weighted average components of the decline in gross margin as a percentage of revenue for the three and six months ended April 30, 2004 are as follows:

	Three months ended April 30, 2004	Six months ended April 30, 2004
	(Percentage points)
Enterprise Storage and Servers	(0.8)	(0.4)
Personal Systems Group	(0.6)	(0.8)
HP Services	(0.4)	(0.6)
Imaging and Printing Group	(0.3)	(0.1)
HP Financial Services	0.1	0.1
Other	0.1	0.3

Total HP	(1.9)	(1.5)

        For the second quarter of fiscal 2004, declines in gross margin for ESS were attributable to competitive pricing pressures, as well as an unfavorable mix shift to lower-margin products. The gross margin decline in PSG was due primarily to an increase in component pricing as well as a competitive pricing environment. The HPS decline in gross margin was attributable to a gross margin decline in customer support resulting from competitive pricing pressures and a mix shift to lower margin service levels. In addition, a gross margin decline in managed services was due primarily to large outsourcing contracts entered into in the second half of fiscal 2003, which typically have lower margins in the early stages of their life cycle. Unfavorable yen currency impact upon sales of laser hardware and laserjet supplies, as well as a continued shift to lower-priced products which have lower margins, offset in part by a positive mix shift to the supplies business, contributed to IPG margin declines. HPFS gross margin reflected higher portfolio profitability resulting primarily from end of lease transactions.

        Gross margin declines for the first six months of fiscal 2004 in PSG were attributable to an increase in component pricing as well as a competitive pricing environment. The HPS decline in gross margin was attributable to a gross margin decline in customer support resulting from competitive pricing pressures and a mix shift to lower margin service levels. In addition, a gross margin decline in managed services was due primarily to large outsourcing contracts, entered into in the second half of fiscal 2003. ESS experienced gross margin declines due to an unfavorable mix shift from business critical servers towards lower-margin industry standard servers. Unfavorable yen currency impacts upon sales of laser hardware and laserjet supplies, as well as a continued shift to lower-priced products, contributed to IPG margin declines. These declines were offset in part by a positive mix shift to the supplies business. HPFS gross margin reflected higher portfolio profitability resulting primarily from end of lease transactions.

Operating Expenses

        Research and Development

        The decreases in research and development expense as a percentage of net revenue in both the second quarter and first six months of fiscal 2004 as compared to the prior year periods were due primarily to synergies realized through expense control measures, particularly in ESG and PSG. Research and development expense decreased in each of our segments, with the exception of IPG, where an increase in expense reflected further investments in research and development associated with strategic initiatives.

        Selling, General and Administrative

        The decline in selling, general and administrative expense as a percentage of net revenue was due primarily to the increase in revenue, coupled with expense control measures. These impacts were moderated by a slight increase in expenses, due primarily to unfavorable currency impacts resulting from the weakening of the dollar against the euro.

        Amortization of Purchased Intangible Assets

        We amortize purchased intangible assets with finite useful lives over their estimated useful lives, generally two to ten years. In both periods, amortization expense consisted primarily of the amortization recorded in connection with the intangible assets acquired through our acquisitions in fiscal 2002.

        Restructuring Charges

        In the three and six months ended April 30, 2004, we recorded restructuring charges of $38 million and $92 million, respectively. Of the $38 million charge for the three months ended April 30, 2004, $10 million related to additional costs, net of reductions, in estimated severance and other employee benefits related to restructuring actions approved and implemented in the fourth quarter of fiscal 2003; $12 million related to additional charges taken in connection with the fiscal 2003 second and fourth quarter actions that did not meet the recognition criteria of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," at the time the plans were implemented and initiated, and $11 million related to additional asset impairment charges taken in connection with the fiscal 2003 second quarter action. The remaining $5 million related to additional costs, net of reductions, in other restructuring costs related to restructuring actions approved and implemented in fiscal 2002.

        Of the $92 million charge recorded in the six months ended April 30, 2004, $32 million related to additional costs, net of reductions, in estimated severance and other employee benefits related to restructuring actions approved and implemented in the fourth quarter of fiscal 2003, $16 million related to additional charges taken in connection with the fiscal 2003 second and fourth quarter actions that did not meet the recognition criteria of SFAS 146 and $11 million related to additional asset impairment charges taken in connection with the fiscal 2003 second quarter action. The remaining $33 million charge related to additional costs, net of reductions, in estimated severance and other employee benefits and other restructuring costs related to restructuring actions approved and implemented in fiscal 2002.

        Acquisition-Related Charges

        Acquisition-related charges in the second quarter and first six months of fiscal 2004 consisted of deferred compensation and professional fees, while the charges in the corresponding periods for fiscal

2003 were attributable primarily to costs incurred for employee retention bonuses, as well as consulting services and professional fees.

Interest and Other, Net

        The increase in interest and other, net in the second quarter of fiscal 2004 was attributable primarily to lower interest expense moderated by an increase in minority interest expense over the prior year period. The decrease in interest and other, net for the first six months of fiscal 2004 in comparison to the prior year period was attributable primarily to higher currency losses from balance sheet remeasurement and related hedging strategies and a decline in interest income reflecting lower interest rates and a decrease in interest bearing cash accounts. These decreases were moderated by lower interest expense.

(Losses) Gains on Investments and Other, Net

        The losses on investments and other, net for the second quarter of fiscal 2004 and 2003 were primarily attributable to impairment charges on our investment portfolio. The net gain for the first six months of fiscal 2004 was attributable mainly to a gain on the sale of an investment offset in part by impairment charges on our investment portfolio. The loss for the first six months of fiscal 2003 resulted primarily from impairment charges in excess of gains realized on our investment portfolio.

Dispute Settlement

        In the second quarter of fiscal 2004 we recorded $70 million in settlement costs related to a dispute with the Government of Canada. See Note 12 of the Consolidated Condensed Financial Statements for a full description of this matter.

Provision for (Benefit from) Taxes

        Our effective tax rate was approximately 17% and 18% for the three and six months ended April 30, 2004, respectively. Our effective tax rate was a benefit of approximately 8% and a provision of approximately 10% for the three and six months ended April 30, 2003, respectively. Our effective tax rates differed from the United States federal statutory rate of 35% in all periods due primarily to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. The effective tax rate in the second quarter of fiscal 2004 decreased from approximately 20% in the first quarter of fiscal 2004. The decline is attributable to a net decrease in previously estimated income tax liabilities of $55 million, moderated by the tax effect of a decrease in the proportion of earnings in low-tax jurisdictions relative to high-tax jurisdictions. The net decrease in previously estimated tax liabilities was attributable primarily to a reduction in taxes on foreign earnings due to a change in regulatory policy during the quarter. Excluding this decrease, our tax rate would have been approximately 22% and 21% for the three and six months ended April 30, 2004, respectively. The effective tax rate in the fiscal 2003 periods was also affected by a benefit of $131 million due to the reversal in the second quarter of fiscal 2003 of a valuation allowance previously provided on a deferred tax asset related to a U.S. capital loss carryforward, the realization of which was previously uncertain.

Segment Information

        A description of the products and services, as well as quarter-to-date and year-to-date financial data, for each segment can be found in Note 13 to the Consolidated Condensed Financial Statements. We have restated segment financial data for the three and six months ended April 30, 2003 to reflect changes in HP's organizational structure that occurred in the first quarter of fiscal 2004. We describe these changes more fully in Note 13 to the Consolidated Condensed Financial Statements. HP bases the business segments disclosed in this Form 10-Q on HP's management organizational structure as of April 30, 2004, with separate reporting for Software and HPFS due to the distinct nature of these businesses. Future changes to this organizational structure may result in changes to the reportable segments disclosed. The results discussions below include the results of each of HP's segments, with the exception of Corporate Investments, for the three and six months ended April 30, 2004 and 2003.

Imaging and Printing Group

	For the three months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$6,098	$5,512
Earnings from operations	$953	$925
Earnings from operations as a percentage of net revenue	15.6%	16.8%
	For the six months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$12,008	$11,110
Earnings from operations	$1,921	$1,836
Earnings from operations as a percentage of net revenue	16.0%	16.5%

        IPG's net revenue grew 11% in the second quarter and 8% in the first six months of fiscal 2004 compared to the same periods in fiscal 2003. On a constant currency basis, revenue increased 3% and 1% in the second quarter and first six months of fiscal 2004, respectively. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro. Of the overall 11% revenue increase in the second quarter of fiscal 2004, printer supplies and business printer hardware on a weighted basis represented 8.0 and 2.5 percentage points of growth, respectively, offset in part by a slight decline in home printer hardware revenue. Of the overall 8% revenue increase in the first six months of fiscal 2004, printer supplies and business printer hardware on a weighted basis represented 6.0 and 1.5 percentage points of growth, respectively. During the second quarter and first six months of fiscal 2004, the segment had solid revenue growth across all regions.

        Growth in printer supplies revenue in the second quarter and first six months of fiscal 2004 reflected higher volumes as a result of continued expansion of the printer hardware installed base, driven primarily by strong color performance. The net revenue increase in business printer hardware in the second quarter and first six months of fiscal 2004 was attributable to unit volume growth in monochrome and color laser printers, business inkjet printers, and increasing multi-function printer demand. A continued shift in demand to lower-priced products and a competitive pricing environment moderated the net revenue increase in business printer hardware in both periods. The net revenue decrease in home printer hardware in the second quarter of fiscal 2004 was attributable mainly to a decline in average selling prices driven by a continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market. In addition, home printer hardware revenue was further impacted by decreases in sales of single-function devices in line with the shift from single function printers to Photosmart printers in the digital imaging space. This decrease was moderated by a 38% unit shipments increase of all-in-one devices due in part to a continued shift from single-function printers to multi-function devices.

        In the second quarter of fiscal 2004, the 1.2 net percentage point decrease in the earnings from operations ratio consisted of a 1.1 percentage point decline in gross margin and a 0.1 percentage point increase in operating expenses as a percentage of revenue. For the first six months of the year, the 0.5 net percentage point decrease in the earnings from operations ratio consisted of a 0.4 percentage point increase in operating expenses as a percentage of revenue and a 0.1 percentage point reduction in gross margin. The reduction in gross margin in both periods was due primarily to an unfavorable yen impact in business printer hardware and laserjet supplies, as well as a continued shift to lower-priced products which typically have lower margins. The gross margin decline was moderated in the second quarter and almost entirely offset in the first six months of fiscal 2004 by operational efficiencies in the supplies business, a positive mix shift to the supplies business, which typically has gross margins that exceed the segment average, and a favorable currency impact on revenue resulting from the strengthening of the euro noted above. The increase in operating expenses as a percentage of revenue in both periods was driven mainly by marketing costs associated with a company-wide product branding campaign and legal expenses associated with increased patent filings, as well as unfavorable currency impacts resulting from the strengthening of the euro noted above. The increase in operating expenses as a percentage of revenue in the first six months of fiscal 2004 was further impacted by increased investments in research and development for strategic initiatives.

Personal Systems Group

	For the three months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$5,991	$5,127
Earnings from operations	$45	$23
Earnings from operations as a percentage of net revenue	0.8%	0.4%
	For the six months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$12,178	$10,269
Earnings from operations	$107	$56
Earnings from operations as a percentage of net revenue	0.9%	0.5%

        PSG's net revenue increased 17% in the second quarter and 19% in the first six months of fiscal 2004 compared to the same periods in fiscal 2003. On a constant currency basis, revenue increased 9% and 10% in the second quarter and first six months, respectively, of fiscal 2004. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro. Of the overall 17% revenue increase in the second quarter of fiscal 2004, desktop and notebook PCs each accounted for 8.0 percentage points of the increase on a weighted basis. Growth in workstations and handhelds of 1.0 percentage points in aggregate also contributed to the revenue increase. Of the overall 19% revenue increase in the first six months of fiscal 2004, notebook PCs accounted for 10.0 percentage points of the increase on a weighted basis, while desktop PCs contributed 7.5 percentage points to the improvement. Growth in handhelds and workstations contributed 1.5 percentage points in aggregate to the revenue increase.

        The revenue increase in the second quarter of fiscal 2004 resulted from an increase in volumes across all businesses, and, to a lesser extent, a slight overall increase in average selling prices. The revenue increase in the first six months of fiscal 2004 was also the result of an increase in volumes across all businesses, offset in part by a slight decline in average selling prices. An increase in notebook PC volumes of 19% and 34% in the second quarter and first six months, respectively, of fiscal 2004 compared to the prior year periods was due to increased consumer demand, the continued shift toward mobility and the launch of the widescreen and media center notebooks. The increase in consumer desktop PC volumes of 16% and 18% in the second quarter and first six months, respectively, of fiscal 2004 was the result of increased demand and market share gains in Europe and North America, combined with our re-entry into the China market. Commercial desktop PC revenue increases of 10% and 7% in the second quarter and first six months, respectively, of fiscal 2004 were primarily the result of an increase in the monitor attach rate, notably from increased sales of flat panel displays. Handheld revenues increased in the second quarter and first six months, respectively, of fiscal 2004 due to new product introductions, mainly in the sub-$300 market. Workstation revenue increased in both periods primarily in the Windows® based personal workstation space due to increased customer demand, particularly in Asia, offset in part by declines in UNIX® based workstations. The overall increase in average selling prices in the second quarter of fiscal 2004 was due primarily to an increase in the monitor attach rate, particularly in commercial PCs. The overall decline in average selling prices during the first six months of fiscal 2004 was attributable to a competitive pricing environment, offset in part by an increase in the monitor attach rate.

        In the second quarter of fiscal 2004, the 0.4 percentage point operating profit increase was due to a decline in operating expenses of 1.8 percentage points offset in part by a gross margin decrease of 1.4 percentage points. For the first six months of the year, the 0.4 net percentage point increase in the earnings from operations ratio consisted of a decrease of 2.0 percentage points in operating expenses, offset in part by a decline in gross margin of 1.6 percentage points. The operating expense improvement in both periods resulted from headcount reductions, tightening of administrative costs and lower research and development expense. The gross margin decline in both periods was due primarily to an increase in component pricing as well as a competitive pricing environment.

Enterprise Storage & Servers

	For the three months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$3,979	$3,679
Earnings from operations	$120	$58
Earnings from operations as a percentage of net revenue	3.0%	1.6%
	For the six months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$7,696	$7,231
Earnings from operations	$274	$31
Earnings from operations as a percentage of net revenue	3.6%	0.4%

        ESS's net revenue increased 8% and 6% in the second quarter and first six months of fiscal 2004 compared to the same periods in fiscal 2003. On a constant currency basis, revenue was flat and decreased 2% in the second quarter and first six months of fiscal 2004. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro. Of the overall 8% net revenue increase in the second quarter of fiscal 2004, industry standard servers accounted for 7.5 percentage points on a weighted basis, while business critical servers contributed 1.0 percentage points to the increase on a weighted basis, offset in part by a slight decline in storage. Of the overall 6% revenue increase in the first six months of fiscal 2004, industry standard servers accounted for 7.0 percentage points on a weighted basis, offset in part by a 0.5 percentage point decline in both business critical servers and storage on a weighted basis. Overall, segment revenue in both periods was impacted positively by a slight recovery in IT spending, but continues to be impacted unfavorably by competitive pricing pressures across all business units and geographic regions.

        Unit sales of industry standard servers increased 32% and 27% in the second quarter and first six months, respectively, of fiscal 2004 compared to the prior year periods and more than offset the revenue decline attributable to declining average selling prices due to competitive pricing pressures. Industry standard server revenue had 15% growth in both the second quarter and first six months of fiscal 2004 due to strong worldwide shipments of our ProLiant servers. Business critical server revenue increased 3% in the second quarter driven by growth in Itanium® -based servers. For the first six months of fiscal 2004, business critical server revenue declined reflecting a decline in sales of AlphaServers, offset in part by growth in RISC and Itanium® -based servers and Nonstop servers. The decline in the Alpha business in the first six months of fiscal 2004 was due primarily to a decline in mid-range servers as customers chose to transition to our other enterprise offerings. NonStop server revenue increased reflecting better spending in the telecommunications and financial services industries. Mid-range UNIX® revenue decreased during the period, offset in part by growth in high-end UNIX® server revenue due to continued strength in Superdome products and continued strong demand for our Integrity servers. Storage revenue declined 1% in both the prior year period and first six months of 2004, driven by a decline in sales of legacy arrays, offset in part by a mix shift toward EVA and XP products.

        In the second quarter of fiscal 2004, the improvement of 1.4 percentage points in the operating profit ratio was due to a 4.8 percentage point decrease in operating expenses as a percentage of revenue offset in part by a decrease of 3.4 percentage points in gross margin. For the first six months of the year, the improvement of 3.2 percentage points in the operating profit ratio was due to a 4.6 percentage point decrease in operating expenses as a percentage of revenue offset in part by a 1.4 percentage point decrease in gross margin. Cost savings achieved through continued cost control measures, offset in part by an unfavorable currency impact, drove the decline in operating expenses as a percentage of revenue in both periods. The gross margin decline in the second quarter of fiscal 2004 reflected a competitive pricing environment as well as an unfavorable mix shift from business critical servers toward lower- margin industry standard servers, reflecting the faster growth in the industry standard server market. In the first six months of fiscal 2004, gross margin declined due to an unfavorable mix shift from business critical servers toward lower-margin industry standard servers, offset in part by operational efficiencies.

Software

	For the three months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$222	$180
Loss from operations	$(49)	$(63)
Loss from operations as a percentage of net revenue	(22.1)%	(35.0)%
	For the six months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$422	$363
Loss from operations	$(95)	$(118)
Loss from operations as a percentage of net revenue	(22.5)%	(32.5)%

        Software's net revenue increased 23% in the second quarter and 16% in the first six months of fiscal 2004 compared to the same periods in fiscal 2003. The revenue increase in the second quarter and first six months of fiscal 2004 was 14% and 7%, respectively, on a constant currency basis. The majority of the favorable currency impact in both periods resulted from the strengthening of the euro against the dollar. Of the overall 23% revenue increase in the second quarter, OpenCall, our telecommunications solutions product line, represented 14.0 percentage points of growth on a weighted basis, while OpenView, our management solutions software product line, contributed the remaining 9.0 percentage points of the revenue increase on a weighted basis. Of the overall 16% revenue increase in the first six months of fiscal 2004, OpenCall represented 9.0 percentage points of growth on a weighted basis, while OpenView contributed the remaining 7.0 percentage points of the revenue increase on a weighted basis. The strong growth in OpenCall was due to increased spending in the telecommunications industry. OpenView continues to build momentum in our Adaptive Enterprise strategy.

        In the second quarter and first six months of fiscal 2004, the operating loss decline of 12.9 and 10.0 percentage points, respectively, were driven primarily by revenue growth and a decrease of operating expenses as a percentage of revenue. Unfavorable currency impact and acquisitions costs were offset in part by a decline in marketing expense and continued expense controls. The favorable operating expense impact to operating profit was offset in part by a decline in gross margin, resulting from an increasingly competitive pricing environment.

HP Services

	For the three months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$3,492	$3,043
Earnings from operations	$329	$297
Earnings from operations as a percentage of net revenue	9.4%	9.8%
	For the six months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$6,653	$6,015
Earnings from operations	$587	$636
Earnings from operations as a percentage of net revenue	8.8%	10.6%

        HPS' net revenue increased 15% in the second quarter and 11% in the first six months of fiscal 2004 compared to the same periods in fiscal 2003. On a constant currency basis, revenue increased 6% and 2% in the second quarter and first six months, respectively, of fiscal 2004. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro. Of the overall 15% net revenue increase in the second quarter of fiscal 2004 managed services, customer support, and consulting and integration represented 7.0, 6.0 and 2.0 percentage points of growth, respectively, on a weighted basis. Of the overall 11% revenue increase in the first six months of fiscal 2004, managed services and customer support represented 6.0 and 5.0 percentage points of growth, respectively, on a weighted basis, while the consulting and integration business was essentially flat.

        The growth in managed services in both periods was due to increased revenue from large outsourcing deals that closed in the latter half of fiscal 2003 and, to a lesser extent, the Triaton acquisition reflected in HP's consolidated results beginning in April of fiscal 2004. The growth in the customer support business in the second quarter and first six months of fiscal 2004 was driven by an increase in multi-technology support services and support associated with large comprehensive outsourcing deals. An increase in core consulting and integration services in Japan fueled the growth in the consulting and integration business in the second quarter of fiscal 2004, while a decrease in sales of complementary third-party products negatively impacted revenue in the first six months of fiscal 2004. Competitive pricing pressures negatively impacted consulting and integration revenue in both periods.

        Earnings from operations as a percentage of net revenue declined 0.4 percentage points in the second quarter of fiscal 2004 and 1.8 percentage points in the first six months of the year, compared to the same periods in fiscal 2003. Operating profit ratio declines in the managed services and the customer support business drove the overall segment operating profit ratio decline in the second quarter and first six months of fiscal 2004. Large outsourcing contracts, which typically have lower margins at the early stages of their life cycle, drove the decline in the managed services operating profit ratio in both periods. In the customer support business, competitive pricing pressures in both renewals and new contracts and a mix shift towards lower-margin service levels affected the operating profit ratio in both periods. A business mix shift into the managed services business, which typically has an operating profit ratio lower than the segment average, also contributed to the operating profit decline in the second quarter of fiscal 2004. The overall segment operating profit ratio decline in the second quarter of fiscal 2004 was moderated by an operating profit ratio improvement in the consulting and integration business as a result of expense control measures and workforce reduction initiatives to better align cost structures.

HP Financial Services

	For the three months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$469	$501
Earnings from operations	$35	$21
Earnings from operations as a percentage of net revenue	7.5%	4.2%
	For the six months ended April 30,
	2004	2003
	(Dollars in millions)
Net revenue	$910	$1,018
Earnings from operations	$64	$35
Earnings from operations as a percentage of net revenue	7.0%	3.4%

        HPFS' net revenue declined 6% in the second quarter and 11% in the first six months of fiscal 2004 compared to the same periods in fiscal 2003. The decrease in net revenue in both periods was due primarily to lower revenue-generating assets, as portfolio amortization and asset sales exceeded new lease originations. In addition, decreased revenue from equipment sales after the expiration of the associated lease terms and lower interest rates contributed to the revenue decrease in both periods.

        In the second quarter of fiscal 2004, the 3.3 net percentage point increase in the earnings from operations ratio consisted of a 2.4 percentage point increase in gross margin and a 0.9 percentage point decrease in operating expenses as a percentage of net revenue. For the first six months of fiscal 2004, the 3.6 net percentage point increase in the earnings from operations ratio consisted of a 3.5 percentage point increase in gross margin and a 0.1 percentage point decrease in operating expenses as a percentage of net revenue. The gross margin improvement during both periods resulted primarily from end of lease transactions. Cost savings achieved through continued cost controls, offset in part by an unfavorable currency impact, drove the declines in operating expenses as a percentage of revenue in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Six months ended April 30,	2004	2003	(Decrease)
	(In millions)
Net cash provided by operating activities	$2,782	$3,206	$(424)
Net cash used in investing activities	(1,238)	(826)	(412)
Net cash used in financing activities	(1,078)	(96)	(982)

Net increase in cash and cash equivalents	$466	$2,284	$(1,818)

Cash and Cash Flow

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside of the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. HP has provided for the United States federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside of the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet United States liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

        Net cash provided by operating activities decreased in the six months ended April 30, 2004 as compared to the corresponding period in fiscal 2003 due primarily to the timing of payments of accounts payable, particularly the payments made to contract manufacturers in China, and, to a lesser extent, increased inventory levels. The decrease was offset in part by increased net earnings and lower payments for restructuring actions, as well as lower pension and other post-retirement contributions in the six months ended April 30, 2004 as compared to the corresponding period in fiscal 2003.

        Net cash used in investing activities increased in the six months ended April 30, 2004 as compared to the corresponding period in fiscal 2003 due primarily to net cash paid for business acquisitions. The increase was moderated by decreased net capital expenditures and, to a lesser extent, increased net cash proceeds from investment activities.

        The decrease in net cash flows from financing activities was due primarily to net payments of long-term debt of approximately $165 million in the six months ended April 30, 2004 compared to net issuances of debt of approximately $732 million in the six months ended April 30, 2003. To a lesser extent, the decline was due to increased repurchases of common stock, moderated by cash generated from common stock issuances under various employees stock purchase plans.

Performance Metrics

	April 30, 2004	October 31, 2003	April 30, 2003
Days sales outstanding ("DSO")	38	40	40
Inventory turns	9.7	9.8	9.1

        The improvement in trade accounts receivable DSO as compared to fiscal 2003 and year-over-year resulted from increased effectiveness in collection efforts from both retail and business customers. The decline in annualized inventory turns as compared to fiscal 2003 resulted primarily from inventory build-up during the first quarter of fiscal 2004 associated with strategic purchases and new product introductions, while the year-over-year improvement was mainly the result of active inventory management.

Stock Repurchases

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. In the six months ended April 30, 2004, we repurchased 27 million shares for an aggregate price of $604 million. In the six months ended April 30, 2003, we repurchased 20 million shares for an aggregate price of $346 million. For additional information on share repurchases during the second quarter of 2004, see "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities." In May 2004, the Board of Directors of HP authorized an additional $2.0 billion for future repurchases of HP's outstanding shares of common stock. As of June 3, 2004, we had authorization for remaining future repurchases of approximately $2.5 billion.

Funding Commitments

        As a result of our approved restructuring plans, we expect future cash expenditures of $478 million, primarily for employee severance and other employee benefits and facilities costs. Of this amount, $455 million is recorded on our Consolidated Condensed Balance Sheet at April 30, 2004, and $23 million will be expensed in future periods as the costs are incurred or the requirements to record the costs as a liability are met. Cash expenditures related to employee severance for our previously approved restructuring plans are expected to be substantially complete in the current fiscal year.

        As of April 30, 2004, approximately $440 million of contributions have been made to pension plans and $30 million has been used to pay other post-retirement benefits. We presently anticipate contributing an additional $530 million during the remainder of fiscal 2004, of which $490 million relates to pension funding and the remaining $40 million relates to payments of other post-retirement benefits, for a total of $1 billion in pension and other post-retirement funding for fiscal 2004. HP's funding policy is to contribute cash to its pension plans so that minimum contribution requirements, as established by local government funding and taxing authorities, are met. In the current fiscal year, we will continue to contribute cash to our global pension plans in amounts that are consistent with local funding requirements and tax considerations.

        We issued approximately 53 million non-transferable contingent value rights ("CVRs") in connection with our acquisition of Indigo in March 2002 that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of April 30, 2004 and October 31, 2003.

        We currently expect to fund future expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, cash flows from operations and notes payable and short-term borrowings. We invest excess cash primarily in short-term investments that meet HP's credit rating standards.

Borrowings

	April 30, 2004	October 31, 2003	(Decrease)	Amount Available as of April 30, 2004(1)
	(In millions)
Notes payable and short-term borrowings	$803	$1,080	$(277)	$9,391
Long-term debt	6,453	6,494	(41)	3,101

Total short- and long-term debt	$7,256	$7,574	$(318)	$12,492

(1)
Amount available includes amounts remaining available for future borrowings under our lines of credit and commercial paper programs, as well as amounts registered but unissued under our 2002 Shelf Registration Statement and amounts available for future borrowings under our Euro Medium-Term Note Programme.

        Short- and long-term debt in the six months ended April 30, 2004 decreased by $318 million as compared to October 31, 2003. The decrease in notes payable and short-term borrowings was due mainly to the repayments of approximately $1.4 billion under our commercial paper programs, $96 million of notes payable to banks, net and $174 million of the short-term portion of long-term debt, respectively, offset in part by approximately $1.4 billion issued under our commercial paper programs. Additionally, the decrease in total short- and long-term debt was due mainly to a net $66 million non-cash decrease from foreign currency remeasurement, mark-to-market adjustments, and premium and discount amortization, offset in part by $31 million increase from business acquisitions during the six months ended April 30, 2004.

Notes Payable and Short-term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, the related average interest rates and amounts remaining available for future borrowings were as follows at June 3, 2004:

	As of June 3, 2004
	Amount Outstanding	Average Interest Rate	Amount Available
	(Dollars in millions)
Current portion of long-term debt	115	4.5%	—
Commercial paper	397	1.9%	4,103
Notes payable to banks, lines of credit and other	312	2.3%	2,261
Credit facilities	—	—	3,000

	824		9,364

        In the six months ended April 30, 2004, we issued a total of $460 million of commercial paper at interest rates ranging from 1.09% to 1.16% under our $4.0 billion U.S. commercial paper program. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, issued $905 million of certificates of deposit during the six months ended April 30, 2004, at local currency interest rates ranging from 1.11% to 4.44%, under our Euro Commercial Paper/Certificate of Deposit Programme.

        We also maintain, through various foreign subsidiaries, lines of credit from a number of financial institutions.

        We established a $1.5 billion 364-day senior unsecured committed borrowing facility and a $1.5 billion five-year credit facility in March 2004 (together, the "New Credit Facilities"). Interest rates and other terms of borrowing under the New Credit Facilities will vary, as applicable, based on our external credit ratings. The New Credit Facilities are available for general corporate purposes, including supporting the issuance of commercial paper.

Long-term Debt

        Book value of long-term debt and amounts registered but unissued under the applicable registration statement or available for future borrowings (in each case, as shown in the Amount Available column) were as follows at June 3, 2004:

	As of June 3, 2004
	Amount Outstanding	Amount Available
	(In millions)
2002 Shelf Registration Statement	$1,991	$1,000
2000 Shelf Registration Statement	2,806	—
Euro Medium-Term Note Programme	916	2,083
Other, including assumed Compaq debt	793	—

Fair value adjustment related to SFAS No. 133	53	—
Less current portion	(115)	—

	$6,444	$3,083

        At June 3, 2004, we had outstanding long-term debt totaling $6.7 billion, which excludes the fair value adjustment related to SFAS No. 133 of $53 million and discounts on debt issuances totaling $179 million, and includes $115 million due within one year. Of our total long-term debt outstanding, approximately $3.0 billion is due between 2004 and 2006, approximately $2.6 billion is due between 2007 and 2009 and the remainder is due at various dates through 2023. For a description of our outstanding debt, see Note 8 to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

        We may issue future long-term borrowings under our shelf registration statement that was declared effective in March 2002 (the "2002 Shelf Registration Statement").

        We also may issue future long-term borrowings under our Euro Medium-Term Note Programme, filed with the Luxembourg Stock Exchange. These notes can be denominated in any currency including the euro. However, these notes have not been and will not be registered in the United States.

        We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit or, in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. Should this occur, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme. In addition, we have the ability at our option to draw upon our senior unsecured credit facilities totaling $3.0 billion.

        The vast majority of total outstanding debt was issued or assumed by HP and not by our financing business, HPFS. However, HPFS is a financial services organization and, like other financial services companies, has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At April 30, 2004, HPFS had approximately $6.5 billion in net financing assets, which include short- and long-term financing receivables and operating lease assets.

Contractual Obligations

        At April 30, 2004, our unconditional purchase obligations are $1.0 billion, compared with $651 million as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors may target our key market segments. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, range of products and services, account relationships, customer service and support, security, and availability of application software. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, it could harm our operations, results and prospects. Further, we may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than some of our competitors. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and therefore our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects. Even if we are able to maintain or increase market share for a particular product, revenue could decline due to increased competition from other types of products or because the product is in a maturing industry. Industry consolidation may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

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

        As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions in order to further our business objectives, and in many cases, to manage our product and technology portfolios. In order to pursue this strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of acquisitions, strategic alliances, joint ventures and outsourcing transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. However, if we fail to identify and successfully complete transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material effect on our revenue and selling, general and administrative expenses.

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

        We evaluate and enter into significant transactions, including acquisitions, outsourcing agreements, alliances, joint ventures and divestitures, on an ongoing basis. We may not fully realize all of the anticipated benefits or synergies of any transaction to the extent anticipated, and the timeframe for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for significant transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate accurately our costs. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

        Managing acquisitions, outsourcing transactions, alliances, joint ventures and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain and extraordinary transactions could impact our effective tax rate. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses. Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreements to us. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. Further, our costs of operations could be affected on an ongoing basis by the imposition of copyright levies or similar fees by rights holders or collection agencies in certain jurisdictions, primarily in Europe. In addition, it is possible that as a consequence of a merger or acquisition transaction third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these agreements.

Economic uncertainty could affect adversely, our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and constrained information technology spending has previously resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. In addition, customer financial difficulties have previously resulted, and could in the future result, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. We have also experienced, and may in the future experience, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic downturns may also lead to restructuring actions and associated expenses and impairment of investments. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Terrorist acts, conflicts and wars may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers, which could significantly impact our revenue, costs and expenses and financial condition. Terrorist attacks create many economic and political uncertainties, some of which may materially harm our business and results of operations. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the ongoing military operations in Iraq, have created many economic and political uncertainties that could adversely affect our business, results of operations and stock price in ways that we cannot presently predict. In addition, as a major multi-national company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses and financial condition.

        Sales outside the United States make up more than half of our revenue. Our future revenue, gross margin, expenses and financial condition could also suffer due to a variety of international factors, including:

  •
  ongoing instability or changes in a country's or region's economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

  •
  currency fluctuations, particularly in the euro and the Japanese yen, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in U.S. dollars;

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

        The factors described above could also disrupt our product and component manufacturing and key suppliers located outside of the United States. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake. In addition, some areas, including California and parts of the East Coast and Midwest of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly self-insured for losses and interruptions caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters.

If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue, gross margin and profitability could suffer.

        We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both retail and direct sales to both enterprise accounts and consumers. Since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore profitability. Moreover, our distribution channel mix may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. We may also have a limited ability to estimate future product rebate redemptions in order to price our products effectively. Other distribution risks include alienating channel partners, financial weakness of competitors and inventory management problems, as described below.

  •
  Our use of direct sales could alienate channel partners and adversely affect our distribution model.

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

        We have an investment portfolio that includes minority equity and debt investments. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments and may incur losses related to the impairment of these investments and therefore charges to net earnings. Some of our investments are in public and privately-held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development may never become successful. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. We often couple our investments in technology companies with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and third parties, including competitors, may subsequently acquire these companies. Economic weakness could impact our investment portfolio in the future.

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

        We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of HP's employee stock options have had exercise prices in excess of HP's stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have proposed changes to accounting principles generally accepted in the United States that would require HP and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

        Portions of our information technology infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work. In particular, in connection with the Compaq integration, we are in the process of implementing a new general ledger information system and data warehouse to replace our current systems. As a part of this effort, we are rationalizing various legacy systems, upgrading existing software applications and implementing new data management applications to administer our business information. We may not be successful in implementing the new system, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of this new system or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our business segment results, our financial position and cash flows and otherwise operate our business, which could adversely affect our financial results, stock price and reputation.

Unforeseen environmental costs could impact our future net earnings.

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims if we were to violate or become liable under environmental laws or become non-compliant with environmental permits required at present or former facilities. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We also could face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This directive must be enacted and implemented by individual European Union governments by August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"), and producers are to be financially responsible under the WEEE Legislation beginning in August 2005. HP's potential liability resulting from the WEEE Legislation may be substantial, but, because specific laws, regulations, and enforcement policies will vary significantly among individual European member states, HP cannot currently estimate the extent of HP's existing liability or future expenses resulting from the WEEE Legislation. Similar legislation has been or may be enacted in other geographies, including in the United States and Japan, the cumulative impact of which could be significant. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth above under Note 12 contained in the "Notes to Consolidated Condensed Financial Statements" is incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Sales of Unregistered Securities

        On February 2, 2004, HP issued a total of 9,790 shares of unregistered HP common stock to a former employee of Indigo upon the exercise of options assumed in connection with the Indigo acquisition, for an aggregate purchase price of $52,572.30. The foregoing purchase and sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (February 2004)	2,725,000	22.82	2,725,000	$887,238,236
Month #2 (March 2004)	12,859,000	22.35	12,859,000	$600,875,512
Month #3 (April 2004)	—	—	—	$600,875,512
Total	15,584,000	22.43	15,584,000	—

        HP repurchased shares in the second quarter of fiscal 2004 under an ongoing systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. Amounts authorized for future repurchases under the systematic program are approved periodically. HP had authorization for future repurchases of $601 million at April 30, 2004.

        HP repurchased shares in the second quarter of fiscal 2004 from the Packard Foundation, a beneficial owner of more than 5% of HP's common stock. These purchases were made in accordance with a Memorandum of Understanding, dated September 9, 2002, between HP and the Packard Foundation providing that HP may purchase from the Packard Foundation shares of HP common stock each New York Stock Exchange trading day during the "Sale Period" (defined below) for a purchase price equal to the adjusted, volume-weighted average price for composite New York Stock Exchange transactions on that trading day. The "Sale Period" begins on and includes the second New York Stock Exchange trading day after HP's public announcement of quarterly earnings information and ends on and includes the 14th calendar day of the last month of HP's quarterly financial reporting period. HP may repurchase additional shares of HP common stock from the Packard Foundation in the future under the Memorandum of Understanding. In addition, either HP or the Packard Foundation may suspend or terminate sales under the Memorandum of Understanding at any time. The shares repurchased from the Packard Foundation are included in the table above.

        In May 2004, the Board of Directors of HP authorized an additional $2.0 billion for future repurchases of HP's outstanding shares of common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

        HP held its annual meeting of shareowners on March 17, 2004 in Houston, Texas.

        At the 2004 annual meeting of shareowners, the shareowners elected the following individuals to the Board of Directors for the succeeding year or until their successors are duly qualified and elected:

Name	Votes For	Votes Withheld
Lawrence T. Babbio, Jr.	2,528,509,048	94,582,594
Patricia C. Dunn	2,529,082,255	93,992,587
Carleton S. Fiorina	2,548,780,487	74,287,173
Richard A. Hackborn	2,562,370,757	60,718,177
Dr. George A. Keyworth II	2,513,171,620	109,922,704
Robert E. Knowling, Jr.	2,526,969,762	96,097,898
Sanford M. Litvack	1,709,829,703	917,820,862
Robert L. Ryan	2,578,267,804	44,845,456
Lucille S. Salhany	2,546,640,942	76,426,718

        At the 2004 annual meeting of shareowners, shareowners took the following actions:

  •
  The shareowners approved the ratification of the appointment of Ernst & Young LLP as HP's independent auditors for the 2004 fiscal year. There were 2,511,809,792 votes cast for the ratification, 101,464,026 votes cast against the ratification and 10,316,909 abstentions.

  •
  The shareowners approved the Hewlett-Packard Company 2004 Stock Incentive Plan (the "2004 Stock Plan"). There were 1,505,871,686 votes cast for the 2004 Stock Plan, 674,563,264 votes cast against the 2004 Stock Plan, 19,682,463 abstentions and 423,473,314 shares as to which brokers did not receive specific voting instructions ("broker non-votes").

  •
  The shareowners approved a shareowner proposal to request that HP's Board of Directors establish a policy of expensing in HP's annual income statement the costs of all future stock options issued by HP. There were 1,215,236,987 votes cast for the proposal, 920,591,259 votes cast against the proposal, 64,289,166 abstentions and 423,473,314 broker non-votes. This vote was of an advisory nature. The Board is duly considering the recommendation.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits:

        The Exhibit Index found on page 67 of this report sets forth a list of exhibits.

  (b)
  Reports on Form 8-K:

        On February 12, 2004, HP filed a report on Form 8-K dated February 11, 2004 relating to the results of its first fiscal quarter ended January 31, 2004. Under the Form 8-K, HP reported pursuant to Item 12 the issuance of a press release entitled "HP Expects to Report Revenue of $19.5 Billion and Non-GAAP EPS of $0.35 for First Fiscal Quarter." HP furnished (not filed) such press release under Item 7.

        On February 19, 2004, HP filed a report on Form 8-K dated February 19, 2004 relating to the results of its first fiscal quarter ended January 31, 2004. Under the Form 8-K, HP reported pursuant to Item 12 the issuance of a press release entitled "HP Reports First Quarter 2004 Results" relating to the results of its first fiscal quarter ended January 31, 2004, and furnished (not filed) such press release, including related non-GAAP financial information, under Item 7. Under the Form 8-K, HP also filed GAAP financial statements for the quarter as an exhibit under Item 7.

        On February 20, 2004, HP filed a report on Form 8-K dated February 20, 2004 reporting pursuant to Item 12 an additional financial table containing line items for the Enterprise Storage and Server division and the Software division within HP's Enterprise Systems Group for its first fiscal quarter ended January 31, 2004. Under the Form 8-K, HP furnished (not filed) the financial table as an exhibit under item 7.

        On May 18, 2004, HP filed a report on Form 8-K dated May 18, 2004 relating to the results of its second fiscal quarter ended April 30, 2004. Under the Form 8-K, HP reported pursuant to Item 12 the issuance of a press release entitled "HP Reports Second Quarter 2004 Results" relating to the results of its second fiscal quarter ended April 30, 2004, and furnished (not filed) such press release, including related non-GAAP financial information, under Item 7. Under the Form 8-K, HP also filed GAAP financial statements for the quarter as an exhibit under Item 7.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN
Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 9, 2004

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
1	Not applicable.
2(a)	Master Separation and Distribution Agreement between Hewlett-Packard Company and Agilent Technologies, Inc.	10-K	001-04423	2	January 27, 2000
2(b)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective March 17, 2004‡.
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)	Form of Registrant's 7.15% Global notes due June 15, 2005, and related Officers' Certificate	8-K	001-04423	4.1 and 4.3	June 15, 2000
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(f)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001
4(g)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(h)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(i)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(j)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
5-9	Not applicable.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated, effective November 21, 2003.*‡
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Registrant's 1985 Incentive Compensation Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(e)	January 21, 2003
10(g)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003

10(h)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(i)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(j)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(k)	Compaq Computer Corporation 1985 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(k)	January 21, 2003
10(l)	Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(l)	January 21, 2003
10(m)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(m)	January 21, 2003
10(n)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(o)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.11	April 18, 2002
10(p)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(q)	Registrant's 2000 Employee Stock Purchase Plan, amended and restated effective November 1, 2000.*	10-Q	001-04423	10(y)	March 12, 2003
10(r)	Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.*	10-Q	001-04423	10(c)	September 12, 2000
10(s)	First Amendment to Registrant's Excess Benefit Retirement Plan, effective November 1, 1999.*	10-K	001-04423	10(b)(b)	January 21, 2003
10(t)	Second Amendment to Registrant's Excess Benefit Retirement Plan, effective April 1, 2004.*‡
10(u)	Third Amendment to Registrant's Excess Benefit Retirement Plan, effective May 1, 2004.*‡
10(v)	Hewlett-Packard Company Cash Account Pension Restoration Plan.*	10-K	001-04423	10(c)(c)	January 21, 2003
10(w)	Registrant's Executive Pay-for-Results Plan, amended and restated effective November 1, 2003.*	10-Q	001-04423	10(c)(c)	March 11, 2004
10(x)	Registrant's Executive Deferred Compensation Plan, amended and restated effective April 1, 2004.*‡
10(y)	First Amendment to Registrant's Executive Deferred Compensation Plan, effective May 1, 2004.*‡
10(z)	Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(g)(g)	September 20, 1999
10(a)(a)	Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(i)(i)	September 20, 1999
10(b)(b)	Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(j)(j)	September 20, 1999
10(c)(c)	Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(k)(k)	September 20, 1999
10(d)(d)	Form of Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(e)(e)	Form of Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002

10(f)(f)	Form of letter dated March 6, 2003, amending Severance Agreement for certain Compaq employees prior to its acquisition by HP.*	10-Q	001-04423	10(m)(m)	June 12, 2003
10(g)(g)	Form of Indemnity Agreement between Compaq and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(h)(h)	General Waiver and Release Agreement executed by Michael D. Capellas with attached Benefits Summary Upon Termination dated November 11, 2002.*	10-K	001-04423	10(p)(p)	January 21, 2003
10(i)(i)	Registrant's Service Anniversary Stock Plan amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003
10(j)(j)	Registrant's Employee Stock Purchase Plan amended and restated as of June 30, 2000.*	10-K	001-04423	10(s)(s)	January 21, 2003
10(k)(k)	Registrant's 1987 Director Option Plan.*	S-8	33-30769	4	August 31, 1989
10(l)(l)
Stock Option Agreement for Registrant's 2000 Stock Plan, as amended, 1995 Incentive Stock Plan, as amended, Compaq 2001 Stock Option Plan, as amended, Compaq 1998 Stock Option Plan, as amended, Compaq 1995 Equity Incentive Plan, as amended and Compaq 1989 Equity Incentive Plan, as amended.*‡
10(m)(m)	Restricted Stock Agreement for Registrant's 2000 Stock Plan, as amended, and 1995 Incentive Stock Plan, as amended.*‡
10(n)(n)	Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(o)(o)	Stock Option Agreement for Registrant's 1985 Incentive Compensation Plan, as amended.*	10-K	001-04423	10(b)	January 27, 2000
10(p)(p)	Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*‡
10(q)(q)	Form of Restricted Stock Grant Notice for Compaq's 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(r)(r)	Stock Option Agreement for Registrant's 1987 Director Option Plan.*	10-K	001-04423	10(y)(y)	January 21, 2003
10(s)(s)	Stock Option Agreement for Compaq's 1985 Stock Option Plan, as amended.*	10-K	001-04423	10(z)(z)	January 21, 2003
10(t)(t)	Stock Option Agreement for Compaq's 1985 Nonqualified Stock Option Plan, as amended.*	10-K	001-04423	10(a)(1)	January 21, 2003
10(u)(u)	Form of Cash Award Agreement (Performance Based) for Registrant's 2000 Stock Plan, as amended.*	10-Q	001-04423	10(a)(1)	June 12, 2003
10(v)(v)	Registrant's Severance Plan for Executive Officers.*	10-K	001-04423	10(z)(z)	January 20, 2004
11	Not applicable.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	Not applicable.
15	None.
16-17	Not applicable.
18-19	None.
20-21	Not applicable.
22-24	None.
25-26	Not applicable.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

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
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX