Form 10-Q
period 2004-07-31
HEWLETT PACKARD CO
filed 2004-09-10
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2004
OR
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2004
Common stock, $0.01 par value	3,019,899,000 shares

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks and uncertainties, and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of earnings, revenue, expenses or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and remediation of execution issues; any statements concerning developments, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include macroeconomic and geopolitical trends and events; the execution and performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; information technology systems risks, including system migration risks and other risks that are described herein and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed after HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2003, except as to items that are specifically superseded by "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Earnings

(In millions, except per share amounts)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net revenue:
Products	$14,892	$13,792	$46,938	$42,670
Services	3,903	3,440	11,280	10,183
Financing income	94	116	298	355

Total net revenue	18,889	17,348	58,516	53,208

Costs and expenses:
Cost of products	11,392	10,248	35,281	31,484
Cost of services	2,997	2,505	8,632	7,404
Financing interest	54	57	139	166
Research and development	862	895	2,647	2,744
Selling, general and administrative	2,738	2,785	8,273	8,305
Amortization of purchased intangible assets	146	141	438	420
Restructuring charges	9	376	101	610
Acquisition-related charges	6	40	30	252
In-process research and development charges	28	—	37	—

Total costs and expenses	18,232	17,047	55,578	51,385

Earnings from operations	657	301	2,938	1,823
Interest and other, net	20	10	33	41
Gains (losses) on investments and other, net	1	(24)	5	(41)
Dispute settlement	—	—	(70)	—

Earnings before taxes	678	287	2,906	1,823
Provision for (benefit from) taxes	92	(10)	500	146

Net earnings	$586	$297	$2,406	$1,677

Net earnings per share:
Basic	$0.19	$0.10	$0.79	$0.55

Diluted	$0.19	$0.10	$0.78	$0.55

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Weighted-average shares used to compute net earnings per share:
Basic	3,037	3,048	3,043	3,048
Diluted	3,057	3,071	3,077	3,063

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheet

(In millions, except par value)

	July 31, 2004	October 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,985	$14,188
Short-term investments	311	403
Accounts receivable, net of allowance for doubtful accounts of $278 and $347 as of July 31, 2004 and October 31, 2003, respectively	8,465	8,921
Financing receivables, net of allowance for doubtful accounts of $132 and $119 as of July 31, 2004 and October 31, 2003, respectively	2,923	3,026
Inventory	6,745	6,065
Other current assets	8,283	8,351

Total current assets	40,712	40,954
Property, plant and equipment, net of accumulated depreciation of $7,262 and $6,817 at July 31, 2004 and October 31, 2003, respectively	6,245	6,482
Long-term financing receivables and other assets	7,678	8,030
Goodwill	15,603	14,894
Purchased intangible assets, net	4,143	4,356

Total assets	$74,381	$74,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,212	$1,080
Accounts payable	8,483	9,285
Employee compensation and benefits	1,600	1,755
Taxes on earnings	1,388	1,599
Deferred revenue	4,236	3,665
Accrued restructuring	256	709
Other accrued liabilities	8,603	8,545

Total current liabilities	26,778	26,638
Long-term debt	4,907	6,494
Other liabilities	3,985	3,838
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 3,030 and 3,043 shares issued and outstanding at July 31, 2004 and October 31, 2003, respectively)	30	30
Additional paid-in capital	24,257	24,587
Retained earnings	14,569	13,332
Accumulated other comprehensive loss	(145)	(203)

Total stockholders' equity	38,711	37,746

Total liabilities and stockholders' equity	$74,381	$74,716

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statement of Cash Flows

(In millions)

(Unaudited)

	Nine months ended July 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$2,406	$1,677
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,793	1,926
Provisions for bad debt and inventory	290	363
(Gains) losses on investments and other, net	(5)	41
In-process research and development charges	37	—
Acquisition-related charges	30	252
Restructuring charges	101	610
Deferred taxes on earnings	217	(184)
Other, net	21	57
Changes in assets and liabilities:
Accounts and financing receivables	1,020	1,300
Inventory	(950)	(633)
Accounts payable	(843)	530
Taxes on earnings	(211)	(72)
Restructuring	(535)	(971)
Other assets and liabilities	(270)	(1,222)

Net cash provided by operating activities	3,101	3,674

Cash flows from investing activities:
Investment in property, plant and equipment	(1,387)	(1,493)
Proceeds from sale of property, plant and equipment	348	216
Purchases of investments	(511)	(369)
Maturities and sales of investments	785	640
Net cash paid for business acquisitions	(847)	(71)

Net cash used in investing activities	(1,612)	(1,077)

Cash flows from financing activities:
Decrease in notes payable and short-term borrowings, net	(179)	(257)
Issuance of debt	9	776
Payment of debt	(224)	(556)
Issuance of common stock under employee stock plans	538	441
Repurchase of common stock	(1,104)	(549)
Dividends	(732)	(733)

Net cash used in financing activities	(1,692)	(878)

(Decrease) increase in cash and cash equivalents	(203)	1,719
Cash and cash equivalents at beginning of period	14,188	11,192

Cash and cash equivalents at end of period	$13,985	$12,911

Supplemental schedule of noncash financing activities:
Net issuances of common stock for employee benefit and other plans	$84	$—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

Basis of Presentation

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements for Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2004, its results of operations for the three and nine months ended July 31, 2004 and 2003, and its cash flows for the nine months ended July 31, 2004 and 2003. The Consolidated Condensed Balance Sheet as of October 31, 2003 is derived from the October 31, 2003 audited financial statements. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        The results of operations for the three and nine months ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

        Revenue from software consists of software licensing and post-contract customer support. Software revenue is allocated to the license and support elements using vendor specific objective evidence of fair value ("VSOE") or, in the absence of VSOE for all the elements, the residual method when VSOE exists for all the undelivered elements. The price charged when the element is sold separately generally determines VSOE. In the absence of VSOE of a delivered element, HP first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. HP recognizes revenue allocated to software licenses at the inception of the license. HP recognizes revenue allocated to post-contract customer support ratably over the term of the contract.

  Services

        Services revenue consists mainly of revenue from the HP Services business. In addition, services revenue also includes revenue generated from service related solutions in the Imaging and Printing, Personal Systems and Software businesses.

        HP recognizes revenue from fixed price support or maintenance contracts, including extended warranty contracts, ratably over the contractual period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue and costs as services are rendered. HP recognizes revenue from fixed price consulting arrangements over the contractual period on a proportional performance basis as determined by the relationship of contract costs incurred to date and the estimated total contract costs, which are regularly revised during the life of the contract. For fixed price outsourcing contracts, HP recognizes revenue ratably over the contractual service period and recognizes the costs associated with these contracts as incurred. For all other outsourcing contracts, HP recognizes revenue as earned on an output or consumption basis and recognizes costs associated with these contracts as incurred. HP amortizes revenue and costs associated with the transition phase of outsourcing contracts over the contractual service period. Losses on fixed price contracts are recognized in the period that the loss becomes evident. HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. HP records revenue that is earned and recognized in excess of amounts invoiced on fixed price contracts as trade receivables.

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

        HP has determined pro forma net earnings and earnings per share information as if the fair value method described in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," had been applied to its employee stock-based compensation. The pro forma effect on net earnings and net earnings per share as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right were as follows for the three and nine months ended July 31, 2004 and 2003:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(In millions, except per share data)
Net earnings, as reported	$586	$297	$2,406	$1,677
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	10	10	22	24
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(194)	(217)	(556)	(629)

Pro forma net earnings	$402	$90	$1,872	$1,072

Basic net earnings per share:
As reported	$0.19	$0.10	$0.79	$0.55

Pro forma	$0.13	$0.03	$0.62	$0.35

Diluted net earnings per share:
As reported	$0.19	$0.10	$0.78	$0.55

Pro forma	$0.13	$0.03	$0.61	$0.35

  Stock Repurchases

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases of common stock in the open market or in private transactions. HP had authorization for future repurchases of approximately $2.1 billion at July 31, 2004 and $1.2 billion of common stock under the program at October 31, 2003. In May 2004, the Board of Directors of HP authorized an additional $2.0 billion for future repurchases of HP's outstanding shares of common stock. HP repurchased 24 million shares for an aggregate price of $500 million in the third quarter of fiscal 2004 and repurchased 51 million shares for an aggregate price of $1.1 billion in the first three quarters of fiscal 2004. HP repurchased 10 million shares for an aggregate price of $203 million in the third quarter of fiscal 2003 and repurchased 30 million shares for an aggregate price of $549 million in the first three quarters of fiscal 2003. For additional information on share repurchases during the third quarter of fiscal 2004, see "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities."

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," which addresses consolidation by business enterprises of variable interest entities ("VIEs") either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations on proposed modifications to FIN 46 and re-issued FIN 46 ("Revised Interpretation") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. The Revised Interpretation for all VIEs was effective for HP's second quarter of fiscal 2004. HP has not entered into any material arrangements with VIEs created after January 31, 2003. Further, HP evaluated the provisions under the Revised Interpretation on its arrangements prior to February 1, 2003 and determined that HP did not create any material VIEs, including Special Purpose Entities, which have an impact on its financial position, results of operations and cash flows.

        In December 2003, the FASB issued revised SFAS No. 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." SFAS 132(R) revised employers' disclosure about pension plans and other post-retirement benefit plans. SFAS 132(R) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ending after December 15, 2003. SFAS 132(R) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS 132(R) were effective for HP's second quarter of fiscal 2004. HP early adopted the interim disclosure requirements in its Consolidated Condensed Financial Statements for the three months ended January 31, 2004 as disclosed in Note 11.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 will be effective for HP's fourth quarter of fiscal 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures required by EITF 03-1 for investments accounted for under SFAS No. 115 are effective for HP's fiscal year ending 2004. HP does not expect the adoption of EITF 03-1 to have a material effect on HP's results of operations and financial condition.

        In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act"). FSP 106-2 supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," and provides authoritative guidance on accounting for the federal subsidy specified in the Act. The Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. HP has concluded that the prescription drug benefits provided under its plans are at least actuarially equivalent to the prescription drug benefits offered under Medicare Part D.

        FSP 106-2 provides that: 1) the effect of the federal subsidy should be accounted for as an actuarial experience gain; 2) since the federal subsidy is exempt from federal taxes, any plan-related temporary income tax difference should exclude the effect of the subsidy; and 3) the effective date of FSP 106-2 is the first interim or annual period beginning after June 15, 2004, with early adoption encouraged.

        HP has elected to adopt early the provisions of FSP 106-2 on a retroactive basis with measurement as of the enactment of the Act. As the annual measurement date for HP's postretirement benefit plans is September 30, HP's 2004 fiscal year expense is impacted by approximately 10 months. The expected subsidy reduced HP's accumulated postretirement benefit obligation ("APBO") by approximately $133 million, which HP recognized as a reduction in the unrecognized net actuarial loss. HP amortizes the unrecognized net actuarial loss over the average remaining service life of HP's employees eligible for postretirement benefits. The adoption of FSP 106-2 also affects service and interest costs associated with the plans and reduced the net periodic postretirement cost by approximately $10 million in 2004. The expense amounts shown in Note 11 reflect the effects of the early adoption of FSP 106-2. HP may adjust these amounts in the future, as detailed regulations necessary to implement the Act have not been issued.

Note 2: Net Earnings Per Share

        HP's basic earnings per share ("EPS") is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect of potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the three and nine months ended July 31, 2004 and 2003:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(In millions, except per share amounts)
Numerator:
Net earnings	$586	$297	$2,406	$1,677
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	—	—	6	—

Net earnings, adjusted	$586	$297	$2,412	$1,677

Denominator:
Weighted-average shares used to compute basic EPS	3,037	3,048	3,043	3,048
Effect of dilutive securities:
Dilutive common stock equivalents	20	23	26	15
Zero-coupon subordinated convertible notes	—	—	8	—

Dilutive potential common shares	20	23	34	15

Weighted-average shares used to compute diluted EPS	3,057	3,071	3,077	3,063

Net earnings per share:
Basic	$0.19	$0.10	$0.79	$0.55

Diluted	$0.19	$0.10	$0.78	$0.55

        In the third quarter of fiscal 2004 and 2003, HP excluded options to purchase 413 million and 357 million shares, respectively, and in the first nine months of fiscal 2004 and 2003, options to purchase 290 million and 365 million shares, respectively, of HP stock from the calculation of diluted net earnings per share because the exercise price of these options was greater than the average market price of the common shares for the respective period, and therefore the effect would have been antidilutive.

Note 3: Acquisitions

        In the first nine months of fiscal 2004, HP made acquisitions for an aggregate purchase price of approximately $538 million in net cash. The largest of these transactions was the acquisition of Triaton GmbH (with subsidiaries in Singapore, China and Brazil), Triaton France SAS and Triaton N.A, Inc. (USA) (collectively "Triaton"). Triaton is one of Germany's largest independent information technology ("IT") service providers. This acquisition is intended to increase HP's capacity to deliver its Adaptive Enterprise offerings, with customers benefiting from added managed services, customer support and consulting and integration capabilities. The remaining acquisitions primarily provide technology-management software that is intended to enhance the automation capabilities of the HP OpenView software portfolio and add breadth to the HP Adaptive Enterprise portfolio. In addition, in the first nine months of fiscal 2004, HP paid approximately $309 million in cash for additional shares of Digital GlobalSoft Limited, a consolidated subsidiary of HP ("DGS"), to increase HP's ownership from 50.1% to approximately 96.4%. DGS is a globally-focused software development and IT services company. This subsidiary enhances HP's capability in IT services, including expertise in life cycle services such as migration, technical and application services.

        HP recorded approximately $747 million of goodwill and $225 million of amortizable purchased intangible assets in connection with these acquisitions. In accordance with SFAS No. 141 "Business Combinations," HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based on valuations prepared by independent third party appraisal firms using estimates and assumptions provided by management. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes. HP has included the results of operations of these transactions prospectively from the respective dates of the transactions. HP has not presented the pro forma results of operations of the acquired businesses because the results are not material to HP's results of operations individually or in the aggregate.

Indigo

        HP issued approximately 53 million non-transferable contingent value rights ("CVRs") in connection with the acquisition of Indigo N.V. in March 2002 that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of July 31, 2004.

Note 4: Goodwill and Purchased Intangible Assets

        Goodwill allocated to HP's reportable segments as of October 31, 2003 and changes in the carrying amount of goodwill for the nine months ended July 31, 2004 are as follows:

	Enterprise Storage and Servers	Software	Enterprise Systems Group	Imaging and Printing Group	Personal Systems Group	HP Services	HP Financial Services	Total
	(In millions)
Balance at October 31, 2003	$—	$—	$5,390	$1,508	$2,324	$5,522	$150	$14,894
Reallocation (See Note 13)	4,794	596	(5,390)	—	—	—	—	—
Goodwill acquired during the period	11	168	—	—	—	568	—	747
Goodwill adjustment	(14)	(2)	—	(3)	(7)	(12)	—	(38)

Balance at July 31, 2004	$4,791	$762	$—	$1,505	$2,317	$6,078	$150	$15,603

        The goodwill reallocation shown in the table above relates to the reorganization of HP's reportable segments discussed in Note 13. The goodwill formerly included in the Enterprise Systems Group was allocated between Enterprise Storage and Servers and Software based on a relative fair value approach.

        The goodwill adjustment shown in the table above relates primarily to the reduction of a restructuring liability and asset impairments associated with the fiscal 2002 and 2001 pre-acquisition Compaq restructuring plans. The reduction of the restructuring liability and asset impairments adjusted original estimates to actual costs incurred at various locations throughout the world.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," HP reviews goodwill and purchased intangible assets with indefinite lives (specifically, the Compaq tradename) for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recovered. HP is currently in the process of performing its annual impairment test for goodwill and purchased intangible assets with indefinite lives as of August 1, 2004. HP will complete this analysis in the fourth quarter of fiscal 2004.

        HP's finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted average useful lives of approximately nine years, and developed and core technology, patents and product trademarks, which have weighted average useful lives of approximately six years.

        HP's purchased intangible assets at July 31, 2004 and October 31, 2003 are composed of:

	July 31, 2004
	Gross	Accumulated Amortization	Net
	(In millions)
Customer contracts, customer lists and distribution agreements	$2,222	$(572)	$1,650
Developed and core technology and patents	1,701	(679)	1,022
Product trademarks	89	(40)	49

Total amortizable purchased intangible assets	4,012	(1,291)	2,721
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,434	$(1,291)	$4,143

	October 31, 2003
	Gross	Accumulated Amortization	Net
	(In millions)
Customer contracts, customer lists and distribution agreements	$2,040	$(371)	$1,669
Developed and core technology and patents	1,663	(457)	1,206
Product trademarks	84	(25)	59

Total amortizable purchased intangible assets	3,787	(853)	2,934
Compaq trade name	1,422	—	1,422

Total purchased intangible assets	$5,209	$(853)	$4,356

        Estimated future amortization expense related to purchased intangible assets at July 31, 2004 is as follows:

Fiscal year:	(In millions)
2004 (remaining 3 months)	$145
2005	558
2006	508
2007	441
2008	386
Thereafter	683

Total	$2,721

Note 5: Restructuring Charges

Fiscal 2003 Restructuring Plans

        In the second, third and fourth quarters of fiscal 2003, HP's management approved and implemented plans to restructure certain of its operations. These actions included workforce reductions associated with managing HP's cost structure to align it better with current business conditions, as well as costs of vacating duplicative facilities (leased or owned) and contract termination costs. The second quarter action also included asset impairments associated with the identification of duplicative assets and facilities (leased or owned) relating to the acquisition of Compaq.

        The total amount of costs expected to be incurred, costs incurred to date and costs incurred in the three and nine months ended July 31, 2004 associated with the fiscal 2003 actions by type of cost and operating segment are as follows:

	Total amount of costs expected to be incurred	Total amount of costs incurred to date	Costs incurred in the three months ended July 31, 2004	Costs incurred in the nine months ended July 31, 2004
	(In millions)
By Type:
2Q03 Action
Employee severance and other employee benefits	$135	$135	$—	$—
Asset impairments	74	74	(8)	3
Other related restructuring activities	51	46	8	17

Total	$260	$255	$—	$20

3Q03 Action
Employee severance and other employee benefits	$330	$330	$(12)	$(12)
Asset impairments	—	—	—	—
Other related restructuring activities	—	—	—	—

Total	$330	$330	$(12)	$(12)

4Q03 Action
Employee severance and other employee benefits	$178	$178	$(16)	16
Asset impairments	—	—	—	—
Other related restructuring activities	23	20	—	7

Total	$201	$198	$(16)	$23

Total FY03 Actions
Employee severance and other employee benefits	$643	$643	$(28)	$4
Asset impairments	74	74	(8)	3
Other related restructuring activities	74	66	8	24

Total	$791	$783	$(28)	$31

By Segment:
2Q03 Action
Enterprise Storage and Servers	$12	$12	$—	$—
Software	1	1	—	—
Personal Systems Group	27	27	—	—
HP Services	135	135	—	—
Other infrastructure costs	85	80	—	20

Total	$260	$255	$—	$20

3Q03 Action
Enterprise Storage and Servers	$109	$109	$—	$4
Software	10	10	—	—
Personal Systems Group	22	22	(12)	(22)
HP Services	120	120	—	3
Other infrastructure costs	69	69	—	3

Total	$330	$330	$(12)	$(12)

4Q03 Action
Enterprise Storage and Servers	$32	$32	$(2)	$9
Software	2	2	—	—
Personal Systems Group	2	2	(7)	(26)
HP Services	92	92	(7)	16
Other infrastructure costs	73	70	—	24

Total	$201	$198	$(16)	$23

Total FY03 Actions
Enterprise Storage and Servers	$153	$153	$(2)	$13
Software	13	13	—	—
Personal Systems Group	51	51	(19)	(48)
HP Services	347	347	(7)	19
Other infrastructure costs	227	219	—	47

Total	$791	$783	$(28)	$31

        The charges for the second, third and fourth quarters of fiscal 2003 are associated primarily with severance, early retirement and other employee benefits related to the termination or early retirement of approximately 2,300, 4,600 and 1,700 employees worldwide, respectively, across many regions and job classes. As of July 31, 2004, approximately 2,300, 4,600 and 1,200 of these employees had been terminated, placed in the workforce reduction programs or had retired, respectively. HP expects to pay out the majority of the remaining costs relating to severance and other employee benefits in connection with the fourth quarter actions by the end of fiscal 2004. HP has terminated substantially all of the employees associated with the second and third quarter actions have been terminated and HP has paid substantially all accrued costs related to severance and other related employee benefits.

        HP anticipates the remaining costs of vacating duplicative facilities and contract terminations associated with the second and fourth quarter actions to be substantially settled by the end of fiscal 2005.

        HP made certain reclassifications between the operating segments to the total amount of costs expected to be incurred, total amount of costs incurred to date, and costs incurred in the three and nine months ended July 31, 2004 related to the fiscal 2003 restructuring plans. These changes were due primarily to adjustments of original estimates to actual costs by segment.

Fiscal 2002 Restructuring Plans

        In fiscal 2002, HP's management initiated and approved plans to restructure the operations of both the pre-acquisition HP and pre-acquisition Compaq organizations. Consequently, HP recorded approximately $1.8 billion of costs associated with exiting the activities of pre-acquisition HP such as severance, early retirement and other employee benefits, costs of vacating duplicative facilities (leased or owned), contract termination costs, asset impairment charges and other costs associated with exiting activities of HP. HP accounted for the cost to restructure its pre-acquisition organization under EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and included these costs as a charge to the results of operations for the fiscal year ended October 31, 2002. HP recorded approximately $960 million of similar restructuring costs in connection with restructuring the pre-acquisition Compaq organization, and accounted for the costs to restructure pre-acquisition Compaq under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with Purchase Business Combinations." HP recognized these costs as a liability assumed in the purchase business combination and included them in the allocation of the cost to acquire Compaq. In the three and nine months ended July 31, 2004, HP recorded $37 million and $70 million, respectively of additional costs, net of reductions, in estimated severance and other employee benefits and other restructuring costs related to the fiscal 2002 restructuring plans. Additionally, in the third quarter of fiscal 2004, HP recorded an adjustment to reduce goodwill for $47 million related to true-ups to the fiscal 2002 restructuring plans.

        The severance, early retirement costs and other employee benefits related to the termination or planned early retirement of 17,600 employees worldwide across many regions, business functions and job classes. As of July 31, 2004, HP had terminated substantially all of the employees included in the workforce reduction program or they had retired. HP expects to pay the majority of the remaining balance of the severance accrual by the end of fiscal 2004. HP anticipates paying the other related restructuring activities, which consist primarily of contractual obligations such as facility leases, over the life of the related obligations. HP expects to settle a substantial portion of these obligations by the end of fiscal 2005.

Fiscal 2001 Restructuring Plan

        As part of the acquisition of Compaq, HP acquired the remaining obligations of Compaq's existing restructuring plans of $259 million, which Compaq initially recorded in its 2001 fiscal year. The remaining balance of fiscal 2001 plans consists primarily of severance and other employee benefits as well as other restructuring costs associated with the pre-acquisition Compaq plan. In the third quarter of fiscal 2004, HP recorded an adjustment to increase goodwill for $5 million related to true-ups to the fiscal 2001 restructuring plans. HP expects to settle the majority of the remaining balance of the severance accrual by the end of fiscal 2004. HP anticipates paying the other related restructuring activities, which consist primarily of contractual obligations such as facility leases, over the life of the related obligations. HP expects to settle a substantial portion of these obligations by the end of fiscal 2005.

Summary of all Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for the nine months ended July 31, 2004:

	Balance, October 31, 2003	Adjustments	Cash Payments	Non-cash Settlements	Goodwill Adjustments	Currency Impact	Balance, July 31, 2004
	(In millions)
Fiscal 2003 plans:
Employee severance and other employee benefits	$239	$4	$(177)	$—	$—	$1	$67
Other related restructuring activities	37	24	(37)	—	—	—	24
Asset impairments	—	3	—	(3)	—	—	—

Total	276	31	(214)	(3)	—	1	91

Fiscal 2002 plans:
Employee severance and other employee benefits	230	24	(198)	—	5	1	62
Other related restructuring activities	190	46	(104)	—	(20)	—	112
Asset impairments	—	—	—	32	(32)	—	—

Total	420	70	(302)	32	(47)	1	174

Fiscal 2001 plans:
Employee severance and other employee benefits	26	—	(7)	—	—	—	19
Other related restructuring activities	85	—	(12)	—	5	—	78

Total	111	—	(19)	—	5	—	97

Total restructuring plans	$807	$101	$(535)	$29	$(42)	$2	$362

        At July 31, 2004 and October 31, 2003, HP included the long-term portion of the restructuring liability of $106 million and $98 million, respectively, in other liabilities in the accompanying Consolidated Condensed Balance Sheet.

Note 6: Balance Sheet Details

        The balance sheet details were as follows at July 31, 2004 and October 31, 2003:

Inventory

	July 31, 2004	October 31, 2003
	(In millions)
Finished goods	$5,010	$4,653
Purchased parts and fabricated assemblies	1,735	1,412

	$6,745	$6,065

Note 7: Guarantees

Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party in an arrangement from any losses incurred relating to services performed on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments, if any, or if made or required related to these indemnifications, have been immaterial.

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

        The changes in HP's aggregate product warranty liabilities are as follows for the nine months ended July 31, 2004:

(In millions)
Product warranty liability at October 31, 2003	$1,987
Provisions for warranties issued	1,853
Adjustments related to pre-existing warranties (including changes in estimates)	(95)
Settlements made (in cash or in kind)	(1,786)

Product warranty liability at July 31, 2004	$1,959

Deferred Revenue

        HP also offers fixed-price support or maintenance contracts, including extended warranties, to its customers. The change in deferred revenue associated primarily with support or maintenance and similar service contracts was as shown in the table below for the nine months ended July 31, 2004. HP has not separated extended service revenue from routine maintenance service revenue, as doing so is not practical.

(In millions)
Balance at October 31, 2003	$2,535
Additions to deferred revenue	4,465
Recognition of revenue	(3,997)

Balance at July 31, 2004	$3,003

Note 8: Borrowings

Notes Payable and Short-term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, the related average interest rates and amounts remaining available for future borrowings, were as follows at July 31, 2004 and October 31, 2003:

	July 31, 2004			October 31, 2003
	Amount Outstanding	Average Interest Rate	Amount Available	Amount Outstanding	Average Interest Rate	Amount Available
	(In millions)
Current portion of long-term debt	$1,583	6.9%	$—	$281	6.3%	$—
Commercial paper	366	2.3%	4,134	437	2.0%	4,063
Notes payable to banks, lines of credit and other	263	2.6%	2,187	362	1.7%	2,058
Credit facilities	—	—	3,000	—	—	3,000

	$2,212		$9,321	$1,080		$9,121

        HP established a $4.0 billion U.S. commercial paper program in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, established a $500 million Euro Commercial Paper/Certificate of Deposit Programme in May 2001.

        Notes payable to banks, lines of credit and other includes deposits, primarily by banks, of $104 million and $192 million as of July 31, 2004 and October 31, 2003, respectively.

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

Long-term Debt

        Book value of long-term debt, with related maturities and interest rates, and amounts registered but unissued under the applicable registration statement or available for future borrowings under the Euro Medium-Term Note Programme (in each case, as shown in the Amount Available column) were as follows at July 31, 2004 and October 31, 2003:

	July 31, 2004		October 31, 2003
	Amount Outstanding	Amount Available	Amount Outstanding	Amount Available
	(In millions)
2002 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2002 at 5.5%, due July 2007	$997		$996
U.S. dollar Global Notes, issued in June 2002 at 6.5%, due July 2012	498		498
U.S. dollar Global Notes, issued in March 2003 at 3.625%, due March 2008	498		497

	1,993	$1,000	1,991	$1,000

2000 Shelf Registration Statement:
U.S. dollar Global Notes, issued in June 2000 at 7.15%, due June 2005	1,499		1,498
U.S. dollar Global Notes, issued in December 2001 at 5.75%, due December 2006	997		997
Series A Medium-Term Notes, issued in September 2001 at a floating rate, due September 2004	60		60
Series A Medium-Term Notes, issued in December 2002 at 3.375%, due December 2005	200		199
Series A Medium-Term Notes, issued in December 2002 at 4.25%, due December 2007	50		50

	2,806	—	2,804	—

Euro Medium-Term Note Programme:
Euro Medium-Term Notes, issued in July 2001 at 5.25%, due July 2006	906	2,093	870	2,128

Other
Medium-Term Notes, assumed from Compaq, issued at 7.65%, due August 2005	300		300
U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 (LYONs)	335		328
Notes payable, issued at various dates in multiple currencies at 4.5%-9.17%, due 2003-2005	7		218
Other	106		98

	748	—	944	—

Fair value adjustment related to SFAS No. 133	37		166
Less current portion	(1,583)		(281)

	$4,907	$3,093	$6,494	$3,128

        HP registered the sale of up to $3.0 billion of debt or global securities ("Global Notes"), common stock, preferred stock, depositary shares and warrants under a shelf registration statement declared effective in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). HP may redeem some or all of the Global Notes, set forth in the table above, and any Series B Medium-Term Notes issued under the 2002 Shelf Registration Statement at any time at the redemption prices described in the prospectus supplements relating thereto. As of July 31, 2004, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP also registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement declared effective in March 2000 (the "2000 Shelf Registration Statement"). In May 2001, HP filed a supplement to the 2000 Shelf Registration Statement, which allowed HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series A, due nine months or more from the date of issuance. HP may redeem some or all of the Global Notes and Series A Medium-Term Notes issued under the 2000 Shelf Registration Statement, as set forth in the table above, at any time at redemption prices described in the prospectus supplements relating thereto. HP will not issue additional securities under the 2000 Shelf Registration Statement.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange and has offered such notes as set forth in the table above. HP may denominate these notes in any currency including the euro. However, these notes have not been and will not be registered in the United States. HP may redeem some or all of the Euro Medium-Term Notes at any time at redemption prices described in the prospectus supplements relating thereto.

        In 1997, HP issued $2.0 billion face value of zero-coupon subordinated convertible notes due in 2017 (the "LYONs"), convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only. Under a previous repurchase program authorized in December 2000, HP repurchased approximately $1.5 billion face value of LYONs. HP did not repurchase any LYONs in the nine months ended July 31, 2004 and 2003.

Note 9: Income Taxes

        HP's effective tax rate was approximately 14% and 17% for the three and nine months ended July 31, 2004, respectively. HP's effective tax rate was a benefit of approximately 3% and a provision of approximately 8% for the three and nine months ended July 31, 2003, respectively. HP's effective tax rates differed from the United States federal statutory rate of 35% in all periods due primarily to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. The effective tax rate for the three and nine months ended July 31, 2004 was reduced further by net favorable adjustments to previously estimated tax liabilities of

$101 million and $147 million, respectively, which decreased the provision for taxes per share by approximately $0.03 and $0.05, respectively. The adjustments recorded in the third quarter of fiscal 2004 consisted primarily of a net favorable revision to estimated tax accruals upon filing the 2003 U.S. income tax return and the resolution of certain outstanding matters with the tax authorities. Additional net favorable adjustments during the second quarter of fiscal 2004 were attributable primarily to a reduction in taxes on foreign earnings due to a change in regulatory policy. Excluding these adjustments, our tax rate would have been approximately 28% and 22% for the three and nine months ended July 31, 2004, respectively.

        The effective tax rate in the fiscal 2003 periods reflected the tax benefits related to restructuring charges incurred primarily in higher-tax jurisdictions. The effective tax rate for the nine months ended July 31, 2003 also was affected by a benefit of $131 million due to the reversal in the second quarter of fiscal 2003 of a valuation allowance previously provided on a deferred tax asset related to a U.S. capital loss carryforward, the realization of which was previously uncertain.

        Deferred tax assets were as follows at July 31, 2004 and October 31, 2003:

	July 31, 2004	October 31, 2003
	(In millions)
Deferred tax assets—short term	$2,498	$2,938
Deferred tax assets—long term	3,004	2,859

Total deferred tax assets	$5,502	$5,797

Note 10: Comprehensive Income

        Comprehensive income includes net earnings as well as other comprehensive income. HP's other comprehensive income consists of changes in unrealized gains and losses on available-for-sale securities and derivative instruments and the change in cumulative translation adjustment and minimum pension liability.

        Comprehensive income, net of taxes, for the three and nine months ended July 31, 2004 and 2003 was as follows:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(In millions)
Net earnings	$586	$297	$2,406	$1,677
Change in net unrealized (losses) gains on available-for-sale securities	(12)	16	(18)	36
Change in net unrealized gains on derivative instruments	5	98	54	4
Change in cumulative translation adjustment	20	6	24	7
Change in additional minimum pension liability	(2)	—	(2)	—

Comprehensive income	$597	$417	$2,464	$1,724

        The components of accumulated other comprehensive loss, net of taxes, were as follows as of July 31, 2004 and October 31, 2003:

	July 31, 2004	October 31, 2003
	(In millions)
Net unrealized gains on available-for-sale securities	$25	$43
Net unrealized losses on derivative instruments	(33)	(87)
Cumulative translation adjustment	33	9
Additional minimum pension liability	(170)	(168)

Accumulated other comprehensive loss	$(145)	$(203)

Note 11: Pension and Post-Retirement Benefit Plans

        The following represents the net periodic pension and post-retirement benefit costs and related components in accordance with SFAS 132(R) as described in Note 1:

Components of Net Pension and Post-Retirement Periodic Benefit Cost

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Three months ended July 31,
	2004	2003	2004	2003	2004	2003
	(In millions)
Service cost	$80	$71	$52	$42	$14	$12
Interest cost	67	65	65	51	21	25
Expected return on plan assets	(62)	(53)	(86)	(55)	(7)	(6)
Amortization and deferrals:
Actuarial loss	8	15	23	21	3	5
Prior service cost (benefit)	—	1	(1)	—	(3)	—

Net periodic benefit cost	$93	$99	$53	$59	$28	$36

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
Nine months ended July 31,
	2004	2003	2004	2003	2004	2003
	(In millions)
Service cost	$240	$213	$158	$126	$42	$35
Interest cost	199	196	197	152	73	75
Expected return on plan assets	(185)	(161)	(259)	(163)	(21)	(19)
Amortization and deferrals:
Actuarial loss	22	47	70	63	17	17
Prior service cost (benefit)	2	2	(1)	—	(7)	(1)

Net periodic benefit cost	$278	$297	$165	$178	$104	$107

Employer Contributions

        HP previously disclosed in its consolidated financial statements for the year ended October 31, 2003 that it expected to contribute approximately $1.0 billion to its pension and other post-retirement plans in fiscal 2004, of which approximately $930 million related to pension contributions and the remainder to payments of other post-retirement benefits. As of July 31, 2004, HP had made $470 million of contributions to pension plans and $40 million in payments of other post-retirement benefits. HP presently anticipates contributing an additional $60 million to fund its pension and post-retirement plans during the remainder of fiscal 2004, of which $45 million relates to pension funding and the remainder to payments of other post-retirement benefits, for a total of $570 million in pension and other post-retirement funding in fiscal 2004.

Note 12: Litigation and Contingencies

Pending Litigation and Proceedings

        Stevens v. HP (renamed as Erickson v. HP) is an unfair business practices consumer class action filed in the Superior Court of California in Riverside County on July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in 32 additional states. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers over the past four years. The basic factual allegation of these actions is that affected consumers who purchased HP printers received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. In the initial California matter, the court granted summary judgment in HP's favor and denied class certification. In October of 2003, the California appellate court affirmed the lower court's decisions and dismissed plaintiff's appeal. The matter was certified as a class action, however, in North Carolina state court, where it was filed as Hughes v. Hewlett-Packard Company. HP prevailed at the trial of this case, which concluded in September 2003. The litigation is not in trial in other jurisdictions. In total, twenty of the consumer class actions have been dismissed, and in two states plaintiffs' motions for class certification have been denied.

        Alvis v. HP is a nationwide defective product consumer class action that was filed in state court in Jefferson County, Texas by a resident of Eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in state court in Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The plaintiffs in Alvis and LaPray seek injunctive relief, declaratory relief, damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. In May 2004, the Texas Supreme Court reversed the certification of the nationwide class in the LaPray case and remanded to the trial court. The trial court has scheduled a new class certification hearing in November 2004. A class certification hearing was held on July 1, 2003 in the Alvis case, and the court granted plaintiffs' motion to certify a nationwide class action. HP filed an appeal of that certification with the 9th Court of Appeals in Beaumont, Texas, which heard oral arguments on HP's appeal and received a supplemental briefing based upon the LaPray opinion from the Texas Supreme Court. On August 31, 2004 the 9th Court of Appeals in Texas reversed the lower court's decision certifying a nationwide class and remanded the case to the trial court. On June 4, 2003, Barrett v. HP and Grider v. Compaq were each filed in state court in Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray, respectively. The plaintiffs in Barrett and Grider seek, among other things, specific performance, declaratory relief, damages and attorneys' fees. On November 5, 2003, the court heard HP's motion to dismiss Barrett v. HP and Grider v. Compaq, which motion was subsequently denied. On December 22, 2003, the court entered an order staying both the Barrett and Grider cases until the conclusions of the Alvis and LaPray actions. On July 28, 2004, the Court lifted the stay in Grider, but took under advisement the plaintiff's motion to lift the stay in Barrett. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to toll the statue of limitations on its investigation until December 6, 2004. HP is cooperating fully with this investigation.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors infringes a Cornell patent that describes a way of executing microprocessor instructions. This action seeks declaratory, injunctive and other relief. On March 26, 2004, the court issued a ruling interpreting the disputed claims terms in Cornell's patent. Discovery is ongoing, and no trial date has been set.

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

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway is a lawsuit filed in United States District Court for the Eastern District of Texas, Marshall County, on December 16, 2002. The suit accuses HP of infringement of three patents related to cache memory. Intergraph Hardware Technologies Company ("Intergraph") seeks damages (including enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. The complaint was served on HP on April 1, 2003. On May 21, 2003, HP answered and counterclaimed for a declaratory judgment that the patents are not infringed by HP and that the patents are invalid and unenforceable. Intergraph has obtained significant settlements from other defendants relating to similar causes of action, and Gateway and Dell are no longer defendants in this matter. Fact discovery (except willfulness) closed on April 21, 2004. A claim construction hearing was held on May 7, 2004 and the court issued a ruling on the claim construction hearing on July 1, 2004. Trial is scheduled to begin in February 2005. Expert discovery is ongoing. On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of four HP patents related to computer-aided design. A claim construction hearing is scheduled for October 8, 2004, and HP expects trial to begin in mid-2005. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On April 1, 2004, HP sued Intergraph Corporation in the Mannheim State Court in Mannheim, Germany, for infringement of two European Union patents related to computer-aided design. HP seeks damages, an injunction and costs. On April 19, 2004, HP sued Z/I Imaging, a subsidiary of Intergraph Corporation, and Intergraph Corporation, in United States District Court for the District of Delaware, accusing Z/I Imaging of infringement of two patents related to image scanning technology. On April 19, 2004, HP sued Intergraph Corporation in United States District Court for the Eastern District of Texas for infringement of one patent relating to computer-aided design. In both cases, HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On May 8, 2004, Intergraph sued HP in United States District Court for the Eastern District of Texas, Tyler County, for infringement of another patent related to cache memory management. Intergraph seeks an injunction, declaratory relief and attorneys' fees. Trial in that matter is expected to begin on October 24, 2005.

        Initial proceedings are being pursued against HP in certain European Union ("EU") member countries seeking to impose levies upon equipment (such as printers, DVD writers, and multi-function devices) alleging that these devices enable producing private copies of copyrighted materials. Two non-binding arbitration proceedings instituted in June 2001 and June 2002, respectively, were brought in Germany before the arbitration board of the Patent and Trademark Office. VerwertungsGesellschaft Wort, a collection agency representing certain copyright holders ("VG Wort"), brought the proceedings against HP, which relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany relating to multi-function devices and printers that allegedly enable the production of copies by private persons. Non-binding proposals were presented in the proceedings, both of which HP rejected. In May 2004, VG Wort filed a lawsuit against HP in the Stuttgart State Court in Stuttgart, Germany seeking levies on multi-function devices. A decision is expected on October 12, 2004 in that proceeding. In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart State Court seeking levies on printers. A preliminary hearing in this matter is scheduled for October 2004. In April 1998, Auvibel s.c.r.l., a Belgian collection agency, filed an appeal of a judgment in HP's favor with the Court of Appeal in Brussels relating to a dispute as to whether and to what extent copyright levies should be imposed upon CD-writers and CD media. The case has been removed from the court's list of pending cases, without prejudice to the parties' right to reinstate the matter. In April 2001, the Organization for the Collective Management of Works of Literature, the Organization for the Collective Management of Works of Plastic Arts and their Applications, and the Organization for the Collective Management and Protection of Intellectual Property of Photographers brought five proceedings against HP Hellas and Compaq Computer E.P.E. in Greece relating to whether a levy of 2% should be payable upon computer products, including central processing units, monitors, keyboards, mice, diskettes, printers, scanners and related items in accordance with Greek copyright law, before its amendment in September 2002. These proceedings are pending before the Court of First Instance of Athens or before the Court of Appeal of Athens. The levies, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        HP v. EMC Corporation ("EMC") is a lawsuit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accuses EMC of infringing seven HP patents. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On July 21, 2003, EMC filed its answer and a cross-claim asserting, among other things, that numerous HP storage, server and printer products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages, costs and attorneys' fees for patent infringement. The court issued an order construing disputed claim terms on June 23, 2004. Discovery is ongoing. Trial is expected in mid-2005. EMC also filed suit against StorageApps, a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of EMC patents relating to storage devices, and sought a permanent injunction as well as unspecified monetary damages for patent infringement. The court held a hearing to construe the disputed claims terms of EMC's three patents in the suit on July 21-22, 2003 and issued its claim construction ruling on September 12, 2003. Following a trial in May 2004, the jury found that three of EMC's patents are valid and infringed. The damages phase of the litigation has commenced, and no date for a trial on the issue of damages has yet been scheduled.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in state court in Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The court in the HP action has certified an Illinois class as to Intel but denied a nationwide class. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs and certification of a nationwide class against HP and Compaq. The class action certification hearing against HP is currently scheduled for November 29 and 30, 2004. The class action certification hearing against Compaq is currently scheduled for February 15 and 16, 2005. In each action, HP and Compaq have filed motions to dismiss the cases, which the court has denied. HP and Compaq also have filed forum non conveniens motions, which are pending. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in state court in Alameda County, California to which HP was joined on June 14, 2004, based upon factual allegations similar to those in the Neubauer cases. The plaintiffs seek unspecified damages, restitution, attorneys' fees and cost and certification of nationwide class.

        Forgent Networks v. HP et al. is a lawsuit filed on April 22, 2004 against HP as well as 30 other companies in United States District Court for the Eastern District of Texas. The complaint accuses HP of patent infringement with respect to HP's products that implement JPEG compression. JPEG is a standard for data compression used in HP's PCs, scanners, digital cameras, PDAs, and non-photo-

printers. Forgent seeks damages, as injunction, costs and attorneys' fees. Separately, HP has alerted government regulators of Forgent's participation in the JPEG standardization process and current licensing activities. HP has also entered into a joint defense arrangement with many of the other co-defendants.

        Hewlett-Packard Development Company, LP v. Gateway, Inc. is a lawsuit filed on March 24, 2004 by HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), against Gateway, Inc. in U.S. District Court in the Southern District of California, alleging infringement of six patents relating to various notebook, desktop and enterprise computer technologies. On April 2, 2004, HPDC filed an amended complaint, adding infringement allegations for four additional patents. HP seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On May 6, 2004, HPDC and HP filed a complaint with the U.S. International Trade Commission ("ITC") against Gateway, alleging infringement of seven additional computer technology patents. HP seeks an injunction. On May 10, 2004, Gateway filed an answer in the Southern District of California action and a counterclaim, alleging infringement of five Gateway patents relating to computerized television, wireless, computer monitoring, and computer expansion card technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On July 2, 2004, Gateway filed a complaint with the ITC against HP, alleging infringement of three patents relating to audio control, imaging, and computerized television technologies. Gateway seeks an injunction. Also on July 2, 2004, Gateway filed a lawsuit against HP in the Eastern District of Texas, alleging infringement of three patents relating to computer monitoring, imaging and decoder technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees.

        Hanrahan v. Hewlett-Packard Company and Carleton Fiorina is a lawsuit filed on November 3, 2003, in the United States District Court for the District of Connecticut on behalf of a putative class of persons who sold common stock of HP during the period from September 4, 2001 through November 5, 2001. The lawsuit seeks unspecified damages and generally alleges that HP and Ms. Fiorina violated the federal securities laws by making statements during this period which were misleading in failing to disclose that Walter B. Hewlett would oppose the proposed acquisition of Compaq by HP prior to Mr. Hewlett's disclosure of his opposition to the proposed transaction. A motion to transfer the action to federal court in California is pending, and no lead plaintiff has yet been appointed.

        In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into OEM activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP is cooperating fully with this inquiry.

        In March 2003, the Korea Fair Trade Commission commenced an investigation of the Korean printing and supplies market. The Korea Fair Trade Commission contacted HP requesting information on its printing systems business. A hearing may be held in 2004. HP is cooperating fully with this inquiry.

        The Government of Canada conducted cost audits of certain contracts between Public Works and Government Services Canada ("PWGSC") and each of Compaq Canada Corp. and Hewlett-Packard (Canada) Co. relating to services provided to the Canadian Department of National Defence ("DND").

Compaq Canada Corp. was combined with Hewlett-Packard (Canada) Co. following HP's acquisition of Compaq. HP cooperated fully with the audit and has conducted its own inquiry, sharing the results of its investigation with PWGSC and DND. On May 14, 2004, HP announced that it had resolved the dispute with the Government of Canada. HP Canada agreed to reimburse the Government of Canada the sum of CDN$146 million (approximately US$105 million), an amount determined by both parties to be appropriate upon investigation. HP recorded $70 million in the second quarter of fiscal 2004 and had recorded $35 million in the prior fiscal year. HP determined that it was important for HP to honor its contractual obligations, rather than engage in protracted litigation with the Government of Canada, despite the lack of evidence that HP employees derived any improper benefit from the complex scheme designed to exploit both parties. HP now intends to take appropriate steps, including legal action, to recover these funds from the individuals and companies responsible.

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

        As of July 31, 2004, HP organized its operations into seven business segments: Imaging and Printing Group, Personal Systems Group, Enterprise Storage and Servers, Software, HP Services, HP Financial Services and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products, technology and delivery channels. The business segments disclosed in this Form 10-Q are based on this organizational structure and information reviewed by HP's management to evaluate the associated business group results. In the first quarter of fiscal 2004, HP divided its Enterprise Systems Group into the Enterprise Storage and Servers segment and Software segment. Segment financial data for the three and nine months ended July 31, 2003 has been restated to reflect this organizational change as well as certain minor product reclassifications. Future changes to this organizational structure may result in changes to the reportable segments disclosed. A description of the types of products and services provided by each reportable segment follows.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs include the HP business desktops and the HP Compaq business series, Evo notebook PCs as well as the Compaq Tablet PCs. Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs. Workstations are provided for UNIX®(1)-, Windows®(2)- and Linux-based systems. Handheld computing devices include the iPAQ series of products that run on Windows® Mobile software. Digital entertainment systems include DVD+RW drives and Movie Writer.

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

  •
  Enterprise Storage and Servers provides storage and server products. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on the HP-UX operating system, Itanium®(3)-based servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products for business critical solutions. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run on the Windows®, Linux and Novell operating systems. HP's StorageWorks offerings include: entry-level, mid-range and enterprise arrays, storage area networks (SAN), network attached storage (NAS), storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

(3)
Itanium® is a registered trademark of Intel Corporation.

•
HP Services provides a portfolio of IT services, including customer support, consulting and integration, and managed services. In collaboration with HP's Enterprise Storage and Servers and Software groups, HP Services teams with software and networking companies and local systems integrators to bring solutions to HP's customers. Customer support provides a range of services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. Customer support also manages the delivery of product warranty support through its own service organization, as well as through authorized resellers. Consulting and integration services help customers measure, assess and maintain the link between business and IT; design and integrate the customers' environments into a more adaptive infrastructure; and align, extend and manage applications and business processes. Consulting and integration provides cross-industry solutions in areas such as supply chain, business portals, messaging and security. Managed services offers IT management services including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services and application services, as well as business continuity and recovery services.

•
HP Financial Services supports and enhances HP's global product and services solutions, providing a broad range of value-added financial life cycle management services. HP Financial Services enables HP's customers worldwide to acquire complete IT solutions, including hardware, software and services. The group offers leasing, financing, utility programs, and asset recovery services, as well as financial asset management services, for large global and enterprise customers. HP Financial Services also provides an array of specialized financial services to small and medium-sized businesses and education and government entities. HP Financial Services offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

•
Corporate Investments is managed by the Office of Strategy and Technology and includes HP Labs and certain business incubation projects. Revenue in this category is attributable to the sale of certain network infrastructure products that enhance computing and enterprise solutions, as well as the licensing of specific HP technology to third parties.

Segment Data

        The results of the reportable segments are derived directly from HP's internal management reporting system. The accounting policies used to derive reportable segment results are substantially the same as those used by the consolidated company. Management measures the performance of each segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the segments. Certain operating expenses, which HP manages separately at the corporate level, are not allocated to segments. These unallocated costs include primarily amortization of purchased intangible assets, certain acquisition-related charges, and charges for purchased IPR&D, as well as certain corporate governance costs.

        Restructuring charges and any associated adjustments thereto related to restructuring actions initiated prior to fiscal 2004 are not allocated to the reportable segments.

        Selected financial information for each reportable segment was as follows for the three and nine months ended July 31, 2004 and 2003:

	Imaging and Printing Group	Personal Systems Group	Enterprise Storage and Servers	Software	HP Services	HP Financial Services	Corporate Investments	Total
	(In millions)
For the three months ended July 31, 2004:
Total net revenue	$5,648	$5,904	$3,352	$223	$3,466	$488	$114	$19,195

Earnings (loss) from operations	$837	$25	$(208)	$(45)	$309	$42	$(52)	$908

For the three months ended July 31, 2003:
Total net revenue	$5,226	$4,955	$3,516	$190	$3,097	$442	$88	$17,514

Earnings (loss) from operations	$745	$(56)	$(20)	$(50)	$335	$19	$(37)	$936

For the nine months ended July 31, 2004:
Total net revenue	$17,656	$18,082	$11,048	$645	$10,119	$1,398	$330	$59,278

Earnings (loss) from operations	$2,758	$132	$66	$(140)	$896	$106	$(135)	$3,683

For the nine months ended July 31, 2003:
Total net revenue	$16,336	$15,224	$10,747	$553	$9,112	$1,460	$248	$53,680

Earnings (loss) from operations	$2,581	$—	$11	$(168)	$971	$54	$(128)	$3,321

        The reconciliation of segment information to HP consolidated totals was as follows for the three and nine months ended July 31, 2004 and 2003:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
	(In millions)
Net revenue:
Total segments	$19,195	$17,514	$59,278	$53,680
Elimination of intersegment net revenue and other	(306)	(166)	(762)	(472)

Total HP consolidated net revenue	$18,889	$17,348	$58,516	$53,208

Earnings before taxes:
Total segment earnings from operations	$908	$936	$3,683	$3,321
Corporate and unallocated costs, and eliminations	(62)	(78)	(139)	(216)
Amortization of purchased intangible assets	(146)	(141)	(438)	(420)
Restructuring charges	(9)	(376)	(101)	(610)
Acquisition-related charges	(6)	(40)	(30)	(252)
In-process research and development charges	(28)	—	(37)	—
Interest and other, net	20	10	33	41
Gains (losses) on investments and other, net	1	(24)	5	(41)
Dispute settlement	—	—	(70)	—

Total HP consolidated	$678	$287	$2,906	$1,823

        HP allocates assets to the individual segments based on the primary segments benefiting from the assets. HP allocates certain assets, such as deferred tax assets, which cannot be directly attributed to a segment, based on certain drivers. Corporate and unallocated assets are composed primarily of cash and cash equivalents and short-term investments. Total assets by segments have not materially changed from the period ended April 30, 2004.

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

        Our performance will be impacted by our ability to address a variety of challenges and opportunities in responding to the dynamics of the technology industry, which is characterized by rapid change, evolving customer demands and intense competition. Accordingly, we must manage our business in the face of current technology trends such as shifts toward standardized products, increased utilization of the global labor force and corresponding product and service delivery models, and consolidation of competitors. The operations of our business segments provide a robust platform for innovation and are designed to deliver the best possible experience to our customers. Our strategy revolves around continued investment in technology, research and development and innovation; expanding and strengthening our product portfolio; partnering with global industry leaders; delivering on our value proposition to our customers; and working to improve profitability, market share and financial strength. Our financial strength and ability to adapt to the current market and economic conditions are dependent in part on our generation of cash flow, effective management of working capital, funding commitments and other obligations, as well as the growth of our business. In addition, our quarterly financial performance is impacted by seasonality trends, with our third quarter typically our weakest and our fourth quarter typically our strongest.

        Net revenue was $18.9 billion in the third quarter of fiscal 2004 as compared to $17.3 billion in the corresponding period of fiscal 2003, representing an increase of 9%. The increase in revenue was due primarily to revenue growth in PSG, IPG and HPS, offset in part by a revenue decline in ESS. Our gross margin as a percentage of revenue decreased to 23.5% from 26.2% in the prior-year period, resulting primarily from unfavorable gross margin impacts in ESS, HPS and PSG, while IPG experienced a slight gross margin increase. Net earnings were $586 million and $297 million in the third quarters of fiscal 2004 and fiscal 2003, respectively. The following performance issues in ESS negatively impacted the current quarter's results: in the U.S., a more disruptive than planned migration to a new order processing and supply chain system; channel management issues in Europe related to channel compensation, overly aggressive discounting and problems with the transition to a centralized claims process; and, the decline in average selling prices ("ASPs") in the storage business.

        Net revenue in the first nine months of fiscal 2004 was $58.5 billion as compared to $53.2 billion in the corresponding period of fiscal 2003, representing an increase of 10%. The increase in revenue was due primarily to revenue growth in PSG, IPG, HPS and ESS. Our gross margin as a percentage of revenue decreased to 24.7% from 26.6% in the prior-year period, resulting primarily from unfavorable gross margin impacts in ESS, PSG and HPS, while IPG gross margin remained flat. We had net earnings of $2.4 billion and $1.7 billion in the first nine months of fiscal 2004 and fiscal 2003, respectively.

        Cash flow provided by operating activities amounted to $319 million for the third quarter of fiscal 2004 and $3.1 billion for the first nine months of fiscal 2004. Adjustments to reconcile net earnings to net cash provided by operating activities for the third quarter and first nine months of fiscal 2004 amounted to $825 million and $2.5 billion, respectively. These adjustments in both periods were driven primarily by depreciation and amortization expense. The net impact of the change in assets and liabilities amounted to decreases of $1.1 billion and $1.8 billion for the third quarter and first nine months of fiscal 2004, respectively.

        Net cash used in investing activities for the third quarter and first nine months of fiscal 2004 was $374 million and $1.6 billion, respectively. The activities were driven primarily by $361 million and $1.0 billion, respectively, in net capital expenditures and $61 million and $847 million, respectively, in net cash paid for acquisitions. The acquisitions are intended to enhance our capability in IT services, add breadth to our Adaptive Enterprise portfolio and enhance the automation capabilities of our software portfolio.

        For the third quarter and first nine months of fiscal 2004, net cash used in financing activities were $614 million and $1.7 billion, respectively. The activities consisted primarily of dividend payments of $244 million and $732 million, respectively, along with $500 million and $1.1 billion, respectively, of repurchases of common stock. Net cash provided by the issuance of common stock under employee plans for the third quarter and first nine months of fiscal 2004 consisted of $241 million and $538 million, respectively, which moderated cash used in financing activities.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which HP has prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP's Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the nine months ended July 31, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of

Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 1 of the Consolidated Condensed Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

        The following is a summary of our consolidated operating results for the three and nine months ended July 31, 2004 and 2003. This discussion is followed by a more detailed discussion of operating results by segment. Product category fluctuations highlighted at the consolidated level are more fully explained in the segment discussions. Consolidated results of operations in dollars and as a percentage of net revenue for such periods were as follows:

	Three months ended July 31,				Nine months ended July 31,
	2004		2003		2004		2003
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	(In millions)
Net revenue	$18,889	100.0%	$17,348	100.0%	$58,516	100.0%	$53,208	100.0%
Cost of sales(1)	14,443	76.5	12,810	73.8	44,052	75.3	39,054	73.4

Gross margin	4,446	23.5	4,538	26.2	14,464	24.7	14,154	26.6
Research and development	862	4.6	895	5.2	2,647	4.5	2,744	5.2
Selling, general and administrative	2,738	14.5	2,785	16.1	8,273	14.1	8,305	15.6
Amortization of purchased intangible assets	146	0.8	141	0.8	438	0.7	420	0.8
Restructuring charges	9	—	376	2.2	101	0.2	610	1.1
Acquisition-related charges	6	—	40	0.2	30	0.1	252	0.5
In-process research and development charges	28	0.1	—	—	37	0.1	—	—

Earnings from operations	657	3.5	301	1.7	2,938	5.0	1,823	3.4
Interest and other, net	20	0.1	10	0.1	33	0.1	41	0.1
Gains (losses) on investments and other, net	1	—	(24)	(0.1)	5	—	(41)	(0.1)
Dispute settlement	—	—	—	—	(70)	(0.1)	—	—

Earnings before taxes	678	3.6	287	1.7	2,906	5.0	1,823	3.4
Provision for (benefit from) taxes	92	0.5	(10)	—	500	0.9	146	0.2

Net earnings	$586	3.1	$297	1.7	$2,406	4.1	$1,677	3.2

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        Net revenue increased 9% (5% on a constant currency basis) in the third quarter of fiscal 2004. U.S. revenue increased 1% in the third quarter of fiscal 2004 to $7.2 billion, while international revenue increased 14% to $11.7 billion compared to the prior year period. Net revenue increased 10% (3% on a constant currency basis) in the first nine months of fiscal 2004. U.S. revenue was $21.4 billion for the first nine months of fiscal 2004, representing negligible growth compared to the prior year period. International revenue increased 16% to $37.1 billion compared to the prior year period. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro.

        The components of weighted average revenue growth for the three and nine months ended July 31, 2004 are as follows:

	Three months ended July 31, 2004	Nine months ended July 31, 2004
	(Percentage points)
Personal Systems Group	5.5	5.4
Imaging and Printing Group	2.4	2.5
HP Services	2.1	1.9
HP Financial Services	0.3	(0.1)
Enterprise Storage and Servers	(0.9)	0.6
Other	(0.5)	(0.3)

Total HP	8.9	10.0

        The increase in PSG revenue in both periods resulted primarily from an increase in volumes across all businesses, combined with a slight improvement in ASPs. For the third quarter of fiscal 2004 the PSG volume and ASP increase was offset by an unfavorable mix shift from notebooks to desktop PCs. Revenue growth in IPG for both periods was driven by a strong rise in the volume of printer supplies, reflecting continued expansion of the hardware installed base, due primarily to the strong performance of color-related products. Laserjet supplies and color laser printers experienced strong volume growth in the third quarter of fiscal 2004 due to a growing market size and the demand for digital photography. HPS' revenue growth in both periods was attributable to growth in all businesses, with the impact of outsourcing deals and the Triaton acquisition driving growth in managed services and customer support. An increase in core consulting and integration services contributed to overall HPS revenue growth in the current quarter while for the first nine months of fiscal 2004 consulting and integration growth was more gradual. The decrease in ESS revenue for the third quarter of fiscal 2004 was the result of declines in storage and business critical servers, moderated by a slight increase in industry standard servers. For the first nine months of fiscal 2004, ESS revenue growth was the result primarily of increased sales in industry standard servers, moderated by a decline in sales of storage and business critical servers. The HPFS increase in net revenue in the third quarter of fiscal 2004 was due primarily to higher levels of operating leases and revenue from equipment sales after the expiration of the associated lease terms. Lower revenue-generating assets, resulting from portfolio amortization and asset sales exceeding new lease originations, and lower interest rates moderated the revenue increase. The decline in HPFS revenue for the first nine months of fiscal 2004 resulted primarily from a decrease in revenue-generating assets, as portfolio amortization and asset sales exceeded new lease originations.

Gross Margin

        The weighted average components of the decline in gross margin as a percentage of revenue for the three and nine months ended July 31, 2004 were as follows:

	Three months ended July 31, 2004	Nine months ended July 31, 2004
	(Percentage points)
Enterprise Storage and Servers	(1.6)	(0.8)
HP Services	(0.8)	(0.7)
Personal Systems Group	(0.4)	(0.7)
Imaging and Printing Group	0.1	—
HP Financial Services	0.1	0.1
Other	(0.1)	0.2

Total HP	(2.7)	(1.9)

        For the third quarter and first nine months of fiscal 2004, competitive pricing pressures contributed to gross margin declines for ESS, HPS and PSG. ESS experienced additional margin decline for both periods due to internal execution issues and an unfavorable mix shift to lower-margin products. HPS experienced further gross margin declines for both periods due to an unfavorable mix shift to lower margin service levels in customer support. In addition, a gross margin decline in managed services was due primarily to large outsourcing contracts, which typically have lower margins in the early stages of their life cycle. IPG gross margin was favorable for the third quarter due to cost reductions and increased shipments in supplies. HPFS gross margin increased in both periods reflecting higher portfolio profitability resulting primarily from end of lease transactions.

Operating Expenses

        Research and Development

        The decrease in research and development expense, as a percentage of net revenue, in the third quarter and first nine months of fiscal 2004 was due primarily to expense control measures and investment strategies, particularly in ESS and PSG. These impacts were moderated by increased investment costs in IPG.

        Selling, General and Administrative

        The decline in selling, general and administrative expense as a percentage of net revenue in both periods was due primarily to the increase in revenue, coupled with expense control measures. These impacts were moderated by a slight increase in expenses, due primarily to unfavorable currency impacts resulting from the weakening of the dollar against the euro.

        Amortization of Purchased Intangible Assets

        We amortize purchased intangible assets with finite lives over their estimated useful lives, generally two to ten years. In fiscal 2004 and 2003, amortization expense consisted primarily of the amortization recorded in connection with the intangible assets acquired through our acquisitions in fiscal 2002.

        Restructuring Charges

        In the three and nine months ended July 31, 2004, we recorded restructuring charges of $9 million and $101 million, respectively. The $9 million charge for the three months ended July 31, 2004 consisted of a net addition of $37 million related to additional costs, net of reductions, in employee severance and other restructuring costs related to restructuring actions approved and implemented in fiscal 2002, and a net reduction of $28 million in estimated severance and other employee benefits related to restructuring actions approved and implemented in the second and fourth quarter of fiscal 2003.

        Of the $101 million charge recorded in the nine months ended July 31, 2004, $24 million related to additional charges taken in connection with the fiscal 2003 second and fourth quarter actions that did not previously meet the recognition criteria of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," $4 million related to additional costs, net of reductions, in estimated severance and other employee benefits related to restructuring actions approved and implemented in the second and fourth quarter of fiscal 2003, and $3 million related to additional asset impairment charges, net of reductions, taken in connection with the fiscal 2003 second quarter action. The remaining $70 million charge related to additional costs, net of reductions, in estimated severance and other employee benefits and other restructuring costs related to restructuring actions approved and implemented in fiscal 2002.

        Acquisition-Related Charges

        Acquisition-related charges in the third quarter and first nine months of fiscal 2004 consisted of deferred compensation and professional fees, while the charges in the corresponding periods for fiscal

2003 were attributable primarily to costs incurred for employee retention bonuses, as well as professional fees and consulting services.

        In-Process Research and Development Charges

        In the third quarter and first nine months of fiscal 2004, we recorded IPR&D charges of $28 million and $37 million, respectively, in connection with various small acquisitions.

Interest and Other, Net

        The increase in interest and other, net in the third quarter of fiscal 2004 was attributable primarily to an increase in the elimination of minority interest and lower interest expense offset by lower interest income and higher currency related losses. The decrease in interest and other, net for the first nine months of fiscal 2004 was attributable primarily to higher currency losses from balance sheet remeasurement and related hedging strategies and a decline in interest income reflecting lower interest rates.

Gains (Losses) on Investments and Other, Net

        The net gains for the third quarter and first nine months of fiscal 2004 were attributable mainly to gains on a prior period divestiture and on the sale of investments, offset in part by impairment charges on our investment portfolio. The loss for the third quarter and first nine months of fiscal 2003 resulted primarily from impairment charges in excess of gains realized on our investment portfolio.

Dispute Settlement

        In the first nine months of fiscal 2004 we recorded $70 million in settlement costs related to a dispute with the Government of Canada. See Note 12 of the Consolidated Condensed Financial Statements.

Provision for (Benefit from) Taxes

        Our effective tax rates were approximately 14% and 17% for the three and nine months ended July 31, 2004, respectively. Our effective tax rates were a benefit of approximately 3% and a provision of approximately 8% for the three and nine months ended July 31, 2003, respectively. Our effective tax rates differed from the United States federal statutory rate of 35% in all periods due primarily to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no United States taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. The effective tax rates for the three and nine months ended July 31, 2004 were further reduced by net favorable adjustments to previously estimated tax liabilities of $101 million and $147 million, respectively, which decreased the provisions for taxes by approximately $0.03 and $0.05 per share, respectively. The adjustments recorded in the third quarter of 2004 consisted primarily of a net favorable revision to estimated tax accruals upon filing the 2003 U.S. income tax return and the resolution of certain outstanding matters with the tax authorities. Additional net favorable adjustments during the second quarter were attributable primarily to a reduction in taxes on foreign earnings due to a change in regulatory policy. Excluding these adjustments, our tax rates would have been approximately 28% and 22% for the three and nine months ended July 31, 2004, respectively.

        The effective tax rates in the fiscal 2003 periods reflected the tax benefits related to restructuring charges, primarily incurred in higher-tax jurisdictions. The effective tax rate for the nine months ended July 31, 2003 also was affected by a benefit of $131 million due to the reversal in the second quarter of fiscal 2003 of a valuation allowance previously provided on a deferred tax asset related to a U.S. capital loss carryforward, the realization of which was previously uncertain.

        The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved. Additionally, the jurisdictions in which our earnings and/or deductions are realized may differ from our current estimates. As a result, our effective tax rate may experience significant volatility on a quarterly basis.

Segment Information

        A description of the products and services, as well as quarter-to-date and year-to-date financial data, for each segment can be found in Note 13 to the Consolidated Condensed Financial Statements. We have restated segment financial data for the three and nine months ended July 31, 2003 to reflect changes in HP's organizational structure that occurred in the first quarter of fiscal 2004. We describe these changes more fully in Note 13 to the Consolidated Condensed Financial Statements. HP bases the business segments disclosed in this Form 10-Q on HP's management organizational structure as of July 31, 2004, and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the reportable segments disclosed. The results discussions below include the results of each of HP's segments, with the exception of Corporate Investments, for the three and nine months ended July 31, 2004 and 2003.

Imaging and Printing Group

	For the three months ended July 31,
	2004	2003
	(In millions)
Net revenue	$5,648	$5,226
Earnings from operations	$837	$745
Earnings from operations as a percentage of net revenue	14.8%	14.3%
	For the nine months ended July 31,
	2004	2003
	(In millions)
Net revenue	$17,656	$16,336
Earnings from operations	$2,758	$2,581
Earnings from operations as a percentage of net revenue	15.6%	15.8%

        IPG's net revenue grew 8% each in the third quarter and in the first nine months of fiscal 2004 compared to the same periods in fiscal 2003. On a constant currency basis, revenue increased 5% and 2% in the third quarter and first nine months of fiscal 2004, respectively. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro. The segment had solid revenue growth across all regions in the third quarter and first nine months of fiscal 2004.

        The components of weighted average revenue growth, by business unit for the three and nine months ended July 31, 2004 were as follows.

	Three months ended July 31, 2004	Nine months ended July 31, 2004
	(Percentage points)
Printer Supplies	5.2	5.7
Business Printer Hardware	2.3	1.7
Digital Imaging Products	0.5	0.3
Home Printer Hardware	(0.6)	—
Other	0.7	0.4

Total IPG	8.1	8.1

        Growth in printer supplies revenue in the third quarter and first nine months of fiscal 2004 was driven by higher volumes reflecting continued expansion of the printer hardware installed base, due primarily to the strong performance of color-related products. The net revenue increase in business printer hardware in the third quarter and first nine months of fiscal 2004 was attributable to unit volume growth in color laser printers, business inkjet printers and monochrome laser printers, as well as increasing multi-function printer demand. A continued shift in demand to lower-priced products and a competitive pricing environment moderated the net revenue increase in business printer hardware in both periods. The net revenue decrease in home printer hardware in the third quarter of fiscal 2004 was attributable mainly to a decline in single-function printer unit shipments moderated by a shipment increase for all-in-one devices.

        In the third quarter of fiscal 2004, the 0.5 percentage point increase in the earnings from operations ratio consisted of a 0.3 percentage point increase in gross margin and a 0.2 percentage point decrease in operating expenses as a percentage of revenue. For the first nine months of the year, the 0.2 percentage point decrease in the earnings from operations ratio was driven primarily by a 0.2 percentage point increase in operating expenses as a percentage of revenue. The gross margin improvement in the third quarter was due primarily to a product mix shift towards higher-margin, multi-function products within home printer hardware, offset in part by unfavorable yen impact in business printer hardware and laserjet supplies. The decrease in operating expenses as a percentage of revenue in the third quarter was the result primarily of an increase in net revenue moderated by the unfavorable currency impacts resulting from the strengthening of the euro. The increase in operating expenses as a percentage of revenue in the first nine months was driven mainly by marketing costs associated with a company-wide product branding campaign, unfavorable currency impacts resulting from the strengthening of the euro and, to a lesser extent, from legal expenses associated with increased patent filings.

Personal Systems Group

	For the three months ended July 31,
	2004	2003
	(In millions)
Net revenue	$5,904	$4,955
Earnings (loss) from operations	$25	$(56)
Earnings (loss) from operations as a percentage of net revenue	0.4%	(1.1)%
	For the nine months ended July 31,
	2004	2003
	(In millions)
Net revenue	$18,082	$15,224
Earnings from operations	$132	$—
Earnings from operations as a percentage of net revenue	0.7%	0.0%

        PSG's net revenue grew 19% each in the third quarter and in the first nine months of fiscal 2004 compared to the same periods in fiscal 2003. On a constant currency basis, revenue increased 15% and 12% in the third quarter and first nine months of fiscal 2004, respectively. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro.

        The components of weighted average revenue growth, by business unit for the three and nine months ended July 31, 2004 were as follows.

	Three months ended July 31, 2004	Nine months ended July 31, 2004
	(Percentage points)
Desktop PCs	14.4	9.7
Notebook PCs	4.2	8.2
Workstations	0.4	0.5
Handhelds	0.2	0.5
Other	—	(0.1)

Total PSG	19.2	18.8

        The revenue increase in the third quarter of fiscal 2004 resulted primarily from an increase in volumes across all businesses, combined with a slight increase in ASPs. The revenue increase in the first nine months of fiscal 2004 was the result primarily of an increase in volumes across all businesses. The increase in consumer desktop PCs revenue of 23% and 22% in the third quarter and first nine months, respectively, of fiscal 2004 was the result primarily of increased consumer demand and solid revenue growth across all regions. Commercial desktop PC revenue increases of 28% and 13% in the third quarter and first nine months, respectively, of fiscal 2004 were the result primarily of an increase in volumes, combined with a slight increase in ASPs, reflecting the improvement in monitor attachment rates. The increase in notebook PC volumes of 6% and 23% in the third quarter and first nine months, respectively, of fiscal 2004 was the result of the continued growth of mobility. In addition, the volume increase in the first nine months was attributable to the launch of the widescreen and media center notebooks. Workstation revenue increased in both periods, primarily in the Windows®-based personal workstation space, offset in part by declines in UNIX®-based workstations. Handheld revenue increases in the first nine months of fiscal 2004 was due to new product introductions, mainly in the sub-$300 market. In addition, the overall increase in ASPs in the third quarter of fiscal 2004 resulted primarily from widescreen notebook PCs, and to a lesser extent, from revenue increases associated with accessories within the notebook PC business.

        In the third quarter of fiscal 2004, the 1.5 percentage point operating profit increase was due to a decline in operating expenses of 1.4 percentage points and a 0.1 percentage point improvement in gross margin as a percentage of revenue. For the first nine months of the fiscal year, the 0.7 percentage point increase in the earnings from operations ratio consisted of a decrease of 1.8 percentage points in operating expenses, offset in part by a decline in gross margin of 1.1 percentage points. The operating expense improvement in both periods resulted from headcount reductions, tightening of administrative costs and lower research and development expense. The gross margin decline in the first nine months of fiscal 2004 was due primarily to an increasingly competitive pricing environment and, to a lesser extent, from increased component prices.

Enterprise Storage & Servers

	For the three months ended July 31,
	2004	2003
	(In millions)
Net revenue	$3,352	$3,516
Loss from operations	$(208)	$(20)
Loss from operations as a percentage of net revenue	(6.2)%	(0.6)%
	For the nine months ended July 31,
	2004	2003
	(In millions)
Net revenue	$11,048	$10,747
Earnings from operations	$66	$11
Earnings from operations as a percentage of net revenue	0.6%	0.1%

        ESS's net revenue decreased 5% and increased 3% in the third quarter and first nine months of fiscal 2004, respectively, compared to the same periods in fiscal 2003. On a constant currency basis, revenue decreased 10% and 4% in the third quarter and first nine months of fiscal 2004, respectively. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro.

        The components of weighted average revenue growth, by business unit for the three and nine months ended July 31, 2004 were as follows.

	Three months ended July 31, 2004	Nine months ended July 31, 2004
	(Percentage points)
Industry Standard Servers	1.0	5.2
Business Critical Servers	(2.1)	(1.0)
Storage	(3.6)	(1.4)

Total ESS	(4.7)	2.8

        Overall, segment revenue in both periods was impacted positively by the gradual market recovery in IT spending, but several internal factors impacted ESS performance negatively in the current quarter. First, in the United States a migration to a new order processing and supply chain system was more disruptive than planned. Second, in Europe, results were impacted by channel management issues, including channel compensation, overly aggressive discounting and the transition to a centralized claims process. Third, there was a decline in ASPs in HP's storage business.

        Unit sales of industry standard servers increased 19% and 24% in the third quarter and first nine months, respectively, of fiscal 2004 compared to the prior year periods and more than offset the revenue decline attributable to declining ASPs. Industry standard servers experienced 2% revenue growth in the third quarter and 11% growth in the first nine months of fiscal 2004 due to strong worldwide shipments of our ProLiant servers with increased blade server shipments. Revenue growth was moderated by the internal factors noted above. Business critical server revenue decreased 8% in the third quarter and decreased 4% for the first nine months of fiscal 2004 due to a decline in sales of Alpha and Non-Stop servers, which were moderated in part by growth in Integrity servers. The decline in the Alpha business for both periods was due primarily to the planned migration of Alpha customers to other Enterprise offerings. The decrease in NonStop server revenue in the current quarter reflected a maturing of the current installed base. Storage declined 15% in the third quarter and 6% in the first nine months of fiscal 2004 compared to the prior year period, driven by declines in Online and Nearline product lines due to declining ASPs.

        The gross margin decline in both periods of fiscal 2004 reflected the impact of both a competitive pricing environment, volume declines in the Americas and certain internal execution issues. In the third quarter of fiscal 2004, the decline of 5.6 percentage points in the operating profit ratio was due to a decrease of 7.4 percentage points in the gross margin, offset in part by a decrease of 1.8 points of operating expenses as a percentage of revenue. For the first nine months of the year, the improvement of 0.5 percentage points in the operating profit ratio was due to a 3.7 percentage point decrease in operating expenses as a percentage of revenue, offset in part by a 3.2 percentage points decrease in the gross margin. Cost savings achieved through continued cost control measures, offset in part by an unfavorable currency impact, drove the decline in operating expenses as a percentage of revenue in both periods.

Software

	For the three months ended July 31,
	2004	2003
	(In millions)
Net revenue	$223	$190
Loss from operations	$(45)	$(50)
Loss from operations as a percentage of net revenue	(20.2)%	(26.3)%
	For the nine months ended July 31,
	2004	2003
	(In millions)
Net revenue	$645	$553
Loss from operations	$(140)	$(168)
Loss from operations as a percentage of net revenue	(21.7)%	(30.4)%

        Software's net revenue increased 17% (11% without acquisitions) in the third quarter and the first nine months of fiscal 2004 compared to the same periods in fiscal 2003. The revenue increases in the third quarter and first nine months of fiscal 2004 were 16% and 10%, respectively, on a constant currency basis. The majority of the favorable currency impact in both periods resulted from the weakening of the dollar against the euro. Of the overall 17% revenue increase in the third quarter, OpenView, our management solutions software product line, represented 15 percentage points of growth on a weighted basis, while OpenCall, our telecommunications solutions product line, contributed the remaining 2 percentage points of the revenue increase. Of the overall 17% revenue increase in the first nine months of fiscal 2004, OpenView represented 10 percentage points of growth on a weighted basis, while OpenCall contributed the remaining 7 percentage points of the revenue increase. OpenView continues to build momentum in our Adaptive Enterprise strategy. The strong growth in OpenCall was due to increased spending in the telecommunications industry.

        In the third quarter and the first nine months of fiscal 2004, the operating loss declines of 6.1 and 8.7 percentage points, respectively, were driven primarily by revenue growth coupled with a decrease of operating expenses as a percentage of revenue. The decrease in operating expense as a percentage of revenue was attributable to continued expense control measures, offset in part by the unfavorable impact of currency and increased expenses from acquisitions. The decline in Software gross margin resulted from an increasingly competitive pricing environment.

HP Services

	For the three months ended July 31,
	2004	2003
	(In millions)
Net revenue	$3,466	$3,097
Earnings from operations	$309	$335
Earnings from operations as a percentage of net revenue	8.9%	10.8%
	For the nine months ended July 31,
	2004	2003
	(In millions)
Net revenue	$10,119	$9,112
Earnings from operations	$896	$971
Earnings from operations as a percentage of net revenue	8.9%	10.7%

        HPS' net revenue increased 12% in the third quarter and 11% in the first nine months of fiscal 2004 compared to the same periods in fiscal 2003. On a constant currency basis, revenue increased 8% and 4% in the third quarter and first nine months of fiscal 2004, respectively. The favorable currency impact in both periods was due primarily to the weakening of the dollar against the euro and the yen.

        The components of weighted average revenue growth, by business unit for the three and nine months ended July 31, 2004 are as follows:

	Three months ended July 31, 2004	Nine months ended July 31, 2004
	(Percentage points)
Managed Services	6.2	5.8
Customer Support	4.4	5.0
Consulting and Integration	1.2	0.3
Other	0.1	—

Total HPS	11.9	11.1

        The growth in managed services in the third quarter and first nine months of fiscal 2004 was due to increased revenue from large outsourcing deals and the Triaton acquisition. The growth in customer support for the third quarter of fiscal 2004 was driven by favorable currency impacts, business model improvements and the Triaton acquisition. For the first nine months of fiscal 2004, the growth in customer support was driven primarily by an increase in multi-technology environment support services and support associated with large comprehensive outsourcing deals. An increase in core consulting and integration services contributed to growth in the consulting and integration business for the third quarter of fiscal 2004, while for the first nine months of fiscal 2004 the growth was slight.

        Earnings from operations as a percentage of net revenue declined 1.9 percentage points in the third quarter of fiscal 2004 and 1.8 percentage points in the first nine months of the year compared to the same periods in fiscal 2003. Operating profit ratio declines in the customer support and managed services businesses drove the overall segment operating profit ratio decline in the third quarter and first nine months of fiscal 2004. In the customer support business, competitive pricing pressures in both renewals and new contracts and a mix shift from higher margin support agreements (e.g., Unix) to lower margin contracts (e.g., networking installations and integrated multi-vendor support offerings) affected the customer support operating profit ratio in both periods. Large outsourcing contracts at the early stages of their life cycle had lower margins, which drove the decline in the managed services operating profit ratio in both periods. The overall segment operating profit ratio decline in the third quarter of fiscal 2004 was moderated by an operating profit ratio improvement in the consulting and integration business as a result of a sales force focus towards engagements with higher profit margin and customer relationship management and continued operational discipline measures.

HP Financial Services

	For the three months ended July 31,
	2004	2003
	(In millions)
Net revenue	$488	$442
Earnings from operations	$42	$19
Earnings from operations as a percentage of net revenue	8.6%	4.3%
	For the nine months ended July 31,
	2004	2003
	(In millions)
Net revenue	$1,398	$1,460
Earnings from operations	$106	$54
Earnings from operations as a percentage of net revenue	7.6%	3.7%

        HPFS' net revenue increased 10% in the third quarter and declined 4% in the first nine months of fiscal 2004 compared to the same periods in fiscal 2003. The increase in net revenue in the third quarter was due primarily to higher levels of operating leases and used equipment sales. Lower revenue-generating assets resulting from portfolio amortization and asset sales exceeding new lease originations combined with lower interest rates moderated the increase in the third quarter. The revenue decline in the first nine months was due primarily to lower revenue-generating assets and lower interest rates.

        In the third quarter of fiscal 2004, the 4.3 net percentage point increase in the earnings from operations ratio consisted of a 2.3 percentage point increase in gross margin and a 2.0 percentage point decrease in operating expenses as a percentage of net revenue. For the first nine months of fiscal 2004, the 3.9 net percentage point increase in the earnings from operations ratio consisted of a 3.2 percentage point increase in gross margin and a 0.7 percentage point decrease in operating expenses as a percentage of net revenue. The gross margin improvement in both periods reflected higher portfolio profitability resulting primarily from end of lease transactions. Cost savings achieved through continued cost controls, offset in part by an unfavorable currency impact, drove the declines in operating expenses as a percentage of revenue in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Nine months ended July 31,	2004	2003	Decrease
	(In millions)
Net cash provided by operating activities	$3,101	$3,674	$(573)
Net cash used in investing activities	(1,612)	(1,077)	(535)
Net cash used in financing activities	(1,692)	(878)	(814)

Net (decrease) increase in cash and cash equivalents	$(203)	$1,719	$(1,922)

Cash and Cash Flow

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. HP has provided for the United States federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside of the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain in the foreign country and we would meet United States liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

        Net cash provided by operating activities decreased in the nine months ended July 31, 2004 as compared to the corresponding period in fiscal 2003 due primarily to the timing of payments of accounts payable and, to a lesser extent, increased inventory levels. The decrease was offset in part by increased net earnings and lower payments for restructuring actions, as well as lower pension and other post-retirement contributions in the nine months ended July 31, 2004 as compared to the corresponding period in fiscal 2003.

        Net cash used in investing activities increased in the nine months ended July 31, 2004 as compared to the corresponding period in fiscal 2003 due primarily to net cash paid for business acquisitions. The increase was moderated by decreased net capital expenditures.

        The decrease in net cash flows from financing activities was due primarily to increased repurchases of common stock. To a lesser extent, the decline was due to net payments of total debt of approximately $394 million in the nine months ended July 31, 2004 compared to net payments of approximately $37 million in the nine months ended July 31, 2003. Cash generated from common stock issuances under various employees stock plans moderated the decrease.

Performance Metrics

	July 31, 2004	October 31, 2003	July 31, 2003
Days sales outstanding ("DSO")	40	40	40
Inventory turns	8.7	9.8	8.3

        Trade accounts receivable DSO remained unchanged compared to fiscal 2003 and year-over-year. The decline in annualized inventory turns as compared to fiscal 2003 resulted primarily from seasonal revenue weakness in the current quarter combined with normal inventory build-up for the back-to-school season, while the year-over-year improvement was the result mainly of active inventory management.

        In the third quarter of fiscal 2004, HP entered into an agreement with a third party financial institution to sell certain of its trade receivables without recourse. The agreement provides for HP to sell up to 600 million Euros of trade receivables (approximately $720 million based upon exchange rates as of July 31, 2004). During the three month period ended July 31, 2004, HP sold an immaterial amount of trade receivables under this agreement. The sale of receivables did not have a material impact on DSO for the nine months ended July 31, 2004.

Stock Repurchases

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. In the nine months ended July 31, 2004, we repurchased 51 million shares for an aggregate price of $1.1 billion. In the nine months ended July 31, 2003, we repurchased 30 million shares for an aggregate price of $549 million. For additional information on share repurchases during the third quarter of 2004, see "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities." In May 2004, the Board of Directors of HP authorized an additional $2.0 billion for future repurchases of HP's outstanding shares of common stock. As of September 3, 2004, we had authorization for remaining future repurchases of approximately $1.7 billion.

Funding Commitments

        As a result of our approved restructuring plans, we expect future cash expenditures of $370 million, primarily for employee severance and other employee benefits and facilities costs. Of this amount, $362 million is recorded on our Consolidated Condensed Balance Sheet at July 31, 2004, and $8 million will be expensed in future periods as the costs are incurred or the requirements to record the costs as a liability are met. Cash expenditures related to employee severance for our previously approved restructuring plans are expected to be substantially complete in the current fiscal year.

        As of July 31, 2004, we made approximately $470 million of contributions to our pension plans and $40 million in payments of other post-retirement benefits for a total of $510 million in pension and other post-retirement funding compared to approximately $800 million in the prior year period. We presently anticipate contributing an additional $60 million to fund our pension and other post-retirement plans during the remainder of fiscal 2004, of which $45 million relates to pension funding for a total of $570 million in pension and other post-retirement funding for fiscal 2004. Our funding policy is to contribute cash to our pension plans so that minimum contribution requirements, as established by local government funding and taxing authorities, are met. In the current fiscal year, we will continue to contribute cash to our global pension plans in amounts that are consistent with local funding requirements and tax considerations.

        We issued approximately 53 million non-transferable contingent value rights ("CVRs") in connection with our acquisition of Indigo in March 2002 that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of July 31, 2004.

        We expect to pay approximately $300 million in cash for an acquisition announced in the fourth quarter of fiscal 2004. This acquisition is intended to enhance our services capabilities in Europe. The acquisition is subject to the acceptance of the acquired company's shareholders and other customary closing conditions.

        We currently expect to fund future expenditures for capital requirements as well as liquidity needs from a combination of available cash balances, cash flows from operations and notes payable and short-term borrowings. We invest excess cash primarily in short-term investments that meet HP's credit rating standards.

Borrowings

	July 31, 2004	October 31, 2003	Increase (Decrease)	Amount Available as of July 31, 2004(1)
	(In millions)
Notes payable and short-term borrowings	$2,212	$1,080	$1,132	$9,321
Long-term debt	4,907	6,494	(1,587)	3,093

Total short- and long-term debt	$7,119	$7,574	$(455)	$12,414

(1)
Amount available includes amounts remaining available for future borrowings under our lines of credit and commercial paper programs, as well as amounts registered but unissued under our 2002 Shelf Registration Statement and amounts available for future borrowings under our Euro Medium-Term Note Programme.

        Short- and long-term debt in the nine months ended July 31, 2004 decreased by $455 million as compared to October 31, 2003. The increase in notes payable and short-term borrowings was due mainly to the reclassification of $1.5 billion in long-term debt to short-term, as well as the repayments of approximately $1.8 billion under our commercial paper programs, $117 million of notes payable to banks, net and $224 million of the short-term portion of long-term debt, respectively, offset in part by approximately $1.7 billion issued under our commercial paper programs. Additionally, the decrease in total short- and long-term debt was due to a net $92 million non-cash decrease from foreign currency remeasurement, mark-to-market adjustments and premium and discount amortization, offset in part by $31 million increase from business acquisitions during the nine months ended July 31, 2004.

Notes Payable and Short-term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, the related average interest rates and amounts remaining available for future borrowings were as follows at September 3, 2004:

	As of September 3, 2004
	Amount Outstanding	Average Interest Rate	Amount Available
	(In millions)
Current portion of long-term debt	1,884	7.2%	—
Commercial paper	979	1.9%	3,521
Notes payable to banks, lines of credit and other	259	2.5%	2,228
Credit facilities	—	—	3,000

	3,122		8,749

        In the nine months ended July 31, 2004, we issued a total of $460 million of commercial paper at interest rates ranging from 1.09% to 1.16% under our $4.0 billion U.S. commercial paper program. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, issued $1.3 billion of certificates of deposit during the nine months ended July 31, 2004, at local currency interest rates ranging from 1.11% to 4.90%, under our Euro Commercial Paper/Certificate of Deposit Programme.

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

Long-term Debt

        Book value of long-term debt and amounts registered but unissued under the applicable registration statement or available for future borrowings (in each case, as shown in the Amount Available column) were as follows at September 3, 2004:

	As of September 3, 2004
	Amount Outstanding	Amount Available
	(In millions)
2002 Shelf Registration Statement	$1,993	$1,000
2000 Shelf Registration Statement	2,806	—
Euro Medium-Term Note Programme	907	2,092
Other, including assumed Compaq debt	747	—

Fair value adjustment related to SFAS No. 133	58	—
Less current portion	(1,884)	—

	$4,627	$3,092

        At September 3, 2004, we had outstanding long-term debt totaling $6.6 billion, which excludes the fair value adjustment related to SFAS No. 133 of $58 million and discounts on debt issuances totaling $170 million, and includes $1.9 billion due within one year. Of our total long-term debt outstanding, approximately $3.0 billion is due between fiscal years 2004 and 2006, approximately $2.6 billion is due between fiscal years 2007 and 2009 and the remainder is due at various dates through fiscal year 2023. For a description of our outstanding debt, see Note 8 to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

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

        The vast majority of total outstanding debt was issued or assumed by HP and not by our financing business, HPFS. However, HPFS is a financial services organization and, like other financial services companies, has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At July 31, 2004, HPFS had approximately $6.4 billion in net financing assets, which include short- and long-term financing receivables and operating lease assets.

Contractual Obligations

        At July 31, 2004, our unconditional purchase obligations are approximately $1.1 billion, compared with $651 million as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

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

        The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position. In addition, in the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the root cause of the problem and to determine appropriate solutions. However, we may have limited ability to control quality issues, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch"), we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could have a material adverse effect on our operating results.

If we do not effectively manage our product and services transitions, our revenue may suffer.

        Many of the industries in which we compete are characterized by rapid technological advances in hardware performance, software functionality and features; the frequent introduction of new products; short product life cycles; and continual improvement in product price characteristics relative to product performance. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be supported adequately by application software. Our revenue and gross margin also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales, or result in discounting, of some of our current offerings, offsetting the benefit of even a successful introduction. There also may be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions that must be managed. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates, and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materialize, future demand for our products and services and our results of operations may suffer.

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

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and constrained IT spending has previously resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. In addition, customer financial difficulties have previously resulted, and could in the future result, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. We have also experienced, and in the future may experience, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic downturns also may lead to restructuring actions and associated expenses and impairment of investments. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Further delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

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

        Sales outside the United States make up more than half of our revenue. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

  •
  natural disasters, such as earthquakes and typhoons; and

  •
  medical disasters, such as Severe Acute Respiratory Syndrome.

        The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, a portion of our research and development activities, other critical business operations and some of our suppliers are located in California, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake. In addition, some areas, including California and parts of the East Coast and Midwest of the United States, have previously experienced, and in the future may experience, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly self-insured for losses and interruptions caused by earthquakes, power shortages, telecommunications failures, water shortages, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters.

If we fail to manage distribution of our products and services properly, or if our distributors' financial condition or operations weaken, our revenue, gross margin and profitability could suffer.

        We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both retail and direct sales to both enterprise accounts and consumers. Since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore profitability. Moreover, our distribution channel mix may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. We may also have limited ability to estimate future product rebate redemptions in order to price our products effectively. Other distribution risks include alienating channel partners, financial weakness of competitors and inventory management problems, as described below.

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

    Some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Revenue from indirect sales could suffer and we could experience disruptions in distribution if our distributors' financial conditions or operations weaken.

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

        Our manufacturing operations depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver sufficient quantities of quality components and products at reasonable prices in time to meet critical manufacturing and distribution schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. We also rely on third party suppliers for the provision of contingent workers and our failure effectively to manage our use of such workers could adversely affect our results of operations. We also could be exposed to various legal claims relating to their status. Other supplier problems that we could face include component shortages, excess supply and risks related to fixed-price contracts that would require us to pay more than the open market price, as described below.

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

  •
  Oversupply. In order to secure supplies for the provision of products or services or to secure workers in critical areas, at times we may make advance payments to suppliers, or we may enter into non-cancelable commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components or we could have an oversupply of workers in certain areas, any of which could adversely affect our gross margin. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

  •
  Long-term pricing commitments. As a result of binding price or purchase commitments with vendors, we may be obligated to purchase supplies or to retain workers at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase supplies or to retain workers for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or workers at lower prices, and our gross margin could suffer. Our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. In addition, new products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. The performance of such single source suppliers may affect the quality, quantity and price of supplies to HP.

Impairment of our investment portfolio could harm our net earnings.

        We have an investment portfolio that includes minority equity and debt investments. In most cases, we do not attempt to reduce or eliminate our market exposure on these investments and may incur losses related to the impairment of these investments and therefore charges to net earnings. Some of our investments are in public and privately-held companies that are still in the start-up or development stage, which have inherent risks because the technologies or products they have under development never may become successful. Furthermore, the values of our investments in publicly-traded companies are subject to significant market price volatility. We often couple our investments in technology companies with a strategic commercial relationship. Our commercial agreements with these companies may not be sufficient to allow us to obtain and integrate such products and services into our offerings or otherwise benefit from the relationship, and third parties, including competitors, subsequently may acquire these companies. Economic weakness could impact our investment portfolio in the future.

The revenue and profitability of our operations have historically varied.

        Our revenue and profit margins vary among our products and services, customer groups and geographic markets and therefore will be different in future periods than our current revenue and profit margins. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, our Imaging and Printing Group and certain business units such as printer supplies contribute significantly to our profitability. Certain segments, and ESS in particular, have a higher fixed cost structure than others and may experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may necessitate adjustments to our operations.

Unanticipated changes in HP's tax rates or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, in the valuation of deferred tax assets and liabilities or in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

Our sales cycle makes planning and inventory management difficult and future financial results less predictable.

        Our quarterly sales have reflected a pattern in which a disproportionate percentage of such quarters' total sales occur toward the end of each quarter, and this trend has become more pronounced in recent periods. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, consumer sales are often stronger in the fourth calendar quarter, and many customers whose fiscal and calendar years are the same spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Many of the factors that create and affect seasonal trends are beyond our control. Overall, our third fiscal quarter is typically our weakest and our fourth fiscal quarter our strongest.

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

        We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of HP's employee stock options have had exercise prices in excess of HP's stock price, which could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have proposed changes to accounting principles generally accepted in the United States that would require HP and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially and adversely affect our business.

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

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work. In particular, in connection with the Compaq integration, we are in the process of implementing a new general ledger, order management and data warehouse systems to replace our current systems. As a part of this effort, we are rationalizing various legacy systems, upgrading existing software applications and implementing new data management applications to administer our business information. We may not be successful in implementing the new system, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of this new system or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our business segment results, our financial position and cash flows. Disruptions to these systems could also adversely impact our ability to fulfill orders and interrupt other operational processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

Any failure by us to manage acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.

        As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions in order to further our business objectives, and in many cases, to manage our product and technology portfolios. In order to pursue this strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of acquisitions, strategic alliances, joint ventures and outsourcing transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. However, if we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material effect on our revenue and selling, general and administrative expenses. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

  •
  combining product offerings, integrating software code or entering into new markets in which we are not experienced and preventing customers and distributors from deferring purchasing decisions or switching to other suppliers, which could result in our incurring additional obligations in order to address customer uncertainty;

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

        We evaluate and enter into significant transactions, including acquisitions, outsourcing agreements, alliances, joint ventures and divestitures, on an ongoing basis. We may not fully realize all of the anticipated benefits of any transaction to the extent anticipated, and the timeframe for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for significant transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

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

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Certain of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims if we were to violate or become liable under environmental laws or become non-compliant with environmental permits required at present or former facilities. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We also could face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions have been granted to some countries (such legislation, together with the directive, the "WEEE Legislation"), and producers are to be financially responsible under the WEEE Legislation beginning in August 2005. HP's potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other geographies, including in the United States and Japan, the cumulative impact of which could be significant. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (May 2004)	4,310,811	20.96	4,310,811	$2,510,524,270
Month #2 (June 2004)	19,346,000	21.18	19,346,000	$2,100,732,651
Month #3 (July 2004)	—	—	—	$2,100,732,651
Total	23,656,811	21.14	23,656,811	—

        HP repurchased shares in the third quarter of fiscal 2004 under an ongoing systematic program to manage the dilution created by shares issued under employee stock plans and also to return cash to shareholders. This program authorizes repurchases in the open market or in private transactions. Amounts authorized for future repurchases under the systematic program are approved periodically, with the most recent increase announced May 28, 2004, when the Board of Directors of HP authorized an additional $2.0 billion for future repurchases of HP's outstanding shares of common stock. HP had total authorization for future repurchases of approximately $2.1 billion remaining at July 31, 2004.

        HP repurchased shares in the third quarter of fiscal 2004 from the Packard Foundation. These purchases were made in accordance with a Memorandum of Understanding, dated September 9, 2002, between HP and the Packard Foundation providing that HP may purchase from the Packard Foundation shares of HP common stock each New York Stock Exchange trading day during the "Sale Period" (defined below) for a purchase price equal to the adjusted, volume-weighted average price for composite New York Stock Exchange transactions on that trading day. The "Sale Period" begins on and includes the second New York Stock Exchange trading day after HP's public announcement of quarterly earnings information and ends on and includes the last business calendar day of the second month of HP's quarterly financial reporting period. HP may repurchase additional shares of HP common stock from the Packard Foundation in the future under the Memorandum of Understanding. In addition, either HP or the Packard Foundation may suspend or terminate sales under the Memorandum of Understanding at any time. The shares repurchased from the Packard Foundation are included in the table above.

Item 6. Exhibits.

        The Exhibit Index found on page 66 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN
Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: September 10, 2004

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
1	Not applicable.
2(a)	Master Separation and Distribution Agreement between Hewlett-Packard Company and Agilent Technologies, Inc.	10-K	001-04423	2	January 27, 2000
2(b)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective March 17, 2004.	10-Q	001-04423	3(c)	June 9, 2004
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.‡
4(d)	Form of Registrant's 7.15% Global notes due June 15, 2005, and related Officers' Certificate	8-K	001-04423	4.1 and 4.3	June 15, 2000
4(e)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(f)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(g)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001
4(h)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(i)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(j)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(k)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
5-9	Not applicable.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated, effective November 21, 2003.*	10-Q	001-04423	10(c)	June 9, 2004
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003

10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(k)	January 21, 2003
10(k)	Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(l)	January 21, 2003
10(l)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(m)	January 21, 2003
10(m)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(n)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.11	April 18, 2002
10(o)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(p)	Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.*	10-Q	001-04423	10(c)	September 12, 2000
10(q)	First Amendment to Registrant's Excess Benefit Retirement Plan, effective November 1, 1999.*	10-K	001-04423	10(b)(b)	January 21, 2003
10(r)	Second Amendment to Registrant's Excess Benefit Retirement Plan, effective April 1, 2004.*	10-Q	001-04423	10(t)	June 9, 2004
10(s)	Third Amendment to Registrant's Excess Benefit Retirement Plan, effective May 1, 2004.*	10-Q	001-04423	10(u)	June 9, 2004
10(t)	Hewlett-Packard Company Cash Account Pension Restoration Plan.*	10-K	001-04423	10(c)(c)	January 21, 2003
10(u)	Registrant's Executive Pay-for-Results Plan, amended and restated effective November 1, 2003.*	10-Q	001-04423	10(c)(c)	March 11, 2004
10(v)	Registrant's Executive Deferred Compensation Plan, amended and restated effective April 1, 2004.*	10-Q	001-04423	10(x)	June 9, 2004
10(w)	First Amendment to Registrant's Executive Deferred Compensation Plan, effective May 1, 2004.*	10-Q	001-04423	10(y)	June 9, 2004
10(x)	Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(g)(g)	September 20, 1999
10(y)	Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(i)(i)	September 20, 1999
10(z)	Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(j)(j)	September 20, 1999
10(a)(a)	Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(k)(k)	September 20, 1999
10(b)(b)	Form of Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(c)(c)	Form of Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002

10(d)(d)	Form of letter dated March 6, 2003, amending Severance Agreement for certain Compaq employees prior to its acquisition by HP.*	10-Q	001-04423	10(m)(m)	June 12, 2003
10(e)(e)	Form of Indemnity Agreement between Compaq and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(f)(f)	General Waiver and Release Agreement executed by Michael D. Capellas with attached Benefits Summary Upon Termination dated November 11, 2002.*	10-K	001-04423	10(p)(p)	January 21, 2003
10(g)(g)	Registrant's Service Anniversary Stock Plan amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003
10(h)(h)	Registrant's 1987 Director Option Plan.*	S-8	33-30769	4	August 31, 1989
10(i)(i)
	Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, 2000 Stock Plan, as amended, 1995 Incentive Stock Plan, as amended, Compaq 2001 Stock Option Plan, as amended, Compaq 1998 Stock Option Plan, as amended, Compaq 1995 Equity Incentive Plan, as amended and Compaq 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(l)(l)	June 9, 2004
10(j)(j)	Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, 2000 Stock Plan, as amended, and 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(m)(m)	June 9, 2004
10(k)(k)	Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(l)(l)	Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(p)(p)	June 9, 2004
10(m)(m)	Form of Restricted Stock Grant Notice for Compaq's 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(n)(n)	Stock Option Agreement for Registrant's 1987 Director Option Plan.*	10-K	001-04423	10(y)(y)	January 21, 2003
10(o)(o)	Stock Option Agreement for Compaq's 1985 Stock Option Plan, as amended.*	10-K	001-04423	10(z)(z)	January 21, 2003
10(p)(p)	Stock Option Agreement for Compaq's 1985 Nonqualified Stock Option Plan, as amended.*	10-K	001-04423	10(a)(1)	January 21, 2003
10(q)(q)	Form of Cash Award Agreement (Performance Based) for Registrant's 2004 Stock Incentive Plan and 2000 Stock Plan, as amended.*	10-Q	001-04423	10(a)(1)	June 12, 2003
10(r)(r)	Registrant's Severance Plan for Executive Officers.*	10-K	001-04423	10(z)(z)	January 20, 2004
11	Not applicable.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	Not applicable.
15	None.
16-17	Not applicable.
18-19	None.
20-21	Not applicable.
22-24	None.
25-26	Not applicable.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.‡

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

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
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 6. Exhibits.
SIGNATURE
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX