Form 10-K
period 2004-10-31
HEWLETT PACKARD CO
filed 2005-01-14
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 1-4423

HEWLETT-PACKARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1081436 (I.R.S. employer identification no.)
3000 Hanover Street, Palo Alto, California (Address of principal executive offices)	94304 (Zip code)

Registrant's telephone number, including area code: (650) 857-1501

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange, Inc. The Nasdaq Stock Market, Inc. The Pacific Exchange, Inc.

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

        The aggregate market value of the registrant's common stock held by non-affiliates was $59,850,144,000 based on the reported last sale price of common stock on April 30, 2004, which was the last business day of the registrant's most recently completed second fiscal quarter.

        The number of shares of HP common stock outstanding as of December 31, 2004 was 2,910,039,823 shares.

DOCUMENTS INCORPORATED BY REFERENCE DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's notice of annual meeting of shareowners and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2004 are incorporated by reference into Part II, Item 5 and Part III of this Report.	II, ITEM 5 III

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of earnings, revenue, expenses, cash repatriation, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans and remediation of execution issues; any statements concerning developments, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include macroeconomic and geopolitical trends and events; the outcome of pending legislation; the execution and performance of contracts by suppliers, customers and partners; employee management issues; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed after this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. Business.

        HP is a leading global provider of products, technologies, solutions and services to individual consumers and businesses. Our offerings span information technology ("IT") infrastructure and storage, personal computing and other access devices, multi-vendor services including maintenance, consulting and integration and outsourcing, and imaging and printing. Our products and services are available worldwide.

        HP was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware. In May 2002 we acquired Compaq Computer Corporation ("Compaq"), which significantly expanded the breadth and depth of our product offerings, increased our overall scale and reach, drove substantial improvements in our cost structure and generally improved our competitive position.

        Our business strategy revolves around the following strategic imperatives:

  •
  To provide customers with superior products, services and overall experiences by providing leading-edge technologies that work seamlessly together.

  We seek to be a leader in each of the specific product and service categories in which we compete and to expand actively into new and adjacent markets. At the same time that we focus on individual offerings, we seek to leverage the depth and breadth of our products, services and strategic partnerships to address new and emerging market demands by seamlessly integrating various products and services that offer new customer experiences. We believe that these new experiences are shaped increasingly by customer demands for products and services that are digital, mobile, virtual and personal, and we emphasize these as the foundation for our design.

    By leading these trends we seek both to expand our current businesses and to grow into new categories.

    Digital refers to the shift from analog, physical and labor-intensive tasks and processes, to computer-based formats. For example, in photography, capturing and developing photos traditionally relied on chemistry, physical transportation and film canisters; the digital photography process does not have these requirements and restrictions, which makes it more flexible, more productive and easier to use. Other processes continue similar shifts, creating new opportunities.

    Mobile refers to the fact that, because of the shift to digital technology, information is not tied to a particular physical location. People are able and expect to access, exchange and respond to critical information and services anywhere, at any time, using myriad devices such as phones, hand-held computers, notebook computers and even GPS devices in their cars.

    Virtual experiences substitute for experiences that require a human being present; they are carried on by means of computers. More and more processes are becoming virtualized. For example, software can run an IT data center in the absence of a human IT manager, and video conferencing allows people to collaborate with others in a meeting thousands of miles from their office.

    Personal preferences, information, style and biases increasingly dictate people's experience with technology. Individuals—whether consumers or business people—are increasingly in control, demanding customized and highly personalized products, services and solutions to suit their tastes and needs. For example, digital technology allows people to customize their television programming, music playlists, and even the settings of features in their cars.

  •
  To deliver to business customers the best return on IT investments in the industry

  We believe that, in addition to desiring leading technologies, customers also increasingly demand the most cost-effective solutions for their needs. We seek to address this requirement both through our architectures and our sales processes. Our Adaptive Enterprise platform and our Smart Office initiative demonstrate our approach.

  Our Adaptive Enterprise platform, which is the name of our extended business infrastructure offering, leverages our portfolio to deliver enterprise-wide products and services emphasizing standardization, virtualization, simplification, modularity and integration. We believe that designing with these principles provides the most cost-effective infrastructures that can flexibly adapt to changing business dynamics.

  Through our Smart Office initiative, HP seeks to optimize the value small and medium business ("SMB") customers receive from their technology investments by pairing local and specialized expertise from HP and its channel partners to help SMB customers plan, purchase and implement high quality technology solutions from across our businesses more effectively and efficiently.

  •
  To build world class cost structures and processes across our entire portfolio of businesses

  We believe that value is increasingly driven through horizontal processes, not vertical processes. Accordingly, we are focused on leveraging our scale to maximize purchasing efficiency and leveraging our global footprint to maximize technical expertise and cost structure improvements available in different regions around the world. We also have created horizontal organizations to drive the technology imperatives mentioned above across our businesses.

  •
  To focus our innovation and research and development

  Our approach to research and development is to make targeted investments in areas where we can make unique contributions and achieve differentiation while partnering with top providers in other areas to enable us to provide our customers complete IT solutions.

HP Products and Services; Segment Information

        During fiscal 2004, our operations were organized into seven business segments: the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Financial Services ("HPFS"), Software and Corporate Investments. Given the cross-segment linkages in our Adaptive Enterprise offering, and in order to capitalize on up-selling and cross-selling opportunities, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). While TSG is not a business segment, this aggregation provides a supplementary view of our business.

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

Technology Solutions Group

        TSG's mission is to coordinate HP's Adaptive Enterprise offering across organizations to create solutions that allow customers to manage and transform their business and IT environments. TSG allows us to leverage the resources and capabilities of our portfolio by applying key design principles consistently across business, application and infrastructure services with a vision of standardization, simplification, modularity and integration. Each of the business segments within TSG is described in detail below.

Enterprise Storage and Servers

        The server market continues to shift towards standards-based architectures as proprietary hardware and operating systems are being replaced by industry-standard server platforms that typically offer compelling price/performance advantages by leveraging standards-based operating systems and microprocessor designs. At the same time, critical business functions continue to demand particular scalability and reliability. By providing a broad portfolio of server and storage solutions, ESS aims to optimize the combined product solutions required by different customers and provide solutions for a wide range of operating environments. In 2004, HP continued to ship more servers than any other vendor in the industry. ESS provides storage and server products in a number of categories.

        Business Critical Servers.    Business critical servers include Reduced Instruction Set Computing ("RISC")-based servers running on the HP-UX operating system, Itanium®(1) -based servers running on HP-UX, Windows®(2) and Linux and the HP AlphaServer product line running on both Tru64 UNIX®(3) and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products for business critical solutions.

(1)
Itanium® is a registered trademark of Intel Corporation.

(2)
Windows® is a registered trademark of Microsoft Corporation.

(3)
UNIX® is a registered trademark of The Open Group.

        Industry Standard Servers.    Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows, Linux and Novell operating systems and leverage Intel- and AMD-based processors. The business spans a range of product lines that include pedestal-tower servers, density-optimized servers and blade servers. HP's industry-standard server business continues to lead the industry in terms of units shipped and has a strong position in blade servers, the fastest-growing segment of the market.

        Storage.    HP's StorageWorks offerings include entry-level, mid-range and enterprise arrays, storage area networks, network attached storage, storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage. HP's storage offerings continue to be heavily weighted toward the tape drive and tape library markets.

HP Services

        HPS provides a portfolio of multi-vendor IT services including technology services, consulting and integration, and managed services. HPS also offers a variety of services tailored to particular industries such as manufacturing, network and service providers, financial services and government and education and services for the rest of the public sector. In collaboration with ESS and Software, HPS teams with software and networking companies and local systems integrators to bring solutions to HP's customers. Although the largest segment of the overall services market is in outsourcing, HPS is weighted more heavily towards Technology Services (formerly called Customer Support). However, Managed Services became a larger portion of HPS revenue as it continued to grow at greater-than-market rates in fiscal 2004.

        Technology Services.    HPS provides a range of technology services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. This business also manages the delivery of product warranty support through its own service organization, as well as through authorized resellers.

        Consulting and Integration.    HPS provides consulting and integration services that help customers measure, assess and maintain the link between business and IT; design and integrate the customers' environments into a more adaptive infrastructure; and align, extend and manage applications and business processes. Consulting and integration provides cross-industry solutions in areas such as supply chain, business portals, messaging and security.

        Managed Services.    Managed services offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services and business process outsourcing, as well as business continuity and recovery services.

Software

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

        HP is focused on extending its leadership position in network-management software into application and business process management. As part of this drive, HP has made targeted software acquisitions that have integrated technology and functionality enhancements into the HP OpenView offerings and facilitated this extension. Having substantially integrated this new functionality, Software is focused now on driving revenue growth with the enhanced products.

Personal Systems Group

        PSG is one of the leading vendors of personal computers ("PCs") in the world based on unit volume shipped and annual revenue. PSG provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Like the broader PC market, the PSG organization continues to experience a shift toward mobile products such as notebooks. Both commercial and consumer PCs are based predominately on the Windows operating system and use Intel and AMD processors.

        Commercial PCs.    PSG offers a variety of personal computers optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. These commercial PCs include the HP business desktops and the HP Compaq business series, as well as Evo notebook PCs and Compaq Tablet PCs for mobile professionals.

        Consumer PCs.    Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs, and are targeted at the home user. In addition to optimizing configurations and value, PSG seeks to differentiate its products with distinguishing features such as the HP Personal Media Drive, a removable hard drive that can easily plug into an HP Media Center PC or be removed and used as an external hard drive with any notebook or PC supporting the common USB standard, allowing consumers to take their digital media with them.

        Workstations.    Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. HP provides workstations for UNIX, Windows and Linux-based systems.

        Handheld Computing.    HP provides a series of iPAQ handheld computing devices that run on Windows Mobile software. These products range from entry-level devices primarily used as organizers to advanced handheld computing devices with biometric security, wireless connectivity and even built-in phone and camera capabilities.

        Digital Entertainment.    PSG's digital entertainment products are targeted at the intersection of the personal computing and consumer electronics markets and span a range of products and product categories that allow customers to enjoy a broad range of digital entertainment experiences and to enjoy their digital content. PSG's digital entertainment products include DVD+RW drives; the HP Movie Writer, which converts traditional VCR tapes into DVD's; the HP Digital Entertainment Center, which allows consumers to access their music, movies, home videos and photos from a single device via remote control; plasma and LCD flat-panel televisions; and the Apple iPod®(4) from HP.

(4)
iPod® is a registered trademark of Apple Computer, Inc.

Imaging and Printing Group

        IPG is the leading imaging and printing systems provider in the world for printer hardware, printing supplies and scanning devices, providing solutions across customer segments from individual consumers to small and medium businesses to large enterprises. IPG's products can be categorized generally as home and business printing, imaging and publishing devices and systems, digital imaging products and printer supplies.

        Printing and Imaging Devices and Systems.    Home and business printing, imaging and publishing devices and systems include color and monochrome single-function printers for shared and personal use, printer- and copier-based multi-function devices, inkjet and laser all-in-one printers, wide- and large-format inkjet printers and digital presses. Key initiatives in this area of IPG's business include driving color printing penetration in the office and continuing to expand further into high-end office imaging systems.

        Digital Imaging.    An important part of IPG's strategy is to provide digital imaging solutions that rival traditional imaging for quality, cost and ease of use so that consumers can manage their digital imaging at home. Digital imaging products include Photosmart printers, digital photography products and scanners. HP is focused on driving a user-friendly experience across this range of products by ensuring compatibility and common user interfaces, where possible, and creating products that anticipate and address the way in which consumers seek to use these technologies.

        Supplies.    Printer supplies include laser and inkjet printer cartridges and other related printing media. These supplies include HP-branded Vivera ink and HP Premium and Premium Plus photo papers, which together are designed to work as a system to produce faster prints with improved resistance to fading, increased print quality and better affordability.

HP Financial Services

        HPFS supports and enhances HP's global product and service solutions, providing a broad range of value-added financial life cycle management services. HPFS enables our worldwide customers to acquire complete IT solutions, including hardware, software and services. The group offers leasing, financing, utility programs and asset recovery services, as well as financial asset management services for large global and enterprise customers. HPFS also provides an array of specialized financial services to SMB customers and education and government entities. HPFS offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

Corporate Investments

        Corporate Investments is managed by the Office of Strategy and Technology and includes Hewlett-Packard Laboratories, also known as HP Labs, and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products and, in particular, gigabit ethernet switch products that enhance computing and enterprise solutions as well as the licensing of specific HP technology to third parties.

Sales, Marketing and Distribution

        We continue to manage our business and report our financial results based on the principal business segments described above. However, we organize the marketing and selling of our products and services separately according to customer and distribution types. Our customers are organized by consumer and commercial customer groups, and distribution is organized by direct and channel. Within the channel, we have various types of partners that we utilize for various customer groups. The partners include the following:

  •
  retailers that sell our products to the public through their own physical or internet stores;

  •
  resellers that sell our products and services, frequently with their own value-added products or services, to targeted customers groups;

  •
  distribution partners that supply our solutions to smaller resellers with whom we do not have direct relationships;

  •
  independent distributors that sell our products into geographies or customer segments in which we have a lesser presence;

  •
  original-equipment-manufacturers ("OEMs") that integrate our products with their own hardware or software and sell the integrated product;

  •
  independent software vendors ("ISVs") that provide their clients with specialized software products that frequently drive additional products and services and often assist us in selling our products and services to clients purchasing their products; and

  •
  systems integrators that provide various expertise in designing and implementing custom IT solutions and often partner with HPS to extend their expertise or influence the sale of our products and services.

        The balance of channel types varies by product category. For instance, we sell consumer PCs largely through the retail channel and IPG products are sold largely through consumer and commercial channels, but customers also can purchase these products directly from HP. High-end commercial solutions generally are sold directly to customers, though lower-end servers may be sold either through the channel or directly. We have distribution programs and incentive offerings for certain of our channel partners that include volume-based incentives, product promotions, rebates, price-protection terms, and rights to return products. Information on how these programs impact our financial reporting can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Revenue Recognition" in Item 7 and in Note 1 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

        Management of HP's overall consumer-related sales and marketing activities resides in IPG. Accordingly, IPG leads our cross-segment focus on integrated consumer products and digital imaging and entertainment products in particular, as well as our annual consumer product launch for the back-to-school and holiday season. IPG also manages consumer channel relationships with approximately 20,000 third-party retail locations for imaging and printing products, as well as other consumer products including consumer PCs, which provides for a bundled sale opportunity between PCs and IPG products. In addition, IPG manages direct consumer sales through www.hp.com and through www.hpshopping.com, a wholly-owned subsidiary that supports online sales.

        A cross-segment organization called the Customer Solutions Group ("CSG") manages commercial sales and marketing activities. HP created CSG in May 2004 in order to provide a single organization to manage enterprise, SMB and public sector customer relationships, as well as to simplify sales processes across our segments to improve speed and effectiveness. Key CSG initiatives during 2004 included a focus on improving the mix of skills in our sales force, enhancing the efficiency of bid desk requests by speeding up our ability to bid for business, and increasing the number of higher-margin products and solutions sold by the sales force. CSG also oversees and coordinates sales and marketing activities for both volume-based business such as industry-standard servers and value-based solutions such as Superdome. In this capacity, CSG manages our direct sales force and pre-sales technical consultants as well as our direct distribution activities for commercial products and go-to-market activities with systems integrators and ISVs. PSG manages commercial reseller channels, due largely to the significant volume of commercial PCs that HP sells through these channels.

        In addition to our separate consumer and commercial marketing and channel-management activities, we operate some cross-organizational efforts, such as our overall PartnerONE channel incentive program, while the separate product groups manage some activities such as our OEM relationships.

Manufacturing and Materials

        Our manufacturing operations consist of manufacturing finished products from components and sub-assemblies that we acquire from a wide range of vendors. In addition to our own manufacturing operations, we utilize a number of contract manufacturing ("CM") companies around the world to manufacture HP-designed products. The use of CM companies is intended to generate cost efficiencies and reduce time to market for certain HP-designed products. Third-party OEMs manufacture some HP-branded products that we purchase and resell under the HP brand.

        We utilize two primary methods of fulfilling demand for products: building products to order ("BTO") and configuring products to order ("CTO"). We employ BTO capabilities to maximize manufacturing efficiencies by producing high volumes of basic product configurations. CTO permits configuration of units to the particular hardware and software customization requirements of certain customers. Our inventory management and distribution practices in both BTO and CTO seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing immediately prior to the sale or distribution of products to our customers.

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines and parts for products with short life cycles (although some of these sources have operations in multiple locations). We are dependent upon Intel as a supplier of processors and static random access memory (RAM) and Microsoft for various software products. However, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors.

        Like other participants in the high technology industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. From time to time, we have experienced significant price increases and limited availability of certain components that are not available from multiple sources. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on gross margin but does not disrupt production. On occasion, we acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority and availability of supply. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that Could Affect Future Results—We depend on third party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly" in Item 7, which is incorporated herein by reference.

International

        Our products and services are available worldwide. We believe this geographic diversity allows us to meet demand on a worldwide basis for both consumer and enterprise customers, draws on business and technical expertise from a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams to offset geographic economic trends and offers us an opportunity to exploit new markets for maturing products. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. In this regard, we believe that our broad geographic presence and our e-Inclusion program, which is focused on developing products and business models that will bring technology to developing countries, will give us a solid base to build upon for such future growth.

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Over 60% of our overall net revenue in fiscal 2004 came from outside of the United States. A majority of our net revenue originating outside the United States was from customers other than foreign governments.

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

Research and Development

        Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and desires and emerging technological trends. Our efforts are also focused on identifying the areas where we believe we can make a unique contribution and the areas where partnering with other leading technology companies will maximize our cost structure and our customers' experiences. Key research focus areas include:

  •
  Next-generation computing: Using industry-standard components to develop an adaptive IT infrastructure that automatically and securely moves, balances, shares and reuses computing resources as needed.

  •
  Imaging and printing growth: Expanding HP technologies into new areas, such as commercial printing; developing smarter cameras, video projectors, 3D imaging, enhanced device connectivity and other technologies for innovative imaging applications.

  •
  Industry collaborations: Developing solutions for customers in fields undergoing rapid change, such as mobile devices and infrastructure for life sciences and education.

  •
  Technologies for services: Developing architecture, tools, platforms and software in the areas of adaptive infrastructure and services, as well as creating platforms, services and solutions that provide end-to-end security.

  •
  Consumer systems: Creating architectures that enable systems and devices to work better together, including developing and driving open, cross-industry standards.

  •
  Emerging and transformative technologies: Continuing to push the boundaries of science in areas such as the development of nanoscale molecular computing and flexible displays as well as designing product features targeted at making technology affordable and useful for customers in emerging markets.

        HP Labs, together with the various research and development groups within the five principal business segments, are responsible for our research and development efforts. HP Labs is part of our Corporate Investments segment.

        Expenditures for research and development in fiscal 2004 were $3.5 billion, as compared to $3.7 billion in fiscal 2003 and $3.4 billion in fiscal 2002. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That Could Affect Future Results—If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue may suffer" in Item 7, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. At October 31, 2004, our worldwide patent portfolio included over 25,000 patents, a significant increase over the 21,000 patents we held at the end of fiscal 2003. Of these 25,000 patents, approximately 9,000 are related to IPG, with approximately 4,000 of the IPG patents related to our supplies business.

        Patents generally have a term of twenty years. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. While we believe that our patents and applications are important for maintaining the competitive differentiation of our products and maximizing our return on research and development investments, no single patent is in itself essential to us as a whole or any of our principal business segments.

        In addition to developing our patents, we license intellectual property from third parties where we deem appropriate. We have also granted and continue to grant to others licenses under patents owned by us when we consider these arrangements to be in our interests. These license arrangements include a number of cross-licenses with third parties.

        For a discussion of risks attendant to intellectual property rights, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that Could Affect Future Results—Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights" in Item 7, which is incorporated herein by reference.

Backlog

        We believe that backlog is not a meaningful indicator of future business prospects due to the large volume of products delivered from shelf or channel partner inventories, the shortening of product life cycles and the relative portion of net revenue related to our service and support businesses. Therefore, we believe that backlog information is not material to an understanding of our overall business.

Seasonality

        General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, sales to governments (particularly sales to the U.S. government) often are stronger in the third calendar quarter, European sales often are weaker in the summer months, and consumer sales often are stronger in the fourth calendar quarter. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors that Could Affect Future Results—Our sales cycle makes planning and inventory management difficult and future financial results less predictable" in Item 7, which is incorporated herein by reference.

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

        The markets for each of our business segments are characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. In addition, we compete with many of our current and potential partners, including OEM that design, manufacture and often market their products under their own brand names. The successful management of these competitive partner relationships will continue to be critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.

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

        The competitive environments in which each segment operates are described below:

        Personal Systems Group.    The areas in which PSG operates are intensely competitive and are characterized by rapid price reductions and inventory depreciation. Our primary competitor in the branded personal computers area is Dell Inc ("Dell"), with additional competition, particularly in niche markets, from companies such as Toshiba Corporation, Apple Computer Inc., International Business Machines Corporation ("IBM"), which has announced its intention to sell a majority stake in this business to the China-based Lenovo Group (formerly known as Legend), and the merged businesses of Gateway, Inc and eMachines. In particular regions, we also experience competition from companies such as Acer Inc. and Fujitsu Limited, both of which are particularly strong in Europe, and the Lenovo Group, which is particularly strong in China. We also face competition from generically-branded or "white box" manufacturers.

        Imaging and Printing Group.    The markets for printer hardware and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. IPG's key competitors include Lexmark International Group Inc., Xerox Corporation ("Xerox"), Seiko Epson Corporation, Sony Corporation of America, Canon USA, Inc. and Dell as a reseller of printer products. We are the leading imaging and printing systems provider in the world for printer hardware, printing supplies and scanning devices. We believe that our brand recognition, reputation for quality, breadth of product offerings and large customer base are important competitive advantages. We and our competitors continue to develop and market new and innovative products at competitive prices and, at any given time, may set new market standards for quality, speed and function. In recent years, we and our principal competitors have regularly lowered prices on printer hardware to reach new customers and add customer value. In addition, refill and remanufactured alternatives for our supplies are available from independent suppliers and, although generally offering lower print quality, may be offered at lower prices and put pressure on our supplies sales and margins. Three important areas for our growth include home management of digital imaging and printing, multi-function printers in the office space and digital presses in our digital publishing business. While we encounter competitors whose current market share is greater than ours, such as Xerox in copiers and Heidelberger Druckmaschinen Aktiengesellschaft in publishing, we believe we will provide important new contributions in both the home and publishing environments by providing comprehensive solutions.

        Enterprise Storage and Servers.    The areas in which ESS operates are intensely competitive and are characterized by rapid and ongoing technological innovation and price reductions. Our competitors range from broad solutions providers such as IBM to more focused competitors such as EMC Corporation in storage, Dell in industry standard servers, and Sun Microsystems, Inc. in Unix-based servers. Broad-based solutions providers benefit from their existing customer base and the breadth of their product offerings, while more focused competitors are able to concentrate their efforts on providing the most competitive product. We believe that our important competitive advantages in this segment include our broad range of server and storage products and related services, our global reach and our significant intellectual property portfolio and research and development capabilities, which will contribute to further enhancements of our product offerings.

        HP Services.    The principal areas in which HPS competes are technology services, consulting and integration and managed services. The support and consulting and integration markets have been under significant pressure as customers scrutinize their IT spending. However, this trend has benefited the managed services business as customers attempt to reduce their IT costs and focus their resources on their core businesses. Our key competitors in this segment include IBM Global Services and the services businesses of other technology products organizations, as well as EDS Corporation and other systems integration firms. Many of our competitors are able to offer a wide range of services through a global network of service providers, and some of our competitors enjoy significant brand recognition. HPS teams with many services companies to extend our reach and augment our capabilities. Our competitive advantages include our global delivery organization, with a worldwide presence; our deep technical expertise; our diagnostic and IT management tools; and the flexibility and choice we offer our customers.

        Software.    Our software competitors include other companies focused on providing software solutions for IT management, such as BMC Software Inc, Computer Associates International Inc., Veritas Software (which has agreed to merge with Symantec Corp.) and Mercury Interactive, as well as broad enterprise IT companies such as IBM.

        HP Financial Services.    In our financing business, our competitors are captive financing companies, mainly IBM Global Financing, banks and financial institutions. We believe our competitive advantage in this business over banks and financial institutions is our ability to finance products, services and total solutions.

        For a discussion of risks attendant to these competitive factors, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That Could Affect Future Results—The competitive pressures we face could harm our revenue, gross margin and prospects" in Item 7, which is incorporated herein by reference.

Environment

        Certain of our operations involve the use of substances regulated under various federal, state, local and international laws relating to the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damage or personal injury claims if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and upcoming requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive) and similar legislation currently proposed for China. In addition, we also could face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for enacting and implementing this directive by individual European Union governments was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"), although extensions were granted in some countries. Producers are to be financially responsible under the WEEE Legislation beginning in August 2005. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant.

        It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if we are not subject to regulations imposed by local governments. The liability for environmental remediation and other environmental costs is accrued when HP considers it probable and can reasonably estimate the costs. Environmental costs and accruals are presently not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Executive Officers:

Carleton S. Fiorina; age 50; Chairman and Chief Executive Officer

        Ms. Fiorina serves as Chairman of the Board and Chief Executive Officer of HP. She became Chairman of the Board in September 2000 after serving as President and Chief Executive Officer and as a director since July 1999.

Ann O. Baskins; age 49; Senior Vice President, General Counsel and Secretary

        Ms. Baskins was elected Senior Vice President in 2002 after serving as Vice President since November 1999. She has served as General Counsel responsible for worldwide legal matters since January 2000. She has served as Secretary since 1999 and was Assistant Secretary from 1985 to 1999.

Gilles Bouchard; age 44; Chief Information Officer and Executive Vice President, Global Operations

        Mr. Bouchard was elected Chief Information Officer and Executive Vice President in January 2004. From May 2002 to December 2003, he was Senior Vice President of IPG Operations. From March 2001 to May 2002, he was Vice President and General Manager of HP's Business Customer Operations. Mr. Bouchard also served as Vice President of Worldwide Operations for HP's Personal Computing Organization from December 1999 to March 2001, and from June 1998 to December 1999 he was General Manager for the Pavilion home PC business in the Americas.

Debra L. Dunn; age 48; Senior Vice President, Corporate Affairs

        Ms. Dunn was elected Senior Vice President in 2002 after serving as Vice President since November 1999. She previously held the position of General Manager of the Executive Council from 1998 to 1999.

Jon E. Flaxman; age 47; Senior Vice President and Controller

        Mr. Flaxman was elected Senior Vice President in 2002 after serving as Vice President and Controller since May 2001. From May 1999 to May 2001, he served as Vice President and Chief Financial Officer of the Business Customer Organization. He was first appointed a Vice President in 1998.

Brian Humphries; age 31; Vice President, Investor Relations

        Mr. Humphries was elected Vice President in 2004. Since July 2004, he has served as Vice President of Investor Relations. From August 2003 to June 2004, he was Director of Financial Communications. From May 2002 to July 2003, Mr. Humphries was Director of Finance for Industry Standard Servers business. Before the Compaq acquisition, he served as Compaq's Director of Investor Relations from May 1999 to May 2002.

Allison Johnson; age 43; Senior Vice President, Global Brand and Communications

        Ms. Johnson was elected Senior Vice President in 2002. Ms. Johnson has served as Vice President, Global Brand and Communications since January 2001. From January 2000 to January 2001, she was Director, Global Brand and Communications. From January 1999 to January 2000, Ms. Johnson was Director of Marketing Communications for HP's Enterprise Systems Division.

Vyomesh Joshi; age 50; Executive Vice President, Imaging and Printing Group

        Mr. Joshi was elected Executive Vice President in 2002 after serving as Vice President since January 2001. He became President of the Imaging and Printing Group in February 2001. Mr. Joshi also served as Chairman of Phogenix Imaging LLC, a joint venture between HP and Kodak focused on developing retail digital inkjet photo finishing equipment and supplies, until May 14, 2003, when Phogenix was dissolved. Since 1989, he has held various management positions in IPG. From 1999 to 2000, he was Vice President and General Manager of Inkjet Systems. Effective January 2005, PSG also is reporting to Mr. Joshi.

Richard H. Lampman; age 59; Senior Vice President of Research, Director of HP Labs

        Mr. Lampman was elected Senior Vice President in 2002. He has served as the director of HP Labs since 1999. Mr. Lampman has held various positions with HP since 1971, when he joined HP.

Catherine A. Lesjak; age 45; Senior Vice President and Treasurer

        Ms. Lesjak was elected Senior Vice President and Treasurer in 2003. From May 2002 to July 2003, she was Vice President of Finance for Enterprise Marketing and Solutions and Vice President of Finance for the Software Global Business Unit. From June 2000 to May 2002, Ms. Lesjak was controller for the Software Solutions Organization. From September 1998 to September 2000, she served as controller and credit manager for the Commercial Customer Organization.

Ann M. Livermore; age 46; Executive Vice President, Technology Solutions Group

        Ms. Livermore was elected Executive Vice President in 2002 after serving as Vice President since 1995. Since May 2004, she has led TSG. In April 2001, she became President of HPS. In October 1999, she became President of the Business Customer Organization. She was appointed President of Enterprise Computing in April 1999. Ms. Livermore is a member of the Board of Directors of United Parcel Service, Inc. She is also on the board of visitors of the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and the Board of Advisors at the Stanford Business School.

Marcela Perez de Alonso; age 50; Executive Vice President, Human Resources and Workforce Development

        Ms. Perez was elected Executive Vice President, Human Resources and Workforce Development in January 2004. From 1999 until she joined HP, Ms. Perez was Division Head of Citigroup North Latin America Consumer Bank, in charge of the retail business operations of Citigroup in Puerto Rico, Venezuela, Colombia, Peru, Panama, The Bahamas, and Dominican Republic. She served as Global Consumer Head, Human Resources of Citigroup from 1996 to 1999.

Shane V. Robison; age 51; Executive Vice President and Chief Strategy and Technology Officer

        Mr. Robison was elected Executive Vice President in 2002 following the Compaq acquisition. He has served as Chief Strategy and Technology Officer since May 2002. Prior to joining HP, Mr. Robison served as Senior Vice President, Technology and Chief Technology Officer at Compaq since 2000. Prior to joining Compaq, Mr. Robison was President of Internet Technology and Development at AT&T Labs, a technology research and development organization, a position he had held since 1999.

Robert P. Wayman; age 59; Executive Vice President and Chief Financial Officer

        Mr. Wayman has served as Executive Vice President since December 1992 and Chief Financial Officer of HP since 1984. Mr. Wayman is a director of CNF Inc. and Sybase Inc. He also serves as a member of the Kellogg Advisory Board to the Northwestern University School of Business.

Michael J. Winkler; age 59; Executive Vice President, Customer Solutions Group and Chief Marketing Officer

        Mr. Winkler was elected Executive Vice President in 2002 in connection with the Compaq acquisition. In August 2004, he became Executive Vice President, Customer Solutions Group. In December 2002, he became the Chief Marketing Officer responsible for the Global Brand and Communications, Global Alliances and Total Customer Experience teams. Prior to joining HP, Mr. Winkler served as Executive Vice President, Global Business Units of Compaq since 2000. Prior to that, Mr. Winkler was Senior Vice President and Group General Manager, Commercial Personal Computing Group, a position to which he was elected in 1996. Mr. Winkler is a director of Banta Corporation.

Employees

        We had approximately 151,000 employees worldwide as of October 31, 2004.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://investor.hp.com, as soon as reasonably practicable after HP electronically files such reports with the Securities and Exchange Commission.

ITEM 2. Properties.

        As of October 31, 2004, we owned or leased a total of approximately 69 million square feet of space worldwide. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

        We anticipate that we will continue to obtain most of the capital necessary for expansion from internally generated funds. Investment in new property, plant and equipment amounted to approximately $2.1 billion in fiscal 2004, $2.0 billion in fiscal 2003 and $1.7 billion in fiscal 2002.

        As of October 31, 2004, our sales and support operations occupied approximately 17 million square feet, of which approximately 4 million square feet were located within the United States. We own 38% of the space used for sales and support activities and lease the remaining 62%.

        Our manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 52 million square feet, of which approximately 33 million square feet were located within the United States. We own 61% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 39%. Our plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. At the end of fiscal 2004, we were productively utilizing the majority of the space in our facilities, while actively disposing of space we determined to be excess.

        The property we own is not subject to any material encumbrances.

        As indicated above, we have seven business segments: PSG, IPG, ESS, HPS, HPFS, Software and Corporate Investments. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

        Our principal executive offices, including global headquarters, are located at 3000 Hanover Street, Palo Alto, California, United States of America. The locations of our headquarters of geographic operations at October 31, 2004 were as follows:

Headquarters of Geographic Operations

Americas	Europe, Middle East, Africa	Asia Pacific, including Japan
Houston, Texas	Geneva, Switzerland	Singapore

         The locations of our major product development and manufacturing facilities and HP Labs at October 31, 2004 were as follows:

Product Development and Manufacturing

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories

Cupertino, Fremont, Ontario, Palo Alto, Roseville, San Diego and Woodland, California

Fort Collins and Loveland, Colorado

Boise, Idaho

Indianapolis, Indiana

Andover, Littleton and Marlboro,
Massachusetts

Omaha, Nebraska

Nashua, New Hampshire

Corvallis, Oregon

Memphis and Nashville, Tennessee

Dallas, Houston and Richardson, Texas

Chester and Sandston, Virginia

Vancouver, Washington

Aguadilla, Puerto Rico	Herrenberg, Germany

Dublin, Ireland

Rehovot, Israel

Amersfoort and Gouda, The Netherlands

Barcelona, Spain

Bristol, Erskine and Inchinnan, United Kingdom

 Asia Pacific, including Japan

Rydalmere, Australia

Shanghai, China

Bangalore, India

Akishima, Japan

	Singapore	Palo Alto, California Cambridge, Massachusetts Bangalore, India Haifa, Israel Tokyo, Japan Bristol, United Kingdom
Campinas, Brazil Guadalajara, Mexico

ITEM 3. Legal Proceedings.

Pending Litigation and Proceedings

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway is a lawsuit filed in United States District Court for the Eastern District of Texas, Marshall County, on December 16, 2002. Gateway and Dell are no longer defendants in this matter. The suit accuses HP of infringement of three patents related to cache memory (the "Clipper Patents"). Intergraph Hardware Technologies Company ("Intergraph") seeks damages constituting a "reasonable royalty" (as well as enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. The complaint was served on HP on April 1, 2003. On May 21, 2003, HP answered and counterclaimed for a declaratory judgment that the patents are not infringed by HP and that the patents are invalid and unenforceable. Fact discovery closed on October 27, 2004. A claim construction hearing was held on May 7, 2004, and the court issued a ruling on the claim construction hearing on July 1, 2004. Jury selection is scheduled to begin on February 7, 2005, and trial is scheduled to begin on February 21, 2005. Expert discovery is ongoing. On May 7, 2004, Intergraph sued HP in United States District Court for the Eastern District of Texas, Tyler County, for infringement of another patent related to cache memory management. Intergraph seeks an injunction, declaratory relief and attorneys' fees, but not damages. HP answered and counterclaimed, asserting Intergraph's infringement of two HP software patents. HP seeks damages and an injunction. Trial in that matter is scheduled to begin on April 11, 2005 for Intergraph's claims, and on October 24, 2005 for HP's claims. Intergraph has obtained significant settlements from other defendants, ranging from $10 million (Advanced Micro Devices) to $300 million (Intel Corporation), relating to such defendants' direct use of the Clipper Patents. However, the ultimate resolution of these proceedings and the financial impact on HP, which will depend in part on determinations as to the useful life of the patents, what would constitute "reasonable royalty" rates, the allocation of any amounts paid for accounting purposes, the timing of any payments and the units impacted, remains uncertain.

        On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of four HP patents related to computer-aided design, video display technology and information retrieval technology. Intergraph answered and counterclaimed for declaratory relief on October 14, 2003. A claim construction hearing was held on October 22, 2004, and the court issued its claim construction rulings on January 3, 2005. HP expects trial to begin in mid-2005. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On April 1, 2004, HP sued Intergraph Corporation in the Mannheim State Court in Mannheim, Germany, and related proceedings in Germany are pending, for infringement of two European Union patents related to computer-aided design. HP seeks damages, an injunction and costs. Trial took place in November 2004, and the court dismissed HP's action based on a determination of Intergraph's noninfringement on January 7, 2005. On April 19, 2004, HP sued Z/I Imaging, a subsidiary of Intergraph Corporation, and Intergraph Corporation, in United States District Court for the District of Delaware, accusing Z/I Imaging of infringement of two patents related to image scanning technology. Intergraph answered and counterclaimed for declaratory relief on May 28, 2004. Trial is scheduled to begin on December 4, 2005. Also on April 19, 2004, HP sued Intergraph Corporation in United States District Court for the Eastern District of Texas for infringement of one patent relating to computer-aided design. Intergraph answered and counterclaimed for declaratory relief on May 13, 2004. Jury selection is expected to begin in December 2005. In both cases, HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees.

        Copyright levies. Proceedings are being pursued against HP in certain European Union ("EU") member countries seeking to impose levies upon equipment (such as printers and multi-function devices) alleging that these devices enable producing private copies of copyrighted materials.

        Two non-binding arbitration proceedings instituted in June 2001 and June 2002, respectively, were brought in Germany before the arbitration board of the Patent and Trademark Office. VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, brought the proceedings against HP, which relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany relating to multi-function devices and printers that allegedly enable the production of copies by private persons. The published tariffs on these devices in Germany range from 10 to 613.56 euros per unit. Non-binding proposals were presented in the proceedings, both of which HP rejected. In May 2004, VG Wort filed a lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on multi-function devices ("MFDs"). A decision in this matter was issued on December 22, 2004. The court held that HP is liable for payments regarding photocopiers sold in Germany, but did not determine the exact amount payable per unit. The court further stated that HP should furnish information regarding the number of MFDs sold in Germany up to December 2001 and the number of copies per minute that various MFDs can produce. Finally, the court held that a levy of a maximum of 1.5% of the price was due on the bundle "LJ8150 MFP plus Scanner-Module C4166B," and that the individual elements of this bundle were not part of the claim. The deadline for filing an appeal of this decision is January 31, 2005. In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. A decision in this matter was issued on December 22, 2004. The court held that HP is liable for payments regarding all printers using ASCII code sold in Germany, but did not determine the amount payable per unit. The court further stated that HP should furnish information regarding the number of printers sold in Germany since April 2001 and the number of copies per minute that various printers can produce. The deadline for filing an appeal of this decision is January 27, 2005. In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has undertaken to be bound by a final decision. A decision in this matter was issued on December 23, 2004 stating that PCs are subject to a levy and that FSC should furnish information as to the number of PCs sold in Germany since January 1, 2001. Further, FSC must pay 12 euros plus compound interest for each PC sold in Germany from March 24, 2001. FSC has indicated that it will appeal the decision.

        In April 2001, the Organization for the Collective Management of Works of Literature, the Organization for the Collective Management of Works of Plastic Arts and their Applications, and the Organization for the Collective Management and Protection of Intellectual Property of Photographers brought five proceedings against HP Hellas EPE and Compaq Computer EPE in Greece relating to whether a levy of 2% should be payable upon computer products, including central processing units, monitors, keyboards, mice, diskettes, printers, scanners and related items in accordance with Greek copyright law, before its amendment in September 2002. These proceedings are pending before the Court of First Instance of Athens or before the Court of Appeal of Athens.

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

        The total levies due, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies, which will vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems. Based on such opposition, HP's assessments of the merits of various proceedings and HP's estimates of the units impacted and levies, HP has accrued amounts that it believes are adequate to address the matters described above. However, the ultimate resolution of these matters, including the number of units impacted, the amount of levies imposed in various jurisdictions and the availability of HP to recover such amounts through increased prices, remains uncertain.

        Alvis v. HP is a nationwide defective product consumer class action that was filed in state court in Jefferson County, Texas by a resident of Eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in state court in Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. In May 2004, the Texas Supreme Court reversed the certification of the nationwide class in the LaPray case and remanded the case to the trial court. The trial court has not set a new class certification hearing. A class certification hearing was held on July 1, 2003 in the Alvis case, and the court granted plaintiffs' motion to certify a nationwide class action. HP filed an appeal of that certification with the 9th Court of Appeals in Beaumont, Texas, which heard oral arguments on HP's appeal and received a supplemental briefing based upon the LaPray opinion from the Texas Supreme Court. On August 31, 2004, the 9th Court of Appeals in Texas reversed the lower court's decision certifying a nationwide class and remanded the case to the trial court. A class certification hearing was held on January 6, 2005. On January 12, the court notified the parties that it will certify a Texas-wide class action for injunctive relief only. On June 4, 2003, Barrett v. HP and Grider v. Compaq were each filed in state court in Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On November 5, 2003, the court heard HP's motion to dismiss Barrett v. HP and Grider v. Compaq, which motion was subsequently denied. On December 22, 2003, the court entered an order staying both the Barrett and Grider cases until the conclusions of the Alvis and LaPray actions. On July 28, 2004, the Court lifted the stay in Grider, but took under advisement the plaintiff's motion to lift the stay in Barrett. On November 5, 2004, Scott v. HP was filed in state court in San Joaquin County, California, with factual allegations similar to those in Alvis and LaPray. The complaint in Scott seeks class certification, injunctive relief, unspecified damages (including punitive damages), restitution, costs and attorneys' fees. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to extend the statute of limitations on its investigation until June 6, 2005. HP is cooperating fully with this investigation.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. HP has answered and counterclaimed. This action seeks declaratory and injunctive relief and unspecified damages. On March 26, 2004, the court issued a ruling interpreting the disputed claim terms in the patent at issue. Discovery is ongoing, and no trial date has been set.

        HP v. EMC Corporation ("EMC") is a lawsuit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accuses EMC of infringing seven HP patents. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On July 21, 2003, EMC filed its answer and a cross-claim asserting, among other things, that numerous HP storage, server and printer products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages, costs and attorneys' fees for patent infringement. The court issued an order construing disputed claim terms on June 23, 2004. Discovery is ongoing. Trial is expected in late 2005 or early 2006. On November 27, 2004, HP filed a second lawsuit in United States District Court for the Northern District of California, in which HP accuses additional models of certain EMC products of infringing the same seven HP patents. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. EMC also filed suit against StorageApps, a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of EMC patents relating to storage devices, and sought a permanent injunction as well as unspecified monetary damages for patent infringement. The court held a hearing to construe the disputed claims terms of EMC's three patents in the suit on July 21-22, 2003 and issued its claim construction ruling on September 12, 2003. Following a trial in May 2004, the jury found that three of EMC's patents are valid and infringed. The damages phase of the litigation has commenced, and a trial on the issue of damages is scheduled to begin on February 17, 2005. HP is appealing the judgment of liability.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in state court in Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The court in the HP action has certified an Illinois class as to Intel but denied a nationwide class. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs and certification of a nationwide class against HP and Compaq. The class action certification hearings against HP and Compaq have not yet been scheduled. In each action, HP and Compaq have filed motions to dismiss the cases, which the court has denied. HP and Compaq also have filed forum non conveniens motions, which are pending. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in state court in Alameda County, California to which HP was joined on June 14, 2004, based upon factual allegations similar to those in the Neubauer cases. The plaintiffs seek unspecified damages, restitution, attorneys' fees and cost and certification of nationwide class.

        Forgent Networks v. HP et al. is a lawsuit filed on April 22, 2004 against HP as well as 30 other companies in United States District Court for the Eastern District of Texas. The complaint accuses HP of patent infringement with respect to HP's products that implement JPEG compression. JPEG is a standard for data compression used in HP's PCs, scanners, digital cameras, PDAs, and non-photo-printers. Forgent seeks unspecified damages, an injunction, interest, costs and attorneys' fees. Separately, HP has alerted government regulators of Forgent's participation in the JPEG standardization process and current licensing activities. Trial has been set for October 2005.

        Hewlett-Packard Development Company, LP v. Gateway, Inc. is a lawsuit filed on March 24, 2004 by HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), against Gateway, Inc. in U.S. District Court in the Southern District of California, alleging infringement of six patents relating to various notebook, desktop and enterprise computer technologies. On April 2, 2004, HPDC filed an amended complaint, adding infringement allegations for four additional patents. HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On May 10, 2004, Gateway filed an answer and a counterclaim, alleging infringement of five Gateway patents relating to computerized television, wireless, computer monitoring and computer expansion card technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees. Claim construction is scheduled to begin on January 24-25, 2005. On May 6, 2004, HPDC and HP filed a complaint with the U.S. International Trade Commission ("ITC") against Gateway, alleging infringement of seven additional computer technology patents. HP seeks an injunction. On October 21, 2004, HPDC filed suit in the United States District Court for the Western District of Wisconsin against eMachines, a wholly-owned subsidiary of Gateway, alleging infringement of five HPDC patents relating to personal and desktop computers, of which three patents remain in suit. HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees.

        On July 2, 2004, Gateway filed a complaint with the ITC against HP, alleging infringement of three patents relating to audio control, imaging and computerized television technologies. Gateway seeks an injunction. Claim construction is scheduled to begin on February 10-11, 2005. Also on July 2, 2004, Amiga Development LLC ("Amiga"), an entity affiliated with Gateway, filed a lawsuit against HP in the Eastern District of Texas, alleging infringement of three patents relating to computer monitoring, imaging and decoder technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees. HP and HPDC have answered and counterclaimed, alleging infringement by Amiga and Gateway of four HPDC patents related to personal computer technology. On August 18, 2004, Gateway filed a declaratory relief action against HPDC in the United States District Court for the Southern District of California seeking a declaration of non-infringement and invalidity of the above-referenced four HPDC patents relating to personal computer technology. HPDC answered and counterclaimed and alleged infringement of the same four patents. HP seeks an injunction, unspecified monetary damages, interest and attorneys' fees. Claim construction is scheduled to begin in January 2005.

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

        Stevens v. HP (renamed as Erickson v. HP) is an unfair business practices consumer class action filed in the Superior Court of California in Riverside County on July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in 33 additional jurisdictions. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers. The basic factual allegation of these actions is that affected consumers who purchased HP printers received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. In the initial California matter, the court granted summary judgment in HP's favor and denied class certification. In October of 2003, the California appellate court affirmed the lower court's decisions and dismissed plaintiff's appeal. The matter was certified as a class action in North Carolina state court, where it was filed as Hughes v. Hewlett-Packard Company. HP prevailed at the trial of this case, which concluded in September 2003. The litigation is not in trial in other jurisdictions, and the other cases have not been certified as class actions. Plaintiffs' counsel in all 33 jurisdictions have signed a dismissal agreement, which provides that all of the cases will be dismissed. Thus far twenty-one of the actions have been dismissed.

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. On November 29, 2004, the court dismissed the plaintiffs' complaint. On December 23, 2004, the plaintiffs appealed the decision to the United States Court of Appeals for the Second Circuit.

        In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into OEM activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP is cooperating fully with this inquiry.

        In March 2003, the Korea Fair Trade Commission commenced an investigation of the Korean printing and supplies market. The Korea Fair Trade Commission contacted HP requesting information on its printing systems business. A hearing is expected to be held in 2005. HP is cooperating fully with this inquiry.

        The Government of Canada conducted cost audits of certain contracts between Public Works and Government Services Canada ("PWGSC") and each of Compaq Canada Corp. and Hewlett-Packard (Canada) Co. relating to services provided to the Canadian Department of National Defence ("DND"). Compaq Canada Corp. was combined with Hewlett-Packard (Canada) Co. following HP's acquisition of Compaq. HP cooperated fully with the audit and has conducted its own inquiry, sharing the results of its investigation with PWGSC and DND. On May 14, 2004, HP announced that it had resolved the dispute with the Government of Canada. HP Canada agreed to reimburse the Government of Canada the sum of CDN$146 million (approximately US$105 million), an amount determined by both parties to be appropriate upon investigation. HP recorded $70 million in the second quarter of fiscal 2004 and had recorded $35 million in the prior fiscal year. HP determined that it was important for HP to honor its contractual obligations, rather than engage in protracted litigation with the Government of Canada, despite the lack of evidence that HP employees derived any improper benefit from the complex scheme designed to exploit both parties. HP has initiated proceedings to recover these funds from responsible individuals, and continues to consider further proceedings against others to recover additional funds.

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," HP makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed above are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Form 10-K, respectively, which are incorporated herein by reference. We have paid cash dividends each fiscal year since 1965. The current rate is $0.08 per share per quarter. As of December 31, 2004, there were approximately 158,246 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

Equity Compensation Plan Information

        Information regarding HP's equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is set forth in the section entitled "Executive Compensation— Equity Compensation Plan Information" in HP's Notice of Annual Meeting of Shareowners and Proxy Statement, to be filed within 120 days after Registrant's fiscal year end of October 31, 2004 (the "Proxy Statement"), which information is incorporated herein by reference.

Recent Sales of Unregistered Securities

        On September 21, 2004 and October 27, 2004, HP issued a total of 2,350 shares of unregistered HP common stock to two former employees of Indigo N.V. ("Indigo") upon the exercise of options assumed by HP in connection with HP's acquisition of Indigo, for an aggregate purchase price of $19,528. HP previously reported other sales of unregistered HP common stock during the 2004 fiscal year in HP's Quarterly Reports on Form 10-Q. The foregoing purchases and sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1
(August 2004)	10,594,700	$17.59	10,594,700	$1,914,381,036
Month #2
(September 2004)	101,659,945	$18.12	101,659,945	$3,072,420,529
Month #3
(October 2004)	9,500,000	$18.56	9,500,000	$2,896,069,320

Total	121,754,645	$18.11	121,754,645

        HP repurchased shares in the fourth quarter of fiscal 2004 under an ongoing systematic program to manage the dilution created by shares issued under employee stock plans and also to return cash to stockholders. This program authorizes repurchases in the open market or in private transactions. During fiscal year 2004 HP's Board of Directors authorized $5.0 billion for future repurchases of outstanding common stock, including authorization to repurchase $3.0 billion of HP shares during the fourth quarter that HP announced on September 20, 2004. Shares repurchased in the fourth quarter of fiscal 2004 included open market repurchases of 31 million shares for $555 million, 72 million shares for $1.3 billion under an accelerated share repurchase program with an investment bank that HP announced on September 20, 2004 (the "Accelerated Purchase") and 19 million shares for $350 million from the David and Lucile Packard Foundation (the "Packard Foundation") under the terms of a memorandum of understanding dated September 9, 2002 and amended and restated September 17, 2004 that, among other things, prices the repurchases by reference to the volume weighted-average price for composite New York Stock Exchange transactions on trading days in which a repurchase occurs. Both the Accelerated Repurchase and the repurchases from the Packard Foundation are included in the totals in the table above.

        The Accelerated Purchase occurred on September 20, 2004 and the program was completed in November 2004, which is in the first quarter of fiscal 2005. Upon completion of the program, HP paid a $51 million price adjustment based on the difference between the $18.82 weighted average price of the open market stock purchases by the investment bank and the initial purchase price of $18.11 per share. The price adjustment also included certain amounts reflecting the investment bank's carrying costs or benefits from purchasing shares at prices other than the initial price and the investment bank's benefits from receiving the $1.3 billion payment in advance of its purchases.

        As of October 31, 2004, HP had remaining authorization of approximately $2.9 billion for future share repurchases.

ITEM 6. Selected Financial Data.

        The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data(1)

	For the fiscal years ended October 31,
	2004	2003	2002	2001	2000
	In millions, except per share amounts
Net revenue	$79,905	$73,061	$56,588	$45,226	$48,870
Earnings (loss) from operations(2)	4,227	2,896	(1,012)	1,439	4,025
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle(2)(3)	3,497	2,539	(903)	680	3,561
Net earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle:(2)(3)(4)
Basic	$1.16	$0.83	$(0.36)	$0.35	$1.80
Diluted	1.15	0.83	(0.36)	0.35	1.73
Cumulative effect of change in accounting principle, net of taxes(5)	—	—	—	(272)	—
Net loss per share for cumulative effect of change in accounting principle, net of taxes:(4)
Basic	—	—	—	(0.14)	—
Diluted	—	—	—	(0.14)	—
Cash dividends declared per share(4)	0.32	0.32	0.32	0.32	0.32
At year-end:
Total assets	$76,138	$74,716	$70,710	$32,584	$34,009
Long-term debt	4,623	6,494	6,035	3,729	3,402

(1)
HP's Consolidated Financial Statements and notes thereto reflect the acquisition of Compaq, which occurred on May 3, 2002. The occurrence of the acquisition in the middle of fiscal 2002 affects the comparability of fiscal 2004 and 2003 financial information to prior fiscal years. Certain other amounts have been reclassified to conform to the current year presentation.

(2)
Earnings (loss) from operations includes the following items:

	2004	2003	2002	2001	2000
	In millions
Restructuring charges	$114	$800	$1,780	$384	$102
In-process research and development charges	37	1	793	35	—
Amortization of purchased intangible assets	603	563	402	174	86
Acquisition-related charges	54	280	701	25	—
Acquisition-related inventory write-downs	—	—	147	—	—

Total charges before taxes	$808	$1,644	$3,823	$618	$188

Total charges, net of taxes	$571	$1,127	$3,031	$493	$150

(3)
Net earnings (loss) from continuing operations before cumulative effect of change in accounting principle includes the following items:

	2004	2003	2002	2001	2000
	In millions
(Gains) losses on investments and early extinguishment of debt	$(4)	$29	$75	$419	$(244)
Dispute settlement	70	—	(14)	400	—

Total losses (gains) before taxes	$66	$29	$61	$819	$(244)

Total losses (gains), net of taxes	$56	$23	$64	$565	$(154)

(4)
All per-share amounts prior to fiscal 2001 reflect the retroactive effects of the two-for-one stock split in the form of a stock dividend effective October 27, 2000.

(5)
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), was adopted by HP in fiscal 2001. SAB 101 established that revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. The cumulative effect of this change in accounting principle was $272 million, net of related taxes of $108 million.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

        We are a leading global technology company and generate net revenue and earn our profits from the sale of products, technologies, solutions and services to consumers, businesses and governments. Our portfolio is broad and includes personal computers, handheld computing devices, home and business imaging and printing devices, publishing systems, storage and servers, a wide array of information technology ("IT") services and software solutions. We have seven business segments: the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), Enterprise Storage & Servers ("ESS"), HP Services ("HPS"), HP Financial Services ("HPFS"), Software and Corporate Investments. Given the cross-segment linkages in our Adaptive Enterprise Strategy, and in order to capitalize on up-selling and cross-selling opportunities, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). While TSG is not an operating segment, we sometimes provide financial data aggregating the segments within TSG in order to provide a supplementary view of our business.

        Our business strategy revolves around the following strategic imperatives:

  •
  to provide consumer customers with superior products, services and overall experiences by providing leading-edge technologies that work seamlessly together;

  •
  to deliver to business customers the best return on IT investments in the industry;

  •
  to build world class cost structures and processes across our entire portfolio of businesses; and

  •
  to focus our innovation and research and development in areas where we can make unique contributions while partnering with top providers in other areas to enable us to provide our customers complete IT solutions.

        This approach requires us to excel both in individual product categories and in managing across our broad portfolio in order to drive growth while optimizing cost structure. At the same time, our product and geographic breadth help reduce volatility by balancing our financial results across a related but diversified set of businesses.

        Our financial results also are impacted by our ability to predict and to respond to industry-wide trends. For instance, underlying our strategy is our belief that physical, static processes will continue to shift to processes that are digital, mobile, virtual and personal. By anticipating these shifts and preparing solutions that make these changes simple for customers, we have the opportunity to accelerate these shifts and capture revenue and market share. Our approach to preparing these solutions can be seen in programs such as our digital photography initiative, where we offer compatible solutions spanning cameras, printers and paper, as well as in the focus on flexibility, modularity and integration in our Adaptive Enterprise solutions.

        Another trend significant to our business and financial results is the shift toward standardized products, which presents revenue opportunities for certain of our businesses but presents an ongoing challenge to our margins. To help address the potential margin impact of standardization, we take ongoing actions related to both revenue generation and cost structure management. In the sales and marketing area, we are instituting programs designed to improve the rates at which we sell higher-margin configurations or options. We also continue to focus on managing procurement and labor expenses. Key to our overall efforts in delivering superior products while maintaining a world-class cost structure is the increasingly global nature of technology expertise. This trend is allowing us to develop a global delivery structure to take advantage of regions where advanced technical expertise is available at lower costs. As part of this effort, we continually evaluate our workforce and make adjustments we deem appropriate. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift to global delivery is crucial to maintaining a long-term competitive cost structure.

        In terms of how our execution has translated into financial performance, the following provides our overview of key fiscal 2004 financial metrics:

		TSG
	HP Consolidated
		ESS	HPS	Software	Total	PSG	IPG	HPFS
	in millions, except per share amounts
Net revenue	$79,905	$15,152	$13,778	$922	$29,852	$24,622	$24,199	$1,895
Year over year net revenue % increase (decrease)	9%	4%	12%	19%	8%	16%	7%	(1)%
Earnings (loss) from operations	$4,227	$173	$1,263	$(145)	$1,291	$210	$3,847	$125
Earnings (loss) from operations as a % of net revenue	5.3%	1.1%	9.2%	(15.7)%	4.3%	0.9%	15.9%	6.6%
Net earnings	$3,497
Net earnings per share
Basic	$1.16
Diluted	$1.15

        Cash and cash equivalents for the fiscal year ended October 31, 2004 totaled $12.7 billion, a decline of $1.5 billion from the October 31, 2003 balance of $14.2 billion. The decline was related primarily to increased cash returned to stockholders through share repurchases and increased cash utilized for acquisitions in fiscal 2004, offset in part by increased earnings.

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.

        In order to provide additional information relating to our operating results, we also present a supplemental section of combined company information that discusses our operating results for the fiscal year ended October 31, 2002 as if HP and Compaq had been a combined company for all of fiscal 2002.

        The discussion of results of operations at the consolidated level is followed by a more detailed discussion of results of operations by segment and supplemental sections of combined company information that discuss our segment operating results as if HP and Compaq had been a combined company for all of fiscal 2002.

        For a further discussion of factors that could impact operating results, see the section entitled "Factors That Could Affect Future Results" below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

        The Consolidated Financial Statements of HP are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of HP's Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Valuation of Goodwill and Indefinite-Lived Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 18 of the Consolidated Financial Statements in Item 8. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

        Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

        Our annual goodwill impairment analysis, which was performed during the fourth quarter of fiscal 2004, did not result in an impairment charge. The excess of fair value over carrying value for each of HP's reporting units as of August 1, 2004, the annual testing date, ranged from approximately $700 million to approximately $34 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $200 million to approximately $30 billion for each of HP's reporting units.

Revenue Recognition

        We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. Changes in the allocation of the sales price between elements might impact the timing of revenue recognition but would not change the total revenue recognized on the contract.

        We recognize revenue as work progresses on certain fixed price contracts, such as consulting arrangements, using the proportional performance method. When applying the proportional performance method, we rely on estimates of total expected contract costs in order to determine the amount of revenue earned to date. We follow this method because reasonably dependable estimates of the revenue applicable to various stages of a contract can be made. Total contract profit is subject to revisions throughout the life of the contract. Changes in revenue as a result of revisions to cost estimates are recorded to income in the period in which the facts that give rise to the revision become known.

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

Allowance for Doubtful Accounts

        Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade and financing receivables balances are not overstated due to uncollectibility. We maintain an allowance for doubtful accounts for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors and the financial condition of customers. Also, we record specific provisions for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted, either upward or downward. The annual provision for doubtful accounts has ranged from 0.1% to 0.5% of net revenue over the last three fiscal years. Using our third-party credit risk model at October 31, 2004, a 50 basis point deterioration in either the weighted average default probabilities of our significant customers or in the overall mix of our portfolio would have resulted in an approximately $20 million increase to our trade allowance at the end of fiscal year 2004.

Inventory

        Our inventory is stated at the lower of cost or market. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made at the product group level for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Restructuring

        We have engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to realizable values of assets made redundant or obsolete and expenses for severance and other employee separation costs, lease cancellation and other exit costs. Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.

Warranty Provision

        We provide for the estimated cost of product warranties at the time revenue is recognized. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our estimated warranty obligation is based upon warranty terms, ongoing product failure rates, repair costs, product call rates, average cost per call and current period product shipments. If actual product failure rates, repair rates, service delivery costs or post-sales support costs differ from our estimates, revisions to the estimated warranty liability would be required. Warranty terms generally range from one to three years depending upon the product. Over the last three fiscal years, the annual warranty provision has averaged approximately 4% of net product revenues, while actual annual warranty costs also have averaged approximately 4% of net product revenues.

Retirement Benefits

        Our pension and other post-retirement benefit costs and obligations are dependent on various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, medical cost trend rates and other factors. We base the discount rate assumption on current investment yields on high quality fixed income investments. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management's expectation of the future economic environment, as well as target asset allocations. Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and amortized over the estimated future working life of the plan participants.

        Our major assumptions for determining net benefit cost for pension and post-retirement plans include the long-term return on plan assets, the discount rate for determining plan obligations and the future expected average increase in compensation levels. These rates vary by plan and the weighted average rates used are set forth in Note 15 to the Consolidated Financial Statements. Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years. For fiscal 2004, a change in the weighted average rates would have had the following impact on our net benefit cost:

  •
  a decrease of 25 basis points in the long-term rate of return would have increased our net benefit cost by approximately $20 million;

  •
  a decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $50 million; and

  •
  a decrease of 25 basis points in the future compensation rate would have decreased our net benefit cost by approximately $40 million.

Taxes on Earnings

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. As described in Note 12 to the Consolidated Financial Statements, our fiscal year 2004 results do not reflect the impact of the American Jobs Creation Act of 2004 (the "Jobs Act"). We have not completed the process of reevaluating our position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the Jobs Act. Foreign earnings remittance amounts are planned based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States and provide the U.S. federal taxes due on these amounts. Further, as a result of certain employment actions and capital investments undertaken by HP, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for years through 2018. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate.

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

        We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.

        The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our fourth quarter of fiscal 2005, beginning August 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        See Note 1 of the Consolidated Financial Statements in Item 8 for a description of other recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	For the fiscal years ended October 31
	2004		2003(2)		2002(2)
	In millions
Net revenue	$79,905	100.0%	$73,061	100.0%	$56,588	100.0%
Cost of sales(1)	60,340	75.5%	53,858	73.7%	41,793	73.9%

Gross margin	19,565	24.5%	19,203	26.3%	14,795	26.1%
Research and development	3,506	4.4%	3,651	5.0%	3,368	6.0%
Selling, general and administrative	11,024	13.8%	11,012	15.0%	8,763	15.5%
Amortization of purchased intangible assets	603	0.8%	563	0.8%	402	0.7%
Restructuring charges	114	0.1%	800	1.1%	1,780	3.1%
Acquisition-related charges	54	0.1%	280	0.4%	701	1.2%
In-process research and development charges	37	—	1	—	793	1.4%

Earnings (loss) from operations	4,227	5.3%	2,896	4.0%	(1,012)	(1.8)%
Interest and other, net	35	—	21	—	52	0.1%
Gains (losses) on investments and early extinguishment of debt	4	—	(29)	—	(75)	(0.1)%
Dispute settlement	(70)	(0.1)%	—	—	14	—

Earnings (loss) before taxes	4,196	5.2%	2,888	4.0%	(1,021)	(1.8)%
Provision for (benefit from) taxes	699	0.8%	349	0.5%	(118)	(0.2)%

Net earnings (loss)	$3,497	4.4%	$2,539	3.5%	$(903)	(1.6)%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Net Revenue

        The components of weighted average net revenue growth for the fiscal years ended October 31 are as follows:

	2004	2003
	Percentage points
Personal Systems Group	4.7	11.5
Imaging and Printing Group	2.2	3.9
HP Services	1.9	5.8
Enterprise Storage and Servers	0.8	7.4
Software	0.2	0.1
HP Financial Services	—	0.4
Corporate Investments & Other	(0.4)	—

Total HP	9.4	29.1

        In fiscal 2004, net revenue increased 9% from the prior year period (3% on a constant currency basis). The favorable currency impact was due primarily to the weakening of the dollar against the euro. U.S. net revenue remained flat at $29.4 billion, while international net revenue increased 15% to $50.5 billion. PSG experienced net revenue growth across all businesses, with customer demand resulting in significant volume increases in desktop and notebook PCs. The overall volume increase was offset by a slight decline in the overall average selling prices ("ASPs") due to a mix shift to lower-end products as well as component cost declines. IPG net revenue growth in fiscal year 2004 was driven by the continued volume growth of printer supplies. LaserJet supplies and color laser printers experienced strong volume growth due to the growing demand for color-related products and digital photography. HPS achieved net revenue growth across all businesses in fiscal 2004. The impact of major outsourcing deals and, to a lesser extent, the Triaton acquisition in the second half of the year, contributed to the growth in managed services and technology services (formerly called customer support). In fiscal 2004, ESS net revenue growth was generated by sales of industry standard servers, primarily our ProLiant server line. Revenue declines from competitive pressures in storage and business critical servers moderated the overall segment net revenue growth. The slight decrease in HPFS net revenue for fiscal 2004 was due primarily to lower levels of revenue-generating assets.

        In fiscal 2003, net revenue increased 29% from the prior year period (23% or a constant currency basis) as a result primarily of our acquisition of Compaq at the beginning of May 2002. The favorable currency impact was due primarily to the weakening of the dollar against the euro. U.S. net revenue increased 25% to $29.2 billion, while international net revenue grew 32% to $43.8 billion. The net revenue increase in fiscal 2003 as compared to fiscal 2002 attributable to our acquisition of Compaq resulted in market share increases in PSG, ESS and HPS and, to a lesser extent, HPFS. IPG also contributed to the overall net revenue increase in fiscal 2003 due primarily to strong growth in our printer supplies reflecting higher volumes as a result of continued expansion of the printer hardware installed base and, to a lesser extent, growth in printer hardware and digital imaging products as well as synergies resulting from the Compaq acquisition. Declining ASPs due to competitive pricing pressures and a shift in sales mix to lower-priced products and service offerings moderated our overall net revenue increases in fiscal 2003.

Gross Margin

        The weighted average components of the change in gross margin as a percentage of net revenue for the fiscal years ended October 31 are as follows:

	2004	2003
	Percentage points
Enterprise Storage and Servers	(0.8)	0.1
HP Services	(0.6)	—
Personal Systems Group	(0.5)	(0.3)
Imaging and Printing Group	—	(0.2)
Software	—	—
HP Financial Services	0.1	0.4
Corporate Investments & Other	—	0.2

Total HP	(1.8)	0.2

        Competitive pricing pressures contributed significantly to the gross margin decline in ESS, HPS and PSG for fiscal 2004 as compared to fiscal 2003. In ESS the competitive environment contributed to the gross margin decline in the standards based server group along with the storage group. In addition to competitive pricing pressures, the gross margin decline in HPS reflected mix shifts to lower margin contracts for technology services and large outsourcing contracts for managed services, which typically have lower margins in the early stages of their life cycles. Competitive pricing pressures, particularly in Europe, contributed to the gross margin decline in PSG. IPG gross margin remained flat for fiscal 2004, with the favorable impact from cost reductions and increased shipments in supplies being offset by a mix shift to lower margin products. HPFS gross margin increased for fiscal 2004 due to higher portfolio profitability primarily from end-of-lease transactions. In fiscal 2004, gross margin also was favorably impacted by the currency effects on net revenue resulting primarily from the weakening of the dollar against the euro.

        The gross margin improvement for fiscal 2003 as compared to fiscal 2002 was due to cost reductions resulting from workforce reductions and initial economies of scale and procurement leverage resulting from the Compaq acquisition. Declining ASPs due to competitive pricing pressures and a mix shift toward lower-margin products across most of our segments moderated the overall increase. In addition, fiscal 2003 gross margin was impacted favorably by currency effects on net revenue resulting primarily from the weakening of the dollar against the euro, as well as higher cost of sales in fiscal 2002 due to $147 million of inventory adjustments resulting from product roadmap decisions. ESS showed a slight improvement compared to the prior year period as a result of growth in storage, which offset the unfavorable impact of a mix shift toward industry standard servers. HPS did not have a significant impact on the change in gross margin. PSG had a negative impact on gross margin due to an unfavorable mix shift with increased sales in lower-margin products as a percentage of the overall business.

Operating Expenses

  Research and Development

        In comparison to prior years, research and development expense as a percentage of net revenue decreased in fiscal 2004 and 2003. For fiscal 2004, total research and development spending decreased as a percentage of net revenue in each of our major segments. The decrease was a result of our focus on investing in categories of the business that yield stronger long-term returns in the marketplace and on curtailing spending in the more mature categories of our business, particularly within ESS. In addition, we continued to realize synergies from the Compaq acquisition during fiscal 2004, and we have shifted our business towards more standards-based products, leveraging research and development from our technology partners. These decreases as a percentage of net revenue were moderated by increased research and development spending in IPG related to strategic initiatives and unfavorable currency impacts resulting primarily from the weakening of the dollar against the euro. IPG's increase in research and development spending was due primarily to our investment in inkjet technology. For fiscal 2003, the decrease was due primarily to a full year of increased net revenue from our acquisition of Compaq, combined with the favorable impact of prior year restructuring actions, as well as expense control measures. In addition, the overall decrease in fiscal 2003 expense was moderated by higher pension and other post-retirement costs and unfavorable currency effects of the weakening of the dollar against the euro.

  Selling, General and Administrative

        The decline in selling, general and administrative expense as a percentage of net revenue in fiscal 2004 as compared to fiscal 2003 was due primarily to the increase in net revenue outpacing expense growth. This was in part a result of effective expense controls and workforce reduction measures. Unfavorable currency impacts moderated the decline due to the weakening of the dollar against the euro. In fiscal 2003, as compared to fiscal 2002, selling general and administrative expense as a percentage of net revenue declined slightly. The majority of the change was attributable to our acquisition of Compaq in May 2002, including our workforce reduction efforts, expense control measures as well as lower bad debt expense. In addition, fiscal 2003 expense was impacted partially by unfavorable currency effects primarily from the weakening of the dollar against the euro.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense in fiscal 2004 as compared to fiscal 2003 was due primarily to the amortization of intangible assets related to the acquisition of Triaton GmbH, Triaton France SAS and Triaton N.A., Inc. (USA) (collectively "Triaton") in April 2004. The increase in amortization expense in fiscal 2003 as compared to fiscal 2002 was due primarily to amortization of purchased intangible assets related to the acquisition of Compaq in May 2002, and to a lesser extent, the acquisition of Indigo N.V. ("Indigo") in March 2002. This increase was offset in part by the elimination of goodwill amortization, as well as the write-off of purchased intangible assets related to our middleware and storage virtualization offerings in fiscal 2002 that related to the Compaq acquisition product road map.

  Restructuring Charges

        HP implemented certain strategic restructuring programs during fiscal years 2003 and 2002. Net restructuring charges for the 3-year period ended October 31, 2004 aggregated approximately $2.7 billion, the majority of which related to restructuring of pre-merger HP in connection with the 2002 acquisition of Compaq. In fiscal 2003, HP implemented restructuring programs in order to manage our cost structure and better align it with business conditions. The majority of restructuring charges incurred during fiscal 2004 represent fiscal 2003 restructuring plan activities that did not meet the recognition criteria for accrual during 2003 and, accordingly, were charged to expense as incurred in fiscal 2004, as well as changes in the original estimates for the fiscal 2002 and 2003 plans. These changes in estimates were related primarily to asset impairments for buildings vacated as a result of the Compaq acquisition, adjustments to estimates of severance and other employee benefits costs as well as revisions to contract termination costs.

        In addition, HP recorded approximately $1.2 billion of restructuring liability as part of the acquisition of Compaq and allocated such liability as an element of the original purchase price allocation in fiscal 2002. Approximately $960 million of this amount related to the restructuring of the pre-merger Compaq business at the time of the acquisition, and approximately $259 million related to pre-existing Compaq restructuring liabilities. Downward revisions to the original estimates for these pre-merger Compaq-related restructuring plans have been recorded as decreases to the Compaq-related goodwill, while increases have been recorded as restructuring expense in the period in which they occur.

        The effect of the restructuring programs put in place as a result of the acquisition of Compaq has been to reduce costs by removing duplication, leverage the benefits of the larger organization, as well as streamline and focus the operations of HP. Cost benefits earned from strategic product roadmap decisions, headcount and facilities reductions and realignment, and more focused and efficient research and development and sales and marketing programs, have been substantial, as seen in the progressive lowering of operating expenses as a percentage of net revenue. Of the total $3.5 billion of cost synergies associated with the Compaq integration completed at the end of fiscal 2003, approximately $2 billion are the result of these acquisition-related restructuring plans. These efforts not only have improved profitability but also have allowed HP to target and serve its customers better.

        Restructuring liabilities of $288 million at October 31, 2004 are composed primarily of the remaining cash payments on certain severance benefits for non-U.S. operations and contract termination costs, including canceled facility leases. These obligations will be largely settled by the end of fiscal 2010. In addition, approximately $6 million of costs related to the 2003 plans have not yet been accrued, as the requirements for recognition have not yet been met, and will be charged to operations as the restructuring activities occur during fiscal 2005.

        The following table summarizes the major activities in aggregate and during fiscal 2004, 2003 and 2002 related to restructuring programs:

		For the fiscal years ended October 31
	Aggregate Total
		2004	2003	2002
	In millions, except employee data
Workforce reductions (number of employees):
2002 plans—estimate and estimate revisions	17,600	—	(300)	17,900
2002 plans—exits	(17,600)	(100)	(4,800)	(12,700)

Remaining to exit	—
2003 plans—estimate and estimate revisions	8,600	(400)	9,000
2003 plans—exits	(8,300)	(1,300)	(7,000)

Remaining to exit	300
Restructuring program charges:
2003 cost structure realignment charges:
Severance and other benefits	$645	$6	$639
Asset impairments	77	6	71
Other infrastructure costs	67	25	42

Sub-total	789	37	752
2002 HP and Compaq restructuring charges:
Severance and other benefits	$1,099	$38	$32	$1,029
Asset impairments	611	—	65	546
Other infrastructure costs	172	37	(49)	184

Sub-total	1,882	75	48	1,759
2001 restructuring plan charges	23	2	—	21

Total	$2,694	$114	$800	$1,780

Pre-merger Compaq restructuring plans and goodwill adjustments:
Pre-existing 2001 Compaq plan	$231	$(2)	$(26)	$259
2002 Compaq plan	795	(71)	(94)	960

Total	$1,026	$(73)	$(120)	$1,219

  Workforce Rebalancing

        We continue to focus on managing procurement expenses and developing a global delivery structure to take advantage of regions where advanced technical expertise is available at lower costs. As part of this effort, we continually evaluate our workforce and make adjustments we deem appropriate. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the financial benefit of a more efficient workforce structure, but we believe that the fundamental shift to global delivery is crucial to maintaining a long-term competitive cost structure. In this context, we expect to incur expenses of approximately $200 million in the first half of fiscal 2005 in connection with workforce reductions. Full financial benefits from workforce reductions begin when aggregate cost savings exceed the separation expenses, which is typically in the quarterly period following the quarter in which these expenses are incurred.

  Acquisition-Related Charges

        Acquisition-related charges in fiscal 2004, 2003 and 2002 consist substantially of costs related to the Compaq acquisition. Acquisition-related charges in fiscal 2004 consisted primarily of the amortization of deferred compensation, merger-related inventory adjustments and professional fees, while the costs in fiscal 2003 and fiscal 2002 were attributable primarily to costs incurred for employee retention bonuses, professional fees and consulting services. Acquisition-related charges in fiscal year 2002 also included costs incurred for proxy solicitation and advertising for the Compaq acquisition.

  In-Process Research and Development Charges

        In-process research & development ("IPR&D") charges are recorded in connection with acquisitions accounted for as business combinations, as more fully described in Note 5 to the Consolidated Financial Statements. Research and development projects engaged in by an acquired company are analyzed as of the acquisition date to determine their current technological feasibility and possible future alternative uses. Based on an analysis of estimated costs to develop, discounted cash flows from the projects, revenue estimates related to market size, growth factors, technology trends and in the absence of alternative future use, HP determines the purchase price amount to be allocated to IPR&D and records the amount as expense at that time. In fiscal 2004, 2003 and 2002 we recorded IPR&D charges of $37 million, $1 million and $793 million, respectively, related to acquisitions during those years.

Interest and Other, Net

        Interest and other, net increased $14 million in fiscal 2004 from fiscal 2003. The increase in fiscal 2004 was the result of lower interest expense offset partially by higher currency losses from balance sheet remeasurement and related hedging strategies. Interest and other, net decreased $31 million in fiscal 2003 from fiscal 2002. The decline in fiscal 2003 was attributable primarily to increased interest expense associated with higher average borrowings and lower dividend and other income associated with our investment activities as compared to fiscal 2002, while lower net currency losses from our balance sheet remeasurement moderated the decline.

Gains (Losses) on Investments and Early Extinguishment of Debt

        The net gain for fiscal 2004 was attributable mainly to the realization of a contingent gain associated with a prior period divestiture and realized gains from the sale of investments in excess of impairment charges. Net losses in fiscal 2003 and 2002 resulted mainly from impairment charges in excess of gains realized on our investment portfolio. Losses decreased in fiscal 2003 from 2002 while gains from the early extinguishment of debt under our repurchase program for zero coupon subordinated convertible notes offset slightly the fiscal 2002 impairment losses.

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

Dispute Settlement

        On May 14, 2004, HP announced that it had resolved a dispute regarding certain contracts with the Government of Canada. HP Canada agreed to reimburse the Government of Canada the sum of CDN$146 million (approximately US$105 million on such date). This settlement resulted in an additional charge of $70 million in the second quarter of fiscal 2004, as more fully described in Note 17 of the Consolidated Financial Statements in Item 8.

        In July 2001, we signed a definitive agreement with Comdisco, Inc. ("Comdisco") to acquire substantially all of Comdisco's business continuity services business. The agreement was subject to the bankruptcy court sales process and related approvals. In November 2001, the bankruptcy court announced that we were not selected as the winning bid to acquire Comdisco's business continuity services business. In the third quarter of fiscal 2002, we received $14 million in a settlement related to the termination of the definitive agreement.

Provision for (Benefit from) Taxes

        Our effective tax rate on earnings from operations in fiscal 2004, 2003, and 2002 differs from the U.S. federal statutory rate of 35% due generally to tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States. For a full reconciliation of our effective tax rate to the U.S. federal statutory rate, see Note 12 of the Consolidated Financial Statements in Item 8.

        Our effective tax rate resulted in a 16.7% provision in fiscal 2004 on our pretax earnings, a 12.1% provision in fiscal 2003 on our pre-tax earnings and an 11.6% benefit in fiscal 2002 on our pre-tax loss. In fiscal 2004, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities of $207 million, which decreased the provision for taxes by approximately $0.07 per share. Excluding these adjustments, our tax rate for fiscal 2004 would have been 21.6%. The most significant favorable adjustments related to the resolution of a California state income tax audit, a net favorable revision to estimated tax accruals upon filing the 2003 U.S. income tax return, and a reduction in taxes on foreign earnings due to a change in regulatory policy. These favorable adjustments were offset in part by the net effect of smaller adjustments to income tax liabilities in various jurisdictions.

        The increase in the overall tax rate in fiscal 2004 from fiscal 2003, and fiscal 2003 from fiscal 2002, is driven primarily by a decline in the benefit percentage from lower rates in other jurisdictions in both periods. Lower tax rates in non-U.S. jurisdictions provided a benefit of 15.3% in fiscal 2004, a decline from a benefit of 23.9% and 36.0% in fiscal 2003 and fiscal 2002, respectively. The major factor causing the reduction in this rate benefit percentage in fiscal 2004 and fiscal 2003 from the respective preceding years is the decline in restructuring and other deductible acquisition-related charges that were incurred for the most part in higher-tax jurisdictions during those years. In fiscal 2002, operating losses also were a significant contributor to the tax benefit, offset in part by the impact of non-deductible items, primarily acquisition-related charges, goodwill amortization and IPR&D charges.

Combined Company Results

        The following discussion includes the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of fiscal 2002. We have included this additional information in order to provide further insight into our prior period operating results and trends. This supplemental information is presented in a manner consistent with the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The combined company results for fiscal 2003 are the same as the historical results, as Compaq was included for the entire period. Due to different historical fiscal period ends for HP and Compaq, the results for the fiscal year ended October 31, 2002 combine the results of HP for the fiscal year ended October 31, 2002 and the historical quarterly results of Compaq for the six-month period ended March 31, 2002 and for the period May 3, 2002 (the acquisition date) to October 31, 2002.

        Results of operations for the combined company, in dollars and as a percentage of net revenue, were as follows:

	For the fiscal years ended October 31
	2003(2)		2002(2)
	In millions
Net revenue	$73,061	100.0%	$72,346	100.0%
Cost of sales(1)	53,858	73.7%	54,311	75.1%

Gross margin	19,203	26.3%	18,035	24.9%
Research and development	3,651	5.0%	3,953	5.4%
Selling, general and administrative	11,012	15.0%	11,091	15.3%
Amortization of purchased intangible assets	563	0.8%	664	0.9%
Restructuring charges	800	1.1%	1,780	2.5%
Acquisition-related charges	280	0.4%	772	1.1%
In-process research and development charges	1	—	793	1.1%

Earnings (loss) from operations	2,896	4.0%	(1,018)	(1.4)%
Interest and other, net	21	—	20	—
Losses on investments and early extinguishment of debt	(29)	—	(70)	(0.1)%
Dispute settlement	—	—	14	—

Earnings (loss) before taxes	2,888	4.0%	(1,054)	(1.5)%
Provision for (benefit from) taxes	349	0.5%	(126)	(0.2)%

Net earnings (loss)	$2,539	3.5%	$(928)	(1.3)%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior fiscal year balances in order to conform to the current fiscal year presentation.

Net Revenue

        The weighted average components of the increase in net revenue for the fiscal year ended October 31 were as follows:

2003
Percentage points
Imaging and Printing Group	3.0
Enterprise Storage and Servers	(1.0)
Personal Systems Group	(0.9)
HP Financial Services	(0.2)
Software	(0.1)
HP Services	—
Corporate Investments & Other	0.2

Total HP	1.0

        On a combined company basis, net revenue increased 1% (but declined 4% on a constant currency basis) in fiscal 2003. U.S. net revenue remained essentially flat at $29.2 billion, while international net revenue increased 1% to $43.8 billion. Overall, the combined company net revenue in fiscal 2003 was impacted favorably by currency effects, particularly the weakening of the dollar against the euro. Lower average selling prices due to competitive pricing pressures, a shift in sales mix to lower-priced products and service offerings and the consolidation of product offerings as a result of post-acquisition product roadmap decisions moderated the overall increase. The net revenue increase in IPG was driven by strong growth in printer supplies resulting from a rise in volumes, reflecting continued expansion of the printer hardware installed base, and to a lesser extent, growth from our business printer hardware and digital imaging products. The ESS net revenue decline was attributable primarily to a net revenue decrease in business critical servers due to competitive pricing as well as cautious enterprise capital spending. The net revenue decline in PSG resulted primarily from lower average selling prices due to competitive pricing pressure and, to a lesser extent, a decline in volumes in commercial and consumer desktop PCs. The HPFS net revenue decline was due primarily to a decrease in revenue-generating assets. HPS net revenue decreased slightly due primarily to declines in the consulting and integration business, moderated by increases in managed services and technology services net revenue.

Gross Margin

        The weighted average components of the increase in gross margin as a percentage of revenue for the fiscal year ended October 31, 2003 were as follows:

2003
Percentage points
Personal Systems Group	0.5
Imaging and Printing Group	0.3
HP Financial Services	0.3
Enterprise Storage and Servers	0.1
Software	0.1
Corporate Investments & Other	0.2
HP Services	(0.1)

Total HP	1.4

        Gross margin as a percentage of combined company net revenue improved 1.4 percentage points in fiscal 2003 as compared to fiscal 2002. Overall, gross margin improvement in fiscal 2003 was attributable primarily to cost savings resulting from improved cost structures, continued expense control measures and, to a lesser extent, decreased component prices, moderated by declining average selling prices due to competitive pricing pressures. The gross margin improvement in PSG was due primarily to reduced direct and indirect procurement costs, reflecting synergies associated with our acquisition of Compaq. The improvement in HPFS gross margin was due primarily to reduced bad debt expense resulting from a stronger portfolio. IPG gross margin improvement was due primarily to the higher-margin supplies business becoming a greater percentage of IPG net revenue combined with favorable currency impact on net revenue resulting primarily from the weakening of the dollar against the euro. ESS's gross margin improvement primarily reflected cost reductions in the storage and industry standard server businesses as a result of the Compaq acquisition, offset in part by the product mix shift away from higher-margin business critical servers toward lower-margin industry standard servers. The HPS gross margin decline was attributable primarily to competitive pricing pressures and reduced service levels in the technology services business. In addition, the overall gross margin was impacted favorably by a 0.2 percentage point improvement attributable primarily to inventory adjustments of $147 million in fiscal 2002 resulting from product roadmap decisions.

Operating Expenses

        Research and Development

        Research and development expense decreased 8% in fiscal 2003 as compared to fiscal 2002. The decrease was attributable primarily to our workforce reduction efforts and expense control measures. In fiscal 2003, research and development expense decreased in each of our business segments, except for IPG, in which research and development expense increased by 8%. IPG's increase in research and development spending resulted primarily from our continued investment in emerging inkjet technology. In addition, the overall decrease in fiscal 2003 expense was moderated by higher pension and other post-retirement costs and unfavorable currency effects of the weakening of the dollar against the euro.

  Selling, General and Administrative

        Selling, general and administrative expense remained flat in fiscal 2003 as compared to fiscal 2002. In fiscal 2003, unfavorable currency effects driven mainly by the weakening of the dollar against the euro, higher sales and marketing costs associated with the company-wide product branding campaign and higher pension and other post-retirement costs offset almost entirely the overall decreases attributable to workforce reduction efforts, expense control measures and lower bad debt expense.

  Amortization of Purchased Intangible Assets

        Effective in fiscal 2003 (the date of adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"), we no longer amortize goodwill and instead test goodwill at least annually for impairment. On a combined company basis, amortization expense decreased by $101 million in fiscal 2003 as compared to fiscal 2002. The decrease in fiscal 2003 expense was due primarily to the elimination of goodwill amortization and the write-off of the purchased intangible assets related to our middleware and storage virtualization offerings in fiscal 2002 as a result of product roadmap decisions in connection with the Compaq acquisition.

  Restructuring Charges

        On a combined company basis, we recorded restructuring charges of $800 million in fiscal 2003 and $1.8 billion in fiscal 2002. A discussion of the fiscal 2003 and 2002 charges recorded by HP is included in the previous presentation.

  Acquisition-Related Charges

        In connection with the Compaq acquisition, the combined company incurred acquisition-related charges of $280 million in fiscal 2003 and $772 million in fiscal 2002, which charges consisted primarily of costs incurred for employee retention bonuses, consulting services and other professional fees. In addition, the acquisition-related charges in fiscal 2002 included costs incurred for proxy solicitation and advertising.

  In-Process Research and Development Charges

        IPR&D charges are the same on a combined company basis as previously discussed.

Interest and Other, Net

        On a combined company basis, interest and other, net remained essentially flat in fiscal 2003. In fiscal 2003, lower net losses on foreign currency transactions resulting from our balance sheet remeasurement and related hedging strategies as compared to fiscal 2002 were offset almost entirely by lower interest income and higher interest expense on debt.

Losses on Investments and Early Extinguishment of Debt

        On a combined company basis, net losses were $29 million in fiscal 2003 and $70 million in fiscal 2002 due generally to the reasons discussed previously.

Dispute Settlement

        In fiscal 2002 we recorded settlement income of $14 million, as more fully discussed previously.

Provision for (Benefit from) Taxes

        On a combined company basis, our effective tax rate resulted in a 12.1% provision in fiscal 2003 on our pretax earnings and a 12.0% benefit in fiscal 2002 on our pretax loss. Our effective tax rate differed from the U.S. federal statutory rate of 35% in fiscal 2003 and 2002 due generally to the reasons discussed previously.

Segment Information

        A description of the products and services, as well as year-to-date financial data, for each segment can be found in Note 18 to the Consolidated Financial Statements in Item 8. We have restated segment financial data for the fiscal years ended October 31, 2003 and 2002 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2004. We describe these changes more fully in Note 18 to the Consolidated Financial Statements in Item 8. We have presented the business segments in this Form 10-K based on our management organizational structure as of October 31, 2004, and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments. Supplemental sections of combined company information that discuss our segment operating results as if HP and Compaq had been combined for all of fiscal 2002 are presented in a manner consistent with the supplemental combined-company disclosures included in the consolidated operating results discussion.

Technology Solutions Group

        Given the cross-segment linkages in our Adaptive Enterprise offering, and in order to capitalize on up-selling and cross-selling opportunities, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). While TSG is not an operating segment, we sometimes provide financial data aggregating the segments within TSG in order to provide a supplementary view of our business. Each of the reportable segments of TSG is described in more detail below.

Enterprise Storage and Servers

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Net revenue	$15,152	$14,593	$10,402
Earnings (loss) from operations	$173	$142	$(308)
Earnings (loss) from operations as a % of net revenue	1.1%	1.0%	(3.0)%

        The components of weighted average net revenue growth, by business unit, for the fiscal years ended October 31 were as follows:

	2004	2003
	Percentage points
Industry standard servers	5.9	29.4
Business critical servers	(0.5)	4.0
Storage	(1.6)	6.9

Total ESS	3.8	40.3

        ESS net revenue increased 4% in fiscal year 2004 from fiscal 2003. Revenue on a constant currency basis decreased 2%. The favorable currency impact was due primarily to the weakening of the dollar against the euro. In fiscal 2004, ESS performance was hurt in the third fiscal quarter by execution issues, namely a systems migration in the U.S., channel management issues in EMEA and weakness in Storage. ESS net revenue growth was, however, helped by industry standard servers' unit growth of 22%, which translated to a 12% net revenue increase from fiscal 2003 in that category. Net revenue in business critical servers declined by 2% in fiscal 2004 as compared to fiscal 2003, reflecting the ongoing decline of the AlphaServer product line. RISC and Itanium-based servers experienced revenue growth. We introduced mid-range and high-end Itanium products widely in fiscal year 2004, and sales continued to increase during the year, with Itanium servers representing 16% of business critical servers in the fourth fiscal quarter. HP-UX server revenue increased 2% from fiscal 2003, offset by declines in Alpha as we transition customers to non-Alpha products. NonStop server net revenue declined 1% from the prior year, reflecting a maturing installed base. Storage net revenue declined 7%, with declines in both the overall array and tape businesses. Net revenue declines from fiscal 2003 were due primarily to our exposure to the declining tape market, aggressive pricing, inadequate storage sales specialists coverage and some product updates that occurred late in fiscal 2004. Growth in storage software and network attached storage offset partially the revenue decline in the primary product groups.

        ESS earnings from operations in fiscal 2004 improved by 0.1 percentage points, reflecting a 3.9 percentage point decrease in operating expenses in relation to revenue resulting from effective cost management and increased volume in the industry standard server business. A decline in gross margin of 3.8 percentage points offset the decline in operating expenses and volume growth. The gross margin decline was the result of competitive pressures impacting both the industry standard servers group and the storage business, along with a mix shift to lower margin products within the business critical servers group and more generally the continued mix shift towards industry standard servers within the segment. The business continues to focus on increasing direct sales, improving option attach rates and reducing warranty costs in order to optimize future gross margins. Additionally, the execution issues of the third quarter that led to an operating loss in the quarter hampered full year performance.

        The increase in ESS year-over-year operating results in fiscal 2003 was due substantially to the acquisition of Compaq. The significant increases from Compaq's industry standard server business and Compaq's storage and business critical server businesses were the main contributors to the overall net revenue growth in fiscal 2003. Although overall unit sales increased due to the acquisition of Compaq, continued competitive pricing pressures impacted ASPs unfavorably in fiscal 2003. Discontinuance of HP's NetServer and certain storage products as part of the post-acquisition product roadmap decisions moderated volume growth. The improvement in the operating margin ratio was attributable primarily to workforce reduction activities and effective cost management, offset in part by a decline in gross margin. The gross margin deterioration reflected competitive pricing pressures and a mix shift toward industry standard servers, which have significantly lower margins than other products in the segment.

Enterprise Storage and Servers—Supplemental Combined Company Information

        We present a supplementary discussion of ESS combined company results below.

	Supplemental Combined Company Information For the fiscal years ended October 31
	2003	2002
	In millions
Net revenue	$14,593	$15,337
Earnings (loss) from operations	$142	$(313)
Earnings (loss) from operations as a % of net revenue	1.0%	(2.0)%

        ESS's combined company net revenue declined 5% in fiscal 2003. The net revenue decrease in fiscal 2003 was 10% on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Overall, segment net revenue in fiscal 2003 continued to be impacted unfavorably by competitive pricing pressures, product roadmap transitions and cautious enterprise IT spending across all business units and most geographic regions.

        The components of weighted average net revenue growth by business unit were as follows for the fiscal year ended October 31:

2003
Percentage points
Business critical servers	(5.1)
Storage	(0.5)
Industry standard servers	0.7
Other	—

Total ESS	(4.9)

        The combined company net revenue decline for many business critical server products in fiscal 2003 reflected competitive pricing as well as constraints on enterprise capital spending for large purchases. Low-end and mid-range UNIX net revenue declined during the period, offset in part by strong growth in high-end UNIX servers due to continued strength in Superdome products. NonStop server net revenue declined in fiscal 2003, reflecting weak spending in the telecommunications and financial services industries. Product roadmap transitions in tape libraries due to our exiting the OEM business and decreased sales of legacy arrays, offset in part by a mix shift toward EVA products, drove the storage net revenue decline in fiscal 2003. Unit sales of industry standard servers increased in fiscal 2003 and more than offset the net revenue decline attributable to lower ASPs and a mix shift toward low-end servers. Despite unit declines in our NetServer products due to the post-acquisition roadmap decision to discontinue this line of servers, total industry standard server units grew approximately 9% in the period due to strong worldwide shipments of our ProLiant servers.

        Combined company earnings from operations as a percentage of net revenue were 1.0% in fiscal 2003. In fiscal 2003, the operating loss improvement of 3.0 percentage points was due to a 1.7 percentage point decrease in operating expenses as a percentage of net revenue and a 1.3 percentage point increase in gross margin. Cost savings achieved through workforce reductions and continued cost control measures, offset in part by an unfavorable currency impact, drove the decline in operating expense as a percentage of net revenue in fiscal 2003. The gross margin improvement in the period reflected primarily cost reductions resulting from the Compaq acquisition in the storage and industry standard server businesses, coupled with a product mix shift within business critical servers and storage. An unfavorable mix shift from low- and mid-range business critical servers toward lower-margin industry standard servers moderated the gross margin improvements during the period.

HP Services

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Net revenue	$13,778	$12,357	$9,052
Earnings from operations	$1,263	$1,362	$891
Earnings from operations as a % of net revenue	9.2%	11.0%	9.8%

        The components of weighted average net revenue growth by business unit were as follows for the fiscal years ended October 31:

	2004	2003
	Percentage points
Managed services	5.8	8.8
Technology services	5.3	23.9
Consulting and integration	0.4	3.7
Other	—	0.1

Total HPS	11.5	36.5

        HPS' net revenue increased 12% in fiscal 2004 compared to fiscal 2003. On a constant currency basis, net revenue increased 5% in fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen. In fiscal 2004, the growth in managed services was due to increased net revenue from new large outsourcing deals and the expansion of services to existing customers, as well as the Triaton acquisition. The growth in technology services net revenue was driven primarily by favorable currency impacts and the Triaton acquisition, along with strength in integrated support, desktop lifecycle and mission critical support solutions. An increase in core consulting and integration services contributed to a slight growth in the consulting and integration business in fiscal 2004, while a decrease in sales of complimentary third-party products impacted net revenue for this business negatively.

        HPS earnings from operations as a percentage of net revenue declined 1.8 percentage points in fiscal 2004 in part due to the continued growth in managed services, a lower-margin business, becoming an increasingly larger part of HPS. Operating profit ratio declines in the managed services and technology services business contributed to the overall segment operating profit ratio decline in fiscal 2004. Large outsourcing contracts at the early stages of their life cycle had lower margins in fiscal 2004, which drove the decline in the managed services operating profit ratio. In the technology services business, competitive pricing pressures in both renewals and new contracts and a mix shift from higher margin support agreements (e.g., Unix) to lower margin contracts (e.g., networking installations and integrated multi-vendor support offerings) affected the technology services operating profit ratio and to a lesser degree costs related to the integration of recent acquisitions. The overall operating profit ratio decline was moderated somewhat by an operating profit ratio improvement in the consulting and integration business as a result of a sales force focus on HP's Adaptive Enterprise offerings, customer relationship management and continued process improvements.

        The increase in HPS year-over-year operating results in fiscal 2003 was due substantially to the acquisition of Compaq. Although the acquisition of Compaq resulted in an increase in services across all business units in fiscal 2003, our consulting and integration and technology services businesses were impacted unfavorably by the weak demand for IT infrastructure products, the slowdown of enterprise spending, and competitive pricing pressures. Our managed services business benefited from the slowdown in fiscal 2003 as customers reduced costs by outsourcing IT infrastructure. Earnings from operations as a percentage of net revenue increased in fiscal 2003 as compared to fiscal 2002 due to expense control measures and workforce reduction initiatives. A shift in the net revenue mix away from the consulting and integration business, which typically has operating profit ratios lower than the segment average, also increased the earnings from operations ratio.

HP Services—Supplemental Combined Company Information

        We present a supplementary discussion of HPS combined company results below.

	Supplemental Combined Company Information For the fiscal years ended October 31
	2003	2002
	In millions
Net revenue	$12,357	$12,368
Earnings from operations	$1,362	$1,370
Earnings from operations as a % of net revenue	11.0%	11.1%

        HPS' combined company net revenue was essentially flat in fiscal 2003 as compared to fiscal 2002. On a constant currency basis, net revenue decreased approximately 6% in fiscal 2003. The favorable currency impact in fiscal 2003 was due primarily to the weakening of the dollar against the euro.

        The components of weighted average net revenue growth, by business unit were as follows for the fiscal year ended October 31:

2003
Percentage points
Consulting and integration	(4.4)
Technology services	1.6
Managed services	2.7
Other	—

Total HPS	(0.1)

        A decline in core consulting and integration services drove the combined company net revenue decrease in the consulting and integration business in fiscal 2003. The decline in core consulting and integration net revenue reflected competitive pricing pressures and weak demand. An increase in new and existing large outsourcing deals, reflecting the ongoing mix shift toward larger comprehensive deals as customers outsourced substantial portions of their IT infrastructure to HP, as well as favorable currency impacts mentioned above, contributed to the growth in managed services net revenue in fiscal 2003. The growth in technology services net revenue in fiscal 2003 was due primarily to favorable currency impacts.

        Combined company earnings from operations as a percentage of net revenue was 11.0% in fiscal 2003 compared to 11.1% in fiscal 2002. Although the operating profit ratio remained flat in fiscal 2003, operating expenses decreased as a percentage of net revenue through expense control measures and workforce reductions initiated in fiscal 2002, as well as reduced costs reflecting synergies associated with our acquisition of Compaq. A favorable business mix shift away from the consulting and integration business, which typically has an operating profit ratio lower than the segment average, further helped the overall segment operating profit ratio in the period. An operating profit ratio decline in the technology services business reduced fiscal 2003 operating margin. Competitive pricing pressures and reduced service levels had a negative impact on technology services operating margins. Higher pension and post-retirement costs resulting from fiscal 2003 changes in underlying assumptions, including a decrease in expected portfolio performance, a decrease in discount rates and an increase in medical cost trend rates, as well as the extension of participation in pension and post-retirement benefit plans to eligible pre-acquisition Compaq employees in the United States not covered by such plans prior to January 1, 2003 also contributed to the overall segment operating profit ratio decline in fiscal 2003.

Software

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Net revenue	$922	$774	$703
Loss from operations	$(145)	$(190)	$(348)
Loss from operations as a % of net revenue	(15.7)%	(24.5)%	(49.5)%

        In fiscal 2004, Software net revenue increased 19% (16% without acquisitions) from fiscal 2003 and 13% on a constant currency basis. The majority of the currency impact resulted from the weakening of the dollar against the euro. Of the overall 19% net revenue increase, OpenView, our management solutions software product line, represented 13% (10% without acquisitions) percentage points of growth on a weighted average net revenue basis, while OpenCall, our telecommunications solutions product line, contributed the remaining 6 percentage points of the net revenue increase. OpenView net revenue growth was the result of market share gains in a growing market along with the impact of recent acquisitions, which add breadth to our Adaptive Enterprise portfolio. The growth in OpenCall was due to increased spending in the telecommunications industry, associated with the adoption of the next generation of network infrastructure.

        The operating margin improvement of 8.8 percentage points in fiscal 2004 from fiscal 2003 was driven primarily by a decrease of operating expense as a percentage of net revenue. The decrease in operating expense was attributable to effective cost management as operating expenses, particularly marketing and research and development costs, grew slower than net revenue despite the unfavorable impact of currency and increased acquisition-related costs. There was some gross margin decline, resulting from an increasingly competitive pricing environment.

        In fiscal year 2003, software net revenue increased by 10% when compared to fiscal 2002, due primarily to the acquisition of Compaq. Of the overall 10% revenue increase, on a weighted average basis OpenView represented 6 percentage points of the increase, while OpenCall contributed the remaining 4 percentage points of the revenue increase. The addition of Compaq products (primarily in OpenCall) more than offset the decline in sales of similar HP products, which resulted from continued weakness in the telecommunications industry across all geographical regions. OpenView net revenue growth was the result of market share gains in a growing market.

        In fiscal 2003, the improvement in the operating margin ratio of 25.0 percentage points from fiscal 2002 was attributable primarily to workforce reductions and effective cost management, offset in part by the unfavorable impact of currency. The gross margin improvement reflected a product mix shift towards higher margin OpenView products.

Software—Supplemental Combined Company Information

        We present a supplementary discussion of Software combined company results below.

	Supplemental Combined Company Information For the fiscal years ended October 31
	2003	2002
	In millions
Net revenue	$774	$817
Loss from operations	$(190)	$(349)
Loss from operations as a % of net revenue	(24.5)%	(42.7)%

        In fiscal 2003, Software combined company net revenue declined 5% compared to fiscal 2002. Of the overall net revenue decrease, OpenCall accounted for 10 percentage points of the decline on a weighted average net revenue basis, partially offset by an increase in OpenView net revenue of 5 percentage points. The decline in OpenCall resulted from continued weakness in the telecommunications industry, across all geographical regions. OpenView net revenue growth was the result of market share gains in a growing market.

        The fiscal 2003 software operating margin improvement of 18.2 percentage points compared to fiscal 2002 was due to a 9.5 percentage point decrease in operating expense as a percentage of net revenue, along with an 8.7 percentage points increase in gross margin. Cost savings achieved through workforce reductions and continued cost control measures, offset in part by the unfavorable impact of currency, drove the decline in operating expense as a percentage of net revenue in fiscal 2003. The gross margin improvement reflected a product mix shift towards higher-margin OpenView products.

Personal Systems Group

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Net revenue	$24,622	$21,210	$14,680
Earnings (loss) from operations	$210	$22	$(236)
Earnings (loss) from operations as a % of net revenue	0.9%	0.1%	(1.6)%

        The components of weighted average net revenue growth, by business unit were as follows for the fiscal years ended October 31:

	2004	2003
	Percentage points
Desktop PCs	7.9	21.9
Notebook PCs	7.1	19.6
Handhelds	0.7	2.0
Workstations	0.4	1.1
Other	—	(0.1)

Total PSG	16.1	44.5

        PSG's net revenue increased 16% in fiscal 2004 from fiscal 2003. On a constant currency basis, the increase was 10%. The favorable currency impact was due primarily to the weakening of the dollar against the euro. In fiscal 2004, the net revenue increase across all businesses was the result primarily of an overall 17% volume increase. Volume increases were the result of strong market growth in both consumer and commercial segments, our re-entry into the China market, and the introduction of new products such as the media center PCs, widescreen notebook PCs, converged devices and a broader product line offering in pen-based iPaqs. In fiscal 2004, consumer and commercial desktop PC volumes increased 15% and 11%, respectively, while notebook PC volume increased 21%. The volume increase was moderated by a slight decline in ASPs. The ASP decline was due to a mix shift toward lower-end personal workstations and iPaq handhelds, as well as component cost declines, and was offset partially by a strong monitor attach rate in business PCs. Year-over-year net revenue increases in consumer and commercial desktop PCs were 15% and 12%, respectively, while notebook PC net revenue increased 22%.

        PSG's earnings from operations as a percent of net revenue was 0.9% in fiscal 2004 compared to 0.1% in fiscal 2003. The increase is the result of volume increases and a decline in operating expenses of 1.3 percentage points, offset by a decline in gross margin of 0.4 percentage points. The operating expense decline is due to headcount reductions, tightening of administrative costs, lower research and development spending, and scale efficiencies in selling and marketing costs. The gross margin decline is due primarily to continued competitive pressures in Europe, expansion into developing markets and a shift towards lower-end products.

        The increase in PSG's year-over-year operating results in fiscal 2003 was due substantially to the acquisition of Compaq in fiscal 2002. Although the acquisition of Compaq resulted in an increase in unit sales, the continued competitive pricing environment impacted ASPs unfavorably in fiscal 2003. The execution of post-acquisition product roadmap decisions, which included the discontinuance of the HP Vectra and Jornada product lines, impacted commercial desktop PC and handheld volumes unfavorably in fiscal 2003. Earnings from operations as a percentage of net revenue increased during fiscal 2003 due to a decrease in operating expenses, primarily from headcount reductions and tightening of administrative costs, as well as lower research and development spending and an improvement in gross margin. The gross margin improvement was the result primarily of our reduced direct and indirect procurement costs reflecting synergies associated with our acquisition of Compaq, as well as a shift toward our lower-cost direct business.

Personal Systems Group—Supplemental Combined Company Information

        We present a supplementary discussion of PSG's combined company results below.

	Supplemental Combined Company Information For the fiscal years ended October 31
	2003	2002
	In millions
Net revenue	$21,210	$21,869
Earnings (loss) from operations	$22	$(367)
Earnings (loss) from operations as a % of net revenue	0.1%	(1.7)%

        PSG's combined company net revenue declined 3% in fiscal 2003. The net revenue decrease in fiscal 2003 was 8% on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro.

        The components of weighted average net revenue growth, by business unit were as follows for the fiscal year ended October 31:

2003
Percentage points
Desktop PCs	(5.8)
Other PSG	(0.1)
Workstations	(0.1)
Handhelds	—
Notebook PCs	3.0

Total PSG	(3.0)

        The combined company net revenue decline in fiscal 2003 resulted from a decline in average selling prices across all businesses within PSG and, to a lesser extent, a decline in volumes in commercial and consumer desktop PCs. The decline in average selling prices during the period was attributable to the realignment of product prices. The continued mix shift from desktops to notebooks impacted unfavorably consumer and commercial desktop PC volumes. Additionally, the commercial desktop PC volume decline in the period was due to the execution of post-acquisition product roadmap decisions, which included the discontinuance of the HP Vectra product line. Notebook PC volumes increased in fiscal 2003 compared to the prior year, due to increased product competitiveness, a broader product portfolio, and the previously mentioned mix shift from desktops to notebooks, offset in part the desktop PC decreases. In addition to the increase in notebook PC volumes, handheld volumes increased due to new product introductions.

        The combined company earnings from operations as a percentage of net revenue was 0.1% in fiscal 2003 compared to a loss of 1.7% in fiscal 2002. In fiscal 2003, an improvement in gross margin as a percentage of net revenue represented 1.1 percentage points of the 1.8 percentage point increase, while the remaining 0.7 percentage point increase was due to a decrease in operating expenses as a percentage of revenue. The gross margin improvement resulted from our reduced direct and indirect procurement costs, reflecting synergies associated with our acquisition of Compaq, moderated by the declining ASPs described above. The operating expense improvement resulted from headcount reductions, tightening of administrative costs and lower research and development expense.

Imaging and Printing Group

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Net revenue	$24,199	$22,569	$20,358
Earnings from operations	$3,847	$3,596	$3,365
Earnings from operations as a % of net revenue	15.9%	15.9%	16.5%

        IPG's net revenue grew 7% in fiscal 2004 and 11% in fiscal 2003. On a constant currency basis, the net revenue increase was 2% in fiscal 2004 and 5% in fiscal 2003. The favorable currency impact was due primarily to the weakening of the dollar against the euro.

        The components of weighted average net revenue growth, by business unit were as follows for the fiscal years ended October 31:

	2004	2003
	Percentage points
Printer supplies	5.3	7.6
Business printer hardware	1.7	1.6
Digital imaging products	—	0.7
Home printer hardware	(0.1)	0.5
Other	0.3	0.5

Total IPG	7.2	10.9

        The growth in printer supplies net revenue in fiscal 2004 reflected higher volumes as a result of the continued expansion of the printer hardware installed base, due primarily to the strong performance of color-related products and digital photography initiatives. In fiscal 2004, the growth in business printer hardware net revenue was attributable to unit volume growth in color laser printers, business inkjet printers, monochrome laser printers and the increasing demand for multi-function printers. A continued shift in demand to lower-priced products and a competitive pricing environment moderated the net revenue increase in business printer hardware during the period. Net revenue remained unchanged in digital imaging products as a result of growth in camera unit shipments, offset by a decrease in sales of scanners due to a declining market. The decline in home printer hardware was driven by decreases in ASPs due to the continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market, as well as a decline in sales of single-function devices.

        In fiscal 2004, earnings from operations as a percentage of net revenue were 15.9%, consistent with fiscal 2003. As a percentage of net revenue, both operating expense and gross margin remained flat in fiscal 2004 as compared to fiscal 2003. Gross margin improvement in supplies was due in part to cost reductions and volume increases moderated by a mix shift to lower margin products. Gross margin improvement also was the result of favorable mix shifts in home printer hardware. Gross margin declines in digital imaging and business printer hardware, due in part to a shift to lower margin products in an increasingly competitive pricing environment, moderated the improvement. Within total operating expense, there was a slight increase in administrative expense, offset by a slight decline in selling costs, while both research and development costs and marketing costs, as a percentage of net revenue, remained flat for fiscal 2004.

        In fiscal 2003, growth in printer supplies net revenue reflected higher volumes as a result of continued expansion of the printer hardware installed base. Sales of color and low-end monochrome printers as well as multi-function printers and digital press products drove the net revenue increase in business printer hardware during the period. A continued shift in demand to lower-priced products and a competitive pricing environment moderated the net revenue increase in business printer hardware during the period. Net revenue growth in digital imaging products in fiscal 2003 was attributable to sales of newly introduced cameras and Photosmart printers that were part of the segment's consumer launch in the last half of fiscal 2002 and new models of cameras and Photosmart printers introduced in the consumer launch in fiscal 2003, offset in part by a decrease in sales of scanners due to the declining scanner market. The net revenue increase in home printer hardware in fiscal 2003 was attributable to a significant volume increase in all-in-one devices, as well as a shift from single-function printers to multi-function devices. Decreases in ASPs due to the continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market, as well as decreases in sales of single-function devices, moderated home printer net hardware revenue growth during the period.

        In fiscal 2003, IPG's earnings from operations as a percentage of net revenue were 15.9% compared to 16.5% in fiscal 2002. In fiscal 2003, the 0.6 net percentage point decrease in earnings from operations ratio consisted of a 0.8 percentage point increase in operating expense as a percentage of revenue, offset by an improvement in gross margin of 0.2 percentage points. The increase in operating expense as a percentage of net revenue was driven mainly by increased marketing costs associated with a company-wide product branding campaign and selling costs associated with an increased focus on commercial sales in the segment, as well as unfavorable currency impacts. Gross margin improved due primarily to a mix of less low margin hardware, an increase in the supplies business, which typically has gross margins that exceed the segment average, becoming a greater percentage of total segment net revenue, as well as a favorable currency impact on net revenue resulting from the strengthening of the euro as noted above offset partially the operating expense ratio increase. Gross margin decline in business printer hardware and digital imaging products reflecting a shift to lower priced printing and imaging products and continued competitive pricing offset partially the gross margin improvement.

Imaging and Printing Group—Supplemental Combined Company Information

        As Compaq did not have a comparable imaging and printing business, IPG's historical results are not materially different from the combined company results below.

	Supplemental Combined Company Information For the fiscal years ended October 31
	2003	2002
	In millions
Net revenue	$22,569	$20,399
Earnings from operations	$3,596	$3,366
Earnings from operations as a % of net revenue	15.9%	16.5%

HP Financial Services

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Net revenue	$1,895	$1,921	$1,707
Earnings (loss) from operations	$125	$79	$(134)
Earnings (loss) from operations as a % of net revenue	6.6%	4.1%	(7.9)%

        HPFS net revenue decreased 1% in fiscal 2004 compared to fiscal 2003. The decrease resulted primarily from lower average levels of revenue-generating assets and lower used equipment sales. The decrease in average assets was due to portfolio amortization and asset sales exceeding new lease originations throughout most of the year. Lower interest rates also contributed to the net revenue decrease.

        In fiscal 2004, the 2.5 net percentage point increase in the earnings from operations ratio consisted of a 1.3 percentage point increase in gross margin and a 1.2 percentage point decrease in operating expense as a percentage of net revenue. The gross margin improvement was driven by higher portfolio profitability resulting primarily from end of lease transactions and, to a lesser extent, lower interest costs as a percentage of net revenue. The gross margin increase was offset in part by higher reserves related to certain aged receivables, particularly in Europe, the Middle East and Africa ("EMEA") in the fourth quarter of fiscal 2004. Cost savings achieved through continued cost controls, offset in part by an unfavorable currency impact, caused the decline in operating expenses as a percentage of net revenue.

        The acquisition of Compaq caused a substantial portion of the fluctuation in HPFS operating results in fiscal 2003 as compared to fiscal 2002. The acquisition resulted in higher revenue-generating assets; however, a slowdown in lease originations moderated the net revenue increase. In fiscal 2003, earnings from operations as a percentage of net revenue improved from fiscal 2002 due to a significant reduction in bad debt expense, coupled with a decline in interest costs as a percentage of net revenue.

Financing Originations

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Total financing originations	$3,852	$3,784	$3,490

        New financing originations increased 2% in fiscal 2004 compared to fiscal 2003. The increase resulted from higher levels of financing in Asia Pacific and a favorable currency impact, offset in part by a lower penetration rate of HP sales. Originations increased 8% in fiscal 2003 from fiscal 2002 due to the acquisition of Compaq. The impacts of strengthened credit controls, weakness in the global economy and lower average selling prices of HP products offset in part the increase in originations.

Portfolio Assets and Ratios

        HPFS is a financial services organization and, as such, maintains a strategy to generate a competitive return on equity by effectively leveraging its portfolio against the risks associated with interest rates and credit. The HPFS business model is asset-intensive, and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from HP's internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by the consolidated company. However, certain intercompany loans and accounts that are reflected in the segment balances are eliminated in HP's Consolidated Financial Statements. A reconciliation of segment assets to consolidated total assets is included in Note 18 of the Consolidated Financial Statements in Item 8. The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows at October 31:

	2004(1)		2003
	In millions
Portfolio assets	$7,380		$7,171

Allowance for doubtful accounts	213		210
Operating lease equipment reserve	51		30

Total reserve	264		240

Net portfolio assets	$7,116		$6,931

Reserve coverage	3.6%		3.3%
Debt to equity ratio	5.1	x	4.5	x

(1)
Portfolio assets include financing receivables of $5.3 billion and net equipment under operating leases of $1.4 billion as disclosed in Note 9 of the Consolidated Financial Statements in Item 8, as well as approximately $400 million of capitalized profit on intercompany equipment transactions and approximately $300 million of intercompany leases, both of which are eliminated in consolidation.

        Portfolio assets at October 31, 2004 increased 3% from the end of fiscal 2003. The increase resulted from higher financing originations and a favorable currency impact. The percentage of portfolio assets reserved increased in fiscal 2004 primarily due to higher reserves related to certain aged receivables in EMEA, offset in part by the write-off of assets covered by specific reserves.

        HPFS funds its operations mainly through a combination of intercompany debt and working capital. The portfolio assets and ratios are derived from the segment balance sheet. The increase in the debt to equity ratio reflects a planned increase in portfolio leverage.

HP Financial Services—Supplemental Combined Company Information

        We present a supplementary discussion of HPFS combined company results below:

	Supplemental Combined Company Information For the fiscal years ended October 31
	2003	2002
	In millions
Net revenue	$1,921	$2,088
Earnings (loss) from operations	$79	$(128)
Earnings (loss) from operations as a % of net revenue	4.1%	(6.1)%

        HPFS combined company net revenue declined 8% in fiscal 2003. Lower lease originations during fiscal 2003 contributed to the decrease in net revenue. Strengthened credit controls and the ongoing weakness in the global economy resulted in the decrease in lease originations and the related decrease in revenue-generating assets. Decreases in ASPs of HP products also were a factor in the decrease in lease originations in fiscal 2003. Increased revenue from used equipment sales and other mid-term and end-of-term portfolio activities moderated the net revenue decrease.

        Combined company earnings from operations as a percentage of net revenue were 4.1% in fiscal 2003 compared to a loss of 6.1% in fiscal 2002. In fiscal 2003, a reduction in bad debt expense for customer write-offs resulting from strengthened global credit standards and a stronger portfolio resulted in the majority of the operating profit ratio improvement. Lower interest costs as a percentage of net revenue also had a positive impact on the ratio.

Corporate Investments

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Net revenue	$449	$344	$288
Loss from operations	$(178)	$(161)	$(232)
Loss from operations as a % of net revenue	(39.6)%	(46.8)%	(80.6)%

        In fiscal 2004, the majority of the net revenue in this segment related to network infrastructure products, which grew 27% from fiscal 2003 and was the result of continued enhancements in the overall product portfolio, particularly in gigabit Ethernet switch products. In fiscal year 2003, the year-over-year net revenue growth in network infrastructure products was 18% due to increased volumes from a new product platform.

        In fiscal 2004, expenses related to corporate development, global alliances and HP Labs increased 10% from the prior fiscal year. The increase was the result in part of increased investment in strategic initiatives. In fiscal 2003, expenses related to corporate development, global alliances and HP Labs decreased 13% from fiscal 2002 due to the winding down of several incubation programs. These expenses contributed to the majority of the loss in this segment's results. These expenses were offset in part by operating profit from network infrastructure product sales for all of the periods presented. Operating profit for the network infrastructure product group declined slightly in fiscal 2004 due mostly to increased operating expense levels, primarily related to headcount growth in research and development, sales and marketing. Operating profit from network infrastructure product sales increased in fiscal 2003 due in part to the successful launch of a new platform of modular Ethernet switches, which reduced the overall operating loss for Corporate Investments for that year.

LIQUIDITY AND CAPITAL RESOURCES

American Jobs Creation Act of 2004

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. HP has provided for the United States federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the United States.

        The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the "Jobs Act"), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of HP's foreign earnings that qualify for the temporary deduction is $14.5 billion. For HP, the one-year period during which the qualifying distributions can be made is fiscal 2005.

        HP is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The range of reasonably possible amounts that HP is considering for repatriation, which would be eligible for the temporary deduction, is zero to $14.5 billion. HP is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it will repatriate. If such regulatory guidance or technical corrections are favorable, HP is likely to repatriate amounts in the high end of our range. HP expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of fiscal 2005. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.

        Repatriation of the maximum amount eligible for the temporary deduction, which is $14.5 billion, could result in additional United States federal income tax expense, which HP currently estimates to be between $850 million and $925 million, in fiscal 2005. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity at HP's foreign subsidiaries. Some foreign subsidiaries would be required to borrow in order to repatriate their earnings to the U.S. We expect HP's significant positive foreign cash flows would be sufficient to repay any foreign debt and replenish foreign cash balances over time. Should HP decide not to repatriate foreign earnings under the Jobs Act, we would meet United States liquidity needs through ongoing cash flows, external borrowing, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

FINANCIAL CONDITION

        Our total cash and cash equivalents declined approximately 11%, to $12.7 billion at October 31, 2004 from $14.2 billion at the end of fiscal 2003. Year-over-year net borrowings also declined 5.8%, or $440 million, to $7.1 billion at October 31, 2004. Improved net earnings in fiscal 2004 helped generate $5.1 billion in cash from operating activities. The cash generated by operations in fiscal 2004 funded nearly 77% of the $6.6 billion in fiscal 2004 investing and financing activities, with the remaining 23% coming from cash reserves due to our strong cash position. The $6.6 billion used for investing and financing activities includes $4.4 billion for share repurchases and acquisitions during fiscal 2004, compared to $900 million of share repurchases and acquisitions in fiscal 2003. Our cash position remains strong and, as previously discussed, our liquidity in the United States may improve in fiscal 2005 due to HP's alternatives under the repatriation provisions of the Jobs Act.

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Net cash provided by operating activities	$5,088	$6,057	$5,444
Net cash (used in) provided by investing activities	(2,454)	(1,512)	3,118
Net cash used in financing activities	(4,159)	(1,549)	(1,567)

Net (decrease) increase in cash and cash equivalents	$(1,525)	$2,996	$6,995

Key Performance Metrics

	October 31
	2004	2003	2002
Days of sales outstanding in accounts receivable	43	40	42
Days of supply in inventory	39	37	40
Days of purchases outstanding in accounts payable	(52)	(56)	(47)

Cash conversion cycle	30	21	35

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing inventory by a 90-day average cost of goods sold.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing accounts payable by a 90-day average cost of goods sold.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days from the purchase of raw materials, to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

2004 Compared to 2003

Operating Activities

        Net cash provided by operating activities declined by 16% during fiscal 2004. Although our cash position benefited from higher earnings, lower payments for restructuring actions and decreased pension and other post-retirement contributions, these improvements were not sufficient to offset the increase in the cash conversion cycle, which rose to 30 days in fiscal 2004 compared to 21 days in fiscal 2003.

        The lengthening of the cash conversion cycle was due largely to a $2.3 billion increase in accounts receivable and inventory at October 31, 2004 as compared to the prior year and the timing of accounts payable payments. Accounts receivable was impacted unfavorably by currency fluctuations as the U.S. dollar weakened against the euro and a change in the mix of the accounts receivable portfolio. The October 31, 2004 portfolio included a larger portion of U.S. retail and European direct receivables, which generally have longer payment terms compared to the shorter payment terms of commercial receivables. Higher inventory levels at October 31, 2004 reflect planned increases in certain inventories in preparation for the 2004 holiday season as well as a change in the timing of new product rollouts, particularly within IPG and PSG. HP introduced these products on a staggered basis during the latter half of fiscal 2004, with certain IPG products rolled out in the first month of fiscal 2005, as compared to the more focused marketing rollout in the third quarter of fiscal 2003. In addition, ESS inventory levels increased due primarily to backlog associated with industry standard servers, which occurred as a result of component availability at quarter end.

Investing Activities

        Net cash used in investing activities rose by 62% primarily due to $1.1 billion spent for several business acquisitions, including Triaton GmbH, Synstar plc and Digital GlobalSoft Limited, during fiscal 2004 as compared to the $149 million spent on acquisitions in fiscal 2003. Capital expenditures increased only slightly, by 7%, during fiscal 2004, with the increase mostly offset by asset disposition activities.

Financing Activities

        The significant increase in net cash used in financing activities during fiscal 2004 resulted from a higher level of share repurchases compared to fiscal 2003. The increase in share repurchases during 2004 reflects our confidence in our long-term growth and profitability. We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and for other purposes. This program authorizes repurchases in the open market or in private transactions. During fiscal year 2004 HP's Board of Directors authorized $5.0 billion for future repurchases of outstanding shares, including $3.0 billion authorized in the fourth quarter of fiscal 2004. We completed share repurchases of approximately 172 million shares for $3.3 billion in fiscal 2004, including approximately 72 million shares under an accelerated share repurchase program, as compared to repurchases of 40 million shares for $751 million in fiscal 2003. In November 2004, the first quarter of fiscal 2005, we closed the accelerated share repurchase program for a final average purchase price of $18.82 per share. At the price levels at which we have been repurchasing shares, we believe the HP shares represent an attractive investment. We intend to continue to repurchase shares opportunistically as a means of returning cash to stockholders as well as offsetting dilution from the issuance of shares under employee benefit plans. As of October 31, 2004, we had remaining authorization of approximately $2.9 billion for future share repurchases.

        Proceeds from the issuance of stock options and shares sold to employees under the stock purchase plan were $570 million, or 18% higher in fiscal 2004 compared to fiscal 2003, mainly because of higher overall market prices during fiscal 2004. Also during fiscal 2004, borrowing activity as compared to the prior fiscal year was significantly reduced. Net debt repayments in fiscal 2004 totaled $448 million and reflected lower net levels of commercial paper borrowings and current maturities payable. Fiscal 2003 borrowings activity included the issuance of debt as well as repayments, which on a net repayment basis totaled $303 million.

2003 Compared to 2002

Operating Activities

        The increase in net cash provided by operations in fiscal 2003 as compared to fiscal 2002 resulted primarily from higher earnings compared to a loss in fiscal 2002, as well as an increase in accounts payable. Improved management of the payables function and a contract manufacturing transition for some of our laptop products to China contributed to the increase in accounts payable at the end of fiscal 2003. Increases in inventory, continued severance payments through our restructuring programs, pension contributions and increases in receivables from contract manufacturers offset partially the increases in cash flow provided from operations.

Investing Activities

        The change in net cash flows from investing activities from fiscal 2003 as compared to fiscal 2002 was due primarily to the $3.6 billion of cash acquired in the Compaq acquisition in fiscal 2002, as well as $879 million recorded upon the dissolution of our equity method investment in Liquidity Management Corporation ("LMC"), when it became a wholly-owned subsidiary on November 1, 2001. In addition, net capital expenditures were $1.6 billion in fiscal 2003 as compared to $1.3 billion in fiscal 2002. Capital expenditure increases in fiscal 2003 related mainly to assets under lease by HPFS to third parties and to continued investment in IPG manufacturing equipment. In fiscal 2002, capital expenditures related primarily to financing assets and manufacturing investments across our businesses. HPFS capital expenditures in fiscal 2003 and fiscal 2002 increased primarily as a result of the acquisition of Compaq in the third quarter of fiscal 2002.

Financing Activities

        The slight decrease in net cash used in financing activities in fiscal 2003 as compared to fiscal 2002 was due primarily to a decrease in net repayments of total debt to approximately $303 million in fiscal 2003 compared to net repayments of $472 million in fiscal 2002 and, to a lesser extent, from an increase in cash generated by issuances of common stock under various employee stock plans. These increases were offset in part by an increase in repurchases of approximately 40 million shares for $751 million in fiscal 2003 and 40 million shares for $671 million in fiscal 2002.

LIQUIDITY

        As previously discussed, we use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support business operations, capital expenditures and the payment of stockholder dividends, in addition to a level of discretionary investments and share repurchases. We are able to supplement this near term liquidity, if necessary, with broad access to capital markets and credit line facilities through various foreign subsidiaries as well as with U.S. financial institutions.

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities and the overall cost of capital. Outstanding debt at fiscal year end 2004 decreased to $7.1 billion as compared to $7.6 billion at fiscal year end 2003, bearing weighted average interest rates of 5.3% and 5.2%, respectively. Short-term borrowings increased to $2.5 billion at October 31, 2004 from $1.1 billion at October 31, 2003. The increase reflects $1.5 billion of Global Notes maturing in 2005. In addition, during fiscal 2004, we issued $4.1 billion and repaid $4.3 billion of commercial paper. HP did not issue long-term debt during fiscal 2004, although HP assumed insignificant amounts in association with our acquisitions.

        We entered into a six-year revolving agreement during the third quarter of fiscal 2004 to sell certain trade receivables without recourse. Sold receivables are then collected by the third party, with the sales of receivables limited only by the outstanding maximum balance of receivables not yet collected by the third party. Trade receivables of approximately 680 million euros were sold during fiscal 2004, primarily during the fourth quarter. As of October 31, 2004, the aggregate receivables sold but not yet collected by the third party were approximately 253 million euros, compared to the maximum amount of 600 million euros permitted under the agreement at that date. The implementation of this agreement did not have a material impact on HP's DSO as utilization of this program was limited to certain customer receivables that HP already managed under an alternative prompt payment program. Fees associated with this program do not differ materially from the cash discounts offered to these customers under the alternative prompt payment program.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At October 31, 2004
	Original Amount Available
		Used	Available
	In millions
2002 registration statement
Debt, global securities and up to $1,500 of Series B Medium Term Notes	$3,000	$2,000	$1,000
Euro Medium Term Notes	3,000	954	2,046
U. S. Credit Facilities
Expiring March 2005	1,500	—	1,500
Expiring March 2009	1,500	—	1,500
Lines of credit	2,566	103	2,463
Commercial paper programs
U.S.	4,000	—	4,000
Euro	500	306	194

	$16,066	$3,363	$12,703

        The securities issuable under the 2002 registration statement include notes with due dates of nine months or more from issuance. HP uses U.S. credit facilities for general corporate purposes, including to support our U.S. commercial paper program. We have begun talks with lenders to renegotiate or replace the 364-day credit facility expiring in March 2005. The lines of credit are uncommitted and are primarily available through various foreign subsidiaries.

        We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit or, in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statement and our Euro Medium-Term Note Programme or our credit facilities.

        HP, and not the HPFS financing business, issued or assumed the vast majority of HP's total outstanding debt. HPFS is a financial services organization and, like other financial services companies, has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At October 31, 2004, HPFS had approximately $7.1 billion in net portfolio assets, which include short- and long-term financing receivables and operating lease assets.

Contractual Obligations

        The impact that our contractual obligations as of October 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	In millions
Long-term debt, including capital lease obligations(1)	$6,668	$1,861	$3,175	$565	$1,067
Operating lease obligations	2,181	521	759	541	360
Purchase obligations(2)	1,007	452	287	150	118
Restructuring-related obligations(3)	294	195	59	23	17

Total	$10,150	$3,029	$4,280	$1,279	$1,562

(1)
Amounts represent the expected cash payments of our long-term debt and include the fair value adjustment. Included in our long-term debt are approximately $54 million of capital lease obligations that are secured by certain equipment.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

(3)
As a result of our approved restructuring plans, we expect future cash expenditures of approximately $294 million, primarily for employee severance and other employee benefits and facilities costs. Of this amount, $288 million is recorded on our Consolidated Balance Sheet at October 31, 2004, and $6 million will be expensed in future periods as the costs are incurred or the requirements to record the costs as a liability are met.

        In addition to the contractual obligations noted in the table above, we also have the following funding commitments.

        In fiscal 2004, we made contributions of approximately $564 million to our pension plans and $49 million to our post-retirement benefit plans, for a total of $613 million, compared to a total of approximately $1.2 billion in fiscal 2003. We estimate that we will contribute a total of approximately $910 million to the pension and post-retirement plans during fiscal 2005. Our funding policy is to contribute cash to our pension plans so that we meet the minimum contribution requirements, as established by local government funding and taxing authorities. In the current fiscal year, we will continue to contribute cash to our global pension plans in amounts that are consistent with local funding requirements and tax considerations.

        We issued approximately 53 million non-transferable contingent value rights ("CVRs") in connection with our acquisition of Indigo that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with CVRs as of October 31, 2004.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2004, we are not involved in any material unconsolidated SPE transactions.

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

        The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position. In addition, in the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of the problem and to determine appropriate solutions. However, we may have limited ability to control quality issues, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch"), we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could have a material adverse effect on our operating results.

If we do not effectively manage our product and services transitions, our revenue may suffer.

        Many of the industries in which we compete are characterized by rapid technological advances in hardware performance, software functionality and features; frequent introduction of new products; short product life cycles; and continual improvement in product price characteristics relative to product performance. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be supported adequately by application software. Our revenue and gross margin also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales, or result in discounting, of some of our current offerings, offsetting the benefit of even a successful introduction. There also may be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions that we must manage. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates, and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materialize, future demand for our products and services and our results of operations may suffer.

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

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and constrained IT spending has previously resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic downturns also may lead to restructuring actions and associated expenses and impairment of investments. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

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

  •
  natural disasters, such as earthquakes, tsunamis and typhoons; and

  •
  medical disasters, such as Severe Acute Respiratory Syndrome.

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

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake and related natural disasters. In addition, some areas, including California and parts of the East Coast and Midwest of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. We are predominantly self-insured for losses and interruptions caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions and other natural or manmade disasters.

If we fail to manage distribution of our products and services properly, our revenue, gross margin and profitability could suffer.

        We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both direct and indirect sales to both enterprise accounts and consumers. Successfully managing the interaction of our direct and indirect channel efforts to reach all of the potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore profitability. Other distribution risks are described below.

  •
  Our financial results could be materially adversely affected due to channel conflicts or if the financial conditions of our channel partners were to weaken.

    Our future operating results may be adversely affected by any conflicts that might arise between our various sales channels, the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Revenue from indirect sales could suffer and we could experience disruptions in distribution if our distributors' financial conditions or operations weaken.

  •
  Our inventory management will be complex as we continue to sell a significant mix of products through distributors.

    We must manage inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing issues. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods may reduce visibility to demand and pricing issues, and therefore make forecasting more difficult. If we have excess inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. We also may have limited ability to estimate future product rebate redemptions in order to price our products effectively.

We depend on third party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly.

        Our manufacturing operations depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver sufficient quantities of quality components and products at reasonable prices in time for us to meet critical manufacturing and distribution schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. We also rely on third party suppliers for the provision of contingent workers, and our failure to manage our use of such workers effectively could adversely affect our results of operations. We also could be exposed to various legal claims relating to their status. Other supplier problems that we could face include component shortages, excess supply and risks related to fixed-price contracts that would require us to pay more than the open market price, as described below.

  •
  Shortages.    Occasionally we may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints or other problems experienced by suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

  •
  Long-term pricing commitments.    As a result of binding price or purchase commitments with vendors, we may be obligated to purchase supplies or services or to retain workers at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase supplies or to retain workers for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or workers at lower prices, and our gross margin could suffer. Our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. In addition, new products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. The performance of such single source suppliers may affect the quality, quantity and price of supplies to HP.

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

        Our revenue and profit margins vary among our products and services, customer groups and geographic markets and therefore will be different in future periods than our current revenue and profit margins. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, IPG and certain of its business units such as printer supplies contribute significantly to our profitability. Certain segments, and ESS in particular, have a higher fixed cost structure than others and may experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may necessitate adjustments to our operations.

Unanticipated changes in HP's tax rates or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, in the valuation of deferred tax assets and liabilities or in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Further, if we elect to repatriate cash held outside the United States pursuant to The American Jobs Creation Act of 2004, our tax rate may increase even if by a lesser amount than without such legislation.

Our sales cycle makes planning and inventory management difficult and future financial results less predictable.

        Our quarterly sales have reflected a pattern in which a disproportionate percentage of such quarters' total sales occur toward the end of such quarter, and this trend has become more pronounced in recent periods. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the U.S. government) are often stronger in the third calendar quarter, consumer sales are often stronger in the fourth calendar quarter, and many customers whose fiscal and calendar years are the same spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Overall, our third fiscal quarter is typically our weakest and our fourth fiscal quarter our strongest. Many of the factors that create and affect seasonal trends are beyond our control.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq acquisition and other cost alignment efforts, we announced workforce restructurings as well as reductions through our early retirement programs involving approximately 26,200 employees worldwide in fiscal 2003 and 2002. Hiring in key areas offset some of these workforce reductions. We expect additional workforce reductions in the first half of 2005, and we may have further workforce reductions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

In order to be successful, we must retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. In particular, hiring and retaining qualified engineers, skilled solutions providers in the IT support business and qualified sales representatives is critical to our future. Competition for experienced management and technical, sales, marketing and support personnel in the IT industry can be intense. The loss of key employees could have a significant impact on our operations and stock price. We also must continue to motivate employees and keep them focused on HP's strategies and goals.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation could adversely affect earnings.

        We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of HP's employee stock options have had exercise prices in excess of HP's stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require HP and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

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

  •
  changes in quarterly revenue or earnings estimates by the investment community and variations between actual and anticipated financial results; and

  •
  speculation in the press or investment community about our strategic position, financial condition, financial reporting, results of operations, business acquisitions or significant transactions.

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

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work. In particular, in connection with the Compaq integration, we are in the process of implementing new general ledger, order management and data warehouse systems to replace our current systems. As a part of this effort, we are rationalizing various legacy systems, upgrading existing software applications and implementing new data management applications to administer our business information. We may not be successful in implementing the new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of the new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our business segment results, our financial position and cash flows. Disruptions to these systems also could adversely impact our ability to fulfill orders and interrupt other operational processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

Any failure by us to manage acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.

        As part of our business strategy, we frequently engage in discussions with third parties regarding, and enter into agreements relating to, possible acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions in order to further our business objectives, and in many cases, to manage our product and technology portfolios. In order to pursue this strategy successfully, we must identify suitable candidates for these transactions, complete these transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of acquisitions, strategic alliances, joint ventures and outsourcing transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. However, if we fail to identify and complete successfully transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue and selling, general and administrative expenses. Integration issues are complex, time-consuming and expensive and, without proper planning and implementation, could significantly disrupt our business. The challenges involved in integration include:

  •
  combining product offerings and entering into new markets in which we are not experienced;

  •
  convincing customers and distributors that the transaction will not diminish client service standards or business focus, preventing customers and distributors from deferring purchasing decisions or switching to other suppliers (which could result in our incurring additional obligations in order to address customer uncertainty), and coordinating sales, marketing and distribution efforts;

  •
  consolidating and rationalizing corporate IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;

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

        We evaluate and enter into significant transactions, including acquisitions, strategic alliances, joint ventures, divestitures and outsourcing agreements, on an ongoing basis. We may not fully realize all of the anticipated benefits of any transaction to the extent anticipated, and the timeframe for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for significant transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

        Managing acquisitions, outsourcing transactions, strategic alliances, joint ventures, and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, IPR&D charges, inventory adjustments, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain and extraordinary transactions could impact our effective tax rate. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Unforeseen environmental costs could impact our future net earnings.

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed for China. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We also could face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. This deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the "WEEE Legislation"), and producers are to financially responsible under the WEEE Legislation beginning in August 2005. HP's potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other geographies, including in the United States and Japan, the cumulative impact of which could be significant. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our financial position results of operations. Our risk management strategy with respect to these three market risks includes the use of derivative financial instruments. We use derivatives only to manage existing underlying exposures of HP. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy, and a sensitivity analysis estimating the effects of changes in fair values for each of these exposures are outlined below.

Foreign currency exchange rate risk

        During the preceding fiscal year, we were exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant to our operations for the preceding fiscal year were the euro, the Japanese yen and the British pound. For most currencies we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where HP is a net receiver, certain expense figures taken alone may be adversely affected by a weaker U.S. dollar. We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, HP may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. HP also uses other derivatives not designated as hedging instruments under SFAS No. 133, consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. HP recognizes the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. Alternatively, HP may choose not to hedge the foreign currency risk associated with its foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency.

        We have performed a sensitivity analysis as of October 31, 2004 and 2003, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates used were based on market rates in effect at October 31, 2004 and 2003. The sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in the fair values of our foreign exchange derivative financial instruments, net of exposures, of $71 million at October 31, 2004 and $96 million at October 31, 2003.

Interest rate risk

        During the preceding fiscal year, we also were exposed to interest rate risk related to our debt and investment portfolios and financing receivables. HP issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. HP then typically uses interest rate swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest. The swap transactions generally involve the exchange of fixed for floating interest payments. However, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if the fixed rate positions provide a more beneficial relationship between assets and liabilities. In order to hedge the fair value of certain fixed-rate investments, HP periodically may enter into interest rate swaps that convert fixed interest returns into variable interest returns. HP uses cash flow hedges to hedge the variability of LIBOR-based interest income received on certain variable-rate investments. HP also enters into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns.

        We have performed a sensitivity analysis as of October 31, 2004 and 2003, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analysis covers our debt, investment instruments, financing receivables and interest rate swaps. The analysis uses actual maturities for the debt, investments and interest rate swaps and approximate maturities for financing receivables. The discount rates used were based on the market interest rates in effect at October 31, 2004 and 2003. The sensitivity analysis indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt and investment instruments and financing receivables, net of interest rate swap positions, of $2 million at October 31, 2004 and $7 million at October 31, 2003.

Equity price risk

        During the preceding fiscal year, we also were exposed to equity price risk inherent in our portfolio of publicly-traded equity securities, which had an estimated fair value of $70 million at October 31, 2004 and $97 million at October 31, 2003. We monitor our equity investments on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and the decline in value is determined to be other-than temporary, the carrying value is reduced to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. However, we may use derivative transactions to hedge certain positions from time to time. We do not purchase our equity securities with the intent to use them for trading or speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair values of our marketable equity securities of $21 million at October 31, 2004 and $29 million at October 31, 2003. The aggregate cost of privately-held companies and other investments is $388 million at October 31, 2004 and $577 million at October 31, 2003.

        Actual gains and losses in the future may differ materially from the sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures and hedges.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, on November 1, 2002 the Company changed its method of accounting for goodwill and intangible assets and in 2002 the Company changed its method of depreciation for assets placed in service after May 1, 2002.

/s/ ERNST & YOUNG LLP
San Jose, California November 16, 2004

Statement of Management Responsibility

        HP's management is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and other financial information included in HP's 2004 Annual Report on Form 10-K. The Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

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

        HP's Consolidated Financial Statements as of and for each of the three years in the period ended October 31, 2004 have been audited by Ernst & Young LLP, independent auditors. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included a review of financial controls and tests of accounting records and procedures as they respectively considered necessary in the circumstances.

        The Audit Committee of the Board of Directors, which is composed entirely of independent directors, meets regularly with management, the internal auditors and the independent auditors to review accounting, reporting, auditing and internal control matters. The Audit Committee has direct and private access to both internal and external auditors.

/s/ CARLETON S. FIORINA	/s/ ROBERT P. WAYMAN
Carleton S. Fiorina	Robert P. Wayman
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

	For the fiscal years ended October 31
	2004	2003	2002
	In millions, except per share amounts
Net revenue:
Products	$64,127	$58,826	$45,878
Services	15,389	13,768	10,390
Financing income	389	467	320

Total net revenue	79,905	73,061	56,588

Costs and expenses:
Cost of products	48,359	43,619	34,127
Cost of services	11,791	10,031	7,477
Financing interest	190	208	189
Research and development	3,506	3,651	3,368
Selling, general and administrative	11,024	11,012	8,763
Amortization of purchased intangible assets	603	563	402
Restructuring charges	114	800	1,780
Acquisition-related charges	54	280	701
In-process research and development charges	37	1	793

Total costs and expenses	75,678	70,165	57,600

Earnings (loss) from operations	4,227	2,896	(1,012)

Interest and other, net	35	21	52
Gains (losses) on investments and early extinguishment of debt	4	(29)	(75)
Dispute settlement	(70)	—	14

Earnings (loss) before taxes	4,196	2,888	(1,021)
Provision for (benefit from) taxes	699	349	(118)

Net earnings (loss)	$3,497	$2,539	$(903)

Net earnings (loss) per share:
Basic	$1.16	$0.83	$(0.36)

Diluted	$1.15	$0.83	$(0.36)

Weighted average shares used to compute net earnings (loss) per share:
Basic	3,024	3,047	2,499

Diluted	3,055	3,063	2,499

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31
	2004	2003
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$12,663	$14,188
Short-term investments	311	403
Accounts receivable	10,226	8,921
Financing receivables	2,945	3,026
Inventory	7,071	6,065
Other current assets	9,685	8,351

Total current assets	42,901	40,954

Property, plant and equipment	6,649	6,482
Long-term financing receivables and other assets	6,657	8,030
Goodwill	15,828	14,894
Purchased intangible assets	4,103	4,356

Total assets	$76,138	$74,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,511	$1,080
Accounts payable	9,377	9,285
Employee compensation and benefits	2,208	1,755
Taxes on earnings	1,709	1,599
Deferred revenue	2,958	2,496
Accrued restructuring	193	709
Other accrued liabilities	9,632	8,545

Total current liabilities	28,588	25,469

Long-term debt	4,623	6,494
Other liabilities	5,363	5,007
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,911 and 3,043 shares issued and outstanding, respectively)	29	30
Additional paid-in capital	22,129	24,587
Retained earnings	15,649	13,332
Accumulated other comprehensive loss	(243)	(203)

Total stockholders' equity	37,564	37,746

Total liabilities and stockholders' equity	$76,138	$74,716

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Cash flows from operating activities:
Net earnings (loss)	$3,497	$2,539	$(903)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,395	2,527	2,119
Provision for doubtful accounts—accounts and financing receivables	98	102	299
Provision for inventory	367	391	280
Restructuring charges	114	800	1,780
Acquisition-related charges, including in-process research and development	91	281	1,494
Deferred taxes on earnings	26	(279)	(351)
Other, net	89	141	234
Changes in assets and liabilities:
Accounts and financing receivables	(696)	88	899
Inventory	(1,341)	(638)	844
Accounts payable	3	2,257	395
Taxes on earnings	(32)	53	(357)
Restructuring	(601)	(1,240)	(790)
Other assets and liabilities	1,078	(965)	(499)

Net cash provided by operating activities	5,088	6,057	5,444

Cash flows from investing activities:
Investment in property, plant and equipment	(2,126)	(1,995)	(1,710)
Proceeds from sale of property, plant and equipment	447	353	362
Purchases of investments	(715)	(596)	(351)
Maturities and sales of investments	1,064	875	381
(Payments made) net cash acquired in connection with business acquisitions, net of acquisition costs	(1,124)	(149)	3,557
Dissolution of an equity investee	—	—	879

Net cash (used in) provided by investing activities	(2,454)	(1,512)	3,118

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(172)	(223)	(2,402)
Issuance of debt	9	749	2,529
Payment of long-term debt	(285)	(829)	(472)
Repurchase of zero-coupon subordinated convertible notes	—	—	(127)
Issuance of common stock under employee stock plans	570	482	377
Repurchase of common stock	(3,309)	(751)	(671)
Dividends	(972)	(977)	(801)

Net cash used in financing activities	(4,159)	(1,549)	(1,567)

(Decrease) increase in cash and cash equivalents	(1,525)	2,996	6,995
Cash and cash equivalents at beginning of period	14,188	11,192	4,197

Cash and cash equivalents at end of period	$12,663	$14,188	$11,192

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total
	In millions, except number of shares in thousands
Balance October 31, 2001	1,938,828	$19	$200	$13,693	$41	$13,953
Net loss				(903)		(903)
Net unrealized loss on available-for-sale securities					(9)	(9)
Net unrealized loss on cash flow hedges					(61)	(61)
Minimum pension liability, net of taxes					(379)	(379)
Cumulative translation adjustment					7	7

Comprehensive loss						(1,345)

Issuance of common stock and options assumed in connection with business acquisitions	1,114,673	11	24,706			24,717
Issuance of common stock in connection with employee stock plans and other	29,855		388			388
Repurchases of common stock	(39,623)		(655)	(16)		(671)
Tax benefit from employee stock plans			21			21
Dividends				(801)		(801)

Balance October 31, 2002	3,043,733	30	24,660	11,973	(401)	36,262
Net earnings				2,539		2,539
Net unrealized gain on available-for-sale securities					33	33
Net unrealized loss on cash flow hedges					(48)	(48)
Minimum pension liability, net of taxes					211	211
Cumulative translation adjustment					2	2

Comprehensive income						2,737

Issuance of common stock in connection with employee stock plans and other	38,808		451			451
Repurchases of common stock	(39,780)		(548)	(203)		(751)
Tax benefit from employee stock plans			24			24
Dividends				(977)		(977)

Balance October 31, 2003	3,042,761	30	24,587	13,332	(203)	37,746
Net earnings				3,497		3,497
Net unrealized loss on available-for-sale securities					(20)	(20)
Net unrealized loss on cash flow hedges					(28)	(28)
Minimum pension liability, net of taxes					(13)	(13)
Cumulative translation adjustment					21	21

Comprehensive income						3,457

Assumption of stock options in connection with business acquisitions			15			15
Issuance of common stock in connection with employee stock plans and other	40,467		592			592
Repurchases of common stock	(172,468)	(1)	(3,100)	(208)		(3,309)
Tax benefit from employee stock plans			35			35
Dividends				(972)		(972)

Balance October 31, 2004	2,910,760	$29	$22,129	$15,649	$(243)	$37,564

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

  Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Hewlett-Packard Company, its wholly-owned subsidiaries and its controlled majority-owned subsidiaries (collectively, "HP"). Equity investments in companies over which HP has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for under the equity method, and HP's proportionate share of income or losses is recorded in Interest and other, net in the Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated.

  Reclassifications and Segment Reorganization

        Certain reclassifications have been made to prior year amounts or balances in order to conform to the current year presentation. The long-term portion of deferred revenue previously classified as current deferred revenue has been reclassified to Other liabilities, and the prior year presentation also has been reclassified for comparative purposes. This reclassification did not impact HP's consolidated net revenue and also had no impact on HP's Consolidated Statements of Operations, Consolidated Statements of Cash Flows or Consolidated Statements of Stockholders' Equity for all periods presented. As further described in Note 18, at the beginning of the first quarter of fiscal 2004 HP's business segments were realigned. Prior period segment operating results have been restated for all periods presented to reflect the new organizational structure.

  Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Revenue Recognition

        HP recognizes revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, HP allocates revenue to each element based on its relative fair value. Fair value for software is determined based on vendor specific objective evidence ("VSOE") or, in the absence of VSOE for all the elements, the residual method when VSOE exists for all the undelivered elements. The price charged when the software is sold separately determines VSOE. In the absence of fair value for a delivered element, HP first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, HP defers revenue for the delivered elements until the undelivered elements are delivered. HP limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

        HP ceases revenue recognition on delinquent accounts based upon a number of factors, including customer credit history, number of days past due and the terms of the customer agreement. HP resumes revenue recognition and recognizes any associated deferred revenue when appropriate customer actions are taken to remove accounts from delinquent status.

  Products

        Under HP's standard terms and conditions of sale, HP transfers title and risk of loss to the customer at the time product is delivered to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. HP reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by HP directly or with HP's distributors and resellers. HP recognizes revenue allocated to software licenses at the inception of the license. Revenue from the sale of equipment under sales-type leases and direct-financing leases is recorded as product revenue at the inception of the lease. HP accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time HP recognizes revenue.

  Services

        HP recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract support contracts, ratably over the contract period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue and costs as services are rendered. Revenue from fixed-price consulting arrangements is recognized over the contract period on a proportional performance basis, as determined by the relationship of actual costs incurred to date to the estimated total contract costs, with estimates regularly revised during the life of the contact. For outsourcing contracts, HP recognizes revenue ratably over the contractual service period for fixed price contracts and on the output or consumption basis for all other outsourcing contracts. HP recognizes costs associated with outsourcing contracts as incurred, unless such costs relate to the transition phase of the outsourcing contract, in which case HP generally amortizes those costs over the contractual service period. Losses on consulting and outsourcing arrangements are recognized in the period that the contractual loss becomes probable and estimable. HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. HP records revenue that is earned and recognized in excess of amounts invoiced on fixed-price contracts as trade receivables. HP recognizes revenue from operating leases on an accrual basis as services revenue when the rental payments become due.

  Financing Income

        Financing income is produced by sales-type and direct-financing leases and is recognized on the accrual basis under the effective interest method. Certain financing receivables for which HP recorded specific reserves are placed on nonaccrual status. Nonaccrual assets are those receivables with specific reserves and other delinquent accounts for which it is likely that HP will be unable to collect all amounts due according to the terms of the customer agreement. Income recognition is discontinued on these receivables. Financing receivables are removed from nonaccrual status when appropriate customer actions are taken to remove the accounts from delinquent status.

  Shipping and Handling

        Costs related to shipping and handling are included in cost of sales for all periods presented.

  Advertising

        Advertising costs are expensed as incurred or when the advertising is first run and totaled approximately $1.8 billion in each of fiscal 2004 and 2003 and $1.4 billion in fiscal 2002.

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

  Cash and Cash Equivalents

        HP classifies investments as cash equivalents if the maturity of an investment is three months or less from the purchase date. Interest income was approximately $238 million in fiscal 2004, $240 million in fiscal 2003 and $241 million in fiscal 2002.

  Allowance for Doubtful Accounts

        HP establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectibility. Bad debt reserves are maintained based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors and the financial condition of customers. A specific reserve for individual accounts is recorded when HP becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted.

  Inventory

        Inventory is valued at the lower of cost or market, with cost computed on a first-in, first-out basis.

  Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is provided using straight-line or accelerated methods over the estimated useful lives of the assets. Estimated useful lives are 5 to 40 years for buildings and improvements and 3 to 10 years for machinery and equipment. Leasehold improvements are depreciated over the life of the lease or the asset, whichever is shorter. Equipment held for lease is depreciated over the initial term of the lease to the equipment's estimated residual value.

        HP uses the straight-line method of depreciation for all property, plant and equipment placed into service after April 30, 2002. Property, plant and equipment placed into service prior to May 1, 2002 is depreciated using accelerated methods for buildings, improvements and the majority of machinery and equipment. The effect of this change was not material to HP's earnings or financial position for the fiscal year ended October 31, 2002.

  Goodwill and Indefinite-Lived Purchased Intangible Assets

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was effective for HP for fiscal 2003, prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. HP reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142. HP performs a two-step impairment test. In the first step, HP compares the fair value of each reporting unit to its carrying value. HP determines the fair value of its reporting units based on a weighting of income and market approaches. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, HP estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then HP must perform the second step impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, HP records an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. HP estimates the fair value of these intangible assets using an income approach. HP recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

  Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

        Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, ranging from one to ten years.

        Long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." HP assesses the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, HP reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

  Capitalized Software

        HP capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces, and installation and testing of the software. Capitalized costs are amortized over the estimated useful lives of the software, generally from one to three years.

  Derivative Financial Instruments

        HP uses derivative financial instruments, including forwards, swaps, and options, to hedge certain foreign currency and interest rate exposures. Other derivatives not designated as hedges may also be used by HP, primarily forwards used to hedge foreign currency balance sheet exposures and warrants in companies invested in as part of strategic relationships. HP does not use derivative financial instruments for speculative purposes. See Note 8 for a full description of HP's derivative financial instrument activities and related accounting policies.

  Investments

        HP's investments consist principally of time deposits, repurchase agreements, municipal securities, other debt securities and equity securities of publicly-held and privately-held companies. Investments with maturities of less than one year are classified as short-term investments.

        HP's investments in debt securities and its equity investments in public companies are classified as available-for-sale securities and carried at fair value. Fair values for investments in public companies are determined using quoted market prices. The unrealized gains and losses on available-for-sale securities, net of taxes, are recorded in accumulated other comprehensive loss.

        Equity investments in privately-held companies are carried at the lower of cost or fair value. Fair values for investments in privately-held companies may be estimated based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates; liquidation values; the values of recent rounds of financing; and quoted market prices of comparable public companies.

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

        The declines in value of certain investments were determined to be other-than-temporary. Accordingly, HP recorded impairments of approximately $26 million in fiscal 2004, $72 million in fiscal 2003 and $106 million in fiscal 2002. These impairments are included in Gains (losses) on investments and early extinguishment of debt in the Consolidated Statements of Operations. Depending on market conditions, HP may record additional impairments on its investment portfolio in the future.

  Concentrations of Credit Risk

        Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash, investments, accounts receivable, financing receivables and derivatives.

        HP maintains cash and cash equivalents, short and long-term investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographical regions, and HP's policy is designed to limit exposure with any one institution. As part of its cash and risk management processes, HP performs periodic evaluations of the relative credit standing of the financial institutions. HP has not sustained material credit losses from instruments held at financial institutions. HP utilizes forward contracts and other derivative contracts to protect against the effects of foreign currency fluctuations. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors and resellers deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances collectively, which were concentrated primarily in North America, represented approximately 23% of gross accounts receivable at October 31, 2004 and 21% at October 31, 2003. No single customer accounts for more than 10% of accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. HP generally has experienced longer accounts receivable collection cycles in its emerging markets, in particular Asia Pacific and Latin America, when compared to its United States and European markets. In the event that accounts receivable collection cycles in the emerging markets significantly deteriorate or one or more of HP's larger resellers in these regions fail, HP's operating results could be adversely affected.

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

        HP has determined pro forma amounts as if the fair value method required by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to its stock-based compensation. See Note 13 for descriptions of HP's stock-based compensation plans. The fair value of stock options and stock purchase rights were estimated on the date of grant using the Black-Scholes option pricing model.

The weighted average fair values and the assumptions used in calculating such values during each fiscal year were as follows:

	Stock Options			Stock Purchase Rights
	2004	2003	2002	2004	2003	2002
Weighted average fair value of grants	$6.72	$5.15	$8.64	$4.95	$5.92	$5.81
Risk-free interest rate	2.77%	3.23%	4.84%	1.11%	1.21%	1.94%
Dividend yield	1.4%	1.8%	1.8%	1.5%	1.9%	1.9%
Expected volatility	35%	35%	39%	28%	47%	54%
Expected life in months	60	72	84	6	6	6

        The pro forma effect on net earnings (loss) as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the fiscal years ended October 31:

	2004	2003	2002
	In millions, except per share amounts
Net earnings (loss), as reported	$3,497	$2,539	$(903)
Add: Stock-based compensation included in reported net earnings (loss), net of related tax effects	33	30	85
Less: stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(751)	(844)	(860)

Pro forma net earnings (loss)	$2,779	$1,725	$(1,678)

Basic net earnings (loss) per share:
As reported	$1.16	$0.83	$(0.36)

Pro forma	$0.92	$0.57	$(0.67)

Diluted net earnings (loss) per share:
As reported	$1.15	$0.83	$(0.36)

Pro forma	$0.91	$0.56	$(0.67)

  Foreign Currency Transactions

        HP uses the U.S. dollar predominately as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at end-of-period exchange rates, except for inventory, property, plant and equipment, other assets and deferred revenue, which are remeasured at historical exchange rates. Net revenue, cost of sales and expenses are remeasured at average exchange rates in effect during each period, except for those net revenue, cost of sales and expenses related to the previously noted balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency remeasurement are included in net earnings (loss). Certain foreign subsidiaries designate the local currency as their functional currency and the translation of their assets and liabilities into U.S. dollars at the balance sheet dates are recorded as translation adjustments and included as a component of accumulated other comprehensive income (loss).

  Retirement and Post-Retirement Plans

        HP has various defined benefit, defined contribution and other contributory and noncontributory retirement and post-retirement plans. HP amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for all plans is September 30 for fiscal 2004 and fiscal 2003. During fiscal 2002, the measurement dates were October 31 for HP plans and September 30 for Compaq plans. See Note 15 for a full description of these plans and the accounting and funding policies.

  Recent Pronouncements

        FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. HP has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, HP has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

        In May 2004, the FASB issued FSP No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Medicare Act"). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. HP has concluded that the prescription drug benefits provided under its plans are at least actuarially equivalent to the prescription drug benefits offered under Medicare Part D.

        FSP 106-2 provides that: (1) the effect of the federal subsidy should be accounted for as an actuarial experience gain; (2) since the federal subsidy is exempt from federal taxes, any plan-related temporary income tax difference should exclude the effect of the subsidy; and (3) the effective date of FSP 106-2 is the first interim or annual period beginning after June 15, 2004, with early adoption encouraged.

        In the third quarter of fiscal 2004, HP adopted FSP 106-2 retroactive to December 2003, the date of the enactment of the Medicare Act. As the annual measurement date for HP's U.S. postretirement benefit plans is September 30, HP's 2004 fiscal year expense is impacted by approximately 10 months. The expected subsidy reduced HP's accumulated postretirement benefit obligation by approximately

$133 million, which HP recognized as a reduction in the unrecognized net actuarial loss. HP amortizes the unrecognized net actuarial loss over the average remaining service life of HP's employees eligible for postretirement benefits. The adoption of FSP 106-2 also affects service and interest costs associated with the plans and reduced the net periodic postretirement cost by approximately $10 million in fiscal 2004. The expense amounts shown in Note 15 reflect the effects of the early adoption of FSP 106-2. HP may adjust these amounts in the future, as detailed regulations necessary to implement the Medicare Act have not been issued.

        The adoption of the following recent accounting pronouncements did not have a material impact on HP's results of operations and financial condition:

  •
  FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34";

  •
  FASB Interpretation No. 46(R) ("FIN 46R"), "Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51";

  •
  FASB issued revised SFAS No. 132 (R) (revised 2003), "Employer's Disclosures about Pensions and Other Post-Retirement Benefits—An Amendment of FASB Statements No. 87, 88, and 106";

  •
  EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"; and

  •
  EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software."

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by HP in the first quarter of fiscal 2006, beginning on November 1, 2005. HP is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. HP is required to adopt SFAS 123R in the fourth quarter of fiscal 2005, beginning August 1, 2005. Under SFAS 123R, HP must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. HP is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on HP's consolidated results of operations and earnings per share. HP has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by HP in the first quarter of fiscal 2006, beginning on November 1, 2005. HP is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Note 2: Net Earnings (Loss) Per Share ("EPS")

        HP's basic EPS is calculated using net earnings (loss) and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the fiscal years ended October 31:

	2004	2003	2002
	In millions, except per share amounts
Numerator:
Net earnings (loss)	$3,497	$2,539	$(903)
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	8	—	—

Net earnings (loss), adjusted	$3,505	$2,539	$(903)

Denominator:
Weighted-average shares used to compute basic EPS	3,024	3,047	2,499
Effect of dilutive securities:
Dilution from employee stock plans	23	16	—
Zero-coupon subordinated convertible notes	8	—	—

Dilutive potential common shares	31	16	—

Weighted-average shares used to compute diluted EPS	3,055	3,063	2,499

Net earnings (loss) per share:
Basic	$1.16	$0.83	$(0.36)
Diluted	$1.15	$0.83	$(0.36)

        In fiscal 2004, 2003 and 2002, options to purchase approximately 408 million, 362 million and 459 million, respectively, of HP stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period or when the results from operations are a net loss. In addition, the assumed conversion of zero-coupon subordinated notes into approximately 8 million shares of HP stock was excluded from the calculation of diluted EPS in fiscal 2003 and 2002 because the effect was antidilutive.

Note 3: Balance Sheet Details

        Balance sheet details were as follows at October 31:

  Accounts and Financing Receivables

	2004	2003
	In millions
Accounts receivable	$10,512	$9,268
Allowance for doubtful accounts	(286)	(347)

	$10,226	$8,921

Financing receivables	$3,066	$3,145
Allowance for doubtful accounts	(121)	(119)

	$2,945	$3,026

        HP entered into a six-year revolving agreement during the third quarter of fiscal 2004 to sell certain trade receivables without recourse. Sold receivables are collected by the third party, with the sales of receivables limited only by the outstanding maximum balance of receivables not yet collected by the third party. Trade receivables of approximately 680 million euros were sold during the last half of fiscal 2004, primarily during the fourth quarter. The implementation of this program did not have a material impact on HP's outstanding receivable balance as utilization of this program was limited to certain customer receivables that were already under an alternative prompt payment program. Fees associated with this program do not differ materially from the cash discounts offered to these customers under the alternative prompt payment program.

  Inventory

	2004	2003
	In millions
Finished goods	$5,322	$4,653
Purchased parts and fabricated assemblies	1,749	1,412

	$7,071	$6,065

  Other Current Assets

	2004	2003
	In millions
Deferred tax assets—short term	$3,744	$2,938
Other receivables	4,839	4,206
Other current assets	1,102	1,207

	$9,685	$8,351

  Property, Plant and Equipment

	2004	2003
	In millions
Land	$657	$810
Buildings and leasehold improvements	5,752	4,959
Machinery and equipment	7,427	7,530

	13,836	13,299
Accumulated depreciation	(7,187)	(6,817)

	$6,649	$6,482

        Depreciation expense was approximately $1.8 billion in fiscal 2004, $2.0 billion in fiscal 2003 and $1.7 billion in fiscal 2002.

  Long-Term Financing Receivables and Other Assets

	2004	2003
	In millions
Financing receivables	$2,168	$2,745
Deferred tax assets—long term	2,111	2,859
Other	2,378	2,426

	$6,657	$8,030

  Other Accrued Liabilities

	2004	2003
	In millions
Other accrued taxes	$2,157	$1,756
Warranty	1,494	1,413
Other	5,981	5,376

	$9,632	$8,545

  Other Liabilities

	2004	2003
	In millions
Pension, post-retirement, and post-employment liabilities	$2,620	$2,596
Long-term deferred revenue	1,390	1,169
Other long-term liabilities	1,353	1,242

	$5,363	$5,007

Note 4: Supplemental Cash Flow Information

        Supplemental cash flow information was as follows for the fiscal years ended October 31:

	2004	2003	2002
	In millions
Cash paid for income taxes, net	$609	$464	$139
Cash paid for interest	$305	$394	$206
Non-cash investing and financing activities:
Net issuances of restricted stock and other employee stock benefits	$68	$3	$11
Issuance of common stock and options assumed in business acquisitions	$15	$—	$24,717

Note 5: Acquisitions

        Acquisitions have been recorded using the purchase method of accounting, and, accordingly, the results of operations are included in HP's consolidated results as of the date of each acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management's estimates and assumptions. The goodwill recorded as a result of these acquisitions is not expected to be deductible for tax purposes.

  Compaq

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq Computer Corporation ("Compaq"), a leading global provider of information technology products, services and solutions, in exchange for 0.6325 shares of HP common stock for each outstanding share of Compaq common stock and the assumption of options to purchase Compaq common stock based on the same ratio. In addition, HP assumed certain Compaq stock plans. The acquisition of Compaq has enhanced HP's competitive position in key industries, while strengthening its sales force and relationships with strategic customer bases. The acquisition has enabled HP to focus on strategic product and customer bases, achieve significant cost synergies and economies of scale and improve the results of its Enterprise Storage and Servers ("ESS") and Software businesses (formerly combined as the Enterprise Systems Group), Personal Systems Group ("PSG") and HP Services ("HPS") businesses. Furthermore, these cost savings offer strategic benefits by reducing HP's cost structure in competitive businesses such as personal computers ("PCs"). The acquisition also has allowed the Imaging and Printing Group ("IPG") to leverage the interrelationship between PC and printer sales and utilize Compaq's direct distribution capabilities. HP derived the exchange ratio in the acquisition from estimates of future revenue and earnings of the combined company assuming completion of the acquisition, and from measuring the relative contributions of each of HP and Compaq to achieving these forecasted results, in addition to measuring the relative ownership of the combined company implied by their contributions. This transaction resulted in the issuance of approximately 1.1 billion shares of HP common stock with a fair value of approximately $22.7 billion, the assumption of Compaq options to purchase approximately 200 million shares of HP common stock with a Black-Scholes fair value of approximately $1.4 billion and estimated direct transaction costs of $79 million, for a total purchase price of $24.2 billion. The fair value of HP common stock was derived using an average market price per share of HP common stock of $20.92, which was based on an average of the closing prices for a range of trading days around September 3, 2001, the announcement date of the acquisition.

        Of the total purchase price for this acquisition, $14.5 billion was allocated to goodwill, $3.5 billion was allocated to amortizable purchased intangible assets and $1.4 billion was allocated to intangible assets with an indefinite life. The purchase price also included $18.4 billion of additional assets and $14.3 billion of assumed liabilities. HP is amortizing the purchased intangibles on a straight-line basis over weighted average estimated useful lives of approximately 9 years for customer contracts and approximately 6 years for developed and core technology and patents. The intangible asset with an indefinite life is the Compaq trade name. This intangible asset will not be amortized because it has an indefinite remaining useful life based on many factors and considerations, including the length of time that the Compaq name has been in use, the Compaq brand awareness and market position and the plans for continued use of the Compaq brand within a portion of HP's overall product portfolio.

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

        In accordance with the terms of Compaq's equity-based plans, all of Compaq's outstanding options that were granted prior to September 1, 2001 vested upon Compaq stockholder approval of the acquisition. The intrinsic value of unvested Compaq options of approximately $70 million as of May 3, 2002, which relates to options granted subsequent to August 31, 2001, was allocated to deferred compensation in the purchase price allocation. HP amortizes the deferred compensation over the remaining vesting period of the options, which was approximately 3.5 years at May 3, 2002.

  Pro forma results

        The following unaudited pro forma financial information presents the combined results of operations of HP and Compaq as if the acquisition had occurred as of the beginning of the period presented. Due to different historical fiscal period ends for HP and Compaq, the results for the year ended October 31, 2002 combine the historical results of HP for the year ended October 31, 2002 and the historical quarterly results of Compaq for the six months ended March 31, 2002 and for the period from May 3, 2002 (the acquisition date) to October 31, 2002. An adjustment of $162 million was made to the combined results of operations, reflecting amortization of purchased intangible assets, net of tax, that would have been recorded if the acquisition had occurred at the beginning of the period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations or financial condition of HP that would have been reported had the acquisition been completed as of the beginning of the period presented, and should not be taken as representative of the future consolidated results of operations or financial condition of HP. Pro forma results were as follows for the fiscal year ended October 31, 2002:

In millions, except per share amounts
Net revenue	$72,346
Cost of sales(1)	54,311

Gross margin	18,035
Research and development	3,953
Selling, general and administrative	11,091
Amortization of purchased intangible assets and goodwill	664
Restructuring charges	1,780
Acquisition-related charges	772
In-process research and development charges	793

Loss from operations	(1,018)
Interest and other, net	20
Losses on investments and early extinguishment of debt	(70)
Dispute settlement	14

Loss before taxes	(1,054)
Benefit from taxes	(126)

Net loss	$(928)

Net loss per share:
Basic	$(0.31)

Diluted	$(0.31)

(1)
Cost of products, cost of services and financing interest.

  Synstar

        In October 2004, HP acquired approximately 99.7% of the outstanding stock of UK-based Synstar plc ("Synstar"). The purchase price was approximately $343 million, which included $298 million of cash paid as well as direct transaction costs and certain liabilities recorded in connection with the transaction. Synstar is a leading independent provider of information technology ("IT") services across Europe. This acquisition is intended to strengthen further HP's offering primarily in the area of multi-technology support services. HP recorded approximately $172 million of goodwill and $122 million of amortizable purchased intangible assets in connection with this acquisition. HP is amortizing the purchased intangibles, principally customer contracts and relationships, on a straight-line basis over their estimated useful lives ranging from three to seven years.

  Triaton

        In April 2004, HP acquired all of the outstanding stock of Triaton GmbH (with subsidiaries in Singapore, China and Brazil), Triaton France SAS and Triaton N.A, Inc. (USA) (collectively "Triaton"). The purchase price was approximately $464 million, which included $306 million of cash paid as well as direct transaction costs and certain liabilities recorded in connection with the transaction. Triaton is one of Germany's largest independent IT service providers. This acquisition is intended to increase HP's capacity to deliver its Adaptive Enterprise offerings, with customers benefiting from added managed services, technology services (formerly called customer support) and consulting and integration capabilities. HP recorded approximately $285 million of goodwill and $179 million of amortizable purchased intangible assets in connection with this acquisition. HP is amortizing the purchased intangibles, principally customer contracts and relationships, on a straight-line basis over their estimated useful lives ranging from two to eight years.

  Digital GlobalSoft Limited

        In fiscal 2004, HP paid approximately $315 million in cash for additional shares of Digital GlobalSoft Limited, a consolidated subsidiary of HP ("DGS"), to increase HP's ownership from 50.1% to approximately 97.2%. DGS is a globally-focused software development and IT services company. This subsidiary has enhanced HP's capability in IT services, including expertise in life cycle services such as migration, technical and application services. HP recorded approximately $281 million of goodwill in connection with this acquisition.

  Intria-HP

        In November 2002, HP acquired the remaining outstanding stock of Intria Corporation ("Intria"), in which HP held a 49% equity interest at October 31, 2002, and other related IT assets from Canadian Imperial Bank of Commerce ("CIBC"), for approximately $100 million in cash. Intria is a provider of managed services, which HP jointly owned with CIBC. In connection with the acquisition, HP also entered into a multi-year contract to provide managed services to CIBC. This acquisition and the outsourcing relationship with CIBC have added depth and capability to HPS, including expertise in managing complex, heterogeneous IT operating environments for customers in the financial services industry and others that demand high availability computing solutions. HP recorded approximately $27 million of goodwill and $33 million of amortizable purchased intangible assets in connection with the acquisition. HP is amortizing the purchased intangible assets, consisting mainly of customer contracts, over their estimated weighted-average useful lives ranging from three to ten years.

  Indigo

        In March 2002, HP acquired substantially all of the outstanding stock of Indigo N.V. ("Indigo"), not previously owned by HP in exchange for HP common stock and non-transferable contingent value rights ("CVRs") and the assumption of options to purchase Indigo common stock. This acquisition has strengthened HP's printer offerings by adding high performance digital color printing systems. The total purchase price for Indigo was approximately $719 million, which included the fair value of HP common stock issued and options assumed to purchase HP stock, as well as direct transaction costs and the cost of an equity investment made by HP in Indigo in October 2000. HP issued approximately 32 million shares of HP common stock, and a consolidated subsidiary of HP issued approximately 53 million

CVRs, which HP guaranteed, in connection with this transaction. HP recorded approximately $499 million of goodwill and $153 million of amortizable purchased intangible assets in conjunction with the acquisition and the previous equity investment. HP is amortizing the purchased intangible assets over their estimated useful lives ranging from five to eight years. In addition, HP recorded a pre-tax charge of approximately $58 million for IPR&D at the completion of the acquisition because technological feasibility had not been established and no future alternative uses existed.

        The CVRs issued in conjunction with this acquisition entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. Any liability related to the CVRs will be recorded as additional goodwill as payout thresholds are achieved. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. HP has not incurred a liability associated with the CVRs as of October 31, 2004.

  Liquidity Management Corporation

        At October 31, 2001, HP held a 49.5% equity interest in Liquidity Management Corporation ("LMC"), a non-strategic investment company, which HP accounted for under the equity method of accounting. A third party investor held the remaining 50.5% of equity interest. On November 1, 2001, LMC redeemed the outstanding equity of the third party investor, leaving HP as the sole stockholder of LMC. Accordingly, effective November 1, 2001, HP has included the assets, liabilities and results of operations of LMC in its Consolidated Financial Statements. At November 1, 2001, the assets of LMC consisted primarily of $879 million of cash and cash equivalents.

  Other Acquisitions

        HP also acquired other companies during fiscal 2004 and 2003 that were not significant to its financial position or results of operations. Total consideration for these acquisitions was approximately $250 million and $85 million in fiscal 2004 and 2003, respectively. HP recorded approximately $181 million of goodwill and $49 million of purchased intangibles in fiscal 2004 and $64 million of goodwill and $20 million of purchased intangibles in fiscal 2003 in connection with these other acquisitions. HP also recorded approximately $37 million and $1 million of IPR&D related to these acquisitions in fiscal 2004 and 2003, respectively.

        HP has included the results of operations of all acquisitions prospectively from the respective dates of the transactions. Except for the Compaq acquisition, HP has not presented the pro forma results of operations of the acquired businesses because the results are not material to HP's consolidated results of operations individually or in the aggregate.

  Acquisition-Related Charges

        Acquisition-related charges of approximately $54 million in fiscal 2004 consisted of deferred compensation, merger-related inventory adjustments and professional fees, while the charges of approximately $280 million in fiscal 2003 and $701 million in fiscal 2002 were attributable primarily to costs incurred for employee retention bonuses in connection with the Compaq acquisition as well as professional fees and consulting services. In addition, acquisition-related charges in fiscal 2002 included costs incurred for proxy solicitation and advertising related to the Compaq acquisition.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of October 31, 2003 and changes in the carrying amount of goodwill for the fiscal year ended October 31, 2004 are as follows:

	HP Services	Enterprise Storage and Servers	Software	Enterprise Systems Group	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2003	$5,522	$—	$—	$5,390	$2,324	$1,508	$150	$14,894
Reallocation	—	4,794	596	(5,390)	—	—	—	—
Goodwill acquired during the period	740	11	168	—	—	—	—	919
Goodwill adjustment	8	5	(5)	—	3	2	2	15

Balance at October 31, 2004	$6,270	$4,810	$759	$—	$2,327	$1,510	$152	$15,828

        The goodwill reallocation shown in the table above relates to the reorganization of HP's business segments discussed in Note 18. The goodwill formerly included in the Enterprise Systems Group was allocated between ESS and Software based on a relative fair value approach.

        The goodwill adjustment shown in the table above relates primarily to revisions of acquisition-related tax estimates, that resulted in additions to goodwill, offset partially by the reduction of a restructuring liability and asset impairments associated with the fiscal 2002 and 2001 pre-acquisition Compaq restructuring plans. The reduction of the restructuring liability and asset impairments adjusted original estimates to actual costs incurred at various locations throughout the world.

        On November 1, 2002, HP adopted SFAS No. 142, which requires that goodwill no longer be amortized and instead be tested for impairment on a periodic basis.

        Based on the results of its annual impairment tests, HP determined that no impairment of goodwill existed as of August 1, 2004 or August 1, 2003. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        If the provisions of SFAS No. 142 had been in effect for all periods presented, HP's net earnings (loss) and net earnings (loss) per share would have been unchanged for fiscal 2004 and 2003. For fiscal 2002, the net loss, basic net loss per share and diluted net loss per share would have been $796 million, $0.32 and $0.32, respectively, which represents an improvement on reported net loss, basic net loss per share and diluted net loss per share of $107 million, $0.04 and $0.04, respectively.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions at October 31 are composed of:

	2004			2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,340	$(637)	$1,703	$2,040	$(371)	$1,669
Developed and core technology and patents	1,704	(775)	929	1,663	(457)	1,206
Product trademarks	93	(44)	49	84	(25)	59

Total amortizable purchased intangible assets	4,137	(1,456)	2,681	3,787	(853)	2,934
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$5,559	$(1,456)	$4,103	$5,209	$(853)	$4,356

        Amortization expense related to finite-lived purchased intangible assets was approximately $603 million in fiscal 2004, $563 million in fiscal 2003 and $295 million in fiscal 2002.

        HP performs an annual impairment test for its purchased intangible asset with an indefinite life, the Compaq trade name. Based on the results of its annual impairment tests, HP determined that no impairment of the Compaq trade name existed as of August 1, 2004 or August 1, 2003. However, future impairment tests could result in a charge to earnings. HP will continue to evaluate the purchased intangible asset with an indefinite life on an annual basis as of the beginning of the fourth quarter, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        The finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted average useful lives of approximately eight years, and developed and core technology, patents and product trademarks, which have weighted average useful lives of approximately six years.

        Estimated future amortization expense related to finite-lived purchased intangible assets at October 31, 2004 is as follows:

Fiscal year:	In millions
2005	$574
2006	530
2007	462
2008	396
2009	321
Thereafter	398

Total	$2,681

Note 7: Restructuring Charges

  Fiscal 2003 Restructuring Plans

        In the second, third and fourth quarters of fiscal 2003, HP's management approved and implemented plans to restructure certain of its operations. These plans were entered into with the intent of better managing HP's cost structure and aligning certain of its operations more effectively with current businesses conditions. The initial charge for these actions totaled $752 million and included costs of $639 million relating to severance and other employee benefits for workforce reductions, costs of $42 million for vacating duplicative facilities (leased or owned) and contract termination costs, as well as asset impairments of $71 million associated with the identification of duplicative assets and facilities (leased or owned) relating to the acquisition of Compaq. During fiscal 2004, HP recorded $37 million of additional charges under the 2003 restructuring plans which represented changes in original estimates as well as new charges that did not meet the recognition criteria during fiscal 2003 and accordingly were charged to expense as incurred in fiscal 2004. Certain adjustments to the original estimates for each operating segment were reflected in the total of costs incurred and expected. The adjustments had the effect of decreasing the estimated costs to be incurred for the PSG segment by approximately $48 million and increasing the estimated costs to be incurred for the remaining segments by approximately $54 million.

        Original estimates of 2,300, 4,700 and 2,000 employees across many regions and job classes were included in the second third and fourth quarter workforce reduction plans, respectively, for a total of 9,000 employees. As of October 31, 2004, approximately 8,300 of these employees had been terminated, placed in the workforce reduction programs or had retired. They consisted of substantially all of the employees included in the second and third quarter actions and a majority of the employees in the fourth quarter action. An additional 300 employees under the fourth quarter action are expected to leave during fiscal 2005, bringing the total estimated number of employees affected under the 2003 plans to 8,600, a reduction of 400 employees from the original estimate. HP expects to pay out the majority of the remaining costs relating to severance and other employee benefits in connection with the remainder of the fourth quarter action during fiscal 2005. Some minor remaining severance and other employee benefits are expected to be paid out under phased retirement plans required in certain international locations by the end of fiscal 2010. HP anticipates the remaining costs of vacating duplicative facilities and contract terminations associated with the second and fourth quarter actions to be substantially settled by the end of fiscal 2005. In addition, approximately $6 million of costs related to the 2003 plans have not yet been accrued and will be charged to operations as the restructuring activities occur during fiscal 2005.

  Fiscal 2002 Restructuring Plans

        In fiscal 2002, HP's management initiated and approved plans to restructure the operations of both the pre-acquisition HP and pre-acquisition Compaq organizations. Consequently, HP recorded approximately $1.8 billion of costs associated with exiting the activities of pre-acquisition HP such as severance, early retirement and other employee benefits, costs of vacating duplicative facilities (leased or owned), contract termination costs, asset impairment charges and other costs associated with exiting activities of HP. These costs were included as a charge to the results of operations for the fiscal year ended October 31, 2002. In addition, HP recorded approximately $960 million of similar charges in connection with restructuring the pre-acquisition Compaq organization. HP recognized these costs as a liability assumed in the purchase and were included in the allocation of the cost to acquire Compaq. In fiscal 2004 and 2003, HP recorded $75 million and $48 million, respectively of additional costs, net of reductions, in estimated severance and other employee benefits, as well as asset impairment and other restructuring costs related to the fiscal 2002 restructuring plans. Additionally, in fiscal 2004 and 2003, HP recorded adjustments to reduce goodwill of $71 million and $94 million, respectively. These adjustments related to true-ups to the fiscal pre-merger Compaq 2002 restructuring plan. These fiscal 2004 and 2003 adjustments included changes to asset impairments for buildings vacated as part of the acquisition and adjustments to restructuring liabilities for changes in severance estimates and contract termination costs.

        The severance, early retirement costs and other employee benefits related to the termination or planned early retirement of an originally estimated 17,900 employees worldwide across many regions, business functions and job classes. As of October 31, 2004, approximately 17,600 employees included in the workforce reduction program had been terminated or had retired, a reduction of 300 employees from the original estimate. HP expects to pay the majority of the remaining balance of the severance costs by the end of fiscal 2005. HP anticipates paying the remaining balance of the costs for the other related restructuring activities, which consist primarily of contractual obligations such as facility leases, over the lives of the related obligations, which extend to the end of fiscal 2010.

  Fiscal 2001 Restructuring Plans

        In fiscal 2001, HP's management approved restructuring actions to respond to the global economic downturn and to improve HP's cost structure by streamlining operations and prioritizing resources in strategic areas of HP's business infrastructure. HP recorded a restructuring charge of $384 million in fiscal 2001 to reflect these actions which consisted primarily of severance and other employee benefits related to termination of 7,500 employees worldwide. During fiscal 2002, HP recorded $21 million of additional charges to reflect adjustments to the expected severance cost of its fiscal 2001 plan. As of the end of fiscal 2003, HP had terminated substantially all of these employees were terminated and paid substantially all accrued costs.

        As part of the acquisition of Compaq, HP assumed the remaining obligations of Compaq's existing restructuring plans of $259 million, which Compaq initially recorded in its 2001 fiscal year. In fiscal 2004 and 2003, HP recorded adjustments to decrease goodwill related to true-ups to these plans of $2 million and $26 million, respectively. The remaining balance of the pre-merger Compaq fiscal 2001 plan consists primarily of severance and other employee benefits as well as other restructuring costs. HP expects to settle the majority of the remaining balance of the severance accrual under phased retirement plans required in certain international locations by the end of fiscal 2009. HP anticipates paying the other related restructuring activities, which consist primarily of contractual obligations such as facility leases, over the lives of the related obligations, which extend to the end of fiscal 2010.

  Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for fiscal 2004:

					Non-cash settle- ments and other adjust- ments				As of October 31, 2004
	Balance, October 31, 2003	Fiscal year 2004 charges (reversals)	Goodwill adjust- ments	Cash payments		Balance, October 31, 2004	Fiscal year 2003 costs and adjustments	Fiscal year 2002 costs and adjustments	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2003 plans:
Employee severance and other benefits charges (by segment and other):
Enterprise Storage and Servers		$13					$140		$153	$153
Software		—					13		13	13
Personal Systems Group		(48)					99		51	51
HP Services		21					328		349	349
Infrastructure		20					59		79	79

Employee severance and other benefits	$239	$6	$—	$(191)	$3	$57	$639		$645	$645
Infrastructure—asset impairments	—	6	—	—	(6)	—	71		77	77
Infrastructure—other related restructuring activities	37	25	—	(41)	—	21	42		67	73

Total	$276	$37	$—	$(232)	$(3)	$78	$752		$789	$795
Fiscal 2002 pre-merger HP plan:
Employee severance and other benefits	$127	$21	$—	$(143)	$2	$7	$32	$1,029	$1,082	$1,082
Asset impairments	—	—	—	—	—	—	65	546	611	611
Other related restructuring activities	45	5	—	(34)	—	16	(49)	184	140	140

Total	$172	$26	$—	$(177)	$2	$23	$48	$1,759	$1,833	$1,833
Fiscal 2002 pre-merger Compaq plan:
Employee severance and other benefits	$73	$17	$—	$(83)	$—	$7	$(36)	$651	$632	$632
Asset impairments	—	—	(42)	—	42	—	(3)	—	(45)	(45)
Other related restructuring activities	175	32	(29)	(87)	—	91	(55)	309	257	257

Total	$248	$49	$(71)	$(170)	$42	$98	$(94)	$960	$844	$844
Fiscal 2001 pre-merger HP plan:
Employee severance and other benefits	$2	$—	$—	$(2)	$—	$—	$—	$21	$393	$393
Other related restructuring activities	1	2	—	—	—	3	—	—	14	14

Total	$3	$2	$—	$(2)	$—	$3	$—	$21	$407	$407
Fiscal 2001 pre-merger Compaq plan:
Employee severance and other benefits	$24	$—	$—	$(5)	$—	$19	$(32)	$117	$85	$85
Other related restructuring activities	84	—	(2)	(15)	—	67	6	142	146	146

Total	$108	$—	$(2)	$(20)	$—	$86	$(26)	$259	$231	$231

Total restructuring plans	$807	$114	$(73)	$(601)	$41	$288

        At October 31, 2004 and October 31, 2003, HP included the long-term portion of the restructuring liability of $95 million and $98 million, respectively, in Other liabilities in the accompanying Consolidated Balance Sheets.

Note 8: Financial Instruments

  Investments in Debt and Equity Securities

        Investments in available-for-sale debt and equity securities at fair value were as follows at October 31:

	2004				2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	In millions
Available-for-Sale Securities
Debt securities:
Municipal securities					$81			$81
Repurchase agreements	$70	$—	$—	$70	120	$8	$—	128
Time deposits	263	—	—	263	216	—	—	216
Other debt securities	—	—	—	—	61	2	—	63

Total debt securities	333	—	—	333	478	10	—	488
Equity securities in public companies	35	40	(5)	70	35	63	(1)	97

	$368	$40	$(5)	$403	$513	$73	$(1)	$585

        Other debt securities consist primarily of collateralized notes with banks and corporate debt securities. Equity securities in public companies are primarily common stock.

        HP estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

        In May 2003, HP sold an investment in a debt security with a net book value of $65 million classified as a held-to-maturity security. The proceeds of this sale were used for operating purposes. As the book value of the debt security approximated the market value on the date of sale, the realized loss associated with this sale was not material. As a result of this transaction, HP reclassified all held-to-maturity securities, composed of approximately $200 million in time deposits, into available-for-sale securities. The book value of these securities approximated the estimated fair value and the net unrealized loss, which was not material, was recognized in accumulated other comprehensive loss as a separate component of stockholders' equity.

        The gross unrealized losses as of October 31, 2004 and 2003 were associated with investments in public equity securities with a fair value of $9 million and $1 million, respectively, and have been in a continuous loss position for less than 12 months.

        Contractual maturities of available-for-sale debt securities were as follows at October 31, 2004:

	Available-for-Sale Securities
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$311	$311
Due in 1-5 years	22	22

	$333	$333

        Proceeds from sales or maturities of available-for-sale and other securities were $1.1 billion in fiscal 2004, $588 million in fiscal 2003 and $90 million in fiscal 2002. The gross realized gains and losses totaled $27 million and $4 million, respectively, in fiscal 2004. Gross realized gains and losses totaled $36 million and $8 million, respectively, in fiscal 2003. Gross realized losses totaled $2 million in fiscal 2002. The specific identification method is used to account for gains and losses on available-for-sale securities. A summary of the carrying values and balance sheet classification of all investments in debt and equity was as follows at October 31:

	2004	2003
	In millions
Available-for-sale debt securities	$311	$403

Short-term investments	311	403

Available-for-sale debt securities	22	85
Available-for-sale equity securities	70	97
Equity securities in privately-held companies and other investments	388	577

Included in long-term financing receivables and other assets	480	759

Total investments	$791	$1,162

  Derivative Financial Instruments

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, including forward contracts, swaps and options to hedge certain foreign currency and interest rate exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, respectively, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not use derivative contracts for speculative purposes. HP applies hedge accounting based upon the criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby HP designates its derivatives as fair value hedges, cash flow hedges or net investment hedges.

  Fair Value Hedges

        HP enters into fair value hedges to reduce the exposure of its debt and investment portfolios to both interest rate risk and foreign currency exchange rate risk. HP issues long-term debt in either U.S.

dollars or foreign currencies based on market conditions at the time of financing. HP then typically uses interest rate swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense and to manage exposure to changes in foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payment obligations and, when the underlying debt is denominated in a foreign currency, exchange of the foreign currency principal and interest obligations for U.S. dollar- denominated amounts. Alternatively, HP may choose not to swap fixed debt to a floating rate or may terminate a previously executed swap if the fixed rate positions provide a more beneficial relationship between assets and liabilities. Similarly, HP may choose not to hedge the foreign currency risk associated with its foreign currency-denominated debt if this debt acts as a natural foreign currency hedge for assets denominated in the same currency. In order to hedge the fair value of certain fixed-rate investments, HP periodically may enter into interest rate swaps that convert fixed interest returns into variable interest returns. As of October 31, 2004, HP had a total notional amount of approximately $6 billion in fair value hedges. For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in earnings in the current period. In September 2002, HP terminated an interest rate swap that effectively converted fixed rate interest to variable rate interest on debt that matures in 2005. The deferred gain of $185 million on this termination is being amortized as a reduction of interest expense over the remaining life of the underlying debt. During fiscal 2004 and 2003, HP's interest rate swap terminations were not material.

  Cash Flow Hedges

        HP uses cash flow hedges to hedge the variability of LIBOR-based interest income received on certain variable-rate investments. HP enters into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns. As of October 31, 2004, HP had a total notional amount of $250 million in interest rate swaps classified as cash flow hedges. For interest rate swaps that are designated and qualify as cash flow hedges, changes in the fair values are recorded in accumulated other comprehensive income as a separate component of stockholders' equity and subsequently are reclassified into earnings in the period during which the hedged transaction is recognized in earnings.

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six months. However, certain leasing revenue-related forward contracts extend for the duration of the lease term, which can be up to five years. As of October 31, 2004, HP had a total notional amount of $4.9 billion of forwards and options. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive income as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the ineffective portion of the gain or loss, if any, in other income or expense immediately. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. As of October 31, 2004, HP expects $98 million of derivative losses included in accumulated other comprehensive income to be reclassified into earnings within the next twelve months.

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. As of October 31, 2004, HP had a total notional amount of $750 million in forward contracts. For derivative instruments that are designated as net investment hedges, HP records the effective portion of the gain or loss on the derivative instrument in cumulative translation adjustment as a separate component of stockholders' equity. The loss on net investment hedges included in cumulative translation adjustment was $43 million and $18 million in the fiscal years ended October 31, 2004 and 2003, respectively. HP reports the effective portion of net investment hedges in the same financial statement line item as the changes in value of the hedged item.

  Other Derivatives

        Other derivatives not designated as hedging instruments under SFAS No. 133 consist primarily of forward contracts used to hedge foreign currency balance sheet exposures and warrants in companies invested in as part of strategic relationships. As of October 31, 2004, HP had a total notional amount of $14 billion in other derivatives not designated as hedging instruments. For derivative instruments not designated as hedging instruments under SFAS No. 133, HP recognizes changes in the fair values in earnings in the period of change. HP recognizes the gains and losses on foreign currency forward contracts used to hedge balance sheet exposures in interest and other, net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities and thus naturally offsets these gains and losses. HP recognized net foreign currency exchange losses of approximately $142 million in fiscal 2004, $125 million in fiscal 2003 and $165 million in fiscal 2002 which related primarily to forward points in its hedging contracts.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt or investment with the change in fair value of the derivative. For interest rate swaps designated as cash flow hedges, HP measures the hedging effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in expected interest income received due to the fluctuations in the LIBOR based interest rate. For foreign currency option and forward contracts designated as cash flow or net investment hedges, HP measures hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. Any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, are recognized in interest and other, net. As of October 31, 2004, the portion of hedging instruments' gains or losses excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the fiscal years ended October 31, 2004, 2003 and 2002. As of October 31, 2004, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of accumulated other comprehensive income of $115 million, net of tax, of which $98 million was expected to be transferred to earnings in the next 12 months along with the earnings effects of the related forecasted transactions. In addition, during fiscal 2004 and 2003 HP did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

        HP estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates and records all derivatives on the balance sheet at fair value. The fair market value of derivative financial instruments and the respective SFAS No. 133 classification on the Consolidated Balance Sheets was as follows at October 31:

	2004
	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$3	$26	$—	$(21)	$8
Cash flow hedges	11	4	(143)	(14)	(142)
Net investment hedges	—	—	(43)	—	(43)
Other derivatives	131	8	(345)	(71)	(277)

Total	$145	$38	$(531)	$(106)	$(454)

	2003
	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$—	$120	$—	$(55)	$65
Cash flow hedges	21	—	(126)	(21)	(126)
Net investment hedges	—	—	(18)	—	(18)
Other derivatives	155	28	(529)	—	(346)

Total	$176	$148	$(673)	$(76)	$(425)

  Fair Value of Other Financial Instruments

        For certain of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short-and long-term debt was approximately $6.9 billion at October 31, 2004, compared to a carrying value of $7.1 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

Note 9: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the marketing of HP's and complementary third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets, were as follows at October 31:

	2004	2003
	In millions
Minimum lease payments receivable	$5,328	$6,010
Allowance for doubtful accounts	(213)	(210)
Unguaranteed residual value	394	446
Unearned income	(396)	(475)

Financing receivables, net	5,113	5,771
Less current portion	(2,945)	(3,026)

Amounts due after one year, net	$2,168	$2,745

        Scheduled maturities of HP's minimum lease payments receivable are as follows at October 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$3,045	$1,381	$612	$194	$67	$29	$5,328

        Equipment leased to customers under operating leases was $2.3 billion at October 31, 2004 and $2.1 billion at October 31, 2003, and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.9 billion at October 31, 2004 and $1.2 billion at October 31, 2003. Minimum future rentals on non-cancelable operating leases related to leased equipment are as follows at October 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$824	$404	$103	$18	$3	$11	$1,363

Note 10: Guarantees

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

  Warranty

        HP provides for the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of HP's baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

        Information regarding the changes in HP's aggregate product warranty liabilities is as follows at October 31:

	2004	2003
	In millions
Product warranty liability at beginning of year	$1,987	$2,157
Accruals for warranties issued	2,504	2,233
Adjustments related to pre-existing warranties (including changes in estimates)	(86)	(17)
Settlements made (in cash or in kind)	(2,365)	(2,386)

Product warranty liability at end of year	$2,040	$1,987

  Deferred Revenue

        The components of deferred revenue were as follows at October 31:

	2004	2003
	In millions
Deferred support contract services revenue	$2,780	$2,535
Other deferred revenue	1,568	1,130

Total deferred revenue	4,348	3,665
Less current portion	2,958	2,496

Long-term deferred revenue	$1,390	$1,169

        Deferred support contract services revenue represents amounts received or billed in advance primarily for fixed-price support or maintenance contracts. These services include stand-alone product support packages, routine maintenance service contracts, upgrades or extensions to standard product warranty, as well as high availability services for complex, global, networked, multi-vendor environments. These service amounts are deferred at the time the customer is billed and then recognized ratably over the contract life or as the services are rendered.

        Other deferred revenue represents amounts received or billed in advance for contracts related primarily to consulting and integration projects, managed services start-up or transition work, as well as minor amounts for training, and product sales. HP recognizes the majority of these amounts as revenue based on the proportional performance method.

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows at October 31:

	2004		2003
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	In millions
Current portion of long-term debt	$1,861	7.1%	$281	6.3%
Commercial paper	306	2.2%	437	2.0%
Notes payable to banks, lines of credit and other	344	2.4%	362	1.7%

	$2,511		$1,080

        Notes payable to banks, lines of credit and other includes deposits, primarily by banks, of approximately $241 million and $192 million at October 31, 2004 and 2003, respectively.

  Long-Term Debt

        Long-term debt was as follows at October 31:

	2004	2003
	In millions
U.S. Dollar Global Notes
$1,500 issued June 2000 at 7.15%, due June 2005	$1,499	$1,498
$1,000 issued December 2001 at 5.75%, due December 2006	998	997
$1,000 issued June 2002 at 5.5%, due July 2007	997	996
$500 issued June 2002 at 6.5%, due July 2012	498	498
$500 issued March 2003 at 3.625%, due March 2008	498	497

	4,490	4,486

Euro Medium-Term Note Programme
€750 issued July 2001 at 5.25%, due July 2006	954	870

Series A Medium-Term Notes
$60 issued September 2001 at a floating rate, due September 2004	—	60
$200 issued December 2002 at 3.375%, due December 2005	200	199
$50 issued in December 2002 at 4.25%, due December 2007	50	50

	250	309

Other
$300, Medium-Term Notes assumed from Compaq, issued at 7.65%, due August 2005	300	300

$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	338	328
Other, including capital lease obligations, at 3.96%-9.17%, due 2003-2023	108	316

	446	644

Fair value adjustment related to SFAS No. 133	44	166
Less current portion	(1,861)	(281)

	$4,623	$6,494

        HP may redeem some or all of the Global Notes, Medium Term Notes, Series A Medium Term Notes and the Euro Medium-Term Notes (collectively, the "Notes"), as set forth in the above table, at any time at the redemption prices described in the prospectus supplements relating thereto. The Notes are senior unsecured debt.

        The LYONs are convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only. In December 2000, the Board of Directors authorized a repurchase program for the LYONs that allowed HP to repurchase the LYONs from time to time at varying prices. In fiscal 2002, HP repurchased $257 million in face value of the LYONs with a book value of $158 million for an aggregate purchase price of $127 million, resulting in a gain of $31 million. The gain is included in Gains (losses) on investments and early extinguishment of debt in the Consolidated Statements of Operations. HP did not repurchase any LYONs in fiscal 2004 or 2003.

        HP established a $4.0 billion U.S. commercial paper program in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, established a $500 million Euro Commercial Paper/Certificate of Deposit Programme in May 2001.

        HP's $1.7 billion 364-day credit facility expiring in March 2004 and $1.3 billion three-year credit facility expiring in March 2005 were replaced with a $1.5 billion 364-day credit facility and a $1.5 billion five-year credit facility, respectively, in March 2004 (together, the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary, as applicable, based on HP's external credit ratings. The Credit Facilities, which are subject to weighted average commitment fees of eight basis points per annum on the unused portion, are senior unsecured committed borrowing arrangements and available for general corporate purposes, including supporting the issuance of commercial paper.

        HP also maintains, through various foreign subsidiaries, lines of credit from a number of financial institutions.

        HP registered the sale of up to $3.0 billion of debt or global securities ("Global Notes"), common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). HP may redeem any Series B Medium-Term Notes at any time at the redemption prices described in the prospectus supplements relating thereto. As of October 31, 2004, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange and has offered such notes as set forth in the table above. HP can denominate these notes in any currency including the Euro. However, these notes have not been and will not be registered in the United States.

        At October 31, 2004, HP has available borrowing resources of up to $12.7 billion under the 2002 registration statement, credit facilities and other programs described above.

        Aggregate future maturities of debt at face value (including the fair value adjustment related to SFAS No. 133 of $44 million) are as follows at October 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total
	In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$1,861	$1,169	$2,006	$561	$4	$1,067	$ 6,668

        Interest expense on borrowings was $247 million in fiscal 2004, $277 million in fiscal 2003 and $212 million in fiscal 2002.

Note 12: Taxes on Earnings

        The provision for (benefit from) taxes on earnings was as follows for the fiscal years ended October 31:

	2004	2003	2002
	In millions
U.S. federal taxes:
Current	$302	$(127)	$(768)
Deferred	(161)	(254)	(1)
Non-U.S. taxes:
Current	516	533	334
Deferred	187	159	202
State taxes:
Current	(96)	57	100
Deferred	(49)	(19)	15

	$699	$349	$(118)

        The significant components of deferred tax assets and deferred tax liabilities were as follows at October 31:

	2004		2003
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$403	$—	$430	$—
Credit carryforwards	678	—	1,241	—
Unremitted earnings of foreign subsidiaries	—	2,347	—	1,764
Inventory valuation	143	81	263	133
Intercompany transactions—profit in inventory	587	—	465	—
Intercompany transactions—excluding inventory	1,814	—	1,215	—
Fixed assets	196	13	324	18
Warranty	595	—	579	—
Employee and retiree benefits	1,067	205	974	51
Accounts receivable allowance	186	—	247	21
Capitalized research and development	2,582	—	1,775	—
Purchased intangible assets	219	832	293	836
Restructuring	90	—	231	—
Equity investments	289	—	396	—
Other	673	47	728	299

Gross deferred tax assets and liabilities	9,522	3,525	9,161	3,122
Valuation allowance	(447)	—	(400)	—

Total deferred tax assets and liabilities	$9,075	$3,525	$8,761	$3,122

        At October 31, 2004, HP had a deferred tax asset of $403 million in loss carryforwards, of which $398 million relates to foreign net operating losses. HP has provided a valuation allowance of $321 million on those foreign net operating loss carryforwards which are not likely to be utilized. Of the total tax credit carryforwards of $678 million, HP had alternative minimum tax credit carryforwards of $391 million, which do not expire, and research and development credit carryforwards of $83 million, which will expire in fiscal 2023 and 2024. HP also had tax credits of $204 million in foreign countries, on which HP has provided a valuation allowance of $29 million.

        Gross deferred tax assets at October 31, 2004 and 2003 were reduced by valuation allowances of $447 million and $400 million, respectively. At October 31, 2004, in addition to $350 million of valuation allowances on foreign net operating losses and tax credits, HP had valuation allowances of $92 million and $5 million on unrealized capital losses and other items, respectively. Of the $447 million in valuation allowances at October 31, 2004, $139 million was related to certain Compaq deferred tax assets existing at the time of the acquisition. In the future, if we determine that the realization of these Compaq deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of the provision for taxes.

        Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts booked to stockholders' equity were approximately $35 million in fiscal 2004, $24 million in fiscal 2003 and $21 million in fiscal 2002.

        The differences between the U.S. federal statutory income tax rate (benefit) and HP's effective tax rate (benefit) were as follows for the fiscal years ended October 31:

	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	(2.3)	0.8	6.9
Lower rates in other jurisdictions, net	(15.3)	(23.9)	(36.0)
Goodwill	—	—	17.5
In-process research and development	0.1	—	27.2
Acquisition-related charges	—	—	7.1
Divestitures	—	—	(12.9)
Research and development credit	(0.6)	(1.9)	(3.9)
Valuation allowance	1.1	1.2	16.7
Other, net	(1.3)	0.9	0.8

	16.7%	12.1%	(11.6)%

        In fiscal 2004, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities of $207 million, which decreased the provision for taxes by approximately $0.07 per share. Excluding these adjustments, our tax rate for the year would have been 21.6%. The most significant favorable adjustments related to the resolution of a California state tax audit, a net favorable revision to estimated tax accruals upon filing the 2003 U.S. income tax return, and a reduction in taxes on foreign earnings due to a change in regulatory policy. These favorable adjustments were offset in part by the net effect of smaller adjustments to income tax liabilities in various jurisdictions.

        The domestic and foreign components of earnings (losses) were as follows for the fiscal years ended October 31:

	2004	2003	2002
	In millions
U.S.	$(603)	$661	$(3,655)
Non-U.S.	4,799	2,227	2,634

	$4,196	$2,888	$(1,021)

        As a result of certain employment actions and capital investments undertaken by HP, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, through fiscal 2018. The gross income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $947 million ($0.31 per share) in fiscal 2004, $705 million ($0.23 per share) in fiscal 2003 and $473 million ($0.19 per share) in fiscal 2002. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

        The Internal Revenue Service ("IRS") has completed its examination of the income tax returns of HP for all years through 1998 and of Compaq for all years through 1997. HP's tax years from 1993 through 1998 are currently before the IRS's Appeals Division. As of October 31, 2004, the IRS was in the process of examining HP's income tax returns for years 1999 through 2003 and Compaq's income tax returns for years 1998 through 2002. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP believes that adequate accruals for HP and Compaq have been provided for all years.

        HP has not provided for U.S. federal income and foreign withholding taxes on $15.0 billion of undistributed earnings from non-U.S. operations as of October 31, 2004 because such earnings are intended to be reinvested indefinitely outside of the United States. Where excess cash has accumulated in HP's non-U.S. subsidiaries and it is advantageous for business operations, tax or cash reasons, subsidiary earnings are remitted. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. HP has not reevaluated its position with respect to the indefinite reinvestment of foreign earnings to take into account the possible election of the repatriation provisions contained in the American Jobs Creation Act of 2004. The status of HP's evaluation of these provisions is described in the following section.

  American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

        The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by the company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of HP's foreign earnings that qualify for the temporary deduction is $14.5 billion. For HP, the one-year period during which the qualifying distributions can be made is fiscal 2005.

        HP is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that HP is considering for repatriation, which would be eligible for the temporary deduction, is zero to $14.5 billion. HP is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act prior to determining the amounts it will repatriate. If such regulatory guidance or technical corrections are favorable, HP is likely to repatriate amounts in the high end of its range. HP expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during the third quarter of fiscal 2005.

        HP is not yet in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for fiscal 2005, the amount of its indefinitely reinvested foreign earnings, or the amount of its deferred tax liability with respect to foreign earnings. If HP were to plan to repatriate the maximum amount eligible for the temporary deduction, which is $14.5 billion, from foreign earnings which were previously indefinitely reinvested, HP estimates it would accrue additional tax expense in fiscal 2005 of between $850 million and $925 million. The amount of additional tax expense accrued would be reduced if some part of the eligible dividend was attributable to foreign earnings on which a deferred tax liability had been previously accrued (that is, on non-indefinitely reinvested earnings).

Note 13: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends were $0.32 per common share in each of fiscal 2004, 2003 and 2002.

  Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), a non-compensatory plan where eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. The stock is purchased semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. At October 31, 2004, approximately 143,000 employees were eligible to participate, and approximately 62,000 employees were participants in the ESPP. In fiscal 2004, participants purchased 25,868,000 shares of HP common stock at a weighted-average price of $14 per share. In fiscal 2003, participants purchased 23,884,000 shares of HP common stock at a weighted-average price of $14 per share. In fiscal 2002, participants purchased 18,536,000 shares of HP common stock at a weighted-average price of $14 per share.

        As of October 31, 2000 employees no longer were permitted to make contributions to the Hewlett-Packard Company Employee Stock Purchase Plan (the "Legacy ESPP"). At October 31, 2004 and 2003, there were no remaining unvested shares in the Legacy ESPP. Compensation expense recognized under the Legacy ESPP was $29 million in fiscal 2002 for shares that HP matched on employee stock purchases.

  Incentive Compensation Plans

        HP has stock option plans, including principal plans adopted in 2000, 1995 and 1990, as well as various stock option plans assumed through acquisitions, under which stock options are outstanding. All regular employees were considered eligible to receive stock options in fiscal 2004. There were approximately 135,000 employees holding options under one or more of the option plans as of October 31, 2004. HP adopted an additional principal plan in fiscal 2004, under which no stock options have been granted. The principal plans adopted in 2004, 2000, 1995 and 1990 permit options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of HP's common stock on the date the option is granted. The term of options granted in fiscal 2004 and 2003 was generally eight years, while options granted prior to fiscal 2003 generally had a ten-year term. Under the 2000 Stock Plan and the 1990 and 1995 Incentive Stock Plans, HP may choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP did not grant any discounted options in fiscal 2004 and 2003. HP granted discounted options to purchase 679,000 shares in fiscal 2002. Options generally vest at a rate of 25% per year over a period of four years from the date of grant, with the exception of discounted options. Discounted options generally may not be exercised until the third or fifth anniversary of the option grant date, at which time such options become fully vested. The cost of the discounted options, determined to be the difference between the exercise price of the option and the fair market value of HP's common stock on the date of the option grant, is expensed ratably over the option vesting period.

        Option activity was as follows for the fiscal years ended October 31:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	Shares in thousands
Outstanding at beginning of year	499,858	$31	459,334	$32	217,441	$35
Granted	71,894	22	71,426	16	66,438	21
Assumed through acquisitions	2,507	14	—	—	202,028	33
Exercised	(12,869)	13	(14,873)	10	(9,208)	7
Forfeited or cancelled	(11,522)	30	(16,029)	33	(17,365)	37

Outstanding at end of year	549,868	30	499,858	31	459,334	32

Exercisable at end of year	377,438	$33	326,829	$34	286,830	$34

        Information about options outstanding was as follows at October 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	Shares in thousands
$0-$9.99	2,967	4.4	$8	2,763	$9
$10-$19.99	130,697	5.6	$16	70,836	$16
$20-$29.99	210,854	5.8	$24	117,669	$25
$30-$39.99	85,037	4.6	$35	77,026	$35
$40-$49.99	68,641	4.4	$46	68,637	$46
$50-$59.99	33,633	4.6	$57	22,842	$56
$60 and over	18,039	4.0	$71	17,665	$71

	549,868	5.3	$30	377,438	$33

        Under the 2000 Stock Plan and the 1990 and 1995 Incentive Stock Plans, certain employees were granted cash, restricted stock awards, or both. Cash and restricted stock awards are independent of option grants and are subject to restrictions. The majority of the shares of restricted stock outstanding at October 31, 2004 are subject to forfeiture if employment terminates prior to the release of restrictions, generally one to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. The cost of the awards, determined to be the fair market value of the shares at the date of grant, is expensed ratably over the period the restrictions lapse. HP had 1,533,000 shares of restricted stock outstanding at October 31, 2004, 1,008,000 shares of restricted stock outstanding at October 31, 2003 and 1,370,000 shares of restricted stock outstanding at October 31, 2002.

        Compensation expense recognized under incentive compensation plans was approximately $48 million in fiscal 2004, $45 million in fiscal 2003 and $84 million in fiscal 2002.

  Shares Reserved

        Shares available for the ESPP and incentive compensation plans were 257,554,000 at October 31, 2004, including 29,123,000 shares under the assumed Compaq plans, and 168,951,000 at October 31, 2003, including 42,967,000 shares under the assumed Compaq plans.

        HP had 808,855,000 shares of common stock reserved at October 31, 2004 and 670,929,000 shares of common stock reserved at October 31, 2003 for future issuance under stock-related benefit plans. Additionally, HP had 21,494,000 shares of common stock reserved at October 31, 2004 and 2003 for future issuances related to conversion of zero-coupon subordinated notes.

  Stock Repurchase Program

        HP repurchases shares of its common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and also to return cash to HP's stockholders. This program authorizes purchases in the open market or in private transactions. During fiscal year 2004 HP's Board of Directors authorized $5.0 billion for future repurchases of outstanding common stock, including authorization to repurchase $3.0 billion of HP shares during the fourth quarter. HP completed share repurchases of approximately 172 million shares for $3.3 billion, 40 million shares for $751 million and 40 million shares for $671 million in fiscal 2004, 2003 and 2002, respectively. Shares repurchased in fiscal 2004 included open market repurchases of 66 million shares for $1.3 billion, 72 million shares for $1.3 billion under an accelerated share repurchase program with an investment bank (the "Accelerated Purchase") and 34 million shares for $679 million from the David and Lucile Packard Foundation (the "Packard Foundation"). Shares repurchased from the Packard Foundation in fiscal years 2003 and 2002 were 13 million shares and 3 million shares for $241 million and $31 million, respectively.

        The Accelerated Purchase occurred on September 20, 2004 and was completed in November 2004, the first quarter of fiscal 2005. Upon completion of the program HP paid a $51 million price adjustment based on the difference between the $18.82 weighted average price of the open market stock purchases by the investment bank and the initial purchase price of $18.11 per share. The price adjustment also included certain amounts reflecting the investment bank's carrying costs or benefits from purchasing shares at prices other than the initial price and its benefits from receiving the $1.3 billion payment in advance of its purchases. The Accelerated Purchase was accounted for as an equity transaction on the cash settlement dates.

        Shares repurchased from the Packard Foundation are purchased under the terms of a memorandum of understanding dated September 9, 2002 and amended and restated September 17, 2004 that, among other things, prices the repurchases by reference to the volume weighted-average price for composite New York Stock Exchange transactions on trading days in which a repurchase occurs. Either HP or the Packard Foundation may suspend or terminate sales under the amended and restated memorandum of understanding at any time.

        As of October 31, 2004, HP had authorization for remaining future repurchases of approximately $2.9 billion.

Note 14: Comprehensive Income (Loss)

        The changes in the components of other comprehensive income (loss), net of taxes, were as follows for the fiscal years ended October 31:

	2004	2003	2002
	In millions
Net earnings (loss)	$3,497	$2,539	$(903)
Net unrealized (losses) gains on available-for-sale securities:
Change in net unrealized (losses) gains, net of tax benefit of $12 in 2004, taxes of $20 in 2003 and tax benefit of $4 in 2002	(12)	36	(7)
Net unrealized gains reclassified into earnings, net of taxes of $5 in 2004, $2 in 2003 and $1 in 2002	(8)	(3)	(2)

	(20)	33	(9)

Net unrealized (losses) gains on cash flow hedges:
Change in net unrealized losses, net of tax benefits of $59 in 2004, $45 in 2003 and $19 in 2002	(100)	(77)	(41)
Net unrealized losses (gains) reclassified into earnings, net of tax benefits of $42 in 2004 and $17 in 2003 and taxes of $12 in 2002	72	29	(20)

	(28)	(48)	(61)

Net change in cumulative translation adjustment	21	2	7
Net change in additional minimum pension liability, net of tax benefit of $3 in 2004, taxes of $97 in 2003 and tax benefit of $191 in 2002	(13)	211	(379)

Comprehensive income (loss)	$3,457	$2,737	$(1,345)

        The components of accumulated other comprehensive loss, net of taxes, were as follows at October 31:

	2004	2003
	In millions
Net unrealized gains on available-for-sale securities	$23	$43
Net unrealized losses on cash flow hedges	(115)	(87)
Cumulative translation adjustment	30	9
Additional minimum pension liability	(181)	(168)

Accumulated other comprehensive loss	$(243)	$(203)

Note 15: Retirement and Post-Retirement Benefit Plans

        Substantially all of HP's employees are covered under various defined benefit plans, defined contribution plans, or both, when they have met the eligibility requirements. In addition, HP sponsors medical and life insurance plans that provide benefits to retired U.S. employees who meet eligibility requirements.

  Defined Benefit Plans

        HP sponsors a number of defined benefit plans worldwide, of which the most significant are in the United States. For U.S employees hired or rehired on or after January 1, 2003, HP sponsors the Hewlett-Packard Company Cash Account Pension Plan (the "Cash Account Pension Plan"), a defined benefit plan under which benefits accrue pursuant to a cash accumulation account formula based upon a percentage of pay plus interest. The HP Retirement Plan (the "Retirement Plan") is a defined benefit pension plan for U.S. employees hired on or before December 31, 2002. Benefits under the Retirement Plan generally are based on pay and years of service, except for eligible pre-acquisition Compaq employees, who do not receive credit for years of service prior to January 1, 2003.

        The benefit payable to a U.S. employee under the Retirement Plan for service before 1993, if any, is reduced by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan ("the DPSP"). The DPSP was closed to new participants in 1993. The DPSP plan obligations are equal to the plan assets and are recognized as an offset to the Retirement Plan when HP calculates its defined benefit pension cost and obligations. The fair value of plan assets and projected benefit obligations for the U.S. defined benefit plans combined with the DPSP as of the September 30 measurement date is as follows:

	2004		2003
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$3,244	$4,970	$3,070	$4,408
DPSP	1,197	1,197	1,151	1,151

Total	$4,441	$6,167	$4,221	$5,559

  Post-Retirement Benefit Plans

        U.S. employees hired or rehired on or after January 1, 2003 may be eligible to participate in a post-retirement medical plan, the HP Retiree Medical Program, but must bear the full cost of their participation. In addition, substantially all of HP's U.S. employees at December 31, 2002 could become eligible for retiree life insurance benefits and partially subsidized retiree medical benefits under the Pre-2003 HP Retiree Medical Program (the "Pre-2003 Program") and certain other retiree medical programs. Plan participants in the Pre-2003 Program make contributions based on their choice of medical option and length of service.

        The Medicare Act reduced HP's post-retirement medical plan obligations and expense during fiscal 2004. See Note 1 for a full description of the impact of the Medicare Act as adopted by HP in the third quarter of fiscal 2004, retroactive to December 2003, the date of the enactment of the Medicare Act.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $405 million in fiscal 2004, $377 million in fiscal 2003 and $309 million in fiscal 2002. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan

(the "HP 401(k) Plan") when they meet eligibility requirements unless they decline participation. On May 3, 2002, HP assumed the sponsorship of the Compaq Computer Corporation 401(k) Investment Plan (the "Compaq 401(k) Plan"). Effective January 1, 2004, the Compaq 401(k) Plan was merged into the HP 401(k) Plan.

        U.S. employees may contribute up to 50% of eligible compensation on a pre-tax basis, subject to certain limits. Prior to January 1, 2003, the maximum employee contribution was 20% of eligible compensation. HP matches employee contributions with cash contributions up to a maximum of 4% of eligible compensation. During the last eight months of calendar 2002 for the Compaq 401(k) Plan only, HP matched up to a maximum of 6% of eligible compensation.

        Effective January 31, 2004, the HP Stock Fund has been designated as an Employee Stock Ownership Plan and, as a result, participants in the HP Stock Fund may receive dividends in cash or may reinvest such dividends into the HP Stock Fund. HP paid approximately $13 million in dividends for the HP common shares held by the HP Stock Fund in fiscal 2004. The dividends are recorded as a reduction of retained earnings in the Consolidated Statements of Stockholders' Equity. The HP Stock Fund held approximately 40 million shares of HP common stock at October 31, 2004.

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit costs were as follows for the fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	In millions
Service cost	$320	$284	$220	$213	$168	$108	$55	$46	$26
Interest cost	266	262	188	265	203	118	103	101	52
Expected return on plan assets	(247)	(215)	(174)	(346)	(217)	(157)	(30)	(25)	(34)
Amortization and deferrals:
Actuarial loss (gain)	29	63	30	93	83	14	25	23	(6)
Prior service cost (benefit)	3	2	3	(2)	1	1	(9)	(2)	(4)

Net periodic benefit cost	371	396	267	223	238	84	144	143	34

Curtailment loss (gain)	—	—	1	—	(6)	(8)	—	—	70
Settlement loss (gain)	—	—	30	(3)	—	11	—	—	—
Special termination benefits	—	—	194	11	16	—	—	—	21

Net benefit cost	$371	$396	$492	$231	$248	$87	$144	$143	$125

        The weighted average assumptions used to calculate net benefit cost were as follows for the fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Discount rate	6.5%	6.8%	7.0%	5.0%	5.2%	5.2%	6.5%	6.8%	7.0%
Average increase in compensation levels	4.0%	4.5%	5.8%	3.6%	4.0%	4.2%	—	—	—
Expected long-term return on assets	8.5%	8.5%	9.0%	6.9%	6.9%	7.5%	8.5%	8.5%	9.0%

        The medical cost and related assumptions used to calculate the post-retirement benefit cost for the fiscal years ended October 31 were as follows:

	2004	2003	2002
Current medical cost trend rate	11.5%	12.5%	7.8%
Ultimate medical cost trend rate	5.5%	5.5%	5.5%
Year the medical cost rate reaches ultimate trend rate	2010	2010	2010

        A 1.0 percentage point increase in the medical cost trend rate would have increased the fiscal 2004 service and interest components of the post-retirement benefit costs by $7 million, while a 1.0 percentage point decrease would have resulted in a decrease of $7 million in the same period.

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows at October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2004	2003	2004	2003	2004	2003
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$3,070	$2,351	$4,576	$2,774	$353	$317
Acquisition/addition/deletion of plans	3	—	70	400	—	—
Actual return on plan assets	376	460	407	351	43	56
Employer contributions	10	488	564	722	49	45
Participants' contributions	—	—	37	31	25	20
Benefits paid	(215)	(229)	(117)	(111)	(94)	(85)
Special termination benefits	—	—	(21)	—	—	—
Currency impact	—	—	408	409	—	—

Fair value—end of year	3,244	3,070	5,924	4,576	376	353

Change in benefit obligation:
Benefit obligation—beginning of year	4,408	4,060	5,118	3,725	1,607	1,573
Acquisition/addition/deletion of plans	10	22	142	512	2	39
Service cost	320	284	213	168	55	46
Interest cost	266	262	265	203	103	101
Participants' contributions	—	—	37	31	25	20
Actuarial loss	181	9	223	110	109	124
Benefits paid	(215)	(229)	(117)	(111)	(94)	(85)
Plan amendments	—	—	(37)	(3)	52	(211)
Special termination benefits	—	—	(11)	4	—	—
Currency impact	—	—	451	479	2	—

Benefit obligation—end of year	4,970	4,408	6,284	5,118	1,861	1,607

Plan assets less than benefit obligation	(1,726)	(1,338)	(360)	(542)	(1,485)	(1,254)
Unrecognized net experience loss	540	516	1,445	1,277	568	496
Unrecognized prior service cost (benefit) related to plan changes	8	11	(44)	(8)	(56)	(116)

Net (accrued) prepaid amount recognized	(1,178)	(811)	1,041	727	(973)	(874)
Contributions after measurement date	—	—	6	16	3	3

Net amount recognized	$(1,178)	$(811)	$1,047	$743	$(970)	$(871)

Accumulated benefit obligation	$3,882	$3,503	$5,425	$4,360

        The weighted average assumptions used to calculate the benefit obligation as of the measurement dates set forth in Note 1 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2004	2003	2004	2003	2004	2003
Discount rate	5.8%	6.5%	4.9%	5.0%	5.8%	6.5%
Average increase in compensation levels	4.0%	4.0%	3.7%	3.6%	—	—
Current medical cost trend rate	—	—	—	—	10.5%	11.5%
Ultimate medical cost trend rate	—	—	—	—	5.5%	5.5%
Year the rate reaches ultimate trend rate	—	—	—	—	2010	2010

        A 1.0 percentage point increase in the medical cost trend rate would have increased the total post-retirement benefit obligation reported at October 31, 2004 by $73 million, while a 1.0 percentage point decrease would have resulted in a decrease of $71 million.

        The net amount recognized for HP's defined benefit and post-retirement benefit plans was as follows at October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2004	2003	2004	2003	2004	2003
	In millions
Prepaid benefit costs	$—	$—	$1,306	$1,155	$—	$—
Other accrued liabilities	(300)	—	—	—	—	—
Pension, post-retirement and post-employment liabilities	(1,152)	(1,073)	(269)	(428)	(973)	(874)
Accumulated other comprehensive loss	274	262	4	—	—	—
Contribution after measurement date	—	—	6	16	3	3

Net amount recognized	$(1,178)	$(811)	$1,047	$743	$(970)	$(871)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2004	2003	2004	2003
	In millions
Aggregate fair value of plan assets	$3,244	$3,070	$4,051	$3,323
Aggregate projected benefit obligation	$4,970	$4,408	$4,512	$3,945

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2004	2003	2004	2003
	In millions
Aggregate fair value of plan assets	$3,244	$1,973	$98	$260
Aggregate accumulated benefit obligation	$3,882	$2,469	$271	$574

  Plan Asset Allocations

        HP's weighted-average target and asset allocations at the September 30 measurement date were as follows:

	U. S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
Asset Category	2004 Target Allocation			2004 Target Allocation			2004 Target Allocation
		2004	2003		2004	2003		2004	2003
Equity securities		71.4%	71.1%		64.8%	63.8%		69.4%	70.1%
Private market securities		2.5%	2.4%		—	—		6.7%	6.4%
Real estate and other		0.3%	0.5%		3.7%	5.1%		0.8%	1.0%

Equity-related investments	74%	74.2%	74.0%	65%	68.5%	68.9%	77%	76.9%	77.5%

Public debt securities	26%	25.8%	26.0%	35%	31.5%	31.1%	23%	23.1%	22.5%

Total	100%	100.0%	100.0%	100%	100.0%	100.0%	100%	100.0%	100.0%

  Investment Policy

        HP's investment strategy for worldwide plan assets is to seek a competitive rate of return relative to an appropriate level of risk. The majority of the plans' investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles, and periodic rebalancing toward asset allocation targets. A number of the plans' investment managers are authorized to utilize derivatives for investment purposes, and HP occasionally utilizes derivatives to effect asset allocation changes or to hedge certain investment exposures.

        The target asset allocation selected for each plan reflects a risk/return profile HP feels is appropriate relative to each plan's liability structure and return goals. HP regularly conducts periodic asset-liability studies for U.S. plan assets in order to model various potential asset allocations in comparison to each plan's forecasted liabilities and liquidity needs. A portion of the U.S. defined benefit plan assets and post-retirement benefit plan assets are invested in private market securities such as venture capital funds, private debt and private equity to provide diversification and higher expected returns.

        Outside the U.S., local regulations require different approaches to target asset allocations, leaning toward a higher percentage allocation in fixed income securities. For each country the local pension board decides on the target allocation. HP's corporate office plays an important governance role in periodically reviewing and approving the allocation strategy and providing a recommended list of investment managers for each country plan.

  Basis for Expected Long-Term Rate of Return on Plan Assets

        The expected long-term rate of return on assets for each U.S. plan reflects the expected returns for each major asset class in which the plan invests, the weight of each asset class in the target mix, the correlations among asset classes, and their expected volatilities. Expected asset class returns reflected the current yield on U.S. government bonds and risk premiums for each asset class. HP considered factors such as historical risk premiums and current valuations, dividend yields, inflation and expected earnings growth rates. Because HP's investment policy is to employ primarily active investment managers who seek to outperform the broader market, the asset class expected returns were adjusted to reflect the expected additional returns net of fees.

        The approach used to arrive at the expected rate of return on assets for the non-U.S. plans was to apply an asset allocation policy of each plan to the expected country real returns for equity and fixed income investments. On an annual basis, empirical data is gathered from the local country subsidiaries to determine expected long-term rates of return for equity and fixed income. These expected real rates of return are then weighted based on country specific allocation mixes adjusted for inflation.

  Future Contributions and Funding Policy

        HP expects to contribute approximately $850 million to its pension plans and $60 million to its post-retirement plans in fiscal 2005. HP's funding policy is to contribute cash to its pension plans so that at least the minimum contribution requirements, as established by local government and funding and taxing authorities, are met. Contributions made to the post-retirement plans will be used primarily for the payment of retiree health claims incurred during the fiscal year.

  Estimated Future Benefits Payable

        HP estimates that the future benefits payable for the retirement and post-retirement plans in place are as follows at October 31, 2004:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Fiscal year ending October 31
2005	$329	$133	$88
2006	$357	$129	$87
2007	$329	$147	$90
2008	$388	$155	$93
2009	$334	$173	$97
Next five fiscal years to October 31, 2014	$2,545	$1,115	$519

Note 16: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance, and include escalation clauses. Rent expense was approximately $766 million in fiscal 2004, $703 million in fiscal 2003 and $566 million in fiscal 2002. Sublease rental income was approximately $43 million in fiscal 2004, $46 million in fiscal 2003 and $17 million in fiscal 2002.

        Future annual minimum lease payments and sublease rental income commitments, excluding future obligations included in the restructuring liabilities on the consolidated balance sheets, at October 31, 2004 are as follows:

	2005	2006	2007	2008	2009	Thereafter
	In millions
Minimum lease payments	$521	$417	$342	$285	$256	$360
Less: Sublease rental income	(27)	(22)	(18)	(15)	(15)	(45)

	$494	$395	$324	$270	$241	$315

        At October 31, 2004, HP had unconditional purchase obligations of approximately $1.0 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are principally related to cost of sales, inventory and other items.

Note 17: Litigation and Contingencies

Pending Litigation and Proceedings

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway is a lawsuit filed in United States District Court for the Eastern District of Texas, Marshall County, on December 16, 2002. Gateway and Dell are no longer defendants in this matter. The suit accuses HP of infringement of three patents related to cache memory (the "Clipper Patents"). Intergraph Hardware Technologies Company ("Intergraph") seeks damages constituting a "reasonable royalty" (as well as enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. The complaint was served on HP on April 1, 2003. On May 21, 2003, HP answered and counterclaimed for a declaratory judgment that the patents are not infringed by HP and that the patents are invalid and unenforceable. Fact discovery closed on October 27, 2004. A claim construction hearing was held on May 7, 2004 and the court issued a ruling on the claim construction hearing on July 1, 2004. Jury selection is scheduled to begin on February 7, 2005, and trial is scheduled to begin on February 21, 2005. Expert discovery is ongoing. On May 7, 2004, Intergraph sued HP in United States District Court for the Eastern District of Texas, Tyler County, for infringement of another patent related to cache memory management. Intergraph seeks an injunction, declaratory relief and attorneys' fees, but not damages. HP answered and counterclaimed, asserting Intergraph's infringement of two HP software patents. HP seeks damages and an injunction. Trial in that matter is scheduled to begin on April 11, 2005 for Intergraph's claims, and on October 24, 2005 for HP's claims. Intergraph has obtained significant settlements from other defendants, ranging from $10 million (Advanced Micro Devices) to $300 million (Intel Corporation), relating to such defendants' direct use of the Clipper Patents. However, the ultimate resolution of these proceedings and the financial impact on HP, which will depend in part on determinations as to the useful life of the patents, what would constitute "reasonable royalty" rates, the allocation of any amounts paid for accounting purposes, the timing of any payments and the units impacted, remains uncertain.

        On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of four HP patents related to computer-aided design, video display technology and information retrieval technology. Intergraph answered and counterclaimed for declaratory relief on October 14, 2003. A claim construction hearing was held on October 22, 2004, and the court subsequently issued its claim construction rulings. HP expects trial to begin in mid-2005. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On April 1, 2004, HP sued Intergraph Corporation in the Mannheim State Court in Mannheim, Germany, and related proceedings in Germany are pending, for infringement of two European Union patents related to computer-aided design. HP seeks damages, an injunction and costs. Trial took place in November 2004, and the court subsequently dismissed HP's action based on a determination of Intergraph's noninfringement. On April 19, 2004, HP sued Z/I Imaging, a subsidiary of Intergraph Corporation, and Intergraph Corporation, in United States District Court for the District of Delaware, accusing Z/I Imaging of infringement of two patents related to image scanning technology. Intergraph answered and counterclaimed for declaratory relief on May 28, 2004. Trial is scheduled to begin December 4, 2005. Also on April 19, 2004, HP sued Intergraph Corporation in United States District Court for the Eastern District of Texas for infringement of one patent relating to computer-aided design. Intergraph answered and counterclaimed for declaratory relief on May 13, 2004. Jury selection is expected to begin in December 2005. In both cases, HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees.

        Copyright levies. Proceedings are being pursued against HP in certain European Union ("EU") member countries seeking to impose levies upon equipment (such as printers and multi-function devices) alleging that these devices enable producing private copies of copyrighted materials.

        Two non-binding arbitration proceedings instituted in June 2001 and June 2002, respectively, were brought in Germany before the arbitration board of the Patent and Trademark Office. VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, brought the proceedings against HP, which relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany relating to multi-function devices and printers that allegedly enable the production of copies by private persons. The published tariffs on these devices in Germany range from 10 to 613.56 euros per unit. Non-binding proposals were presented in the proceedings, both of which HP rejected. In May 2004, VG Wort filed a lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on multi-function devices ("MFDs"). A decision in this matter subsequently was issued. The court held that HP is liable for payments regarding photocopiers sold in Germany, but did not determine the exact amount payable per unit. The court further stated that HP should furnish information regarding the number of MFDs sold in Germany up to December 2001 and the number of copies per minute that various MFDs can produce. Finally, the court held that a levy of a maximum of 1.5% of the price was due on the bundle "LJ8150 MFP plus Scanner-Module C4166B," and that the individual elements of this bundle were not part of the claim. The deadline for filing an appeal of this decision is January 31, 2005. In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. A decision in this matter was subsequently issued. The court held that HP is liable for payments regarding all printers using ASCII code sold in Germany, but did not determine the amount payable per unit. The court further stated that HP should furnish information regarding the number of printers sold in Germany since April 2001 and the number of copies per minute that various printers can produce. The deadline for filing an appeal of this decision is January 27, 2005. In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has undertaken to be bound by a final decision. A decision in this matter subsequently was issued stating that PCs are subject to a levy and that FSC should furnish information as to the number of PCs sold in Germany since January 1, 2001. Further, FSC must pay 12 euros plus compound interest for each PC sold in Germany from March 24, 2001. FSC has indicated that it will appeal the decision.

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

        The total levies due, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies, which will vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems. Based on such opposition, HP's assessments of the merits of various proceedings and HP's estimates of the units impacted and levies, HP has accrued amounts that it believes are adequate to address the matters described above. However, the ultimate resolution of these matters, including the number of units impacted, the amount of levies imposed in various jurisdictions and the availability of HP to recover such amounts through increased prices, remains uncertain.

        Alvis v. HP is a nationwide defective product consumer class action that was filed in state court in Jefferson County, Texas by a resident of Eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in state court in Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. In May 2004, the Texas Supreme Court reversed the certification of the nationwide class in the LaPray case and remanded the case to the trial court. The trial court has not set a new class certification hearing. A class certification hearing was held on July 1, 2003 in the Alvis case, and the court granted plaintiffs' motion to certify a nationwide class action. HP filed an appeal of that certification with the 9th Court of Appeals in Beaumont, Texas, which heard oral arguments on HP's appeal and received a supplemental briefing based upon the LaPray opinion from the Texas Supreme Court. On August 31, 2004, the 9th Court of Appeals in Texas reversed the lower court's decision certifying a nationwide class and remanded the case to the trial court. A class certification hearing was held, and the court has notified the parties that it will certify a Texas-wide class action for injunctive relief only. On June 4, 2003, Barrett v. HP and Grider v. Compaq were each filed in state court in Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On November 5, 2003, the court heard HP's motion to dismiss Barrett v. HP and Grider v. Compaq, which motion was subsequently denied. On December 22, 2003, the court entered an order staying both the Barrett and Grider cases until the conclusions of the Alvis and LaPray actions. On July 28, 2004, the Court lifted the stay in Grider, but took under advisement the plaintiff's motion to lift the stay in Barrett. On November 5, 2004, Scott v. HP was filed in state court in San Joaquin County, California, with factual allegations similar to those in Alvis and LaPray. The complaint in Scott seeks class certification, injunctive relief, unspecified damages (including punitive damages), restitution, costs and attorneys' fees. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to extend the statute of limitations on its investigation until June 6, 2005. HP is cooperating fully with this investigation.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed an action against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringes a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. HP has answered and counterclaimed. This action seeks declaratory and injunctive relief and unspecified damages. On March 26, 2004, the court issued a ruling interpreting the disputed claims terms in the patent at issue. Discovery is ongoing, and no trial date has been set.

        HP v. EMC Corporation ("EMC") is a lawsuit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accuses EMC of infringing seven HP patents. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On July 21, 2003, EMC filed its answer and a cross-claim asserting, among other things, that numerous HP storage, server and printer products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages, costs and attorneys' fees for patent infringement. The court issued an order construing disputed claim terms on June 23, 2004. Discovery is ongoing. Trial is expected in late 2005 or early 2006. Subsequently, HP filed a second lawsuit in United States District Court for the Northern District of California, in which HP accuses additional models of certain EMC products of infringing the same seven HP patents. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. EMC also filed suit against StorageApps, a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of EMC patents relating to storage devices, and sought a permanent injunction as well as unspecified monetary damages for patent infringement. The court held a hearing to construe the disputed claims terms of EMC's three patents in the suit on July 21-22, 2003 and issued its claim construction ruling on September 12, 2003. Following a trial in May 2004, the jury found that three of EMC's patents are valid and infringed. The damages phase of the litigation has commenced, and a trial on the issue of damages is scheduled to begin on February 17, 2005. HP is appealing the judgment of liability.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in state court in Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The court in the HP action has certified an Illinois class as to Intel but denied a nationwide class. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs and certification of a nationwide class against HP and Compaq. The class action certification hearings against HP and Compaq have not been scheduled. In each action, HP and Compaq have filed motions to dismiss the cases, which the court has denied. HP and Compaq also have filed forum non conveniens motions, which are pending. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in state court in Alameda County, California to which HP was joined on June 14, 2004, based upon factual allegations similar to those in the Neubauer cases. The plaintiffs seek unspecified damages, restitution, attorneys' fees and cost and certification of nationwide class.

        Forgent Networks v. HP et al. is a lawsuit filed on April 22, 2004 against HP as well as 30 other companies in United States District Court for the Eastern District of Texas. The complaint accuses HP of patent infringement with respect to HP's products that implement JPEG compression. JPEG is a standard for data compression used in HP's PCs, scanners, digital cameras, PDAs, and non-photo-printers. Forgent seeks unspecified damages, an injunction, interest, costs and attorneys' fees. Separately, HP has alerted government regulators of Forgent's participation in the JPEG standardization process and current licensing activities. Trial has been set for October 2005.

        Hewlett-Packard Development Company, LP v. Gateway, Inc. is a lawsuit filed on March 24, 2004 by HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), against Gateway, Inc. in U.S. District Court in the Southern District of California, alleging infringement of six patents relating to various notebook, desktop and enterprise computer technologies. On April 2, 2004, HPDC filed an amended complaint, adding infringement allegations for four additional patents. HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On May 10, 2004, Gateway filed an answer and a counterclaim, alleging infringement of five Gateway patents relating to computerized television, wireless, computer monitoring and computer expansion card technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees. Claim construction is scheduled to begin on January 24-25, 2005. On May 6, 2004, HPDC and HP filed a complaint with the U.S. International Trade Commission ("ITC") against Gateway, alleging infringement of seven additional computer technology patents. HP seeks an injunction. On October 21, 2004, HPDC filed suit in the United States District Court for the Western District of Wisconsin against eMachines, a wholly-owned subsidiary of Gateway, alleging infringement of five HPDC patents relating to personal and desktop computers, of which three patents remain in suit. HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees.

        On July 2, 2004, Gateway filed a complaint with the ITC against HP, alleging infringement of three patents relating to audio control, imaging and computerized television technologies. Gateway seeks an injunction. Also on July 2, 2004, Amiga Development LLC ("Amiga"), an entity affiliated with Gateway, filed a lawsuit against HP in the Eastern District of Texas, alleging infringement of three patents relating to computer monitoring, imaging and decoder technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees. HP and HPDC have answered and counterclaimed, alleging infringement by Amiga and Gateway of four HPDC patents related to personal computer technology. On August 18, 2004, Gateway filed a declaratory relief action against HPDC in the United States District Court for the Southern District of California seeking a declaration of non-infringement and invalidity of the above-referenced four HPDC patents relating to personal computer technology. HPDC answered and counterclaimed and alleged infringement of the same four patents. HP seeks an injunction, unspecified monetary damages, interest and attorneys' fees. Claim construction is scheduled to begin in January 2005.

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

        Stevens v. HP (renamed as Erickson v. HP) is an unfair business practices consumer class action filed in the Superior Court of California in Riverside County on July 31, 2000. Consumer class action lawsuits have been filed, in coordination with the original plaintiffs, in 33 additional jurisdictions. The various plaintiffs throughout the country claim to have purchased different models of HP inkjet printers. The basic factual allegation of these actions is that affected consumers who purchased HP printers received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claim that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions seek injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. In the initial California matter, the court granted summary judgment in HP's favor and denied class certification. In October of 2003, the California appellate court affirmed the lower court's decisions and dismissed plaintiff's appeal. The matter was certified as a class action in North Carolina state court, where it was filed as Hughes v. Hewlett-Packard Company. HP prevailed at the trial of this case, which concluded in September 2003. The litigation is not in trial in other jurisdictions and the other cases have not been certified as class actions. Plaintiffs' counsel in all 33 jurisdictions have signed a dismissal agreement, which provides that all of the cases will be dismissed. Thus far twenty-one of the actions have been dismissed.

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South

African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. The court subsequently dismissed the plaintiffs' complaint, and plaintiffs have appealed the decision to the United States Court of Appeals for the Second Circuit.

        In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into OEM activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP is cooperating fully with this inquiry.

        In March 2003, the Korea Fair Trade Commission commenced an investigation of the Korean printing and supplies market. The Korea Fair Trade Commission contacted HP requesting information on its printing systems business. A hearing is expected to be held in 2005. HP is cooperating fully with this inquiry.

        The Government of Canada conducted cost audits of certain contracts between Public Works and Government Services Canada ("PWGSC") and each of Compaq Canada Corp. and Hewlett-Packard (Canada) Co. relating to services provided to the Canadian Department of National Defence ("DND"). Compaq Canada Corp. was combined with Hewlett-Packard (Canada) Co. following HP's acquisition of Compaq. HP cooperated fully with the audit and has conducted its own inquiry, sharing the results of its investigation with PWGSC and DND. On May 14, 2004, HP announced that it had resolved the dispute with the Government of Canada. HP Canada agreed to reimburse the Government of Canada the sum of CDN$146 million (approximately US$105 million), an amount determined by both parties to be appropriate upon investigation. HP recorded $70 million in the second quarter of fiscal 2004 and had recorded $35 million in the prior fiscal year. HP determined that it was important for HP to honor its contractual obligations, rather than engage in protracted litigation with the Government of Canada, despite the lack of evidence that HP employees derived any improper benefit from the complex scheme designed to exploit both parties. HP has initiated proceedings to recover these funds from responsible individuals, and continues to consider further proceedings against others to recover additional funds.

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified above, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," HP makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed above are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

Note 18: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, solutions and services to individual consumers and businesses. HP's offerings span IT infrastructure and storage, personal computing and other access devices, multi-vendor services including maintenance, consulting and integration and outsourcing, and imaging and printing.

        During fiscal 2004, HP organized its operations into seven business segments: PSG, IPG, ESS, HPS, HP Financial Services ("HPFS"), Software, and Corporate Investments. Given the cross-segment linkages in our Adaptive Enterprise offering, and in order to capitalize on up-selling and cross-selling opportunities, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"), in order to provide a supplementary view of HP's business. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the Consolidated Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. At the beginning of the first quarter of fiscal 2004, HP divided its Enterprise Systems Group into the ESS segment and Software segment. Segment operating results for fiscal 2003 and 2002 have been restated to reflect this organizational change as well as certain minor product reclassifications. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

        Technology Solutions Group's mission is to coordinate HP's Adaptive Enterprise offering across organizations to create solutions that allow customers to manage and transform their business and IT environments. TSG allows HP to leverage the resources and capabilities of the HP portfolio by applying key design principles consistently across business, application and infrastructure services with a vision of standardization, simplification, modularity and integration. Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on the HP-UX operating system, Itanium®(1)-based servers running on HP-UX, Windows®(2) and Linux and the HP AlphaServer product line running on both Tru64 UNIX®(3) and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products for business critical solutions. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows, Linux and Novell operating systems, and HP's BladeSystem family of blade servers. HP's StorageWorks offerings include entry-level, mid-range and enterprise arrays, storage area networks (SANs), network attached storage, storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

(1)
Itanium® is a registered trademark of Intel Corporation.

(2)
Windows® is a registered trademark of Microsoft Corporation.

(3)
UNIX® is a registered trademark of The Open Group.

•
HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration, and managed services. HPS also offers a variety of services tailored to particular industries such as manufacturing, network and service providers. In collaboration with ESS and Software, HPS teams with software and networking companies and local systems integrators to bring solutions to HP's customers. Technology services (formerly called Customer Support) provides a range of technology services from standalone product support to high availability services for complex, global, networked, multi-vendor environments. Technology services also manages the delivery of product warranty support through its own service organization, as well as through authorized resellers. Consulting and integration services help customers measure, assess and maintain the link between business and IT; design and integrate the customers' environments into a more adaptive infrastructure; and align, extend and manage applications and business processes. Consulting and integration provides cross-industry solutions in areas such as supply chain, business portals, messaging and security. Managed services offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services and business process outsourcing, as well as business continuity and recovery services.

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

•
Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and small and medium business customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP business desktops and the HP Compaq business series, Evo notebook PCs and Compaq Tablet

    PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs. Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high resolution graphics. Workstations are provided for UNIX, Windows and Linux-based systems. Handheld computing devices include the iPAQ series of products ranging from entry-level devices primarily used as organizers to advanced devices with biometric security and wireless capability, that run on Windows Mobile software. Digital entertainment products include DVD+RW drives, the HP Movie Writer, the HP Digital Entertainment Center, plasma and LCD flat panel televisions and the Apple iPod®(4) from HP.

(4)
iPod® is a registered trademark of Apple Computer, Inc.

•
Imaging and Printing Group provides home and business printing, imaging and publishing devices and systems, digital imaging products and printer supplies. Home and business printing, imaging and publishing devices and systems include color and monochrome single-function printers for shared and personal use, printer- and copier-based multi-function devices, inkjet and laser all-in-one printers, wide- and large-format inkjet printers and digital presses. Digital imaging products include Photosmart printers, digital photography products and scanners. Printer supplies include laser and inkjet printer cartridges and other related printing media such as HP-branded Vivera ink and HP Premium and Premium Plus photo papers.

•
HP Financial Services supports and enhances HP's global product and services solutions, providing a broad range of value-added financial life cycle management services. HPFS enables HP's worldwide customers to acquire complete IT solutions, including hardware, software and services. HPFS offers leasing, financing, utility programs, and asset recovery services, as well as financial asset management services, for large global and enterprise customers. HPFS also provides an array of specialized financial services to small and medium-sized businesses and education and government entities. HPFS offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

•
Corporate Investments is managed by the Office of Strategy and Technology and includes HP Labs and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products that enhance computing and enterprise solutions as well as the licensing of specific HP technology to third parties.

  Segment Data

        The results of the business segments are derived directly from HP's internal management reporting system. The accounting policies used to derive business segment results are substantially the same as those used by the consolidated company. Management measures the performance of each business segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the business segments. Certain operating expenses, which HP manages separately at the corporate level, are not allocated to the business segments. These unallocated costs include primarily amortization of purchased intangible assets, certain acquisition-related charges and charges for purchased IPR&D as well as certain corporate governance costs.

        Restructuring charges and any associated adjustments thereto related to restructuring actions initiated prior to fiscal 2004 are not allocated to the business segments.

        Selected operating results information for each business segment, as well as for TSG, was as follows for the fiscal years ended October 31:

	Total Net Revenue			Earnings (Loss) from Operations
	2004	2003	2002	2004	2003	2002
	In millions
Enterprise Storage and Servers	$15,152	$14,593	$10,402	$173	$142	$(308)
HP Services	13,778	12,357	9,052	1,263	1,362	891
Software	922	774	703	(145)	(190)	(348)

Technology Solutions Group	29,852	27,724	20,157	1,291	1,314	235

Personal Systems Group	24,622	21,210	14,680	210	22	(236)
Imaging and Printing Group	24,199	22,569	20,358	3,847	3,596	3,365
HP Financial Services	1,895	1,921	1,707	125	79	(134)
Corporate Investments	449	344	288	(178)	(161)	(232)

Segment total	$81,017	$73,768	$57,190	$5,295	$4,850	$2,998

        The reconciliation of segment operating results information to HP consolidated totals was as follows for the fiscal years ended October 31:

	2004	2003	2002
	In millions
Net revenue:
Segment total	$81,017	$73,768	$57,190
Elimination of intersegment net revenue and other	(1,112)	(707)	(602)

Total HP consolidated	$79,905	$73,061	$56,588

Earnings (loss) before taxes:
Total segment earnings from operations	$5,295	$4,850	$2,998
Acquisition-related inventory write-downs	—	—	(147)
Corporate and unallocated costs and eliminations	(260)	(310)	(187)
Restructuring charges	(114)	(800)	(1,780)
In-process research and development charges	(37)	(1)	(793)
Acquisition-related charges	(54)	(280)	(701)
Amortization of purchased intangible assets	(603)	(563)	(402)
Interest and other, net	35	21	52
Gains (losses) on investments and early extinguishment of debt	4	(29)	(75)
Dispute settlement	(70)	—	14

Total HP consolidated	$4,196	$2,888	$(1,021)

        Assets are allocated to the business segments based on the primary segments benefiting from the assets. Certain assets, such as deferred tax assets, which cannot be directly attributable to a segment, are allocated based on certain drivers. Corporate and unallocated assets are composed primarily of cash and cash equivalents and short-term investments. As described above, fiscal 2004 segment asset information is stated based on the 2004 organizational structure. However, it is not practicable to restate fiscal 2003 and 2002 segment assets for these changes. Total assets by segment as well as for TSG and the reconciliation of segment assets to HP consolidated total assets was as follows at October 31:

	2004	2003	2002
	In millions
Enterprise Storage and Servers	$13,856	$—	$—
Software	1,422	—	—

Enterprise Systems Group	15,278	15,038	15,555
HP Services	14,619	12,700	12,436

Technology Solutions Group	$29,897	$27,738	$27,991

Personal Systems Group	10,622	10,421	9,986
Imaging and Printing Group	14,169	13,824	12,272
HP Financial Services	7,992	7,830	8,540
Corporate Investments	375	228	129
Corporate and unallocated assets	13,083	14,675	11,792

Total HP consolidated assets	$76,138	$74,716	$70,710

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, was as follows for the fiscal years ended October 31:

	2004	2003	2002
	In millions
Net revenue:
U.S.	$29,362	$29,218	$23,302
Non-U.S.	50,543	43,843	33,286

Total net revenue	$79,905	$73,061	$56,588

        Net revenue by geographic area is based upon the sales location which predominately represents the customer location. No single country outside of the United States represented more than 10% of HP's total net revenue in any period presented. No single country outside of the United States represented 10% or more of HP's total net assets in any period presented, with the exception of the Netherlands at October 31, 2004 and Belgium at October 31, 2003, respectively. No single country outside of the United States represented more than 10% of HP's total net property, plant and equipment in any period presented. HP's long-lived assets other than goodwill and purchased intangible assets, which are not allocated to specific geographic locations as it is impracticable to do so, are composed principally of net property, plant and equipment.

        Net property, plant and equipment, classified by major geographic areas in which HP operates, was as follows at October 31:

	2004	2003	2002
	In millions
Net property, plant and equipment:
U.S.	$2,648	$3,693	$4,158
Non-U.S.	4,001	2,789	2,766

Total net property, plant and equipment	$6,649	$6,482	$6,924

  Net revenue by similar products or services

        Net revenue from products or services in each of the Software, HPFS* and Corporate Investments segments are similar. The following table provides net revenue for similar classes of products within the IPG, PSG, ESS and HPS segments for the fiscal years ended October 31:

	2004		2003		2002
	In millions
Printer hardware	$9,440	*	$9,086	*	$8,661	*
Supplies	13,197	*	12,004	*	10,453	*
Digital imaging and other	1,562		1,479		1,244

Imaging and Printing Group	$24,199		$22,569		$20,358

Desktop personal computers	$14,168	*	$12,503	*	$9,293	*
Notebook personal computers	8,422	*	6,922		4,050
Workstations	1,018		923		763
Personal appliances and other	1,014		862		574

Personal Systems Group	$24,622		$21,210		$14,680

Servers	$11,884	*	$11,095	*	$7,626	*
Storage	3,268		3,498		2,776

Enterprise Storage and Servers	$15,152		$14,593		$10,402

Technology services	$8,673	*	$8,018	*	$5,850	*
Managed services	2,590		1,873		1,073
Consulting and integration	2,515		2,466		2,129

HP Services	$13,778		$12,357		$9,052

*
Denotes that net revenue for the class of products or services equaled or exceeded 10% of HP's consolidated net revenue for the fiscal year or, in the case of HPFS, for all fiscal years presented.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)

	Three-month periods ended
	January 31	April 30	July 31	October 31
	In millions, except per share amounts
2004
Net revenue	$19,514	$20,113	$18,889	$21,389
Cost of sales(1)	14,564	15,045	14,443	16,288
Research and development	875	910	862	859
Selling, general and administrative	2,719	2,816	2,738	2,751
Amortization of purchased intangible assets	144	148	146	165
Restructuring charges	54	38	9	13
Acquisition-related charges	15	9	6	24
In-process research and development charges	—	9	28	—
Total costs and expenses	18,371	18,975	18,232	20,100
Earnings from operations	1,143	1,138	657	1,289
Interest and other, net	11	2	20	2
Gains (losses) on investments	9	(5)	1	(1)
Dispute settlement	—	(70)	—	—
Earnings before taxes	1,163	1,065	678	1,290
Provision for taxes	227	181	92	199
Net earnings	936	884	586	1,091
Net earnings per share:(2)
Basic	$0.31	$0.29	$0.19	$0.37
Diluted	$0.30	$0.29	$0.19	$0.37
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange and Nasdaq Stock Market:
Low	$21.28	$19.70	$19.50	$16.50
High	$26.12	$24.12	$22.00	$20.50
2003(3)
Net revenue	$17,877	$17,983	$17,348	$19,853
Cost of sales(1)	13,141	13,103	12,810	14,804
Research and development	908	941	895	907
Selling, general and administrative	2,725	2,795	2,785	2,707
Amortization of purchased intangible assets	138	141	141	143
Restructuring charges	—	234	376	190
Acquisition-related charges	86	126	40	28
In-process research and development charges	—	—	—	1
Total costs and expenses	16,998	17,340	17,047	18,780
Earnings from operations	879	643	301	1,073
Interest and other, net	51	(20)	10	(20)
Gains (losses) on investments	(5)	(12)	(24)	12
Earnings before taxes	925	611	287	1,065
Provision for (benefit from) taxes	204	(48)	(10)	203
Net earnings	721	659	297	862
Net earnings per share:(2)
Basic	$0.24	$0.22	$0.10	$0.28
Diluted	$0.24	$0.22	$0.10	$0.28
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange and Nasdaq Stock Market:
Low	$14.85	$15.00	$16.55	$19.26
High	$20.85	$18.44	$23.52	$22.31

(1)
Cost of products, cost of services and financing interest.

(2)
EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(3)
Certain reclassifications have been made in order to conform to the fiscal 2004 presentation.

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

        HP will be required by the Sarbanes-Oxley Act to include an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Report on Form 10-K beginning with its filing for its fiscal year ended October 31, 2005.

ITEM 9B. Other Information.

        Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

        The following information is included in HP's Notice of Annual Meeting of Shareowners and Proxy Statement to be filed within 120 days after HP's fiscal year end of October 31, 2004 (the "Proxy Statement") and is incorporated herein by reference:

  •
  Information regarding directors of HP who are standing for reelection is set forth under "Election of Directors"

  •
  Information regarding HP's Audit Committee and designated "audit committee financial experts" is set forth under "Corporate Governance Principles and Board Matters, Board Structure and Committee Composition—Audit Committee"

  •
  Information on HP's code of business conduct and ethics for directors, officers and employees, also known as the "Standards of Business Conduct," and on HP's Corporate Governance Guidelines is set forth under "Corporate Governance Principles and Board Matters"

  •
  Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Compliance"

ITEM 11. Executive Compensation.

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

ITEM 14. Principal Accountant Fees and Services.

        Information regarding principal auditor fees and services is set forth under "Principal Accountant Fees and Services" in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

  (a)
  The following documents are filed as part of this report:

  1.
  All Financial Statements:

        The following financial statements are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

  2.
  Financial Statement Schedules:

  Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2004.

  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

  3.
  Exhibits:

  A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by HP) is provided in the Exhibit Index on page 156 of this report. HP shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting:

      Hewlett-Packard Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304
      (866) GET-HPQ1 or (866) 438-4771

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the fiscal years ended October 31
	2004	2003	2002
	In millions
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$347	$410	$275
Amount acquired through acquisition	9	—	141
(Reversal) addition of bad debt provision	(6)	29	90
Deductions, net of recoveries	(64)	(92)	(96)

Balance, end of period	$286	$347	$410

Allowance for doubtful accounts—financing receivables:
Balance, beginning of period	$210	$270	$147
Amount acquired through acquisition	—	—	97
Additions to allowance	104	73	209
Deductions, net of recoveries	(101)	(133)	(183)

Balance, end of period	$213	$210	$270

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 14, 2005	HEWLETT-PACKARD COMPANY
	By:	/s/ CHARLES N. CHARNAS Charles N. Charnas Vice President, Deputy General Counsel and Assistant Secretary

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

Signature	Title(s)	Date

/s/ CARLETON S. FIORINA Carleton S. Fiorina	Chairman and Chief Executive Officer (Principal Executive Officer)	January 14, 2005
/s/ ROBERT P. WAYMAN Robert P. Wayman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 14, 2005
/s/ JON E. FLAXMAN Jon E. Flaxman	Senior Vice President and Controller (Principal Accounting Officer)	January 14, 2005
/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	January 14, 2005
/s/ PATRICIA C. DUNN Patricia C. Dunn	Director	January 14, 2005
/s/ RICHARD A. HACKBORN Richard A. Hackborn	Director	January 14, 2005
/s/ GEORGE A. KEYWORTH II George A. Keyworth II	Director	January 14, 2005
/s/ ROBERT E. KNOWLING, JR. Robert E. Knowling, Jr.	Director	January 14, 2005

/s/ SANFORD M. LITVACK Sanford M. Litvack	Director	January 14, 2005
/s/ ROBERT L. RYAN Robert L. Ryan	Director	January 14, 2005
/s/ LUCILLE S. SALHANY Lucille S. Salhany	Director	January 14, 2005

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective March 17, 2004.	10-Q	001-04423	3(c)	June 9, 2004
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Registrant's 7.15% Global notes due June 15, 2005, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 15, 2000
4(e)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(f)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(g)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001
4(h)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002

4(i)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(j)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(k)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
5-9	Not applicable.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 18, 2004.*‡
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Registrant's 1987 Director Option Plan.*	S-8	33-30769	4	August 31, 1989
10(g)	Amendment of Registrant's 1987 Director Option Plan, effective July 17, 1991.*‡
10(h)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(i)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(j)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(k)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(l)	Compaq Computer Corporation 1985 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(k)	January 21, 2003

10(m)	Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(l)	January 21, 2003
10(n)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(m)	January 21, 2003
10(o)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(p)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(q)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(r)	Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.*	10-Q	001-04423	10(c)	September 12, 2000
10(s)	First Amendment to Registrant's Excess Benefit Retirement Plan, effective November 1, 1999.*	10-K	001-04423	10(b)(b)	January 21, 2003
10(t)	Second Amendment to Registrant's Excess Benefit Retirement Plan, effective April 1, 2004.*	10-Q	001-04423	10(t)	June 9, 2004
10(u)	Third Amendment to Registrant's Excess Benefit Retirement Plan, effective May 1, 2004.*	10-Q	001-04423	10(u)	June 9, 2004
10(v)	Hewlett-Packard Company Cash Account Pension Restoration Plan.*	10-K	001-04423	10(c)(c)	January 21, 2003
10(w)	Registrant's Executive Pay-for-Results Plan, amended and restated effective November 1, 2003.*	10-Q	001-04423	10(c)(c)	March 11, 2004
10(x)	Registrant's Executive Deferred Compensation Plan, amended and restated effective October 1, 2004.*‡
10(y)	Employment Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(g)(g)	September 20, 1999

10(z)	Incentive Stock Plan Stock Option Agreement (Non-Qualified), dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(i)(i)	September 20, 1999
10(a)(a)	Restricted Stock Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(j)(j)	September 20, 1999
10(b)(b)	Restricted Stock Unit Agreement, dated July 17, 1999, between Registrant and Carleton S. Fiorina.*	10-Q	001-04423	10(k)(k)	September 20, 1999
10(c)(c)	Amended Employment Agreement, dated October 4, 2004, between Registrant and Michael J. Winkler.*‡
10(d)(d)	Registrant's Severance Plan for Executive Officers.*	10-K	001-04423	10(z)(z)	January 20, 2004
10(e)(e)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(f)(f)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)(g)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(h)(h)	Registrant's Service Anniversary Stock Plan, as amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003
10(i)(i)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(l)(l)	June 9, 2004
10(j)(j)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*‡

10(k)(k)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*‡
10(l)(l)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(m)(m)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(p)(p)	June 9, 2004
10(n)(n)	Form of Stock Option Agreement for Registrant's 1987 Director Option Plan, as amended.*‡
10(o)(o)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(p)(p)	Form of Stock Option Agreement for the Compaq Computer Corporation 1985 Stock Option Plan, as amended.*	10-K	001-04423	10(z)(z)	January 21, 2003
10(q)(q)	Form of Stock Option Agreement for the Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, as amended.*	10-K	001-04423	10(a)(1)	January 21, 2003
10(r)(r)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*‡
10(s)(s)	Form of Stock Option Agreement for the Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, as amended.*‡
10(t)(t)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*‡
11	Not applicable.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-16	Not applicable.
18	Not applicable.
21	Subsidiaries of Registrant as of October 31, 2004.‡

22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (see signature page) of this Annual Report on Form 10-K and incorporated herein by reference.
25-26	Not applicable.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*
Indicates management contract or compensatory plan, contract or arrangement.

‡
Filed herewith.

†
Furnished herewith.

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
  ITEM 1. Business.
  ITEM 2. Properties.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  ITEM 6. Selected Financial Data.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 8. Financial Statements and Supplementary Data.
TABLE OF CONTENTS
Report of Independent Registered Public Accounting Firm
Statement of Management Responsibility
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Statements of Operations
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Balance Sheets
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Statements of Cash Flows
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Notes to Consolidated Financial Statements
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Quarterly Summary (Unaudited)
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  ITEM 9A. Controls and Procedures.
  ITEM 9B. Other Information.
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Principal Accountant Fees and Services.
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules.
  Schedule II
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Valuation and Qualifying Accounts
SIGNATURES
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX