Form 10-Q
period 2005-01-31
HEWLETT PACKARD CO
filed 2005-03-11
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2005
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

        The number of shares of HP common stock outstanding as of February 28, 2005 was 2,895,553,951 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, cash repatriation, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; any statements regarding management and organizational structure; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the outcome of pending legislation; the execution and performance of contracts by customers, suppliers and partners; disruptions in relationships with customers, suppliers and partners resulting from management transition; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; and other risks that are described herein and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed after HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2004, except as to items that are specifically superseded by "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2005	2004
	In millions, except per share amounts
Net revenue:
Products	$17,041	$15,870
Services	4,321	3,536
Financing income	92	108

Total net revenue	21,454	19,514

Costs and expenses:
Cost of products	13,071	11,912
Cost of services	3,409	2,739
Financing interest	57	40
Research and development	878	889
Selling, general and administrative	2,704	2,578
Amortization of purchased intangible assets	167	144
Restructuring charges	3	54
Acquisition-related charges	—	15

Total costs and expenses	20,289	18,371

Earnings from operations	1,165	1,143

Interest and other, net	25	11
(Losses) gains on investments	(24)	9
Dispute settlement	(116)	—

Earnings before taxes	1,050	1,163
Provision for taxes	107	227

Net earnings	$943	$936

Net earnings per share:
Basic	$0.32	$0.31

Diluted	$0.32	$0.30

Cash dividends declared per share	$0.16	$0.16
Weighted average shares used to compute net earnings per share:
Basic	2,908	3,050

Diluted	2,936	3,088

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	January 31, 2005	October 31, 2004
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,302	$12,663
Short-term investments	298	311
Accounts receivable	8,665	10,226
Financing receivables	2,810	2,945
Inventory	7,120	7,071
Other current assets	9,520	9,685

Total current assets	41,715	42,901

Property, plant and equipment	6,690	6,649
Long-term financing receivables and other assets	6,949	6,657
Goodwill	15,850	15,828
Purchased intangible assets	3,939	4,103

Total assets	$75,143	$76,138

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,803	$2,511
Accounts payable	8,234	9,377
Employee compensation and benefits	1,685	2,208
Taxes on earnings	1,438	1,709
Deferred revenue	3,150	2,958
Accrued restructuring	158	193
Other accrued liabilities	10,105	9,632

Total current liabilities	27,573	28,588

Long-term debt	4,408	4,623
Other liabilities	5,436	5,363
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,902 and 2,911 shares issued and outstanding, respectively)	29	29
Additional paid-in capital	21,849	22,129
Retained earnings	16,011	15,649
Accumulated other comprehensive loss	(163)	(243)

Total stockholders' equity	37,726	37,564

Total liabilities and stockholders' equity	$75,143	$76,138

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2005	2004
	In millions
Cash flows from operating activities:
Net earnings	$943	$936
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	612	565
Provision for bad debt and inventory	133	94
Restructuring charges	3	54
Acquisition-related charges	—	15
Deferred taxes on earnings	230	101
Other, net	1	61
Changes in assets and liabilities:
Accounts and financing receivables	1,598	667
Inventory	(198)	(520)
Accounts payable	(1,143)	(2,317)
Taxes on earnings	(281)	(102)
Restructuring	(59)	(271)
Other assets and liabilities	(281)	865

Net cash provided by operating activities	1,558	148

Cash flows from investing activities:
Investment in property, plant and equipment	(575)	(425)
Proceeds from sale of property, plant and equipment	156	132
Purchases of available-for-sale securities	(1,678)	(214)
Sales of available-for-sale securities and other investments	1,469	183
Maturities of available-for-sale securities	224	249
Payments made in connection with business acquisitions, net of acquisition costs	(7)	(224)

Net cash used in investing activities	(411)	(299)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	111	(89)
Issuance of debt	—	9
Payment of long-term debt	(11)	(151)
Issuance of common stock under employee stock plans	262	270
Repurchase of common stock	(637)	(256)
Dividends	(233)	(244)

Net cash used in financing activities	(508)	(461)

Increase (decrease) in cash and cash equivalents	639	(612)
Cash and cash equivalents at beginning of period	12,663	14,188

Cash and cash equivalents at end of period	$13,302	$13,576

Supplemental schedule of noncash financing activities:
Net issuances of restricted stock	$84	$31

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2005, and its results of operations and cash flows for the three months ended January 31, 2005 and 2004. The Consolidated Condensed Balance Sheet as of October 31, 2004 is derived from the October 31, 2004 audited financial statements.

        Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. In addition, a reclassification of certain information technology ("IT") infrastructure costs was made from selling, general and administrative expenses to cost of products, cost of services and research and development expenses to better align the IT costs with the functional areas they support. The impact of these reclassifications is an increase in cost of sales offset by an equal reduction of operating expenses, with no impact to consolidated or segment level earnings from operations.

        The results of operations for the three months ended January 31, 2005 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

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

  Services

        HP recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract support contracts, ratably over the contract period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue and costs as services are rendered. Revenue from fixed-price consulting arrangements is recognized over the contract period on a proportional performance basis, as determined by the relationship of actual costs incurred to date to the estimated total contract costs, with estimates regularly revised during the life of the contract. For outsourcing contracts, HP recognizes revenue ratably over the contractual service period for fixed price contracts and on the output or consumption basis for all other outsourcing contracts. HP recognizes costs associated with outsourcing contracts as incurred, unless such costs relate to the transition phase of the outsourcing contract, in which case HP generally amortizes those costs over the contractual service period. Losses on consulting and outsourcing arrangements are recognized in the period that the contractual loss becomes probable and estimable. HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. HP records revenue that is earned and recognized in excess of amounts invoiced on fixed-price contracts as trade receivables. HP recognizes revenue from operating leases on an accrual basis as services revenue when the rental payments become due.

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

        HP has determined pro forma amounts as if the fair value method required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," had been applied to its stock-based compensation. The fair value of stock options and stock purchase rights were estimated on the date of grant using the Black-Scholes option pricing model.

        The pro forma effect on net earnings as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows:

	Three months ended January 31
	2005	2004
	In millions, except per share amounts
Net earnings, as reported	$943	$936
Add: stock-based compensation included in reported net earnings, net of related tax effects	11	6
Less: stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(142)	(174)

Pro forma net earnings	$812	$768

Basic net earnings per share:
As reported	$0.32	$0.31

Pro forma	$0.28	$0.25

Diluted net earnings per share:
As reported	$0.32	$0.30

Pro forma	$0.28	$0.25

  Share Repurchases

        HP has a systematic share repurchase program. This program authorizes repurchases in the open market or in private transactions. HP paid $586 million and $256 million in connection with share repurchases of 29 million shares and 12 million shares, respectively, during the three months ended January 31, 2005 and 2004, respectively. In addition, HP had an accelerated share repurchase program (the "Program") with an investment bank which began in September 2004 and was completed in November 2004. Under the Program, approximately 72 million shares were purchased for $1.3 billion, including the final $51 million price adjustment paid in November 2004. As of January 31, 2005, HP had authorization for remaining future repurchases of approximately $2.3 billion.

  Recent Pronouncements

        FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. HP expects to make its repatriation determination in the second quarter of fiscal 2005. Accordingly, as provided for in FSP 109-2, HP has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

        In May 2004, the FASB issued FSP No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Medicare Act"). The Medicare Act provides for certain federal subsidies on drug benefits in retiree health plans. In the third quarter of fiscal 2004, HP adopted FSP 106-2 retroactive to December 8, 2003, the date of the enactment of the Medicare Act. The expected subsidy reduced HP's accumulated postretirement benefit obligation by approximately $133 million, which HP recognized as a reduction in the unrecognized net actuarial loss and is amortizing over the service lives of eligible employees. The adoption of FSP 106-2 reduced the net periodic postretirement cost by approximately $10 million in fiscal 2004. These amounts were based on the estimated impact of the Medicare Act, pending issuance of final regulations. The final regulations, which were issued on January 21, 2005, are currently being evaluated and HP's estimates may be subject to revision upon the completion of this evaluation during the second quarter of fiscal 2005.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. HP expects to adopt SFAS 123R in the fourth quarter of fiscal 2005, beginning August 1, 2005. Under SFAS 123R, HP must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. HP is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R on August 1, 2005 will have a material impact on HP's consolidated results of operations and earnings per share. HP has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        The adoption of the following recent accounting pronouncements did not have a material impact on HP's results of operations and financial condition:

  •
  SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" and

  •
  SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."

        In March 2005, the FASB issued FSP No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP 46(R)-5"), which provides guidance for a reporting enterprise on whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP 46(R)-5 is effective the first period beginning after March 3, 2005 and, accordingly, will be adopted by HP on May 1, 2005. HP is currently evaluating the effect that the adoption of FSP 46(R)-5 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Note 2: Net Earnings Per Share ("EPS")

        HP's basic EPS is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended January 31
	2005	2004
	In millions, except per share amounts
Numerator:
Net earnings	$943	$936
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	2	2

Net earnings, adjusted	$945	$938

Denominator:
Weighted-average shares used to compute basic EPS	2,908	3,050
Effect of dilutive securities:
Dilution from employee stock plans	20	30
Zero-coupon subordinated convertible notes	8	8

Dilutive potential common shares	28	38

Weighted-average shares used to compute diluted EPS	2,936	3,088

Net earnings per share:
Basic	$0.32	$0.31
Diluted	$0.32	$0.30

        In the first quarter of fiscal 2005 and 2004, options to purchase approximately 316 million and 286 million shares, respectively, of HP stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

Note 3: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	January 31, 2005	October 31, 2004
	In millions
Accounts receivable	$8,921	$10,512
Allowance for doubtful accounts	(256)	(286)

	$8,665	$10,226

Financing receivables	$2,915	$3,066
Allowance for doubtful accounts	(105)	(121)

	$2,810	$2,945

        HP has revolving trade receivables-based facilities to sell certain trade receivables to third parties on a non-recourse basis. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros (approximately $690 million) based on receivables not yet collected by the third party (the "Euro Program"). Trade receivables of approximately $1.8 billion were sold during the first quarter of fiscal 2005, including approximately $1.2 billion under the Euro Program. The aggregate receivables sold but not yet collected by the third parties were approximately $334 million at January 31, 2005, of which approximately $241 million related to the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under alternative prompt payment programs.

  Inventory

	January 31, 2005	October 31, 2004
	In millions
Finished goods	$5,236	$5,322
Purchased parts and fabricated assemblies	1,884	1,749

	$7,120	$7,071

Note 4: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of January 31, 2005 and changes in the carrying amount of goodwill for the three months ended January 31, 2005 are as follows:

	HP Services	Enterprise Storage and Servers	Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2004	$6,270	$4,810	$759	$2,327	$1,510	$152	$15,828
Goodwill acquired during the period	5	—	—	—	—	—	5
Goodwill adjustment	17	—	—	—	—	—	17

Balance at January 31, 2005	$6,292	$4,810	$759	$2,327	$1,510	$152	$15,850

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	January 31, 2005			October 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,340	$(726)	$1,614	$2,340	$(637)	$1,703
Developed and core technology and patents	1,707	(848)	859	1,704	(775)	929
Product trademarks	93	(49)	44	93	(44)	49

Total amortizable purchased intangible assets	4,140	(1,623)	2,517	4,137	(1,456)	2,681
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$5,562	$(1,623)	$3,939	$5,559	$(1,456)	$4,103

        Estimated future amortization expense related to finite-lived purchased intangible assets at January 31, 2005 is as follows:

Fiscal year:	In millions
2005 (remaining 9 months)	$421
2006	523
2007	458
2008	396
2009	321
Thereafter	398

Total	$2,517

Note 5: Restructuring Charges and Workforce Rebalancing

  First Quarter 2005 Workforce Rebalancing

        In the first quarter of fiscal 2005, HP incurred approximately $60 million in workforce rebalancing charges within certain business segments, primarily for severance and related costs. Of this amount, approximately $20 million had been paid as of January 31, 2005 and the remainder is expected to be paid by the end of fiscal 2005.

  Fiscal 2003 Restructuring Plans

        During fiscal 2003, HP's management approved and implemented plans to restructure certain of its operations. These plans were entered into with the intent of better managing HP's cost structure and aligning certain of its operations more effectively with current business conditions. The initial charge for these actions totaled $752 million and included $639 million relating to severance and other employee benefits for workforce reductions, $42 million for vacating duplicative facilities (leased or owned) and contract termination costs, and asset impairments of $71 million associated with the identification of duplicative assets and facilities (leased or owned) relating to the acquisition of Compaq Computer Corporation ("Compaq").

        Original estimates of 9,000 employees across many regions and job classes were included in the 2003 workforce reduction plans. As of January 31, 2005, approximately 8,300 of these employees had been terminated, placed in the workforce reduction programs or had retired. An additional 100 employees are expected to leave during fiscal 2005, bringing the total estimated number of employees for the 2003 plans to 8,400, a reduction of 600 employees from the original estimate. HP expects to pay out the majority of the remaining severance and other employee benefits during fiscal 2005, with the payments under phased retirement plans required in certain international locations continuing through fiscal 2010. HP anticipates the remaining costs of vacating duplicative facilities and contract terminations to be substantially settled by the end of fiscal 2005. In addition, approximately $1 million of costs related to the 2003 plans have not yet been accrued and will be charged to expense as the restructuring activities occur during fiscal 2005.

  Fiscal 2002 and 2001 Restructuring Plans

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq. At that time, both HP and Compaq had restructuring liabilities for 2001 restructuring plans, of which $3 million and $65 million, respectively, remain at January 31, 2005. Restructuring plans established in 2002 in connection with the Compaq acquisition resulted in additional restructuring liabilities aggregating $2.7 billion. Of this amount, an aggregate $1.8 billion was recorded as restructuring charges during fiscal 2002, 2003 and 2004, while $960 million was recorded as of the acquisition date as part of the Compaq purchase price allocation. At January 31, 2005, the remaining restructuring liabilities for the HP and Compaq-related 2002 restructuring plans were $23 million and $100 million, respectively. The 2001 and 2002 restructuring plans are substantially complete, although minor revisions to previous estimates are recorded as necessary. The aggregate $191 million restructuring liability as of January 31, 2005 primarily relates to facility lease obligations. HP expects to pay out these obligations over the life of the related obligations, which extend to the end of fiscal 2010.

  Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for the first quarter of fiscal 2005:

						As of January 31, 2005
	Balance, October 31, 2004	Three months ended January 31, 2005 charges (reversals)	Cash payments	Non-cash settlements and other adjustments	Balance, January 31, 2005	Total costs and impairments incurred to date	Total expected costs and asset impairments
	In millions
Fiscal 2003 plans:
Employee severance and other benefits charges (by segment):
Enterprise Storage and Servers						$153	$153
Software						13	13
Personal Systems Group		$(9)				42	42
HP Services						349	349
Other infrastructure						79	79

Employee severance and other benefits	$57	$(9)	$(19)	$1	$30	$636	$636
Asset impairments	—	(6)	—	6	—	71	71
Infrastructure—other related restructuring activities	21	3	(3)	—	21	70	71

Total	$78	$(12)	$(22)	$7	$51	$777	$778
Fiscal 2002 and 2001 plans	210	15	(37)	3	191	$3,330	$3,330

Total restructuring plans	$288	$3	$(59)	$10	$242

        At January 31, 2005 and October 31, 2004, the long-term portion of the restructuring liabilities of $84 million and $95 million, respectively, is included in Other liabilities in the Consolidated Condensed Balance Sheets.

Note 6: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the marketing of HP's and complementary third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets, were as follows:

	January 31, 2005	October 31, 2004
	In millions
Minimum lease payments receivable	$5,318	$5,328
Allowance for doubtful accounts	(189)	(213)
Unguaranteed residual value	392	394
Unearned income	(435)	(396)

Financing receivables, net	5,086	5,113
Less current portion	(2,810)	(2,945)

Amounts due after one year, net	$2,276	$2,168

        Equipment leased to customers under operating leases was $2.4 billion at January 31, 2005 and $2.3 billion at October 31, 2004, and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $1.0 billion at January 31, 2005 and $0.9 billion at October 31, 2004.

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

        The changes in HP's aggregate product warranty liability are as follows:

In millions
Product warranty liability at October 31, 2004	$2,040
Accruals for warranties issued	619
Adjustments related to pre-existing warranties (including changes in estimates)	(3)
Settlements made (in cash or in kind)	(599)

Product warranty liability at January 31, 2005	$2,057

  Deferred Revenue

        The components of deferred revenue are as follows:

	January 31, 2005	October 31, 2004
	In millions
Deferred support contract services revenue	$2,888	$2,780
Other deferred revenue	1,652	1,568

Total deferred revenue	4,540	4,348
Less current portion	3,150	2,958

Long-term deferred revenue	$1,390	$1,390

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

Note 8: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	January 31, 2005		October 31, 2004
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	In millions
Current portion of long-term debt	$2,035	6.8%	$1,861	7.1%
Commercial paper	323	2.2%	306	2.2%
Notes payable to banks, lines of credit and other	445	2.9%	344	2.4%

	$2,803		$2,511

        Notes payable to banks, lines of credit and other includes deposits associated with banking-related activities of approximately $299 million and $241 million at January 31, 2005 and October 31, 2004, respectively.

  Long-Term Debt

        Long-term debt was as follows:

	January 31, 2005	October 31, 2004
	In millions
U.S. Dollar Global Notes
$1,500 issued June 2000 at 7.15%, due June 2005	$1,500	$1,499
$1,000 issued December 2001 at 5.75%, due December 2006	998	998
$1,000 issued June 2002 at 5.5%, due July 2007	997	997
$500 issued June 2002 at 6.5%, due July 2012	498	498
$500 issued March 2003 at 3.625%, due March 2008	498	498

	4,491	4,490

Euro Medium-Term Note Programme
€750 issued July 2001 at 5.25%, due July 2006	976	954

Series A Medium-Term Notes
$200 issued December 2002 at 3.375%, due December 2005	200	200
$50 issued in December 2002 at 4.25%, due December 2007	50	50

	250	250

Other
$300, Medium-Term Notes assumed from Compaq, issued at 7.65%, due August 2005	300	300

$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	341	338
Other, including capital lease obligations, at 3.96%-9.17%, due 2005-2023	89	108

	430	446

Fair value adjustment related to SFAS No. 133	(4)	44
Less current portion	(2,035)	(1,861)

	$4,408	$4,623

        HP may redeem some or all of the Global Notes, Medium Term Notes, Series A Medium Term Notes and the Euro Medium-Term Notes (collectively, the "Notes"), as set forth in the above table, at any time at the redemption prices described in the prospectus supplements relating thereto. The Notes are senior unsecured debt.

        The LYONs are convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only. In December 2000, the Board of Directors authorized a repurchase program for the LYONs that allowed HP to repurchase the LYONs from time to time at varying prices. The last repurchase under this program occurred in fiscal 2002.

        HP established a $4.0 billion U.S. commercial paper program in December 2000. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, established a $500 million Euro Commercial Paper/Certificate of Deposit Programme in May 2001.

        HP's $1.7 billion 364-day credit facility expiring in March 2004 and $1.3 billion three-year credit facility expiring in March 2005 were replaced with a $1.5 billion 364-day credit facility and a $1.5 billion five-year credit facility, respectively, in March 2004 (together, the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary, as applicable, based on HP's external credit ratings. The Credit Facilities, which are subject to weighted average commitment fees of eight basis points per annum on the unused portion, are senior unsecured committed borrowing arrangements and available for general corporate purposes, including supporting the issuance of commercial paper. At January 31, 2005, no amounts were outstanding under the Credit Facilities.

        HP also maintains, through various foreign subsidiaries, lines of credit from a number of financial institutions.

        HP registered the sale of up to $3.0 billion of debt or global securities ("Global Notes"), common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of January 31, 2005, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange and has offered such notes as set forth in the table above. HP can denominate these notes in any currency including the euro. However, these notes have not been and will not be registered in the United States.

        At January 31, 2005, HP has available borrowing resources of up to $12.7 billion under the 2002 Shelf Registration Statement, credit facilities and other programs described above.

Note 9: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 10.2% and 19.5% for the three months ended January 31, 2005 and 2004, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. However, other items further reduced the effective tax rate for the 2005 period, including $61 million in net adjustments to previously estimated tax liabilities. An agreement with the Internal Revenue Service resulted in a $105 million adjustment primarily to reduce accruals of U.S. taxes on earnings outside the U.S. This was partly offset by $44 million in net unfavorable adjustments to other previously estimated tax liabilities, predominantly in non-U.S. jurisdictions. Also benefiting the effective tax rate for the first quarter of fiscal 2005 was the dispute settlement with Intergraph Hardware Technologies Company ("Intergraph"). HP recorded a pre-tax charge of $116 million related to this settlement. As the settlement is deductible from U.S. taxable income at the statutory rate of 35%, the effective tax rate for the first quarter of fiscal 2005 was reduced by an additional 2.4%.

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

        HP continues to evaluate whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act. Up to $14.5 billion is being considered for possible repatriation. HP's estimate of the range of tax expense it would accrue on a maximum repatriation eligible for the temporary deduction remains between $850 million and $925 million. HP expects to make its repatriation determination by the end of its second fiscal quarter of 2005.

        Deferred tax assets were as follows:

	January 31, 2005	October 31, 2004
	In millions
Deferred tax assets—short term	$3,454	$3,744
Deferred tax assets—long term	2,129	2,111

Total deferred tax assets	$5,583	$5,855

Note 10: Comprehensive Income (Loss)

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended January 31
	2005	2004
	In millions
Net earnings	$943	$936
Change in net unrealized gains on available-for-sale securities	17	18
Change in net unrealized gains on cash flow hedges	63	27
Change in cumulative translation adjustment	—	8

Comprehensive income	$1,023	$989

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	January 31, 2005	October 31, 2004
	In millions
Net unrealized gains on available-for-sale securities	$40	$23
Net unrealized losses on cash flow hedges	(52)	(115)
Cumulative translation adjustment	30	30
Additional minimum pension liability	(181)	(181)

Accumulated other comprehensive loss	$(163)	$(243)

Note 11: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2005	2004	2005	2004	2005	2004
	In millions
Service cost	$86	$80	$60	$52	$19	$14
Interest cost	69	68	78	65	26	26
Expected return on plan assets	(71)	(61)	(106)	(85)	(7)	(7)
Amortization and deferrals:
Actuarial loss	11	10	27	23	8	7
Prior service cost (benefit)	1	1	—	—	(2)	(2)

Net periodic benefit cost	$96	$98	$59	$55	$44	$38

Employer Contributions

        HP previously disclosed in its consolidated financial statements for the year ended October 31, 2004 that it expected to contribute approximately $850 million to its pension plans and $60 million to its post-retirement plans in fiscal 2005. As of January 31, 2005, approximately $540 million and $15 million of contributions have been made to pension plans and post-retirement plans, respectively. HP presently anticipates contributing an additional $320 million to its pension plans and $45 million to its post-retirement plans during the remainder of fiscal 2005.

Note 12: Litigation and Contingencies

Litigation and Proceedings

        Copyright levies. As described below, proceedings are being pursued against HP in certain European Union ("EU") member countries seeking to impose levies upon equipment (such as printers and multi-function devices) alleging that these devices enable producing private copies of copyrighted materials. The total levies due, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies, which will vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        Two non-binding arbitration proceedings instituted in June 2001 and June 2002, respectively, were brought in Germany before the arbitration board of the Patent and Trademark Office. VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, brought the proceedings against HP, which relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany relating to multi-function devices and printers that allegedly enable the production of copies by private persons. The published tariffs on these devices in Germany range from 10 to 613.56 euros per unit. Non-binding proposals were presented in the proceedings, both of which HP rejected. In May 2004, VG Wort filed a lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on multi-function devices ("MFDs"). A decision in this matter was issued on December 22, 2004. The court held that HP is liable for payments regarding photocopiers sold in Germany, but did not determine the exact amount payable per unit. The court further stated that HP should furnish information regarding the number of MFDs sold in Germany up to December 2001 and the number of copies per minute that various MFDs can produce. Finally, the court held that a levy of a maximum of 1.5% of the price was due on the bundle "LJ8150 MFP plus Scanner-Module C4166B," and that the individual elements of this bundle were not part of the claim. VG Wort appealed this decision in January 2005 to the Higher Regional Court of Baden-Wuerttemberg. In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. A decision in this matter was issued on December 22, 2004. The court held that HP is liable for payments regarding all printers using ASCII code sold in Germany, but did not determine the amount payable per unit. The court further stated that HP should furnish information regarding the number of printers sold in Germany since April 2001 and the number of copies per minute that various printers can produce. HP appealed this decision in January 2005 to the Higher Regional Court of Baden-Wuerttemberg. In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has undertaken to be bound by a final decision. A decision in this matter was issued on December 23, 2004 stating that PCs are subject to a levy and that FSC should furnish information as to the number of PCs sold in Germany since January 1, 2001. Further, FSC must pay 12 euros plus compound interest for each PC sold in Germany from March 24, 2001. FSC appealed this decision in January 2005 to the Higher Regional Court of Bavaria.

        In April 2001, the Organization for the Collective Management of Works of Literature, the Organization for the Collective Management of Works of Plastic Arts and their Applications, and the Organization for the Collective Management and Protection of Intellectual Property of Photographers brought five proceedings against Hewlett-Packard Hellas EPE and Compaq Computer EPE in Greece relating to whether a levy of 2% should be payable upon computer products, including central processing units, monitors, keyboards, mice, diskettes, printers, scanners and related items in accordance with Greek copyright law, before its amendment in September 2002. These proceedings are pending before the Court of First Instance of Athens or before the Court of Appeal of Athens.

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

        Based on industry opposition to the extension of levies to the digital environment, HP's assessments of the merits of various proceedings and HP's estimates of the units impacted and levies, HP has accrued amounts that it believes are adequate to address the matters described above. However, the ultimate resolution of these matters, including the number of units impacted, the amount of levies imposed in various jurisdictions and the availability of HP to recover such amounts through increased prices, remains uncertain.

        Alvis v. HP is a nationwide defective product consumer class action that was filed in state court in Jefferson County, Texas by a resident of Eastern Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in state court in Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. In May 2004, the Texas Supreme Court reversed the certification of the nationwide class in the LaPray case and remanded the case to the trial court. The trial court has not set a new class certification hearing. A class certification hearing was held on July 1, 2003 in the Alvis case, and the court granted plaintiffs' motion to certify a nationwide class action. HP filed an appeal of that certification with the 9th Court of Appeals in Beaumont, Texas, which heard oral arguments on HP's appeal and received a supplemental briefing based upon the LaPray opinion from the Texas Supreme Court. On August 31, 2004, the 9th Court of Appeals in Texas reversed the lower court's decision certifying a nationwide class and remanded the case to the trial court. A class certification hearing was held on January 6, 2005. On January 12, 2005 the court notified the parties that it will certify a Texas-wide class action for injunctive relief only. On June 4, 2003, Barrett v. HP and Grider v. Compaq were each filed in state court in Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On November 5, 2003, the court heard HP's motion to dismiss Barrett v. HP and Grider v. Compaq, which motion was subsequently denied. On December 22, 2003, the court entered an order staying both the Barrett and Grider cases until the conclusions of the Alvis and LaPray actions. On July 28, 2004, the court lifted the stay in Grider, but took under advisement the plaintiff's motion to lift the stay in Barrett. A class certification hearing in Grider is currently scheduled for April 19, 2005. On November 5, 2004, Scott v. HP was filed in state court in San Joaquin County, California, with factual allegations similar to those in LaPray, and on January 27, 2005, Jurado v. HP was filed in state court in San Joaquin County, California, with factual allegations similar to those in Alvis. The complaints in Scott and Jurado seek a California-only class certification, injunctive relief, unspecified damages (including punitive damages), restitution, costs and attorneys' fees. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to extend the statute of limitations on its investigation until June 6, 2005. HP is cooperating fully with this investigation.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in state court in Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The court in the HP action has certified an Illinois class as to Intel but denied a nationwide class, and proceedings have been stayed pending resolution of plaintiffs' appeal of this decision. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs and certification of a nationwide class against HP and Compaq. The class action certification against Compaq has been postponed. In each action, HP and Compaq have filed motions to dismiss the cases, which the court has denied. HP and Compaq also have filed forum non conveniens motions, which are pending. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit that was initially filed in state court in Alameda County, California to which HP was joined on June 14, 2004, based upon factual allegations similar to those in the Neubauer cases. On February 22, 2005, the parties stipulated to transfer this case to state court in Santa Clara County, California. The plaintiffs seek unspecified damages, restitution, attorneys' fees and cost and certification of nationwide class.

        Tyler v. HP is a lawsuit filed in state court in Santa Clara, California on February 17, 2005, alleging that HP engaged in wrongful business practices (including unfair competition, deceptive advertising, fraud and breach of warranty) relating to HP's use of "smart chips" that allegedly signal to the customer that certain inkjet printer cartridges need to be replaced before they are really empty, and include an expiration date that is allegedly not documented in marketing materials provided to consumers. On February 22, 2005, a lawsuit captioned Obi v. HP was filed in state court in Los Angeles, California with similar allegations. These actions seek class certification (nationwide, California or both), restitution, damages (including enhanced damages), injunctive relief, interest, costs and attorneys' fees.

        Hanrahan v. Hewlett-Packard Company and Carleton Fiorina is a lawsuit filed on November 3, 2003, in the United States District Court for the District of Connecticut on behalf of a putative class of persons who sold common stock of HP during the period from September 4, 2001 through November 5, 2001. An amended complaint was filed on March 7, 2005. The lawsuit seeks unspecified damages and generally alleges that HP and Ms. Fiorina violated the federal securities laws by making statements during this period which were misleading in failing to disclose that Walter B. Hewlett would oppose the proposed acquisition of Compaq by HP prior to Mr. Hewlett's disclosure of his opposition to the proposed transaction. A motion to transfer the action to federal court in California is pending, and no lead plaintiff has yet been appointed.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. HP has answered and counterclaimed. This action seeks declaratory and injunctive relief and unspecified damages. On March 26, 2004, the court issued a ruling interpreting the disputed claim terms in the patent at issue. Discovery is ongoing, and no trial date has been set.

        HP v. EMC Corporation ("EMC") is a lawsuit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accuses EMC of infringing seven HP patents. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. On July 21, 2003, EMC filed its answer and a cross-claim asserting, among other things, that numerous HP storage, server and printer products infringe six EMC patents. EMC seeks a permanent injunction as well as unspecified monetary damages, costs and attorneys' fees for patent infringement. The court issued an order construing disputed claim terms on June 23, 2004. Discovery is ongoing. Trial is expected in late 2005. On November 27, 2004, HP filed a second lawsuit against EMC in United States District Court for the Northern District of California, in which HP accuses additional models of certain EMC products of infringing the same seven HP patents. HP seeks damages, an injunction, prejudgment interest, costs and attorneys' fees. EMC also filed suit against StorageApps, a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of EMC patents relating to storage devices, and sought a permanent injunction as well as unspecified monetary damages for patent infringement. The court held a hearing to construe the disputed claims terms of EMC's three patents in the suit on July 21-22, 2003 and issued its claim construction ruling on September 12, 2003. Following a trial in May 2004, the jury found that three of EMC's patents are valid and infringed. The parties have agreed to binding arbitration on the issue of damages. HP is appealing the judgment of liability.

        Compression Labs, Inc. v. HP et al. is a lawsuit filed by Compression Labs, Inc., a subsidiary of Forgent Networks ("CLI"), on April 22, 2004 against HP as well as 27 other companies in United States District Court for the Eastern District of Texas. The complaint accuses HP of patent infringement with respect to HP's products that implement JPEG compression. JPEG is a standard for data compression used in HP's computers, scanners, digital cameras, PDAs, printers, plotters and software. CLI seeks unspecified damages, an injunction, interest, costs and attorneys' fees. CLI is involved in litigation involving alleged infringement of the same JPEG patent in eight other cases pending in the Eastern District of Texas, the Northern District of California and the District of

Delaware. The Judicial Panel on Multidistrict Litigation recently transferred eight of these lawsuits, including those involving HP, to the Northern District of California for coordinated or consolidated pretrial proceedings. Separately, HP has alerted government regulators of CLI's participation in the JPEG standardization process and current licensing activities.

        Hewlett-Packard Development Company, LP v. Gateway, Inc. is a lawsuit filed on March 24, 2004 by HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), against Gateway, Inc. ("Gateway") in U.S. District Court in the Southern District of California. The suit originally alleged infringement of six patents relating to various notebook, desktop and enterprise computer technologies. On April 2, 2004, HPDC filed an amended complaint, adding infringement allegations for four additional patents. HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On May 10, 2004, Gateway filed an answer and a counterclaim, alleging infringement of five Gateway patents relating to computerized television, wireless, computer monitoring and computer expansion card technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees. Claim construction began in December 2004 and is scheduled to resume in June 2005. On May 6, 2004, HPDC and HP filed a complaint with the United States International Trade Commission ("ITC"), alleging that Gateway infringes seven computer technology patents. Claim construction hearings have been held, and trial is scheduled to begin on March 21, 2005. Four patents remain at issue. HP seeks an injunction. On October 21, 2004, HPDC filed suit in the United States District Court for the Western District of Wisconsin against eMachines, a wholly-owned subsidiary of Gateway, alleging infringement of five HPDC patents relating to personal and desktop computers. On February 17, 2005, the action was transferred to the Southern District of Texas (Houston division). Three patents remain in suit. HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On February 22, 2005, eMachines filed a declaratory judgment action against HPDC in the Southern District of Texas on the same three patents.

        On July 2, 2004, Gateway filed a complaint with the ITC, alleging HP's infringement of three patents relating to audio control, imaging and computerized television technologies. The claim construction hearing was held in February 2005 and trial is scheduled to begin on May 23, 2005. Gateway seeks an injunction. Also on July 2, 2004, Amiga Development LLC ("Amiga"), an entity affiliated with Gateway, filed a lawsuit against HP in United States District Court for the Eastern District of Texas, alleging infringement of three patents relating to computer monitoring, imaging and decoder technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees. HP and HPDC have answered and counterclaimed, alleging infringement by Amiga and Gateway of four HPDC patents related to personal computer technology. On August 18, 2004, Gateway filed a declaratory relief action against HPDC in the United States District Court for the Southern District of California seeking a declaration of non-infringement and invalidity of the above-referenced four HPDC patents relating to personal computer technology. HPDC answered and counterclaimed and alleged infringement of the same four patents. HP seeks an injunction, unspecified monetary damages, interest and attorneys' fees. Claim construction began in December 2004 and is scheduled to resume in June 2005.

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

        Intergraph Hardware Technologies Company v. HP, Dell & Gateway was a lawsuit filed in United States District Court for the Eastern District of Texas, Marshall County, on December 16, 2002, which has been dismissed. The suit accused HP of infringement of three patents related to cache memory (the "Clipper Patents"). Intergraph sought damages constituting a "reasonable royalty" (as well as enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. On May 7, 2004, Intergraph sued HP in United States District Court for the Eastern District of Texas, Tyler County, for infringement of a patent related to cache memory management; this case has also been dismissed. Intergraph sought an injunction, declaratory relief and attorneys' fees, but not damages. HP answered and counterclaimed, asserting Intergraph's infringement of two HP software patents. HP sought damages and an injunction.

        On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of four HP patents related to computer-aided design, video display technology and information retrieval technology. This case has been dismissed. HP sought damages, an injunction, prejudgment interest, costs and attorneys' fees. On April 1, 2004, HP sued Intergraph Corporation in the Mannheim State Court in Mannheim, Germany, and instituted related proceedings in Germany, for infringement of two European Union patents related to computer-aided design. HP sought damages, an injunction and costs. Trial took place in November 2004, and the court dismissed HP's action based on a determination of Intergraph's noninfringement on January 7, 2005. On April 19, 2004, HP sued Z/I Imaging, a subsidiary of Intergraph Corporation, and Intergraph Corporation, in United States District Court for the District of Delaware, accusing Z/I Imaging of infringement of two patents related to image scanning technology. Also on April 19, 2004, HP sued Intergraph Corporation in United States District Court for the Eastern District of Texas for infringement of one patent relating to computer-aided design. In both cases, HP sought damages, an injunction, prejudgment interest, costs and attorneys' fees. These cases have also been dismissed.

        On January 21, 2005, HP announced that it had settled all ongoing patent litigation with Intergraph Corporation and that the companies had entered into a patent cross-license agreement. The agreement resolved all legal claims between the two companies and their subsidiaries. Under the terms of the agreement, HP agreed to pay Intergraph $141 million, of which $116 million was recorded as a charge in the first quarter of fiscal 2005 since it related to the cross-license agreement for products shipped in prior years. Both HP and Intergraph have since dismissed, withdrawn or terminated with prejudice all pending lawsuits, and neither company will have any further financial obligations stemming from any such disputes. According to the terms of the cross-license agreement, HP was granted a license to all Intergraph patents for all fields of use. Intergraph was granted a license to all HP patents in specific fields covered by Intergraph's then current product categories.

        Stevens v. HP (renamed as Erickson v. HP) was an unfair business practices consumer class action filed in the Superior Court of California in Riverside County on July 31, 2000. Consumer class action lawsuits were filed, in coordination with the original plaintiffs, in 33 additional jurisdictions. The various plaintiffs throughout the country claimed to have purchased different models of HP inkjet printers. The basic factual allegation of these actions was that affected consumers who purchased HP printers received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claimed that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive full cartridges. These actions sought injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. In the initial California matter, the court granted summary judgment in HP's favor and denied class certification. In October of 2003, the California appellate court affirmed the lower court's decisions and dismissed plaintiff's appeal. The matter was certified as a class action in North Carolina state court, where it was filed as Hughes v. Hewlett-Packard Company. HP prevailed at the trial of this case, which concluded in September 2003. The litigation is not in trial in other jurisdictions, and the other cases have not been certified as class actions. The last of any appeals period runs out on May 10, 2005. Pursuant to a dismissal agreement signed by HP and plaintiffs' counsel in each jurisdiction, all 33 actions have been dismissed.

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

        The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the "WEEE Legislation"), and producers are financially responsible under the WEEE Legislation when participating in the market beginning in August 2005. HP is continuing to evaluate the impact, if any, of the WEEE Legislation as member states continue to issue their implementation guidance. Further, both the FASB and the International Accounting Standards Board have indicated that they expect to issue specific accounting guidance related to the WEEE Legislation.

Note 13: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, solutions and services to individual consumers and businesses. HP's offerings span IT infrastructure and storage, personal computing and other access devices, multi-vendor services including maintenance, consulting and integration and outsourcing, and imaging and printing.

        HP's operations are organized into seven business segments: Personal Systems Group ("PSG"), Imaging and Printing Group ("IPG"), Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Financial Services ("HPFS"), Software and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the Consolidated Condensed Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. In the first quarter of fiscal 2005, HP leveraged the strengths of both IPG and PSG to form the Imaging and Personal Systems Group ("IPSG") to maximize efficiency and intensify competitive focus. Given the cross-segment linkages in our enterprise offerings, and in order to capitalize on up-selling and cross-selling opportunities, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). In order to provide a supplementary view of HP's business, aggregated financial data for the segments comprising TSG and IPSG is presented herein.

        Segment operating results for the first quarter of fiscal 2004 have been restated to conform to certain minor fiscal 2005 organizational realignments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

        Imaging and Personal Systems Group's mission is to leverage both the strengths of PSG and IPG into one unified business that will focus on business and customer solutions. This combined organization is designed to enable HP to achieve profitable growth and strengthen HP's market position. Each of the business segments within IPSG is described in detail below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and small and medium business customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP business desktops and the HP Compaq business series, Evo notebook PCs and HP Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs. Workstations are individual computing products designed for users demanding enhanced performance programs, such as computer animation, engineering design and other programs requiring high resolution graphics. Workstations are provided for UNIX®(1), Windows®(2) and Linux-based systems. Handheld computing devices include converged devices that have voice recognition capabilities and the iPAQ series of products ranging from entry-level devices primarily used as organizers to advanced devices with biometric security and wireless capability, that run on Windows® Mobile software. Digital entertainment products include DVD+RW drives, CD writers and DVD writers, the HP Digital Entertainment Center, plasma and LCD flat panel televisions and the Apple iPod®(3) from HP.

(1)
UNIX® is a registered trademark of The Open Group.

(2)
Windows® is a registered trademark of Microsoft Corporation.

(3)
iPod® is a registered trademark of Apple Computer, Inc.

•
Imaging and Printing Group provides consumer and commercial printing, imaging and publishing devices and systems and printer supplies. Consumer and commercial printing, imaging and publishing devices and systems include color and monochrome single-function printers for shared and personal use, printer- and copier-based multi-function devices, inkjet and laser all-in-one printers, wide- and large-format inkjet printers, photo printers, digital photography products, scanners and digital presses. Printer supplies include laser and inkjet printer cartridges and other related printing media such as HP-branded Vivera ink and HP Premium and Premium Plus photo papers.

        Technology Solutions Group's mission is to coordinate HP's enterprise offerings across organizations to create solutions that allow customers to manage and transform their business and IT environments. TSG allows HP to leverage the resources and capabilities of the HP portfolio by applying key design principles consistently across business, application and infrastructure services with a vision of standardization, simplification, modularity and integration. Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on HP-UX, Itanium®(4)-based Integrity servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products for business critical solutions. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows, Linux and Novell operating systems, and HP's BladeSystem family of blade servers. HP's StorageWorks offerings include entry-level, mid-range and enterprise arrays, storage area networks (SANs), network attached storage, storage management software, as well as tape drives, tape libraries and optical archival storage.

(4)
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

•
Software provides management software solutions, including support, that allow enterprise customers to manage their infrastructure, operations, applications and business processes under the HP OpenView brand. In addition, Software delivers a suite of comprehensive, carrier-grade software platforms for developing and deploying next-generation voice, data and converged services to network and service providers under the HP OpenCall brand.

        HP's other business segments are described below.

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

        Restructuring charges and any associated adjustments thereto related to restructuring actions initiated prior to fiscal 2004 are not allocated to the business segments. Workforce rebalancing charges are included in business segment results.

        Selected operating results information for each business segment was as follows:

	Three months ended January 31
	Total Net Revenue		Earnings (Loss) from Operations
	2005	2004	2005	2004
	In millions
Personal Systems Group	$6,873	$6,187	$147	$61
Imaging and Printing Group	6,067	5,910	932	967

Imaging and Personal Systems Group	12,940	12,097	1,079	1,028

Enterprise Storage and Servers	4,047	3,700	71	153
HP Services	3,815	3,176	281	261
Software	240	203	(40)	(49)

Technology Solutions Group	8,102	7,079	312	365

HP Financial Services	555	441	45	29
Corporate Investments	115	103	(51)	(36)

Segment total	$21,712	$19,720	$1,385	$1,386

        The reconciliation of segment operating results information to HP consolidated totals is as follows:

	Three months ended January 31
	2005	2004
	In millions
Net revenue:
Segment total	$21,712	$19,720
Elimination of intersegment net revenue and other	(258)	(206)

Total HP consolidated	$21,454	$19,514

Earnings before taxes:
Total segment earnings from operations	$1,385	$1,386
Corporate and unallocated costs and eliminations	(50)	(30)
Restructuring charges	(3)	(54)
Amortization of purchased intangible assets	(167)	(144)
Acquisition-related charges	—	(15)
Interest and other, net	25	11
(Losses) gains on investments	(24)	9
Dispute settlement	(116)	—

Total HP consolidated	$1,050	$1,163

  Net revenue by segment and business unit

	Three months ended January 31
	2005	2004
	In millions
Net revenue:
Desktops	$3,802	$3,516
Notebooks	2,338	2,142
Workstations	285	235
Handhelds	290	253
Other	158	41

Personal Systems Group	6,873	6,187

Commercial hardware	1,611	1,547
Consumer hardware	1,114	1,276
Supplies	3,272	3,026
Other	70	61

Imaging and Printing Group	6,067	5,910

Imaging and Personal Systems Group	12,940	12,097

Business critical systems	899	915
Industry standard servers	2,328	1,959
Storage	820	827
Other	—	(1)

Enterprise Storage and Services	4,047	3,700

Technology services	2,389	2,090
Managed services	754	524
Consulting and integration	672	560
Other	—	2

HP Services	3,815	3,176

OpenView	154	133
OpenCall & other	86	70

Software	240	203

Technology Solutions Group	8,102	7,079

HP Financial Services	555	441
Corporate Investments	115	103

Total segments	21,712	19,720

Eliminations of intersegment net revenue and other	(258)	(206)

Total HP consolidated	$21,454	$19,514

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

OVERVIEW

        We are a leading global technology company and generate net revenue and earn our profits from the sale of products, technologies, solutions and services to consumers, businesses and governments. Our portfolio is broad and includes personal computers, handheld computing devices, home and business imaging and printing devices, publishing systems, storage and servers, a wide array of information technology ("IT") services and software solutions. We have seven business segments: the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), Enterprise Storage & Servers ("ESS"), HP Services ("HPS"), HP Financial Services ("HPFS"), Software and Corporate Investments. In order to maximize efficiency, accelerate time to market and intensify competitive focus, we combined the Imaging and Printing Group and the Personal Systems Group into one organization known as the Imaging and Personal Systems Group ("IPSG"). Given the cross-segment linkages in our enterprise offerings, and in order to capitalize on up-selling and cross-selling opportunities, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). While TSG and IPSG are not operating segments, we sometimes provide financial data aggregating the segments within IPSG and TSG in order to provide a supplementary view of our business.

        Our business strategy revolves around the following strategic imperatives:

  •
  to provide consumer customers with superior products, services and overall experiences by providing leading-edge technologies that work seamlessly together;

  •
  to deliver to business customers the best return on IT investments in the industry;

  •
  to build world-class cost structures and processes across our entire portfolio of businesses; and

  •
  to focus our innovation and research and development in areas where we can make unique contributions while partnering with top providers in other areas to enable us to provide our customers complete IT solutions.

        This approach requires us to excel both in individual product categories and in managing across our broad portfolio in order to drive growth while optimizing cost structure. At the same time, our product and geographic breadth help reduce volatility by balancing our financial results across a related but diversified set of businesses.

        Our financial results also are impacted by our ability to predict and to respond to industry-wide trends. For instance, underlying our strategy is our belief that physical, static processes will continue to shift to processes that are digital, mobile, virtual and personal. By anticipating these shifts and preparing solutions that make these changes simpler for customers, we have the opportunity to accelerate these shifts and capture revenue and market share. Our approach to preparing these solutions can be seen in programs such as our digital photography initiative, where we offer compatible solutions spanning cameras, printers and paper, as well as in the focus on flexibility, modularity and integration in our enterprise solutions.

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

        In terms of how our execution has translated into financial performance, the following provides our overview of key first quarter 2005 financial metrics:

		IPSG			TSG
	HP Consolidated
		PSG	IPG	Total	ESS	HPS	Software	Total	HPFS
	In millions, except per share amounts
Net revenue	$21,454	$6,873	$6,067	$12,940	$4,047	$3,815	$240	$8,102	$555
Year over year net revenue % increase	10%	11%	3%	7%	9%	20%	18%	14%	26%
Earnings (loss) from operations	$1,165	$147	$932	$1,079	$71	$281	$(40)	$312	$45
Earnings (loss) from operations as a % of net revenue	5.4%	2.1%	15.4%	8.3%	1.8%	7.4%	(16.7)%	3.9%	8.1%
Net earnings	$943
Net earnings per share
Basic	$0.32
Diluted	$0.32

        Cash and cash equivalents at January 31, 2005 totaled $13.3 billion, an increase of $639 million from the October 31, 2004 balance of $12.7 billion. The increase was related primarily to net cash provided by operating activities, offset in part by capital expenditures for property, plant and equipment and cash used for repurchases of common stock and dividend payments.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur, could materially change the financial statements. Management believes there have been no significant changes during the three months ended January 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

The Jobs Act

        We continue to evaluate whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act. Up to $14.5 billion is being considered for possible repatriation. Our estimate of the range of tax expense we would accrue on a maximum repatriation eligible for the temporary deduction remains between $850 million and $925 million. We expect to make our repatriation determination by the end of our second fiscal quarter in 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We expect to adopt SFAS 123R in our fourth quarter of fiscal 2005, beginning August 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        See Note 1 of the Consolidated Condensed Financial Statements for a description of other recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2005		2004(2)
	In millions
Net revenue	$21,454	100.0%	$19,514	100.0%
Cost of sales(1)	16,537	77.1%	14,691	75.3%

Gross margin	4,917	22.9%	4,823	24.7%
Research and development	878	4.1%	889	4.5%
Selling, general and administrative	2,704	12.6%	2,578	13.2%
Amortization of purchased intangible assets	167	0.8%	144	0.7%
Restructuring charges	3	—	54	0.3%
Acquisition-related charges	—	—	15	0.1%

Earnings from operations	1,165	5.4%	1,143	5.9%
Interest and other, net	25	0.1%	11	0.1%
(Losses) gains on investments	(24)	(0.1)%	9	—
Dispute settlement	(116)	(0.5)%	—	—

Earnings before taxes	1,050	4.9%	1,163	6.0%
Provision for taxes	107	0.5%	227	1.2%

Net earnings	$943	4.4%	$936	4.8%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Net Revenue

        The components of weighted average net revenue growth were as follows:

Three months ended January 31, 2005
Percentage Points
Personal Systems Group	3.5
HP Services	3.3
Enterprise Storage and Servers	1.8
Imaging and Printing Group	0.8
HP Financial Services	0.6
Software	0.2
Corporate Investments/Other	(0.3)

Total HP	9.9

        For the three months ended January 31, 2005, net revenue increased 10% from the prior-year comparable period (5% on a constant currency basis). The favorable currency impact was due primarily to the weakening of the dollar against the euro. U.S. net revenue increased 4% to $7.4 billion, while international net revenue increased 13% to $14.1 billion. PSG experienced net revenue growth across all businesses and regions, with solid market growth in the consumer and commercial segments resulting in overall volume increases. The volume increases were moderated by a slight decline in average selling prices ("ASPs") due to pricing pressures and some of the impact from component cost declines. HPS achieved net revenue growth across all businesses in the first quarter of fiscal 2005. The impact of acquisitions completed after the first quarter of fiscal 2004 added to the segment net revenue growth in HPS; favorable currency impacts and major outsourcing deals also contributed to the growth in technology services and managed services. For the three months ended January 31, 2005, ESS net revenue increased due to record unit shipments in the ProLiant server line. Net revenue declines in storage and business critical systems, due to competitive pressures, moderated the overall segment net revenue increase. The IPG net revenue increase in the first quarter of fiscal 2005 was driven by the volume growth of printer supplies due primarily to the strong performance of color-related products and growth in commercial hardware, with strong shipments of color laser printers. For the three months ended January 31, 2005, HPFS net revenue increased 26% due primarily to a significant increase in operating leases. Growth in Software in the first quarter of fiscal 2005 was the result of acquisitions completed after the first quarter of fiscal 2004, favorable currency impacts and larger contracts.

Gross Margin

        The weighted average components of the change in gross margin as a percentage of net revenue were as follows:

Three months ended January 31, 2005
Percentage Points
Enterprise Storage and Servers	(1.0)
Imaging and Printing Group	(0.5)
HP Services	(0.4)
HP Financial Services	—
Software	0.1
Personal Systems Group	0.2
Corporate Investments/Other	(0.2)

Total HP	(1.8)

        For the three months ended January 31, 2005, as compared to the same period in the prior year, the gross margin decline in ESS was the result of competitive pressures in industry standard servers and storage and the mix shift to lower margin products within business critical systems. An aggressive pricing environment and a low-end mix shift in consumer hardware contributed to the gross margin decline in IPG for the first quarter of fiscal 2005. The HPS gross margin was impacted unfavorably by competitive pricing pressures, workforce rebalancing costs, Triaton GmbH, Triaton France SAS, and Triaton N.A, Inc (USA) (collectively "Triaton") and Synstar plc ("Synstar") integration costs and portfolio mix shifts from higher margin proprietary support to lower margin multi-vendor integrated support within technology services. For the first quarter of fiscal 2005, gross margin amounts in HPFS and Software experienced very little change from the prior-year comparable period. The gross margin improvement in PSG in the first quarter of fiscal 2005 resulted from lower warranty expenses, component cost declines and supply chain efficiencies.

Operating Expenses

  Research and Development

        The decrease in research and development expense as a percentage of net revenue in the first quarter of fiscal 2005, as compared to the first quarter in the prior year, was due primarily to the increase in net revenue outpacing expense growth as we continued to manage costs. For the three months ended January 31, 2005, total research and development spending decreased as a percentage of net revenue in each of our major segments. Total research and development spending decreased in IPG, reflecting the cost benefits from the consolidation of certain work to a central location, lower program spending and efficiencies. Total research and development spending increased slightly in ESS due to workforce rebalancing actions.

  Selling, General and Administrative

        Selling, general and administrative expense declined as a percentage of net revenue in the first quarter of fiscal 2005, from the prior-year comparable period, due primarily to the increase in net revenue outpacing expense growth as we continued to manage costs. Each of our major segments experienced a decline in expenses as a percentage of net revenue for the period, except for IPG, which had only a small percentage increase. Unfavorable currency impacts contributed to the increase in total expense for the quarter resulting primarily from the weakening of the dollar against the euro.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three months ended January 31, 2005, as compared to the same period in the prior year, was due to the amortization of intangible assets related to the acquisition of Triaton in April 2004 and Synstar in October 2004.

  Restructuring Charges

        Restructuring plans implemented during the 2001, 2002 and 2003 fiscal years have remaining liabilities and, accordingly, revisions to the estimated liabilities are recognized in earnings in the period of revision.

        Restructuring charges, net of reductions, for the three months ended January 31, 2005 were $3 million compared to $54 million in the first quarter of fiscal 2004. The first quarter of fiscal 2005 includes a reduction of the liability related to the 2003 plans and a charge related to estimate revisions for the 2002 plan, while the prior year first quarter had net restructuring charges for those same plans.

        During the first quarter of fiscal 2005, the previously estimated headcount of 8,600 employees for the fiscal 2003 restructuring plans was reduced by 200 employees to 8,400 employees. Of these 8,400 employees, approximately 8,300 had been terminated or had retired by the end of fiscal 2004. The remaining 100 employees are expected to exit by the end of fiscal 2005.

        Restructuring liabilities of $242 million at January 31, 2005 are composed primarily of the remaining cash payments on certain severance benefits for non-U.S. operations and contract termination costs, including canceled facility leases. These obligations will be largely settled by the end of fiscal 2010. In addition, approximately $1 million of costs related to the fiscal 2003 restructuring plans have not yet been accrued, as the requirements for recognition have not yet been met, and will be charged to operations as the restructuring activities occur during the remainder of fiscal 2005.

  Workforce Rebalancing

        We continue to focus on managing procurement expenses and developing a global delivery structure to take advantage of regions where advanced technical expertise is available at lower costs. As part of this effort, we continually evaluate our workforce and make appropriate adjustments, for which we generally incur severance and related expenses. We expect to incur expenses of approximately $200 million in the first half of fiscal 2005 in connection with workforce rebalancing efforts. In the first quarter of fiscal 2005, we reduced headcount by approximately 900 employees in certain business segments and recorded approximately $60 million in workforce rebalancing charges for employee severance and related costs. As of January 31, 2005, approximately $20 million had been paid and the remainder is expected to be paid by the end of fiscal 2005. Workforce rebalancing charges are included in the business segment results.

Interest and Other, Net

        Interest and other, net increased $14 million for the three months ended January 31, 2005 compared to the corresponding period in fiscal 2004 primarily from increased interest income due to new investment strategies and higher interest rates offset partially by increased interest expense.

(Losses) Gains on Investments

        The net loss for the three months ended January 31, 2005 was attributable to an impairment loss on our equity investments in publicly-traded and privately-held emerging technology companies. The gain in the first quarter of fiscal 2004 was attributable mainly to the sale of an investment.

Dispute Settlement

        In the first quarter of fiscal 2005, we reached a legal settlement of $141 million in our patent infringement case with Intergraph Hardware Technologies Company ("Intergraph"). We recorded a charge of $116 million related to the cross-license agreement for products shipped in prior years. See Note 12 of the Consolidated Condensed Financial Statements for a full description of this matter.

Provision for Taxes

        Our effective tax rate was 10.2% and 19.5% for the three months ended January 31, 2005 and 2004, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be re-invested indefinitely outside the U.S. However, other items further reduced the effective tax rate for the 2005 period, including $61 million in net adjustments to previously estimated tax liabilities. An agreement with the Internal Revenue Service resulted in a $105 million adjustment primarily to reduce accruals of U.S. taxes on earnings outside the U.S. This was offset partly by $44 million in net unfavorable adjustments to previously estimated tax liabilities, predominantly in non-U.S. jurisdictions. Also benefiting the effective tax rate for the first quarter of fiscal 2005 was the dispute settlement with Intergraph. We recorded a pre-tax charge of $116 million related to this settlement. As the settlement is deductible from U.S. taxable income at the statutory rate of 35%, the effective tax rate for the first quarter of fiscal 2005 was reduced by an additional 2.4%.

Segment Information

        A description of the products and services for each segment can be found in Note 13 to the Consolidated Condensed Financial Statements. We have restated segment financial data for the three months ended January 31, 2004 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2005. We have presented the business segments in this Form 10-Q based on our management organizational structure as of January 31, 2005 and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the business segments disclosed.

Imaging and Personal Systems Group

        In order to maximize efficiency, accelerate time to market and intensify competitive focus, we combined the Imaging and Printing Group and the Personal Systems Group into one organization known as the Imaging and Personal Systems Group ("IPSG"). This builds on the collaboration already established between the two business segments. Each of the business segments of IPSG is described in more detail below.

Personal Systems Group

	Three months ended January 31
	2005	2004	% Increase
	In millions
Net revenue	$6,873	$6,187	11.1%
Earnings from operations	$147	$61	141.0%
Earnings from operations as a % of net revenue	2.1%	1.0%

        The components of weighted average net revenue growth by business unit were as follows:

Three months ended January 31, 2005
Percentage Points
Desktop PCs	4.6
Notebook PCs	3.2
Workstations	0.8
Handhelds	0.6
Other	1.9

Total PSG	11.1

        On a constant currency basis, PSG's net revenue increased 7% for the three months ended January 31, 2005, as compared to the same period in the prior year. For the three months ended January 31, 2005, the favorable currency impact was due primarily to the weakening of the dollar against the euro. Net revenue increased across all businesses and regions and was the result primarily of an overall 12% volume increase. Volume increases were the result of strong growth in the consumer and commercial markets, our re-entry into the China market, strong growth in Intel-based personal workstations, the introduction of new digital entertainment products such as the Apple iPod from HP, entertainment notebooks, converged devices and broader product line offerings in pen-based iPaqs. The PSG volume increase was moderated by a slight decline in ASPs with commercial clients, which includes workstations, and consumer clients experiencing declines of 1% and 7%, respectively. The ASP decline was due to component cost declines and was offset partially by a strong monitor attach rate in commercial PCs. Year-over-year net revenue increases in desktop and notebook PCs were 8% and 9%, respectively, while commercial clients and consumer clients net revenue increased 11% and 7%, respectively, from the prior-year comparable period.

        PSG's earnings from operations as a percentage of net revenue increased 1.1 percentage points for the three months ended January 31, 2005, compared to the same period in fiscal 2004. The increase is the result of a gross margin improvement of 0.6 percentage points and a decline in operating expenses as a percentage of net revenue of 0.5 percentage points. The gross margin improvement is due primarily to reduced warranty expense, component cost declines and improvements in supply chain costs and increased option attach rates which carry higher gross margins. The operating expense decline as a percentage of net revenue for the period is the result of a combination of increased net revenue and the effect of continued cost control measures.

Imaging and Printing Group

	Three months ended January 31
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$6,067	$5,910	2.7%
Earnings from operations	$932	$967	(3.6)%
Earnings from operations as a % of net revenue	15.4%	16.4%

        The components of weighted average net revenue growth by business unit were as follows:

Three months ended January 31, 2005
Percentage Points
Supplies	4.2
Commercial hardware	1.1
Consumer hardware	(2.7)
Other	0.1

Total IPG	2.7

        On a constant currency basis, IPG's net revenue declined 1.7% for the three months ended January 31, 2005 from the prior-year comparable period. The favorable currency impact was due primarily to the weakening of the dollar against the euro. For the three months ended January 31, 2005, the growth in printer supplies net revenue reflected higher shipment volumes due primarily to the strong performance of color-related products. The growth in commercial hardware net revenue was attributable to unit volume growth in color laser printers, multifunction printers and the digital press business. New product introductions added to the net revenue growth in color laser and multifunction printers. A continued shift in demand to lower-priced products and a competitive pricing environment moderated the net revenue increase in commercial hardware during the period. The decline in consumer hardware net revenue was driven by decreases in ASPs due to the continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market, intense competition in both the all-in-one and single function inkjet printers and the ongoing decline in the scanner market.

        For the three months ended January 31, 2005, IPG earnings from operations as a percentage of net revenue declined by 1.0 percentage point, driven by a 1.1 percentage point decline in gross margin and offset by a 0.1 percentage point decline in operating expenses. The gross margin decline in imaging and printing is attributable to an aggressive pricing environment and a low-end mix shift in consumer hardware along with a mix shift to lower margin products in supplies. Operating expense, as a percentage of net revenue, remained relatively flat year-over-year, with slight increases in selling, marketing and administrative expenses offset by a decline in research and development expense due to the cost benefits from the consolidation of certain work to a central location, lower program spending and other efficiencies.

Technology Solutions Group

        Given the cross-segment linkages in our enterprise offerings, and in order to capitalize on up-selling and cross-selling opportunities, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). The business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended January 31
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$4,047	$3,700	9.4%
Earnings from operations	$71	$153	(53.6)%
Earnings from operations as a % of net revenue	1.8%	4.1%

        The components of weighted average net revenue growth by business unit were as follows:

Three months ended January 31, 2005
Percentage Points
Industry standard servers	10.0
Storage	(0.2)
Business critical systems	(0.4)

Total ESS	9.4

        On a constant currency basis, ESS net revenue increased 5% for the three months ended January 31, 2005 compared to the same period in fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro. For the three months ended January 31, 2005, ESS net revenue growth was driven primarily by unit growth of 23% in our industry standard ProLiant servers, which resulted in a 19% net revenue increase over the prior-year period. Storage net revenue declined 1% as growth in the EVA product line was offset by a decline in the XP product line, while net revenue in the tape business declined 2% from the prior-year period. Net revenue in business critical systems declined by 2% for the three months ended January 31, 2005, reflecting the expected decline of the AlphaServer product line as we execute our end-of-product road map strategy. RISC and Itanium-based servers together experienced net revenue growth of 6%. Integrity server net revenue represented 18% of the business critical servers (excluding Nonstop) revenue mix in the first quarter, up from 9% in the same period in fiscal 2004. NonStop server net revenue declined 19% from the same period in fiscal 2004 due to deals that are not part of normal seasonality being captured in the prior-year period. For the three months ended January 31, 2005, HP-UX server net revenue increased 3% from the same period in the prior year.

        ESS earnings from operations as a percentage of net revenue for the three months ended January 31, 2005 declined by 2.3 percentage points, reflecting a 5.1 percentage point decline in gross margin offset by a 2.8 percentage point decline in operating expense as a percentage of net revenue. The gross margin decline was the result of competitive pressures impacting both the industry standard servers and the storage business, along with a mix shift to lower margin products within the business critical systems business as Integrity products assume a greater percentage of business critical systems net revenue and the continued mix shift towards industry standard servers within the segment. The decrease in operating expense as a percentage of net revenue resulted from increased revenues as total operating costs remained flat from the same period in the prior year. In the first quarter of fiscal 2005, ESS operating expense included $33 million related to workforce rebalancing.

HP Services

	Three months ended January 31
	2005	2004	% Increase
	In millions
Net revenue	$3,815	$3,176	20.1%
Earnings from operations	$281	$261	7.7%
Earnings from operations as a % of net revenue	7.4%	8.2%

        The components of weighted average net revenue growth by business unit were as follows:

Three months ended January 31, 2005
Percentage Points
Technology services	9.4
Managed services	7.2
Consulting and integration	3.5

Total HPS	20.1

        On a constant currency basis, HPS net revenue increased 13% for the three months ended January 31, 2005, as compared to the same period in fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro. Excluding acquisitions made after the first quarter of fiscal 2004, HPS net revenue growth for the three months ended January 31, 2005 was 14% from the prior-year comparable period. Net revenue in technology services increased 14% in the first quarter of fiscal 2005, with strong growth in our solutions business, which includes integrated support, business continuity and availability. We are also benefiting from strong momentum in service attachments. Excluding acquisitions made after the first quarter of fiscal 2004, technology services net revenue growth was 8% from the same period in the prior year. For the three months ended January 31, 2005, managed services net revenue increased 44% from the same period in the prior year, driven by the Triaton acquisition in April 2004, favorable currency impacts and higher revenue from large outsourcing deals. Excluding acquisitions made after the first quarter of fiscal 2004, managed services net revenue growth was 33%. Net revenue in consulting and integration increased 20% from the prior-year comparable period, with our improved strategic sales focus and customer relationship management resulting in strong order growth in Asia Pacific and the Americas. Excluding acquisitions made after the first quarter of fiscal 2004, consulting and integration net revenue growth for the three months ended January 31, 2005, was 17%.

        HPS earnings from operations as a percentage of net revenue for the three months ended January 31, 2005 declined by 0.8 percentage points. The operating margin decline was a combination of a decline in gross margin offset partially by a decrease in operating expenses as a percentage of net revenue. First quarter fiscal 2005 results for HPS include approximately $26 million for workforce rebalancing costs. The gross margin decline in HPS includes pricing pressures and portfolio mix shifts within technology services and the impact of the Synstar and Triaton acquisitions. In technology services, we continue to see our portfolio evolve from higher margin proprietary support to lower margin areas such as multi-vendor integrated support, network environmental services and print services. Efficiencies in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue.

Software

	Three months ended January 31
	2005	2004	% Increase
	In millions
Net revenue	$240	$203	18.2%
Loss from operations	$(40)	$(49)	18.4%
Loss from operations as a % of net revenue	(16.7)%	(24.1)%

        On a constant currency basis, Software net revenue increased 13%. The favorable currency impact resulted from the weakening of the dollar against the euro. Acquisitions that were completed after January 31, 2004 represented 5% of the net revenue growth. OpenView, our management solutions software product line, represented 10 percentage points of growth on a weighted average net revenue basis, while OpenCall, our telecommunications solutions product line, contributed the remaining 8 percentage points of the weighted average net revenue increase. OpenView net revenue growth was the result of an increase in larger contracts along with the impact of fiscal 2004 acquisitions, which have added breadth to our enterprise portfolio. The growth in OpenCall was due to increased spending by the telecommunications industry associated with the adoption of the next generation of network infrastructure.

        The operating margin improvement of 7.4 percentage points for the three months ended January 31, 2005 as compared to the same period in fiscal 2004 was driven primarily by a decrease in operating expense as a percentage of net revenue and an increase in gross margin. The decrease in operating expense as a percentage of net revenue was attributable to effective cost management, particularly of marketing and research and development costs. Despite the unfavorable impact of currency and integration costs, these costs increased more slowly than the increase in net revenue. The improvement in gross margin was driven by the performance of our OpenCall product line.

HP Financial Services

	Three months ended January 31
	2005	2004	% Increase
	In millions
Net revenue	$555	$441	25.9%
Earnings from operations	$45	$29	55.2%
Earnings from operations as a % of net revenue	8.1%	6.6%

        For the three months ended January 31, 2005, the increase in HPFS net revenue from the prior-year comparable period was the result primarily of a significant increase in operating leases and higher levels of used equipment sales.

        For the three months ended January 31, 2005, the 1.5 percentage point increase in earnings from operations, as a percent of net revenue, consisted of a 2.7 percentage point decrease in operating expense offset partially by a 1.2 percentage point decline in gross margin. The decline in operating expenses as a percentage of net revenue was the result of cost savings achieved through continued cost controls, which were offset in part by unfavorable currency impacts. The gross margin decline was driven by a higher mix of lower margin operating lease assets, which was offset partially by lower bad debt expense and lower interest costs.

Financing Originations

	Three months ended January 31
	2005	2004
	In millions
Total financing originations	$1,076	$859

        New financing originations increased 25% in the first quarter of 2005 compared to the same period in fiscal 2004. The increase resulted from improved integration and engagement with HP's sales and marketing efforts.

Portfolio Assets and Ratios

        HPFS is a financial services organization and, as such, maintains a strategy to generate a competitive return on equity by effectively leveraging its portfolio against the risks associated with interest rates and credit. The HPFS business model is asset-intensive, and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from HP's internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by the consolidated company. However, certain intercompany loans and accounts that are reflected in the segment balances are eliminated in HP's Consolidated Condensed Financial Statements. The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2005(1)	October 31, 2004(1)
	In millions
Portfolio assets	$7,425	$7,380

Allowance for doubtful accounts	189	213
Operating lease equipment reserve	59	51

Total reserve	248	264

Net portfolio assets	$7,177	$7,116

Reserve coverage	3.3%	3.6%
Debt to equity ratio	5.1x	5.1x

(1)
Portfolio assets include financing receivables of $5.3 billon and net equipment under operating leases of $1.4 billion, both at January 31, 2005 and October 31, 2004, as disclosed in Note 6 of the Consolidated Condensed Financial Statements. Portfolio assets at January 31, 2005 and at October 31, 2004 also include approximately $400 million of capitalized profit on intercompany equipment transactions and approximately $300 million in intercompany leases, both of which are eliminated in consolidation.

        Portfolio assets at January 31, 2005 increased 1% from October 31, 2004. The increase resulted from higher financing originations and a favorable currency impact. The overall percentage of portfolio assets reserved decreased due primarily to the write-off of assets covered by specific reserves.

        HPFS funds its operations mainly through a combination of intercompany debt and working capital. The portfolio assets and ratios are derived from the segment balance sheet.

Roll-forward of Financing Receivables-related Reserve:

	October 31, 2004	Additions to allowance	Deductions, net of recoveries	January 31, 2005
	In millions
Allowance for doubtful accounts	$213	$17	$(41)	$189
Operating lease equipment reserve	51	4	4	59

Total reserve	$264	$21	$(37)	$248

Corporate Investments

	Three months ended January 31
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$115	$103	11.7%
Loss from operations	$(51)	$(36)	(41.7)%
Loss from operations as a % of net revenue	(44.3)%	(35.0)%

        For the three months ended January 31, 2005, the majority of the net revenue in the Corporate Investments segment related to network infrastructure products, which grew 15% from the prior-year comparable period as a result of continued product enhancements, particularly in gigabit Ethernet switch products.

        Expenses related to corporate development, global alliances and HP Labs increased 16% from the same period in the prior year. The increase was the result of higher spending on strategic initiatives and incubation programs. These expenses contributed to the majority of the loss from operations, but were offset in part by operating profit from network infrastructure product sales. The increase in the operating loss was due to a slight decline in gross margin and an increase in operating expense levels. The slight decline in gross margin was due primarily to lower average selling prices for Ethernet switch products. Operating expense levels increased due primarily to headcount growth in research and development and sales and marketing.

LIQUIDITY AND CAPITAL RESOURCES

The Jobs Act

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

        The Jobs Act, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of HP's foreign earnings that qualify for the temporary deduction is $14.5 billion. For HP, the one-year period during which the qualifying distributions can be made is fiscal 2005.

        We continue to evaluate whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act. Up to $14.5 billion is being considered for possible repatriation. Our estimate of the range of tax expense that we would accrue on a maximum repatriation eligible for the temporary deduction remains between $850 million and $925 million. We now expect to make our repatriation determination by the end of our second fiscal quarter in 2005.

        Foreign earnings repatriated under the Jobs Act would increase liquidity in the United States, with a corresponding reduction in liquidity at HP's foreign subsidiaries. Some foreign subsidiaries would be required to borrow in order to repatriate their earnings to the U.S. We expect HP's significant positive foreign cash flows would be sufficient to repay any foreign debt and replenish foreign cash balances over time. Should HP decide not to repatriate foreign earnings under the Jobs Act, we would meet United States liquidity needs through ongoing cash flows, external borrowing, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

SOURCES AND USES OF CASH

	Three months ended January 31
	2005	2004
	In millions
Net cash provided by operating activities	$1,558	$148
Net cash used in investing activities	(411)	(299)
Net cash used in financing activities	(508)	(461)

Net increase (decrease) in cash and cash equivalents	$639	$(612)

Operating Activities

        Net cash provided by operating activities rose by approximately $1.4 billion in the three months ended January 31, 2005 as compared to the first quarter of fiscal 2004. Active management of accounts payable, increased effectiveness in accounts receivable collection efforts and lower restructuring payments improved operating cash flow by approximately $2.3 billion. These increases were offset in part by higher pension and other post-retirement contributions, which were $555 million in the three months ended January 31, 2005 compared to $100 million in the three months ended January 31, 2004.

Investing Activities

        Net cash used in investing activities increased by 37% compared to the first quarter of fiscal 2004. The increase was due primarily to higher capital expenditures reflecting a 25% improvement in financing originations. Beginning in April 2004, we invested in auction rate securities, primarily preferred stocks, in order to generate higher investment returns. Purchases and sales of such securities during the first quarter of fiscal 2005 were approximately $1.5 billion. In the three months ended January 31, 2004, cash proceeds from the sales of investments reflect the sale of a non-strategic investment, which was more than offset by cash used for acquisitions in the same period.

Financing Activities

        Net cash used in financing activities was 10% higher in the three months ended January 31, 2005 compared to the first quarter of fiscal 2004. The increase was due primarily to increased share repurchases, offset in part by higher issuance of debt under our commercial paper program and lower repayments of long-term debt.

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and also to return cash to stockholders. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 29 million shares for $586 million in the first quarter of fiscal 2005. In addition, in November 2004, we paid $51 million in connection with the completion of the fiscal 2004 accelerated share repurchase program. We intend to continue to repurchase shares opportunistically as a means of returning cash to stockholders, as well as offsetting dilution from the issuance of shares under employee benefit plans. In the first quarter of fiscal 2004, we repurchased approximately 12 million shares for an aggregate price of $256 million. As of January 31, 2005, we had remaining authorization of approximately $2.3 billion for future share repurchases.

Key Performance Metrics

	January 31, 2005	October 31, 2004
Days of sales outstanding in accounts receivable	36	43
Days of supply in inventory	39	39
Days of purchases outstanding in accounts payable	(45)	(52)

Cash conversion cycle	30	30

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

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The sequential improvement in DSO resulted mainly from the timing of higher revenue and collections during the three months ended January 31, 2005 compared to fiscal 2004. The DOS was flat compared to fiscal 2004. The increase in DPO was primarily the result of active management of the payables. These changes resulted in a flat cash conversion cycle compared to fiscal 2004.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities and the overall cost of capital. Outstanding debt at January 31, 2005 increased slightly to $7.2 billion as compared to $7.1 billion at fiscal year end 2004, bearing weighted average interest rates of 5.2% and 5.3%, respectively. Short-term borrowings increased to $2.8 billion at January 31, 2005 from $2.5 billion at October 31, 2004. The increase reflects $200 million of Series A Medium-Term Notes maturing in 2005. In addition, during the first quarter of fiscal 2005, we issued $685 million and repaid $675 million of commercial paper. We did not issue long-term debt during the first quarter of fiscal 2005.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros (approximately $690 million) based on receivables not yet collected by the third party (the "Euro Program"). Trade receivables of approximately $1.8 billion were sold during the first quarter of fiscal 2005, including approximately $1.2 billion under the Euro Program. The aggregate receivables sold but not yet collected by the third parties were approximately $334 million at January 31, 2005, of which approximately $241 million related to the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under the alternative prompt payment programs.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At January 31, 2005
	Original Amount Available
		Used	Available
	In millions
2002 registration statement
Debt, global securities and up to $1,500 of Series B Medium Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	976	2,024
U.S. Credit Facilities
Expiring March 2005	1,500	—	1,500
Expiring March 2009	1,500	—	1,500
Lines of credit	2,611	146	2,465
Commercial paper programs
U.S.	4,000	—	4,000
Euro	500	323	177

	$16,111	$3,445	$12,666

        The securities issuable under the 2002 registration statement include notes with due dates of nine months or more from issuance. HP uses U.S. credit facilities for general corporate purposes, including to support our U.S. commercial paper program. HP renewed the 364-day facility expiring on March 11, 2005 with a facility of the same size with a one year duration. The lines of credit are uncommitted and are primarily available through various foreign subsidiaries.

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

        HP, and not the HPFS financing business, issued or assumed the vast majority of HP's total outstanding debt. HPFS is a financial services organization and, like other financial services companies, has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At January 31, 2005, HPFS had approximately $7.2 billion in net portfolio assets, which include short- and long-term financing receivables and operating lease assets.

Contractual Obligations

        At January 31, 2005, our unconditional purchase obligations are approximately $827 million, compared with $1.0 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Funding commitments

        We estimate that we will contribute a total of approximately $920 million to the pension and post-retirement plans during fiscal 2005, of which we have already funded $555 million in the three months ended January 31, 2005. Our funding policy is to contribute cash to our pension plans so that we meet the minimum contribution requirements, as established by local government funding and taxing authorities. In the current fiscal year, we will continue to contribute cash to our global pension plans in amounts that are consistent with local funding requirements and tax considerations.

        We issued approximately 53 million non-transferable contingent value rights ("CVRs") in connection with our acquisition of Indigo, N.V. that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period. The future cash pay-out, if any, of the CVRs will be payable after a three-year period that began on April 1, 2002 and could result in a maximum obligation of $237 million. We have not incurred a liability associated with CVRs as of January 31, 2005, and we do not expect any material cash payments in the future.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2005, we are not involved in any material unconsolidated SPE transactions.

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

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and constrained IT spending has previously resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

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

  •
  currency fluctuations, particularly in the euro and the Japanese yen, which contribute to variations in sales of products and services in impacted jurisdictions and also affect our reported results expressed in United States dollars;

  •
  longer accounts receivable cycles and financial instability among customers;

  •
  trade regulations and procedures and actions affecting production, pricing and marketing of products;

  •
  local labor conditions and regulations;

  •
  managing a geographically dispersed workforce;

  •
  changes in the regulatory or legal environment;

  •
  differing technology standards or customer requirements;

  •
  import, export or other business licensing requirements or requirements relating to making foreign direct investments, which could affect our ability to obtain favorable terms for components or lead to penalties or restrictions;

  •
  difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws; and

  •
  fluctuations in freight costs and disruptions at important geographic points of exit and entry.

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

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake and related natural disasters. In addition, some areas, including California and parts of the East Coast and Midwest of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters, for which we are predominantly self-insured.

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

  •
  Shortages.    Occasionally we may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers (some of which are also customers) or other problems experienced by suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

The revenue and profitability of our operations have historically varied.

        Our revenue, gross margins and profit vary among our products and services, customer groups and geographic markets and therefore will be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, IPG and certain of its business units such as printer supplies contribute significantly to our gross margins and profitability. Competition, lawsuits, investigations and other risks affecting IPG therefore may have a significant impact on our overall gross margins and profitability. Certain segments, and ESS in particular, have a higher fixed cost structure than others and may experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins in a given period, which may necessitate adjustments to our operations.

Unanticipated changes in HP's tax rates or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, in the valuation of deferred tax assets and liabilities or in tax laws or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Further, if we elect to repatriate cash held outside the United States pursuant to the Jobs Act, our tax rate may increase.

Our sales cycle makes planning and inventory management difficult and future financial results less predictable.

        Our quarterly sales have reflected a pattern in which a disproportionate percentage of such quarters' total sales occur toward the end of such quarter, and this trend has become more pronounced in recent periods. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the United States government) are often stronger in the third calendar quarter, consumer sales are often stronger in the fourth calendar quarter, and many customers whose fiscal and calendar years are the same spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Overall, our third fiscal quarter is typically our weakest and our fourth fiscal quarter our strongest. Many of the factors that create and affect seasonal trends are beyond our control.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq acquisition and other cost alignment efforts, we announced workforce restructurings as well as reductions through our early retirement programs involving approximately 26,000 employees worldwide in fiscal 2003 and 2002. Hiring in key areas offset some of these workforce reductions. We expect workforce rebalancing actions in the first half of 2005, and we may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. We also must keep employees focused on HP's strategies and goals, all of which may be more difficult due to uncertainty in connection with the recent termination of our previous Chief Executive Officer. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives is critical to our future, and competition for experienced employees in the IT industry can be intense. The failure to hire or loss of key employees could have a significant impact on our operations and stock price.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and proposed changes in accounting for equity compensation will adversely affect earnings.

        We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of HP's employee stock options have had exercise prices in excess of HP's stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require HP and other companies to record charges to earnings for employee stock option grants and other equity incentives. Accordingly, HP expects to begin recording such charges in the fourth quarter of fiscal 2005. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we will incur increased compensation costs, and may change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

HP's stock price has historically fluctuated and may continue to fluctuate.

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

  •
  speculation in the press or investment community about our executive team, strategic position, financial condition, financial reporting, results of operations, business acquisitions or significant transactions;

  •
  the announcement of new products, services or technological innovations by us or our competitors;

  •
  quarterly increases or decreases in revenue, gross margin or earnings, and changes in the business, organizational structure, operations or prospects of HP or any of its business units; and

  •
  changes in quarterly revenue or earnings estimates by the investment community and variations between actual and anticipated financial results.

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

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-

party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed for China. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We also could face significant costs and liabilities in connection with product take-back legislation. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the "WEEE Legislation"), and producers are to financially responsible under the WEEE Legislation beginning in August 2005. HP's potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other geographies, including in the United States and Japan, the cumulative impact of which could be significant. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended October 31, 2004, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2004.

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

        HP will be required by the Sarbanes-Oxley Act to include an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Report on Form 10-K beginning with its fiscal year ended October 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth above under Note 12 contained in the "Notes to Consolidated Condensed Financial Statements" is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(a)
Month #1 (November 2004 final payment on the completed accelerated share repurchase program)	N/A	N/A	N/A	$2,845,253,531
Month #1 (November 2004)	9,500,000	$19.21	9,500,000	$2,662,738,533
Month #2 (December 2004)	12,900,000	$20.70	12,900,000	$2,395,647,825
Month #3 (January 2005)	6,650,000	$20.46	6,650,000	$2,259,564,886

Total	29,050,000	$20.16	29,050,000

(a)
HP had an accelerated share repurchase program (the "Program") with an investment bank which began in September 2004 and was completed in November 2004. Under the Program, approximately 72 million shares were purchased for $1.3 billion, including the final $51 million price adjustment paid in November 2004. The final weighted average price was $18.82 per share under the Program.

        HP repurchased shares in the first quarter of fiscal 2005 under an ongoing systematic program to manage the dilution created by shares issued under employee stock plans and also to return cash to stockholders. This program authorizes repurchases in the open market or in private transactions. Amounts authorized for future repurchases under the systematic program are approved periodically. No additional authorizations occurred in the first quarter of fiscal 2005. All shares repurchased in the first quarter of fiscal 2005 were repurchased in private transactions.

        HP had total authorization for future repurchases of approximately $2.3 billion remaining at January 31, 2005.

Item 6. Exhibits.

        The Exhibit Index found on page 67 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN Robert P. Wayman Chief Executive Offier and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Authorized Signatory)

Date: March 11, 2005

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective March 17, 2004.	10-Q	001-04423	3(c)	June 9, 2004
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Registrant's 7.15% Global notes due June 15, 2005, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 15, 2000
4(e)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(f)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(g)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001
4(h)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002

4(i)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(j)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(k)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
5-9	Not applicable.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 18, 2004.*	10-K	001-04423	10(c)	January 14, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Registrant's 1987 Director Option Plan.*	S-8	33-30769	4	August 31, 1989
10(g)	Amendment of Registrant's 1987 Director Option Plan, effective July 17, 1991.*	10-K	001-04423	10(g)	January 14, 2005
10(h)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(i)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(j)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(k)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(l)	Compaq Computer Corporation 1985 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(k)	January 21, 2003

10(m)	Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(l)	January 21, 2003
10(n)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(m)	January 21, 2003
10(o)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(p)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(q)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(r)	Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.*	10-Q	001-04423	10(c)	September 12, 2000
10(s)	First Amendment to Registrant's Excess Benefit Retirement Plan, effective November 1, 1999.*	10-K	001-04423	10(b)(b)	January 21, 2003
10(t)	Second Amendment to Registrant's Excess Benefit Retirement Plan, effective April 1, 2004.*	10-Q	001-04423	10(t)	June 9, 2004
10(u)	Third Amendment to Registrant's Excess Benefit Retirement Plan, effective May 1, 2004.*	10-Q	001-04423	10(u)	June 9, 2004
10(v)	Hewlett-Packard Company Cash Account Pension Restoration Plan.*	10-K	001-04423	10(c)(c)	January 21, 2003
10(w)	Registrant's Executive Pay-for-Results Plan, amended and restated effective November 1, 2003.*	10-Q	001-04423	10(c)(c)	March 11, 2004
10(x)	Registrant's Executive Deferred Compensation Plan, amended and restated effective October 1, 2004.*	10-K	001-04423	10(x)	January 14, 2005
10(y)	Form letter to participants in the Registrant's Executive Pay-for-Results Plan for the first half of fiscal year 2005.*‡

10(z)	Amended Employment Agreement, dated October 4, 2004, between Registrant and Michael J. Winkler.*	10-K	001-04423	10(c)(c)	January 14, 2005
10(a)(a)	Registrant's Severance Plan for Executive Officers.*	10-K	001-04423	10(z)(z)	January 20, 2004
10(b)(b)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(c)(c)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(d)(d)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(e)(e)	Registrant's Service Anniversary Stock Plan, as amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003
10(f)(f)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(l)(l)	June 9, 2004
10(g)(g)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-K	001-04423	10(j)(j)	January 14, 2005
10(h)(h)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-K	001-04423	10(k)(k)	January 14, 2005
10(i)(i)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Option Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(j)(j)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*‡

10(k)(k)	Form of Stock Option Agreement for Registrant's 1987 Director Option Plan, as amended.*	10-K	001-04423	10(n)(n)	January 14, 2005
10(l)(l)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(m)(m)	Form of Stock Option Agreement for the Compaq Computer Corporation 1985 Stock Option Plan, as amended.*	10-K	001-04423	10(z)(z)	January 21, 2003
10(n)(n)	Form of Stock Option Agreement for the Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, as amended.*	10-K	001-04423	10(a)(1)	January 21, 2003
10(o)(o)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(p)(p)	Form of Stock Option Agreement for the Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, as amended.*	10-K	001-04423	10(s)(s)	January 14, 2005
10(q)(q)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
11	Not applicable.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	Not applicable.
15	None.
16-17	Not applicable.
18-19	None.
20-21	Not applicable.
22-24	None.
25-26	Not applicable.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.‡

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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

QuickLinks

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements.
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Statements of Earnings (Unaudited)
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Balance Sheets
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited)
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