Form 10-Q
period 2005-04-30
HEWLETT PACKARD CO
filed 2005-06-08
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2005
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

        The number of shares of HP common stock outstanding as of May 31, 2005 was 2,886,325,490 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, cash flows, cash repatriation, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the outcome of pending legislation; the execution and performance of contracts by customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; and other risks that are described herein and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed after HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2004, except as to items that are specifically superseded by "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2005	2004	2005	2004
	In millions, except per share amounts
Net revenue:
Products	$16,999	$16,142	$34,040	$32,012
Services	4,481	3,876	8,802	7,412
Financing income	90	95	182	203

Total net revenue	21,570	20,113	43,024	39,627

Costs and expenses:
Cost of products	12,872	12,151	25,943	24,063
Cost of services	3,502	2,986	6,911	5,725
Financing interest	55	45	112	85
Research and development	890	924	1,768	1,813
Selling, general and administrative	2,933	2,665	5,637	5,243
Amortization of purchased intangible assets	151	148	318	292
Restructuring charges	4	38	7	92
Acquisition-related charges	—	9	—	24
In-process research and development charge	—	9	—	9

Total costs and expenses	20,407	18,975	40,696	37,346

Earnings from operations	1,163	1,138	2,328	2,281

Interest and other, net	(87)	2	(62)	13
Gains (losses) on investments	3	(5)	(21)	4
Dispute settlement	—	(70)	(116)	(70)

Earnings before taxes	1,079	1,065	2,129	2,228
Provision for taxes	113	181	220	408

Net earnings	$966	$884	$1,909	$1,820

Net earnings per share:
Basic	$0.33	$0.29	$0.66	$0.60

Diluted	$0.33	$0.29	$0.65	$0.59

Cash dividends declared per share	$—	$—	$0.16	$0.16
Weighted average shares used to compute net earnings per share:
Basic	2,886	3,043	2,897	3,047

Diluted	2,917	3,081	2,926	3,086

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	April 30, 2005	October 31, 2004
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,362	$12,663
Short-term investments	121	311
Accounts receivable	9,266	10,226
Financing receivables	2,720	2,945
Inventory	6,464	7,071
Other current assets	9,543	9,685

Total current assets	42,476	42,901

Property, plant and equipment	6,669	6,649
Long-term financing receivables and other assets	7,306	6,657
Goodwill	16,067	15,828
Purchased intangible assets	3,830	4,103

Total assets	$76,348	$76,138

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,754	$2,511
Accounts payable	8,583	9,377
Employee compensation and benefits	1,860	2,208
Taxes on earnings	1,361	1,709
Deferred revenue	3,524	2,958
Accrued restructuring	122	193
Other accrued liabilities	10,211	9,632

Total current liabilities	28,415	28,588

Long-term debt	4,397	4,623
Other liabilities	5,363	5,363
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,879 and 2,911 shares issued and outstanding, respectively)	29	29
Additional paid-in capital	21,369	22,129
Retained earnings	16,950	15,649
Accumulated other comprehensive loss	(175)	(243)

Total stockholders' equity	38,173	37,564

Total liabilities and stockholders' equity	$76,348	$76,138

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2005	2004
	In millions
Cash flows from operating activities:
Net earnings	$1,909	$1,820
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,211	1,191
Provision for bad debt and inventory	223	166
In-process research and development	—	9
Restructuring charges	7	92
Acquisition-related charges	—	24
Deferred taxes on earnings	177	125
Other, net	(39)	52
Changes in assets and liabilities:
Accounts and financing receivables	1,160	750
Inventory	366	(359)
Accounts payable	(794)	(1,058)
Taxes on earnings	(359)	(78)
Restructuring	(84)	(435)
Other assets and liabilities	155	483

Net cash provided by operating activities	3,932	2,782

Cash flows from investing activities:
Investment in property, plant and equipment	(1,141)	(923)
Proceeds from sale of property, plant and equipment	342	245
Purchases of available-for-sale securities and other investments	(1,703)	(624)
Sales of available-for-sale securities and other investments	1,504	459
Maturities of available-for-sale securities	400	391
Payments made in connection with business acquisitions, net	(332)	(786)

Net cash used in investing activities	(930)	(1,238)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	77	(118)
Issuance of debt	3	9
Payment of long-term debt	(14)	(174)
Issuance of common stock under employee stock plans	352	297
Repurchase of common stock	(1,255)	(604)
Dividends	(466)	(488)

Net cash used in financing activities	(1,303)	(1,078)

Increase in cash and cash equivalents	1,699	466
Cash and cash equivalents at beginning of period	12,663	14,188

Cash and cash equivalents at end of period	$14,362	$14,654

Supplemental schedule of noncash financing activities:
Net issuances of restricted stock	$119	$47

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2005, its results of operations for the three and six months ended April 30, 2005 and 2004, and its cash flows for the six months ended April 30, 2005 and 2004. The Consolidated Condensed Balance Sheet as of October 31, 2004 is derived from the October 31, 2004 audited financial statements.

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

        HP has revised the presentation of its Consolidated Condensed Statements of Cash Flows for the six months ended April 30, 2004, to reflect the gross purchases and sales of auction rate securities within cash flows from investing activities. This change does not affect previously reported subtotals within the Consolidated Condensed Statements of Cash Flows, or previously reported results of operations for any period presented.

        The results of operations for the three and six months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

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

  Financing Income

        Financing income is produced by sales-type and direct-financing leases and is recognized on the accrual basis under the effective interest method. Certain financing receivables for which HP has recorded specific reserves are placed on nonaccrual status. Nonaccrual assets are those receivables with specific reserves and other delinquent accounts for which it is likely that HP will be unable to collect all amounts due according to the terms of the customer agreement. Income recognition is discontinued

on these receivables. Financing receivables are removed from nonaccrual status when appropriate customer actions are taken to remove the accounts from delinquent status.

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

        Upon the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), HP's policy regarding the timing of expense recognition for employees eligible for retirement will be changed to recognize compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Currently, HP's policy is to recognize these compensation costs over the vesting term. Had HP applied these non-substantive vesting provisions required by SFAS 123R, the impact on the pro forma income statements presented below would have been immaterial for all periods presented. See the further discussion of SFAS 123R in the Recent Pronouncements section of Note 1.

        The pro forma effect on net earnings as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows:

	Three months ended April 30		Six months ended April 30
	2005	2004	2005	2004
	In millions, except per share amounts
Net earnings, as reported	$966	$884	$1,909	$1,820
Add: stock-based compensation included in reported net earnings, net of related tax effects	19	6	30	12
Less: stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(150)	(188)	(292)	(362)

Pro forma net earnings	$835	$702	1,647	$1,470

Basic net earnings per share:
As reported	$0.33	$0.29	0.66	$0.60

Pro forma	$0.29	$0.23	0.57	$0.48

Diluted net earnings per share:
As reported	$0.33	$0.29	0.65	$0.59

Pro forma	$0.29	$0.23	0.57	$0.48

        In light of new accounting guidance under SFAS 123R, which addresses option valuation for employee awards, HP has reevaluated its assumptions used in estimating the fair value of employee options granted in the second quarter of fiscal 2005. Based on this assessment, management has determined that implied volatility is a better indicator of expected volatility than historical volatility. The expected volatility assumption used in the second quarter of fiscal 2005 and the first six months ended April 30, 2005 was 28%, and the expected volatility assumption used in the second quarter of fiscal 2004 and the first six months ended April 30, 2004 was 35%. This change from historical to implied volatility will result in a reduction of the pro forma expense by an aggregate of $65 million over the average four-year vesting period beginning with options granted in the second quarter of fiscal 2005.

  Share Repurchases

        HP has a systematic share repurchase program. This program authorizes repurchases in the open market or in private transactions. HP paid $618 million and $348 million in connection with share repurchases of 30 million shares and 16 million shares, respectively, during the three months ended April 30, 2005 and 2004, respectively. HP repurchased 59 million shares and 27 million shares for an aggregate price of $1.2 billion and $604 million in the first half of fiscal 2005 and 2004, respectively. In addition, HP had an accelerated share repurchase program (the "Program") with an investment bank that began in September 2004 and was completed in November 2004. Under the Program, approximately 72 million shares were purchased for $1.3 billion, including the final $51 million price adjustment paid in November 2004. As of April 30, 2005, HP had authorization for remaining future repurchases of approximately $1.6 billion.

  Recent Pronouncements

        FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. HP expects to make its repatriation determination during the third quarter of fiscal 2005. Accordingly, as provided for in FSP 109-2, HP has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. See the further discussion of the Jobs Act in the section of Note 10 entitled "American Jobs Creation Act of 2004—Repatriation of Foreign Earnings."

        In May 2004, the FASB issued FSP No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Medicare Act"). The Medicare Act provides for certain federal subsidies on drug benefits in retiree health plans. In the third quarter of fiscal 2004, HP adopted FSP 106-2 retroactive to December 8, 2003, the date of the enactment of the Medicare Act. The expected subsidy reduced HP's accumulated post-retirement benefit obligation ("APBO") by approximately $133 million, which HP recognized as a reduction in the unrecognized net actuarial loss and is amortizing over the average remaining service life of HP's employees eligible for post-retirement benefits. The adoption of FSP 106-2 reduced the net periodic post-retirement cost by approximately $10 million in fiscal 2004. These amounts were based on the estimated impact of the Medicare Act, pending issuance of final regulations. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations on the requirements and operational mechanics for employers filing to receive the 28% federal subsidy. As a result, HP remeasured its APBO considering the overall effect of the Medicare Act and this remeasurement reduced the APBO by an additional $39 million and will reduce net periodic post-retirement cost by an additional $10 million in fiscal 2005, $3 million of which was recognized in the current quarter. The expense amounts shown in Note 12 reflect the impact of the final regulations.

        In December 2004, the FASB issued SFAS 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. Under the current rules, HP will be required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning November 1, 2005.

        Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. HP must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. HP is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on November 1, 2005 will have a material impact on HP's consolidated results of operations and earnings per share. HP has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        The adoption of the following recent accounting pronouncements did not have a material impact on HP's results of operations and financial condition:

  •
  SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" and

  •
  SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29."

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. HP is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by HP in the first quarter of fiscal 2007. HP is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Note 2: Net Earnings Per Share ("EPS")

        HP's basic EPS is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of certain stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended April 30		Six months ended April 30
	2005	2004	2005	2004
	In millions, except per share amounts
Numerator:
Net earnings	$966	$884	$1,909	$1,820
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	2	2	4	4

Net earnings, adjusted	$968	$886	$1,913	$1,824

Denominator:
Weighted-average shares used to compute basic EPS	2,886	3,043	2,897	3,047
Effect of dilutive securities:
Dilution from employee stock plans	23	30	21	31
Zero-coupon subordinated convertible notes	8	8	8	8

Dilutive potential common shares	31	38	29	39

Weighted-average shares used to compute diluted EPS	2,917	3,081	2,926	$3,086

Net earnings per share:
Basic	$0.33	$0.29	$0.66	$0.60
Diluted	$0.33	$0.29	$0.65	$0.59

        In the second quarter of fiscal 2005 and 2004, options to purchase approximately 466 million shares and 287 million shares, respectively, of HP stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Additionally, in the first six months of fiscal 2005 and 2004, options to purchase 468 million shares and 286 million shares, respectively, of HP stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

Note 3: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	April 30, 2005	October 31, 2004
	In millions
Accounts receivable	$9,494	$10,512
Allowance for doubtful accounts	(228)	(286)

	$9,266	$10,226

Financing receivables	$2,810	$3,066
Allowance for doubtful accounts	(90)	(121)

	$2,720	$2,945

        HP has revolving trade receivables-based facilities to sell certain trade receivables to third parties on a non-recourse basis. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros (approximately $689 million) based on receivables not yet collected by the third party (the "Euro Program"). Trade receivables of approximately $4.0 billion were sold during the six months ended fiscal 2005, including approximately $2.7 billion under the Euro Program. The aggregate receivables sold but not yet collected by the third parties were approximately $615 million at April 30, 2005, of which approximately $300 million related to the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts previously offered to these customers under alternative prompt payment programs.

  Inventory

	April 30, 2005	October 31, 2004
	In millions
Finished goods	$4,764	$5,322
Purchased parts and fabricated assemblies	1,700	1,749

	$6,464	$7,071

Note 4: Acquisitions

        In the first six months of fiscal 2005, HP acquired two companies and increased its ownership in a consolidated subsidiary from 97.2% to 98.2%. The aggregate purchase price for these transactions was approximately $332 million, which includes direct transaction costs. The largest of these transactions was the acquisition of SAC, LLC, doing business as "Snapfish," a leading online photo service. This acquisition is intended to enable HP to capitalize on the growing market for online photo printing, with customers benefiting from a more affordable, simpler and more comprehensive digital photography experience.

        HP recorded approximately $199 million of goodwill and $45 million of amortizable purchased intangible assets in connection with these acquisitions. HP has included the results of operations of these transactions prospectively from the respective date of the transaction. HP has not presented the pro forma results of operations of the acquired businesses because the results are not material to HP's results of operations on either an individual or an aggregate basis.

        In connection with our March 2002 acquisition of Indigo, N.V., HP issued approximately 53 million non-transferable contingent value rights ("CVRs") that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period that ended on March 31, 2005. We have not incurred a liability associated with the CVRs as of April 30, 2005 and, based on our estimate of such revenue results, we do not expect any material payments in the future.

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of April 30, 2005 and changes in the carrying amount of goodwill for the six months ended April 30, 2005 are as follows:

	HP Services	Enterprise Storage and Servers	Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2004	$6,270	$4,810	$759	$2,327	$1,510	$152	$15,828
Goodwill acquired during the period	37	—	—	—	162	—	199
Goodwill adjustments	30	5	1	3	1	—	40

Balance at April 30, 2005	$6,337	$4,815	$760	$2,330	$1,673	$152	$16,067

        The goodwill adjustments shown above relate primarily to revisions of acquisition-related tax estimates that resulted in net additions to goodwill, offset partially by the reduction of a restructuring liability and asset impairments associated with fiscal 2002 and 2001 pre-merger Compaq restructuring plans. These reductions resulted from adjusting original estimates to actual costs incurred at various locations throughout the world.

  Purchased Intangible Assets

        HP's purchased intangible assets are composed of:

	April 30, 2005			October 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,379	$(798)	$1,581	$2,340	$(637)	$1,703
Developed and core technology and patents	1,710	(923)	787	1,704	(775)	929
Product trademarks	93	(53)	40	93	(44)	49

Total amortizable purchased intangible assets	4,182	(1,774)	2,408	4,137	(1,456)	2,681
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$5,604	$(1,774)	$3,830	$5,559	$(1,456)	$4,103

        Estimated future amortization expense related to finite-lived purchased intangible assets at April 30, 2005 is as follows:

Fiscal year:	In millions
2005 (remaining 6 months)	$275
2006	531
2007	466
2008	402
2009	326
Thereafter	408

Total	$2,408

Note 6: Restructuring Charges and Workforce Rebalancing

  Workforce Rebalancing

        For the three and six months ended April 30, 2005, HP incurred approximately $177 million and $236 million, respectively, in workforce rebalancing charges within certain business segments, primarily for severance and related costs. As a result of these workforce rebalancing actions, HP expects to reduce headcount by approximately 3,000 employees, of which approximately 1,600 have been terminated as of April 30, 2005. The remaining employees are expected to exit by the end of fiscal 2005. Of the workforce rebalancing charges, approximately $81 million had been paid as of April 30, 2005, and the remainder is expected to be paid by the end of fiscal 2005.

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

        Original estimates of 9,000 employees across many regions and job classes were included in the 2003 workforce reduction plans. Subsequent to the initial estimate, the number of employees to be terminated under the fiscal 2003 restructuring plans was reduced by 600 employees to a total estimate of 8,400 employees. As of April 30, 2005, substantially all of the employees had been terminated, had been placed in the workforce reduction programs or had retired. HP expects to pay out the majority of the remaining severance and other employee benefits during fiscal 2005, with the payments under phased retirement plans required in certain international locations continuing through fiscal 2010. HP anticipates the remaining costs of vacating duplicative facilities and contract terminations to be substantially settled by the end of fiscal 2005.

  Fiscal 2002 and 2001 Restructuring Plans

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq. At that time, both HP and Compaq had restructuring liabilities for 2001 restructuring plans, of which $3 million and $58 million, respectively, remain at April 30, 2005. Restructuring plans established in 2002 in connection with the Compaq acquisition resulted in additional restructuring liabilities aggregating $2.7 billion. Of this amount, an aggregate $1.8 billion was recorded as restructuring charges during fiscal 2002, 2003 and 2004, while $960 million was recorded as of the acquisition date as part of the Compaq purchase price allocation. At April 30, 2005, the remaining restructuring liabilities for the HP and Compaq-related 2002 restructuring plans were $13 million and $89 million, respectively. The 2001 and 2002 restructuring plans are substantially complete, although minor revisions to previous estimates are recorded as necessary. Additionally, in the second quarter of fiscal 2005, HP recorded an adjustment to reduce goodwill for $37 million, of which $25 million related to asset-impairment true-ups and the remaining related to other related restructuring true-ups to the fiscal 2002 and 2001 restructuring plans. The aggregate $163 million restructuring liability as of April 30, 2005 relates primarily to facility lease obligations. HP expects to pay out these obligations over the life of the related obligations, which extend to the end of fiscal 2010.

  Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for the three and six months ended April 30, 2005:

								As of April 30, 2005
		Three months ended April 30, 2005 charges (reversals)	Six months ended April 30, 2005 charges (reversals)
	Balance, October 31, 2004			Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, April 30, 2005	Total costs and impairments incurred to date	Total expected costs and asset impairments
	In millions
Fiscal 2003 plans:
Employee severance and other benefits charges (by segment):
Enterprise Storage and Servers								$153	$153
Software								13	13
Personal Systems Group		$—	$(9)					42	42
HP Services								349	349
Other infrastructure								79	79

Employee severance and other benefits	$57	$—	$(9)		$(25)	$1	$24	$636	$636
Asset impairments	—	3	(3)		—	3	—	74	74
Infrastructure—other related restructuring activities	21	(1)	2		(6)	—	17	69	70

Total	$78	$2	$(10)		$(31)	$4	$41	$779	$780
Fiscal 2002 and 2001 plans	210	2	17	$(37)	(53)	26	163	$3,332	$3,332

Total restructuring plans	$288	$4	$7	$(37)	$(84)	$30	$204

        At April 30, 2005 and October 31, 2004, the long-term portion of the restructuring liabilities of $82 million and $95 million, respectively, is included in Other liabilities in the Consolidated Condensed Balance Sheets.

Note 7: Financing Receivables and Operating Leases

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

	April 30, 2005	October 31, 2004
	In millions
Minimum lease payments receivable	$5,121	$5,328
Allowance for doubtful accounts	(157)	(213)
Unguaranteed residual value	360	394
Unearned income	(397)	(396)

Financing receivables, net	4,927	5,113
Less current portion	(2,720)	(2,945)

Amounts due after one year, net	$2,207	$2,168

        Equipment leased to customers under operating leases was $2.3 billion at April 30, 2005 and at October 31, 2004 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.9 billion at April 30, 2005 and at October 31, 2004.

Note 8: Guarantees

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

        The changes in HP's aggregate product warranty liability are as follows:

In millions
Product warranty liability at October 31, 2004	$2,040
Accruals for warranties issued	1,253
Adjustments related to pre-existing warranties (including changes in estimates)	10
Settlements made (in cash or in kind)	(1,213)

Product warranty liability at April 30, 2005	$2,090

  Deferred Revenue

        The components of deferred revenue are as follows:

	April 30, 2005	October 31, 2004
	In millions
Deferred support contract services revenue	$3,225	$2,780
Other deferred revenue	1,646	1,568

Total deferred revenue	4,871	4,348
Less current portion	3,524	2,958

Long-term deferred revenue	$1,347	$1,390

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

Note 9: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	April 30, 2005		October 31, 2004
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	In millions
Current portion of long-term debt	$2,021	6.8%	$1,861	7.1%
Commercial paper	222	2.7%	306	2.2%
Notes payable to banks, lines of credit and other	511	3.0%	344	2.4%

	$2,754		$2,511

        Notes payable to banks, lines of credit and other includes deposits associated with banking-related activities of approximately $364 million and $241 million at April 30, 2005 and October 31, 2004, respectively.

  Long-Term Debt

        Long-term debt was as follows:

	April 30, 2005	October 31, 2004
	In millions
U.S. Dollar Global Notes
$1,500 issued June 2000 at 7.15%, due June 2005	$1,500	$1,499
$1,000 issued December 2001 at 5.75%, due December 2006	998	998
$1,000 issued June 2002 at 5.5%, due July 2007	998	997
$500 issued June 2002 at 6.5%, due July 2012	498	498
$500 issued March 2003 at 3.625%, due March 2008	498	498

	4,492	4,490

Euro Medium-Term Note Programme
€750 issued July 2001 at 5.25%, due July 2006	969	954

Series A Medium-Term Notes
$200 issued December 2002 at 3.375%, due December 2005	200	200
$50 issued in December 2002 at 4.25%, due December 2007	50	50

	250	250

Other
$300, Medium-Term Notes assumed from Compaq, issued at 7.65%, due August 2005	300	300

$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	343	338
Other, including capital lease obligations, at 3.72%-9.17%, due 2005-2023	92	108

	435	446

Fair value adjustment related to SFAS No. 133	(28)	44
Less current portion	(2,021)	(1,861)

	$4,397	$4,623

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

        HP established a $4.0 billion U.S. commercial paper program in December 2000. In March 2005, HP's board authorized an increase in HP's commercial paper program to $6.0 billion and authorized HP subsidiaries to issue an additional $1.0 billion of commercial paper. In April 2005, HP increased its available borrowings under its commercial paper program to $6.0 billion. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, established a $500 million Euro Commercial Paper/Certificate of Deposit Programme in May 2001.

        HP renewed its $1.5 billion 364-day credit facility that expired on March 11, 2005 with a $1.5 billion 364-day credit facility expiring in March 2006. In addition, HP has a $1.5 billion five-year credit facility expiring in March 2009 (together with the 364-day credit facility, the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary, as applicable, based on HP's external credit ratings. The Credit Facilities, which are subject to weighted average commitment fees of 7.25 basis points per annum on the unused portion, are senior unsecured committed borrowing arrangements and available for general corporate purposes, including supporting the issuance of commercial paper. At April 30, 2005, no amounts were outstanding under the Credit Facilities.

        HP also maintains, through various foreign subsidiaries, lines of credit from a number of financial institutions.

        HP registered the sale of up to $3.0 billion of debt or global securities ("Global Notes"), common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of April 30, 2005, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange and has offered such notes as set forth in the table above. HP can denominate these notes in any currency including the euro. However, these notes have not been and will not be registered in the United States.

        At April 30, 2005, HP has available borrowing resources of up to $14.8 billion under the 2002 Shelf Registration Statement, credit facilities and other programs described above.

Note 10: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 10.5% and 17.0% for the three months ended April 30, 2005 and April 30, 2004, respectively, and 10.3% and 18.3% for the six months ended April 30, 2005 and April 30, 2004, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

        Other income tax adjustments of $106 million and $160 million, further reduced the effective tax rate for the three and six months ended April 30, 2005, respectively. Of the $106 million, $63 million represents the net adjustment to deferred taxes related to intercompany product transfers. The remaining $43 million represents net favorable adjustments, primarily related to the net favorable resolution of foreign tax matters. For the six months ended April 30, 2005, the $160 million benefit included the $63 million deferred tax adjustment in the second fiscal quarter and $105 million resulting from an agreement with the Internal Revenue Service ("IRS") in the first fiscal quarter, which reduced accruals of U.S. taxes on earnings outside the U.S. These adjustments are offset in part by other net unfavorable income tax adjustments of $8 million.

        Also benefiting the effective tax rates for the three and six months ended April 30, 2005 were certain pre-tax charges of $101 million and $217 million, respectively. The $101 million pre-tax charge for the three months ended April 30, 2005 consisted of HP's estimate of taxes and interest associated with pre-acquisition Compaq sales and use tax audits for the years 1998-2002. The $217 million of pre-tax charges for the six months ended April 30, 2005 also included the $116 million pre-tax charge recorded in the first quarter of fiscal 2005 associated with the dispute settlement with Intergraph. As both items are deductible from U.S. taxable income at the statutory rate of 35%, the effective tax rates for the three and six months ended April 30, 2005 were reduced by an additional 2.1 percentage points and 2.3 percentage points, respectively.

  American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

        The Jobs Act enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of HP's foreign earnings that qualify for the temporary deduction is $14.5 billion. For HP, the one-year period during which the qualifying distributions can be made is fiscal 2005.

        HP continues to evaluate whether it will repatriate foreign earnings under the repatriation provisions of the Jobs Act. Up to $14.5 billion is being considered for possible repatriation. HP's estimate of the range of tax expense it would accrue on a maximum repatriation eligible for the temporary deduction is between $775 million and $875 million. This range is below the previously estimated range of $850 million to $925 million because of favorable IRS guidance released in May 2005 and a reduction in HP's estimate of its state tax expense on repatriation. The amount of additional tax expense accrued would be reduced if some part of the eligible dividend was attributable to foreign earnings on which a deferred tax liability had been previously accrued. HP expects to make its repatriation determination during its third fiscal quarter of 2005.

        Deferred tax assets were as follows:

	April 30, 2005	October 31, 2004
	In millions
Deferred tax assets—short term	$3,207	$3,744
Deferred tax assets—long term	2,453	2,111

Total deferred tax assets	$5,660	$5,855

Note 11: Comprehensive Income (Loss)

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended April 30		Six months ended April 30
	2005	2004	2005	2004
	In millions
Net earnings	$966	$884	$1,909	$1,820
Change in net unrealized (losses) gains on available-for-sale securities	(13)	(24)	4	(6)
Change in net unrealized gains on cash flow hedges	5	22	68	49
Change in cumulative translation adjustment	(4)	(4)	(4)	4

Comprehensive income	$954	$878	$1,977	$1,867

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	April 30, 2005	October 31, 2004
	In millions
Net unrealized gains on available-for-sale securities	$27	$23
Net unrealized losses on cash flow hedges	(47)	(115)
Cumulative translation adjustment	26	30
Additional minimum pension liability	(181)	(181)

Accumulated other comprehensive loss	$(175)	$(243)

Note 12: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2005	2004	2005	2004	2005	2004
	In millions
Service cost	$87	$80	$61	$54	$17	$14
Interest cost	70	64	78	67	26	26
Expected return on plan assets	(71)	(62)	(105)	(88)	(8)	(7)
Amortization and deferrals:
Actuarial loss	10	4	27	24	8	7
Prior service cost (benefit)	—	1	(1)	—	(1)	(2)

Net periodic benefit cost	$96	$87	$60	$57	$42	$38

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2005	2004	2005	2004	2005	2004
	In millions
Service cost	$173	$160	$121	$106	$36	$28
Interest cost	139	132	156	132	52	52
Expected return on plan assets	(142)	(123)	(211)	(173)	(15)	(14)
Amortization and deferrals:
Actuarial loss	21	14	54	47	16	14
Prior service cost (benefit)	1	2	(1)	—	(3)	(4)

Net periodic benefit cost	$192	$185	$119	$112	$86	$76

Employer Contributions

        HP previously disclosed in its Consolidated Financial Statements for the year ended October 31, 2004 that it expected to contribute approximately $850 million to its pension plans and $60 million to its post-retirement plans in fiscal 2005. As of April 30, 2005, approximately $785 million and $30 million of contributions have been made to pension plans and post-retirement plans, respectively. HP presently anticipates contributing an additional $65 million to its pension plans and $30 million to its post-retirement plans during the remainder of fiscal 2005.

Note 13: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," HP makes a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Pending Litigation and Proceedings

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted two non-binding arbitration proceedings against HP in June 2001 and June 2002 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany relating to multi-function devices and printers that allegedly enable the production of copies by private persons. The published tariffs on these devices in Germany range from 10 to 613.56 euros per unit. VG Wort presented non-binding proposals in the proceedings, both of which HP rejected. In May 2004, VG Wort filed a lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on multi-function devices ("MFDs"). A decision in this matter was issued on December 22, 2004. The court held that HP is liable for payments regarding photocopiers sold in Germany but did not determine the exact amount payable per unit. The court further stated that HP should furnish information regarding the number of MFDs sold in Germany up to December 2001 and the number of copies per minute that various MFDs can produce. Finally, the court held that a levy of a maximum of 1.5% of the price was due on the bundle "LJ8150 MFP plus Scanner-Module C4166B" and that the individual elements of this bundle were not part of the claim. VG Wort appealed this decision in January 2005 to the Higher Regional Court of Baden-Wuerttemberg. In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. A decision in this matter was issued on December 22, 2004. The court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. The court further stated that HP should furnish information regarding the number of printers sold in Germany since April 2001 and the number of copies per minute that various printers can produce. HP appealed this decision in January 2005 to the Higher Regional Court of Baden-Wuerttemberg. On May 10, 2005, the Higher Regional Court issued a decision confirming that levies are due but also permitting an appeal to the highest German court, the Bundesgerichtshof. HP has filed an appeal to the Bundesgerichtshof. In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has undertaken to be bound by a final decision. A decision in this matter was issued on December 23, 2004 stating that PCs are subject to a levy and that FSC should furnish information as to the number of PCs sold in Germany since January 1, 2001. Further, FSC must pay 12 euros plus compound interest for each PC sold in Germany from March 24, 2001. FSC appealed this decision in January 2005 to the Higher Regional Court of Bavaria.

        In April 2001, the Organization for the Collective Management of Works of Literature, the Organization for the Collective Management of Works of Plastic Arts and their Applications, and the Organization for the Collective Management and Protection of Intellectual Property of Photographers brought five proceedings against Hewlett-Packard Hellas HP EPE and Compaq Computer EPE in Greece seeking a levy of 2% upon computer products, including central processing units, monitors, keyboards, mice, diskettes, printers, scanners and related items sold in Greece between March 1993 and December 2001. These proceedings are pending before the Court of First Instance of Athens or the Court of Appeal of Athens.

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

        Alvis v. HP is a nationwide defective product consumer class action that a resident of Eastern Texas filed in the District Court of Jefferson County, Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in the District Court of Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. In May 2004, the Texas Supreme Court reversed the certification of the nationwide class in the LaPray case and remanded the case to the trial court. The trial court has not set a new class certification hearing. On March 29, 2005, the Alvis court certified a Texas-wide class action for injunctive relief only. On April 15, 2005, HP appealed the class certification decision. On June 4, 2003, each of Barrett v. HP and Grider v. Compaq was filed in the District Court of Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On December 22, 2003, the court entered an order staying both the Barrett and Grider cases until the conclusions of the Alvis and LaPray actions. On July 28, 2004, the court lifted the stay in Grider but took under advisement the plaintiff's motion to lift the stay in Barrett. A class certification hearing in Grider was held on May 25, 2005. On November 5, 2004, Scott v. HP was filed in state court in San Joaquin County, California, with factual allegations similar to those in LaPray, and on January 27, 2005 Jurado v. HP was filed in state court in San Joaquin County, California, with factual allegations similar to those in Alvis. The complaints in Scott and Jurado seek a California-only class certification, injunctive relief, unspecified damages (including punitive damages), restitution, costs and attorneys' fees. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to extend the statute of limitations on its investigation until December 6, 2005. HP is cooperating fully with this investigation.

        Hanrahan v. Hewlett-Packard Company and Carleton Fiorina is a lawsuit filed on November 3, 2003 in the United States District Court for the District of Connecticut on behalf of a putative class of persons who sold common stock of HP during the period from September 4, 2001 through November 5, 2001. The lawsuit seeks unspecified damages and generally alleges that HP and Ms. Fiorina violated the federal securities laws by making statements during this period that were misleading in failing to disclose that Walter B. Hewlett would oppose the proposed acquisition of Compaq by HP prior to Mr. Hewlett's disclosure of his opposition to the proposed transaction. A motion to transfer the action to United States District Court for the Northern District of California has been granted. No lead plaintiff has yet been appointed.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in the Circuit Court, Third Judicial District, Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The court in the HP action has certified an Illinois class as to Intel but denied a nationwide class, and proceedings have been stayed pending resolution of plaintiffs' appeal of this decision. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs and certification of a nationwide class. The class action certification against Compaq has been postponed. HP has filed forum non conveniens motions in both cases, which are pending. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit that was initially filed in state court in Alameda County, California, to which HP was joined on June 14, 2004, and it is based upon factual allegations similar to those in the Neubauer cases. On February 22, 2005, the parties stipulated to transfer these cases to state court in Santa Clara County, California. The plaintiffs seek unspecified damages, restitution, attorneys' fees and cost and certification of nationwide class.

        Tyler v. HP is a lawsuit filed in state court in Santa Clara, California on February 17, 2005 alleging that HP engaged in wrongful business practices including unfair competition, deceptive advertising, fraud and deceit, breach of express and implied warranty, and breach of the covenants of good faith and fair dealing. Among other things, plaintiffs alleged that HP engineered "smart chip" inkjet cartridges for use in certain inkjet printers to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the design of the smart chip cartridge limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On February 17, 2005, and March 18, 2005, lawsuits captioned Obi v. HP and Weingart v. HP, respectively, were filed in state court in Los Angeles, California with similar allegations. The parties agreed to coordinate these cases, and, on May 25, 2005, the court granted the petition for coordination and recommended that the matters be coordinated in state court in Santa Clara, California. Grabell v. HP was filed in the United States District Court for the District of New Jersey on March 18, 2005 and asserts causes of action under the New Jersey Consumer Fraud Act and for unjust enrichment and breach of the implied covenant of good faith and fair dealing. The allegations in the Grabell case are substantively identical to those in Tyler and Obi. Just v. HP is another federal class action lawsuit filed in the United States District Court for the Eastern District of New York on April 20, 2005 and asserts causes of action under the New York General Business Law 349/350 and for unjust enrichment and breach of the implied covenants of good faith and fair dealing. The allegations in the Just case are substantively identical to those in Grabell, Tyler, Obi and Weingart. All of these actions are putative class actions which seek certification of a statewide class, a nationwide class, or both, "of purchasers of inkjet printers which use cartridges, that contain a chip, or other device, which prematurely register that the cartridge is empty or expired, and/or purchasers of HP inkjet cartridges with such technology." The plaintiffs in all of these cases also seek restitution, damages (including enhanced damages), injunctive relief, interest, costs and attorneys' fees.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. HP has answered and counterclaimed. This action seeks declaratory and injunctive relief and unspecified damages. On March 26, 2004, the court issued a ruling interpreting the disputed claim terms in the patent at issue. Discovery is ongoing. No trial date has been set, but trial is expected to commence in mid-  to late 2006.

        Hewlett-Packard Development Company, LP v. Gateway, Inc. is a lawsuit filed on March 24, 2004 by HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), against Gateway, Inc. ("Gateway") in United States District Court in the Southern District of California. The suit originally alleged infringement of six patents relating to various notebook, desktop and enterprise computer technologies. On April 2, 2004, HPDC filed an amended complaint, adding infringement allegations for four additional patents. HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On May 10, 2004, Gateway filed an answer and a counterclaim, alleging infringement of five Gateway patents relating to computerized television, wireless, computer monitoring and computer expansion card technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees. Claim construction began in December 2004 and is expected to resume in August 2005. On May 6, 2004, HP and HPDC filed a complaint with the United States International Trade Commission ("ITC") alleging that Gateway infringes seven computer technology patents. Trial was held in March 2005 on the four patents remaining in the investigation. HP seeks an injunction, and a decision is expected from the ITC in August 2005. On October 21, 2004, HPDC filed suit in the United States District Court for the Western District of Wisconsin against eMachines, a wholly-owned subsidiary of Gateway, alleging infringement of five HPDC patents relating to personal and desktop computers. On February 17, 2005, the action was transferred to the Southern District of Texas (Houston division). Three patents remain in the suit. HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On June 6, 2005, HP and HPDC filed suit in the Superior Court of California for the County of Santa Clara against eMachines. The complaint alleges that eMachines failed to observe its contractual obligation to permit an audit of eMachines' compliance with the terms of its royalty-bearing license to HP and HPDC. HP and HPDC seek specific performance, specified costs and attorneys' fees.

        On July 2, 2004, Gateway filed a complaint with the ITC alleging HP's infringement of three patents relating to audio control, imaging and computerized television technologies. The claim construction hearing was held in February 2005. Following the court's construction of the patents, Gateway withdrew two of the three patents from the investigation. The remaining patent relates to computerized television technologies. Gateway seeks an injunction against HP's importation of its media center PCs and digital entertainment centers, among other similar multimedia products. The trial was held in May 2005 and a decision is expected in August 2005. Also on July 2, 2004, Amiga Development LLC, an entity affiliated with Gateway ("Amiga"), filed a lawsuit against HP in the United States District Court for the Eastern District of Texas, alleging infringement of three patents relating to computer monitoring, imaging and decoder technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees. HP and HPDC answered and counterclaimed, alleging infringement by Amiga and Gateway of four HPDC patents related to personal computer technology. The trial is scheduled for April 3, 2006. On August 18, 2004, Gateway filed a declaratory relief action against HPDC in the United States District Court for the Southern District of California seeking a declaration of non-infringement and invalidity of the above-referenced four HPDC patents relating to personal computer technology. HPDC answered and counterclaimed and alleged infringement of the same four patents, and the claims were consolidated into the litigation pending in the Southern District. HP seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On February 22, 2005, eMachines filed a declaratory judgment action against HPDC in the Southern District of Texas on the three patents relating to personal and desktop computers at issue in HPDC's suit against eMachines described above. eMachines subsequently dismissed this action.

        Compression Labs, Inc. v. HP et al. is a lawsuit filed by Compression Labs, Inc., a subsidiary of Forgent Networks ("CLI"), on April 22, 2004 against HP and 27 other companies in United States District Court for the Eastern District of Texas. The complaint accuses HP of patent infringement with respect to HP's products that implement JPEG compression. JPEG is a standard for data compression used in HP's computers, scanners, digital cameras, PDAs, printers, plotters and software. CLI seeks unspecified damages, an injunction, interest, costs and attorneys' fees. CLI is involved in litigation involving alleged infringement of the same patent in eight other cases pending in the Eastern District of Texas, the Northern District of California and the District of Delaware. The Judicial Panel on Multidistrict Litigation recently transferred eight of these lawsuits, including those involving HP, to the Northern District of California for coordinated or consolidated pretrial proceedings. No trial date has been set. Separately, HP has alerted government regulators of CLI's participation in the JPEG standardization process and current licensing activities.

        Miller, et al. v. Hewlett-Packard Company is a lawsuit filed on March 21, 2005 in the United States District Court for the district of Idaho on behalf of a putative class of persons who were employed by third-party temporary service agencies and who performed work at HP facilities in the United States. Plaintiffs claim that they were incorrectly classified as contractors or contingent workers and, as a result, were wrongfully denied employee benefits not covered by the Employment Retirement Income Security Act of 1974 ("ERISA") and benefits covered by ERISA. Among the benefits enumerated are benefits under HP's Share Ownership Plan, service award program, adoption assistance program, credit union, dependent care reimbursement program, educational assistance program, time off programs, flexible work arrangements and the 401(k) plan. On May 22, 2005, plaintiffs filed their first amended complaint, which added 13 additional named plaintiffs and a count under the Worker Adjustment and Retraining Notification Act ("WARN") in anticipation of alleged reductions in force. In addition, they refined their class claims and defined the class to include "those persons who have been, or now are, hired by HP through Agencies to work at HP facilities in the United States of America from March 21, 2000 through the present who have been deprived of the full benefit of 'employee' status by being misclassified as 'contractors' or 'contingent workers' or 'temporary workers' or other mis-classification devices." Plaintiffs seek declaratory relief, an injunction, retroactive and prospective benefits and compensation, unspecified damages and enhanced damages, interest, costs and attorneys' fees.

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. On November 29, 2004, the court dismissed the plaintiffs' complaint. In May 2005, the plaintiffs filed an amended notice of appeal in the United States Court of Appeals for the Second Circuit.

        In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into original equipment manufacturer ("OEM") activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP is cooperating fully with this inquiry.

        In March 2003, the Korea Fair Trade Commission commenced an investigation of the Korean printing and supplies market and contacted HP requesting information on its printing systems business. A hearing is expected in July 2005. HP is cooperating fully with this inquiry.

Settled Litigation and Proceedings

        EMC Litigation. HP and EMC Corporation ("EMC") announced on May 2, 2005 that they agreed to dismiss all claims and counterclaims with no findings or admissions of liability in a settlement of a longstanding patent dispute involving patent infringement allegations between the two companies, as described below. As a part of the settlement agreement, HP agreed to pay $325 million (the net amount of the valuation of EMC's claims against HP less the valuation of HP's claims against EMC) to EMC, which HP can satisfy through the purchase for resale or internal use of complementary EMC products, such as the VMware product line, over the next five years. In addition, if EMC purchases HP products during the five-year period, HP will be required to make an equivalent amount of additional product or services purchases from EMC of up to an aggregate of $108 million. EMC and HP also signed a five-year patent cross-license agreement. HP did not incur a charge with respect to the settlement because HP expected to meet its minimum future purchase commitments under the settlement agreement. HP v. EMC Corporation was a lawsuit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accused EMC of infringing seven HP patents. HP sought damages, an injunction, prejudgment interest, costs and attorneys' fees. On July 21, 2003, EMC filed its answer and a cross-claim and asserted, among other things, that numerous HP storage, server and printer products infringed six EMC patents. EMC sought a permanent injunction as well as unspecified monetary damages, costs and attorneys' fees for patent infringement. On November 27, 2004, HP filed a second lawsuit against EMC in United States District Court for the Northern District of California, in which HP accused additional models of certain EMC products of infringing the same seven HP patents. HP sought damages, an injunction, prejudgment interest, costs and attorneys' fees. EMC also filed suit against StorageApps, a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of EMC patents relating to storage devices, and sought a permanent injunction as well as unspecified monetary damages for patent infringement. Following a trial in May 2004, the jury found that three of EMC's patents were valid and infringed. The parties agreed to binding arbitration on the issue of damages. HP appealed the judgment of liability. All of the foregoing litigation has been resolved in connection with the settlement agreement discussed above.

        Intergraph Litigation. On January 21, 2005, HP announced that it had settled all ongoing patent litigation with Intergraph Corporation, as described below, and that the companies had entered into a patent cross-license agreement. The agreement resolved all legal claims between the two companies and their subsidiaries. Under the terms of the agreement, HP agreed to pay Intergraph $141 million, of which $116 million was recorded as a charge in the first quarter of fiscal 2005 since it related to the cross-license agreement for products shipped in prior years. Both HP and Intergraph have since dismissed, withdrawn or terminated with prejudice all pending lawsuits, and neither company will have any further financial obligations stemming from any such disputes. According to the terms of the cross-license agreement, HP was granted a license to all Intergraph patents for all fields of use. Intergraph was granted a license to all HP patents in specific fields covered by Intergraph's then current product categories. Intergraph Hardware Technologies Company v. HP, Dell & Gateway was a lawsuit filed in United States District Court for the Eastern District of Texas, Marshall County, on December 16, 2002. The suit accused HP of infringement of three patents related to cache memory (the "Clipper Patents"). Intergraph sought damages constituting a "reasonable royalty" (as well as enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. On May 7, 2004, Intergraph sued HP in United States District Court for the Eastern District of Texas, Tyler County, for infringement of a patent related to cache memory management. Intergraph sought an injunction, declaratory relief and attorneys' fees, but not damages. HP answered and counterclaimed, asserting Intergraph's infringement of two HP software patents. HP sought damages and an injunction. On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of four HP patents related to computer-aided design, video display technology and information retrieval technology. HP sought damages, an injunction, prejudgment interest, costs and attorneys' fees. On April 1, 2004, HP sued Intergraph Corporation in the Mannheim State Court in Mannheim, Germany, and instituted related proceedings in Germany, for infringement of two European Union patents related to computer-aided design. HP sought damages, an injunction and costs. Trial took place in November 2004, and the court dismissed HP's action based on a determination of Intergraph's noninfringement on January 7, 2005. On April 19, 2004, HP sued Z/I Imaging, a subsidiary of Intergraph Corporation, and Intergraph Corporation, in United States District Court for the District of Delaware, accusing Z/I Imaging of infringement of two patents related to image scanning technology. Also on April 19, 2004, HP sued Intergraph Corporation in United States District Court for the Eastern District of Texas for infringement of one patent relating to computer-aided design. In both cases, HP sought damages, an injunction, prejudgment interest, costs and attorneys' fees. All of the foregoing litigation has been resolved in connection with the settlement agreement discussed above.

        Stevens v. HP (renamed as Erickson v. HP) was an unfair business practices consumer class action filed in the Superior Court of California in Riverside County on July 31, 2000, which alleged various violations of California state law, including unfair competition, fraud and negligent misrepresentation. Consumer class action lawsuits were filed, in coordination with the original plaintiffs, in 33 additional jurisdictions, which alleged similar claims based on the same set of facts. The various plaintiffs throughout the country claimed to have purchased different models of HP inkjet printers. The basic factual allegation of these actions was that affected consumers who purchased HP printers received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claimed that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive "full" cartridges. These actions sought injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. In the initial California matter, Erickson v. HP, the court granted summary judgment in HP's favor and denied class certification. In October of 2003, the California appellate court tentatively affirmed the lower court's decisions; plaintiffs dismissed the appeal prior to the time the appellate court could enter its ruling. The matter was certified as a class action in North Carolina state court, where it was filed as Hughes v. Hewlett-Packard Company. HP prevailed at the trial of this case, which concluded in September 2003. Pursuant to a dismissal agreement signed by HP and plaintiffs' counsel in each jurisdiction, all remaining actions have been dismissed.

        Canada Dispute. The Government of Canada conducted cost audits of certain contracts between Public Works and Government Services Canada ("PWGSC") and each of Compaq Canada Corp. and Hewlett-Packard (Canada) Co. relating to services provided to the Canadian Department of National Defence ("DND"). Compaq Canada Corp. was combined with Hewlett-Packard (Canada) Co. following HP's acquisition of Compaq. HP cooperated fully with the audit and conducted its own inquiry, sharing the results of its investigation with PWGSC and DND. On May 14, 2004, HP announced that it had resolved the dispute with the Government of Canada. HP Canada agreed to reimburse the Government of Canada the sum of CDN$146 million (approximately US$105 million), an amount determined by both parties to be appropriate upon investigation. HP recorded $70 million in the second quarter of fiscal 2004 and recorded $35 million in the prior fiscal year. HP determined that it was important for HP to honor its contractual obligations, rather than engage in protracted litigation with the Government of Canada, despite the lack of evidence that HP employees derived any improper benefit from the complex scheme designed to exploit both parties. HP has entered into agreements to recover a portion of these funds from certain responsible individuals and continues to consider further proceedings against others to recover additional funds.

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

        The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the "WEEE Legislation"). Producers are financially responsible for implementing these responsibilities under the WEEE Legislation if they are participating in the market in August 2005; however, at least one member state has announced that it will defer this implementation date until January 2006. HP is continuing to evaluate the impact, if any, of the WEEE Legislation as member states continue to issue their implementation guidance. Further, both the FASB and the International Accounting Standards Board have indicated that they expect to issue specific accounting guidance related to the WEEE Legislation.

Note 14: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, solutions and services to individual consumers and businesses. HP's offerings span IT infrastructure and storage, personal computing and other access devices, multi-vendor services including maintenance, consulting and integration and outsourcing, and imaging and printing.

        HP's operations are organized into seven business segments: Personal Systems Group ("PSG"), Imaging and Printing Group ("IPG"), Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Financial Services ("HPFS"), Software and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the Consolidated Condensed Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. In the first quarter of fiscal 2005, HP combined the Imaging and Printing Group and the Personal Systems Group into one organization known as the Imaging and Personal Systems Group ("IPSG"). In addition, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). In order to provide a supplementary view of HP's business, aggregated financial data for the segments comprising IPSG and TSG is presented herein.

        Segment operating results for the three and six months ended April 30, 2004 have been restated to conform to certain minor fiscal 2005 organizational realignments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

        Imaging and Personal Systems Group. Each of the business segments within IPSG is described in detail below.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and small and medium business customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP business desktops and the HP Compaq business series, Evo notebook PCs and HP Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs. Workstations are individual computing products designed for users demanding enhanced performance programs, such as computer animation, engineering design and other programs requiring high resolution graphics. Workstations are provided for UNIX®(1), Windows®(2) and Linux-based systems. Handheld computing devices include converged devices that have voice recognition capabilities and the iPAQ series of products ranging from entry-level devices primarily used as organizers to advanced devices with biometric security and wireless capability, that run on Windows® Mobile software. Digital entertainment products include the Apple iPod®(3)from HP, plasma and LCD flat panel televisions, the HP Digital Entertainment Center, DVD and RW drives, CD writers and DVD writers.

(1)
UNIX® is a registered trademark of The Open Group.
(2)
Windows® is a registered trademark of Microsoft Corporation.
(3)
iPod® is a registered trademark of Apple Computer, Inc.

        Technology Solutions Group. Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on HP-UX, Itanium®(4)-based Integrity servers running on HP-UX, Windows® and Linux and the HP AlphaServer product line running on both Tru64 UNIX® and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products for business critical solutions. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows, Linux and Novell operating systems, and HP's BladeSystem family of blade servers. HP's StorageWorks offerings include storage area networks (SANs), network attached storage, storage management software, as well as tape drives, tape libraries and optical archival storage.

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

  Segment Data

        The results of the business segments are derived directly from HP's internal management reporting system. The accounting policies used to derive business segment results are substantially the same as those used by the consolidated company. Management measures the performance of each business segment based on several metrics, including earnings from operations. These results are used, in part, to evaluate the performance of, and to assign resources to, each of the business segments. Certain operating expenses, which HP manages separately at the corporate level, are not allocated to the business segments. These unallocated costs include primarily amortization of purchased intangible assets, certain acquisition-related charges and charges for purchased in-process research and development as well as certain corporate governance costs.

        Restructuring charges and any associated adjustments thereto related to restructuring actions initiated prior to fiscal 2004 are not allocated to the business segments. For the three and six months ended April 30, 2005, workforce rebalancing charges have been included in business segment results. Beginning with the third quarter of fiscal 2005, workforce rebalancing charges, which include involuntary workforce reductions and voluntary severance incentives, will not be included in the business segment results.

        Selected operating results information for each business segment was as follows:

	Three months ended April 30
	Total Net Revenue		Earnings (Loss) from Operations
	2005	2004	2005	2004
	In millions
Imaging and Printing Group	$6,390	$6,098	$814	$952
Personal Systems Group	6,369	5,991	147	44

Imaging and Personal Systems Group	12,759	12,089	961	996

Enterprise Storage and Servers	4,184	3,961	184	119
HP Services	3,984	3,508	292	332
Software	277	225	(6)	(52)

Technology Solutions Group	8,445	7,694	470	399

HP Financial Services	544	469	58	35
Corporate Investments	123	114	(51)	(48)

Segment total	$21,871	$20,366	$1,438	$1,382

	Six months ended April 30
	Total Net Revenue		Earnings (Loss) from Operations
	2005	2004	2005	2004
	In millions
Imaging and Printing Group	$12,457	$12,008	$1,746	$1,919
Personal Systems Group	13,242	12,178	294	105

Imaging and Personal Systems Group	25,699	24,186	2,040	2,024

Enterprise Storage and Servers	8,231	7,661	255	272
HP Services	7,799	6,684	573	593
Software	517	428	(46)	(101)

Technology Solutions Group	16,547	14,773	782	764

HP Financial Services	1,099	910	103	64
Corporate Investments	238	217	(102)	(84)

Segment total	$43,583	$40,086	$2,823	$2,768

        The reconciliation of segment operating results information to HP consolidated totals is as follows:

	Three months ended April 30		Six months ended April 30
	2005	2004	2005	2004
	In millions
Net revenue:
Total segments	$21,871	$20,366	$43,583	$40,086
Elimination of intersegment net revenue and other	(301)	(253)	(559)	(459)

Total HP consolidated net revenue	$21,570	$20,113	$43,024	$39,627

Earnings before taxes:
Total segment earnings from operations	$1,438	$1,382	$2,823	$2,768
Corporate and unallocated costs, and eliminations	(120)	(40)	(170)	(70)
Amortization of purchased intangible assets	(151)	(148)	(318)	(292)
Restructuring charges	(4)	(38)	(7)	(92)
Acquisition-related charges	—	(9)	—	(24)
In-process research and development charge	—	(9)	—	(9)
Interest and other, net	(87)	2	(62)	13
Gains (losses) on investments and other, net	3	(5)	(21)	4
Dispute settlement	—	(70)	(116)	(70)

Total HP consolidated	$1,079	$1,065	$2,129	$2,228

  Net revenue by segment and business unit

	Three months ended April 30		Six months ended April 30
	2005	2004	2005	2004
	In millions
Net revenue:
Commercial hardware	$1,723	$1,591	$3,334	$3,138
Consumer hardware	1,019	986	2,133	2,262
Supplies	3,590	3,451	6,862	6,477
Other	58	70	128	131

Imaging and Printing Group	6,390	6,098	12,457	12,008

Desktops	3,520	3,468	7,322	6,984
Notebooks	2,212	2,011	4,550	4,153
Workstations	327	262	612	497
Handhelds	189	191	479	444
Other	121	59	279	100

Personal Systems Group	6,369	5,991	13,242	12,178

Imaging and Personal Systems Group	12,759	12,089	25,699	24,186

Business critical systems	991	972	1,890	1,887
Industry standard servers	2,368	2,107	4,696	4,066
Storage	825	882	1,645	1,709
Other	—	—	—	(1)

Enterprise Storage and Services	4,184	3,961	8,231	7,661

Technology services	2,464	2,219	4,853	4,309
Managed services	771	609	1,525	1,133
Consulting and integration	749	681	1,421	1,241
Other	—	(1)	—	1

HP Services	3,984	3,508	7,799	6,684

OpenView	183	135	337	268
OpenCall & other	94	90	180	160

Software	277	225	517	428

Technology Solutions Group	8,445	7,694	16,547	14,773

HP Financial Services	544	469	1,099	910
Corporate Investments	123	114	238	217

Total segments	21,871	20,366	43,583	40,086

Eliminations of intersegment net revenue and other	(301)	(253)	(559)	(459)

Total HP consolidated	$21,570	$20,113	$43,024	$39,627

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

OVERVIEW

        We are a leading global technology company and generate net revenue and earn our profits from the sale of products, technologies, solutions and services to consumers, businesses and governments. Our portfolio is broad and includes personal computers, handheld computing devices, home and business imaging and printing devices, publishing systems, storage and servers, a wide array of information technology ("IT") services and software solutions. We have seven business segments: the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), Enterprise Storage & Servers ("ESS"), HP Services ("HPS"), HP Financial Services ("HPFS"), Software and Corporate Investments. In the first quarter of fiscal 2005, we combined the Imaging and Printing Group and the Personal Systems Group into one organization known as the Imaging and Personal Systems Group ("IPSG"). In addition, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). While TSG and IPSG are not operating segments, we sometimes provide financial data aggregating the segments within IPSG and TSG in order to provide a supplementary view of our business.

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

        Another trend significant to our business and financial results is the shift toward standardized products, which presents revenue opportunities for certain of our businesses but presents an ongoing challenge to our margins. To help address the potential margin impact of standardization, we take ongoing actions related to both revenue generation and cost structure management. In the sales and marketing area, we have programs designed to improve the rates at which we sell higher-margin configurations or options. We also continue to focus on managing procurement and labor expenses. Key to our overall efforts in delivering superior products while maintaining a world-class cost structure is the increasingly global nature of technology expertise. This trend is allowing us to develop a global delivery structure to take advantage of regions where advanced technical expertise is available at lower costs. As part of this effort, we continually evaluate our workforce and make adjustments we deem appropriate. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift to global delivery is crucial to maintaining a long-term competitive cost structure.

        Our second quarter and year-to-date fiscal 2005 key financial metrics are as follows:

		IPSG			TSG
	HP Consolidated
		IPG	PSG	Total	ESS	HPS	Software	Total	HPFS
	In millions, except per share amounts
Three Months Ended April 30
Net revenue	$21,570	$6,390	$6,369	$12,759	$4,184	$3,984	$277	$8,445	$544
Year over year net revenue % increase	7%	5%	6%	6%	6%	14%	23%	10%	16%
Earnings (loss) from operations	$1,163	$814	$147	$961	$184	$292	$(6)	$470	$58
Earnings (loss) from operations as a % of net revenue	5.4%	12.7%	2.3%	7.5%	4.4%	7.3%	(2.2)%	5.6%	10.7%
Net earnings	$966
Net earnings per share
Basic	$0.33
Diluted	$0.33
Six Months Ended April 30
Net revenue	$43,024	$12,457	$13,242	$25,699	$8,231	$7,799	$517	$16,547	$1,099
Year over year net revenue % increase	9%	4%	9%	6%	7%	17%	21%	12%	21%
Earnings (loss) from operations	$2,328	$1,746	$294	$2,040	$255	$573	$(46)	$782	$103
Earnings (loss) from operations as a % of net revenue	5.4%	14.0%	2.2%	7.9%	3.1%	7.3%	(8.9)%	4.7%	9.4%
Net earnings	$1,909
Net earnings per share
Basic	$0.66
Diluted	$0.65

        Cash and cash equivalents at April 30, 2005 totaled $14.4 billion, an increase of $1.7 billion from the October 31, 2004 ending balance of $12.7 billion. The increase for the first six months of fiscal 2005 was related primarily to net cash provided by operating activities and the issuance of common stock under employee plans, offset in part by cash used for repurchases of common stock, capital expenditures for property, plant and equipment and cash used for dividend payments and acquisitions.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the six months ended April 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

The Jobs Act

        We continue to evaluate whether we will repatriate foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act"). Up to $14.5 billion is being considered for possible repatriation. Our estimate of the range of tax expense we would accrue on a maximum repatriation eligible for the temporary deduction is between $775 million and $875 million. This range is below the previously estimated range of $850 million to $925 million because of favorable IRS guidance released in May 2005 and a reduction in our estimate of our state tax expense on repatriation. The amount of additional tax expense accrued would be reduced if some part of the eligible dividend was attributable to foreign earnings on which a deferred tax liability had been previously accrued. We expect to make a repatriation determination during our third fiscal quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. Under the current rules, HP will be required to adopt SFAS 123R in the first quarter of fiscal 2006, beginning November 1, 2005.

        Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. HP must determine the appropriate fair value model to be used for valuing share-based payments to employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retrospective adoption options. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Additionally, SFAS 123R clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. HP is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on November 1, 2005 will have a material impact on HP's consolidated results of operations and earnings per share. HP has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. HP is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by HP in the first quarter of fiscal 2007. HP is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

        See Note 1 of the Consolidated Condensed Financial Statements for a description of other recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2005		2004(2)		2005		2004(2)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$21,570	100.0%	$20,113	100.0%	$43,024	100.0%	$39,627	100.0%
Cost of sales(1)	16,429	76.2	15,182	75.5	32,966	76.6	29,873	75.4

Gross margin	5,141	23.8	4,931	24.5	10,058	23.4	9,754	24.6
Research and development	890	4.1	924	4.6	1,768	4.1	1,813	4.6
Selling, general and administrative	2,933	13.6	2,665	13.3	5,637	13.2	5,243	13.2
Amortization of purchased intangible assets	151	0.7	148	0.7	318	0.7	292	0.7
Restructuring charges	4	—	38	0.2	7	—	92	0.2
Acquisition-related charges	—	—	9	—	—	—	24	0.1
In-process research and development charges	—	—	9	—	—	—	9	—

Earnings from operations	1,163	5.4	1,138	5.7	2,328	5.4	2,281	5.8
Interest and other, net	(87)	(0.4)	2	—	(62)	(0.1)	13	—
Gains (losses) on investments and other, net	3	—	(5)	—	(21)	(0.1)	4	—
Dispute settlement	—	—	(70)	(0.4)	(116)	(0.3)	(70)	(0.2)

Earnings before taxes	1,079	5.0	1,065	5.3	2,129	4.9	2,228	5.6
Provision for taxes	113	0.5	181	0.9	220	0.5	408	1.0

Net earnings	$966	4.5	$884	4.4	$1,909	4.4	$1,820	4.6

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Net Revenue

        The components of weighted average net revenue growth were as follows:

	Three months ended April 30, 2005	Six months ended April 30, 2005
	Percentage Points
HP Services	2.4	2.8
Personal Systems Group	1.9	2.7
Imaging and Printing Group	1.5	1.1
Enterprise Storage and Servers	1.1	1.4
HP Financial Services	0.4	0.5
Software	0.3	0.2
Corporate Investments/Other	(0.4)	(0.1)

Total HP	7.2	8.6

        For the three months ended April 30, 2005, net revenue increased 7% from the prior-year comparable period (4% on a constant currency basis). U.S. net revenue was $7.4 billion for the second quarter of fiscal 2005, representing 3% growth compared to the prior-year period. International net revenue increased 10% to $14.2 billion compared to the prior-year period. For the first six months of fiscal 2005, net revenue increased 9% from the prior-year comparable period (5% on a constant currency basis). The favorable currency impact for both periods was due primarily to the weakening of the dollar against the euro. U.S. net revenue increased 3% to $14.7 billion for the first six months of fiscal 2005, as compared to the prior-year period, while international revenue increased 11% to $28.3 billion.

        HPS achieved net revenue growth across all businesses in the second quarter and first six months of fiscal 2005. The growth in technology services for both periods was the result of momentum in our solutions business, acquisitions and currency impacts. Net revenue in managed services grew in all regions for both periods and was the result of acquisitions, new deals and currency impacts and, to a lesser degree, the impact of increased sales on our large deal installed base. Consulting and integration achieved net revenue growth for both periods due to the impact of acquisitions and currency, while in the second quarter of fiscal 2005, strong order growth in Europe, the Middle East and Africa ("EMEA") and the Asia Pacific regions also contributed to the revenue growth.

        For the three months ended April 30, 2005, PSG net revenue increased across all regions as a result of a volume increase of 12%, with particularly strong shipment growth of 29% in Asia Pacific. The volume increase was driven by strong growth in consumer and commercial clients and Intel-based personal workstations. Declines in average selling prices ("ASPs") for consumer and commercial clients moderated the PSG net revenue growth for the second quarter of fiscal 2005. For the six months ended April 30, 2005, PSG experienced net revenue growth across all businesses, with increased volumes driving good performance in the consumer and commercial clients. In addition, digital entertainment products added to the growth in net revenue.

        The IPG net revenue increase for the second quarter and first six months of fiscal 2005 was driven by higher shipment volumes, due primarily to the strong performance of color-related products. For the three and six months ended April 30, 2005, ESS net revenue increased due to unit shipments of the industry standard ProLiant server line. Net revenue declines in storage, due to slowed business momentum and weakness in anticipation of new product introductions, moderated the overall ESS segment net revenue increase for both periods. For the second quarter, net revenue in business critical systems increased by 2% while remaining flat for the six months ended April 30, 2005. For the three and six months ended April 30, 2005, HPFS net revenue increased 16% and 21%, respectively, due primarily to a significant increase in operating leases. Net revenue growth in Software in the second quarter and first six months of fiscal 2005 was 23% and 21%, respectively, and was generated by growth in our OpenView product line.

Workforce Rebalancing

        As part of our ongoing cost structure evaluation, our various business segments routinely review the size of their workforces and make adjustments they deem appropriate. As a result, we generally incur severance and related expenses consisting of voluntary severance incentive costs and involuntary workforce reduction costs. Total workforce rebalancing charges amounted to $177 million for the second quarter, of which $98 million was recorded to cost of sales, $23 million was recorded to research and development expense and the remaining $56 million was recorded to selling and general administrative expense. Workforce rebalancing charges for the six months ended April 30, 2005 totaled $236 million, of which $121 million was recorded to cost of sales, $51 million was recorded to research and development expense and the remaining $64 million was recorded to selling and general administrative expense. As a result of these actions, we expect to reduce headcount by approximately 3,000 employees, of which approximately 1,600 have been terminated as of April 30, 2005. The remaining employees are expected to exit by the end of fiscal 2005. As of April 30, 2005, approximately $81 million had been paid and the remainder is expected to be paid by the end of fiscal 2005. For the three and six months ended April 30, 2005, workforce rebalancing charges are included in the business segment results. Beginning with the third quarter of fiscal 2005, workforce rebalancing charges, which include involuntary workforce reductions and voluntary severance incentives, will not be included in the business segment results.

Gross Margin

        The weighted average components of the change in gross margin as a percentage of net revenue were as follows:

	Three months ended April 30, 2005	Six months ended April 30, 2005
	Percentage Points
Imaging and Printing Group	(0.8)	(0.7)
HP Services	(0.5)	(0.5)
Enterprise Storage and Servers	(0.2)	(0.6)
HP Financial Services	0.1	—
Software	0.2	0.1
Personal Systems Group	0.7	0.4
Corporate Investments/Other	(0.2)	0.1

Total HP	(0.7)	(1.2)

        Total company gross margin declined for both the second quarter and first six months of fiscal 2005, as compared to the same periods in the prior year. For the six months ended April 30, 2005, the gross margin decline in IPG was the result primarily of aggressive pricing actions and unfavorable mix shifts to lower-margin products in supplies and consumer hardware. The second quarter decline in IPG gross margin was also the result of voluntary severance incentive charges. The gross margin decline in HPS for both periods reflects primarily pricing pressures and portfolio shifts within technology services, the growing mix of managed services, the absorption of workforce reduction costs and acquisition impacts. For the second quarter and first six months of fiscal 2005, as compared to the same period in the prior year, the gross margin decline in ESS was the result of competitive pressures in industry standard servers and storage and the mix shift to lower-margin products within business critical systems as Integrity products assumed a greater percentage of business critical systems revenue. Gross margins in HPFS for both periods experienced little change. Favorable mix shifts to higher-margin businesses improved Software gross margins for both the second quarter and first six months of fiscal 2005. For the second quarter and first six months of fiscal 2005, the gross margin improvement in PSG resulted from component cost declines, improving option attach rates, which carry higher gross margins and reduced warranty expenses.

Operating Expenses

  Research and Development

        For the three months ended April 30, 2005, research and development expense as a percentage of net revenue declined from the same period in the prior year. Each of our major segments experienced a year-over-year decline or little or no change in research and development expense as a percentage of revenue as we continued to manage our costs effectively. PSG experienced a small increase in research and development expense due to actions related to our digital entertainment offerings. ESS produced a significant decline in research and development expense as the benefits of the first quarter fiscal 2005 workforce reductions actions began to take effect. In IPG, the impact of voluntary severance incentive charges was offset by expense cuts and controls. For the six months ended April 30, 2005, total company research and development spending decreased as a percentage of net revenue from the same period in the prior year due in part to revenue growth for the year-to-date period and continued cost controls. As a percentage of revenue, each of our segments experienced a decrease in research and development expense. Such decreases resulted in part from continued cost controls, including workforce reduction actions in ESS, the consolidation of certain IPG work to a central location and lower program spending across HP. In IPG, cost savings through worksite consolidation in the first quarter, and second quarter expense cuts and controls, slightly offset increased costs as a result of voluntary severance incentives that took place in the second quarter.

  Selling, General and Administrative

        Selling, general and administrative expense increased slightly as a percentage of net revenue in the second quarter of fiscal 2005 from the prior-year period, while, for the first six months of fiscal 2005, it remained unchanged as a percentage of net revenue from the prior-year period. For the second quarter, the increase in spending was due mostly to the unfavorable impact of currency, primarily from the weakening of the dollar against the euro, workforce reductions and voluntary severance incentive charges, certain integration costs and executive transition costs. For the first six months of fiscal 2005, each of our major segments experienced a decline or only a minor increase in expenses as a percentage of net revenue for the period.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three months ended April 30, 2005, as compared to the same period in the prior year, was due to the amortization of intangible assets related to the acquisition of Triaton Gmbh, Triaton France SAS and Triaton N.A., Inc. (USA) (collectively "Triaton") in April 2004 and U.K.-based Synstar plc ("Synstar") in October 2004. The increase was partially offset by the decrease from the prior year of the amortization of intangible assets for the Compaq acquisition due to certain elements reaching the end of their amortization period.

  Restructuring Charges

        Restructuring plans implemented during fiscal 2001, 2002 and 2003 have remaining liabilities, and, accordingly, revisions to the estimated liabilities are recognized in earnings in the period of revision. Restructuring charges, net of reductions, for the three and six months ended April 30, 2005 were $4 million and $7 million, respectively, compared to $38 million and $92 million in the three and six months ended fiscal 2004, respectively. The charges for the three and six months ended fiscal 2005 and 2004 are related primarily to estimate revisions for the 2003 and 2002 plans. During the first quarter of fiscal 2005, the previously estimated headcount amount of 8,600 employees for the fiscal 2003 restructuring plan was reduced by 200 employees to 8,400 employees. As of April 30, 2005, substantially all of the employees had been terminated, had been placed in workforce reduction programs or had retired. HP expects to pay out the majority of the remaining severance and other employee benefits during fiscal 2005, with the payments under phased retirement plans required in certain international locations continuing through fiscal 2010. HP anticipates the remaining costs of vacating duplicative facilities and contract terminations to be substantially settled by the end of fiscal 2005. On a forward-looking basis, we expect an impact of approximately $100 million in restructuring charges for the three months ended July 31, 2005.

Interest and Other, Net

        The decrease in interest and other, net in the second quarter and first six months of fiscal 2005 was attributable primarily to a charge of $101 million for estimated taxes and related interest associated with a pre-acquisition Compaq sales and use tax audit for the years 1998-2002.

Dispute Settlement

        During the first six months of fiscal 2005, we reached a legal settlement of $141 million in our patent infringement case with Intergraph Hardware Technologies Company ("Intergraph"). We recorded a charge of $116 million related to the cross-license agreement for products shipped in prior years. For the same period in the prior year, we recorded $70 million in settlement costs from a dispute with the Government of Canada related to cost audits of certain contracts. See Note 13 of the Consolidated Condensed Financial Statements for a full description of these matters.

Provision for Taxes

        Our effective tax rates were 10.5% and 17.0% for the three months ended April 30, 2005 and 2004, respectively, and 10.3% and 18.3% for the six months ended April 30, 2005 and April 30, 2004, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

        Other income tax adjustments of $106 million and $160 million, further reduced the effective tax rate for the three and six months, respectively, ended April 30, 2005. Of the $106 million, $63 million represents the net adjustment to deferred taxes related to intercompany product transfers. The remaining $43 million represents net favorable adjustments, related primarily to the net favorable resolution of foreign tax matters. For the six months ended April 30, 2005, the $160 million benefit included the $63 million deferred tax adjustment in the second fiscal quarter and $105 million resulting from an agreement with the Internal Revenue Service ("IRS") in the first fiscal quarter, which reduced accruals of U.S. taxes on earnings outside the U.S. These adjustments were offset in part by other net unfavorable income tax adjustments totaling $8 million.

        Also benefiting the effective tax rates for the three and six months ended April 30, 2005 were certain pre-tax charges of $101 million and $217 million, respectively. The $101 million pre-tax charge for the three months ended April 30, 2005 consisted of our estimate of taxes and interest associated with a pre-acquisition Compaq sales and use tax audits for the years 1998-2002. The $217 million of pre-tax charges for the six months ended April 30, 2005 also included the $116 million pre-tax charge recorded in the first quarter of fiscal 2005 associated with the dispute settlement with Intergraph. As both items are deductible from U.S. taxable income at the statutory rate of 35%, the effective tax rates for the three and six months ended April 30, 2005 were reduced by an additional 2.1 percentage points and 2.3 percentage points, respectively.

Segment Information

        A description of the products and services for each segment can be found in Note 14 to the Consolidated Condensed Financial Statements. We have restated segment financial data for the three and six months ended April 30, 2004 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2005. We have presented the business segments in this Quarterly Report on Form 10-Q based on our management organizational structure as of April 30, 2005 and the distinct nature of our various businesses. Future changes to this organizational structure may result in changes to the business segments disclosed.

Imaging and Personal Systems Group

        In the first quarter of fiscal 2005, we combined the Imaging and Printing Group and the Personal Systems Group into one organization known as the Imaging and Personal Systems Group ("IPSG"). Each of the business segments of IPSG is described in more detail below.

Imaging and Printing Group

	Three months ended April 30
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$6,390	$6,098	4.8%
Earnings from operations	$814	$952	(14.5)%
Earnings from operations as a % of net revenue	12.7%	15.6%
	Six months ended April 30
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$12,457	$12,008	3.7%
Earnings from operations	$1,746	$1,919	(9.0)%
Earnings from operations as a % of net revenue	14.0%	16.0%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended April 30, 2005	Six months ended April 30, 2005
	Percentage Points
Supplies	2.3	3.2
Commercial hardware	2.2	1.6
Consumer hardware	0.5	(1.1)
Other	(0.2)	—

Total IPG	4.8	3.7

        On a constant currency basis, IPG's net revenue increased 2% for the second quarter and remained flat for the first six months of fiscal 2005 compared to the same periods in fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen. For the three and six month periods ended April 30, 2005, the growth in printer supplies net revenue reflected higher shipment volumes due primarily to the strong performance of color-related products. The growth in commercial hardware net revenue in the second quarter and first six months of fiscal 2005 was attributable to unit volume growth in color laser printers, multifunction printers and the digital press business. New product introductions added to the net revenue growth in multifunction printers. Competitive pricing declines among the low-end products offset some of the volume growth in the second quarter. For the first six months of fiscal 2005, consumer hardware net revenue decline was driven by decreases in ASPs due to the continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market, intense competition in both the all-in-one and single function inkjet printers and the ongoing decline in the scanner market. The increase in consumer hardware net revenue in the second quarter, fueled by strength in digital photography, demonstrated a strong recovery. The second quarter performance moderated the decline for the first three months of fiscal 2005.

        For the three months ended April 30, 2005, IPG earnings from operations as a percentage of net revenue declined by 2.9 percentage points, driven by a decline of 2.6 percentage points in gross margin and a 0.3 percentage point increase in operating expenses. The gross margin decline in imaging and printing was attributable to voluntary severance incentive charges of $31 million, an aggressive pricing environment and a low-end mix shift in consumer hardware, along with a mix shift to lower-margin products in supplies. Operating expense as a percentage of net revenue increased slightly due primarily to voluntary severance incentive charges of $40 million. For the six months ended April 30, 2005, IPG earnings from operations as a percentage of net revenue declined by 2.0 percentage points, driven by a 1.9 percentage point decline in gross margin and a 0.1 percentage point increase in operating expenses. The gross margin decline was attributable to voluntary severance incentive charges, an aggressive pricing environment and a low-end mix shift in consumer hardware, along with a mix shift to lower margin products in supplies. Operating expense, as a percentage of net revenue, remained relatively flat year-over-year, with a slight increase due to voluntary severance incentive charges.

Personal Systems Group

	Three months ended April 30
	2005	2004	% Increase
	In millions
Net revenue	$6,369	$5,991	6.3%
Earnings from operations	$147	$44	234.1%
Earnings from operations as a % of net revenue	2.3%	0.7%
	Six months ended April 30
	2005	2004	% Increase
	In millions
Net revenue	$13,242	$12,178	8.7%
Earnings from operations	$294	$105	180.0%
Earnings from operations as a % of net revenue	2.2%	0.9%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended April 30, 2005	Six months ended April 30, 2005
	Percentage Points
Notebook PCs	3.4	3.2
Workstations	1.1	0.9
Desktop PCs	0.9	2.7
Handhelds	—	0.3
Other	0.9	1.6

Total PSG	6.3	8.7

        On a constant currency basis, PSG's net revenue increased 3% for the second quarter and also increased 5% for the first six months ended April 30, 2005, compared to the same periods in the prior year. The favorable currency impact for both periods was due primarily to the weakening of the dollar against the euro. For the three months ended April 30, 2005, net revenue increased across all regions as a result of a volume increase of 12%, with particularly strong shipment growth of 29% in Asia Pacific. These increases were driven by strong growth in consumer and commercial clients and particularly by Intel-based personal workstations within commercial clients. The performance of digital entertainment products, such as the Apple iPod from HP®, entertainment notebooks and converged devices, added to the growth in net revenue for both periods. The PSG volume increase was moderated by a decline of 6% in ASPs, with commercial clients, which include workstations, and consumer clients experiencing declines of 5% and 11%, respectively, for the three months ended April 30, 2005. For the six months ended April 30, 2005, volume increased 12% from the prior-year period, while ASPs for commercial clients and consumer clients declined 3% and 9%, respectively. The decline in ASPs was due mainly to changes in the notebook product line-up that leveraged declines in component costs. For the second quarter, net revenue increases in desktop and notebook PCs were 1% and 10%, respectively, while commercial clients and consumer clients net revenue increased 3% and 10%, respectively, from the prior-year period. For the first six months of fiscal 2005, net revenue increases in desktop and notebook PCs were 5% and 10%, respectively, while commercial clients and consumer clients net revenue increased 7% and 8%, respectively, from the prior-year period.

        PSG's earnings from operations as a percentage of net revenue increased 1.6 percentage points for the second quarter of fiscal 2005, compared to the same period in fiscal 2004. The increase is the result of a gross margin improvement, offset by a slight increase in operating expenses. The gross margin improvement was due primarily to component cost declines, improving option attach rates that carry higher gross margins, reduced warranty expenses and favorable currency impacts. The operating expense increase for the period was the result of growth in investments in Asia Pacific and emerging products. For the first six months of fiscal 2005, PSG's earnings from operations as a percentage of net revenue increased 1.3 percentage points compared to the same period in fiscal 2004. The increase is the result of a gross margin improvement, due primarily to component cost declines, improving option attach rates that carry higher gross margins and reduced warranty expenses. Operating expense as a percentage of revenue was flat as a result of continued cost control measures.

Technology Solutions Group

        ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). The business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended April 30
	2005	2004	% Increase
	In millions
Net revenue	$4,184	$3,961	5.6%
Earnings from operations	$184	$119	54.6%
Earnings from operations as a % of net revenue	4.4%	3.0%
	Six months ended April 30
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$8,231	$7,661	7.4%
Earnings from operations	$255	$272	(6.3)%
Earnings from operations as a % of net revenue	3.1%	3.6%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended April 30, 2005	Six months ended April 30, 2005
	Percentage Points
Industry standard servers	6.6	8.2
Business critical systems	0.4	—
Storage	(1.4)	(0.8)

Total ESS	5.6	7.4

        On a constant currency basis, ESS net revenue increased 3% for the second quarter and also increased 4% for the first six months of fiscal 2005, compared to the same periods in fiscal 2004. The favorable currency impact for both periods was due primarily to the weakening of the dollar against the euro. For the second quarter and first six months of fiscal 2005, as compared to the prior-year periods, ESS net revenue growth was driven primarily by unit growth in our industry standard ProLiant servers of 4% and 13%, respectively. Net revenue increased in industry standard servers for the second quarter and first six months of fiscal 2005 by 12% and 16%, respectively, as a result of volume increases and improved ASPs. Business critical systems net revenue increased by 2% in the second quarter and stayed flat for the first six months of fiscal 2005, as RISC and Itanium-based servers each experienced net revenue growth in both periods. Integrity server net revenue represented 21% of the business critical servers (excluding Nonstop servers) revenue mix in the second quarter, up from 16% in the same period in fiscal 2004, as the planned decline in the AlphaServer product line continued. For the second quarter and first six months of fiscal 2005, NonStop server net revenue declined due in part to a mature installed base. For the second quarter and first six months of fiscal 2005, HP-UX server net revenue increased 9% and 6%, respectively, from the same periods in the prior year. Storage net revenue declined 6% in the second quarter and 4% for the first six months of fiscal 2005 compared to the same periods in the prior year, as business momentum slowed due in part to weakness ahead of new product introductions and slower than expected progress in sales specialist hiring. For both periods, net revenue declined in storage area networks ("SANs") and the tape and supplies businesses.

        ESS earnings from operations as a percentage of net revenue for the three months ended April 30, 2005 improved by 1.4 percentage points, reflecting a 2.0 percentage points decline in operating expense as a percentage of net revenue, offset by a 0.6 percentage point decline in gross margin. For the first six months of fiscal 2005, the 0.5 percentage points decrease in the earnings from operations ratio as a percentage of net revenue was driven primarily by a 2.9 percentage points decrease in gross margin, partially offset by a 2.4 percentage points decrease in operating expenses as a percentage of net revenue. The gross margin decline in the second quarter was the result of competitive pressures impacting both the industry standard servers and the storage businesses, a mix shift to lower-margin products within the business critical systems business as Integrity products assumed a greater percentage of business critical systems net revenue, and the continued mix shift towards industry standard servers within the segment. The decrease in operating expense as a percentage of net revenue for both periods resulted from increased revenue, coupled with a decline in operating expense spending as the benefits from our first quarter workforce reductions took effect. The expense reductions were partially offset by $24 million of workforce reduction costs recorded in the second quarter. We recorded $57 million of workforce reduction costs for the first six months of fiscal 2005. For the first six months of fiscal 2005, the gross margin decline was the result of competitive pressures impacting both the industry standard server and the storage businesses, a mix shift to lower margin products within the business critical systems business as Integrity products assumed a greater percentage of business critical systems net revenue, and the continued mix shift towards industry standard servers within the segment.

HP Services

	Three months ended April 30
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$3,984	$3,508	13.6%
Earnings from operations	$292	$332	(12.0)%
Earnings from operations as a % of net revenue	7.3%	9.5%
	Six months ended April 30
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$7,799	$6,684	16.7%
Earnings from operations	$573	$593	(3.4)%
Earnings from operations as a % of net revenue	7.3%	8.9%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended April 30, 2005	Six months ended April 30, 2005
	Percentage Points
Technology services	7.0	8.1
Managed services	4.6	5.9
Consulting and integration	2.0	2.7

Total HPS	13.6	16.7

        On a constant currency basis, HPS net revenue increased 9% for the second quarter and also increased 11% in the first six months of fiscal 2005 compared to the same periods in fiscal 2004. The favorable currency impact for both periods was due primarily to the weakening of the dollar against the euro. Excluding acquisitions made since the first quarter of fiscal 2004, HPS net revenue growth for the three and six months ended April 30, 2005 was 8% and 11%, respectively, compared to the prior-year periods. Net revenue in technology services increased 11% and 13% for the second quarter and first six months, respectively, of fiscal 2005. Excluding acquisitions made since the first quarter of fiscal 2004, technology services net revenue growth for the three and six months ended April 30, 2005, was 5% and 7%, respectively. Net revenue growth was driven by momentum in our solutions business, particularly within the business continuity and availability business (which was strong in every region), integrated support management, end-user workplace services, and imaging and printing and network services. We also benefited from strong momentum in service attachments in such periods. For the three and six months ended April 30, 2005, managed services net revenue increased 27% and 35%, respectively, from the same prior-year periods, driven by the Triaton acquisition in April 2004, new deals, favorable currency impacts and higher revenue from sales from our large deal installed base. Excluding acquisitions made since the first quarter of fiscal 2004, managed services net revenue growth was 18% for the second quarter and 25% for the first six months ended April 30, 2005 compared to the prior-year periods. Net revenue in consulting and integration increased 10% and 15% for the second quarter and first six months, respectively, ended April 30, 2005, from the prior-year periods with, our improved strategic sales focus and customer relationship management resulting in strong order growth in EMEA and Asia Pacific. For the second quarter, consulting and integration net revenue also benefited slightly from the resolution of a contract dispute. Excluding acquisitions made since the first quarter of fiscal 2004, consulting and integration net revenue growth for the three and six months ended April 30, 2005 was 7% and 12%, respectively, compared to the prior-year periods.

        HPS earnings from operations as a percentage of net revenue for the three months ended April 30, 2005 declined by 2.2 percentage points. The operating margin decline was the result of the combination of a decline in gross margin offset partially by a decrease in operating expenses as a percentage of net revenue. For the first six months of fiscal 2005, HPS earnings from operations as a percentage of net revenue declined by 1.6 percentage points. The gross margin decline in HPS for both periods reflected primarily pricing pressures and portfolio shifts within technology services, the absorption of workforce reduction costs and the impact of the Synstar acquisition. The first quarter workforce reduction cost impact to gross margin amounted to $23 million, while in the second quarter it totaled $66 million. In technology services, we continued to see our portfolio evolve from higher margin proprietary support to lower margin areas such as multi-vendor integrated support, network environmental services and print services. Portfolio evolution within technology services and the mix shift to managed services continue to pressure margins in both renewals and new business. Managed services gross margin improved in both periods due to the Triaton acquisition and certain favorable items in EMEA. Consulting and integration gross margin improved due to continued operational improvement. For both the second quarter and first six months ended April 30, 2005, efficiencies in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue despite workforce reduction costs of $3 million in the first quarter and $8 million in the second quarter of fiscal 2005.

Software

	Three months ended April 30
	2005	2004	% Increase
	In millions
Net revenue	$277	$225	23.1%
Loss from operations	$(6)	$(52)	88.5%
Loss from operations as a % of net revenue	(2.2)%	(23.1)%
	Six months ended April 30
	2005	2004	% Increase
	In millions
Net revenue	$517	$428	20.8%
Loss from operations	$(46)	$(101)	54.5%
Loss from operations as a % of net revenue	(8.9)%	(23.6)%

        On a constant currency basis, Software net revenue increased 20% for the second quarter and also increased 16% for the first six months of fiscal 2005 compared to the same periods in fiscal 2004. The favorable currency impact resulted primarily from the weakening of the dollar against the euro. Excluding acquisitions made since the first quarter of fiscal 2004, Software net revenue growth for the three and six months ended April 30, 2005, was 18% and 15%, respectively, over the prior-year periods. OpenView, our management solutions software product line, represented 21 and 16 percentage points of net revenue growth on a weighted average basis for the three and six months, respectively, ended April 30, 2005. OpenCall, our telecommunications solutions product line, represented 2 and 5 percentage points of growth on a weighted average net revenue basis for the three and six months, respectively, ended April 30, 2005. OpenView net revenue growth for the three and six months ended April 30, 2005 was the result of increases in larger contracts, an increase in licenses and market growth and the impact of acquisitions. Adjusted for currency impact, OpenCall revenue was relatively stable year-over-year.

        The operating margin improvements of 21 and 15 percentage points for the three and six months, respectively, ended April 30, 2005, as compared to the same periods in fiscal 2004, were driven primarily by a decrease in operating expense as a percentage of net revenue and an increase in gross margin. The decrease in operating expense as a percentage of net revenue for both periods was attributable to effective cost management, particularly of marketing and research and development costs. Despite the unfavorable impact of currency and integration costs, as well as a $3 million workforce reduction cost in the second quarter of fiscal 2005, costs increased more slowly than net revenue. The improvement in gross margin for both periods was driven by favorable product mix and effective cost management in support activities.

HP Financial Services

	Three months ended April 30
	2005	2004	% Increase
	In millions
Net revenue	$544	$469	16.0%
Earnings from operations	$58	$35	65.7%
Earnings from operations as a % of net revenue	10.7%	7.5%
	Six months ended April 30
	2005	2004	% Increase
	In millions
Net revenue	$1,099	$910	20.8%
Earnings from operations	$103	$64	60.9%
Earnings from operations as a % of net revenue	9.4%	7.0%

        For the three and six months ended April 30, 2005, the increase in HPFS net revenue from the prior-year periods was the result primarily of a significant increase in operating leases and higher levels of used equipment sales and other end of lease revenue.

        For the three months ended April 30, 2005, the 3.2 percentage point increase in earnings from operations as a percentage of net revenue consisted of a 3.3 percentage point increase in gross margin, offset partially by a 0.1 percentage point increase in operating expense. For the six months ended April 30, 2005, the 2.4 percentage point increase in earnings from operations as a percentage of net revenue consisted of a 1.1 percentage point increase in gross margin and a 1.3 percentage point decline in operating expense. The gross margin increase for both periods resulted primarily from lower bad debt expense, partially offset by a higher mix of lower margin operating lease assets. The decrease in bad debt expense resulted from the release of $16 million of reserves related to aged receivables in EMEA, which have since been collected, as well as recoveries from accounts in Latin America previously written-off. The decline in operating expenses as a percentage of net revenue for the first six months of fiscal 2005 was driven by a higher growth in revenue than operating expenses.

Financing Originations

	Three months ended April 30		Six months ended April 30
	2005	2004	2005	2004
	In millions
Total financing originations	$1,043	$1,001	$2,119	$1,860

        New financing originations including intercompany activity, increased 4% and 14% for the three and six months respectively, ended April 30, 2005, compared to the same periods in fiscal 2004. The increase in both periods resulted from improved integration and engagement with HP's sales and marketing efforts.

Portfolio Assets and Ratios

        HPFS maintains a strategy to generate a competitive return on equity by effectively leveraging its portfolio against the risks associated with interest rates and credit. The HPFS business model is asset-intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from HP's internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by the consolidated company. However, certain intercompany loans and accounts that are reflected in the segment balances are eliminated in HP's Consolidated Condensed Financial Statements. The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2005		October 31, 2004
	In millions
Portfolio assets(1)	$7,277		$7,380

Allowance for doubtful accounts	157		213
Operating lease equipment reserve	61		51

Total reserves	218		264

Net portfolio assets	$7,059		$7,116

Reserve coverage	3.0%		3.6%
Debt to equity ratio(2)	5.2	x	5.1	x

(1)
Portfolio assets include financing receivables of $5.1 billon at April 30, 2005 and $5.3 billion at October 31, 2004 and net equipment under operating leases of $1.4 billion at both April 30, 2005 and October 31, 2004, as disclosed in Note 7 of the Consolidated Condensed Financial Statements. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $400 million at both April 30, 2005 and October 31, 2004 and intercompany leases of approximately $400 million at April 30, 2005 and $300 million at October 31, 2004, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at April 30, 2005 decreased 1% from October 31, 2004. The decrease resulted primarily from collections of billed receivables, offset partially by higher financing originations. The overall percentage of portfolio assets reserved decreased due primarily to the write-off of assets covered by specific reserves and the release of $16 million of reserves for aged receivables in EMEA, which have since been collected.

        HPFS funds its operations mainly through a combination of intercompany debt and equity. The increase in the debt to equity ratio reflects a planned increase in portfolio leverage.

Roll-forward of Reserves:

	October 31, 2004	Additions to allowance	Deductions, net of recoveries	April 30, 2005
	In millions
Allowance for doubtful accounts	$213	$19	$(75)	$157
Operating lease equipment reserve	51	5	5	61

Total reserves	$264	$24	$(70)	$218

Corporate Investments

	Three months ended April 30
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$123	$114	7.9%
Loss from operations	$(51)	$(48)	(6.3)%
Loss from operations as a % of net revenue	(41.5)%	(42.1)%
	Six months ended April 30
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$238	$217	9.7%
Loss from operations	$(102)	$(84)	(21.4)%
Loss from operations as a % of net revenue	(42.9)%	(38.7)%

        For the three and six months ended April 30, 2005, the majority of the net revenue in Corporate Investments related to network infrastructure products, which grew 9% and 12%, respectively, compared to the same periods in fiscal 2004, as a result of continued product enhancements, particularly in gigabit Ethernet switch products.

        Expenses related to corporate development, global alliances and HP Labs increased 8% for the second quarter and also increased 11% for first six months of fiscal 2005 compared to the same periods in fiscal 2004. The increase was the result of higher spending on strategic initiatives and incubation programs for the three and six months ended April 30, 2005. These expenses contributed to the majority of the loss from operations but were offset in part by operating profit from network infrastructure product sales. The increases in the operating loss for the three and six months ended April 30, 2005 were due to an increase in operating expense levels, offset by a slight improvement in the gross margin. The slight improvement in gross margin was due primarily to favorable discounting and product mix effects related to the network infrastructure products. Operating expense levels increased due primarily to headcount growth in research and development and sales and marketing.

LIQUIDITY AND CAPITAL RESOURCES

The Jobs Act

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for the United States federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the United States.

        The Jobs Act, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings that qualify for the temporary deduction is $14.5 billion. For HP, the one-year period during which the qualifying distributions can be made is fiscal 2005.

        We continue to evaluate whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act. Up to $14.5 billion is being considered for possible repatriation. Our estimate of the range of tax expense that we would accrue on a maximum repatriation eligible for the temporary deduction is between $775 million and $875 million. This range is below the previously estimated range of $850 million and $925 million because of favorable IRS guidance released in May 2005 and a reduction in our estimate of state tax expense on a repatriation. The amount of additional tax expense accrued would be reduced if some part of the eligible dividend was attributable to foreign earnings on which a deferred tax liability had been previously accrued. We expect to make our repatriation determination during our third fiscal quarter in 2005.

        Foreign earnings repatriated under the Jobs Act would increase liquidity in the United States, with a corresponding reduction in liquidity at HP's foreign subsidiaries. Some foreign subsidiaries may be required to borrow in order to repatriate their earnings to the U.S. We expect our significant positive foreign cash flows would be sufficient to repay any foreign debt and replenish foreign cash balances over time. Should we decide not to repatriate foreign earnings under the Jobs Act, we would meet United States liquidity needs through ongoing cash flows, external borrowing, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

SOURCES AND USES OF CASH

	Six months ended April 30
	2005	2004
	In millions
Net cash provided by operating activities	$3,932	$2,782
Net cash used in investing activities	(930)	(1,238)
Net cash used in financing activities	(1,303)	(1,078)

Net increase in cash and cash equivalents	$1,699	$466

Operating Activities

        Net cash provided by operating activities rose by approximately $1.2 billion in the six months ended April 30, 2005 as compared to the first half of fiscal 2004. Improved inventory management across all business segments, increased effectiveness in accounts receivable collection efforts and lower restructuring payments improved operating cash flow by approximately $1.5 billion. These increases were offset in part by higher pension and other post-retirement contributions, which were $815 million in the six months ended April 30, 2005, compared to $470 million in the six months ended April 30, 2004.

Investing Activities

        Net cash used in investing activities decreased by 25% for the six months ended April 30, 2005 as compared to the first half of fiscal 2004. The decrease was due to lower cash paid for acquisitions, offset in part by higher capital expenditures reflecting a 14% improvement in financing originations.

Financing Activities

        Net cash used in financing activities was 21% higher in the six months ended April 30, 2005 than in the first half of fiscal 2004. The increase was due primarily to higher levels of repurchases of common stock.

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee stock plans and also to return cash to stockholders. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 59 million shares for $1.2 billion in the first half of fiscal 2005. In addition, in November 2004, we paid $51 million in connection with the completion of the fiscal 2004 accelerated share repurchase program. We intend to continue to repurchase shares opportunistically, as well as offsetting dilution from the issuance of shares under employee benefit plans. In the first half of fiscal 2004, we repurchased approximately 27 million shares for an aggregate price of $604 million. As of April 30, 2005, we had remaining authorization of approximately $1.6 billion for future share repurchases.

Key Performance Metrics

	Three months ended
	April 30, 2005	October 31, 2004
Days of sales outstanding in accounts receivable	39	43
Days of supply in inventory	35	39
Days of purchases outstanding in accounts payable	(47)	(52)

Cash conversion cycle	27	30

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

        The improvement in DSO resulted mainly from the timing of higher revenue and collections during the three months ended April 30, 2005 compared to the three months ended October 31, 2004. The decrease in DOS resulted primarily from improved inventory management and seasonally lower inventory at the end of the second quarter of fiscal 2005 as compared to the fourth quarter ended October 31, 2004. The decrease in DPO was primarily the result of seasonally lower purchases. These changes resulted in a slight improvement in cash conversion cycle compared to the fourth quarter ended October 31, 2004.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities and the overall cost of capital. Outstanding debt at April 30, 2005 and at October 31, 2004 was $7.2 and $7.1 billion, respectively, bearing weighted average interest rates of 5.3% for both periods. Short-term borrowings increased to $2.8 billion at April 30, 2005 from $2.5 billion at October 31, 2004. The increase primarily reflects $200 million of Series A Medium-Term Notes maturing in December 2005. In addition, during the first half of fiscal 2005, we issued $5.7 billion and repaid $5.8 billion of commercial paper. We did not issue long-term debt during the first half of fiscal 2005.

        HP, and not the HPFS financing business, issued or assumed the vast majority of HP's total outstanding debt. Like other financial services companies, HPFS has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At April 30, 2005, HPFS had approximately $7.1 billion in net portfolio assets, which include short- and long-term financing receivables and operating lease assets.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros (approximately $689 million) based on receivables not yet collected by the third party (the "Euro Program"). Trade receivables of approximately $4.0 billion were sold during the first half of fiscal 2005, including approximately $2.7 billion under the Euro Program. The aggregate receivables sold but not yet collected by the third parties were approximately $615 million at April 30, 2005, of which approximately $300 million related to the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under the alternative prompt payment programs.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At April 30, 2005
	Original Amount Available
		Used	Available
	In millions
2002 registration statement
Debt, global securities and up to $1,500 of Series B Medium Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	969	2,031
U.S. Credit Facilities
Expiring March 2006	1,500	—	1,500
Expiring March 2009	1,500	—	1,500
Lines of credit	2,650	149	2,501
Commercial paper programs
U.S.	6,000	—	6,000
Euro	500	222	278

	$18,150	$3,340	$14,810

        The securities issuable under the 2002 registration statement include notes with due dates of nine months or more from issuance. HP uses U.S. credit facilities for general corporate purposes, including to support our U.S. commercial paper program. In April 2005, HP increased its U.S. commercial paper program to $6 billion. HP renewed its $1.5 billion 364-day credit facility that expired on March 11, 2005 with a $1.5 billion 364-day credit facility expiring in March 2006. The lines of credit are uncommitted and are available primarily through various foreign subsidiaries.

        HP's credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Rating Services, Moody's Investor Service and Fitch Ratings currently rate our senior unsecured long term debt A-, A3 and A and our short-term debt A-1, Prime-1, and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our Credit Facilities. Also, a downgrade in our credit rating could limit or, in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statement and our Euro Medium-Term Note Programme or our Credit Facilities.

Contractual Obligations

        At April 30, 2005, our unconditional purchase obligations are approximately $1.1 billion, compared with $1.0 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004. Our unconditional purchase obligation at April 30, 2005 included a settlement agreement with EMC pursuant to which HP agreed to pay $325 million (the net amount of the valuation of EMC's claims against HP less the valuation of HP's claims against EMC) to EMC, which HP can satisfy through the purchase for resale or internal use of complementary EMC products in equal installments of $65 million, over the next five years. In addition, if EMC purchases HP products during the five year period, HP will be required to make an equivalent amount of additional product or services purchases from EMC of up to an aggregate of $108 million.

Funding commitments

        We estimate that we will contribute a total of approximately $910 million to the pension and post-retirement plans during fiscal 2005, of which we have already funded $815 million in the six months ended April 30, 2005. Our funding policy is to contribute cash to our pension plans so that we at least meet the minimum contribution requirements, as established by local government funding and taxing authorities. In the current fiscal year, we will continue to contribute cash to our global pension plans in amounts that are consistent with local funding requirements and tax considerations.

        In connection with our March 2002 acquisition of Indigo, HP issued approximately 53 million non-transferable contingent value rights ("CVRs") that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period that ended on March 31, 2005. We have not incurred a liability associated with the CVRs as of April 30, 2005 and, based on our estimate of such revenue results, we do not expect any material payments in the future.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2005, we are not involved in any material unconsolidated SPE transactions.

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

        We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses. Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreements to us. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. Further, our costs of operations could be affected on an ongoing basis by the imposition of copyright levies or similar fees by rights holders or collection agencies in certain jurisdictions, primarily in Europe. In addition, it is possible that as a consequence of a merger or acquisition transaction third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these agreements.

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

        Our quarterly sales have reflected a pattern in which a disproportionate percentage of each such quarter's total sales occur toward the end of such quarter. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the United States government) are often stronger in the third calendar quarter, consumer sales are often stronger in the fourth calendar quarter, and many customers whose fiscal and calendar years are the same spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Overall, our third fiscal quarter is typically our weakest and our fourth fiscal quarter our strongest. Many of the factors that create and affect seasonal trends are beyond our control.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In connection with the Compaq acquisition and other cost alignment efforts, we announced workforce restructurings as well as reductions through our early retirement programs involving approximately 26,000 employees worldwide in fiscal 2003 and 2002. Hiring in key areas offset some of these workforce reductions. We have undertaken workforce rebalancing actions in the first half of fiscal 2005, and we may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. We also must keep employees focused on HP's strategies and goals. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives is critical to our future, and competition for experienced employees in the IT industry can be intense. The failure to hire or loss of key employees could have a significant impact on our operations and stock price.

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and changes in accounting for equity compensation will adversely affect earnings.

        We have historically used stock options and other forms of equity-related compensation as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In recent periods, many of HP's employee stock options have had exercise prices in excess of HP's stock price, which reduces their value to employees and could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require HP and other companies to record charges to earnings for employee stock option grants and other equity incentives. Accordingly, HP expects to begin recording such charges in the first quarter of fiscal 2006. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant options to employees in the future. As a result, we will incur increased compensation costs, and may change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

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

  •
  the announcement of new products, services or technological innovations by HP or competitors;

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

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work. In particular, we are in the process of implementing new general ledger, order management and data warehouse systems to replace our current systems. As a part of this effort, we are rationalizing various legacy systems, upgrading existing software applications and implementing new data management applications to administer our business information. We may not be successful in implementing the new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of the new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our business segment results, our financial position and cash flows. Disruptions to these systems also could adversely impact our ability to fulfill orders and interrupt other operational processes. Delayed sales, lower margins or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

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

        We evaluate and enter into significant transactions, including acquisitions, strategic alliances, joint ventures, divestitures and outsourcing agreements, on an ongoing basis. We may not fully realize all of the anticipated benefits of any transaction, and the timeframe for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for significant transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

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

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed for China. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We also could face significant costs and liabilities in connection with product take-back legislation. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the "WEEE Legislation"). Producers are financially responsible for implementing these responsibilities if they are participating in the market in August 2005; however, at least one member state has announced that it will defer this implementation date until January 2006. HP's potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other jurisdictions, including in the United States and Japan, the cumulative impact of which could be significant. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth above under Note 13 contained in the "Notes to Consolidated Condensed Financial Statements" is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (February 2005)	9,500,000	$20.35	9,500,000	$2,066,201,220
Month #2 (March 2005)	10,925,000	$20.39	10,925,000	$1,843,403,563
Month #3 (April 2005)	9,500,000	$21.31	9,500,000	$1,640,925,645

Total	29,925,000	$20.67	29,925,000

        HP repurchased shares in the second quarter of fiscal 2005 under an ongoing systematic program to manage the dilution created by shares issued under employee stock plans. This program authorizes repurchases in the open market or in private transactions. Amounts authorized for future repurchases under the systematic program are approved periodically. No additional authorizations occurred in the second quarter of fiscal 2005. All shares repurchased in the second quarter of fiscal 2005 were repurchased in private transactions.

        HP had total authorization for future repurchases of approximately $1.6 billion remaining at April 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

        HP held its annual meeting of stockholders on March 16, 2005 in Chicago, Illinois.

        At the 2005 annual meeting of stockholders, the stockholders elected the following individuals to the Board of Directors for the succeeding year or until their successors are duly qualified and elected:

Name	Votes For	Votes Withheld
Lawrence T. Babbio, Jr.	2,290,810,475	167,440,945
Patricia C. Dunn	2,284,991,411	173,260,009
Richard A. Hackborn	2,291,211,711	167,039,709
Dr. George A. Keyworth II	2,266,554,588	191,696,831
Robert E. Knowling, Jr.	2,278,020,561	180,230,859
Thomas J. Perkins	2,293,661,846	164,589,574
Robert L. Ryan	2,284,793,034	173,458,386
Lucille S. Salhany	2,279,069,176	179,182,243
Robert P. Wayman	2,296,987,875	161,263,545

        At the 2005 annual meeting of stockholders, stockholders took the following actions:

  •
  The stockholders approved the ratification of the appointment of Ernst & Young LLP as HP's independent registered public accounting firm for the 2005 fiscal year. There were 2,385,202,347 votes cast for the ratification, 65,532,201 votes cast against the ratification and 7,516,872 abstentions.

  •
  The stockholders approved an additional 75 million shares for the Hewlett-Packard Company 2000 Employee Stock Purchase Plan (the "2000 Plan"). There were 1,850,919,983 votes cast for the 2000 Plan, 151,845,226 votes cast against the 2000 Plan and 11,158,237 abstentions.

Item 6. Exhibits.

        The Exhibit Index beginning on page 76 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ R.P. WAYMAN Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 8, 2005

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective April 1, 2005.	8-K	001-04423	99.2	April 5, 2005
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)
	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Registrant's 7.15% Global notes due June 15, 2005, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 15, 2000
4(e)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(f)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001

4(g)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001
4(h)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(i)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(j)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(k)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
5-9	Not applicable.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective March 17, 2005.*‡
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Registrant's 1987 Director Option Plan.*	S-8	33-30769	4	August 31, 1989
10(g)	Amendment of Registrant's 1987 Director Option Plan, effective July 17, 1991.*	10-K	001-04423	10(g)	January 14, 2005

10(h)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(i)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(j)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(k)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(l)	Compaq Computer Corporation 1985 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(k)	January 21, 2003
10(m)	Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(l)	January 21, 2003
10(n)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(m)	January 21, 2003
10(o)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(p)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(q)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002

10(r)	Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.*	10-Q	001-04423	10(c)	September 12, 2000
10(s)	First Amendment to Registrant's Excess Benefit Retirement Plan, effective November 1, 1999.*	10-K	001-04423	10(b)(b)	January 21, 2003
10(t)	Second Amendment to Registrant's Excess Benefit Retirement Plan, effective April 1, 2004.*	10-Q	001-04423	10(t)	June 9, 2004
10(u)	Third Amendment to Registrant's Excess Benefit Retirement Plan, effective May 1, 2004.*	10-Q	001-04423	10(u)	June 9, 2004
10(v)	Hewlett-Packard Company Cash Account Pension Restoration Plan.*	10-K	001-04423	10(c)(c)	January 21, 2003
10(w)	Registrant's Executive Pay-for-Results Plan, amended and restated effective November 1, 2003.*	10-Q	001-04423	10(c)(c)	March 11, 2004
10(x)	Registrant's 2005 Executive Deferred Compensation Plan, effective January 1, 2005.*	8-K	001-04423	10.1	March 22, 2005
10(y)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(z)	Amended Employment Agreement, dated October 4, 2004, between Registrant and Michael J. Winkler.*	10-K	001-04423	10(c)(c)	January 14, 2005
10(a)(a)	Registrant's Severance Plan for Executive Officers.*	10-K	001-04423	10(z)(z)	January 20, 2004
10(b)(b)	Form letter to participants in the Registrant's Executive Pay-for-Results Plan for the second half of fiscal year 2005.*‡
10(c)(c)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(d)(d)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002

10(e)(e)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(f)(f)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(g)(g)	Registrant's Service Anniversary Stock Plan, as amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003
10(h)(h)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	8-K	001-04423	99.1	April 5, 2005
10(i)(i)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-K	001-04423	10(j)(j)	January 14, 2005
10(j)(j)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-K	001-04423	10(k)(k)	January 14, 2005
10(k)(k)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(l)(l)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005

10(m)(m)	Form of Stock Option Agreement for Registrant's 1987 Director Option Plan, as amended.*	10-K	001-04423	10(n)(n)	January 14, 2005
10(n)(n)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(o)(o)	Form of Stock Option Agreement for the Compaq Computer Corporation 1985 Stock Option Plan, as amended.*	10-K	001-04423	10(z)(z)	January 21, 2003
10(p)(p)	Form of Stock Option Agreement for the Compaq Computer Corporation 1985 Nonqualified Stock Option Plan, as amended.*	10-K	001-04423	10(a)(1)	January 21, 2003
10(q)(q)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(r)(r)	Form of Stock Option Agreement for the Compaq Computer Corporation 1985 Executive and Key Employee Stock Option Plan, as amended.*	10-K	001-04423	10(s)(s)	January 14, 2005
10(s)(s)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
11	Not applicable.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	Not applicable.
15	None.
16-17	Not applicable.
18-19	None.
20-21	Not applicable.
22-24	None.

25-26	Not applicable.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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
  Item 6. Exhibits.
SIGNATURE
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX