Form 10-Q
period 2005-07-31
HEWLETT PACKARD CO
filed 2005-09-08
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2005
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The number of shares of HP common stock outstanding as of August 31, 2005 was 2,864,990,033 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, cash repatriation, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the outcome of pending legislation and accounting pronouncements; the execution and performance of contracts by customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of workforce restructuring programs; other risks that are described herein; and risks that are described from time to time in HP's Securities and Exchange Commission reports filed after HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2004, except as to items that are specifically superseded by "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2005	2004	2005	2004
	In millions, except per share amounts
Net revenue:
Products	$16,463	$14,871	$50,503	$46,883
Services	4,202	3,924	13,004	11,336
Financing income	94	94	276	297

Total net revenue	20,759	18,889	63,783	58,516

Costs and expenses:
Cost of products	12,549	11,455	38,492	35,518
Cost of services	3,342	3,036	10,253	8,761
Financing interest	51	54	163	139
Research and development	863	877	2,631	2,690
Selling, general and administrative	2,761	2,621	8,398	7,864
Amortization of purchased intangible assets	168	146	486	438
Restructuring charges	112	9	119	101
Acquisition-related charges	—	6	—	30
In-process research and development charge	—	28	—	37

Total costs and expenses	19,846	18,232	60,542	55,578

Earnings from operations	913	657	3,241	2,938

Interest and other, net	119	20	57	33
(Losses) gains on investments	(6)	1	(27)	5
Dispute settlement	7	—	(109)	(70)

Earnings before taxes	1,033	678	3,162	2,906
Provision for taxes	960	92	1,180	500

Net earnings	$73	$586	$1,982	$2,406

Net earnings per share:
Basic	$0.03	$0.19	$0.69	$0.79

Diluted	$0.03	$0.19	$0.68	$0.78

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Weighted average shares used to compute net earnings per share:
Basic	2,873	3,037	2,889	3,043

Diluted	2,907	3,057	2,919	3,077

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	July 31, 2005	October 31, 2004
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,445	$12,663
Short-term investments	99	311
Accounts receivable	8,764	10,226
Financing receivables	2,578	2,945
Inventory	6,644	7,071
Other current assets	9,172	9,685

Total current assets	41,702	42,901

Property, plant and equipment	6,430	6,649
Long-term financing receivables and other assets	7,431	6,657
Goodwill	16,190	15,828
Purchased intangible assets	3,663	4,103

Total assets	$75,416	$76,138

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,375	$2,511
Accounts payable	9,070	9,377
Employee compensation and benefits	1,977	2,208
Taxes on earnings	2,600	1,709
Deferred revenue	3,615	2,958
Accrued restructuring	197	193
Other accrued liabilities	9,341	9,632

Total current liabilities	29,175	28,588

Long-term debt	3,397	4,623
Other liabilities	5,458	5,363
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,868 and 2,911 shares issued and outstanding, respectively)	29	29
Additional paid-in capital	21,116	22,129
Retained earnings	16,407	15,649
Accumulated other comprehensive loss	(166)	(243)

Total stockholders' equity	37,386	37,564

Total liabilities and stockholders' equity	$75,416	$76,138

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2005	2004
	In millions
Cash flows from operating activities:
Net earnings	$1,982	$2,406
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,799	1,793
Provision for bad debt and inventory	312	290
Losses (gains) on investments and other, net	27	(5)
In-process research and development	—	37
Restructuring charges	119	101
Acquisition-related charges	—	30
Deferred taxes on earnings	(124)	217
Other, net	(134)	21
Changes in assets and liabilities:
Accounts and financing receivables	1,795	1,020
Inventory	52	(950)
Accounts payable	(307)	(843)
Taxes on earnings	878	(211)
Restructuring	(118)	(535)
Other assets and liabilities	(139)	(270)

Net cash provided by operating activities	6,142	3,101

Cash flows from investing activities:
Investment in property, plant and equipment	(1,473)	(1,387)
Proceeds from sale of property, plant and equipment	466	348
Purchases of available-for-sale securities and other investments	(1,724)	(3,640)
Sales of available-for-sale securities and other investments	1,506	3,327
Maturities of available-for-sale securities	441	587
Payments made in connection with business acquisitions, net	(339)	(847)

Net cash used in investing activities	(1,123)	(1,612)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	279	(179)
Issuance of debt	18	9
Payment of debt	(1,520)	(224)
Issuance of common stock under employee stock plans	798	538
Repurchase of common stock	(2,115)	(1,104)
Dividends	(697)	(732)

Net cash used in financing activities	(3,237)	(1,692)

Increase (decrease) in cash and cash equivalents	1,782	(203)
Cash and cash equivalents at beginning of period	12,663	14,188

Cash and cash equivalents at end of period	$14,445	$13,985

Supplemental schedule of noncash financing activities:
Net issuances of restricted stock	$134	$84

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2005, its results of operations for the three and nine months ended July 31, 2005 and 2004, and its cash flows for the nine months ended July 31, 2005 and 2004. The Consolidated Condensed Balance Sheet as of October 31, 2004 is derived from the October 31, 2004 audited financial statements.

        Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation. In addition, a reclassification of certain information technology ("IT") infrastructure costs was made from selling, general and administrative expenses to cost of products, cost of services and research and development expenses to better align the IT costs with the functional areas they support. The impact of these reclassifications is an increase in cost of sales offset by an equal reduction of operating expenses, with no impact on consolidated or segment level earnings from operations.

        HP has revised the presentation of its Consolidated Condensed Statements of Cash Flows for the nine months ended July 31, 2004 to reflect the gross purchases and sales of auction rate securities within cash flows from investing activities. This change does not affect previously reported subtotals within the Consolidated Condensed Statements of Cash Flows, or previously reported results of operations for any period presented.

        The results of operations for the three and nine months ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

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

  Products

        Under HP's standard terms and conditions of sale, HP transfers title and risk of loss to the customer at the time product is delivered to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. HP reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by HP directly or with HP's distributors and resellers. HP recognizes revenue allocated to software licenses at the inception of the license. HP records revenue from the sale of equipment under sales-type leases and direct-financing leases as product revenue at the inception of the lease. HP accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time HP recognizes revenue.

  Services

        HP recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract support contracts, ratably over the contract period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue and costs as services are rendered. HP recognizes revenue from fixed-price consulting arrangements over the contract period on a proportional performance basis, as determined by the relationship of actual costs incurred to date to the estimated total contract costs, with estimates regularly revised during the life of the contract. For outsourcing contracts, HP recognizes revenue ratably over the contractual service period for fixed price contracts and on the output or consumption basis for all other outsourcing contracts. HP recognizes costs associated with outsourcing contracts as incurred, unless such costs relate to the transition phase of the outsourcing contract, in which case HP generally amortizes those costs over the contractual service period. Losses on consulting and outsourcing arrangements are recognized in the period that the contractual loss becomes probable and estimable. HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. HP records revenue that is earned and recognized in excess of amounts invoiced on fixed-price contracts as trade receivables. HP recognizes revenue from operating leases on an accrual basis as services revenue over the rental period.

  Financing Income

        Sales-type and direct-financing leases produce financing income, which HP recognizes on an accrual basis under the effective interest method. HP places certain financing receivables for which HP has recorded specific reserves on nonaccrual status. Nonaccrual assets are those receivables with specific reserves and other delinquent accounts for which it is likely that HP will be unable to collect all amounts due according to the terms of the customer agreement. HP discontinues income recognition on these receivables. HP removes financing receivables from nonaccrual status when appropriate customer actions are taken to remove the accounts from delinquent status.

  Stock-Based Compensation

        HP currently applies the intrinsic-value-based method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock-based compensation. Accordingly, HP generally recognizes compensation expense only when it grants options with a discounted exercise price. HP recognizes any resulting compensation expense ratably over the associated service period, which is generally the option vesting term.

        HP has determined pro forma amounts as if the fair value method required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," had been applied to its stock-based compensation. The fair value of stock options and stock purchase rights were estimated on the date of grant using the Black-Scholes option pricing model.

        SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. Upon adoption of SFAS 123R, which HP expects to adopt in the first quarter of fiscal 2006, HP's policy regarding the timing of expense recognition for employees eligible for retirement will be changed to recognize compensation cost over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. Currently, HP's policy is to recognize these compensation costs over the vesting term. Had HP applied these non-substantive vesting provisions required by SFAS 123R, the impact on the pro forma net earnings presented below would have been immaterial for all periods presented. See the further discussion of SFAS 123R in the Recent Pronouncements section of Note 1.

        The pro forma effect on net earnings as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows:

	Three months ended July 31		Nine months ended July 31
	2005	2004	2005	2004
	In millions, except per share amounts
Net earnings, as reported	$73	$586	$1,982	$2,406
Add: stock-based compensation included in reported net earnings, net of related tax effects	22	10	52	22
Less: stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(134)	(153)	(417)	(552)

Pro forma net earnings	$(39)	$443	$1,617	$1,876

Basic net earnings per share:
As reported	$0.03	$0.19	$0.69	$0.79

Pro forma	$(0.01)	$0.15	$0.56	$0.62

Diluted net earnings per share:
As reported	$0.03	$0.19	$0.68	$0.78

Pro forma	$(0.01)	$0.14	$0.56	$0.61

        In light of new accounting guidance under SFAS 123R, which addresses option valuation for employee awards, HP reevaluated its assumptions used in estimating the fair value of employee options granted starting in the second quarter of fiscal 2005. Based on this assessment, management has determined that implied volatility is a better indicator of expected volatility than historical volatility. The expected weighted average volatility assumptions used in the third quarter of fiscal 2005 and the nine months ended July 31, 2005 were 26% and 28%, respectively, and the expected weighted average volatility assumption used in the third quarter of fiscal 2004 and the nine months ended July 31, 2004 was 35%. This change from historical to implied volatility will result in a reduction of the pro forma expense by an aggregate of $65 million over the average four-year vesting period beginning with options granted in the second quarter of fiscal 2005.

  Share Repurchases

        HP has a systematic share repurchase program. This program authorizes repurchases in the open market or in private transactions. HP paid $860 million and $500 million in connection with share repurchases of 37 million shares and 24 million shares, respectively, during the three months ended July 31, 2005 and 2004, respectively. HP repurchased 96 million shares and 51 million shares for an aggregate price of $2.1 billion and $1.1 billion in the first nine months of fiscal 2005 and 2004, respectively. In addition, HP had an accelerated share repurchase program (the "Program") with an investment bank that began in September 2004 and was completed in November 2004. Under the Program, approximately 72 million shares were purchased for $1.3 billion, plus a final $51 million price adjustment paid in November 2004. As of July 31, 2005, HP had authorization for remaining future repurchases of approximately $780 million. On August 25, 2005, the Board of Directors of HP authorized an additional $4.0 billion for future repurchases of HP's outstanding shares of common stock.

  Recent Pronouncements

        FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In the third quarter of fiscal 2005, HP's chief executive officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate $14.5 billion in foreign earnings in fiscal 2005. HP repatriated $7.5 billion of the planned dividend under the Jobs Act in the third quarter and expects to repatriate the remaining $7.0 billion in the fourth quarter of fiscal 2005. See further discussion of the Jobs Act in Note 10.

        In December 2004, the FASB issued SFAS 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and requires that such recognition begin in the first interim or annual period after June 15,

2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. Under the current rules, HP will be required and expects to adopt SFAS 123R in the first quarter of fiscal 2006, beginning November 1, 2005.

        Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. HP expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis. HP expects to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. HP is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on November 1, 2005 will have a material impact on HP's consolidated results of operations and earnings per share. HP has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        The adoption of the following recent accounting pronouncements did not have a material impact on HP's results of operations and financial condition:

  •
  SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4" and

  •
  SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29."

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and is required to be adopted by HP in the first quarter of fiscal 2006. HP is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by HP in the first quarter of fiscal 2007. HP is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

        In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the "Directive"), which was adopted by the European Union ("EU"). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive's adoption into law by the applicable EU member countries in which we have significant operations. HP is currently evaluating the effect that the adoption of FSP 143-1 will have on its consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the EU member countries. See Note 13 for further discussion.

Note 2: Net Earnings Per Share ("EPS")

        HP's basic EPS is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of certain stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended July 31		Nine months ended July 31
	2005	2004	2005	2004
	In millions, except per share amounts
Numerator:
Net earnings	$73	$586	$1,982	$2,406
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	—	—	5	6

Net earnings, adjusted	$73	$586	$1,987	$2,412

Denominator:
Weighted-average shares used to compute basic EPS	2,873	3,037	2,889	3,043
Effect of dilutive securities:
Dilution from employee stock plans	34	20	22	26
Zero-coupon subordinated convertible notes	—	—	8	8

Dilutive potential common shares	34	20	30	34

Weighted-average shares used to compute diluted EPS	2,907	3,057	2,919	3,077

Net earnings per share:
Basic	$0.03	$0.19	$0.69	$0.79
Diluted	$0.03	$0.19	$0.68	$0.78

        In the third quarter of fiscal 2005 and 2004, options to purchase approximately 265 million shares and 413 million shares, respectively, of HP stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Additionally, in the first nine months of fiscal 2005 and 2004, options to purchase 443 million shares and 290 million shares, respectively, of HP stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

Note 3: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	July 31, 2005	October 31, 2004
	In millions
Accounts receivable	$8,989	$10,512
Allowance for doubtful accounts	(225)	(286)

	$8,764	$10,226

Financing receivables	$2,643	$3,066
Allowance for doubtful accounts	(65)	(121)

	$2,578	$2,945

        HP has revolving trade receivables-based facilities to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $1.2 billion as of July 31, 2005. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros, approximately $637 million, (the "Euro Program"). Trade receivables of approximately $6.0 billion were sold during the nine months ended fiscal 2005, including approximately $4.1 billion under the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts previously offered to these customers under the previous alternative prompt payment programs. As of July 31, 2005 approximately $644 million was available under these programs, of which $370 million relates to the Euro Program.

  Inventory

	July 31, 2005	October 31, 2004
	In millions
Finished goods	$4,811	$5,322
Purchased parts and fabricated assemblies	1,833	1,749

	$6,644	$7,071

Note 4: Acquisitions

        In the first nine months of fiscal 2005, HP acquired two companies and increased its ownership in a consolidated subsidiary from 97.2% to 98.5%. The aggregate purchase price for these transactions was approximately $339 million, which includes direct transaction costs. The largest of these transactions was the acquisition of SAC, LLC, doing business as "Snapfish," a leading online photo service. This acquisition is intended to enable HP to capitalize on the growing market for online photo printing, with customers benefiting from a more affordable, simpler and more comprehensive digital photography experience.

        HP recorded approximately $293 million of goodwill and $46 million of amortizable purchased intangible assets in connection with these acquisitions. HP has included the results of operations of these transactions prospectively from the respective date of the transaction. HP has not presented the pro forma results of operations of the acquired businesses because the results are not material to HP's results of operations on either an individual or an aggregate basis.

        On August 11, 2005, HP announced it signed an agreement to acquire substantially all of the assets of Scitex Vision Ltd., a market leader in super-wide digital printing, for $230 million in cash. This acquisition is subject to certain regulatory approvals and customary closing conditions and is expected to be completed within approximately 90 days.

        In connection with our March 2002 acquisition of Indigo, N.V., HP issued approximately 53 million non-transferable contingent value rights ("CVRs") that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period that ended on March 31, 2005. We have not incurred a liability associated with the CVRs as of July 31, 2005, and, based on our estimate of such revenue results, we do not expect any material payments in the future.

Note 5: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of July 31, 2005 and changes in the carrying amount of goodwill for the nine months ended July 31, 2005 are as follows:

	HP Services	Enterprise Storage and Servers	Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2004	$6,270	$4,810	$759	$2,327	$1,510	$152	$15,828
Goodwill acquired during the period	39	—	—	—	254	—	293
Goodwill adjustments	44	20	(10)	10	5	—	69

Balance at July 31, 2005	$6,353	$4,830	$749	$2,337	$1,769	$152	$16,190

        The goodwill adjustments for acquisitions made prior to fiscal 2005, as shown above, relate primarily to revisions of acquisition-related tax estimates that resulted in net additions to goodwill, offset partially by the reduction of a restructuring liability and asset impairments associated with fiscal 2002 and 2001 restructuring plans of Compaq Computer Corporation ("Compaq") prior to its acquisition by HP. These reductions resulted from adjusting original estimates to actual costs incurred at various locations throughout the world.

  Purchased Intangible Assets

        HP's purchased intangible assets are composed of:

	July 31, 2005			October 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,379	$(899)	$1,480	$2,340	$(637)	$1,703
Developed and core technology and patents	1,710	(982)	728	1,704	(775)	929
Product trademarks	94	(61)	33	93	(44)	49

Total amortizable purchased intangible assets	4,183	(1,942)	2,241	4,137	(1,456)	2,681
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$5,605	$(1,942)	$3,663	$5,559	$(1,456)	$4,103

        Estimated future amortization expense related to finite-lived purchased intangible assets at July 31, 2005 is as follows:

Fiscal year:	In millions
2005 (remaining 3 months)	$137
2006	527
2007	460
2008	397
2009	320
Thereafter	400

Total	$2,241

Note 6: Restructuring Charges and Workforce Rebalancing

  Fiscal 2005 Restructuring Plan

        During the three and nine months ended July 31, 2005, HP recorded restructuring charges of $109 million related to severance costs associated with the termination of approximately 1,450 employees, of whom approximately 1,040 had been terminated as of July 31, 2005. The remaining employees are expected to exit by the end of fiscal 2005. Of the initial restructuring amount, approximately $17 million had been paid as of July 31, 2005, and the remainder is expected to be paid by the end of the first quarter of fiscal 2006.

        On July 19, 2005, HP's management announced its intention to restructure certain of its operations with the goal of reducing costs, simplifying HP's operating structure and placing greater focus on its customers. These actions could result in approximately 14,500 employees, or about 10% of its regular full-time staff, exiting HP through workforce restructuring or early retirement programs over the next six fiscal quarters beginning in the fourth quarter of fiscal 2005. As a first step towards achieving this objective, in late July 2005, HP implemented an enhanced early retirement program in the U.S. The deadline to elect participation in the enhanced early retirement program closed for eligible U.S. employees on August 19, 2005. As of that date, approximately 3,200 employees elected to participate in the program at an estimated cost to HP of approximately $400 million. These costs will be recognized as a restructuring charge in the fourth quarter of fiscal 2005. Now that the number of participants in the U.S. early retirement program is known, HP expects to develop and approve plans for additional workforce restructuring actions beginning in the fourth quarter of fiscal 2005.

  Fiscal 2005 Workforce Rebalancing

        For the nine months ended July 31, 2005, HP incurred approximately $236 million in workforce rebalancing charges within certain business segments, primarily for severance and related costs. These costs were recorded during the six months ended April 30, 2005. As a result of these workforce rebalancing actions, HP expects to reduce headcount by approximately 3,000 employees, of which substantially all have been terminated as of July 31, 2005. Of the workforce rebalancing charges, approximately $199 million had been paid as of July 31, 2005, and the remainder is expected to be paid by the end of fiscal 2005.

  Fiscal 2003 Restructuring Plans

        During fiscal 2003, HP's management approved and implemented plans to restructure certain of its operations. HP entered into these plans with the intent of better managing its cost structure and aligning certain of its operations more effectively with current business conditions. The initial charge for these actions totaled $752 million and included $639 million related to severance and other employee benefits for workforce reductions, $42 million for vacating duplicative facilities (leased or owned) and contract termination costs, and asset impairments of $71 million associated with the identification of duplicative assets and facilities (leased or owned) related to the acquisition of Compaq.

        HP included original estimates of 9,000 employees across many regions and job classes in the 2003 workforce reduction plans. Subsequent to the initial estimate, HP reduced the number of employees to be terminated under the fiscal 2003 restructuring plans by 600 employees. As of July 31, 2005, substantially all of the 8,400 employees had been terminated, had been placed in workforce reduction programs or had retired. HP expects to pay out the majority of the remaining severance and other employee benefits during fiscal 2005, with the payments under phased retirement plans required in certain international locations continuing through fiscal 2010. HP anticipates the remaining costs of vacating duplicative facilities and contract terminations to be substantially settled by the end of fiscal 2005.

  Fiscal 2002 and 2001 Restructuring Plans

        On May 3, 2002, HP acquired all of the outstanding stock of Compaq. At that time, both HP and Compaq had restructuring liabilities for 2001 restructuring plans, of which $3 million and $55 million, respectively, remain at July 31, 2005. Restructuring plans established in 2002 in connection with the Compaq acquisition resulted in additional restructuring liabilities aggregating $2.7 billion. Of this amount, HP recorded an aggregate $1.8 billion as restructuring charges during fiscal 2002, 2003 and 2004, while HP recorded $960 million as of the acquisition date as part of the Compaq purchase price allocation. At July 31, 2005, the remaining restructuring liabilities for the HP and Compaq-related 2002 restructuring plans were $11 million and $84 million, respectively. The 2001 and 2002 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. In the third quarter and nine months ended July 31, 2005, HP recorded adjustments of approximately $3 million and $20 million, respectively. These adjustments pertain to other related restructuring true-ups to the fiscal 2002 and 2001 restructuring plans. In addition, an adjustment for the nine months ended July 31, 2005 includes a $37 million reduction of goodwill, of which $25 million is related to asset true-ups of previously estimated fair value adjustments on asset disposal. The aggregate $153 million restructuring liability as of July 31, 2005 relates primarily to facility lease obligations. HP expects to pay out these obligations over the life of the related obligations, which extend to the end of fiscal 2010.

  Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for the three and nine months ended July 31, 2005:

								As of July 31, 2005
		Three months ended July 31, 2005 charges (reversals)	Nine months ended July 31, 2005 charges (reversals)
	Balance, October 31, 2004			Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, July 31, 2005	Total costs and impairments incurred to date	Total expected costs and asset impairments
	In millions
Fiscal 2005 plan:
Employee severance and other benefits charges (by segment):
Enterprise Storage and Servers								—	—
Software								—	—
Imaging and Printing Group	—	$31	$31					$31	$31
Personal Systems Group		1	1					1	1
HP Services		44	44					44	44
HP Financial Services		1	1					1	1
Other infrastructure		32	32					32	32

Total employee severance and other benefits	$—	$109	$109	$—	$(17)	$(3)	$89	$109	$109	(a)

Fiscal 2003 plans:
Employee severance and other benefits charges (by segment):
Enterprise Storage and Servers								$153	$153
Software								13	13
Personal Systems Group			$(9)					42	42
HP Services								349	349
Other infrastructure								79	79

Total employee severance and other benefits	$57		$(9)		$(28)	$(1)	$19	$636	$636
Asset impairments	—		(3)			3	—	74	74
Infrastructure—other related restructuring activities	21		2		(10)	—	13	69	69

Total	$78	$—	$(10)	$—	$(38)	$2	$32	$779	$779
Fiscal 2002 and 2001 plans	210	3	20	(37)	(63)	23	153	$3,332	$3,332

Total restructuring plans	$288	$112	$119	$(37)	$(118)	$22	$274

(a)
Total expected costs relate to the fiscal 2005 restructuring plan implemented in the third quarter.

        At July 31, 2005 and October 31, 2004, the long-term portion of the restructuring liabilities of $77 million and $95 million, respectively, is included in Other liabilities in the Consolidated Condensed Balance Sheets.

Note 7: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the marketing of HP products and complementary third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets, were as follows:

	July 31, 2005	October 31, 2004
	In millions
Minimum lease payments receivable	$5,038	$5,328
Allowance for doubtful accounts	(124)	(213)
Unguaranteed residual value	326	394
Unearned income	(401)	(396)

Financing receivables, net	4,839	5,113
Less current portion	(2,578)	(2,945)

Amounts due after one year, net	$2,261	$2,168

        Gross equipment leased to customers under operating leases was $2.0 billion at July 31, 2005 and $2.3 billion at October 31, 2004 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.8 billion at July 31, 2005 and $0.9 billion at October 31, 2004.

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

        The changes in HP's aggregate product warranty liability are as follows:

In millions
Product warranty liability at October 31, 2004	$2,040
Accruals for warranties issued	1,848
Adjustments related to pre-existing warranties (including changes in estimates)	4
Settlements made (in cash or in kind)	(1,779)

Product warranty liability at July 31, 2005	$2,113

  Deferred Revenue

        The components of deferred revenue are as follows:

	July 31, 2005	October 31, 2004
	In millions
Deferred support contract services revenue	$3,159	$2,780
Other deferred revenue	1,732	1,568

Total deferred revenue	4,891	4,348
Less current portion	3,615	2,958

Long-term deferred revenue	$1,276	$1,390

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

        Other deferred revenue represents amounts received or billed in advance for contracts related primarily to consulting and integration projects, managed services start-up or transition work, as well as minor amounts for training and product sales.

Note 9: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	July 31, 2005		October 31, 2004
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	In millions
Current portion of long-term debt	$1,447	5.4%	$1,861	7.1%
Commercial paper	313	2.7%	306	2.2%
Notes payable to banks, lines of credit and other	615	2.8%	344	2.4%

	$2,375		$2,511

        Notes payable to banks, lines of credit and other includes deposits associated with banking-related activities of approximately $499 million and $241 million at July 31, 2005 and October 31, 2004, respectively.

  Long-Term Debt

        Long-term debt was as follows:

	July 31, 2005	October 31, 2004
	In millions
U.S. Dollar Global Notes
$1,500 issued June 2000 at 7.15%, matured and paid June 2005	$—	$1,499
$1,000 issued December 2001 at 5.75%, due December 2006	999	998
$1,000 issued June 2002 at 5.5%, due July 2007	998	997
$500 issued June 2002 at 6.5%, due July 2012	498	498
$500 issued March 2003 at 3.625%, due March 2008	498	498

	2,993	4,490

Euro Medium-Term Note Programme
€750 issued July 2001 at 5.25%, due July 2006	909	954

Series A Medium-Term Notes
$200 issued December 2002 at 3.375%, due December 2005	200	200
$50 issued December 2002 at 4.25%, due December 2007	50	50

	250	250

Other
$300, Medium-Term Notes assumed from Compaq, issued at 7.65%, due August 2005	300	300

$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	346	338
Other, including capital lease obligations, at 3.72%-9.17%, due 2005-2023	102	108

	448	446

Fair value adjustment related to SFAS No. 133	(56)	44
Less current portion	(1,447)	(1,861)

	$3,397	$4,623

        HP may redeem some or all of the Global Notes, Medium-Term Notes, Series A Medium-Term Notes and the Euro Medium-Term Notes (collectively, the "Notes"), as set forth in the above table, at any time at the redemption prices described in the prospectus supplements relating thereto. The Notes are senior unsecured debt.

        The LYONs are convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only.

        In March 2005, HP's board authorized an increase in HP's U.S. commercial paper program to $6.0 billion and, of that amount, authorized HP subsidiaries to issue an amount up to $1.0 billion of commercial paper. In April 2005, HP increased its available borrowings under its commercial paper program to $6.0 billion. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, established a $500 million Euro Commercial Paper/Certificate of Deposit Programme in May 2001.

        HP has a $1.5 billion 364-day credit facility expiring in March 2006. In addition, HP has a $1.5 billion five-year credit facility expiring in March 2009 (together with the 364-day credit facility, the "Credit Facilities"). Interest rates and other terms of borrowing under the Credit Facilities vary, as applicable, based on HP's external credit ratings. The Credit Facilities, which are subject to weighted average commitment fees of 7.25 basis points per annum on the unused portion, are senior unsecured committed borrowing arrangements and available for general corporate purposes, including supporting the issuance of commercial paper. At July 31, 2005, no amounts were outstanding under the Credit Facilities.

        HP also maintains, through various foreign subsidiaries, lines of credit from a number of financial institutions.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of July 31, 2005, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange and has offered such notes as set forth in the table above. HP can denominate these notes in any currency including the euro. However, these notes have not been and will not be registered in the United States.

        At July 31, 2005, HP had up to $14.6 billion of available borrowing resources under the 2002 Shelf Registration Statement, credit facilities and other programs described above.

Note 10: Income Taxes

  Provision for Taxes

        In the three months ended July 31, 2005, HP recorded $900 million of net income tax expense related to items unique to the quarter. This included $788 million of tax expense associated with HP's determination in the quarter to repatriate $14.5 billion under the provisions of the Jobs Act, as discussed in more detail below; $47 million related to additional distributions received from foreign subsidiaries; and $65 million primarily related to adjustments to previously estimated tax liabilities. In addition, the tax rate is affected by certain transactions and adjustments described herein.

        Included in income tax expense for the nine months ended July 31, 2005 is a net charge of $740 million which includes the $900 million expense described above; a $63 million benefit to deferred taxes related to intercompany product transfers, which was recorded in the second fiscal quarter; $105 million in benefits resulting from an agreement with the Internal Revenue Service ("IRS") in the first fiscal quarter, which reduced accruals of U.S. taxes on earnings outside the U.S.; and other adjustments.

        For the three and nine months ended July 31, 2004, net favorable adjustments to previously estimated tax liabilities were $101 million and $147 million, respectively. The adjustments recorded in the third quarter of fiscal 2004 consisted primarily of a net favorable revision to estimated tax accruals upon filing the 2003 U.S. income tax return and the resolution of certain outstanding matters with the tax authorities. Additional net favorable adjustments during the second quarter of fiscal 2004 were attributable primarily to a reduction in taxes on foreign earnings due to a change in regulatory policy.

        HP's effective tax rates were 92.9% and 13.6% for the three months ended July 31, 2005 and July 31, 2004, respectively, and 37.3% and 17.2% for the nine months ended July 31, 2005 and July 31, 2004, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

        Excluding the $788 million tax charge related to the repatriation under the provisions of the Jobs Act, HP's effective tax rates would have been 16.7% and 12.4% for the three months and nine months ended July 31, 2005, respectively. Excluding the impact of the transactions and adjustments described above, and the tax effect of pre-tax adjustments unique to the periods, HP's effective tax rates would have been 8.2% and 27.3% for the three months ended July 31, 2005 and July 31, 2004, respectively, and 15.8% and 22.3% for the nine months ended July 31, 2005 and July 31, 2004, respectively.

  American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

        The Jobs Act, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings. During the third quarter of fiscal 2005, HP's chief executive officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate $14.5 billion in foreign earnings in fiscal 2005.

        HP recorded additional tax expense in the third quarter of $788 million ($0.27 per share) related to this $14.5 billion dividend under the Jobs Act. The additional tax expense consists of federal taxes of $744 million, state taxes, net of federal benefits, of $73 million, and a net tax benefit of $29 million related to an adjustment of deferred tax liabilities on both repatriated and unrepatriated foreign earnings.

        HP repatriated $7.5 billion of the planned dividend under the Jobs Act in the third quarter and expects to repatriate the remaining $7.0 billion in the fourth quarter of fiscal 2005.

  Deferred tax assets were as follows:

	July 31, 2005	October 31, 2004
	In millions
Deferred tax assets—short term	$3,282	$3,744
Deferred tax assets—long term	2,614	2,111

Total deferred tax assets	$5,896	$5,855

Note 11: Comprehensive Income (Loss)

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended July 31		Nine months ended July 31
	2005	2004	2005	2004
	In millions
Net earnings	$73	$586	$1,982	$2,406
Change in net unrealized gains (losses) on available-for-sale securities	11	(12)	15	(18)
Change in net unrealized (losses) gains on cash flow hedges	(4)	5	64	54
Change in cumulative translation adjustment	2	20	(2)	24
Change in additional minimum pension liability	—	(2)	—	(2)

Comprehensive income	$82	$597	$2,059	$2,464

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	July 31, 2005	October 31, 2004
	In millions
Net unrealized gains on available-for-sale securities	$38	$23
Net unrealized losses on cash flow hedges	(51)	(115)
Cumulative translation adjustment	28	30
Additional minimum pension liability	(181)	(181)

Accumulated other comprehensive loss	$(166)	$(243)

Note 12: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2005	2004	2005	2004	2005	2004
	In millions
Service cost	$87	$80	$58	$52	$17	$14
Interest cost	68	67	75	65	25	21
Expected return on plan assets	(72)	(62)	(102)	(86)	(8)	(7)
Amortization and deferrals:
Actuarial loss	11	8	26	23	9	3
Prior service cost (benefit)	1	—	—	(1)	(2)	(3)

Net periodic benefit cost	$95	$93	$57	$53	$41	$28

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2005	2004	2005	2004	2005	2004
	In millions
Service cost	$260	$240	$179	$158	$53	$42
Interest cost	207	199	231	197	77	73
Expected return on plan assets	(214)	(185)	(313)	(259)	(23)	(21)
Amortization and deferrals:
Actuarial loss	32	22	80	70	25	17
Prior service cost (benefit)	2	2	(1)	(1)	(5)	(7)

Net periodic benefit cost	$287	$278	$176	$165	$127	$104

  Plan Design Changes

        In conjunction with management's announcement to restructure certain of its operations, as discussed in Note 6 to the Consolidated Condensed Financial Statements, HP modified its U.S. retirement programs to match industry benchmarks better. Effective January 2006, HP will cease pension accruals and eliminate eligibility for the subsidized retiree medical program for current employees who do not meet defined criteria based on age and years of service. As a result, a curtailment gain of approximately $200 million will be recognized in the fourth quarter of fiscal 2005 stemming from the elimination of future benefit accruals by the affected employee group.

        Beginning January 2006, HP will increase its matching 401(k) contribution to 6% from 4% of eligible salary for those employees who had their pension and retiree medical-program benefits frozen and for all new employees.

        HP is currently evaluating the effect of the restructuring and early retirement programs on its pension and retiree medical program expense and expects to reflect such effects beginning in the first quarter of fiscal 2006.

Employer Contributions

        HP previously disclosed in its Consolidated Financial Statements for the year ended October 31, 2004 that it expected to contribute approximately $850 million to its pension plans and $60 million to its post-retirement plans in fiscal 2005. As of July 31, 2005, approximately $810 million and $45 million of contributions have been made to pension plans and post-retirement plans, respectively. HP presently anticipates making additional contributions of between $650 million and $950 million to its pension plans and $15 million to its post-retirement plans during the remainder of fiscal 2005.

Note 13: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

Pending Litigation and Proceedings

        Copyright levies. As described below, proceedings are being pursued against HP in certain European Union ("EU") member countries seeking to impose levies upon equipment (such as multifunction devices ("MFDs") and printers) alleging that these devices enable producing private copies of copyrighted materials. The total levies due, if imposed, would be based upon the number of products sold, and the per-product amounts of the levies, which will vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted two non-binding arbitration proceedings against HP in June 2001 and June 2002 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies should be imposed in accordance with copyright laws implemented in Germany relating to MFDs and printers that allegedly enable the production of copies by private persons. The published tariffs on these devices in Germany range from 10 to 613.56 euros per unit. In May 2004, VG Wort filed a lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany but did not determine the exact amount payable per unit. The court further stated that HP should furnish information regarding the number of MFDs sold in Germany up to December 2001 and the number of copies per minute that various MFDs can produce. Finally, the court held that a levy of a maximum of 1.5% of the price was due on the bundle "LJ8150 MFP plus Scanner-Module C4166B" and that the individual elements of this bundle were not part of the claim. VG Wort appealed this decision in January 2005 to the Higher Regional Court of Baden-Wuerttemberg. On July 6, 2005, the Higher Regional Court held that MFDs sold in Germany up to December 2001 are subject to the same levy applicable to photocopiers. The court also held that the bundle "LJ8150 MFP plus Scanner Module C4166B" is subject to the photocopier levy if sold as a bundle, but to the lower scanner levy when sold on a stand-alone basis. The court further ordered HP to pay VG Wort copier levies on the products stated in the claim plus compound interest, and to provide information regarding any photocopiers and MFDs sold in Germany up to December 2001. On July 28, 2005, HP filed an appeal of this decision to the Bundesgerichtshof (the German Federal Supreme Court) and must file the grounds for the appeal by November 8, 2005. In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. A decision in this matter was issued on December 22, 2004. The court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. The court further stated that HP should furnish information regarding the number of printers sold in Germany since April 2001 and the number of copies per minute that various printers can produce. HP appealed this decision in January 2005 to the Higher Regional Court of Baden-Wuerttemberg. On May 10, 2005, the Higher Regional Court issued a decision confirming that levies are due but also permitting an appeal to the Bundesgerichtshof. On June 6, 2005, HP filed an appeal to the Bundesgerichtshof and must file the grounds for the appeal by October 13, 2005. In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has undertaken to be bound by a final decision. A decision in this matter was issued on December 23, 2004 stating that PCs are subject to a levy and that FSC should furnish information as to the number of PCs sold in Germany since January 1, 2001. Further, FSC must pay 12 euros plus compound interest for each PC sold in Germany from March 24, 2001. FSC appealed this decision in January 2005 to the Higher Regional Court of Bavaria, and a hearing is scheduled for November 24, 2005.

        In May 2001, the Organization for the Collective Management of Works of Literature, the Organization for the Collective Management of Works of Arts and their Applications, and the Organization for the Collective Management and Protection of Intellectual Property of Photographers brought proceedings against Hewlett-Packard Hellas EPE ("HP Greece") in Greece seeking a declaration in connection with a levy of 2% upon photocopiers, photocopier paper and computer products, including central processing units, monitors, keyboards, mice, storage media, printers, scanners and related items sold in Greece between March 1993 and December 2001. In December 2001, the Court of First Instance of Athens ordered HP Greece to submit a declaration as to the total value of such products sold during that period. HP Greece appealed the decision to the Court of Appeal in Athens, and the hearing took place in February 2004. The collection societies also sought a penalty of approximately 30,000 euros in connection with this litigation. The Court of Appeal held that HP does not have any obligation to pay a levy on CPUs, PCs, keyboards, mice, monitors and printers, but HP is obligated to pay 2% for scanners sold in Greece from March 1993 until December 2001. The Court of Appeal also reduced the penalty sought by approximately one-third. In April 2001, the same collection societies brought proceedings against Compaq Computer EPE ("Compaq Greece") in Greece seeking a declaration in connection with a levy of 2% upon the products described above sold in Greece between March 1993 and July 2000. In 2001, the Court of First Instance of Athens ordered Compaq Greece to submit a declaration as to the total value of such products sold during that period. Compaq Greece appealed the decision to the Court of Appeal in Athens, and the hearing took place in October 2004. The court rejected the collection societies' demand for a declaration as to certain products sold from August 2000 to December 2001. All of the products sold by Compaq Greece during the relevant period were computer products that the Court of Appeal held were not covered by the copyright laws in Greece as described above. The collection societies also sought a penalty of approximately 60,000 euros in connection with this litigation. In July 2005, the three collection societies named above as well as the Organization of Collective Management and Protection of Scripts for Theatre petitioned the Court of First Instance in Athens for a declaration from HP Greece as to MFDs sold in Greece from September 2002 through December 2002.

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

        Based on industry opposition to the extension of levies to digital products, HP's assessments of the merits of various proceedings and HP's estimates of the units impacted and levies, HP has accrued amounts that it believes are adequate to address the matters described above. However, the ultimate resolution of these matters, including the number of units impacted, the amount of levies imposed in various jurisdictions and the availability of HP to recover such amounts through increased prices, remains uncertain.

        Alvis v. HP is a nationwide defective product consumer class action that a resident of Eastern Texas filed in the District Court of Jefferson County, Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in the District Court of Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. In May 2004, the Texas Supreme Court reversed the certification of the nationwide class in the LaPray case and remanded the case to the trial court. The trial court has not set a new class certification hearing. On March 29, 2005, the Alvis court certified a Texas-wide class action for injunctive relief only. On April 15, 2005, HP appealed the class certification decision. On June 4, 2003, each of Barrett v. HP and Grider v. Compaq was filed in the District Court of Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On December 22, 2003, the court entered an order staying both the Barrett and Grider cases until the conclusions of the Alvis and LaPray actions. On July 28, 2004, the court lifted the stay in Grider but took under advisement the plaintiff's motion to lift the stay in Barrett. A class certification hearing in Grider was held on May 25, 2005. On August 3, 2005, the court entered an order stating that it was preliminarily granting plaintiffs' motion to certify a nationwide class action; the parties are awaiting the opinion of the court. On November 5, 2004, Scott v. HP was filed in state court in San Joaquin County, California, with factual allegations similar to those in LaPray, and on January 27, 2005 Jurado v. HP was filed in state court in San Joaquin County, California, with factual allegations similar to those in Alvis. The complaints in Scott and Jurado seek a California-only class certification, injunctive relief, unspecified damages (including punitive damages), restitution, costs and attorneys' fees. On August 9, 2005, the plaintiffs in Scott filed a motion for class certification. Although plaintiffs noticed the class certification hearing for September 30, 2005, the parties have asked the court to schedule the hearing on January 20, 2006. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made or caused to be made false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to extend the statute of limitations on its investigation until December 6, 2005. HP is cooperating fully with this investigation.

        Hanrahan v. Hewlett-Packard Company and Carleton Fiorina is a lawsuit filed on November 3, 2003 in the United States District Court for the District of Connecticut on behalf of a putative class of persons who sold common stock of HP during the period from September 4, 2001 through November 5, 2001. The lawsuit seeks unspecified damages and generally alleges that HP and Ms. Fiorina violated the federal securities laws by making statements during this period that were misleading in failing to disclose that Walter B. Hewlett would oppose the proposed acquisition of Compaq by HP prior to Mr. Hewlett's disclosure of his opposition to the proposed transaction. A motion to transfer the action to United States District Court for the Northern District of California has been granted and the case has been assigned. No lead plaintiff has yet been appointed.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in the Circuit Court, Third Judicial District, Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The court in the HP action has certified an Illinois class as to Intel but denied a nationwide class, and proceedings have been stayed pending resolution of plaintiffs' appeal of this decision. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs and certification of a nationwide class. The class action certification against Compaq has been stayed pending resolution of plaintiffs' appeal in the Neubauer v. HP action. HP has filed forum non conveniens motions in both cases, which are pending. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit that was initially filed in state court in Alameda County, California, to which HP was joined on June 14, 2004, and it is based upon factual allegations similar to those in the Neubauer cases. On February 22, 2005, the parties stipulated to transfer these cases to state court in Santa Clara County, California. The plaintiffs seek unspecified damages, restitution, attorneys' fees and cost and certification of nationwide class.

        Tyler v. HP is a lawsuit filed in state court in Santa Clara, California on February 17, 2005 alleging that HP engaged in wrongful business practices including unfair competition, deceptive advertising, fraud and deceit, breach of express and implied warranty, and breach of the covenants of good faith and fair dealing. Among other things, plaintiffs alleged that HP engineered "smart chip" inkjet cartridges for use in certain inkjet printers to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the design of the smart chip cartridge limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On February 17, 2005, and March 18, 2005, lawsuits captioned Obi v. HP and Weingart v. HP, respectively, were filed in state court in Los Angeles, California with similar allegations. The Tyler, Obi, and Weingart cases have been formally coordinated in a single proceeding in state court in Santa Clara, California. Grabell v. HP was filed in the United States District Court for the District of New Jersey on March 18, 2005 and asserts causes of action under the New Jersey Consumer Fraud Act and for unjust enrichment and breach of the implied covenant of good faith and fair dealing. The allegations in the Grabell case is substantively identical to those in Tyler and Obi. Just v. HP is another federal class action lawsuit filed in the United States District Court for the Eastern District of New York on April 20, 2005 and asserts causes of action under the New York General Business Law 349/350 and for unjust enrichment and breach of the implied covenants of good faith and fair dealing. Feder v. HP was filed in the United States District Court for the Northern District of California on June 16, 2005 and asserts breaches of the covenant of good faith and fair dealing, unjust enrichment, unfair business practices, violation of the Consumers Legal Remedies Act and unfair competition. Ciolino v. Hewlett-Packard Company was filed in the United States District Court for the Northern District of California on September 6, 2005 and asserts breach of express and implied warranty, breach of the covenant of good faith and fair dealing, and deceptive advertising and unfair business practices in violation of California's Unfair Competition Law. The allegations in the Just, Feder and Ciolino cases are substantively identical to those in Grabell, Tyler, Obi and Weingart. All of these actions are putative class actions which seek certification of a statewide class, a nationwide class, or both, "of purchasers of inkjet printers which use cartridges, that contain a chip, or other device, which prematurely register that the cartridge is empty or expired, and/or purchasers of HP inkjet cartridges with such technology." The plaintiffs in all of these cases also seek restitution, damages (including enhanced damages), injunctive relief, interest, costs and attorneys' fees.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. HP has answered and counterclaimed. This action seeks declaratory and injunctive relief and unspecified damages. On March 26, 2004, the court issued a ruling interpreting the disputed claim terms in the patent at issue. Discovery is ongoing. No trial date has been set, but trial is expected to commence in mid-  to late 2007.

        Hewlett-Packard Development Company, LP v. Gateway, Inc. is a lawsuit filed on March 24, 2004 by HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), against Gateway, Inc. ("Gateway") in United States District Court in the Southern District of California. The

suit originally alleged infringement of six patents relating to various notebook, desktop and enterprise computer technologies. On April 2, 2004, HPDC filed an amended complaint, adding infringement allegations for four additional patents. HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On May 10, 2004, Gateway filed an answer and a counterclaim, alleging infringement of five Gateway patents relating to computerized television, wireless, computer monitoring and computer expansion card technologies. Gateway seeks an injunction, unspecified monetary damages, interest and attorneys' fees. There are now 19 patents at issue in the Southern District of California. Claim construction began in December 2004, continued in August 2005, and is scheduled to resume in September and October 2005. On May 6, 2004, HP and HPDC filed a complaint with the United States International Trade Commission ("ITC") alleging that Gateway infringes seven computer technology patents. HP subsequently withdrew three patents from the investigation. Trial was held in March 2005 on the four patents remaining in the investigation. HP sought an injunction. On August 8, 2005, the Administrative Law Judge issued an initial determination that found Gateway violated Section 337 of the Tariff Act of 1930, as amended, by importing certain personal computers found to infringe two HPDC patents related to parallel ports. The Administrative Law Judge held the other two HPDC patents to be invalid, not infringed or both. The Administrative Law Judge also issued a limited exclusion order barring the importation of Gateway's accused products. The initial determination and limited exclusion order will be reviewed by the ITC and a final determination is expected in December 2005. On October 21, 2004, HPDC filed suit in the United States District Court for the Western District of Wisconsin against eMachines, a wholly-owned subsidiary of Gateway, alleging infringement of five HPDC patents relating to personal and desktop computers. On February 17, 2005, the action was transferred to the Southern District of Texas (Houston division). HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On September 7, 2005, the court stayed the action as to two of the three patents remaining in the suit because of related proceedings in the International Trade Commission. The case will proceed as to the remaining patent. A claim construction hearing is scheduled for March 6, 2006. No trial date has been scheduled. On June 6, 2005, HP and HPDC filed suit in the Superior Court of California for the County of Santa Clara against eMachines. The complaint alleges that eMachines failed to observe its contractual obligation to permit an audit of eMachines' compliance with the terms of its royalty-bearing license to HP and HPDC. HP and HPDC seek specific performance, specified costs and attorneys' fees. On July 6, 2005, HPDC filed a complaint with the ITC that alleges infringement by both Gateway and eMachines of five computer technology patents. HPDC seeks to enjoin Gateway and eMachines from importing certain personal computers found to infringe the HPDC patents. The ITC initiated its investigation on August 9, 2005. Trial is scheduled for no later than May 1, 2006.

        On July 2, 2004, Gateway filed a complaint with the ITC alleging HP's infringement of three patents relating to audio control, imaging and computerized television technologies. The claim construction hearing was held in February 2005. Following the court's construction of the patents, Gateway withdrew two of the three patents from the investigation. The remaining patent relates to computerized television technologies. Gateway seeks an injunction against HP's importation of its media center PCs and digital entertainment centers, among other similar multimedia products. The trial was held in May 2005 and an initial decision is expected from the Administrative Law Judge in October 2005. Also on July 2, 2004, Amiga Development LLC ("Amiga"), an entity affiliated with Gateway, filed a lawsuit against HP in the United States District Court for the Eastern District of Texas, alleging infringement of three patents relating to computer monitoring, imaging and decoder technologies. Amiga has since changed it name to AD Technologies, LLC and withdrawn one of the patents. AD Technologies seeks an injunction, unspecified monetary damages, interest and attorneys' fees. HP and HPDC answered and counterclaimed, alleging infringement by Amiga and Gateway of four HPDC patents related to personal computer technology. The trial is scheduled for April 3, 2006. On August 18, 2004, Gateway filed a declaratory relief action against HPDC in the United States District Court for the Southern District of California seeking a declaration of non-infringement and invalidity of the above-referenced four HPDC patents relating to personal computer technology. HPDC answered and counterclaimed and alleged infringement of the same four patents, and the claims were consolidated into the litigation pending in the Southern District described above. HP seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On February 22, 2005, eMachines filed a declaratory judgment action against HPDC in the Southern District of Texas on the three patents relating to personal and desktop computers at issue in HPDC's suit against eMachines described above. eMachines subsequently dismissed this action.

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

        Miller, et al. v. Hewlett-Packard Company is a lawsuit filed on March 21, 2005 in the United States District Court for the district of Idaho on behalf of a putative class of persons who were employed by third-party temporary service agencies and who performed work at HP facilities in the United States. Plaintiffs claim that they were incorrectly classified as contractors or contingent workers and, as a result, were wrongfully denied employee benefits not covered by the Employment Retirement Income Security Act of 1974 ("ERISA") and benefits covered by ERISA. Among the benefits enumerated are benefits under HP's Share Ownership Plan, service award program, adoption assistance program, credit union, dependent care reimbursement program, educational assistance program, time off programs, flexible work arrangements and the 401(k) plan. On May 22, 2005, plaintiffs filed their first amended complaint, which added 13 named plaintiffs and a count under the Worker Adjustment and Retraining Notification Act ("WARN") in anticipation of alleged reductions in force. In addition, they refined their class claims and defined the class to include those persons who have been, or now are, hired by HP through Agencies to work at HP facilities in the United States of America from March 21, 2000 through the present who have been deprived of the full benefit of employee status by being misclassified as contractors or contingent workers or temporary workers or other mis-classification devices. Plaintiffs seek declaratory relief, an injunction, retroactive and prospective benefits and compensation, unspecified damages and enhanced damages, interest, costs and attorneys' fees.

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, and profited from, the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Victims Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. On November 29, 2004, the court dismissed with prejudice the plaintiffs' complaint. In May 2005, the plaintiffs filed an amended notice of appeal in the United States Court of Appeals for the Second Circuit.

        In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into original equipment manufacturer ("OEM") activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP is cooperating fully with this inquiry.

        In March 2003, the Korea Fair Trade Commission commenced an investigation of the Korean printing and supplies market and contacted HP requesting information on its printing systems business. A hearing was held on August 10, 2005 and the matter was concluded without the imposition of any fine on HP.

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

        Canada Dispute. The Government of Canada conducted cost audits of certain contracts between Public Works and Government Services Canada ("PWGSC") and each of Compaq Canada Corp. and Hewlett-Packard (Canada) Co. relating to services provided to the Canadian Department of National Defence ("DND"). Compaq Canada Corp. was combined with Hewlett-Packard (Canada) Co. following HP's acquisition of Compaq. HP cooperated fully with the audit and conducted its own inquiry, sharing the results of its investigation with PWGSC and DND. On May 14, 2004, HP announced that it had resolved the dispute with the Government of Canada. HP Canada agreed to reimburse the Government of Canada the sum of CDN$146 million (approximately US$105 million), an amount determined by both parties to be appropriate upon investigation. HP recorded $70 million in the second quarter of fiscal 2004 and recorded $35 million in the prior fiscal year. HP determined that it was important for HP to honor its contractual obligations, rather than engage in protracted litigation with the Government of Canada, despite the lack of evidence that HP employees derived any improper benefit from the complex scheme designed to exploit both parties. HP has entered into agreements to recover, and has recovered, a portion of these funds from certain responsible individuals and continues to consider further proceedings against others to recover additional funds.

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

        The European Union ("EU") has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). Producers participating in the market are financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. All but a few of the 25 EU member countries have transposed the directive into law but implementation in certain countries may be delayed until later in 2005 or, potentially, into 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. HP is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

Note 14: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, solutions and services to individual consumers and businesses. HP's offerings span IT infrastructure and storage, personal computing and other access devices, multi-vendor services including maintenance, consulting and integration and outsourcing, and imaging and printing.

        HP's operations are organized into seven business segments: Personal Systems Group ("PSG"), Imaging and Printing Group ("IPG"), Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Financial Services ("HPFS"), Software and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the Consolidated Condensed Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). In order to provide a supplementary view of HP's business, aggregated financial data for TSG is presented herein.

        Segment operating results for the three and nine months ended July 31, 2004 have been restated to conform to certain minor fiscal 2005 organizational realignments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

        Technology Solutions Group.    Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. Business critical servers include Reduced Instruction Set Computing (RISC)-based servers running on HP-UX, Itanium®(1)-based Integrity servers running on HP-UX, Windows®(2) and Linux and the HP AlphaServer product line running on both Tru64 UNIX®(3) and Open VMS. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Additionally, HP offers its NonStop fault-tolerant server products for business critical solutions. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows®, Linux and Novell operating systems, and HP's BladeSystem family of blade servers. HP's StorageWorks offerings include storage area networks (SANs), network attached storage, storage management software, as well as tape drives, tape libraries and optical archival storage.

  •
  HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration, and managed services. HPS also offers a variety of services tailored to particular industries such as manufacturing, network and service providers. In collaboration with ESS and Software, HPS teams with software and networking companies and systems integrators to bring solutions to HP's customers. Technology services (formerly called Customer Support) provides a range of technology services from standalone product support to high availability services for complex, global, networked, multi-vendor environments as well as business continuity and recovery services. Technology services also manages the delivery of product warranty support through its own service organization, as well as through authorized resellers. Consulting and integration services help customers measure, assess and maintain the link between business and IT; design and integrate the customers' environments into a more adaptive infrastructure; and align, extend and manage applications and business processes. Consulting and integration provides cross-industry solutions in areas such as supply chain, business portals, messaging and security. Managed services offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services and business process outsourcing.

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

        HP's other business segments are described below.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and small and medium business customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP business desktops and the HP Compaq business series, Evo notebook PCs and HP Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs. Workstations are individual computing products designed for users demanding enhanced performance programs, such as computer animation, engineering design and other programs requiring high resolution graphics. Workstations are provided for UNIX®, Windows® and Linux-based systems. Handheld computing devices include converged devices that have voice recognition capabilities and the iPAQ series of products ranging from entry-level devices primarily used as organizers to advanced devices with biometric security and wireless capability, that run on Windows® Mobile software. Digital entertainment products include plasma and LCD flat panel televisions, the HP Digital Entertainment Center, DVD and RW drives, CD writers and DVD writers.

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

        Restructuring charges and any associated adjustments thereto related to restructuring actions initiated prior to fiscal 2004 are not allocated to the business segments. For the three and six months ended April 30, 2005, workforce rebalancing charges have been included in business segment results. Beginning with the third quarter of fiscal 2005, workforce rebalancing charges, which include involuntary workforce reductions and voluntary severance incentives, were reported as restructuring charges and were not included in the business segment results.

        Selected operating results information for each business segment was as follows:

	Three months ended July 31
	Total Net Revenue		Earnings (Loss) from Operations
	2005	2004	2005	2004
	In millions
Enterprise Storage and Servers	$3,999	$3,333	$150	$(211)
HP Services	3,837	3,483	256	314
Software	249	225	(40)	(48)

Technology Solutions Group	8,085	7,041	366	55

Imaging and Printing Group	5,913	5,648	771	836
Personal Systems Group	6,386	5,904	163	23
HP Financial Services	489	488	58	42
Corporate Investments	143	113	(37)	(52)

Segment total	$21,016	$19,194	$1,321	$904

	Nine months ended July 31
	Total Net Revenue		Earnings (Loss) from Operations
	2005	2004	2005	2004
	In millions
Enterprise Storage and Servers	$12,230	$10,994	$405	$61
HP Services	11,636	10,167	829	907
Software	766	653	(86)	(149)

Technology Solutions Group	24,632	21,814	1,148	819

Imaging and Printing Group	18,370	17,656	2,517	2,755
Personal Systems Group	19,628	18,082	457	128
HP Financial Services	1,588	1,398	161	106
Corporate Investments	381	330	(139)	(136)

Segment total	$64,599	$59,280	$4,144	$3,672

        The reconciliation of segment operating results information to HP consolidated totals is as follows:

	Three months ended July 31		Nine months ended July 31
	2005	2004	2005	2004
	In millions
Net revenue:
Total segments	$21,016	$19,194	$64,599	$59,280
Elimination of intersegment net revenue and other	(257)	(305)	(816)	(764)

Total HP consolidated net revenue	$20,759	$18,889	$63,783	$58,516

Earnings before taxes:
Total segment earnings from operations	$1,321	$904	$4,144	$3,672
Corporate and unallocated costs, and eliminations	(128)	(58)	(298)	(128)
Amortization of purchased intangible assets	(168)	(146)	(486)	(438)
Restructuring charges	(112)	(9)	(119)	(101)
Acquisition-related charges	—	(6)	—	(30)
In-process research and development charge	—	(28)	—	(37)
Interest and other, net	119	20	57	33
(Losses) gains on investments	(6)	1	(27)	5
Dispute settlement	7	—	(109)	(70)

Total HP consolidated	$1,033	$678	$3,162	$2,906

  Net revenue by segment and business unit

	Three months ended July 31		Nine months ended July 31
	2005	2004	2005	2004
	In millions
Net revenue:
Business critical systems	$885	$828	$2,775	$2,715
Industry standard servers	2,316	1,815	7,012	5,881
Storage	798	693	2,443	2,402
Other	—	(3)	—	(4)

Enterprise Storage and Servers	3,999	3,333	12,230	10,994

Technology services	2,394	2,245	7,247	6,554
Managed services	753	620	2,278	1,753
Consulting and integration	690	615	2,111	1,856
Other	—	3	—	4

HP Services	3,837	3,483	11,636	10,167

OpenView	164	145	501	413
OpenCall & other	85	80	265	240

Software	249	225	766	653

Technology Solutions Group	8,085	7,041	24,632	21,814

Commercial hardware	1,624	1,546	4,958	4,684
Consumer hardware	842	834	2,975	3,096
Supplies	3,389	3,192	10,251	9,669
Other	58	76	186	207

Imaging and Printing Group	5,913	5,648	18,370	17,656

Desktops	3,335	3,428	10,657	10,412
Notebooks	2,418	2,003	6,968	6,156
Workstations	317	248	929	745
Handhelds	171	169	650	613
Other	145	56	424	156

Personal Systems Group	6,386	5,904	19,628	18,082

HP Financial Services	489	488	1,588	1,398
Corporate Investments	143	113	381	330

Total segments	21,016	19,194	64,599	59,280

Eliminations of intersegment net revenue and other	(257)	(305)	(816)	(764)

Total HP consolidated	$20,759	$18,889	$63,783	$58,516

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

        Our business strategy revolves around the following strategic imperatives:

  •
  to provide consumer customers with superior products, services and overall experiences by offering leading-edge technologies that work seamlessly together;

  •
  to deliver to business customers the best return on IT investments in the industry;

  •
  to build world-class cost structures and processes across our entire portfolio of businesses; and

  •
  to focus our innovation and research and development in areas where we can make unique contributions while partnering with top providers in other areas to enable us to offer our customers complete IT solutions.

        This approach requires us to excel both in individual product categories and in managing across our broad portfolio in order to drive growth while optimizing cost structure.

        Our financial results also are impacted by our ability to predict and to respond to industry-wide trends. For instance, a trend that is significant to our business and financial results is the shift toward standardized products, which presents revenue opportunities for certain of our businesses but presents an ongoing challenge to our margins. To help address the potential margin impact of standardization, we take ongoing actions related to both revenue generation and cost structure management. In the sales and marketing area, we have programs designed to improve the rates at which we sell higher-margin configurations or options. We also continue to focus on managing procurement and labor expenses. Key to our overall efforts in delivering superior products while maintaining a world-class cost structure is the increasingly global nature of technology expertise. This trend is allowing us to develop a global delivery structure to take advantage of regions where advanced technical expertise is available at lower costs. As part of this effort, we continually evaluate our workforce and make adjustments we deem appropriate. In July 2005, we announced that we expect to terminate 14,500 employees through workforce restructurings or early retirement programs over the next six fiscal quarters beginning in the fourth quarter of fiscal 2005. We expect approximately half of the cost savings from these actions to be reinvested in our businesses. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift to global delivery is crucial to maintaining a long-term competitive cost structure.

        Our third quarter and year-to-date fiscal 2005 key financial metrics are as follows:

		TSG
	Consolidated	ESS	HPS	Software	Total	IPG	PSG	HPFS
	In millions, except per share amounts
Three Months Ended July 31
Net revenue	$20,759	$3,999	$3,837	$249	$8,085	$5,913	$6,386	$489
Year over year net revenue % increase	10%	20%	10%	11%	15%	5%	8%	0.2%
Earnings (loss) from operations	$913	$150	$256	$(40)	$366	$771	$163	$58
Earnings (loss) from operations as a % of net revenue	4.4%	3.8%	6.7%	(16.1)%	4.5%	13.0%	2.6%	11.9%
Net earnings	$73
Net earnings per share
Basic	$0.03
Diluted	$0.03
Nine Months Ended July 31
Net revenue	$63,783	$12,230	$11,636	$766	$24,632	$18,370	$19,628	$1,588
Year over year net revenue % increase	9%	11%	14%	17%	13%	4%	9%	14%
Earnings (loss) from operations	$3,241	$405	$829	$(86)	$1,148	$2,517	$457	$161
Earnings (loss) from operations as a % of net revenue	5.1%	3.3%	7.1%	(11.2)%	4.7%	13.7%	2.3%	10.1%
Net earnings	$1,982
Net earnings per share
Basic	$0.69
Diluted	$0.68

        Cash and cash equivalents at July 31, 2005 totaled $14.4 billion, an increase of $1.8 billion from the October 31, 2004 ending balance of $12.7 billion. The increase for the first nine months of fiscal 2005 was due primarily to net cash provided by operating activities, partially reduced by repurchases of common stock, the repayment of debt and investments in property, plant and equipment.

        We intend the discussion of our financial condition and results of operations that follows to provide information that will assist in understanding our Consolidated Condensed Financial Statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our Consolidated Condensed Financial Statements.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or if changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. Management believes there have been no significant changes during the nine months ended July 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

The Jobs Act

        The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings. During the third quarter of fiscal 2005, HP's chief executive officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate $14.5 billion in foreign earnings in fiscal 2005.

        HP recorded a tax expense in the third quarter of $788 million ($0.27 per share) related to this $14.5 billion dividend under the Jobs Act. The additional tax expense consists of federal taxes of $744 million, state taxes, net of federal benefits, of $73 million, and a net tax benefit of $29 million related to adjustments of deferred tax liabilities on both repatriated and unrepatriated foreign earnings.

        HP repatriated $7.5 billion of the planned dividend under the Jobs Act in the third quarter and expects to repatriate the remaining $7.0 billion in the fourth quarter of fiscal 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

        FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the Jobs Act on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. See further discussion of the Jobs Act in Note 10 of the Consolidated Condensed Financial Statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, and requires such recognition to begin with the first interim or annual period after June 15, 2005, (with early adoption encouraged). In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. Under the current rules, HP will be required and expects to adopt SFAS 123R in the first quarter of fiscal 2006, beginning November 1, 2005.

        Under SFAS 123R, the pro forma disclosures previously permitted will no longer be an alternative to financial statement recognition. HP expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees which will then be amortized on a straight-line basis. HP expects to apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. HP is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on November 1, 2005 will have a material impact on HP's consolidated results of operations and earnings per share. HP has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and is required to be adopted by HP in the first quarter of fiscal 2006. HP is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

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

        In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for obligations associated with the Directive on Waste Electrical and Electronic Equipment (the "Directive"), which was adopted by the European Union ("EU"). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive's adoption into law by the applicable EU member countries in which we have significant operations. HP is currently evaluating the effect that the adoption of FSP 143-1 will have on its consolidated results of operations and financial condition. Such effects will depend on the respective laws adopted by the EU member countries. See Note 13 of the Consolidated Condensed Financial Statements for further discussion.

        See Note 1 of the Consolidated Condensed Financial Statements for a description of other recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2005		2004(2)		2005		2004(2)
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$20,759	100.0%	$18,889	100.0%	$63,783	100.0%	$58,516	100.0%
Cost of sales(1)	15,942	76.8	14,545	77.0	48,908	76.7	44,418	75.9

Gross margin	4,817	23.2	4,344	23.0	14,875	23.3	14,098	24.1
Research and development	863	4.2	877	4.6	2,631	4.1	2,690	4.6
Selling, general and administrative	2,761	13.3	2,621	13.9	8,398	13.1	7,864	13.4
Amortization of purchased intangible assets	168	0.8	146	0.8	486	0.8	438	0.7
Restructuring charges	112	0.5	9	—	119	0.2	101	0.2
Acquisition-related charges	—	—	6	—	—	—	30	0.1
In-process research and development charges	—	—	28	0.2	—	—	37	0.1

Earnings from operations	913	4.4	657	3.5	3,241	5.1	2,938	5.0
Interest and other, net	119	0.6	20	0.1	57	0.1	33	0.1
(Losses) gains on investments	(6)	—	1	—	(27)	—	5	—
Dispute settlement	7	—	—	—	(109)	(0.2)	(70)	(0.1)

Earnings before taxes	1,033	5.0	678	3.6	3,162	5.0	2,906	5.0
Provision for taxes	960	4.6	92	0.5	1,180	1.9	500	0.9

Net earnings	$73	0.4	$586	3.1	$1,982	3.1	$2,406	4.1

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Net Revenue

        The components of weighted average net revenue growth were as follows:

	Three months ended July 31, 2005	Nine months ended July 31, 2005
	Percentage Points
Enterprise Storage and Servers	3.5	2.1
Personal Systems Group	2.6	2.6
HP Services	1.9	2.5
Imaging and Printing Group	1.4	1.2
Software	0.1	0.2
HP Financial Services	0.0	0.3
Corporate Investments/Other	0.4	0.1

Total HP	9.9	9.0

        For the three months ended July 31, 2005, net revenue increased 10% from the prior-year comparable period (7% on a constant currency basis). U.S. net revenue was $7.6 billion for the third quarter of fiscal 2005, representing 5% growth compared to the prior-year period. International net revenue increased 13% to $13.2 billion compared to the prior-year period. For the first nine months of fiscal 2005, net revenue increased 9% from the prior-year comparable period (5% on a constant currency basis). The favorable currency impact for both periods was due primarily to a weaker dollar against the euro and the yen in the first half of the year and to a lesser extent in the third quarter, compared to the prior-year periods. U.S. net revenue increased 4% to $22.3 billion for the first nine months of fiscal 2005, as compared to the prior-year period, while international net revenue increased 12% to $41.5 billion.

        For the three and nine months ended July 31, 2005, ESS net revenue growth was driven primarily by volume increases and improved average selling prices ("ASPs") in industry standard servers. Storage net revenue improved for both periods with growth in the current quarter due to new product introductions and the performance of the mid-range EVA product line. Current quarter and to a lesser extent, year-to-date growth comparisons for both industry standard servers and storage benefited from the internal execution and business challenges that unfavorably impacted both businesses in the prior-year third quarter. Net revenue in business critical systems increased in both periods as a result of the continued growth of Integrity server revenue.

        For the three months ended July 31, 2005, PSG net revenue increased across all regions as a result of a 14% volume increase, with particularly strong shipment growth of 32% in the Asia Pacific region. The volume increase was the result of strong unit growth in consumer and commercial clients. Declines in ASPs for consumer and commercial clients moderated the current quarter PSG net revenue growth. Notebook PCs experienced revenue growth of 21% for the quarter which, along with the growth in digital entertainment products, added to the net revenue growth in the quarter. For the nine months ended July 31, 2005, PSG net revenue increased as a result of volume increases in consumer and commercial clients and the performance of digital entertainment products.

        HPS achieved net revenue growth across all businesses in the third quarter and first nine months of fiscal 2005. The growth in technology services for the current quarter was a result of organic growth and currency impacts which were partially offset by competitive pricing pressure. For the year-to-date period, acquisitions and currency impacts added to technology services net revenue growth. Net revenue in managed services increased for both periods due to new contracts, and strong revenue from our large contract installed base. Additionally, acquisitions contributed to the net revenue growth for the first nine months of fiscal 2005. Consulting and integration achieved net revenue growth in both periods due to strong order growth in Europe, the Middle East and Africa ("EMEA") and the Asia Pacific regions and the favorable impact of currency movements. Acquisitions contributed to the year-to-date net revenue growth in consulting and integration.

        The IPG net revenue increase for the third quarter and first nine months of fiscal 2005 was primarily the result of unit growth in laserjet supplies, which reflects increased sales of color-related products. Net revenue growth in Software in the third quarter and first nine months of fiscal 2005 was 11% and 17%, respectively, and was generated by larger contract and license fee growth in our OpenView product line. For the three months ended July 31, 2005, HPFS net revenue was virtually flat. Increases in operating leases were offset by reclassifying certain operating leases to capital leases. This reclassification resulted in a $40 million net reduction in revenue. For the nine months ended July 31, 2005, HPFS net revenue increased 14%, due primarily to a significant increase in operating leases.

Workforce Rebalancing

        As part of our ongoing cost structure evaluation, our various business segments routinely review the size of their workforces and make adjustments they deem appropriate. As a result, we generally incur severance and related expenses consisting of voluntary severance incentive costs and involuntary workforce reduction costs. Workforce rebalancing charges for the nine months ended July 31, 2005 totaled $236 million, of which $121 million was recorded to cost of sales, $51 million was recorded to research and development expense and the remaining $64 million was recorded to selling and general administrative expense. We recorded these costs during the six months ended April 30, 2005. As a result of these actions, we expect to reduce headcount by approximately 3,000 employees, of whom substantially all have been terminated as of July 31, 2005. Of the workforce rebalancing charges, approximately $199 million had been paid as of July 31, 2005, and the remainder is expected to be paid by the end of fiscal 2005.

Gross Margin

        The weighted average components of the change in gross margin as a percentage of net revenue were as follows:

	Three months ended July 31, 2005	Nine months ended July 31, 2005
	Percentage Points
Enterprise Storage and Servers	0.8	(0.1)
Personal Systems Group	0.7	0.5
HP Financial Services	0.1	—
Software	—	0.1
HP Services	(0.5)	(0.5)
Imaging and Printing Group	(0.9)	(0.7)
Corporate Investments/Other	—	(0.1)

Total HP	0.2	(0.8)

        Total company gross margin increased for the third quarter of fiscal 2005, while for the first nine months of fiscal 2005, it declined, as compared to the same periods in the prior year. The third quarter increase in ESS gross margin was primarily the result of increased option attach rates, improved discount management and favorable unit mix in industry standard servers. Storage performance added to the gross margin improvement in ESS for the third quarter. Both the industry standard server and storage groups experienced gross margin improvement for the current quarter and, to a lesser extent, year-to-date periods as a result of the execution issues and business challenges that unfavorably impacted them in the prior-year third quarter. For the first nine months of fiscal 2005, the gross margin decline in ESS was the result of the continued mix shift towards industry standard servers within the segment and the mix shift to lower margin products within the business critical systems business. For the third quarter and first nine months of fiscal 2005, the gross margin improvement in PSG resulted from component cost declines, a mix shift toward notebook PCs and reduced warranty costs. The gross margin decline in HPS for both periods reflects primarily competitive pricing pressures and portfolio shifts within technology services, the absorption of workforce reduction costs, acquisition impacts and the current quarter bonus accruals. For IPG, the gross margin decline for both the current quarter and the first nine months of fiscal 2005 was attributable to strategic hardware pricing, the continued mix shift towards low-end products within hardware and a continued mix shift within supplies from inkjet to toner. Additionally, voluntary severance incentive charges taken in the first half of the fiscal year added to the year-to-date decline in the IPG gross margin.

Operating Expenses

  Research and Development

        For the three months ended July 31, 2005, research and development expense as a percentage of net revenue declined from the same period in the prior year. Each of our major segments experienced a year-over-year decline or little or no change in research and development expense as a percentage of net revenue as we continued to manage our costs effectively. Research and development expense decreased due primarily to the benefits of workforce reductions and tighter expense controls which were partially offset by the current quarter bonus accrual. For the nine months ended July 31, 2005, total company research and development spending decreased as a percentage of net revenue from the same period in the prior year due in part to net revenue growth for the year-to-date period and continued cost controls. As a percentage of net revenue, each of our segments experienced a decrease in research and development expense. Such decreases resulted in part from continued cost controls, including workforce reduction actions in ESS, the consolidation of certain IPG work to a central location and lower program spending across HP. In IPG, cost savings resulted from worksite consolidation in the first quarter of fiscal 2005.

  Selling, General and Administrative

        Selling, general and administrative expense decreased slightly as a percentage of net revenue in both the third quarter and first nine months of fiscal 2005 from the prior-year period. The decrease as a percentage of net revenue resulted from a higher growth in revenue than growth in selling, general and administrative expense. The increase in spending for the third quarter was attributable to higher bonus accruals, and, to a lesser extent, the impact of unfavorable currency movements. For both the third quarter and first nine months of fiscal 2005, each of our major segments experienced a decline or only a minor increase in expenses as a percentage of net revenue for the period.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three and nine months ended July 31, 2005, compared to the same periods in the prior year, was due primarily to the amortization of intangible assets related to the acquisitions of Triaton in April 2004, Synstar in October 2004 and Snapfish in April 2005 as well as accelerated amortization related to early termination of certain acquired customer contracts.

  Restructuring Charges

        Restructuring charges for the three and nine months ended July 31, 2005 were $112 million and $119 million, respectively, compared to $9 million and $101 million in the three and nine months ended fiscal 2004, respectively. Of the total charges for the three and nine months ended 2005, $109 million is related to severance costs associated with the termination of approximately 1,450 employees, of whom approximately 1,040 have been terminated as of July 31, 2005. The remaining employees are expected to exit by the end of fiscal 2005. As of July 31, 2005, approximately $17 million had been paid and the remainder is expected to be paid by the end of first quarter of fiscal 2006. The remaining $3 million and $10 million restructuring charges for the third quarter and the first nine months, respectively, are related to revisions to estimates for the 2003, 2002, and 2001 restructuring plans.

        On July 19, 2005, HP's management announced its intention to restructure certain of its operations with the goal of reducing costs, simplifying HP's operating structure and placing greater focus on its customers. These actions could result in approximately 14,500 employees, or about 10% of its regular full-time staff, exiting HP through workforce restructuring or early retirement programs over the next six fiscal quarters beginning in the fourth quarter of fiscal 2005. HP estimates that it could incur pre-tax restructuring charges for these actions in the range of $1.1 billion over the same period. As a first step towards achieving this objective, in late July 2005, HP implemented an enhanced early retirement program in the U.S. The deadline to elect participation in the enhanced early retirement program closed for eligible U.S. employees on August 19, 2005. As of that date, approximately 3,200 employees elected to participate in the program at an estimated cost to HP of approximately $400 million. These costs will be recognized as a restructuring charge in the fourth quarter of fiscal 2005. Now that the number of participants in the U.S. early retirement program is known, HP expects to develop and approve plans for additional workforce restructuring actions beginning in the fourth quarter of fiscal 2005. Beginning in fiscal 2006, HP expects savings of between $900 million and $1.0 billion. Beginning in fiscal 2007, HP expects ongoing annual savings of $1.9 billion, composed of $1.6 billion in labor costs and $300 million in benefit costs. HP expects approximately half the savings to be used to offset market forces or to be reinvested in the businesses to strengthen HP's competitiveness. The remainder is expected to flow through to operating profit.

Interest and Other, Net

        The increase in interest and other, net in the third quarter and the first nine months of fiscal 2005 was attributable primarily to favorable currency impacts on various balance sheet items, higher net interest income over the prior year and a gain on the sale of excess properties. The increase during the first nine months was moderated by a charge of $112 million for estimated taxes and related interest associated with pre-merger Compaq sales and use tax audits for the years 1998-2002.

(Losses) Gains on Investments

        The net loss for the third quarter and first nine months of fiscal 2005 resulted primarily from impairment charges on our equity investments in publicly-traded and privately-held investment portfolio. The gains in the first nine months of fiscal 2004 were attributable mainly to gains on a prior period divestiture and on the sale of investments, offset in part by impairment charges on our investment portfolio.

Dispute Settlement

        In the third quarter of fiscal 2005, we recorded a $7 million recovery from an individual related to a prior period settlement with the Government of Canada for cost audits of certain contracts. Additionally, in the first nine months of fiscal 2005, we reached a legal settlement of $141 million in our patent infringement case with Intergraph Hardware Technologies Company ("Intergraph") and recorded a charge of $116 million related to a cross-license agreement with Intergraph for products shipped in prior years. During the first nine months of fiscal 2004, we recorded $70 million in settlement costs from a dispute with the Government of Canada. See Note 13 of the Consolidated Condensed Financial Statements for a full description of these matters.

Provision for Taxes

        In the three months ended July 31, 2005, we recorded $900 million of net income tax expense related to items unique to the quarter. This included $788 million of tax expense associated with our determination in the quarter to repatriate $14.5 billion under the provisions of the Jobs Act; $47 million related to additional distributions received from foreign subsidiaries; and $65 million primarily related to adjustments to previously estimated tax liabilities. In addition, the tax rate is affected by certain transactions and adjustments described herein.

        Included in income tax expense for the nine months ended July 31, 2005 is a net charge of $740 million which includes the $900 million expense described above; a $63 million benefit to deferred taxes related to intercompany product transfers, which was recorded in the second fiscal quarter; $105 million in benefits resulting from an agreement with the Internal Revenue Service ("IRS") in the first fiscal quarter, which reduced accruals of U.S. taxes on earnings outside the U.S.; and other adjustments.

        For the three and nine months ended July 31, 2004, net favorable adjustments to previously estimated tax liabilities were $101 million and $147 million, respectively. The adjustments recorded in the third quarter of fiscal 2004 consisted primarily of a net favorable revision to estimated tax accruals upon filing the 2003 U.S. income tax return and the resolution of certain outstanding matters with the tax authorities. Additional net favorable adjustments during the second quarter of fiscal 2004 were attributable primarily to a reduction in taxes on foreign earnings due to a change in regulatory policy.

        Our effective tax rates were 92.9% and 13.6% for the three months ended July 31, 2005 and July 31, 2004, respectively, and 37.3% and 17.2% for the nine months ended July 31, 2005 and July 31, 2004, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.

        Excluding the $788 million tax charge related to the repatriation under the provisions of the Jobs Act, our effective tax rates would have been 16.7% and 12.4% for the three months and nine months ended July 31, 2005, respectively. Excluding the impact of the transactions and adjustments described above, and the tax effect of pre-tax adjustments unique to the periods, our effective tax rates would have been 8.2% and 27.3% for the three months ended July 31, 2005 and July 31, 2004, respectively, and 15.8% and 22.3% for the nine months ended July 31, 2005 and July 31, 2004, respectively.

Segment Information

        A description of the products and services for each segment can be found in Note 14 to the Consolidated Condensed Financial Statements. We have restated segment financial data for the three and nine months ended July 31, 2004 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2005. We have presented the business segments in this Quarterly Report on Form 10-Q based on our management organizational structure as of July 31, 2005 and the distinct nature of our various businesses. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

        ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). The results of the business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended July 31
	2005	2004	% Increase
	In millions
Net revenue	$3,999	$3,333	20.0%
Earnings (loss) from operations	$150	$(211)	N/A
Earnings (loss) from operations as a % of net revenue	3.8%	(6.3)%
	Nine months ended July 31
	2005	2004	% Increase
	In millions
Net revenue	$12,230	$10,994	11.2%
Earnings from operations	$405	$61	563.9%
Earnings from operations as a % of net revenue	3.3%	0.6%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended July 31, 2005	Nine months ended July 31, 2005
	Percentage Points
Industry standard servers	15.1	10.3
Storage	3.2	0.4
Business critical systems	1.7	0.5
Other ESS	0.0	0.0

Total ESS	20.0	11.2

        On a constant currency basis, ESS net revenue increased 17% for the third quarter and also increased 8% for the first nine months of fiscal 2005, compared to the same periods in fiscal 2004. The favorable currency impact was due primarily to a weaker dollar against the euro and yen in the first half of the year and, to a lesser extent, in the third quarter. For the third quarter and first nine months of fiscal 2005, as compared to the prior-year periods, ESS net revenue growth was driven primarily by volume increases and improved ASPs in industry standard servers, which were due primarily to unit growth and increased option attach rates in the ProLiant server line. Improved discount management and favorable unit mix also added to the third quarter growth in industry standard servers along with strong blade server revenue growth of 53% from the prior-year period. The current quarter and, to a lesser extent, year-to-date growth comparisons in the industry standard server group also benefited from the internal execution problems that unfavorably impacted the business in the prior-year period. Storage net revenue improved 15% in the third quarter and 2% for the first nine months of fiscal 2005 compared to the same periods in the prior year due to new product introductions and customer acceptance resulting in the strong performance of mid-range EVA products. The current quarter and, to a lesser extent, year-to-date storage comparisons also benefited from the business challenges that unfavorably impacted the storage business in the prior-year period. Net revenue improved in storage area networks ("SANs") and the tape and supplies businesses in the third quarter. For the year-to-date period SANs net revenue improved while the tape and supplies businesses declined. Business critical systems net revenue increased by 7% in the third quarter and 2% for the first nine months of fiscal 2005, as Integrity server net revenue was 24% of the business critical servers (excluding NonStop servers) revenue mix in the third quarter, up from 12% in the prior year period as the planned decline in the AlphaServer product line continued. Integrity servers experienced net revenue growth for both periods while PA RISC servers experienced net revenue declines in both periods. For the third quarter and first nine months of fiscal 2005, HP-UX server net revenue increased 8% and 6%, respectively, from the same periods in the prior year. For the third quarter and first nine months of fiscal 2005, NonStop server net revenue declined due to a mature installed base.

        ESS earnings from operations as a percentage of net revenue for the three months ended July 31, 2005 improved by 10.1 percentage points, reflecting a 6.5 percentage points decline in operating expense as a percentage of net revenue, coupled with a 3.6 percentage point improvement in gross margin. The gross margin improvement in the third quarter was the result of higher option attach rates, improved discount management and favorable unit mix in industry standard servers. Storage added to the current quarter gross margin growth due to increased volume and supply chain efficiencies. Both the industry standard server and storage businesses experienced certain execution issues and business challenges in the prior-year third quarter that favorably impacted the current quarter gross margin comparison. The decrease in operating expense as a percentage of net revenue for the current quarter resulted from strong net revenue growth coupled with a decline in operating expense spending as the benefits from our workforce reductions in the first half of fiscal 2005 took effect.

        For the first nine months of fiscal 2005, the 2.7 percentage point increase in the earnings from operations ratio as a percentage of net revenue was driven primarily by a 3.6 percentage points decrease in operating expenses as a percentage of net revenue, partially offset by a 0.9 percentage points decrease in gross margin. We recorded $57 million of workforce reduction costs in the first two quarters of fiscal 2005. Our reduced operating expenses reflect the benefits of these measures along with tight controls on expense spending. For the first nine months of fiscal 2005, the gross margin decline in ESS was the result of the continued mix shift towards industry standard servers within the segment and the mix shift to lower margin products within the business critical systems business as Integrity products assumed a greater percentage of business critical systems net revenue. The year-to-date industry standard servers and storage gross margins were favorably impacted by certain execution issues and business challenges that unfavorably impacted the third quarter of the prior year.

HP Services

	Three months ended July 31
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$3,837	$3,483	10.2%
Earnings from operations	$256	$314	(18.5)%
Earnings from operations as a % of net revenue	6.7%	9.0%
	Nine months ended July 31
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$11,636	$10,167	14.4%
Earnings from operations	$829	$907	(8.6)%
Earnings from operations as a % of net revenue	7.1%	8.9%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended July 31, 2005	Nine months ended July 31, 2005
	Percentage Points
Technology services	4.3	6.8
Managed services	3.8	5.2
Consulting and integration	2.2	2.5
Other	(0.1)	(0.1)

Total HPS	10.2	14.4

        On a constant currency basis, HPS net revenue increased 7% for the third quarter and increased 10% in the first nine months of fiscal 2005. The favorable currency impact was due primarily to a weaker dollar against the euro and the yen in the first half of the year and, to a lesser extent, in the third quarter. Excluding acquisitions made since the first quarter of fiscal 2004, HPS net revenue growth for the nine months ended July 31, 2005 was 10%. Net revenue in technology services increased 7% and 11% for the third quarter and first nine months, respectively, of fiscal 2005. Excluding acquisitions made since the first quarter of fiscal 2004, technology services net revenue growth for the nine months ended July 31, 2005, was 5%. The current quarter organic growth in technology services was partially offset by competitive pricing pressures. For the three and nine months ended July 31, 2005, managed services net revenue increased 21% and 30%, respectively, from the prior-year periods, driven by new contracts, strong revenue from our large contract installed base, the Triaton acquisition in April 2004 and favorable currency impacts. Excluding acquisitions made since the first quarter of fiscal 2004, managed services net revenue growth was 26% for the first nine months ended July 31, 2005 compared to the prior-year period. Net revenue in consulting and integration increased 12% and 14% for the third quarter and first nine months, respectively, ended July 31, 2005, from the prior-year periods driven by strong order growth in EMEA and Asia Pacific and the favorable impact of currency. Additionally, the Triaton acquisition added to the year-to-date revenue growth in consulting and integration. Excluding acquisitions made since the first quarter of fiscal 2004, consulting and integration net revenue growth for the nine months ended July 31, 2005 was 12% compared to the prior-year period.

        HPS earnings from operations as a percentage of net revenue for the three and nine months ended July 31, 2005 declined by 2.3 and 1.8 percentage points, respectively. The operating margin decline in both periods was the result of the combination of a decline in gross margin offset partially by a decrease in operating expense as a percentage of net revenue. The gross margin decline in HPS for both periods reflected primarily competitive pricing pressures and portfolio shifts within technology services along with the absorption of workforce reduction costs in the first half of the year which amounted to $89 million, the impact of the Synstar acquisition on the segment along with the cost of current quarter bonus accruals. We continue to see the technology services portfolio evolve from higher margin proprietary support to lower margin areas such as multi-vendor integrated support, network environmental services and print services. Managed services gross margin improved in both periods due to the impact of the Triaton acquisition as well as improvement on global contracts and installed base gross margins. In both periods, consulting and integration gross margins improved despite continued pricing pressure due to overcapacity in the market space. For both the third quarter and first nine months ended July 31, 2005, efficiencies in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue despite workforce reduction costs in the first half of the year, which amounted to $11 million, and the impact of the current quarter bonus accruals.

Software

	Three months ended July 31
	2005	2004	% Increase
	In millions
Net revenue	$249	$225	10.7%
Loss from operations	$(40)	$(48)	16.7%
Loss from operations as a % of net revenue	(16.1)%	(21.3)%
	Nine months ended July 31
	2005	2004	% Increase
	In millions
Net revenue	$766	$653	17.3%
Loss from operations	$(86)	$(149)	42.3%
Loss from operations as a % of net revenue	(11.2)%	(22.8)%

        On a constant currency basis, Software net revenue increased 8% for the third quarter and increased 13% for the first nine months of fiscal 2005 compared to the same periods in fiscal 2004. The favorable currency impact was due primarily to a weaker dollar against the euro and the yen in the first half of the year and, to a lesser extent, in the third quarter. Excluding acquisitions made since the first quarter of fiscal 2004, Software net revenue growth for the nine months ended July 31, 2005, was 14% over the prior-year period. OpenView, our management solutions software product line, represented 9 and 13 percentage points of net revenue growth on a weighted average basis for the three and nine months, respectively, ended July, 31, 2005. OpenCall, our telecommunications solutions product line, represented 2 and 4 percentage points of growth on a weighted average net revenue basis for the three and nine months, respectively, ended July 31, 2005. OpenView net revenue growth for both periods was the result of increases in larger contracts and license fees. The impact of acquisitions also contributed to the OpenView net revenue growth in the first nine months of fiscal 2005. OpenCall net revenue growth for both periods was the result of an increase in contracts.

        The operating margin improvements of 5.2 and 11.6 percentage points for the three and nine months, respectively, ended July 31, 2005, as compared to the same periods in fiscal 2004, were driven primarily by an increase in gross margin and a decrease in operating expense as a percentage of net revenue. The improvement in gross margin for the third quarter of fiscal 2005 was driven by a higher margin rate in the OpenView contracts and OpenCall products and a favorable product mix. The gross margin improvement in the first nine months of fiscal 2005 was driven by higher margin rate in our core businesses and a favorable product mix. The decrease in operating expense as a percentage of net revenue for both periods was attributable to cost management efforts, principally related to research and development and marketing costs. Despite the unfavorable impact of currency and integration costs, a $3 million workforce reduction recorded during the first half of fiscal 2005 and current quarter bonus accruals, operating expenses increased at a significantly lower rate than the net revenue growth.

Imaging and Printing Group

	Three months ended July 31
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$5,913	$5,648	4.7%
Earnings from operations	$771	$836	(7.8)%
Earnings from operations as a % of net revenue	13.0%	14.8%
	Nine months ended July 31
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$18,370	$17,656	4.0%
Earnings from operations	$2,517	$2,755	(8.6)%
Earnings from operations as a % of net revenue	13.7%	15.6%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended July 31, 2005	Nine months ended July 31, 2005
	Percentage Points
Supplies	3.5	3.3
Commercial hardware	1.4	1.5
Consumer hardware	0.1	(0.7)
Other	(0.3)	(0.1)

Total IPG	4.7	4.0

        On a constant currency basis, IPG's net revenue increased 2% for the third quarter and 1% for the first nine months of fiscal 2005 compared to the same periods in fiscal 2004. The favorable currency impact was due primarily to a weaker dollar against the euro and the yen in the first half of the year and, to a lesser extent, in the third quarter. For the three and nine month periods ended July 31, 2005, the growth in supplies net revenue was attributable to unit growth in toner, due primarily to the increased sales of color-related products. The growth in commercial hardware net revenue in the third quarter and first nine months of fiscal 2005 was attributable to unit volume growth in color laser printers, multifunction printers and the digital press business. New product introductions, primarily in the second quarter of fiscal 2005, added to the net revenue growth in multifunction printers. Pricing declines among the low-end products offset some of the commercial hardware volume growth in the third quarter. For the third quarter of fiscal 2005, consumer hardware net revenue increased as a result of higher unit growth in digital imaging and printer products, while for the first nine months consumer hardware net revenue declined. The decline for the first nine months, and to a lesser extent, the third quarter of fiscal 2005 was due primarily to continuing decreases in ASPs due to the continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market, intense competition in both the all-in-one and single function inkjet printers and the ongoing decline in the scanner market.

        For the three months ended July 31, 2005, IPG earnings from operations as a percentage of net revenue declined by 1.8 percentage points, due to a decline of 2.6 percentage points in gross margin partially offset by a 0.8 percentage point decline in operating expenses. The gross margin decline was due primarily to strategic hardware pricing as well as the continued mix shift towards low-end products within hardware and a continued mix shift within supplies from inkjet to toner. Operating expense remained flat for the period as the cost benefits of recent headcount reductions was somewhat offset by the current quarter bonus accruals.

        For the nine months ended July 31, 2005, IPG earnings from operations as a percentage of net revenue declined by 1.9 percentage points, due to a 2.1 percentage point decline in gross margin and a 0.2 percentage point decline in operating expenses. The gross margin decline was attributable to voluntary severance incentive charges, an aggressive pricing environment, a low-end mix shift in consumer hardware and a mix shift within supplies from inkjet to toner. Operating expense, as a percentage of net revenue, remained relatively flat year-over-year, with a slight increase in spending due to voluntary severance incentive charges taken in the first half of the fiscal year and the current quarter bonus accruals offsetting the impact of headcount reductions and lower program spending.

Personal Systems Group

	Three months ended July 31
	2005	2004	% Increase
	In millions
Net revenue	$6,386	$5,904	8.2%
Earnings from operations	$163	$23	608.7%
Earnings from operations as a % of net revenue	2.6%	0.4%
	Nine months ended July 31
	2005	2004	% Increase
	In millions
Net revenue	$19,628	$18,082	8.5%
Earnings from operations	$457	$128	257.0%
Earnings from operations as a % of net revenue	2.3%	0.7%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended July 31, 2005	Nine months ended July 31, 2005
	Percentage Points
Notebook PCs	7.0	4.5
Workstations	1.2	1.0
Desktop PCs	(1.6)	1.3
Handhelds	0.0	0.2
Other	1.6	1.5

Total PSG	8.2	8.5

        On a constant currency basis, PSG's net revenue increased 5% for both the third quarter and the first nine months ended July 31, 2005, compared to the same periods in the prior year. The favorable currency impact for both periods was due primarily to a weaker dollar against the euro and the yen in the first half of the fiscal year and, to a lesser extent, in the third quarter. For the three months ended July 31, 2005, net revenue increased across all regions as a result of a 14% volume increase. Double digit revenue growth in EMEA and Asia Pacific was the result of volume increases of 18% and 32% respectively. These increases were driven by strong growth in consumer and commercial clients, offset by a decline in handhelds. The performance of digital entertainment products such as the Apple iPod®(1) from HP added to the growth in net revenue for both periods. In the third quarter of fiscal 2005, we announced that we will be exiting the Apple iPod® business in the fourth quarter of fiscal

(1)
iPod® is a registered trademark of Apple Computer, Inc.

2005, which may have an impact on growth rates of digital entertainment products in future periods. The PSG volume increase was moderated by a decline of 6% in ASPs, with consumer clients and commercial clients declining 9% and 6%, respectively, for the three months ended July 31, 2005. The decline in notebook and desktop ASPs were slightly offset by the digital entertainment products and an increase in handheld and workstation ASPs. For the nine months ended July 31, 2005, volume increased 13% from the prior-year period, while ASPs for consumer clients and commercial clients declined 9% and 4%, respectively. The decline in ASPs was due mainly to changes in the notebook product line-up that leveraged declines in component costs, and competitive pressures in consumer PCs. For the third quarter, the net revenue increase in notebook PCs was 21%, while consumer clients and commercial clients net revenues increased 8%, and 6%, respectively, from the prior-year period. For the first nine months of fiscal 2005, net revenue increases in desktop and notebook PCs were 2% and 13%, respectively, while commercial clients and consumer clients net revenue increased 6% and 8%, respectively, from the prior-year period.

        PSG's earnings from operations as a percentage of net revenue increased 2.2 percentage points for the third quarter of fiscal 2005, compared to the same period in fiscal 2004. The increase is the result of gross margin improvement, combined with flat operating expenses. The gross margin improvement was due primarily to component cost declines, a product mix shift toward higher margin notebook PCs, favorable currency impacts and reduced warranty costs. For the first nine months of fiscal 2005, PSG's earnings from operations as a percentage of net revenue increased 1.6 percentage points compared to the same period in fiscal 2004. The increase is the result of a gross margin improvement due primarily to component cost declines, a mix shift toward higher margin notebook PCs, and reduced warranty costs. Operating expense as a percentage of revenue was flat as a result of continued cost control measures.

HP Financial Services

	Three months ended July 31
	2005	2004	% Increase
	In millions
Net revenue	$489	$488	0.2%
Earnings from operations	$58	$42	38.1%
Earnings from operations as a % of net revenue	11.9%	8.6%
	Nine months ended July 31
	2005	2004	% Increase
	In millions
Net revenue	$1,588	$1,398	13.6%
Earnings from operations	$161	$106	51.9%
Earnings from operations as a % of net revenue	10.1%	7.6%

        For the three months ended July 31, 2005, HPFS net revenue increased slightly from the prior-year period. Higher revenues from a significant increase in operating leases and higher used equipment sales were offset by a $40 million net reduction in revenue resulting from the reclassification of certain leases from operating leases to capital leases. This reclassification was the result of a review of the leasing portfolio for appropriate lease classification. For the nine months ended July 31, 2005, the increase in HPFS net revenue from the prior-year period was the result primarily of a significant increase in operating leases and higher used equipment sales and other end of lease revenue.

        For the three months ended July 31, 2005, the 3.3 percentage point increase in earnings from operations as a percentage of net revenue consisted of a 4.7 percentage point increase in gross margin, offset partially by a 1.4 percentage point increase in operating expense. The gross margin increase resulted primarily from lower bad debt expense and the reclassification of certain leases from operating leases to capital leases, partially offset by a higher mix of lower margin operating lease assets. The decrease in bad debt expense was due to lower credit losses, the release of $14 million of reserves related to aged receivables in EMEA which have since been collected, and a reduction of reserves resulting from a stronger portfolio risk profile. The lease reclassifications resulted in a $40 million net reduction in revenue and a minimal increase in gross margin. The increase in operating expenses as a percentage of net revenue resulted primarily from the revenue reduction due to lease reclassifications.

        For the nine months ended July 31, 2005, the 2.5 percentage point increase in earnings from operations as a percentage of net revenue consisted of a 2.1 percentage point increase in gross margin and a 0.4 percentage point decline in operating expense. The gross margin increase resulted primarily from lower bad debt expense, partially offset by a higher mix of lower margin operating lease assets. The decrease in bad debt expense was due to lower credit losses, the release of $30 million of reserves related to aged receivables in EMEA which have since been collected, recoveries from accounts in Latin America previously written-off, and a reduction of reserves resulting from a stronger portfolio risk profile. The decline in operating expense as a percentage of net revenue was driven by a higher growth in revenue than in operating expenses.

Financing Originations

	Three months ended July 31		Nine months ended July 31
	2005	2004	2005	2004
	In millions
Total financing originations	$912	$874	$3,031	$2,734

        New financing originations, which include intercompany activity, increased 4% and 11% for the three and nine months ended July 31, 2005, respectively, compared to the same periods in fiscal 2004. The increases in both periods resulted from improved integration and engagement with HP's sales and marketing efforts.

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

	July 31, 2005	October 31, 2004
	In millions
Portfolio assets(1)	$7,030	$7,380

Allowance for doubtful accounts	124	213
Operating lease equipment reserve	46	51

Total reserves	170	264

Net portfolio assets	$6,860	$7,116

Reserve coverage	2.4%	3.6%
Debt to equity ratio(2)	5.4x	5.1x

(1)
Portfolio assets include financing receivables of $5.0 billon at July 31, 2005 and $5.3 billion at October 31, 2004 and net equipment under operating leases of $1.2 billion at July 31, 2005 and $1.4 billion at October 31, 2004, as disclosed in Note 7 of the Consolidated Condensed Financial Statements. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $400 million at both July 31, 2005 and October 31, 2004 and intercompany leases of approximately $400 million at July 31, 2005 and $300 million at October 31, 2004, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at July 31, 2005 decreased 5% from October 31, 2004. The decrease resulted primarily from portfolio amortization exceeding new lease originations, collections of billed receivables, and a decline in the exchange rate between the euro and the dollar. The overall percentage of portfolio assets reserved decreased due primarily to the write-off of assets covered by specific reserves, the release of $30 million of reserves for aged receivables in EMEA which have since been collected, and lower reserves resulting from a stronger portfolio risk profile.

        HPFS funds its operations mainly through a combination of intercompany debt and equity. The increase in the debt to equity ratio reflects a planned increase in portfolio leverage.

Roll-forward of Reserves:

	October 31, 2004	Additions to allowance	Deductions, net of recoveries	July 31, 2005
		In millions
Allowance for doubtful accounts	$213	$19	$(108)	$124
Operating lease equipment reserve	51	5	(10)	46

Total reserves	$264	$24	$(118)	$170

Corporate Investments

	Three months ended July 31
	2005	2004	% Increase
	In millions
Net revenue	$143	$113	26.5%
Loss from operations	$(37)	$(52)	28.8%
Loss from operations as a % of net revenue	(25.9)%	(46.0)%
	Nine months ended July 31
	2005	2004	% Increase (Decrease)
	In millions
Net revenue	$381	$330	15.5%
Loss from operations	$(139)	$(136)	(2.2)%
Loss from operations as a % of net revenue	(36.5)%	(41.2)%

        For the three and nine months ended July 31, 2005, the majority of the net revenue in Corporate Investments related to network infrastructure products, which grew 26% and 17%, respectively, compared to the same periods in fiscal 2004, as a result of continued product enhancements, particularly in gigabit Ethernet switch products.

        Expenses related to corporate development, global alliances and HP Labs decreased 5% for the third quarter and increased 6% for first nine months of fiscal 2005 compared to the same periods in fiscal 2004. The decrease for the three months ended July 31, 2005 was due to the winding down of several incubation projects. The increase for the nine months ended was due to higher spending on strategic initiatives and incubation programs. These expenses contributed to the majority of the loss from operations but were offset in part by operating profit from network infrastructure product sales. The overall decrease in operating loss for the three months ended July 31, 2005 was primarily the result of increasing operating margins related to the networking infrastructure products along with decreased expenses in corporate development, global alliances and HP Labs. The increase in the operating loss for the nine months ended July 31, 2005 was due to an increase in operating expense levels, offset by improvements in the gross margin. The improvement in gross margin was due primarily to favorable discounting and product mix effects related to the network infrastructure products. Operating expense levels increased due primarily to headcount growth in research and development and sales and marketing.

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

        The Jobs Act, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings. During the third quarter of fiscal 2005, HP's chief executive officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate $14.5 billion in foreign earnings in fiscal 2005.

        HP repatriated $7.5 billion of the planned dividend under the Jobs Act in the third quarter and expects to repatriate the remaining $7.0 billion in the fourth quarter of fiscal 2005.

        Foreign earnings repatriated under the Jobs Act increased liquidity in the United States, with a corresponding reduction in liquidity at HP's foreign subsidiaries. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

SOURCES AND USES OF CASH

	Nine months ended July 31
	2005	2004
	In millions
Net cash provided by operating activities	$6,142	$3,101
Net cash used in investing activities	(1,123)	(1,612)
Net cash used in financing activities	(3,237)	(1,692)

Net increase (decrease) in cash and cash equivalents	$1,782	$(203)

Operating Activities

        Net cash provided by operating activities rose by approximately $3.0 billion in the nine months ended July 31, 2005 as compared to the corresponding period in fiscal 2004. The increase is due primarily to improved effectiveness in accounts receivable collection efforts, improved inventory management and lower payments for accounts payable and restructuring, offset partially by higher pension contributions.

Investing Activities

        Net cash used in investing activities decreased by 30% for the nine months ended July 31, 2005 as compared to the corresponding period in fiscal 2004. The decrease was due primarily to lower cash paid for acquisitions.

Financing Activities

        Net cash used in financing activities was 91% higher for the nine months ended July 31, 2005 than in the first nine months of fiscal 2004. The increase was due primarily to higher repayment of debt and increased levels of repurchases of common stock.

        We repurchase shares of our common stock under a systematic program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 96 million shares for approximately $2.1 billion in the first nine months of fiscal 2005. In addition, in November 2004, we paid $51 million in connection with the completion of the fiscal 2004 accelerated share repurchase program. We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. In the first nine months of fiscal 2004, we repurchased approximately 51 million shares for an aggregate price of $1.1 billion. As of July 31, 2005, we had remaining authorization of approximately $780 million for future share repurchases. On August 25, 2005, the Board of Directors of HP authorized an additional $4.0 billion for future repurchases of HP's outstanding shares of common stock.

Key Performance Metrics

	Three months ended
	July 31, 2005	October 31, 2004
Days of sales outstanding in accounts receivable	38	43
Days of supply in inventory	38	39
Days of purchases outstanding in accounts payable	(51)	(52)

Cash conversion cycle	25	30

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

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The improvement in DSO resulted mainly from the timing of collections and seasonally lower revenue during the three months ended July 31, 2005 compared to the three months ended October 31, 2004. The decrease in DOS resulted primarily from improved inventory management and seasonally lower inventory at the end of the third quarter of fiscal 2005 as compared to the fourth quarter ended October 31, 2004. The decrease in DPO was primarily the result of seasonally lower purchases. These changes resulted in an improvement in the cash conversion cycle for the third quarter ended July 31, 2005 compared to the fourth quarter ended October 31, 2004.

LIQUIDITY

        As previously discussed, we use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support business operations, capital expenditures and the payment of stockholder dividends, in addition to a level of discretionary investments and share repurchases. We are able to supplement this near term liquidity, if necessary, with broad access to capital markets and credit line facilities made available by various foreign and domestic financial institutions.

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities and the overall cost of capital. Outstanding debt at July 31, 2005 decreased to $5.8 billion as compared to $7.1 billion at October 31, 2004, bearing weighted average interest rates of 4.7% and 5.3%, respectively. Short-term borrowings decreased to $2.4 billion at July 31, 2005 from $2.5 billion at October 31, 2004. The decrease primarily reflects the repayment of $1.5 billion U.S. Dollar Global Notes, which matured in June 2005, partially offset by the reclassification from long-term to short-term of $200 million of Series A Medium-Term Notes and €750 million Euro Medium-Term Notes, maturing in December 2005 and July 2006, respectively. In addition, during the first nine months of fiscal 2005, we issued $11.2 billion and repaid $11.2 billion of commercial paper. We did not issue long-term debt during the first nine months of fiscal 2005.

        HP, and not the HPFS financing business, issued or assumed the vast majority of HP's total outstanding debt. Like other financial services companies, HPFS has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At July 31, 2005, HPFS had approximately $6.9 billion in net portfolio assets, which include short- and long-term financing receivables and operating lease assets.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $1.2 billion as of July 31, 2005. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros, or approximately $637 million (the "Euro Program"). Trade receivables of approximately $6.0 billion were sold during the first nine months of fiscal 2005, including approximately $4.1 billion under the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs. As of July 31, 2005, there was approximately $644 million available under these programs, of which $370 million relates to the Euro Program.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At July 31, 2005
	Original Amount Available
		Used	Available
	In millions
2002 Shelf Registration Statement
Debt, global securities and up to $1,500 of Series B Medium Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	909	2,091
U.S. Credit Facilities
Expiring March 2006	1,500	—	1,500
Expiring March 2009	1,500	—	1,500
Lines of credit	2,481	116	2,365
Commercial paper programs
U.S.	6,000	—	6,000
Euro	500	313	187

	$17,981	$3,338	$14,643

        The securities issuable under the 2002 Shelf Registration Statement include notes with due dates of nine months or more from issuance. HP uses U.S. credit facilities for general corporate purposes, including to support our U.S. commercial paper program. In April 2005, HP increased its U.S. commercial paper program to $6 billion. HP has a $1.5 billion 364-day credit facility expiring in March 2006. The lines of credit are uncommitted and are available primarily through various foreign subsidiaries.

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

Contractual Obligations

        At July 31, 2005, our unconditional purchase obligations are approximately $1.2 billion, compared with $1.0 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004. Our unconditional purchase obligation at July 31, 2005 includes the settlement agreement with EMC pursuant to which HP agreed to pay $325 million (the net amount of the valuation of EMC's claims against HP less the valuation of HP's claims against EMC) to EMC, which HP can satisfy through the purchase for resale or internal use of complementary EMC products in equal installments of $65 million over the next five years, of which the first installment was paid on August 29, 2005. In addition, if EMC purchases HP products during the five year period, HP will be required to purchase an equivalent amount of additional products or services from EMC of up to an aggregate of $108 million.

        On August 1, 2005, $300 million of Medium-Term Notes assumed from Compaq became due and were paid.

        On August 11, 2005, HP announced it signed an agreement to acquire substantially all of the assets of Scitex Vision Ltd., a market leader in super-wide digital printing, for $230 million in cash. This acquisition is subject to certain regulatory approvals and customary closing conditions and is expected to be completed within approximately 90 days.

Funding commitments

        We previously disclosed in our Consolidated Financial Statements for the year ended October 31, 2004 that we expect to contribute approximately $850 million to our pension plans and $60 million to our post-retirement plans during fiscal 2005. As of July 31, 2005, we have made contributions of approximately $810 million and $45 million to pension plans and post-retirement plans, respectively. HP presently anticipates making additional contributions of between $650 million and $950 million to our pension plans and $15 million to our postretirement plans during the remainder of fiscal 2005. Our funding policy is to contribute cash to our pension plans so that we at least meet the minimum contribution requirements, as established by local government funding and taxing authorities. In the current fiscal year, we will continue to contribute cash to our global pension plans in amounts that are consistent with local funding requirements and tax considerations.

        In connection with our March 2002 acquisition of Indigo, HP issued approximately 53 million non-transferable contingent value rights ("CVRs") that entitle each holder to a one-time contingent cash payment of up to $4.50 per CVR, based on the achievement of certain cumulative revenue results over a three-year period that ended on March 31, 2005. We have not incurred a liability associated with the CVRs as of July 31, 2005, and, based on our estimate of such revenue results, we do not expect any material payments in the future.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2005, we are not involved in any material unconsolidated SPEs transactions.

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

Restructuring

        On July 19, 2005, HP's management announced its intention to restructure certain of its operations with the goal of reducing costs, simplifying HP's operating structure and placing greater focus on its customers. These actions could result in approximately 14,500 employees, or about 10% of its regular full-time staff, exiting HP through workforce restructuring or early retirement programs over the next six fiscal quarters beginning in the fourth quarter of fiscal 2005. HP estimates that it could incur pre-tax restructuring charges for these actions in the range of $1.1 billion over the same period. As a first step towards achieving this objective, in late July 2005, HP implemented an enhanced early retirement program in the U.S. The deadline to elect participation in the enhanced early retirement program closed for eligible U.S. employees on August 19, 2005. As of that date, approximately 3,200 employees elected to participate in the program at an estimated cost to HP of approximately $400 million. These costs will be recognized as a restructuring charge in the fourth quarter of fiscal 2005. Now that the number of participants in the U.S. early retirement program is known, HP expects to develop and approve plans for additional workforce restructuring actions beginning in the fourth quarter of fiscal 2005. Beginning in fiscal 2006, HP expects savings of between $900 million and $1.0 billion. Beginning in fiscal 2007, HP expects ongoing annual savings of approximately $1.9 billion, composed of $1.6 billion in labor costs and $300 million in benefit costs. HP expects approximately half the savings to be used to offset market forces or to be reinvested in the businesses to strengthen HP's competitiveness. The remainder is expected to flow through to operating profit.

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

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors may target our key market segments. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, distribution, range of products and services, account relationships, customer service and support, security, and availability of application software. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, it could harm our operations, results and prospects. Unlike many of our competitors, we have a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, we may invest less in certain of our businesses than our competitors do, and these competitors may have greater financial, technical and marketing resources available to them than the businesses against which they compete. Further, we may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than some of our competitors. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and therefore our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects. Even if we are able to maintain or increase market share for a particular product, revenue could decline due to increased competition from other types of products or because the product is in a maturing industry. Industry consolidation may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

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

        Many of the industries in which we compete are characterized by rapid technological advances in hardware performance, software functionality and features; frequent introduction of new products; short product life cycles; and continual improvement in product price characteristics relative to product performance. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be supported adequately by application software. Our revenue and gross margin also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales, or result in discounting, of some of our current offerings, offsetting the benefit of even a successful introduction. There also may be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions that we must manage. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates, and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materialize, future demand for our products and services and our results of operations may suffer.

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses. Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreements to us. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. Further, our costs of operations could be affected on an ongoing basis by the imposition of copyright levies or similar fees by rights holders or collection agencies in certain jurisdictions, primarily in Europe. In addition, it is possible that as a consequence of a merger or acquisition transaction third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these agreements.

Economic uncertainty could affect adversely our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and constrained IT spending has previously resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and realize customer receivables. We could experience such economic weakness and reduced spending, particularly in our consumer businesses, due to the effects of rising fuel costs. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult to forecast operating results and to make decisions about future investments. Delays or reductions in information technology spending could have a material adverse effect on demand for our products and services and consequently our results of operations, prospects and stock price.

Terrorist acts, conflicts and wars may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the ongoing military operations in Iraq, have created many economic and political uncertainties. In addition, as a major multi-national company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

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

        Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by United States regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violations of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

    Our future operating results may be adversely affected by any conflicts that might arise between our various sales channels, the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Many of our significant distributors operate on narrow product margins and have been negatively affected by recent economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Revenue from indirect sales could suffer and we could experience disruptions in distribution if our distributors' financial conditions or operations weaken.

  •
  Our inventory management will be complex as we continue to sell a significant mix of products through distributors.

    We must manage inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand and pricing issues. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. Our reliance upon indirect distribution methods may reduce visibility to demand and pricing issues, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may have to reduce our prices and write down inventory. Moreover, our use of indirect distribution channels may limit our willingness or ability to adjust prices quickly and otherwise to respond to pricing changes by competitors. We also may have limited ability to estimate future product rebate redemptions in order to price our products effectively.

We depend on third party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly.

        Our manufacturing operations depend on our ability to anticipate our needs for components and products and our suppliers' ability to deliver sufficient quantities of quality components and products at reasonable prices in time for us to meet critical manufacturing and distribution schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. We also rely on third party suppliers for the provision of contingent workers, and our failure to manage our use of such workers effectively could adversely affect our results of operations. As described in Note 13 to the Consolidated Condensed Financial Statements, we have been exposed to various legal claims relating to the status of contingent workers, and could face similar claims in the future. Other supplier problems that we could face include component shortages, excess supply and risks related to the terms of our contracts with suppliers, as described below.

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

  •
  Contractual terms.    As a result of binding price or purchase commitments with vendors, we may be obligated to purchase supplies or services or to retain workers at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase supplies or to retain workers for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or workers at lower prices, and our gross margin could suffer. In addition, many of our competitors obtain products or components from the same original design manufacturers and suppliers that we utilize. Our competitors may obtain better pricing and other terms, more favorable allocations of products and components during periods of limited supply, and could limit our ability to engage in relationships with certain original design manufacturers and suppliers. In addition, certain of our original design manufacturers and suppliers may decide in the future to not continue conducting business with us. Any of these actions by our competitors, original design manufactures or suppliers could adversely affect our future operating results and financial condition.

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

        Our quarterly sales have reflected a pattern in which a disproportionate percentage of each such quarter's total sales occur toward the end of such quarter. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the United States government) are often stronger in the third calendar quarter, consumer sales are often stronger in the fourth calendar quarter, and many customers whose fiscal and calendar years are the same spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Typically, our third fiscal quarter is our weakest and our fourth fiscal quarter our strongest. Many of the factors that create and affect seasonal trends are beyond our control.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In July 2005, we announced workforce restructurings as well as reductions through our early retirement programs involving the expected termination of approximately 14,500 employees worldwide during the six fiscal quarters following the announcement. Hiring in key areas is expected to offset some of these workforce reductions as approximately half of the cost savings is expected to be used to offset market forces or to be reinvested in our businesses to strengthen HP's competitiveness. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. We also must keep employees focused on HP's strategies and goals, which may be more difficult due to uncertainty surrounding the workforce reduction efforts announced in July 2005. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives is critical to our future, and competition for experienced employees in the IT industry can be intense. The failure to hire or loss of key employees, including employees who have elected to participate in the early retirement program announced in July 2005, could have a significant impact on our operations.

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

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

  •
  speculation in the press or investment community about our executive team, strategic position, financial condition, financial reporting, results of operations, effectiveness of cost cutting efforts, business acquisitions or significant transactions;

  •
  the announcement of new products, services, technological innovations or acquisitions by HP or competitors;

  •
  quarterly increases or decreases in revenue, gross margin or earnings, and changes in the executive team, business, organizational structure, operations, financial condition, financial reporting or prospects of HP or any of its business units; and

  •
  changes in quarterly revenue or earnings estimates by the investment community and variations between actual and anticipated financial results.

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

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with ongoing systems integration work. In particular, we are in the process of implementing new general ledger, order management and data warehouse systems to replace our current systems. As a part of this effort, we are rationalizing various legacy systems, upgrading existing software applications and implementing new data management applications to administer our business information. We may not be successful in implementing the new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource intensive. Any disruptions that may occur in the implementation of the new systems or any future systems could adversely affect our ability to report in an accurate and timely manner the results of our consolidated operations, our business segment results, our financial position and cash flows. Disruptions to these systems also could adversely impact our ability to fulfill orders and interrupt other operational processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected in the past, and in the future could adversely affect our financial results, stock price and reputation.

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

        Managing acquisitions, outsourcing transactions, strategic alliances, joint ventures, and divestitures requires varying levels of management resources, which may divert our attention from other business operations. These transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain and extraordinary transactions could impact our effective tax rate. In addition, we may also experience risks relating to the challenges and costs of closing a transaction, and the risk that an announced transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Unforeseen environmental costs could impact our future net earnings.

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead, cadmium and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed for China. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We also could face significant costs and liabilities in connection with product take-back legislation. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. The European Union ("EU") has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). Producers participating in the market are financially responsible for implementing these responsibilities beginning in August 2005. All but a few of the 25 EU member countries have transposed the directive into law but implementation in certain countries may be delayed until later in 2005 or, potentially, into 2006. HP's potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations.

We are subject to numerous risks in connection with Section 404 of the Sarbanes-Oxley Act.

        We are evaluating our internal control over financial reporting and related systems in order to allow our management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). As a result, we are incurring additional expenses and a diversion of management's time. While we currently anticipate completion of testing and evaluation of our internal control over financial reporting with respect to the requirements of Section 404 of Sarbanes-Oxley in a timely fashion, we may not be able to accomplish this because the applicable requirements are complex and time-consuming. In addition, as a result of our evaluation of internal control over financial reporting and related systems, we or our auditors may identify one or more material weaknesses in our internal control over financial reporting.

        Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Further, the effectiveness of internal controls in future periods is subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

        If we fail to evaluate our internal control over financial reporting and related systems in compliance with the requirements of Section 404, if we or our auditors determine that we have material weakness in our internal controls, if we fail to maintain the adequacy of our internal controls (including any failure to implement required new or improved controls), or if we experience difficulties in their implementation, our business and results of operations could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on the price of our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (May 2005)	12,350,000	$21.32	12,350,000	$1,377,582,273
Month #2 (June 2005)	13,040,000	$23.57	13,040,000	$1,070,171,358
Month #3 (July 2005)	11,971,000	$24.20	11,971,000	$780,475,141

Total	37,361,000	$23.03	37,361,000

        HP repurchased shares in the third quarter of fiscal 2005 under an ongoing systematic program to manage the dilution created by shares issued under employee stock plans. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. Amounts authorized for future repurchases under the systematic program are approved periodically. No additional authorizations occurred in the third quarter of fiscal 2005. Shares repurchased in the third quarter of fiscal 2005 were repurchased in private and open market transactions.

        At July 31, 2005, HP had total authorization for future repurchases of approximately $0.8 billion remaining under the previous authorization in September 2004. On August 25, 2005, the Board of Directors of HP authorized an additional $4.0 billion for future repurchases of HP's outstanding shares of common stock.

Item 6. Exhibits.

        The Exhibit Index beginning on page 79 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: September 8, 2005

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective April 1, 2005.	8-K	001-04423	99.2	April 5, 2005
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)
	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(f)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001

4(g)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(h)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(i)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(j)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
5-9	Not applicable.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective March 17, 2005.*	10-Q	001-04423	10(c)	June 8, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Registrant's 1987 Director Option Plan.*	S-8	33-30769	4	August 31, 1989
10(g)	Amendment of Registrant's 1987 Director Option Plan, effective July 17, 1991.*	10-K	001-04423	10(g)	January 14, 2005
10(h)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003

10(i)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(j)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(k)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(l)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(m)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(n)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(o)	Registrant's Excess Benefit Retirement Plan, amended and restated as of November 1, 1999.*	10-Q	001-04423	10(c)	September 12, 2000
10(p)	First Amendment to Registrant's Excess Benefit Retirement Plan, effective November 1, 1999.*	10-K	001-04423	10(b)(b)	January 21, 2003
10(q)	Second Amendment to Registrant's Excess Benefit Retirement Plan, effective April 1, 2004.*	10-Q	001-04423	10(t)	June 9, 2004
10(r)	Third Amendment to Registrant's Excess Benefit Retirement Plan, effective May 1, 2004.*	10-Q	001-04423	10(u)	June 9, 2004
10(s)	Hewlett-Packard Company Cash Account Pension Restoration Plan.*	10-K	001-04423	10(c)(c)	January 21, 2003

10(t)	Registrant's Executive Pay-for-Results Plan, amended and restated effective November 1, 2003.*	10-Q	001-04423	10(c)(c)	March 11, 2004
10(u)	Registrant's 2005 Executive Deferred Compensation Plan, effective January 1, 2005.*	8-K	001-04423	10.1	March 22, 2005
10(v)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(w)	Amended Employment Agreement, dated October 4, 2004, between Registrant and Michael J. Winkler.*	10-K	001-04423	10(c)(c)	January 14, 2005
10(x)	Employment Agreement, dated June 9, 2005, between Registrant and Todd Bradley.*‡
10(y)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*‡
10(z)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(a)(a)	Form letter to participants in the Registrant's Executive Pay-for-Results Plan for the second half of fiscal year 2005.*	10-Q	001-04423	10(b)(b)	June 8, 2005
10(b)(b)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(c)(c)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(d)(d)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(e)(e)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(f)(f)	Registrant's Service Anniversary Stock Plan, as amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003

10(g)(g)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	8-K	001-04423	99.1	April 5, 2005
10(h)(h)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-K	001-04423	10(j)(j)	January 14, 2005
10(i)(i)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-K	001-04423	10(k)(k)	January 14, 2005
10(j)(j)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(k)(k)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(l)(l)	Form of Stock Option Agreement for Registrant's 1987 Director Option Plan, as amended.*	10-K	001-04423	10(n)(n)	January 14, 2005
10(m)(m)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002

10(n)(n)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(o)(o)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(p)(p)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2003 Program.*‡
10(q)(q)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*‡
10(r)(r)	Long-Term Performance Cash Award Agreement for the 2005 Program.*‡
11	Not applicable.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	Not applicable.
15	None.
16-17	Not applicable.
18-19	None.
20-21	Not applicable.
22-24	None.
25-26	Not applicable.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.‡

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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