Form 10-K
period 2005-10-31
HEWLETT PACKARD CO
filed 2005-12-21
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4423

HEWLETT-PACKARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	94-1081436
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
3000 Hanover Street, Palo Alto, California	94304
(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code: (650) 857-1501
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share Liquid Yield Option™ Notes due 2017	New York Stock Exchange, Inc. The Nasdaq Stock Market, Inc. Pacific Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates was $58,942,534,082 based on the last sale price of common stock on April 29, 2005.

        The number of shares of HP common stock outstanding as of November 30, 2005 was 2,837,653,721 shares.

DOCUMENTS INCORPORATED BY REFERENCE DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2005 are incorporated by reference into Part III of this Report.	III

Hewlett-Packard Company

Form 10-K

For the Fiscal Year Ended October 31, 2005

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of workforce restructuring programs; the outcome of pending legislation and accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed after this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I

ITEM 1. Business.

        HP is a leading global provider of products, technologies, solutions and services to individual consumers, small and medium sized businesses ("SMBs") and large enterprises. Our offerings span:

  •
  enterprise storage and servers,

  •
  multi-vendor services, including technology support and maintenance,

  •
  consulting and integration and managed services,

  •
  personal computing and other access devices, and

  •
  imaging and printing-related products and services.

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

HP Products and Services; Segment Information

        During fiscal 2005, our operations were organized into seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS") and Corporate Investments. Given the cross-segment linkages in our Enterprise offerings, and in order to capitalize on up-selling and cross-selling opportunities, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). While TSG is not a business segment, this aggregation provides a supplementary view of our business. In each of the past three fiscal years, desktops, printing supplies and technology services each accounted for more than 10% of our consolidated net revenue. In addition, in fiscal 2004 and 2005 industry standard servers and notebooks each accounted for more than 10% of our consolidated net revenue.

        A summary of our net revenue, earnings from operations and assets for our segments and business units is found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

Technology Solutions Group

        TSG's mission is to coordinate our Enterprise offerings across organizations to create solutions that allow customers to manage and transform their business and information technology ("IT") environments. TSG allows us to leverage the resources and capabilities of our portfolio by applying key design principles consistently across business, application and infrastructure services with a vision of standardization, simplification, modularity and integration. Each of the business segments within TSG is described in detail below.

Enterprise Storage and Servers

        The server market continues to shift towards standards-based architectures as proprietary hardware and operating systems are being replaced by industry standard server platforms that typically offer compelling price and performance advantages by leveraging standards-based operating systems and microprocessor designs. At the same time, critical business functions continue to demand particular scalability and reliability. By providing a broad portfolio of storage and server solutions, ESS aims to optimize the combined product solutions required by different customers and provide solutions for a wide range of operating environments. ESS provides storage and server products in a number of categories.

        Industry Standard Servers.    Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily the Windows®(1), Linux and Novell operating systems and leverage Intel- and Advanced Micro Devices ("AMD")-based processors. The business spans a range of product lines that include pedestal-tower servers, density-optimized servers and HP's Blade System family of blade servers. In fiscal 2005, HP's industry standard server business continued to lead the industry in terms of units shipped. HP also has a strong position in blade servers, the fastest-growing segment of the market.

        Business Critical Servers.    Business critical servers include:

  •
  Reduced Instruction Set Computing ("RISC")-based servers with the HP 9000 line running the HP-UX operating system,

  •
  Itanium®(2)-based Integrity NonStop and MIPs-based NonStop fault-tolerant servers running the HP-UX, Windows®, Linux and OpenVMS operating systems,

  •
  HP AlphaServers running on both Tru64 UNIX®(3) and Open VMS, and

  •
  High-end scalable servers including the Superdome line.

(1)
Windows® is a registered trademark of Microsoft Corporation.

(2)
Itanium® is a registered trademark of Intel Corporation.

(3)
UNIX® is a registered trademark of The Open Group.

        Storage.    HP's StorageWorks offerings include entry-level, mid-range and enterprise arrays, storage area networks, network attached storage, storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

HP Services

        HPS provides a portfolio of multi-vendor IT services, including technology services, consulting and integration and managed services. HPS also offers a variety of services tailored to particular industries such as manufacturing, network and service providers, financial services and the public sector, including government and education services.

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

        Managed Services.    HPS offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services and business process outsourcing, as well as business continuity and recovery services.

Software

        Software provides management software solutions, including support, that allow enterprise customers to manage their IT infrastructure, operations, applications, IT services and business processes under the HP OpenView brand. In addition, this segment delivers a suite of comprehensive, carrier-grade platforms for developing and deploying next-generation voice, data and converged services to network and service providers under the HP OpenCall brand.

        HP is focused on extending its distributed systems management leadership position into application, service management and business process management market segments. As part of this drive, HP has made, and continues to make, targeted software acquisitions that have integrated technology and functionality enhancements into the HP OpenView offerings.

Personal Systems Group

        PSG is one of the leading vendors of personal computers ("PCs") in the world based on unit volume shipped and annual revenue. PSG provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for the commercial and consumer markets. We group commercial desktops, commercial notebooks and workstations into commercial clients and consumer desktop and consumer notebooks into consumer clients when describing our performance in these markets. Like the broader PC market, PSG continues to experience a shift toward mobile products such as notebooks. Both commercial and consumer PCs are based predominately on the Windows® operating system and use Intel and AMD processors.

        Commercial PCs.    PSG offers a variety of personal computers optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. These commercial PCs include the HP Compaq business desktops and business notebooks, as well as the HP Compaq Tablet PCs for mobile professionals.

        Consumer PCs.    Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs, and are targeted at the home user. In addition to optimizing configurations and value, PSG seeks to differentiate its products with distinguishing features such as the HP Personal Media Drive, a removable hard drive that can plug into an HP Media Center PC or be removed and used as an external hard drive with any notebook or PC supporting the common USB standard, allowing consumers to take their digital media with them.

        Workstations.    Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. HP provides workstations for UNIX®, Windows® and Linux-based systems.

        Handheld Computing.    HP provides a series of iPAQ Pocket PC handheld computing devices that run on Windows® Mobile software. These products range from entry-level devices primarily used as organizers to advanced handheld computing devices with biometric security, wireless connectivity and built-in phone and camera capabilities.

        Digital Entertainment.    PSG's digital entertainment products are targeted at the intersection of the personal computing and consumer electronics markets and span a range of products and product categories that allow customers to enjoy a broad range of digital entertainment experiences. PSG's digital entertainment products include DVD+RW drives; the HP Movie Writer, which converts traditional VCR tapes into DVDs; the HP Digital Entertainment Center, which allows consumers to access their music, movies, home videos and photos from a single device via remote control; and plasma and LCD flat-panel televisions. Until November 2005, HP also resold the Apple iPod(5) from HP.

(5)
iPod is a trademark of Apple Computer, Inc.

Imaging and Printing Group

        IPG is the leading imaging and printing systems provider in the world for printer hardware, printing supplies and scanning devices, providing solutions across customer segments from individual consumers to small and medium businesses to large enterprises. IPG's offerings include inkjet printers, LaserJet printers, digital photography and entertainment, graphics and imaging and printer supplies.

        Inkjet Printers.    Inkjet systems include desktop single function and inkjet all-in-one printers, including photo, productivity and business inkjet printers and scanners.

        LaserJet Printers.    LaserJet systems include monochrome and color laser printers, printer-based multi-function devices (MFDs) and Total Print Management Solutions for enterprise customers. A key initiative in this area of IPG's business has been and continues to be driving color printing penetration in the office.

        Digital Photography and Entertainment.    Digital imaging products and services include photo specialty printers, digital cameras, accessories and online photo services through Snapfish. An important part of IPG's strategy is to provide digital imaging solutions that rival traditional imaging for quality, cost and ease of use so that consumers can manage their digital imaging throughout the home and outside the home.

        Graphics and Imaging.    Graphics and Imaging products include large format (DesignJet) printers, Indigo digital presses, digital publishing solutions and graphics printing solutions. A key initiative for IPG is to capture high-value pages by developing compelling solutions for the industrial, commercial printing and graphics segments.

        Printer Supplies.    Printer supplies include LaserJet toner and inkjet cartridges and other printing-related media. These supplies include HP-branded Vivera and ColorSphere ink and HP Premium and Premium Plus photo papers, which are designed to work together as a system to produce faster prints with improved resistance to fading, increased print quality and better affordability.

HP Financial Services

        HPFS supports and enhances HP's global product and service solutions, providing a broad range of value-added financial life cycle management services. HPFS enables our worldwide customers to acquire complete IT solutions, including hardware, software and services. The group offers leasing, financing, utility programs and asset recovery services, as well as financial asset management services for large global and enterprise customers. HPFS also provides an array of specialized financial services to SMBs and educational and governmental entities. HPFS offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

Corporate Investments

        Corporate Investments is managed by the Office of Strategy and Technology and includes Hewlett-Packard Laboratories, also known as HP Labs, and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions. Corporate Investments also derives revenue from licensing specific HP technology to third parties.

Sales, Marketing and Distribution

        We manage our business and report our financial results based on the principal business segments described above. Our customers are organized by consumer and commercial customer groups, and distribution is organized by direct and channel. Within the channel, we have various types of partners that we utilize for various customer groups. The partners include:

  •
  retailers that sell our products to the public through their own physical or Internet stores;

  •
  resellers that sell our products and services, frequently with their own value-added products or services, to targeted customer groups;

  •
  distribution partners that supply our solutions to smaller resellers with which we do not have direct relationships;

  •
  independent distributors that sell our products into geographies or customer segments in which we have little or no presence;

  •
  original equipment manufacturers ("OEMs") that integrate our products with their own hardware or software and sell the integrated products;

  •
  independent software vendors ("ISVs") that provide their clients with specialized software products, frequently driving sales of additional non-HP products and services, and often assist us in selling our products and services to clients purchasing their products; and

  •
  systems integrators that provide various levels and kinds of expertise in designing and implementing custom IT solutions and often partner with HPS to extend their expertise or influence the sale of our products and services.

        The mix of HP's business by channel or direct sales differs substantially by business and region. We believe that customer buying patterns and different regional market conditions necessitate sales, marketing and distribution to be tailored accordingly. HP is focused on driving efficiencies and productivity gains in both the direct and indirect business.

        In May 2004, we formed a cross-segment organization called the Customer Solutions Group ("CSG") to manage commercial sales and marketing activities for our enterprise, SMB and public sector customers. HP dissolved the CSG organization in the fourth quarter of fiscal 2005, with the objective of reducing complexity and duplication. This decision effectively put sales and marketing decisions and accountability back into the individual business segments. Customer segment-related sales and marketing activities now are hosted in TSG, PSG and IPG. Notwithstanding these changes, the concept of solution selling to different customer segments, as well as channel leverage, remains an important element of HP's go-to-market model.

        TSG manages enterprise and public sector customer relationships and also is charged with simplifying sales processes across our segments to improve speed and effectiveness. In this capacity, TSG manages our direct sales for value products and pre-sales technical consultants, as well as our direct distribution activities for commercial products and go-to-market activities with systems integrators and ISVs.

        PSG manages SMB customer relationships and commercial reseller channels, due largely to the significant volume of commercial PCs that HP sells through these channels. In addition to commercial channel relationships, the volume direct organization, which is charged with the management of direct sales for volume products such as commercial PCs and industry standard servers, is hosted within PSG.

        IPG manages HP's overall consumer-related sales and marketing activities, including our annual consumer product launch for the back-to-school and holiday seasons. IPG also manages consumer channel relationships with approximately 20,000 third-party retail locations for imaging and printing products, as well as other consumer products, including consumer PCs, which provides for a bundled sale opportunity between PCs and IPG products. In addition, IPG manages direct consumer sales through www.hp.com.

Manufacturing and Materials

        We utilize a number of contract manufacturers ("CMs") and original design manufacturers ("ODMs") around the world to manufacture HP-designed products. The use of CMs and ODMs is intended to generate cost efficiencies and reduce time to market for certain HP-designed products. Third-party OEMs manufacture some products that we purchase and resell under the HP brand. In addition to our use of CMs and ODMs, we currently manufacture finished products from components and sub-assemblies that we acquire from a wide range of vendors.

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

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines and parts for products with short life cycles (although some of these sources have operations in multiple locations). We are dependent upon Intel as a supplier of processors and Microsoft for various software products. However, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. We also have a valued relationship with AMD, and we have seen greater acceptance of AMD processors in the market in the last year.

        Like other participants in the high technology industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. From time to time, we have experienced significant price increases and limited availability of certain components that are not available from multiple sources. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on gross margin but does not disrupt production. On occasion, we acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority and availability of supply. See "Risk Factors—We depend on third party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly," in Item 1A, which is incorporated herein by reference.

International

        Our products and services are available worldwide. We believe this geographic diversity allows us to meet demand on a worldwide basis for both consumer and enterprise customers, draws on business and technical expertise from a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams to offset geographic economic trends and offers us an opportunity to access new markets for maturing products. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. In this regard, we believe that our broad geographic presence gives us a solid base to build upon for such future growth.

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Over 60% of our overall net revenue in fiscal 2005 came from outside the United States. The majority of our net revenue originating outside the United States was from customers other than foreign governments.

        For a discussion of risks attendant to HP's foreign operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses and financial condition," in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 8 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Research and Development

        We remain committed to innovation as a key element of HP's culture. Our development efforts are focused on designing and developing products, services and solutions that anticipate customers' changing needs and desires and emerging technological trends. Our efforts also are focused on identifying the areas where we believe we can make a unique contribution and the areas where partnering with other leading technology companies will leverage our cost structure and maximize our customers' experiences.

        HP Labs, together with the various research and development groups within the five principal business segments, are responsible for our research and development efforts. HP Labs is part of our Corporate Investments segment.

        Expenditures for research and development in fiscal 2005 were $3.5 billion, as compared to $3.6 billion in fiscal 2004 and $3.7 billion in fiscal 2003. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. At October 31, 2005, our worldwide patent portfolio included over 30,000 patents, a significant increase over the 25,000 patents we held at the end of fiscal 2004.

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

        In addition to developing our patents, we license intellectual property from third parties as we deem appropriate. We have also granted and continue to grant to others licenses under patents owned by us when we consider these arrangements to be in our interests. These license arrangements include a number of cross-licenses with third parties.

        For a discussion of risks attendant to intellectual property rights, see "Risk Factors—Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights," in Item 1A, which is incorporated herein by reference.

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

Seasonality

        General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, sales to governments (particularly sales to the U.S. government) often are stronger in the third calendar quarter, European sales often are weaker in the summer months and consumer sales often are stronger in the fourth calendar quarter. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. See "Risk Factors—Our sales cycle makes planning and inventory management difficult and future financial results less predictable," in Item 1A, which is incorporated herein by reference.

Competition

        We encounter aggressive competition in all areas of our business activity. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security and availability of application software and our Internet infrastructure offerings.

        The markets for each of our business segments are characterized by vigorous competition among major corporations with long-established positions and a large number of new and rapidly growing firms. Product life cycles are short, and to remain competitive we must develop new products and services, periodically enhance our existing products and services and compete effectively on the basis of the factors listed above. In addition, we compete with many of our current and potential partners, including OEMs that design, manufacture and often market their products under their own brand names. Our successful management of these competitive partner relationships will continue to be critical to our future success. Moreover, we anticipate that we will have to continue to adjust prices on many of our products and services to stay competitive.

        On an overall basis we are among the largest U.S.-based companies offering our range of general purpose computers and personal information, imaging and printing products for industrial, scientific, business and consumer applications, and IT services. We are the leader or among the leaders in each of our principal business segments.

        The competitive environments in which each segment operates are described below:

        Enterprise Storage and Servers.    The areas in which ESS operates are intensely competitive and are characterized by rapid and ongoing technological innovation and price reductions. Our competitors range from broad solutions providers such as International Business Machines Corporation ("IBM") to more focused competitors such as EMC Corporation in storage, Dell, Inc. ("Dell") in industry standard servers, and Sun Microsystems, Inc. in Unix®-based servers. Broad-based solutions providers benefit from their existing customer base and the breadth of their product offerings, while more focused competitors are able to concentrate their efforts on providing the most competitive product. We believe that our important competitive advantages in this segment include our broad range of server and storage products and related software and services, our global reach and our significant intellectual property portfolio and research and development capabilities, which will contribute to further enhancements of our product offerings.

        HP Services.    The principal areas in which HPS competes are technology services, consulting and integration and managed services. The technology services and consulting and integration markets have been under significant pressure as customers scrutinize their IT spending. However, this trend has benefited the managed services business as customers attempt to reduce their IT costs and focus their resources on their core businesses. Our key competitors in this segment include IBM Global Services and the services businesses of other technology products organizations, as well as Electronic Data Systems Corporation, Accenture and other systems integration firms. Many of our competitors are able to offer a wide range of services through a global network of service providers, and some of our competitors enjoy significant brand recognition. HPS teams with many services companies to extend our reach and augment our capabilities. Our competitive advantages include our global delivery organization, our deep technical expertise, our diagnostic and IT management tools, and the flexibility and choice we offer our customers.

        Software.    Our software competitors include other companies focused on providing software solutions for IT management, such as BMC Software Inc, Computer Associates International Inc., Mercury Interactive Corporation and IBM Tivoli Software.

        Personal Systems Group.    The areas in which PSG operates are intensely competitive and are characterized by rapid price reductions and inventory depreciation. Our primary competitor in the branded personal computers area is Dell with additional competition, particularly in niche markets, from companies such as Toshiba Corporation, Apple Computer, Inc., Lenovo Group Limited and Gateway, Inc. In particular regions, we also experience competition from companies such as Acer Inc. and Fujitsu Limited, both of which are particularly strong in Europe. We also face competition from generically-branded or "white box" manufacturers. Our competitive advantages include our broad portfolio, our innovation and research and development capabilities, and the availability of our products directly from HP or through our HP channel partners.

        Imaging and Printing Group.    We are the leading imaging and printing systems provider in the world for printer hardware, printing supplies and scanning devices. We believe that our brand recognition, reputation for quality, breadth of product offerings and large customer base are important competitive advantages. However, the markets for printer hardware and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. IPG's key competitors include Lexmark International, Inc., Xerox Corporation ("Xerox"), Seiko Epson Corporation, Sony Corporation of America, Canon USA, Inc. and Dell. In addition, independent suppliers offer refill and remanufactured alternatives for our supplies which, although generally offering lower print quality, may be offered at lower prices and put pressure on our supplies sales and margins. Other companies also have developed and marketed new compatible cartridges for HP's laser and inkjet products, particularly in jurisdictions outside of the United States where adequate intellectual property protection may not exist. In recent years, we and our competitors have regularly lowered prices on printer hardware both to reach new customers and in response to the competitive environment. Important areas for future growth include digital photography in the home and outside the home, printer-based multi-function devices in the office space, digital presses in our imaging and graphics space and driving color printing penetration in the office. While we encounter competitors in some product categories whose current market share is greater than ours, such as Xerox in copiers and Heidelberger Druckmaschinen Aktiengesellschaft in publishing, we believe we will provide important new contributions in both the home and publishing environments by providing comprehensive solutions.

        HP Financial Services.    In our financing business, our competitors are captive financing companies, mainly IBM Global Financing, as well as banks and financial institutions. We believe our competitive advantage in this business over banks and financial institutions is our ability to finance products, services and total solutions.

        For a discussion of risks attendant to these competitive factors, see "Risk Factors—The competitive pressures we face could harm our revenue, gross margin and prospects," in Item 1A, which is incorporated herein by reference.

Environment

        Some of our operations use substances regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damage or personal injury claims, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead, cadmium and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed in China.

        We also could face significant costs and liabilities in connection with product take-back legislation. The European Union (the "EU") has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"), although extensions were granted in some countries. Producers participating in the market became financially responsible for implementing their responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain EU member states may be delayed into 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan.

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

Executive Officers:

Mark V. Hurd; age 49; Chief Executive Officer and President

        Mr. Hurd has served as Chief Executive Officer ("CEO"), President and a member of the Board of Directors since April 1, 2005. Prior to that, he served as Chief Executive Officer of NCR Corporation, a technology company ("NCR"), from March 2003 to March 2005 and as President of NCR from July 2001 to March 2005. From September 2002 to March 2003, Mr. Hurd was the Chief Operating Officer of NCR, and from July 2000 until March 2003 he was Chief Operating Officer of NCR's Teradata data-warehousing division. Mr. Hurd also served as an Executive Vice President of NCR from July 2000 through July 2001.

Ann O. Baskins; age 50; Senior Vice President, General Counsel and Secretary

        Ms. Baskins was elected Senior Vice President in 2002 after serving as Vice President since November 1999. She has served as General Counsel responsible for worldwide legal matters since January 2000. Ms. Baskins has served as Secretary since 1999.

Gilles Bouchard; age 45; Executive Vice President, Global Operations

        Mr. Bouchard was elected Executive Vice President in January 2004. He also served as Chief Information Officer from January 2004 to July 2005. From May 2002 to December 2003, Mr. Bouchard was Senior Vice President of Imaging and Printing Group Operations. From March 2001 to May 2002, he was Vice President and General Manager of HP's Business Customer Operations. Mr. Bouchard also served as Vice President of Worldwide Operations for HP's Personal Computing Organization from December 1999 to March 2001.

R. Todd Bradley; age 47; Executive Vice President, Personal Systems Group

        Mr. Bradley was elected Executive Vice President in June 2005. From October 2003 to June 2005, he served as the Chief Executive Officer of palmOne Inc., a mobile computing company ("palmOne"). Mr. Bradley also served as President and Chief Operating Officer of palmOne from May 2002 until October 2003, and from June 2001 to May 2002 he served as Executive Vice President and Chief Operating Officer of palmOne. Mr. Bradley was the Executive Vice President, Global Operations for Gateway Inc., a technology company, from September 1998 to January 2001.

Charles N. Charnas; age 47; Vice President, Deputy General Counsel and Assistant Secretary

        Mr. Charnas was elected Assistant Secretary in 1999. He was appointed Vice President and Deputy General Counsel in 2002. Since 1999, he has headed the Corporate, Securities and Mergers and Acquisitions Section of HP's worldwide Legal Department. Mr. Charnas is not an executive officer for purposes of Section 16 of the Securities Exchange Act of 1934.

Jon E. Flaxman; age 48; Senior Vice President, Controller and Principal Accounting Officer

        Mr. Flaxman was elected Principal Accounting Officer on February 8, 2005. He was elected Senior Vice President in 2002 after serving as Vice President and Controller since May 2001. From May 1999 to May 2001, he served as Vice President and Chief Financial Officer of the Business Customer Organization.

Brian Humphries; age 32; Vice President, Investor Relations

        Mr. Humphries was elected Vice President in 2004. Since July 2004, he has served as Vice President of Investor Relations. From August 2003 to June 2004, he was Director of Financial Communications. From May 2002 to July 2003, he was director of Finance for Industry Standard Servers. Before HP's acquisition of Compaq, he served as Compaq's Director of Investor Relations from May 1999 to May 2002.

Vyomesh Joshi; age 51; Executive Vice President, Imaging and Printing Group

        Mr. Joshi was elected Executive Vice President in 2002 after serving as Vice President since January 2001. He became President of the Imaging and Printing Group in February 2001. Mr. Joshi also served as Chairman of Phogenix Imaging LLC, a joint venture between HP and Kodak, from 2000 until May 2003, when Phogenix was dissolved. From 1999 to 2000, he was Vice President and General Manager of Inkjet Systems. Mr. Joshi also is a director of Yahoo! Inc.

Richard H. Lampman; age 60; Senior Vice President of Research, Director of HP Labs

        Mr. Lampman was elected Senior Vice President in 2002. He has served as the director of HP Labs since 1999.

Catherine A. Lesjak; age 46; Senior Vice President and Treasurer

        Ms. Lesjak was elected Senior Vice President and Treasurer in 2003. From May 2002 to July 2003, she was Vice President of Finance for Enterprise Marketing and Solutions and Vice President of Finance for the Software Global Business Unit. From June 2000 to May 2002, Ms. Lesjak was Controller for the Software Solutions Organization.

Ann M. Livermore; age 47; Executive Vice President, Technology Solutions Group

        Ms. Livermore was elected Executive Vice President in 2002 after serving as Vice President since 1995. Since May 2004, she has led the Technology Solutions Group. In April 2001, she became President of HP Services. In October 1999, she became President of the Business Customer Organization. Ms. Livermore also is a director of United Parcel Service, Inc.

Catherine T. Lyons; age 49; Executive Vice President and Chief Marketing Officer

        Ms. Lyons was elected Executive Vice President and Chief Marketing Officer in June 2005. From September 2003 to June 2005, she was Senior Vice President of Business Imaging and Printing, and from 2001 to 2003, Ms. Lyons was Vice President and General Manager for the Inkjet Supplies Division. From 1999 to 2001, she was General Manager of the LaserJet Supplies Business and IPG Supplies category.

Randall D. Mott; age 49; Executive Vice President and Chief Information Officer

        Mr. Mott was elected Executive Vice President and Chief Information Officer in July 2005. From 2000 to June 2005, Mr. Mott was Senior Vice President and Chief Information Officer of Dell, a technology company.

Marcela Perez de Alonso; age 51; Executive Vice President, Human Resources

        Ms. Perez de Alonso was elected Executive Vice President, Human Resources in January 2004. From 1999 until she joined HP in January 2004, Ms. Perez de Alonso was Division Head of Citigroup North Latin America Consumer Bank, in charge of the retail business operations of Citigroup in Puerto Rico, Venezuela, Colombia, Peru, Panama, the Bahamas and the Dominican Republic and also in charge of deposit products for the international retail bank until 2002.

Shane V. Robison; age 52; Executive Vice President and Chief Strategy and Technology Officer

        Mr. Robison was elected Senior Vice President in 2002 in connection with HP's acquisition of Compaq. He has served as Chief Strategy and Technology Officer since May 2002. Prior to joining HP, Mr. Robison served as Senior Vice President, Technology and Chief Technology Officer at Compaq from 2000 to May 2002.

Robert P. Wayman; age 60; Executive Vice President and Chief Financial Officer

        Mr. Wayman has served as Executive Vice President since December 1992 and Chief Financial Officer since 1984. Mr. Wayman served as interim CEO from February 2005 through March 2005. He was elected to HP's Board of Directors in February 2005 and previously had served on the Board from 1993 to 2002. Mr. Wayman also is a director of CNF Inc. and Sybase Inc.

Employees

        We had approximately 150,000 employees worldwide as of October 31, 2005.

Available Information and Exchange Certifications

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://investor.hp.com, as soon as reasonably practicable after HP electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. HP's Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, HR and Compensation Committee, and Nominating and Governance Committee) and code of ethics entitled "Standards of Business Conduct" also are available at that same location on our website. Stockholders may request free copies of these documents from:

Hewlett-Packard Company
Attention: Investor Relations
3000 Hanover Street
Palo Alto, CA 94304
(866) GET-HPQ1 or (866) 438-4771
http://investor.hp.com/docreq.cfm

        We submitted the certification of the CEO of HP required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to HP's compliance with the NYSE's corporate governance listing standards, to the NYSE on March 29, 2005 with no qualifications.

        We submitted the certification of the CEO of HP required by Rule 5.3(m) of the PCX Equities, Inc. (PCXE) Rules, relating to HP's compliance with the PCXE's corporate governance listing standards, to the PCXE on March 18, 2005 with no qualifications.

        We included the certifications of the CEO and the CFO of HP required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of HP's public disclosure, in this Annual Report on Form 10-K as Exhibits 31.1 and 31.2.

ITEM 1A. Risk Factors.

        Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

The competitive pressures we face could harm our revenue, gross margin and prospects.

        We encounter aggressive competition from numerous and varied competitors in all areas of our business, and our competitors may target our key market segments. We compete primarily on the basis of technology, performance, price, quality, reliability, brand, reputation, distribution, range of products and services, ease of use of our products, account relationships, customer training, service and support, security, availability of application software, and Internet infrastructure offerings. If our products, services, support and cost structure do not enable us to compete successfully based on any of those criteria, our operations, results and prospects could be harmed. Unlike many of our competitors, we have a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, we may invest less in certain of our businesses than our competitors do, and these competitors may have greater financial, technical and marketing resources available to them than our businesses that compete against them. Further, we may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than some of our competitors. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and therefore our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects. Even if we are able to maintain or increase market share for a particular product, revenue could decline because the product is in a maturing industry. Moreover, revenue and margins could decline due to increased competition from other types of products. For example, refill and remanufactured alternatives for some of HP's LaserJet toner and inkjet cartridges compete with HP's supplies business. In addition, other companies have developed and marketed new compatible cartridges for HP's laser and inkjet products, particularly in jurisdictions outside of the United States where adequate intellectual property protection may not exist. HP expects competitive refill and remanufacturing and cloned cartridge activity to continue to pressure margins in IPG, which in turn has a significant impact on HP margins and profitability overall. Finally, industry consolidation may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

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

        Many of the industries in which we compete are characterized by rapid technological advances in hardware performance, software functionality and features, frequent introduction of new products, short product life cycles, and continual improvement in product price characteristics relative to product performance. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be supported adequately by application software. Our revenue and gross margin also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales, or result in discounting, of some of our current offerings, offsetting the benefit of even a successful introduction. There also may be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions that we must manage. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materializes, future demand for our products and services and our results of operations may suffer.

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses. Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies such as HP. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreements to us. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. Further, our costs of operations could be affected on an ongoing basis by the imposition of copyright levies or similar fees by rights holders or collection agencies in certain jurisdictions, primarily in Europe. In addition, it is possible that as a consequence of a merger or acquisition transaction third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

Economic uncertainty could affect adversely our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and constrained IT spending has previously resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. We could experience such economic weakness and reduced spending, particularly in our consumer businesses, due to the effects of high fuel costs. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and consequently our results of operations, prospects and stock price.

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

        Sales outside the United States make up more than 60% of our revenue. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

  •
  difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws; and

  •
  fluctuations in freight costs and disruptions at important geographic points of exit and entry for our products and shipments.

        The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture.

        As more than 60% of our sales are from countries outside of the United States, the relative weakness of the dollar against other currencies, particularly the euro and the Japanese yen, has helped HP's results (expressed in U.S. dollars) in recent periods. Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Based on our currency modeling as of the end of the fourth quarter, we believe that currency movements in fiscal 2006 will have an adverse impact on results reported in U.S. dollars relative to year-over-year periods.

        Moreover, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

        Our worldwide operations could be subject to natural disasters and other business disruptions, which could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. In addition, some areas, including California and parts of the East Coast and Midwest of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. Losses and interruptions could also be caused by earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters, for which we are predominantly self-insured.

If we fail to manage the distribution of our products and services properly, our revenue, gross margin and profitability could suffer.

        We use a variety of different distribution methods to sell our products and services, including third-party resellers and distributors and both direct and indirect sales to both enterprise accounts and consumers. Successfully managing the interaction of our direct and indirect channel efforts to reach various potential customer segments for our products and services is a complex process. Moreover, since each distribution method has distinct risks and gross margins, our failure to implement the most advantageous balance in the delivery model for our products and services could adversely affect our revenue and gross margins and therefore our profitability. Other distribution risks are described below.

  •
  Our financial results could be materially adversely affected due to channel conflicts or if the financial conditions of our channel partners were to weaken.

    Our future operating results may be adversely affected by any conflicts that might arise between our various sales channels, the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Many of our significant distributors operate on narrow product margins and have been negatively affected by business pressures. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution if our distributors' financial conditions or operations weaken.

  •
  Our inventory management is complex as we continue to sell a significant mix of products through distributors.

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

        Our operations depend on our ability to anticipate our needs for components, products and services and our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices in time for us to meet critical schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, and risks associated with contingent workers, as described below.

  •
  Shortages. Occasionally we may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, disputes with suppliers (some of which are also customers), other problems experienced by suppliers or problems faced during the transition to new suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

  •
  Oversupply. In order to secure supplies for the provision of products or services, at times we may make advance payments to suppliers or enter into non-cancelable commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our gross margin.

  •
  Contractual terms. As a result of binding price or purchase commitments with vendors, we may be obligated to purchase supplies or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase supplies or services for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, and our gross margin could suffer. In addition, many of our competitors obtain products or components from the same CMs, ODMs and suppliers that we utilize. Our competitors may obtain better pricing and other terms and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain CMs, ODMs and suppliers could be limited. In addition, certain of our CMs, ODMs and suppliers may decide in the future to discontinue conducting business with us. Any of these actions by our competitors, original design manufacturers or suppliers could adversely affect our future operating results and financial condition.

  •
  Contingent workers. We also rely on third party suppliers for the provision of contingent workers, and our failure to manage our use of such workers effectively could adversely affect our results of operations. As described in Note 17 to the Consolidated Financial Statements, we have been exposed to various legal claims relating to the status of contingent workers and could face similar claims in the future. We may be subject to shortages, oversupply or fixed contractual terms relating to contingent workers, as described above. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

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

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, IPG and certain of its business units such as printer supplies contribute significantly to our gross margin and profitability. Competition, lawsuits, investigations and other risks affecting IPG therefore may have a significant impact on our overall gross margin and profitability. Certain segments, and ESS in particular, have a higher fixed cost structure than others and may experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations.

Unanticipated changes in HP's tax provisions or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. Our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Any of these changes could affect our profitability. Furthermore, our tax provisions could be adversely affected as a result of any new interpretative accounting guidance related to accounting for uncertain tax provisions.

Our sales cycle makes planning and inventory management difficult and future financial results less predictable.

        Our quarterly sales have reflected a pattern in which a disproportionate percentage of each such quarter's total sales occur toward the end of such quarter. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected. In addition, we experience some seasonal trends in the sale of our products. For example, sales to governments (particularly sales to the United States government) are often stronger in the third calendar quarter, consumer sales are often stronger in the fourth calendar quarter, and many customers whose fiscal and calendar years are the same spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Typically, our third fiscal quarter is our weakest and our fourth fiscal quarter our strongest. Many of the factors that create and affect seasonal trends are beyond our control.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In July 2005, we announced workforce restructurings as well as reductions through a U.S. early retirement program. We now expect these programs to involve the termination or early retirement of approximately 15,300 employees worldwide through the first quarter of fiscal 2007. We expect approximately half of the cost savings to be used to offset market forces or to be reinvested in our businesses to strengthen HP's competitiveness, particularly through hiring in key areas. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. We also must keep employees focused on HP's strategies and goals, which may be more difficult due to uncertainty surrounding the workforce reduction efforts announced in July 2005. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. The failure to hire or loss of key employees, including employees who elected to participate in the U.S. early retirement program announced in July 2005, could have a significant impact on our operations.

Decreased effectiveness of share-based compensation could adversely affect our ability to attract and retain employees.

        We have historically used stock options and other forms of share-based compensation as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In recent periods, some of HP's employee stock options have had exercise prices in excess of HP's stock price, which reduces their value to employees and could affect our ability to retain present, or attract prospective employees. In addition, in accordance with Financial Accounting Standards Board Statement 123R, "Share-Based Payment," HP will begin recording charges to earnings for share-based payments in the first quarter of fiscal 2006. As a result, we will incur increased compensation costs associated with our share-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payments to employees in the future. Like other companies, HP has reviewed its equity compensation strategy in light of the current regulatory and competitive environment and has decided to reduce the total number of options granted to employees and the number of employees who receive share-based payments. Due to this change in our share-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

HP's stock price has historically fluctuated and may continue to fluctuate, which may make future prices of HP's stock difficult to predict.

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

  •
  speculation in the press or investment community about, or actual changes in, our executive team, strategic position, business, organizational structure, operations, financial condition, financial reporting and results, effectiveness of cost cutting efforts, prospects or extraordinary transactions;

  •
  the announcement of new products, services, technological innovations or acquisitions by HP or competitors; and

  •
  quarterly increases or decreases in revenue, gross margin or earnings, changes in estimates by the investment community and variations between actual and estimated financial results.

        General or industry-specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP common stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. If instituted against HP, this type of litigation could result in substantial costs and the diversion of management time and resources.

System security risks and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could harm our revenue, increase our expenses and harm our reputation and stock price.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. As a result, we could incur significant expenses in addressing problems created by security breaches of our network. Moreover, we could lose existing or potential customers for information technology outsourcing services or other information technology solutions or incur significant expenses in connection with our customers' system failures. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, viruses and bugs could be significant, and the efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, manufacturing, distribution or other critical functions.

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems, and transitioning data and other aspects of the process could be expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected in the past, and in the future could adversely affect, our financial results, stock price and reputation.

Any failure by us to manage acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.

        As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions ("extraordinary transactions") and enter into agreements relating to such extraordinary transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of extraordinary transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and complete successfully extraordinary transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

        We evaluate and enter into significant extraordinary transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any transaction, and the timeframe for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for extraordinary transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

        Managing extraordinary transactions requires varying levels of management resources, which may divert our attention from other business operations. These extraordinary transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with extraordinary transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with an extraordinary transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain, and extraordinary transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing an extraordinary transaction and the risk that an announced extraordinary transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Unforeseen environmental costs could impact our future net earnings.

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead, cadmium and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed in China. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations.

        We also could face significant costs and liabilities in connection with product take-back legislation. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. The EU has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). Producers participating in the market became financially responsible for implementing these responsibilities beginning in August 2005. Implementation in certain EU member states may be delayed into 2006. HP's potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

Some anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

        We have provisions in our certificate of incorporation and bylaws, each of which could have the effect of rendering more difficult or discouraging an acquisition of HP deemed undesirable by our Board of Directors. These include provisions:

  •
  authorizing blank check preferred stock, which HP could issue with voting, liquidation, dividend and other rights superior to our common stock;

  •
  limiting the liability of, and providing indemnification to, HP's directors and officers;

  •
  specifying that HP stockholders may take action only at a duly called annual or special meeting of stockholders and otherwise in accordance with our bylaws and limiting the ability of our stockholders to call special meetings;

  •
  requiring advance notice of proposals by HP stockholders for business to be conducted at stockholder meetings and for nominations of candidates for election to our Board of Directors;

  •
  requiring a vote by the holders of two-thirds of HP's outstanding shares to amend certain bylaws relating to HP stockholder meetings, the Board of Directors and indemnification; and

  •
  controlling the procedures for conduct of HP Board and stockholder meetings and election, appointment and removal of HP directors.

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

        Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control of HP could limit the opportunity for our stockholders to receive a premium for their shares of HP common stock and also could affect the price that some investors are willing to pay for HP common stock.

ITEM 1B. Unresolved Staff Comments.

        Not applicable.

ITEM 2. Properties.

        As of October 31, 2005, we owned or leased a total of approximately 65 million square feet of space worldwide. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

        As of October 31, 2005, our sales and support operations occupied approximately 14 million square feet. We own 39% of the space used for sales and support activities and lease the remaining 61%.

        Our manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 51 million square feet. We own 59% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 41%. Our plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. At the end of fiscal 2005, we were productively utilizing the majority of the space in our facilities, while actively disposing of space we determined to be excess.

        As indicated above, we have seven business segments: ESS, HPS, Software, PSG, IPG, HPFS, and Corporate Investments. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

        Our principal executive offices, including global headquarters, are located at 3000 Hanover Street, Palo Alto, California, United States of America. The locations of our headquarters of geographic operations at October 31, 2005 were as follows:

Headquarters of Geographic Operations

Americas	Europe, Middle East, Africa	Asia Pacific, including Japan
Houston, Texas	Geneva, Switzerland	Singapore

        The locations of our major product development and manufacturing facilities and HP Labs at October 31, 2005 were as follows:

Product Development and Manufacturing

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories

Cupertino, Fremont, Ontario, Palo Alto, Roseville, San Diego and	Herrenberg, Germany	Palo Alto, California
Woodland, California	Dublin, Ireland	Bangalore, India
Fort Collins and Loveland, Colorado	Rehovot, Israel	Haifa, Israel
Boise, Idaho	Amersfoort, The Netherlands	Tokyo, Japan
Indianapolis, Indiana	Barcelona, Spain	Bristol, United Kingdom
Andover, Littleton and Marlboro, Massachusetts	Bristol and Erskine, United Kingdom
Nashua, New Hampshire	Asia Pacific, including Japan
Corvallis, Oregon	Rydalmere, Australia
Memphis and Nashville, Tennessee	Shanghai, China
Houston and Richardson, Texas	Bangalore, India
Sandston, Virginia	Akishima, Japan
Vancouver, Washington	Singapore
Aguadilla, Puerto Rico
Campinas, Brazil
Guadalajara, Mexico

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 17 of the Notes to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Form 10-K, respectively, which are incorporated herein by reference. We have paid cash dividends each fiscal year since 1965. The current rate is $0.08 per share per quarter. As of November 30, 2005, there were approximately 159,834 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of fiscal 2005. HP previously reported sales of unregistered HP common stock during the 2005 fiscal year in HP's Quarterly Reports on Form 10-Q. The foregoing sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1
(August 2005)	14,124,000	$25.26	14,124,000	$4,423,749,489
Month #2
(September 2005)	19,563,056	$27.95	19,563,056	$3,877,018,134
Month #3
(October 2005)	17,840,000	$27.80	17,840,000	$3,381,042,942

Total	51,527,056	$27.16	51,527,056

        HP repurchased shares in the fourth quarter of fiscal 2005 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. On August 25, 2005, HP's Board of Directors authorized an additional $4.0 billion for future repurchases of outstanding common stock. Shares repurchased in the fourth quarter of fiscal 2005 included open market and private transactions.

        As of October 31, 2005, HP had remaining authorization of approximately $3.4 billion for future share repurchases.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data(1)

	For the fiscal years ended October 31,
	2005	2004	2003	2002	2001
	In millions, except per share amounts
Net revenue	$86,696	$79,905	$73,061	$56,588	$45,226
Earnings (loss) from operations(2)	3,473	4,227	2,896	(1,012)	1,439
Net earnings (loss) before cumulative effect of change in accounting principle(2)(3)	2,398	3,497	2,539	(903)	680
Net earnings (loss) per share before cumulative effect of change in accounting principle:(2)(3)
Basic	$0.83	$1.16	$0.83	$(0.36)	$0.35
Diluted	0.82	1.15	0.83	(0.36)	0.35
Cumulative effect of change in accounting principle, net of taxes(4)	—	—	—	—	(272)
Net loss per share for cumulative effect of change in accounting principle, net of taxes:
Basic	—	—	—	—	(0.14)
Diluted	—	—	—	—	(0.14)
Cash dividends declared per share	0.32	0.32	0.32	0.32	0.32
At year-end:
Total assets	$77,317	$76,138	$74,716	$70,710	$32,584
Long-term debt	3,392	4,623	6,494	6,035	3,729

(1)
HP's Consolidated Financial Statements and notes thereto reflect HP's acquisition of Compaq on May 3, 2002. The occurrence of the acquisition in the middle of fiscal 2002 affects the comparability of financial information for fiscal 2005, 2004 and 2003 to prior fiscal years. Certain amounts have been reclassified to conform to the current year presentation.

(2)
Earnings (loss) from operations includes the following items:

	2005	2004	2003	2002	2001
	In millions
Restructuring charges	$1,684	$114	$800	$1,780	$384
Pension curtailment	(199)	—	—	—	—
In-process research and development charges	2	37	1	793	35
Amortization of purchased intangible assets	622	603	563	402	174
Acquisition-related charges	—	54	280	701	25
Acquisition-related inventory write-downs	—	—	—	147	—

Total charges before taxes	$2,109	$808	$1,644	$3,823	$618

Total charges, net of taxes	$1,512	$571	$1,127	$3,031	$493

(3)
Net earnings (loss) before cumulative effect of change in accounting principle includes the following items:

	2005	2004	2003	2002	2001
	In millions
Losses (gains) on investments and early extinguishment of debt	$13	$(4)	$29	$75	$419
Dispute settlement	106	70	—	(14)	400

Total losses before taxes	$119	$66	$29	$61	$819

Total losses, net of taxes	$73	$56	$23	$64	$565

(4)
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), was adopted by HP in fiscal 2001. SAB 101 established that revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed or determinable and collectibility is reasonably assured. The cumulative effect of this change in accounting principle in fiscal 2001 was $272 million, net of related taxes of $108 million.

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

OVERVIEW

        We are a leading global technology company and generate net revenue and earn our profits from the sale of products, technologies, solutions and services to consumers, businesses and governments. Our portfolio is broad and includes personal computers, handheld computing devices, home and business imaging and printing devices, publishing systems, storage and servers, a wide array of information technology ("IT") services and software solutions. We have seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS") Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). While TSG is not an operating segment, we sometimes provide financial data aggregating the segments within TSG in order to provide a supplementary view of our business.

        Our product and geographic breadth requires us to focus on strategic imperatives within individual product categories and to manage across our portfolio in order to drive growth while optimizing cost structure. Our financial results also are impacted by our ability to predict and to respond to industry-wide trends. For instance, a trend that is significant to our business and financial results is the shift toward standardized products, which presents revenue opportunities for certain of our businesses but presents an ongoing challenge to our margins. To help address the potential margin impact of standardization, we take ongoing actions related to both revenue generation and cost structure management. In the sales and marketing area, we have programs designed to improve the rates at which we sell higher-margin configurations or options. We also continue to focus on managing procurement and labor expenses. Key to our overall efforts in delivering superior products while maintaining a world-class cost structure is the increasingly global nature of technology expertise. This trend is allowing us to develop a global delivery structure to take advantage of regions where advanced technical expertise is available at lower costs.

        As part of this effort, we continually evaluate our workforce and make adjustments we deem appropriate. In the fourth quarter of fiscal 2005, our Board of Directors approved a restructuring plan recommended by our CEO and senior management. Under this restructuring plan, we expect to terminate approximately 15,300 employees through workforce restructurings or early retirement programs through the first quarter of fiscal 2007. Approximately 4,700 of these employees exited HP as of October 31, 2005. We expect approximately half of the cost savings from these actions to be reinvested in our businesses or used to offset market forces. When we make adjustments to our workforce, we may incur incremental expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift to global delivery is crucial to maintaining a long-term competitive cost structure. For more information on our restructuring plan, see Note 7 of the Consolidated Financial Statements in Item 8.

        In terms of how our execution has translated into financial performance, our key fiscal 2005 financial metrics were as follows:

		TSG
	HP Consolidated
		ESS	HPS	Software	Total	IPG	PSG	HPFS
	in millions, except per share amounts
Net revenue	$86,696	$16,701	$15,536	$1,077	$33,314	$25,155	$26,741	$2,102
Year-over-year net revenue % increase	8%	11%	12%	15%	12%	4%	9%	11%
Earnings (loss) from operations	$3,473	$810	$1,151	$(59)	$1,902	$3,413	$657	$213
Earnings (loss) from operations as a % of net revenue	4.0%	4.9%	7.4%	(5.5)%	5.7%	13.6%	2.5%	10.1%
Net earnings	$2,398
Net earnings per share
Basic	$0.83
Diluted	$0.82

        Cash and cash equivalents for the fiscal year ended October 31, 2005 totaled $13.9 billion, an increase of $1.2 billion from the October 31, 2004 balance of $12.7 billion. The increase for fiscal 2005 was due primarily to net cash provided by operating activities and proceeds received from shares issued in connection with employee stock plans, partially reduced by the repayment of debt and repurchases of common stock.

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

        For a further discussion of factors that could impact operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

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

        We recognize revenue as work progresses on certain fixed price contracts, such as consulting arrangements. Using a proportional performance method, we estimate the total expected labor costs in order to determine the amount of revenue earned to date. We follow this basis because reasonably dependable estimates of the labor costs applicable to various stages of a contract can be made. Total contract profit is subject to revisions throughout the life of the contract. We record changes in revenue as a result of revisions to cost estimates to income in the period in which the facts that give rise to the revision become known.

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

Restructuring

        We have engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, realizable values of assets made redundant or obsolete, lease cancellation and other exit costs. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, refer to our discussions of restructuring in the Results of Operations section and Note 7 of the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Taxes on Earnings

        We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.

        We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would charge an adjustment to the deferred tax assets to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the United States and provide the U.S. federal taxes due on these amounts. Further, as a result of certain employment actions and capital investments HP has undertaken, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for fiscal years through 2018. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate.

        We are subject to income taxes in the United States and over sixty foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant management judgments and estimates. We evaluate our income tax contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." We believe that our reserve for income tax liabilities, including related interest, is adequate in relation to the potential for additional tax assessments. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our reserve for income tax liabilities is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of Advanced Pricing Agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. Material adjustments are most likely to occur in the fiscal years in which major ongoing audits, such as IRS audits, are closed. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies which, if released, will impact the carrying value of goodwill attributable to the acquired company.

Allowance for Doubtful Accounts

        We determine our allowance for doubtful accounts using a combination of factors to ensure that we have not overstated our trade and financing receivables balances due to uncollectibility. We maintain an allowance for doubtful accounts for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, and the financial condition of customers. Also, we record specific provisions for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, we would further adjust our estimates of the recoverability of receivables either upward or downward. The annual provision for doubtful accounts is approximately 0.1% of net revenue over the last three fiscal years. Using our third-party credit risk model at October 31, 2005, a 50 basis point deterioration in either the weighted average default probabilities of our significant customers or in the overall mix of our portfolio would have resulted in an approximately $23 million increase to our trade allowance at the end of fiscal year 2005.

Inventory

        We state our inventory at the lower of cost or market. We make adjustments to reduce the cost of inventory to its net realizable value, if required, at the product group level for estimated excess, obsolescence or impaired balances. Factors influencing these adjustments include changes in demand, rapid technological changes, product life cycle and development plans, component cost trends, product pricing, physical deterioration and quality issues. Revisions to these adjustments would be required if these factors differ from our estimates.

Valuation of Goodwill and Indefinite-Lived Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 18 of the Consolidated Financial Statements in Item 8. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

        Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

        Our annual goodwill impairment analysis, which we performed during the fourth quarter of fiscal 2005, did not result in an impairment charge. The excess of fair value over carrying value for each of HP's reporting units as of August 1, 2005, the annual testing date, ranged from approximately $600 million to approximately $37.1 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $400 million to approximately $32.8 billion for each of HP's reporting units.

Warranty Provision

        We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation upon warranty terms, ongoing product failure rates, repair costs, product call rates, average cost per call, and current period product shipments. If actual product failure rates, repair rates, service delivery costs or post-sales support costs differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally range from 90 days parts-only to three years parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty provision has averaged approximately 4% of annual net product revenue, while actual annual warranty costs also have averaged approximately 4% of annual net product revenue.

Retirement Benefits

        Our pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Our major assumptions primarily relate to discount rates, salary growth, long-term return on plan assets and medical cost trend rates. We base the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management's expectation of the future economic environment, as well as target asset allocations. Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and are generally amortized over the estimated future working life of the plan participants.

        Our major assumptions vary by plan and the weighted average rates used are set forth in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years. For fiscal 2005, a change in the weighted average rates would have had the following impact on our net periodic benefit cost:

  •
  a decrease of 25 basis points in the long-term rate of return would have increased our net benefit cost by approximately $24 million;

  •
  a decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $50 million; and

  •
  an increase of 25 basis points in the future compensation rate would have increased our net benefit cost by approximately $38 million.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 1 of the Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows for the following fiscal years ended October 31,:

	2005		2004(2)		2003(2)
	In millions
Net revenue	$86,696	100.0%	$79,905	100.0%	$73,061	100.0%
Cost of sales(1)	66,440	76.6%	60,811	76.1%	54,393	74.4%

Gross profit	20,256	23.4%	19,094	23.9%	18,668	25.6%
Research and development	3,490	4.0%	3,563	4.5%	3,686	5.0%
Selling, general and administrative	11,184	13.0%	10,496	13.1%	10,442	14.3%
Pension curtailment	(199)	(0.2)%	—	—	—	—
Restructuring charges	1,684	1.9%	114	0.1%	800	1.1%
Amortization of purchased intangible assets	622	0.7%	603	0.8%	563	0.8%
In-process research and development charges	2	—	37	—	1	—
Acquisition-related charges	—	—	54	0.1%	280	0.4%

Earnings from operations	3,473	4.0%	4,227	5.3%	2,896	4.0%
Interest and other, net	189	0.2%	35	—	21	—
(Losses) gains on investments	(13)	—	4	—	(29)	—
Dispute settlement	(106)	(0.1)%	(70)	(0.1)%	—	—

Earnings before taxes	3,543	4.1%	4,196	5.2%	2,888	4.0%
Provision for taxes	1,145	1.3%	699	0.8%	349	0.5%

Net earnings	$2,398	2.8%	$3,497	4.4%	$2,539	3.5%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Net Revenue

        The components of weighted average net revenue growth were as follows for the following fiscal years ended October 31:

	2005	2004
	Percentage points
Personal Systems Group	2.7	4.7
HP Services	2.1	1.9
Enterprise Storage and Servers	2.0	0.8
Imaging and Printing Group	1.2	2.2
HP Financial Services	0.3	—
Software	0.2	0.2
Corporate Investments & Other	—	(0.4)

Total HP	8.5	9.4

        In fiscal 2005, HP net revenue increased approximately 8% from the prior year period (6% on a constant currency basis). The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen for the first three quarters of fiscal 2005 and to a lesser extent in the fourth fiscal quarter as the dollar strengthened against the euro and the yen during that period. U.S. net revenue was $30.5 billion for fiscal 2005, an increase of 4% from the prior year, while international net revenue increased 11% to $56.2 billion.

        In PSG, net revenue increased across all regions as a result of a 13% volume increase in consumer and commercial clients. The volume increase was partially offset by a decline of 4% in average selling prices ("ASPs"). Notebook PC sales were the leading contributor to net revenue growth in PSG. HPS achieved net revenue growth across all businesses in fiscal 2005 due in large part to the impact of acquisitions (primarily benefiting technology services) and favorable currency impacts. Additionally, managed services net revenue increased due to both new contract signings and additional contract revenue from the installed base. In fiscal 2005, ESS net revenue growth was the result primarily of continued strong sales of industry standard servers, particularly our ProLiant server line, due to volume increases and higher ASPs resulting from improved option attach rates. IPG net revenue growth in fiscal 2005 was the result of increased unit growth of printer supplies, particularly LaserJet toner, as a result of the increasing demand for color-related products. The demand for color-related products also added to the revenue growth in commercial hardware. Both Software and HPFS contributed to HP net revenue growth for fiscal 2005 as growing acceptance of our OpenView product offerings contributed to Software revenue growth while higher used equipment sales and a higher mix of operating leases benefited HPFS.

        In fiscal 2004, HP net revenue increased 9% from the prior year period (3% on a constant currency basis). The favorable currency impact was due primarily to the weakening of the dollar against the euro. U.S. net revenue remained flat at $29.4 billion, while international net revenue increased 15% to $50.5 billion compared to fiscal 2003.

        PSG experienced net revenue growth across all businesses, with customer demand resulting in significant volume increases in desktop and notebook PCs. The overall volume increase was offset by a slight decline in the overall ASPs due to a mix shift to lower-end products as well as component cost declines. IPG net revenue growth in fiscal 2004 was driven by the continued volume growth of printer supplies. Toner supplies and color laser printers experienced strong volume growth due to the growing demand for color-related products and digital photography. HPS achieved net revenue growth across all businesses in fiscal 2004. The impact of major outsourcing deals and, to a lesser extent, the acquisition of Triaton GmbH, Triaton France SAS and Triaton N.A., Inc. (USA) (collectively "Triaton") in the second half of the year, contributed to the growth in managed services and technology services. In fiscal 2004, ESS net revenue growth was generated by sales of industry standard servers, primarily our ProLiant server line. Revenue declines from competitive pressures in storage and business critical servers moderated the overall ESS segment net revenue growth. The slight decrease in HPFS net revenue for fiscal 2004 was due primarily to lower levels of revenue-generating assets.

Gross Margin

        The weighted average components of the change in gross margin as a percentage of net revenue were as follows for the following fiscal years ended October 31:

	2005	2004
	Percentage points
Imaging and Printing Group	(0.8)	—
HP Services	(0.5)	(0.6)
Corporate Investments & Other	—	—
Enterprise Storage and Servers	0.1	(0.8)
HP Financial Services	0.1	0.1
Software	0.1	—
Personal Systems Group	0.5	(0.4)

Total HP	(0.5)	(1.7)

        Total company gross margin decreased for fiscal 2005 as compared to fiscal 2004. For IPG, the gross margin decline for fiscal 2005 was attributable primarily to a mix shift within supplies from inkjet cartridges to LaserJet toner and continuing decreases in ASPs within hardware due to strategic pricing actions. The gross margin decline in HPS for fiscal 2005 reflects primarily competitive pricing pressures and portfolio mix shifts within technology services along with higher employee bonus costs in the second half of the fiscal year. For fiscal 2005, ESS gross margin increased slightly as the benefits of improved option attach rates in industry standard servers and improved performance in storage helped to offset the unfavorable impact from the continued mix shift towards industry standard servers within the segment and the mix shift to lower margin products within business critical systems. The gross margin contribution for HPFS and Software increased slightly for fiscal 2005 as lower bad debt expense increased gross margin in HPFS, while an increase in both OpenView and OpenCall gross margins benefited the Software business. The gross margin improvement in PSG for fiscal 2005 resulted from component cost declines, product mix shift towards higher margin notebook PCs and reduced warranty costs.

        Competitive pricing pressures contributed significantly to the gross margin decline in ESS, HPS and PSG for fiscal 2004 as compared to fiscal 2003. In ESS the competitive environment contributed to the gross margin decline in the standards based server group along with the storage group. In addition to competitive pricing pressures, the gross margin decline in HPS reflected mix shifts to lower margin contracts for technology services and large outsourcing contracts for managed services, which typically have lower margins in the early stages of their life cycles. Competitive pricing pressures, particularly in Europe, contributed to the gross margin decline in PSG. IPG gross margin remained flat for fiscal 2004, with a favorable impact from cost reductions and increased shipments in supplies being offset by a mix shift to lower margin products. HPFS gross margin increased for fiscal 2004 due to higher portfolio profitability primarily from end-of-lease transactions, which generally have a higher gross margin. In fiscal 2004, gross margin also was favorably impacted by the currency effects on net revenue resulting primarily from the weakening of the dollar against the euro.

Operating Expenses

  Research and Development

        For fiscal 2005, total research and development expense as a percentage of net revenue declined from the same period in the prior year due primarily to savings resulting from workforce reductions and tight expense controls. These savings were partially offset by increased costs for the company bonus and costs associated with the workforce rebalancing actions taken in the first half of the fiscal year. As a percentage of net revenue, each of our segments experienced a decrease in research and development expense for the current year as we work to focus our investments and manage realignment, while also continuing to drive new technologies and business opportunities. Such decreases resulted in part from cost control measures, including the benefit from workforce reduction actions in ESS, the consolidation and realignment of certain IPG research and development infrastructure and lower program spending.

        For fiscal 2004, total research and development spending decreased as a percentage of net revenue in each of our major segments. The decrease was a result of our focus on investing in categories of the business that yield stronger long-term returns in the marketplace and on curtailing spending in the more mature categories of our business, particularly within ESS. In addition, during fiscal 2004 we continued to realize synergies from the Compaq acquisition, and we shifted our business towards more standards-based products, leveraging research and development from our technology partners. These decreases as a percentage of net revenue were moderated by increased research and development spending in IPG related to strategic initiatives and unfavorable currency impacts resulting primarily from the weakening of the dollar against the euro. IPG's increase in research and development spending was due primarily to our investment in inkjet technology.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense decreased slightly as a percentage of net revenue during fiscal 2005, as net revenue growth was higher than the growth of SG&A due in part to tight company-wide expense controls. On an absolute basis, SG&A spending increased 6.6% for the current fiscal year due primarily to higher employee bonuses earned in the second half of fiscal 2005 and unfavorable currency impacts.

        The decline in SG&A expense as a percentage of net revenue in fiscal 2004 as compared to fiscal 2003 was due primarily to the increase in net revenue outpacing expense growth. This was in part a result of effective expense controls and workforce reduction measures. Unfavorable currency impacts moderated the decline due to the weakening of the dollar against the euro.

  Pension Curtailment

        In conjunction with management's plan to restructure certain of its operations, as discussed in Note 7 to the Consolidated Financial Statements in Item 8, HP modified its U.S. retirement programs to more closely align to industry practice. Effective January 1, 2006, HP will cease pension accruals and eliminate eligibility for the subsidized retiree medical program for current employees who do not meet defined criteria based on age and years of service. As a result, we recognized a curtailment gain of $199 million in the fourth quarter of fiscal 2005 stemming from the elimination of future benefit accruals for the affected employee group.

        For more information on our plan design changes, see Note 15 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  Restructuring Charges

        In the fourth quarter of fiscal 2005, our Board of Directors approved a restructuring plan recommended by our chief executive officer and senior management that is designed to simplify our structure, reduce costs and place greater focus on our customers. Under the plan, we have terminated or expect to terminate approximately 15,300 employees through the first quarter of fiscal 2007. In the fourth quarter of fiscal year 2005, we recorded a pre-tax restructuring charge of $1.57 billion, and we expect to record an additional charge of $30 million in connection with this plan. Approximately 4,700 employees have left HP as of October 31, 2005 in connection with this restructuring plan including 3,200 U.S. employees who elected to take early retirement.

        We estimate that our fourth quarter restructuring actions and changes we made to our U.S. retirement programs will result in gross savings between $900 million and $1.0 billion in fiscal 2006, and we estimate annual gross savings of approximately $2.0 billion beginning in fiscal 2007. We expect approximately half of the cost savings to be used to offset market forces or to be reinvested in the business to strengthen our competitiveness. We anticipate the remainder to flow through to operating profit.

        In the third quarter of fiscal 2005, our management approved a restructuring plan and recorded a charge of $109 million related to severance and related costs associated with the termination of approximately 1,450 employees, all of whom left HP as of October 31, 2005. Of the initial restructuring amount, we have paid $87 million as of October 31, 2005, and we expect the remainder to be paid by the end of fiscal 2006.

        Restructuring costs in fiscal 2004 mainly reflect certain charges relating to the fiscal 2003 restructuring plan described below, which did not meet recognition requirements during fiscal 2003, as well as changes in the original estimates for the fiscal 2003 plan and a fiscal 2002 restructuring plan.

        During fiscal 2003, our management approved and implemented plans to restructure certain of its operations. We entered into these plans with the intent of better managing our cost structure and aligning certain of our operations with then current business conditions. In connection with these plans, we recorded a restructuring charge of $752 million.

        Restructuring liabilities of $1.2 billion at October 31, 2005 are composed primarily of the remaining cash payments to be made for severance relating to the fiscal 2005 restructuring plan and certain non-U.S. severance benefits and contract termination costs, including canceled facility leases, for the other restructuring plans. We expect to make a majority of the severance payments during fiscal 2006 and to settle the non-severance obligations by the end of fiscal 2010.

        For more information on our restructuring charges, see Note 7 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        The following table summarizes the major restructuring activities in aggregate and during each of fiscal years 2005, 2004 and 2003.

		For the fiscal years ended October 31
	Aggregate Total
		2005	2004	2003
	In millions, except employee data
Restructuring headcount reductions:
2005 plans—estimate	16,750	16,750
2005 plans—exits	(6,150)	(6,150)

Remaining to exit	10,600	10,600
2003 plans—estimate and estimate revisions	8,400	(200)	(400)	9,000
2003 plans—exits	(8,400)	(100)	(1,300)	(7,000)

Remaining to exit	—
Restructuring program charges:
2005 restructuring charges:
Severance and other benefits	$1,674	$1,674
Asset impairments	—	—
Other infrastructure costs	—	—

Sub-total	1,674	1,674
2003 cost structure realignment charges:
Severance and other benefits	$636	$(9)	$6	$639
Asset impairments	74	(3)	6	71
Other infrastructure costs	69	2	25	42

Sub-total	779	(10)	37	752
2002 and 2001 restructuring charges	$145	$20	$77	$48

Total restructuring charges	$2,598	$1,684	$114	$800

Goodwill adjustments relating to restructuring plans	$(237)	$(44)	$(73)	$(120)

  Fiscal 2005 Workforce Rebalancing

        In addition to the restructuring activities described above, in fiscal 2005 we incurred approximately $236 million in workforce rebalancing charges resulting from actions taken by certain business segments for severance and related costs. Workforce rebalancing costs are included in the segment results. We recorded these costs during the six months ended April 30, 2005. As a result of these workforce rebalancing actions, approximately 3,000 employees left HP as of October 31, 2005. Of the workforce rebalancing charges, we had paid $209 million as of October 31, 2005, and we expect to pay the remainder by the end of fiscal 2006.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for fiscal 2005 as compared to fiscal 2004 was due primarily to the amortization of intangible assets related to the acquisitions of Triaton in April 2004, Synstar PLC ("Synstar") in October 2004 and SAC, LLC ("Snapfish") in April 2005, as well as accelerated amortization related to the early termination of certain acquired customer contracts. The increase in amortization expense in fiscal 2004 as compared to fiscal 2003 was due primarily to the amortization of intangible assets related to the acquisition of Triaton in April 2004.

  In-Process Research and Development Charges

        We record in-process research & development ("IPR&D") charges in connection with acquisitions accounted for as business combinations, as more fully described in Note 5 to the Consolidated Financial Statements in Item 8. In fiscal 2005, 2004 and 2003 we recorded IPR&D charges of $2 million, $37 million and $1 million, respectively, related to acquisitions during those years.

Interest and Other, Net

        Interest and other, net increased $154 million in fiscal 2005 from fiscal 2004. The increase in fiscal 2005 was the result primarily of higher short-term U.S. interest rates, which increased the interest income from our cash balances and reduced the cost associated with foreign exchange hedges. Increased interest expense and a charge related to a sales and use tax audit of Compaq prior to its acquisition by HP for the years 1998-2002 partially offset the increase in interest and other, net for fiscal 2005.

        Interest and other, net increased $14 million in fiscal 2004 from fiscal 2003. The increase in fiscal 2004 was the result of lower interest expense, which was offset partially by higher currency losses from balance sheet remeasurement and related hedging strategies.

(Losses) Gains on Investments

        The net loss for fiscal 2005 resulted primarily from impairment charges on equity investments in our publicly-traded and privately-held investment portfolios. Partially offsetting these losses were gains attributable to the sale of investments. The net gain for fiscal 2004 was attributable mainly to the realization of a contingent gain associated with a prior period divestiture and realized gains from the sale of investments in excess of impairment charges. Net losses in fiscal 2003 resulted mainly from impairment charges in excess of gains realized on our investment portfolio.

Dispute Settlement

        For fiscal 2005, we recorded a net total of $106 million in dispute settlement charges. We reached a legal settlement of $141 million in our patent infringement case with Intergraph Hardware Technologies Company ("Intergraph") and recorded a charge of $116 million related to a cross-license agreement with Intergraph for products shipped in prior years. Partially offsetting this amount was a $10 million recovery from an individual related to a prior period settlement with the Government of Canada for cost audits of certain contracts. During fiscal 2004, we recorded $70 million in settlement costs from a dispute with the Government of Canada. See Note 17 of the Consolidated Financial Statements in Item 8 for a full description of these matters, which is incorporated herein by reference.

Provision for Taxes

        Our effective tax rate was 32.3%, 16.7% and 12.1% in fiscal 2005, 2004 and 2003, respectively.

        The increase in the overall tax rate in fiscal 2005 from fiscal 2004 is related primarily to tax expense associated with the repatriation of $14.5 billion under the provisions of the American Jobs Creation Act of 2004 (the "Jobs Act"), which was partially offset by the increase in the tax benefit derived from lower rates in other jurisdictions. The increase in the overall tax rate in fiscal 2004 from fiscal 2003 was the result primarily of a decline in the tax benefit from lower rates in other jurisdictions in fiscal 2004.

        The Jobs Act, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings.

        In fiscal 2005, we recorded $697 million of income tax expense related to items unique to the year. The tax expense was the result primarily of $792 million associated with the repatriation of $14.5 billion under the Jobs Act and $76 million related to additional distributions received from foreign subsidiaries. These tax expenses were offset in part by tax benefits of $177 million resulting from agreements with the Internal Revenue Service and other governmental authorities.

        In fiscal 2004, our tax rate benefited from net favorable adjustments to previously estimated tax liabilities of $207 million, which decreased the provision for taxes by approximately $0.07 per share. The most significant favorable adjustments related to the resolution of a California state income tax audit, a net favorable revision to estimated tax accruals upon filing the 2003 U.S. income tax return and a reduction in taxes on foreign earnings due to a change in regulatory policy. These favorable adjustments were offset in part by the net effect of smaller adjustments to income tax liabilities in various jurisdictions. In fiscal 2003, the tax rate benefited primarily from lower tax rates in non-U.S. jurisdictions.

        For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 12 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Segment Information

        A description of the products and services, as well as financial data, for each segment can be found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. We have restated segment financial data for the fiscal years ended October 31, 2004 and 2003 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2005. We describe these changes more fully in Note 18 to the Consolidated Financial Statements in Item 8. We have presented the business segments in this Form 10-K based on our management organizational structure as of October 31, 2005 and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments.

Technology Solutions Group

        ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). We described the results of the business segments of TSG in more detail below.

Enterprise Storage and Servers

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Net revenue	$16,701	$15,074	$14,540
Earnings from operations	$810	$161	$146
Earnings from operations as a % of net revenue	4.9%	1.1%	1.0%

        The components of weighted average net revenue growth, by business unit were as follows for the following fiscal years ended October 31:

	2005	2004
	Percentage points
Industry standard servers	9.3	5.9
Storage	1.2	(1.7)
Business critical systems	0.3	(0.5)

Total ESS	10.8	3.7

        ESS net revenue increased 11% in fiscal 2005 from fiscal 2004. On a constant currency basis, ESS net revenue increased 9% in fiscal 2005 from fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen for the first three quarters of fiscal 2005 and to a lesser extent in the fourth fiscal quarter as the dollar strengthened against the euro and the yen during that period.

        For fiscal 2005, ESS net revenue growth was due primarily to volume increases and improved average selling prices ("ASPs") in industry standard servers, as a result of both unit growth and increased option attach rates in the ProLiant server line. The fiscal 2005 net revenue growth rate in industry standard servers benefited from the internal execution problems described below that unfavorably impacted the business in the second half of the prior year.

        Storage net revenue increased 5% in fiscal 2005 compared to fiscal 2004 due to new product introductions that contributed to the strong performance of mid-range EVA products and improved storage sales specialist coverage. For fiscal 2005, storage area networks ("SANs") net revenue improved while revenue growth in the tape and supplies businesses remained flat. Fiscal 2005 storage net revenue growth rates, in comparison with growth rates in the prior year, benefited from the business challenges that unfavorably impacted the storage business in the second half of the prior year.

        Business critical systems net revenue increased 1% for fiscal 2005 compared to fiscal 2004. Integrity server net revenue growth for the period was offset partially by revenue decline in the RISC product line and the planned revenue decline in the Alpha Server product line. The Integrity server product line posted net revenue growth for the year, representing 20% of the total business critical systems revenue mix, up from 11% in the prior year. For fiscal 2005, HP-UX server net revenue increased 5% from the prior year, and NonStop server net revenue declined due to a mature installed base.

        For fiscal 2005, ESS earnings from operations as a percentage of net revenue increased by 3.8 percentage points compared to fiscal 2004, due primarily to a 3.5 percentage point decrease in operating expenses as a percentage of net revenue, combined with a 0.3 percentage point increase in gross margin. We recorded $57 million of workforce reduction costs in the first two quarters of fiscal 2005. Our reduced operating expenses reflect the benefits of these measures as well as management controls on expense spending, which offset the impact of the higher employee bonus accruals recorded in the second half of the year. The improvement in margin was due primarily to higher option attach rates and improved discount management, which were offset partially by the continued mix shift towards industry standard servers within the segment as well as the ongoing mix shift to lower margin products within the business critical systems business as Integrity products assumed a greater percentage of business critical systems net revenue. In addition, the year-over-year industry standard servers and storage gross margins comparisons were favorably impacted by execution issues and business challenges that unfavorably impacted the performance of industry standard servers and storage in the second half of fiscal 2004.

        ESS net revenue increased 4% in fiscal 2004 from fiscal 2003. Revenue on a constant currency basis decreased 2%. The favorable currency impact was due primarily to the weakening of the dollar against the euro. In fiscal 2004, ESS performance was hurt in the third fiscal quarter by execution issues, namely a systems migration in the U.S., channel management issues in EMEA and weakness in storage. However, ESS net revenue growth was helped by industry standard servers' unit growth of 22%, which translated to a 12% net revenue increase from fiscal 2003 in that category.

        Net revenue in business critical systems declined by 2% in fiscal 2004 as compared to fiscal 2003, reflecting the ongoing decline of the AlphaServer product line. RISC and Integrity servers experienced revenue growth. We introduced mid-range and high-end Itanium®-based products widely in fiscal 2004, and sales continued to increase during the year, with Integrity servers representing 13% of business critical systems (including NonStop servers) in the fourth fiscal quarter. HP-UX server revenue increased 2% from fiscal 2003, offset by declines in Alpha as we transitioned customers to non-Alpha products. NonStop server net revenue declined 1% from the prior year, reflecting a maturing installed base.

        Storage net revenue declined 7% in fiscal 2004, with declines in both the overall array and tape businesses. Net revenue declines from fiscal 2003 were due primarily to our exposure to the declining tape market, aggressive pricing, inadequate storage sales specialist coverage and some product updates that occurred late in fiscal 2004. Growth in storage software and network attached storage offset partially the revenue decline in the primary product groups.

        ESS earnings from operations as a percentage of net revenue in fiscal 2004 improved by 0.1 percentage points, reflecting a 3.6 percentage point decrease in operating expenses in relation to revenue resulting from effective cost management and increased volume in the industry standard server business. A decline in gross margin of 3.5 percentage points offset the decline in operating expenses and volume growth. The gross margin decline was the result of competitive pressures impacting both the industry standard servers group and the storage business, along with a mix shift to lower margin products within the business critical servers group and more generally, the continued mix shift towards industry standard servers within the segment. In fiscal 2004, the business continued to focus on increasing direct sales, improving option attach rates and reducing warranty costs in order to optimize gross margins. Additionally, the execution issues of the third quarter that led to an operating loss in the quarter negatively impacted full year performance.

HP Services

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Net revenue	$15,536	$13,848	$12,402
Earnings from operations	$1,151	$1,282	$1,369
Earnings from operations as a % of net revenue	7.4%	9.3%	11.0%

        The components of weighted average net revenue growth, by business unit, were as follows for the following fiscal years ended October 31:

	2005	2004
	Percentage points
Technology services	5.6	5.9
Managed services	4.2	5.4
Consulting and integration	2.3	0.4
Other	0.1	—

Total HPS	12.2	11.7

        HPS net revenue increased 12% in fiscal 2005 from fiscal 2004. On a constant currency basis, HPS net revenue increased 9% in fiscal 2005 from fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen for the first three quarters of fiscal 2005 and to a lesser extent in the fourth fiscal quarter as the dollar strengthened against the euro and the yen during that period. Excluding acquisitions made since the first quarter of fiscal 2004, HPS net revenue growth for fiscal 2005 was 8%. Net revenue in technology services increased 9% for fiscal 2005. Excluding acquisitions made since the first quarter of fiscal 2004, technology services net revenue growth for fiscal 2005 was 4%.

        For fiscal 2005, managed services net revenue increased 24% from the prior-year as a result of an increase in new contracts, as well as additional revenue from our installed base of large customer contracts, the full year contribution of the Triaton acquisition (which we completed in April 2004) and favorable currency impacts. Excluding Triaton, managed services net revenue growth was 22% for fiscal 2005 compared to the prior fiscal year.

        Net revenue in consulting and integration increased 13% for fiscal 2005 from the prior year due to strong order growth in EMEA and Asia Pacific, as well as the favorable impact of currency. Additionally, the Triaton acquisition added to the revenue growth.

        HPS earnings from operations as a percentage of net revenue for fiscal 2005 declined 1.9 percentage points. The operating margin decline was the result of the combination of a decline in gross margin offset partially by a decrease in operating expense as a percentage of net revenue. The gross margin decline in HPS reflected primarily competitive pricing pressures and portfolio mix shifts within technology services, as well as the cost of higher employee bonus costs recorded in the second half of the fiscal year, and the absorption of workforce reduction costs in the first half of the year that amounted to $89 million. The technology services portfolio continues to evolve from higher margin proprietary support to lower margin areas such as multi-vendor integrated support and network environmental services. Managed services gross margin increased due to improvements in delivery cost management across the installed base. Consulting and integration gross margin improved due to higher revenues and continued operational improvement in presales and delivery cost management.

        For fiscal 2005, reductions and efficiencies in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue, despite $11 million in workforce reduction costs in the first half of the fiscal year and the impact of the employee bonuses granted in the second half of the fiscal year.

        HPS net revenue increased 12% in fiscal 2004 compared to fiscal 2003. On a constant currency basis, net revenue increased 5% in fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen. The growth in technology services net revenue was driven primarily by favorable currency impacts and the Triaton acquisition, as well as strength in integrated support, desktop lifecycle and mission critical support solutions. In fiscal 2004, the growth in managed services was due to increased net revenue from new large outsourcing deals and the expansion of services to existing customers, as well as the Triaton acquisition. An increase in core consulting and integration services contributed to a slight growth in the consulting and integration business in fiscal 2004, while a decrease in sales of complementary third-party products negatively impacted net revenue.

        HPS earnings from operations as a percentage of net revenue declined 1.7 percentage points in fiscal 2004, due in part to the continued growth in managed services, a lower-margin business, becoming an increasingly larger part of HPS. Operating profit ratio declines in the managed services and technology services business contributed to the overall segment operating profit ratio decline in fiscal 2004.

        Large outsourcing contracts at the early stages of their life cycle had lower margins in fiscal 2004, causing the decline in the managed services operating profit ratio. In the technology services business, competitive pricing pressures in both renewals and new contracts and a mix shift from higher margin support agreements (e.g., Unix®) to lower margin contracts (e.g., networking installations and integrated multi-vendor support offerings) affected the technology services operating profit ratio, and to a lesser degree, costs related to the integration of recent acquisitions also negatively affected technology services operating profit ratio. The overall operating profit ratio decline was moderated somewhat by an operating profit ratio improvement in the consulting and integration business as a result of a sales force focus on HP's Adaptive Enterprise offerings, customer relationship management and continued process improvements.

Software

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Net revenue	$1,077	$933	$781
Loss from operations	$(59)	$(156)	$(206)
Loss from operations as a % of net revenue	(5.5)%	(16.7)%	(26.4)%

        In fiscal 2005, Software net revenue increased 15% (12% without acquisitions) from fiscal 2004 and 13% on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen for the first three quarters of fiscal 2005 and to a lesser extent in the fourth fiscal quarter as the dollar strengthened against the euro and the yen during that period. OpenView, our management solutions software product line, represented 12 percentage points of net revenue growth on a weighted average basis for fiscal 2005. OpenCall, our telecommunications solutions product line, represented 3 percentage points of growth on a weighted average net revenue basis for fiscal 2005. OpenView net revenue growth was the result of increases in larger contracts and license fees and, to a lesser extent, acquisitions. OpenCall net revenue growth was the result of an increase in licenses.

        The operating margin improvement of 11.2 percentage points for fiscal 2005, as compared to fiscal 2004, was the result primarily of an increase in gross margin and a decrease in operating expense as a percentage of net revenue. The gross margin improvement was due to higher margin rates in our core businesses and a favorable product mix due to more OpenView license revenue. The decrease in operating expense as a percentage of net revenue was due to slower growth in operating expense attributable to cost management efforts, related principally to decreased research and development costs and slower growth in marketing costs as a percentage of revenue, despite the employee bonus recorded during the second half of fiscal 2005 and acquisition integration costs.

        In fiscal 2004, Software net revenue increased 19% (16% without acquisitions) and 13% on a constant currency basis from fiscal 2003. The majority of the currency impact resulted from the weakening of the dollar against the euro. Of the overall 19% net revenue increase, OpenView represented 13 percentage points of growth (10% without acquisitions) on a weighted average net revenue basis, while OpenCall contributed the remaining 6 percentage points of the net revenue increase. OpenView net revenue growth was the result of market share gains in a growing market along with the impact of acquisitions. The growth in OpenCall was due to increased spending in the telecommunications industry, associated with the adoption of the next generation of network infrastructure.

        The operating margin improvement of 9.7 percentage points in fiscal 2004 from fiscal 2003 was the result primarily of a decrease of operating expense as a percentage of net revenue. The decrease in operating expense was attributable to effective cost management as operating expenses, particularly marketing and research and development costs, grew more slowly than net revenue despite the unfavorable impact of currency and increased acquisition-related costs. There was some gross margin decline, resulting from an increasingly competitive pricing environment.

Personal Systems Group

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Net revenue	$26,741	$24,622	$21,210
Earnings from operations	$657	$205	$18
Earnings from operations as a % of net revenue	2.5%	0.8%	0.1%

        The components of weighted average net revenue growth, by business unit, were as follows for the following fiscal years ended October 31:

	2005	2004
	Percentage points
Notebook PCs	5.4	7.1
Desktop PCs	1.2	7.7
Workstations	1.1	0.4
Handhelds	(0.2)	0.7
Other	1.1	0.2

Total PSG	8.6	16.1

        PSG net revenue increased 9% in fiscal 2005 from fiscal 2004. On a constant currency basis, PSG's net revenue increased 7% in fiscal 2005. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen for the first three quarters of fiscal 2005 and to a lesser extent in the fourth fiscal quarter as the dollar strengthened against the euro and the yen during that period. For fiscal 2005, net revenue increased across all regions as a result of a 13% volume increase, particularly in consumer and commercial clients. Double digit unit growth in Asia Pacific and EMEA drove the revenue increase. For fiscal 2005, net revenue increases in notebook and desktop PCs were 16% and 2%, respectively, while consumer clients and commercial clients increased 10% and 7%, respectively, from the prior year. The revenue increases in consumer and commercial clients were offset partially by a decline in handhelds revenue. The performance of digital entertainment products, such as the Apple iPod from HP, added to the growth in net revenue for the fiscal year. In the fourth quarter of fiscal 2005, we discontinued reselling the Apple iPod, which will have an impact on revenue growth rates of digital entertainment products in future periods.

        The PSG volume increase was moderated by a decline of 4% in ASPs, with consumer clients and commercial clients declining 8% and 5%, respectively, for fiscal 2005. The declines in notebook and desktop ASPs were offset slightly by the digital entertainment mix and an increase in handheld and workstation ASPs. The decline in ASPs was due mainly to changes in the notebook product line-up that leveraged declines in component costs and competitive pressures in consumer PCs.

        PSG earnings from operations as a percentage of net revenue increased 1.7 percentage points for fiscal 2005 from fiscal 2004. The increase was the result of gross margin improvement combined with flat operating expenses as a percentage of revenue. The gross margin improvement was due primarily to component cost declines, a product mix shift toward higher margin notebook PCs, reduced warranty costs and favorable currency impacts. Operating expense as a percentage of revenue was flat, as the impact of the employee bonuses recorded in the second half of the year was offset by continued cost control measures.

        PSG net revenue increased 16% in fiscal 2004 from fiscal 2003. On a constant currency basis, the increase was 10%. The favorable currency impact was due primarily to the weakening of the dollar against the euro. In fiscal 2004, the net revenue increase across all businesses was the result primarily of an overall 17% volume increase. Volume increases were the result of strong market growth in both consumer and commercial clients, our re-entry into the China market and the introduction of new products such as the media center PCs, widescreen notebook PCs, converged devices and a broader product line offering in pen-based iPAQs.

        In fiscal 2004, consumer and commercial desktop PC volumes increased 15% and 11%, respectively, while notebook PC volume increased 22%. The volume increase was moderated by a slight decline in ASPs. The ASP decline was due to a mix shift toward lower-end personal workstations and iPAQ handhelds, as well as component cost declines, and was offset partially by a strong monitor attach rate in business PCs. Year-over-year net revenue increases in consumer and commercial desktop PCs were 15% and 12%, respectively, while notebook PC net revenue increased 22%.

        PSG earnings from operations as a percent of net revenue were 0.8% in fiscal 2004 compared to 0.1% in fiscal 2003. The increase was the result of volume increases and a decline in operating expenses of 1.3 percentage points, which was offset by a decline in gross margin of 0.5 percentage points. The operating expense decline was due to headcount reductions, tightening of administrative costs, lower research and development spending and scale efficiencies in selling and marketing costs.

The gross margin decline were due primarily to continued competitive pressures in Europe, expansion into developing markets and a shift towards lower-end products.

Imaging and Printing Group

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Net revenue	$25,155	$24,199	$22,569
Earnings from operations	$3,413	$3,843	$3,591
Earnings from operations as a % of net revenue	13.6%	15.9%	15.9%

        The components of weighted average net revenue growth, by business unit were as follows for the following fiscal years ended October 31:

	2005	2004
	Percentage points
Supplies	3.4	5.3
Commercial hardware	1.4	1.7
Consumer hardware	(0.7)	(0.1)
Other	(0.1)	0.3

Total IPG	4.0	7.2

        IPG net revenue increased 4% in fiscal 2005 from fiscal 2004. On a constant currency basis, the net revenue increase was 2% in fiscal 2005. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen for the first three quarters of fiscal 2005 and to a lesser extent in the fourth fiscal quarter as the dollar strengthened against the euro and the yen during that period.

        For fiscal 2005, the growth in supplies net revenue was attributable primarily to unit growth in LaserJet toner, due primarily to increased sales of color-related products. The growth in commercial hardware net revenue in fiscal 2005 was attributable to unit volume growth in color LaserJet printers, multifunction printers and the digital press business. New product introductions added to the net revenue growth in multifunction printers. The effect of the commercial hardware volume increase was offset partially by decreasing ASPs. For fiscal 2005, consumer hardware net revenue decreased. This decline was the result of continuing decreases in ASPs due to strategic pricing actions, the continued mix shift in demand to lower-priced products, intense competition in both the all-in-one and single function inkjet printers and the ongoing decline in the scanner market.

        For fiscal 2005, IPG earnings from operations as a percentage of net revenue declined by 2.3 percentage points due to a 2.4 percentage point decline in gross margin which was offset partially by a 0.1 percentage point decline in operating expenses. The gross margin decline was attributable to a mix shift within supplies from inkjet cartridges to LaserJet toner, a low-end mix shift in consumer hardware, voluntary severance incentive charges and strategic pricing actions. Operating expense, as a percentage of net revenue, remained relatively flat year-over-year, with a slight increase in spending due to voluntary severance incentive charges taken in the first half of the fiscal year and the second half of the year employee bonus expense offsetting the favorable impact of headcount reductions and lower program spending in research and development.

        IPG net revenue increased 7% in fiscal 2004 from fiscal 2003. On a constant currency basis, the net revenue increase was 2% in fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro.

        The growth in printer supplies net revenue in fiscal 2004 reflected higher volumes as a result of the continued expansion of the printer hardware installed base, due primarily to the strong performance of color-related products and digital photography initiatives. In fiscal 2004, the growth in commercial printer hardware net revenue was attributable to unit volume growth in color LaserJet printers, business inkjet printers, monochrome LaserJet printers and the increasing demand for multi-function printers. A continued shift in demand to lower-priced products and a competitive pricing environment moderated the net revenue increase in business printer hardware during the period. Net revenue remained unchanged in digital imaging products as a result of growth in camera unit shipments, which was offset by a decrease in sales of scanners due to a declining market. The decline in consumer printer hardware was the result of decreases in ASPs due to the continued shift in demand to lower-priced products, particularly in the sub-$200 all-in-one market, as well as a decline in sales of single-function devices.

        In fiscal 2004, earnings from operations as a percentage of net revenue were 15.9%, which was consistent with fiscal 2003. As a percentage of net revenue, both operating expense and gross margin remained flat in fiscal 2004 as compared to fiscal 2003. Gross margin improvement in supplies was due in part to cost reductions and volume increases, which were moderated by a mix shift to lower margin products. Gross margin improvement also was the result of favorable mix shifts in consumer printer hardware. Gross margin declines in digital imaging and commercial printer hardware, due in part to a shift to lower margin products in an increasingly competitive pricing environment, moderated the improvement. Within total operating expense, there was a slight increase in administrative expense, which was offset by a slight decline in selling costs, while both research and development costs and marketing costs, as a percentage of net revenue, remained flat for fiscal 2004.

HP Financial Services

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Net revenue	$2,102	$1,895	$1,921
Earnings from operations	$213	$125	$79
Earnings from operations as a % of net revenue	10.1%	6.6%	4.1%

        HPFS net revenue increased 11% in fiscal 2005 compared to fiscal 2004. The net revenue increase was the result primarily of higher used equipment sales and a higher mix of leases classified as operating leases.

        In fiscal 2005, the 3.5 percentage point increase in earnings from operations as a percentage of net revenue consisted of a 3.6 percentage point increase in gross margin partially offset by a 0.1 percentage point increase in operating expense. The gross margin increase resulted primarily from lower bad debt expense, which was offset partially by a higher mix of lower margin operating lease assets. The decrease in bad debt expense was due in part to the release in fiscal 2005 of $40 million of reserves related to aged receivables in EMEA that have since been collected. The reserves were established in the fourth quarter of fiscal 2004. Recoveries from accounts in Latin America previously written-off, lower credit losses and a reduction of reserves resulting from a stronger portfolio risk profile also contributed to the decrease in bad debt expense.

        The slight increase in operating expense as a percentage of net revenue was the result mainly of a $62 million net reduction in revenue resulting from the reclassification of certain leases from operating leases to capital leases. This reclassification was the result of a review of the leasing portfolio for appropriate lease classification that HP completed in the fourth quarter.

        HPFS net revenue decreased 1% in fiscal 2004 compared to fiscal 2003. The decrease resulted primarily from lower average levels of revenue-generating assets and lower used equipment sales. The decrease in average assets was due to portfolio amortization and asset sales exceeding new lease originations throughout most of the fiscal year. Lower interest rates also contributed to the net revenue decrease.

        In fiscal 2004, the 2.5 percentage point increase in earnings from operations as a percentage of net revenue consisted of a 1.3 percentage point increase in gross margin and a 1.2 percentage point decrease in operating expense. The gross margin improvement was the result of higher portfolio profitability resulting primarily from end of lease transactions and, to a lesser extent, lower interest costs as a percentage of net revenue. The gross margin increase was offset in part by higher reserves related to certain aged receivables, particularly in EMEA, in the fourth quarter of fiscal 2004. Cost savings achieved through continued cost controls, offset in part by an unfavorable currency impact, caused the decline in operating expenses as a percentage of net revenue.

Financing Originations

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Total financing originations	$4,136	$3,852	$3,784

        New financing originations, which include intercompany activity, increased 7% in fiscal 2005 from fiscal 2004. The increase resulted from improved integration and engagement with HP's sales and marketing efforts and a favorable currency impact. Originations increased 2% in fiscal 2004 from fiscal 2003 due to higher levels of financing in Asia Pacific and a favorable currency impact, which were offset in part by a lower penetration rate of HP sales.

Portfolio Assets and Ratios

        HPFS maintains a strategy to generate a competitive return on equity by effectively leveraging its portfolio against the risks associated with interest rates and credit. The HPFS business model is asset-intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from HP's internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by HP on a consolidated basis. However, certain intercompany loans and accounts that are reflected in the segment balances are eliminated in HP's Consolidated Financial Statements.

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows for the following fiscal years ended October 31:

	2005		2004
	In millions
Portfolio assets(1)	$7,085		$7,380

Allowance for doubtful accounts	111		213
Operating lease equipment reserve	45		51

Total reserves	156		264

Net portfolio assets	$6,929		$7,116

Reserve coverage	2.2%		3.6%
Debt to equity ratio(2)	5.5	x	5.1	x

(1)
Portfolio assets include financing receivables of $5.0 billion at October 31, 2005 and $5.3 billion at October 31, 2004 and net equipment under operating leases of $1.3 billion at October 31, 2005 and $1.4 billion at October 31, 2004, as disclosed in Note 9 of the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $400 million at both October 31, 2005 and October 31, 2004 and intercompany leases of approximately $400 million at October 31, 2005 and $300 million at October 31, 2004, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at October 31, 2005 decreased 4% from October 31, 2004. The decrease resulted primarily from collections of billed receivables, a decline in the exchange rate between the euro and the dollar and the write-off of assets covered by specific reserves. The overall percentage of portfolio assets reserved decreased due primarily to the write-off of assets covered by specific reserves, the release of $40 million of reserves for aged receivables in EMEA that have since been collected and lower reserves resulting from a stronger portfolio risk profile.

        HPFS funds its operations mainly through a combination of intercompany debt and equity. The increase in the debt to equity ratio reflects a planned increase in portfolio leverage.

Corporate Investments

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Net revenue	$523	$449	$345
Loss from operations	$(174)	$(179)	$(161)
Loss from operations as a % of net revenue	(33.3)%	(39.9)%	(46.7)%

        In fiscal 2005, the majority of the net revenue in Corporate Investments related to network infrastructure products, which increased 20% from fiscal 2004 as a result of continued product enhancements, particularly in gigabit Ethernet switch products.

        Expenses related to corporate development, global alliances and HP Labs increased 5% in fiscal 2005 from fiscal 2004. The increase was due to higher spending on strategic initiatives and incubation programs. These expenses, which contributed to the majority of the loss from operations for Corporate Investments, were offset in part by operating profit from network infrastructure product sales. Corporate Investment's loss from operations for fiscal 2005 decreased slightly from the prior fiscal year due to an increase in operating profit in network infrastructure products as a result of increasing operating margins, offset partially by an increase in operating expenses related to corporate development, global alliances and HP Labs. The increase in gross margin was due primarily to a favorable product mix and lower trade discounts as a percentage of net revenue for network infrastructure products.

        In fiscal 2004, the majority of the net revenue in this segment related to network infrastructure products. Net revenue in this segment grew 27% from fiscal 2003 and was the result of continued enhancements in the overall product portfolio, particularly in gigabit Ethernet switch products.

        In fiscal 2004, expenses related to corporate development, global alliances and HP Labs increased 10% from the prior fiscal year. The increase was the result in part of increased investment in strategic initiatives. Operating profit for the network infrastructure product group declined slightly in fiscal 2004 due mostly to increased operating expense levels, resulting from headcount growth in research and development, sales and marketing.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash balances are held in numerous locations throughout the world, and substantial amounts are held outside of the United States.

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

        HP repatriated $7.5 billion under the Jobs Act in the third quarter and repatriated the remaining $7.0 billion in the fourth quarter of fiscal 2005.

        Foreign earnings repatriated under the Jobs Act increased liquidity in the United States, with a corresponding reduction of liquidity in HP's foreign subsidiaries. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

FINANCIAL CONDITION (Sources and Uses of Cash)

        Our total cash and cash equivalents increased approximately 10% to $13.9 billion at October 31, 2005 from $12.7 billion at the end of fiscal 2004. Net earnings in fiscal 2005 helped generate $8.0 billion in cash from operating activities. The cash generated by operations in fiscal 2005 funded all of the $6.8 billion in investing and financing activities. Year-over-year borrowings declined 27% to $5.2 billion at October 31, 2005. The net $6.8 billion used for investing and financing activities during fiscal 2005 included $3.5 billion for share repurchases, $2.0 billion for gross investments in property plant and equipment and $1.8 billion for payments of debt. Cash flows from financing activities benefited from $1.2 billion of proceeds relating to employee stock plans. Our cash position remains strong and our cash balances are sufficient to cover significant cash outlays expected in fiscal 2006 associated with our restructuring actions and company bonus payments.

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Net cash provided by operating activities	$8,028	$5,088	$6,057
Net cash used in investing activities	(1,757)	(2,454)	(1,512)
Net cash used in financing activities	(5,023)	(4,159)	(1,549)

Net increase (decrease) in cash and cash equivalents	$1,248	$(1,525)	$2,996

Key Performance Metrics

	October 31
	2005	2004	2003
Days of sales outstanding in accounts receivable	39	43	40
Days of supply in inventory	35	39	37
Days of purchases outstanding in accounts payable	(52)	(51)	(56)

Cash conversion cycle	22	31	21

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

2005 Compared to 2004

Operating Activities

        Net cash provided by operating activities increased by 58% during fiscal 2005. Our cash position benefited primarily from our improved cash conversion cycle, which decreased 9 days compared to fiscal 2004 due primarily to improved effectiveness in accounts receivable collection efforts and improved inventory management. Our cash flow from operations also benefited from delayed payments for restructuring costs and company bonuses. These benefits were offset partially by higher pension contributions.

Investing Activities

        Net cash used in investing activities decreased by 28% during fiscal 2005 due primarily to lower cash paid for acquisitions and reduced expenditures for property, plant and equipment.

Financing Activities

        Net cash used in financing activities increased by 21% during fiscal 2005 as compared to fiscal 2004. The increase was due primarily to the maturity of our debt and increased repurchases of our common stock. These cash payments were offset partially by increased proceeds from the issuance of common stock related to our employee stock plans.

        We repaid $1.8 billion of debt during fiscal 2005 compared to $0.3 billion during fiscal 2004 primarily due to the maturity of the $1.5 billion U.S. Dollar Global Notes and the $0.3 billion Medium-Term Notes assumed from the Compaq acquisition. Also, proceeds from the issuance of common stock under employee plans were $1.2 billion in fiscal 2005 compared to $0.6 billion in fiscal 2004, mainly because higher overall market prices during fiscal 2005 led to increased exercises of employee stock options.

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 150 million shares, of which 148 million shares were settled for $3.5 billion in fiscal 2005, as compared to repurchases and settlements of approximately 172 million shares for $3.3 billion in fiscal 2004. In addition, in November 2004, we paid $51 million in connection with the completion of the fiscal 2004 accelerated share repurchase program. We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to repurchase shares opportunistically. During fiscal 2005, the Board of Directors of HP authorized an additional $4.0 billion for future repurchases of HP's outstanding shares of common stock. As of October 31, 2005, we had remaining authorization of approximately $3.4 billion for future share repurchases.

2004 Compared to 2003

Operating Activities

        Net cash provided by operating activities declined by 16% during fiscal 2004. Although our cash position benefited from higher earnings, lower payments for restructuring actions and decreased pension and other post-retirement contributions, these improvements were not sufficient to offset the increase in the cash conversion cycle, which rose to 31 days in fiscal 2004 from 21 days in fiscal 2003.

        The lengthening of the cash conversion cycle was due largely to a $2.3 billion increase in accounts receivable and inventory at October 31, 2004 compared to the prior year and the timing of accounts payable payments. Accounts receivable was impacted unfavorably by currency fluctuations as the U.S. dollar weakened against the euro and a change in the mix of the accounts receivable portfolio. The October 31, 2004 portfolio included a larger portion of U.S. retail and EMEA direct receivables, which generally have longer payment terms compared to the shorter payment terms of commercial receivables. Higher inventory levels at October 31, 2004 reflected planned increases in certain inventories in preparation for the 2004 holiday season as well as a change in the timing of new product rollouts, particularly within IPG and PSG. HP introduced these products on a staggered basis during the latter half of fiscal 2004, with certain IPG products rolled out in the first month of fiscal 2004, as compared to the more focused marketing rollout in the third quarter of fiscal 2003. In addition, ESS inventory levels increased due primarily to backlog associated with industry standard servers. Such backlog occurred as a result of component availability at year end.

Investing Activities

        Net cash used in investing activities rose by 62% in fiscal 2004 due primarily to the $1.1 billion we spent for several business acquisitions, including Triaton GmbH, Synstar plc and Digital GlobalSoft Limited, as compared to the $149 million we spent on acquisitions in fiscal 2003. Capital expenditures increased only slightly, by 7%, during fiscal 2004, with the increase mostly offset by asset disposition activities.

Financing Activities

        The significant increase in net cash used in financing activities during fiscal 2004 resulted from a higher level of share repurchases compared to fiscal 2003. During fiscal 2004, HP's Board of Directors authorized $5.0 billion for future repurchases of outstanding shares, including an authorization of $3.0 billion in the fourth quarter of fiscal 2004. We completed share repurchases of approximately 172 million shares for $3.3 billion in fiscal 2004, including approximately 72 million shares under an accelerated share repurchase program, as compared to repurchases of 40 million shares for $751 million in fiscal 2003. As of October 31, 2004, we had remaining authorization of approximately $2.9 billion for future share repurchases.

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

LIQUIDITY

        As previously discussed, we use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations, capital expenditures and the payment of dividends to our stockholders, in addition to current levels of discretionary investments and share repurchases. We are able to supplement this near term liquidity, if necessary, with broad access to capital markets and credit line facilities made available by various foreign and domestic financial institutions.

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, geographic location of cash generated by operations and the overall cost of capital. Outstanding debt at October 31, 2005 decreased to $5.2 billion as compared to $7.1 billion at October 31, 2004, bearing weighted average interest rates of 4.7% and 5.3%, respectively. Short-term borrowings decreased to $1.8 billion at October 31, 2005 from $2.5 billion at October 31, 2004. The decrease reflects primarily the repayment of the $1.5 billion U.S. Dollar Global Notes and the $300 million Medium-Term Notes assumed from the Compaq acquisition, offset partially by the reclassification from long-term to short-term of $200 million of Series A Medium-Term Notes maturing in December 2005 and $900 million of Euro Medium-Term Notes maturing in July 2006. In addition, during fiscal 2005, we issued $11.4 billion and repaid $11.5 billion of commercial paper. We did not issue any material long-term debt during fiscal 2005.

        HP, and not the HPFS financing business, issued or assumed the vast majority of HP's total outstanding debt. Like other financial services companies, HPFS, which, as explained above, uses intercompany equity that is treated as debt for segment reporting purposes, has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At October 31, 2005, HPFS had approximately $6.9 billion in net portfolio assets, which include short- and long-term financing receivables and operating lease assets.

        At October 31, 2005, we had the following resources available to obtain short-term or long-term financing for additional liquidity:

		At October 31, 2005
	Original Amount Available
		Used	Available
	In millions
2002 registration statement
Debt, global securities and up to $1,500 of Series B Medium Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	900	2,100
U. S. Credit Facilities
Expiring March 2006	1,500	—	1,500
Expiring March 2009	1,500	—	1,500
Lines of credit	2,250	56	2,194
Commercial paper programs
U.S.	6,000	—	6,000
Euro	500	208	292

	$17,750	$3,164	$14,586

        The securities issuable under the 2002 shelf registration statement include notes with due dates of nine months or more from issuance. Until December 15, 2005, HP had two U.S. credit facilities consisting of a $1.5 billion 364-day credit facility expiring in March 2006 and a $1.5 billion 5-year credit facility expiring in March 2009. On December 15, 2005 HP replaced the two credit facilities with a $3.0 billion 5-year credit facility. The U.S. credit facility is available for general corporate purposes, including the support of our U.S. commercial paper program. The lines of credit are uncommitted and are available primarily through various foreign subsidiaries. In April 2005, HP increased its U.S. commercial paper program to $6.0 billion.

        HP's credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Rating Services, Moody's Investor Service and Fitch Ratings currently rate our senior unsecured long term debt A-, A3 and A and our short-term debt A-1, Prime-1, and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit or, in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. If we were so limited or precluded from borrowing, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statement and our Euro Medium-Term Note Programme or our credit facilities.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $1.2 billion as of October 31, 2005. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros, or approximately $630 million (the "Euro Program"). Trade receivables of approximately $7.9 billion were sold during fiscal 2005, including approximately $5.4 billion under the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts offered to customers under other alternative prompt payment programs. As of October 31, 2005, there was approximately $571 million available under these programs, of which $357 million relates to the Euro Program.

Contractual Obligations

        The impact that our contractual obligations as of October 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	In millions
Long-term debt, including capital lease obligations(1)	$4,817	$1,167	$2,569	$19	$1,062
Operating lease obligations	2,028	541	749	460	278
Purchase obligations(2)	2,092	1,417	430	212	33

Total	$8,937	$3,125	$3,748	$691	$1,373

(1)
Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments or discounts. Included in our long-term debt are approximately $39 million of capital lease obligations that are secured by certain equipment.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items. Our purchase obligation includes the settlement agreement with EMC Corporation ("EMC") pursuant to which HP agreed to pay $325 million (the net amount of the valuation of EMC's claims against HP less the valuation of HP's claims against EMC) to EMC, which HP can satisfy through the purchase for resale or internal use of complementary EMC products in equal installments of $65 million over the next five years, of which the first installment was paid on August 29, 2005. As of October 31, 2005, the remaining payment to EMC is $260 million. In addition, if EMC purchases HP products during the five-year period, HP will be required to purchase an equivalent amount of additional products or services from EMC of up to an aggregate of $108 million.

        On November 1, 2005, HP acquired substantially all of the assets of Scitex Vision Ltd., a market leader in super-wide digital imaging, for $230 million in cash. This acquisition is expected to expand HP's leadership in printing into the industrial wide-format market.

        On September 19, 2005, HP announced it signed a definitive agreement to acquire Peregrine Systems, Inc. ("Peregrine") in a cash merger for $26.08 per share, representing an aggregate equity value of $425 million. The acquisition of Peregrine, completed during the first quarter of fiscal 2006, is intended to add key asset and service management components to the HP OpenView portfolio, a distributed management software suite for business operations and IT.

Funding commitments

        During fiscal 2005, we made contributions of approximately $1.7 billion to our pension plans. We paid approximately $60 million to cover claims cost for the HP post-retirement benefit plans. In fiscal 2006, HP expects to contribute approximately $245 million to its pension plans and approximately $40 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $80 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to HP's pension plans so that HP meets at least the minimum contribution requirements, as established by local government and funding and taxing authorities. HP expects to use contributions made to the post-retirement plans primarily for the payment of retiree health claims incurred during the fiscal year.

        We expect to make significant cash outlays associated with the company's bonus and restructuring plans during fiscal 2006. As a result of our approved restructuring plans, we expect future cash expenditures of approximately $1.2 billion, exclusive of approximately $400 million that will be funded through the pension plan assets for the costs associated with the early retirement of 3,200 U.S. employees, primarily for employee severance and other employee benefits and facilities costs. Of this amount, we recorded $1.19 billion on our Consolidated Balance Sheet at October 31, 2005, and we intend to expense $30 million in future periods as we incur the costs or we meet the requirements to record the costs as a liability. We expect to make cash payments of approximately $1.0 billion in fiscal 2006 and approximately $200 million over the next five fiscal years.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2005, we are not involved in any material unconsolidated SPEs.

Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments HP has made related to these indemnifications have been immaterial.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

        In the normal course of business, we are exposed to foreign currency exchange rate, interest rate and equity price risks that could impact our financial position and results of operations. Our risk management strategy with respect to these three market risks may include the use of derivative financial instruments. We use derivative contracts only to manage existing underlying exposures of HP. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy and a sensitivity analysis estimating the effects of changes in fair values for each of these exposures are outlined below.

        Actual gains and losses in the future may differ materially from the sensitivity analyses based on changes in the timing and amount of interest rate, foreign currency exchange rate and equity price movements and our actual exposures and hedges.

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant to our operations for fiscal 2005 were the euro, the Japanese yen and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where HP is a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone. We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, HP may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. HP also uses other derivatives not designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. HP recognizes the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. Alternatively, HP may choose not to hedge the foreign currency risk associated with its foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency.

        We have performed sensitivity analyses as of October 31, 2005 and 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at October 31, 2005 and 2004. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $90 million at October 31, 2005 and $71 million at October 31, 2004.

Interest rate risk

        We also are exposed to interest rate risk related to our debt and investment portfolios and financing receivables. HP issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. HP then typically uses interest rate swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense and to manage exposure to foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payments. However, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if the fixed rate liability is offset with fixed rate assets. In order to hedge the fair value of certain fixed-rate investments, HP may enter into interest rate swaps that convert fixed interest returns into variable interest returns. HP may use cash flow hedges to hedge the variability of LIBOR-based interest income received on certain variable-rate investments. HP may also enter into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns.

        We have performed sensitivity analyses as of October 31, 2005 and 2004, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investment instruments, financing receivables and interest rate swaps. The analyses use actual maturities for the debt, investments and interest rate swaps and approximate maturities for financing receivables. The discount rates we used were based on the market interest rates in effect at October 31, 2005 and 2004. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt and investment instruments and financing receivables, net of interest rate swap positions, of $4 million at October 31, 2005 and $2 million at October 31, 2004.

Equity price risk

        We also are exposed to equity price risk inherent in our portfolio of publicly-traded equity securities, which had an estimated fair value of $64 million at October 31, 2005 and $70 million at October 31, 2004. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. However, we may use derivative transactions to hedge certain positions from time to time. We do not purchase our equity securities with the intent to use them for trading or speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair values of our marketable equity securities of $19 million at October 31, 2005 and $21 million at October 31, 2004. The aggregate cost of privately-held companies and other investments is $353 million at October 31, 2005 and $388 million at October 31, 2004.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hewlett-Packard Company's internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2005 expressed an unqualified opinion thereon.

        As discussed in Note 1 to the consolidated financial statements, on November 1, 2002 the company changed its method of accounting for goodwill and intangible assets.

                      /s/  ERNST & YOUNG LLP

San Jose, California
December 16, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Hewlett-Packard Company maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewlett-Packard Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Hewlett-Packard Company maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hewlett-Packard Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2005 and our report dated December 16, 2005 expressed an unqualified opinion thereon.

                      /s/  ERNST & YOUNG LLP

San Jose, California
December 16, 2005

Management's Report on Internal Control Over Financial Reporting

        HP's management is responsible for establishing and maintaining adequate internal control over financial reporting for HP. HP's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. HP's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of HP; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of HP are being made only in accordance with authorizations of management and directors of HP; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of HP's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2005, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2005. HP management's assessment of the effectiveness of HP's internal control over financial reporting as of October 31, 2005 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 69 of this Annual Report on Form 10-K.

/s/ MARK V. HURD Mark V. Hurd Chief Executive Officer and President December 16, 2005	/s/ ROBERT P. WAYMAN Robert P. Wayman Executive Vice President and Chief Financial Officer December 16, 2005

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2005	2004	2003
	In millions, except per share amounts
Net revenue:
Products	$68,945	$64,046	$58,779
Services	17,380	15,470	13,815
Financing income	371	389	467

Total net revenue	86,696	79,905	73,061

Costs and expenses:
Cost of products	52,550	48,659	43,999
Cost of services	13,674	11,962	10,186
Financing interest	216	190	208
Research and development	3,490	3,563	3,686
Selling, general and administrative	11,184	10,496	10,442
Pension curtailment	(199)	—	—
Restructuring charges	1,684	114	800
Amortization of purchased intangible assets	622	603	563
In-process research and development charges	2	37	1
Acquisition-related charges	—	54	280

Total operating expenses	83,223	75,678	70,165

Earnings from operations	3,473	4,227	2,896

Interest and other, net	189	35	21
(Losses) gains on investments	(13)	4	(29)
Dispute settlement	(106)	(70)	—

Earnings before taxes	3,543	4,196	2,888
Provision for taxes	1,145	699	349

Net earnings	$2,398	$3,497	$2,539

Net earnings per share:
Basic	$0.83	$1.16	$0.83

Diluted	$0.82	$1.15	$0.83

Weighted average shares used to compute net earnings per share:
Basic	2,879	3,024	3,047

Diluted	2,909	3,055	3,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31
	2005	2004
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$13,911	$12,663
Short-term investments	18	311
Accounts receivable	9,903	10,226
Financing receivables	2,551	2,945
Inventory	6,877	7,071
Other current assets	10,074	9,685

Total current assets	43,334	42,901

Property, plant and equipment	6,451	6,649
Long-term financing receivables and other assets	7,502	6,657
Goodwill	16,441	15,828
Purchased intangible assets	3,589	4,103

Total assets	$77,317	$76,138

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$1,831	$2,511
Accounts payable	10,223	9,377
Employee compensation and benefits	2,343	2,208
Taxes on earnings	2,367	1,709
Deferred revenue	3,815	2,958
Accrued restructuring	1,119	193
Other accrued liabilities	9,762	9,632

Total current liabilities	31,460	28,588

Long-term debt	3,392	4,623
Other liabilities	5,289	5,363
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,837 and 2,911 shares issued and outstanding, respectively)	28	29
Additional paid-in capital	20,490	22,129
Retained earnings	16,679	15,649
Accumulated other comprehensive loss	(21)	(243)

Total stockholders' equity	37,176	37,564

Total liabilities and stockholders' equity	$77,317	$76,138

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Cash flows from operating activities:
Net earnings	$2,398	$3,497	$2,539
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,344	2,395	2,527
(Benefit) provision for doubtful accounts—accounts and financing receivables	(22)	98	102
Provision for inventory	398	367	391
Restructuring charges	1,684	114	800
Pension curtailment gain	(199)	—	—
Acquisition-related charges, including in-process research and development	2	91	281
Deferred taxes on earnings	(162)	26	(279)
Other, net	1	89	141
Changes in assets and liabilities:
Accounts and financing receivables	666	(696)	88
Inventory	(208)	(1,341)	(638)
Accounts payable	846	3	2,257
Taxes on earnings	748	(32)	53
Restructuring	(247)	(601)	(1,240)
Other assets and liabilities	(221)	1,078	(965)

Net cash provided by operating activities	8,028	5,088	6,057

Cash flows from investing activities:
Investment in property, plant and equipment	(1,995)	(2,126)	(1,995)
Proceeds from sale of property, plant and equipment	542	447	353
Purchases of available-for-sale and other investments	(1,729)	(3,964)	(596)
Maturities and sales of available-for-sale securities and other investments	2,066	4,313	875
Payments made in connection with business acquisitions, net	(641)	(1,124)	(149)

Net cash used in investing activities	(1,757)	(2,454)	(1,512)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(1)	(172)	(223)
Issuance of debt	84	9	749
Payment of debt	(1,827)	(285)	(829)
Issuance of common stock under employee stock plans	1,161	570	482
Repurchase of common stock	(3,514)	(3,309)	(751)
Dividends	(926)	(972)	(977)

Net cash used in financing activities	(5,023)	(4,159)	(1,549)

Increase (decrease) in cash and cash equivalents	1,248	(1,525)	2,996
Cash and cash equivalents at beginning of period	12,663	14,188	11,192

Cash and cash equivalents at end of period	$13,911	$12,663	$14,188

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Par Value	Additional Paid-in Capital	Retained Earnings		Total
	In millions, except number of shares in thousands
Balance October 31, 2002	3,043,733	$30	$24,660	$11,973	$(401)	$36,262
Net earnings				2,539		2,539
Net unrealized gain on available-for-sale securities					33	33
Net unrealized loss on cash flow hedges					(48)	(48)
Minimum pension liability, net of taxes					211	211
Cumulative translation adjustment					2	2

Comprehensive income						2,737

Issuance of common stock in connection with employee stock plans and other	38,808		451			451
Repurchases of common stock	(39,780)		(548)	(203)		(751)
Tax benefit from employee stock plans			24			24
Dividends				(977)		(977)

Balance October 31, 2003	3,042,761	30	24,587	13,332	(203)	37,746
Net earnings				3,497		3,497
Net unrealized loss on available-for-sale securities					(20)	(20)
Net unrealized loss on cash flow hedges					(28)	(28)
Minimum pension liability, net of taxes					(13)	(13)
Cumulative translation adjustment					21	21

Comprehensive income						3,457

Assumption of stock options in connection with business acquisitions			15			15
Issuance of common stock in connection with employee stock plans and other	40,467		592			592
Repurchases of common stock	(172,468)	(1)	(3,100)	(208)		(3,309)
Tax benefit from employee stock plans			35			35
Dividends				(972)		(972)

Balance October 31, 2004	2,910,760	29	22,129	15,649	(243)	37,564
Net earnings				2,398		2,398
Net unrealized loss on available-for-sale securities					(1)	(1)
Net unrealized gain on cash flow hedges					69	69
Minimum pension liability, net of taxes					171	171
Cumulative translation adjustment					(17)	(17)

Comprehensive income						2,620

Issuance of common stock in connection with employee stock plans and other	76,884		1,452			1,452
Repurchases of common stock	(150,448)	(1)	(3,121)	(442)		(3,564)
Tax benefit from employee stock plans			30			30
Dividends				(926)		(926)

Balance October 31, 2005	2,837,196	$28	$20,490	$16,679	$(21)	$37,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

  Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Hewlett-Packard Company, its wholly-owned subsidiaries and its controlled majority-owned subsidiaries (collectively, "HP"). HP accounts for equity investments in companies over which HP has the ability to exercise significant influence, but does not hold a controlling interest, under the equity method, and HP records its proportionate share of income or losses in Interest and other, net in the Consolidated Statements of Earnings. HP has eliminated all significant intercompany accounts and transactions.

  Reclassifications and Segment Reorganization

        HP has made certain reclassifications to prior year amounts in order to conform to the current year presentation. In addition, HP reclassified certain information technology ("IT") infrastructure costs from selling, general and administrative expenses to cost of products, cost of services and research and development expenses to align the IT costs better with the functional areas they support. The impact of these reclassifications is an increase in cost of sales offset by an equal reduction of operating expenses, with no impact on consolidated or segment level earnings from operations.

        HP has revised the presentation of its Consolidated Statements of Cash Flows for the fiscal year ended October 31, 2004 to reflect the gross purchases and sales of auction rate securities within cash flows from investing activities. This change does not affect previously reported subtotals within the Consolidated Statements of Cash Flows, or previously reported results of operations for any period presented.

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

  Services

        HP recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-customer support contracts, ratably over the contract period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue and costs as services are rendered. HP recognizes revenue from fixed-price consulting arrangements over the contract period on a proportional performance basis, as determined by the relationship of actual labor costs incurred to date to the estimated total contract labor costs, with estimates regularly revised during the life of the contract. For outsourcing contracts, HP recognizes revenue ratably over the contractual service period for fixed price contracts and on the output or consumption basis for all other outsourcing contracts. HP recognizes costs associated with outsourcing contracts as incurred, unless such costs relate to the transition phase of the outsourcing contract, in which case HP generally amortizes those costs over the contractual service period. In addition, under the provisions of Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables," if the revenue for a delivered item is not recognized because it is not separable from the outsourcing arrangement, then HP also defers the cost of the delivered item. HP recognizes both the revenue and associated cost for the delivered item ratably over the remaining contractual service period. HP recognizes losses on consulting and outsourcing arrangements in the period that the contractual loss becomes probable and estimable. HP records amounts invoiced to customers in excess of revenue recognized as deferred revenue until the revenue recognition criteria are met. HP records revenue that is earned and recognized in excess of amounts invoiced on fixed-price contracts as trade receivables. HP recognizes revenue from operating leases on a straight-line basis as service revenue over the rental period.

  Financing Income

        Sales-type and direct-financing leases produce financing income, which HP recognizes at level rates of return over the lease term.

  Shipping and Handling

        HP includes costs related to shipping and handling in cost of sales for all periods presented.

  Advertising

        HP expenses advertising costs as incurred or when the advertising is first run. Such costs totaled approximately $1.1 billion in fiscal 2005, $1.2 billion in fiscal 2004 and $1.1 billion in fiscal 2003.

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

  Cash and Cash Equivalents

        HP classifies investments as cash equivalents if the maturity of an investment is three months or less from the purchase date. Interest income was approximately $424 million in fiscal 2005, $238 million in fiscal 2004 and $240 million in fiscal 2003.

  Allowance for Doubtful Accounts

        HP establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectibility. HP maintains bad debt reserves based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors and the financial condition of customers. HP records a specific reserve for individual accounts when HP becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, HP would further adjust estimates of the recoverability of receivables.

  Inventory

        HP values inventory at the lower of cost or market, with cost computed on a first-in, first-out basis.

  Property, Plant and Equipment

        HP states property, plant and equipment at cost less accumulated depreciation. HP capitalizes additions, improvements and major renewals. HP expenses maintenance, repairs and minor renewals as incurred. HP provides depreciation using straight-line or accelerated methods over the estimated useful lives of the assets. Estimated useful lives are 5 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. HP depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. HP depreciates equipment held for lease over the initial term of the lease to the equipment's estimated residual value.

  Goodwill and Indefinite-Lived Purchased Intangible Assets

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which was effective for HP beginning in fiscal 2003, prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. HP reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142. For goodwill, HP performs a two-step impairment test. In the first step, HP compares the fair value of each reporting unit to its carrying value. HP determines the fair value of its reporting units based on a weighting of income and market approaches. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, HP estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then HP must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, HP records an impairment loss equal to the difference.

        SFAS 142 also requires that the fair value of the indefinite-lived purchased intangible assets be estimated and compared to the carrying value. HP estimates the fair value of these intangible assets using an income approach. HP recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

  Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

        HP amortizes purchased intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from one to ten years.

        HP evaluates long-lived assets, such as property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." HP assesses the fair value of the assets based on the undiscounted future cash flow the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When HP identifies an impairment, HP reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

  Capitalized Software

        HP capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. HP amortizes capitalized costs using the straight-line method over the estimated useful lives of the software, generally from one to three years.

  Derivative Financial Instruments

        HP uses derivative financial instruments, primarily forwards, swaps, and options, to hedge certain foreign currency and interest rate exposures. HP also may use other derivative instruments not designated as hedges such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative financial instruments for speculative purposes. See Note 8 for a full description of HP's derivative financial instrument activities and related accounting policies, which is incorporated herein by reference.

  Investments

        HP's investments consist principally of time deposits, other debt securities and equity securities of publicly-traded and privately-held companies. HP classifies investments with maturities of less than one year as short-term investments.

        HP classifies its investments in debt securities and its equity investments in public companies as available-for-sale securities and carries them at fair value. HP determines fair values for investments in public companies using quoted market prices. HP records the unrealized gains and losses on available-for-sale securities, net of taxes, in accumulated other comprehensive loss.

        HP carries equity investments in privately-held companies at the lower of cost or fair value. HP may estimate fair values for investments in privately-held companies based upon one or more of the following: pricing models using historical and forecasted financial information and current market rates; liquidation values; the values of recent rounds of financing; and quoted market prices of comparable public companies.

  Losses on Investments

        HP monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, HP records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other-than-temporary, HP evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company, including key operational and cash flow metrics, current market conditions and future trends in the company's industry; the company's relative competitive position within the industry; and HP's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

        HP determined the declines in value of certain investments to be other-than-temporary. Accordingly, HP recorded impairments of approximately $43 million in fiscal 2005, $26 million in fiscal 2004 and $72 million in fiscal 2003. HP includes these impairments in (Losses) gains on investments in the Consolidated Statements of Earnings. Depending on market conditions, HP may record additional impairments on its investment portfolio in the future.

  Concentrations of Credit Risk

        Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, accounts receivable, financing receivables and derivatives.

        HP maintains cash and cash equivalents, short and long-term investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are located in many different geographical regions and HP's policy is designed to limit exposure with any one institution. As part of its cash and risk management processes, HP performs periodic evaluations of the relative credit standing of the financial institutions. HP has not sustained material credit losses from instruments held at financial institutions. HP utilizes forward contracts and other derivative contracts to protect against the effects of foreign currency fluctuations. Such contracts involve the risk of non-performance by the counterparty, which could result in a material loss.

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors and resellers deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances collectively, which were concentrated primarily in North America, represented approximately 22% of gross accounts receivable at October 31, 2005 and 23% at October 31, 2004. No single customer accounts for more than 10% of accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. HP generally has experienced longer accounts receivable collection cycles in its emerging markets, in particular Asia Pacific and Latin America, compared to its United States and European markets. In the event that accounts receivable collection cycles in emerging markets significantly deteriorate or one or more of HP's larger resellers in these regions fail, HP's operating results could be adversely affected.

  Stock-Based Compensation

        In fiscal 2005, HP applied the intrinsic-value-based method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") in accounting for employee stock-based compensation. Accordingly, HP generally recognized compensation expense only when it granted options with a discounted exercise price. HP recognized any resulting compensation expense ratably over the associated service period, which was generally the option vesting term.

        In fiscal 2005, HP determined pro forma amounts as if the fair value method required by SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") had been applied to its stock-based compensation. The fair value of stock options and stock purchase rights were estimated on the date of grant using the Black-Scholes option pricing model.

        SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), clarifies the timing for recognizing compensation expense for awards subject to acceleration of vesting on retirement. This compensation expense must be recognized over the period from the date of grant to the date retirement eligibility is met if it is shorter than the vesting term. Upon adoption of SFAS 123R, in the first quarter of fiscal 2006, HP's policy regarding the timing of expense recognition for employees eligible for retirement will change to recognize compensation cost over the period from the grant date through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. During fiscal 2005, HP's policy was to recognize these compensation costs over the vesting term. Had HP applied non-substantive vesting provisions in SFAS 123R, the impact on the pro forma net earnings presented below would have been immaterial for all periods presented. See the further discussion of SFAS 123R in the Recent Pronouncements section of Note 1.

        The weighted average fair values and the assumptions used in calculating such values were as follows during each of the following fiscal years:

	Stock Options			Stock Purchase Rights
	2005	2004	2003	2005	2004	2003
Weighted average fair value of grants	$5.63	$6.72	$5.15	$6.01	$4.95	$5.92
Risk-free interest rate	3.93%	2.77%	3.23%	2.66%	1.11%	1.21%
Dividend yield	1.5%	1.4%	1.8%	1.6%	1.5%	1.9%
Expected volatility	28%	35%	35%	30%	28%	47%
Expected life in months	54	60	72	6	6	6

        In light of new accounting guidance under SFAS 123R, beginning in the second quarter of fiscal 2005 HP reevaluated its assumptions used in estimating the fair value of employee options granted. Based on this assessment, management determined that implied volatility is a better indicator of expected volatility than historical volatility. This change from historical to implied volatility resulted in a reduction of the pro forma expense by an aggregate of $68 million over the average four-year vesting period for the options granted during the second through fourth quarters of fiscal 2005.

        The pro forma effect on net earnings as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock option or purchase right was as follows for the following fiscal years ended October 31:

	2005	2004	2003
	In millions, except per share amounts
Net earnings, as reported	$2,398	$3,497	$2,539
Add: Stock-based compensation included in reported net earnings, net of related tax effects	144	33	30
Less: Stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(621)	(692)	(839)

Pro forma net earnings	$1,921	$2,838	$1,730

Basic net earnings per share:
As reported	$0.83	$1.16	$0.83

Pro forma	$0.67	$0.94	$0.57

Diluted net earnings per share:
As reported	$0.82	$1.15	$0.83

Pro forma	$0.66	$0.93	$0.57

  Foreign Currency Transactions

        HP uses the U.S. dollar predominately as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of sales and expenses are remeasured at average exchange rates in effect during each period, except for those net revenue, cost of sales and expenses related to the previously noted balance sheet amounts, which HP remeasures at historical exchange rates. HP includes gains or losses from foreign currency remeasurement in net earnings. Certain foreign subsidiaries designate the local currency as their functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and includes them as a component of accumulated other comprehensive loss.

  Retirement and Post-Retirement Plans

        HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for all plans is September 30 for fiscal 2005 and fiscal 2004. See Note 15 for a full description of these plans and the accounting and funding policies, which is incorporated herein by reference.

  Recent Pronouncements

        In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Medicare Act"). The Medicare Act provides for certain federal subsidies on drug benefits in retiree health plans. In the third quarter of fiscal 2004, HP adopted FSP 106-2 retroactive to December 8, 2003, the date of the enactment of the Medicare Act. The expected subsidy reduced HP's accumulated post-retirement benefit obligation ("APBO") by approximately $133 million, which HP recognized as a reduction in the unrecognized net actuarial loss and is amortizing over the average remaining service life of HP's employees eligible for post-retirement benefits. HP's adoption of FSP 106-2 reduced its net periodic post-retirement cost by approximately $10 million in fiscal 2004.

        These amounts were based on the estimated impact of the Medicare Act, pending issuance of final regulations. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations on the requirements and operational mechanics for employers filing to receive the 28% federal subsidy. As a result, HP remeasured its APBO considering the overall effect of the Medicare Act. This remeasurement reduced the APBO by an additional $39 million and net periodic post-retirement cost by an additional $10 million in fiscal 2005. The expense amounts shown in Note 15, which is incorporated herein by reference, reflect the impact of the final regulations.

        FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. In the third quarter of fiscal 2005, HP's CEO and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate $14.5 billion in foreign earnings in fiscal 2005. HP repatriated $7.5 billion under the Jobs Act in the third quarter of fiscal 2005 and the remaining $7.0 billion in the fourth quarter of fiscal 2005. See further discussion of the Jobs Act in Note 12, which is incorporated herein by reference.

        In December 2004, the FASB issued SFAS 123R, which replaced SFAS 123 and superseded APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and requires that such recognition begin in the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission (the "SEC") postponed the effective date of SFAS 123R until the issuer's first fiscal year beginning after June 15, 2005. HP will adopt SFAS 123R in the first quarter of fiscal 2006.

        Under SFAS 123R, the pro forma disclosures previously permitted no longer will be an alternative to financial statement recognition. HP will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. HP will apply the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock upon adoption of SFAS 123R.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. HP is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on November 1, 2005 will have a material impact on HP's consolidated results of operations and earnings per share beginning in the first quarter of fiscal 2006.

        The adoption of the following recent accounting pronouncements did not have a material impact on HP's results of operations and financial condition:

  •
  SFAS No. 151, "Inventory Costs—An Amendment of ARB No. 43, Chapter 4,"

  •
  SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29," and

  •
  FASB Interpretations No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143."

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by HP in the first quarter of fiscal 2007. HP is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

        In June 2005, the FASB issued FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations" ("FSP 143-1"), which provides guidance on the accounting for certain obligations associated with the Waste Electrical and Electronic Equipment Directive (the "Directive"), adopted by the European Union ("EU"). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the customer replaces the equipment. FSP 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the Directive's adoption into law by the applicable EU member countries in which the manufacturers have significant operations. HP adopted FSP 143-1 in the fourth quarter of fiscal 2005 and has determined that its effect did not have a material impact on its consolidated results of operations and financial condition for fiscal 2005. See Note 17 for further discussion of the Directive, which is incorporated herein by reference.

        In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by HP in the second quarter of fiscal 2006. HP is currently evaluating the effect that the adoption of FSP 115-1 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Note 2: Net Earnings Per Share ("EPS")

        HP's basic EPS is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the following fiscal years ended October 31:

	2005	2004	2003
	In millions, except per share amounts
Numerator:
Net earnings	$2,398	$3,497	$2,539
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	—	8	—

Net earnings, adjusted	$2,398	$3,505	$2,539

Denominator:
Weighted-average shares used to compute basic EPS	2,879	3,024	3,047
Effect of dilutive securities:
Dilution from employee stock plans	30	23	16
Zero-coupon subordinated convertible notes	—	8	—

Dilutive potential common shares	30	31	16

Weighted-average shares used to compute diluted EPS	2,909	3,055	3,063

Net earnings per share:
Basic	$0.83	$1.16	$0.83
Diluted	$0.82	$1.15	$0.83

        In fiscal 2005, 2004 and 2003, HP excluded from the calculation of diluted EPS approximately 255 million, 408 million and 362 million, respectively, shares of HP stock issuable upon the exercise of options because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period. In addition, HP excluded approximately 8 million shares of HP stock issuable upon the assumed conversion of zero-coupon subordinated notes from the calculation of diluted EPS in fiscal 2005 and fiscal 2003 because the effect was antidilutive.

Note 3: Balance Sheet Details

        Balance sheet details were as follows for the following fiscal years ended October 31:

  Accounts and Financing Receivables

	2005	2004
	In millions
Accounts receivable	$10,130	$10,512
Allowance for doubtful accounts	(227)	(286)

	$9,903	$10,226

Financing receivables	$2,608	$3,066
Allowance for doubtful accounts	(57)	(121)

	$2,551	$2,945

        HP has revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $1.2 billion as of October 31, 2005. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros, approximately $630 million (the "Euro Program"). Trade receivables of approximately $7.9 billion were sold during fiscal 2005, including approximately $5.4 billion under the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts previously offered to customers under other alternative prompt payment programs. As of October 31, 2005, approximately $571 million was available under these programs, of which $357 million relates to the Euro Program.

  Inventory

	2005	2004
	In millions
Finished goods	$4,940	$5,322
Purchased parts and fabricated assemblies	1,937	1,749

	$6,877	$7,071

  Other Current Assets

	2005	2004
	In millions
Deferred tax assets—short term	$3,612	$3,744
Other receivables	4,910	4,839
Prepaid and other current assets	1,552	1,102

	$10,074	$9,685

  Property, Plant and Equipment

	2005	2004
	In millions
Land	$629	$657
Buildings and leasehold improvements	5,630	5,752
Machinery and equipment	7,621	7,427

	13,880	13,836
Accumulated depreciation	(7,429)	(7,187)

	$6,451	$6,649

        Depreciation expense was approximately $1.7 billion in fiscal 2005, $1.8 billion in fiscal 2004 and $2.0 billion in fiscal 2003.

  Long-Term Financing Receivables and Other Assets

	2005	2004
	In millions
Financing receivables	$2,246	$2,168
Deferred tax assets—long term	2,263	2,111
Other	2,993	2,378

	$7,502	$6,657

  Other Accrued Liabilities

	2005	2004
	In millions
Other accrued taxes	$2,018	$2,157
Warranty	1,563	1,494
Sales and marketing programs	2,036	2,004
Other	4,145	3,977

	$9,762	$9,632

  Other Liabilities

	2005	2004
	In millions
Pension, post-retirement, and post-employment liabilities	$2,515	$2,620
Long-term deferred revenue	1,331	1,390
Other long-term liabilities	1,443	1,353

	$5,289	$5,363

Note 4: Supplemental Cash Flow Information

        Supplemental cash flow information was as follows for the following fiscal years ended October 31:

	2005	2004	2003
	In millions
Cash paid for income taxes, net	$884	$609	$464
Cash paid for interest	$447	$305	$394
Non-cash investing and financing activities:
Net issuances of restricted stock and other employee stock benefits	$137	$68	$3
Issuance of common stock and options assumed in business acquisitions	$12	$15	$—

Note 5: Acquisitions

        HP has recorded acquisitions using the purchase method of accounting and, accordingly, included the results of operations in HP's consolidated results as of the date of each acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management's estimates and assumptions. HP does not expect goodwill recorded on a majority of these acquisitions to be deductible for tax purposes.

        In fiscal 2005, HP acquired five companies for an aggregate purchase price of approximately $648 million, which includes direct transaction costs and certain liabilities recorded in connection with these acquisitions. The largest of these transactions were the acquisitions of SAC, LLC, doing business as "Snapfish," and AppIQ, Inc. ("AppIQ"), which HP completed on April 15, 2005 and October 24, 2005, respectively.

        Snapfish is a leading online photo service. The acquisition of Snapfish is intended to enable HP to capitalize on the growing market for online photo printing, with customers benefiting from a more affordable, simpler and more comprehensive digital photography experience.

        AppIQ is a leading provider of open storage area network management and storage resource management solutions. The acquisition of AppIQ is intended to strengthen HP's ability to give customers a single integrated console that controls and better manages their storage and server infrastructure.

        HP recorded approximately $537 million of goodwill and $108 million of amortizable purchased intangible assets in connection with these five acquisitions. HP also recorded approximately $2 million of IPR&D charges related to these five acquisitions.

        In fiscal 2005, HP paid approximately $8 million in cash for additional shares of Digital GlobalSoft Limited, a consolidated subsidiary of HP ("DGS"), to increase HP's ownership from approximately 97.2% to approximately 98.5%. In fiscal 2004, HP paid approximately $315 million in cash for shares of DGS to increase HP's ownership from 50.1% to approximately 97.2%. DGS is a globally-focused software development and IT services company. This subsidiary has enhanced HP's capability in IT services, including expertise in life cycle services such as migration, technical and application services. HP recorded approximately $7 million and $281 million of goodwill in connection with the share purchases in fiscal 2005 and 2004, respectively.

        On November 1, 2005, HP acquired substantially all of the assets of Scitex Vision Ltd., a market leader in super-wide digital imaging, for $230 million in cash. This acquisition is expected to expand HP's leadership in printing into the industrial wide-format market.

        On September 19, 2005, HP announced it signed a definitive agreement to acquire Peregrine Systems, Inc. ("Peregrine") in a cash merger for $26.08 per share, representing an aggregate equity value of $425 million. The acquisition of Peregrine is intended to add key asset and service management components to the HP OpenView portfolio, a distributed management software suite for business operations and IT.

  Synstar

        In October 2004, HP acquired approximately 99.7% of the outstanding stock of UK-based Synstar plc ("Synstar"). The purchase price was approximately $343 million, which included $298 million of cash paid as well as direct transaction costs and certain liabilities recorded in connection with the transaction. Synstar is a leading independent provider of information technology ("IT") services across Europe. This acquisition is intended to further strengthen HP's offering primarily in the area of multi-technology support services. HP recorded approximately $172 million of goodwill and $122 million of amortizable purchased intangible assets in connection with this acquisition. HP is amortizing the purchased intangibles, principally customer contracts and relationships, on a straight-line basis over their estimated useful lives ranging from three to seven years.

  Triaton

        In April 2004, HP acquired all of the outstanding stock of Triaton GmbH (with subsidiaries in Singapore, China and Brazil), Triaton France SAS and Triaton N.A, Inc. (USA) (collectively, "Triaton"). The purchase price was approximately $464 million, which included $306 million of cash paid as well as direct transaction costs and certain liabilities recorded in connection with the transaction. Triaton is one of Germany's largest independent IT service providers. This acquisition is intended to increase HP's capacity to deliver its Adaptive Enterprise offerings, with customers benefiting from added managed services, technology services and consulting and integration capabilities. HP recorded approximately $285 million of goodwill and $179 million of amortizable purchased intangible assets in connection with this acquisition. HP is amortizing the purchased intangibles, principally customer contracts and relationships, on a straight-line basis over their estimated useful lives ranging from two to eight years.

  Other Acquisitions

        HP also acquired other companies during fiscal 2004 and 2003 that were not significant to its financial position or results of operations. Total consideration for these acquisitions was approximately $250 million and $185 million in fiscal 2004 and 2003, respectively. HP recorded approximately $181 million of goodwill and $49 million of purchased intangibles in fiscal 2004 and $91 million of goodwill and $53 million of purchased intangibles in fiscal 2003 in connection with these other acquisitions. HP also recorded approximately $37 million and $1 million of IPR&D related to these acquisitions in fiscal 2004 and 2003, respectively.

        HP has included the results of operations of these transactions prospectively from the respective date of the transaction. HP has not presented the pro forma results of operations of the acquired businesses because the results are not material to HP's consolidated results of operations on either an individual or an aggregate basis.

  Acquisition-Related Charges

        Acquisition-related charges of approximately $54 million in fiscal 2004 consisted of deferred compensation, merger-related inventory adjustments and professional fees, while the charges of approximately $280 million in fiscal 2003 were attributable primarily to costs incurred for employee retention bonuses in connection with HP's acquisition of Compaq Computer Corporation ("Compaq") as well as professional fees and consulting services.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of October 31, 2004 and 2005 and changes in the carrying amount of goodwill during the fiscal year ended October 31, 2005 are as follows:

	HP Services	Enterprise Storage and Servers	Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2004	$6,270	$4,810	$759	$2,327	$1,510	$152	$15,828
Goodwill acquired during the period	39	251	—	—	254	—	544
Goodwill adjustments	51	16	(11)	8	5	—	69

Balance at October 31, 2005	$6,360	$5,077	$748	$2,335	$1,769	$152	$16,441

        The goodwill adjustments for acquisitions made prior to fiscal 2005, as shown above, relate primarily to revisions of acquisition-related tax estimates that resulted in net additions to goodwill, which were offset partially by the reduction of a restructuring liability and asset impairments associated with fiscal 2002 and 2001 restructuring plans of Compaq prior to its acquisition by HP. These reductions resulted from adjusting original estimates to actual costs incurred at various locations throughout the world.

        Based on the results of its annual impairment tests, HP determined that no impairment of goodwill existed as of August 1, 2005 or August 1, 2004. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions for each of the following fiscal years ended October 31 are composed of:

	2005			2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,401	$(972)	$1,429	$2,340	$(637)	$1,703
Developed and core technology and patents	1,750	(1,040)	710	1,704	(775)	929
Product trademarks	94	(66)	28	93	(44)	49

Total amortizable purchased intangible assets	4,245	(2,078)	2,167	4,137	(1,456)	2,681
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$5,667	$(2,078)	$3,589	$5,559	$(1,456)	$4,103

        Amortization expense related to finite-lived purchased intangible assets was approximately $622 million in fiscal 2005, $603 million in fiscal 2004 and $563 million in fiscal 2003.

        Based on the results of its annual impairment tests, HP determined that no impairment of the Compaq trade name existed as of August 1, 2005 or August 1, 2004. However, future impairment tests could result in a charge to earnings. HP will continue to evaluate the purchased intangible asset with an indefinite life on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

        The finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted average useful lives of approximately eight years, and developed and core technology, patents and product trademarks, which have weighted average useful lives of approximately six years.

        Estimated future amortization expense related to finite-lived purchased intangible assets at October 31, 2005 is as follows:

Fiscal year:	In millions
2006	$543
2007	476
2008	412
2009	334
2010	235
Thereafter	167

Total	$2,167

Note 7: Restructuring Charges

  Fiscal 2005 Restructuring Plans

        In the fourth quarter of fiscal 2005, HP's Board of Directors approved a restructuring plan recommended by its chief executive officer and senior management that was designed to simplify HP's structure, reduce costs and place greater focus on its customers. Under the plan, approximately 15,300 employees left or are expected to leave HP through the first quarter of fiscal 2007. In the fourth quarter of fiscal year 2005, HP recorded a pre-tax restructuring charge of $1.57 billion, and HP expects to record an additional charge of $30 million in connection with this plan.

        The fourth quarter charge includes approximately $400 million related to employee severance and other benefits associated with early retirement of 3,200 U.S. employees, who left HP by October 31, 2005. The majority of these costs will be funded by HP's pension plan assets. The remaining charges of approximately $1.2 billion, which include approximately $100 million of non-cash stock compensation, are related to severance and other benefits for 11,700 employees. Pursuant to the plan, approximately 4,700 employees left HP as of October 31, 2005, and the remaining 10,200 employees, as well as an additional 400 employees, for which the accrual criteria have not been met as of October 31, 2005, are expected to leave through the first quarter of fiscal 2007. HP expects to pay out the majority of the costs relating to severance and other employee benefits during fiscal 2006.

        In the third quarter of fiscal 2005, HP's management approved a restructuring plan and HP recorded restructuring charges of $109 million related to severance and related costs associated with the termination of approximately 1,450 employees, all of whom left HP as of October 31, 2005. Of the initial restructuring amount, HP had paid $87 million as of October 31, 2005, and HP expects to pay the remainder by the end of fiscal 2006.

  Fiscal 2005 Workforce Rebalancing

        In addition to the restructuring activities described above, HP incurred approximately $236 million in workforce rebalancing charges resulting from actions taken by certain business segments for severance and related costs. Workforce rebalancing costs are included in the segment results. HP recorded these costs during the six months ended April 30, 2005. As a result of these workforce rebalancing actions, approximately 3,000 employees left HP as of October 31, 2005. Of the workforce rebalancing charges, HP had paid $209 million as of October 31, 2005, and expects to pay the remainder by the end of fiscal 2006.

  Fiscal 2003 Restructuring Plans

        During fiscal 2003, HP's management approved and implemented plans to restructure certain of its operations with the intent of better managing HP's cost structure and aligning certain of its operations more effectively with then current business conditions. The initial charge for these actions totaled $752 million and included $639 million related to severance and other employee benefits for workforce reductions, $42 million for vacating duplicative facilities (leased or owned) and contract termination costs, and asset impairments of $71 million associated with the identification of duplicative assets and facilities (leased or owned) related to the acquisition of Compaq.

        HP included original estimates of 9,000 employees across many regions and job classes in the fiscal 2003 workforce reduction plans. Subsequent to the initial estimate, HP reduced the number of employees to be terminated under the fiscal 2003 restructuring plans by 600 employees. As of October 31, 2005, substantially all of the 8,400 employees had been terminated, had been placed in workforce reduction programs or had retired. HP expects to pay out the majority of the remaining severance and other employee benefits during fiscal 2006. HP anticipates the remaining costs of vacating duplicative facilities to be substantially settled by the end of fiscal 2006.

  Fiscal 2002 and 2001 Restructuring Plans

        On May 3, 2002, HP acquired Compaq. At that time, both HP and Compaq had restructuring liabilities for 2001 restructuring plans, of which $3 million and $52 million, respectively, remained at October 31, 2005. Restructuring plans established in 2002 in connection with the Compaq acquisition resulted in additional restructuring liabilities aggregating $2.8 billion. Of this amount, HP recorded an aggregate $1.9 billion as restructuring charges during fiscal 2002, 2003 and 2004, while HP recorded $960 million as of the acquisition date as part of the Compaq purchase price allocation. At October 31, 2005, the remaining restructuring liabilities for the HP and Compaq-related 2002 restructuring plans were $8 million and $61 million, respectively. The 2001 and 2002 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. During fiscal 2005, HP recorded adjustments of $20 million. These adjustments pertained to severance and other related restructuring true-ups to the fiscal 2002 restructuring plans. In addition, an adjustment for fiscal 2005 includes a $44 million reduction of goodwill for the 2001 and 2002 Compaq-related restructuring plans, of which $25 million is related to asset true-ups of previously estimated fair value adjustments on asset disposal. The aggregate $124 million restructuring liability on these plans as of October 31, 2005 related primarily to facility lease obligations. HP expects to pay out these obligations over the life of the related obligations, which extend to the end of fiscal 2010.

Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for fiscal 2005:

									As of October 31, 2005
	Balance, October 31, 2004	Fiscal year 2005 charges (reversals)	Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, October 31, 2005	Fiscal year 2004 costs and goodwill adjustments	Fiscal year 2003 costs and goodwill adjustments	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2005 plans:
Employee severance and other benefits charges (by segment)
Enterprise Storage and Servers		$106							$106	$106
HP Services		555							555	555
Software		39							39	39
Personal Systems Group		61							61	61
Imaging and Printing Group		175							175	175
HP Financial Services		31							31	31
Other infrastructure		707							707	737

Total employee severance and other benefits	$—	$1,674	$—	$(116)	$(514)	$1,044	$—	$—	$1,674	$1,704
Fiscal 2003 plans:
Employee severance and other benefits charges (by segment and other):
Enterprise Storage and Servers							$13	$140	$153	$153
HP Services							21	328	349	349
Software							—	13	13	13
Personal Systems Group		(9)					(48)	99	42	42
Other infrastructure		—					20	59	79	79

Employee severance and other benefits	$57	$(9)	$—	$(33)	$(1)	$14	$6	$639	$636	$636
Infrastructure—asset impairments	—	(3)	—	—	3	—	6	71	74	74
Infrastructure—other related restructuring activities	21	2	—	(13)	—	10	25	42	69	69

Total 2003 Plan	$78	$(10)	$—	$(46)	$2	$24	$37	$752	$779	$779
Fiscal 2002 and 2001 plans	210	20	(44)	(85)	23	124	4	(72)	3,291	3,291

Total restructuring plans	$288	$1,684	$(44)	$(247)	$(489)	$1,192	$41	$680	$5,744	$5,774

        At October 31, 2005 and October 31, 2004, HP included the long-term portion of the restructuring liability of $73 million and $95 million, respectively, in Other Liabilities in the accompanying Consolidated Balance Sheets.

Note 8: Financial Instruments

  Investments in Debt and Equity Securities

        Investments in available-for-sale debt and equity securities at fair value were as follows for the following fiscal years ended October 31:

	2005				2004
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	In millions
Available-for-Sale Securities
Debt securities:
Repurchase agreements	$—	$—	$—	$—	$70	$—	$—	$70
Time deposits	3	—	—	3	241	—	—	241
Corporate debt	15	—	—	15	—	—	—	—
Other debt securities	18	—	—	18	22	—	—	22

Total debt securities	36	—	—	36	333	—	—	333
Equity securities in public companies	30	38	(4)	64	35	40	(5)	70

	$66	$38	$(4)	$100	$368	$40	$(5)	$403

        Corporate debt consist primarily of loans to the other companies that are guaranteed by standby letters of credit issued by third party banks. Equity securities in public companies are primarily common stock.

        HP estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that could have been realized as of year-end or that will be realized in the future.

        The gross unrealized losses as of October 31, 2005 and 2004 were associated with investments in public equity securities with a fair value of $10 million and $9 million, respectively, and have been in a continuous loss position for fewer than 12 months.

        Contractual maturities of available-for-sale debt securities were as follows at October 31, 2005:

	Available-for-Sale Securities
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$18	$18
Due in 1-5 years	18	18

	$36	$36

        Proceeds from sales or maturities of available-for-sale and other securities were $2.1 billion in fiscal 2005, $4.3 billion in fiscal 2004 and $875 million in fiscal 2003. The gross realized gains and losses totaled $31 million and $1 million, respectively, in fiscal 2005. Gross realized gains and losses totaled

$27 million and $4 million, respectively, in fiscal 2004. Gross realized gains and losses totaled $36 million and $8 million, respectively, in fiscal 2003. The specific identification method is used to account for gains and losses on available-for-sale securities.

        A summary of the carrying values and balance sheet classification of all investments in debt and equity securities was as follows for the following fiscal years ended October 31:

	2005	2004
	In millions
Available-for-sale debt securities	$18	$311

Short-term investments	18	311

Available-for-sale debt securities	18	22
Available-for-sale equity securities	64	70
Equity securities in privately-held companies and other investments	353	388

Included in long-term financing receivables and other assets	435	480

Total investments	$453	$791

        Other investments consist primarily of marketable securities held to generate returns that HP expects to offset changes in certain liabilities related to deferred compensation arrangements. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in interest and other, net, in HP's Consolidated Statements of Earnings.

  Derivative Financial Instruments

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, swaps and options, to hedge certain foreign currency and interest rate exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not use derivative contracts for speculative purposes. HP applies hedge accounting based upon the criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). HP recognizes all derivatives in the Consolidated Balance Sheets at fair value and reports them in other current assets, long-term financing receivables and other assets, other accrued liabilities, and other liabilities. HP classifies cash flows from the derivative programs as cash flows from operating activities in the Consolidated Statement of Cash Flows.

  Fair Value Hedges

        HP enters into fair value hedges to reduce the exposure of its debt portfolio to both interest rate risk and foreign currency exchange rate risk. HP issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. HP may then use interest rate or cross currency swaps to modify the market risk exposures in connection with the debt to achieve primarily

U.S. dollar LIBOR-based floating interest expense and to manage exposure to changes in foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payments and, when the underlying debt is denominated in a foreign currency, exchange of the foreign currency principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if the fixed rate liability is offset with fixed rate assets. Similarly, HP may choose not to hedge the foreign currency risk associated with its foreign currency-denominated debt if this debt acts as a natural foreign currency hedge for assets denominated in the same currency. When investing in fixed rate instruments, HP may enter into interest rate swaps that convert the fixed interest returns into variable interest returns and would classify these swaps as fair value hedges. For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item in interest and other, net, in the Consolidated Statements of Earnings in the current period. When HP terminates an interest rate swap before maturity, the resulting gain or loss from the termination is amortized over the remaining life of the underlying hedged item.

  Cash Flow Hedges

        HP may use cash flow hedges to hedge the variability of LIBOR-based interest income HP receives on certain variable-rate investments. HP may enter into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns. For interest rate swaps that HP designates and that qualify as cash flow hedges, HP records changes in the fair values in accumulated other comprehensive income as a separate component of stockholders' equity and subsequently reclassifies such changes into earnings in the period during which the hedged transaction is recognized in earnings.

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six months. However, certain leasing revenue-related forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. As of October 31, 2005, amounts related to derivatives qualifying as cash flow hedges amounted to a reduction of accumulated other comprehensive loss of $46 million, net of tax, of which $44 million was expected to be reclassified to earnings in the next 12 months along with the earnings effects of the related forecasted transactions. In addition, during fiscal 2005 and 2004 HP did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. For derivative instruments that are designated as net investment hedges, HP records the effective portion of the gain or loss on the derivative instrument in cumulative translation adjustment as a separate component of stockholders' equity. Cumulative translation adjustment increased as result of an unrecognized net loss on net investment hedges of $56 million and $61 million for the fiscal years ended October 31, 2005 and 2004, respectively. HP reports the effective portion of net investment hedges in the same financial statement line item as the changes in value of the hedged item.

  Other Derivatives

        Other derivatives not designated as hedging instruments under SFAS No. 133 consist primarily of forward contracts HP uses to hedge foreign currency balance sheet exposures. For derivative instruments not designated as hedging instruments under SFAS No. 133, HP recognizes changes in the fair values in earnings in the period of change. HP recognizes the gains or losses on foreign currency forward contracts used to hedge balance sheet exposures in interest and other, net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities. Interest and other, net, included foreign currency exchange gains of approximately $70 million in fiscal 2005, and losses of approximately $142 million in fiscal 2004 and $125 million in fiscal 2003.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt or investment with the change in fair value of the derivative. For interest rate swaps designated as cash flow hedges, HP measures effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in expected interest income received due to the fluctuations in the LIBOR based interest rate. For foreign currency option and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the same income statement line item as the hedged exposure. As of October 31, 2005, the portion of hedging instruments' gains or losses excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the fiscal years ended October 31, 2005, 2004 and 2003.

        HP estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair market value of derivative financial instruments and the respective SFAS No. 133 classification on the Consolidated Balance Sheets was as follows for the following fiscal years ended October 31:

	2005
	Gross Notional	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$2,725	$10	$—	$—	$(37)	$(27)
Cash flow hedges	7,813	52	1	(76)	(3)	(26)
Net investment hedges	827	4	—	(13)	—	(9)
Other derivatives	12,580	88	24	(91)	(8)	13

Total	$23,945	$154	$25	$(180)	$(48)	$(49)

	2004
	Gross Notional	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$6,006	$3	$26	$—	$(21)	$8
Cash flow hedges	5,221	11	4	(143)	(14)	(142)
Net investment hedges	750	—	—	(43)	—	(43)
Other derivatives	14,393	131	8	(345)	(71)	(277)

Total	$26,370	$145	$38	$(531)	$(106)	$(454)

  Fair Value of Other Financial Instruments

        For certain of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short-and long-term debt was approximately $5.1 billion at October 31, 2005, compared to a carrying value of $5.2 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

Note 9: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the marketing of HP's and complementary third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets, were as follows for the following fiscal years ended October 31:

	2005	2004
	In millions
Minimum lease payments receivable	$5,018	$5,328
Allowance for doubtful accounts	(111)	(213)
Unguaranteed residual value	301	394
Unearned income	(411)	(396)

Financing receivables, net	4,797	5,113
Less current portion	(2,551)	(2,945)

Amounts due after one year, net	$2,246	$2,168

        Scheduled maturities of HP's minimum lease payments receivable are as follows for the following fiscal years ended October 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$2,649	$1,472	$658	$183	$45	$11	$5,018

        Equipment leased to customers under operating leases was $1.9 billion at October 31, 2005 and $2.3 billion at October 31, 2004 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.6 billion at October 31, 2005 and $0.9 billion at October 31, 2004. Minimum future rentals on non-cancelable operating leases related to leased equipment are as follows for the following fiscal years ended October 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$668	$380	$196	$23	$11	$12	$1,290

Note 10: Guarantees

  Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which it may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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

        Information regarding the changes in HP's aggregate product warranty liabilities is as follows for the following fiscal years ended October 31:

	2005	2004
	In millions
Product warranty liability at beginning of year	$2,040	$1,987
Accruals for warranties issued	2,502	2,504
Adjustments related to pre-existing warranties (including changes in estimates)	(17)	(86)
Settlements made (in cash or in kind)	(2,353)	(2,365)

Product warranty liability at end of year	$2,172	$2,040

  Deferred Revenue

        The components of deferred revenue were as follows for the following fiscal years ended October 31:

	2005	2004
	In millions
Deferred support contract services revenue	$3,188	$2,780
Other deferred revenue	1,958	1,568

Total deferred revenue	5,146	4,348
Less current portion	3,815	2,958

Long-term deferred revenue	$1,331	$1,390

        Deferred support contract services revenue represents amounts received or billed in advance primarily for fixed-price support or maintenance contracts. These services include stand-alone product support packages, routine maintenance service contracts, upgrades or extensions to standard product warranty, as well as high availability services for complex, global, networked, multi-vendor environments. HP defers these service amounts at the time it bills the customer and then recognizes them ratably over the contract life or as HP renders the services.

        Other deferred revenue represents amounts received or billed in advance for contracts related primarily to consulting and integration projects, managed services start-up or transition work, as well as minor amounts for training, and product sales.

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows for the following fiscal years ended October 31:

	2005		2004
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	In millions
Current portion of long-term debt	$1,182	4.8%	$1,861	7.1%
Commercial paper	208	2.6%	306	2.2%
Notes payable to banks, lines of credit and other	441	3.9%	344	2.4%

	$1,831		$2,511

        Notes payable to banks, lines of credit and other includes deposits associated with banking-related activities of approximately $385 million and $241 million at October 31, 2005 and 2004, respectively.

  Long-Term Debt

        Long-term debt was as follows for the following fiscal years ended October 31:

	2005	2004
	In millions
U.S. Dollar Global Notes
$1,500 issued June 2000 at 7.15%, matured and paid June 2005	$—	$1,499
$1,000 issued December 2001 at 5.75%, due December 2006	999	998
$1,000 issued June 2002 at 5.5%, due July 2007	998	997
$500 issued June 2002 at 6.5%, due July 2012	498	498
$500 issued March 2003 at 3.625%, due March 2008	498	498

	2,993	4,490

Euro Medium-Term Note Programme
€750 issued July 2001 at 5.25%, due July 2006	900	954

Series A Medium-Term Notes
$200 issued December 2002 at 3.375%, due December 2005	200	200
$50 issued in December 2002 at 4.25%, due December 2007	50	50

	250	250

Other
$300, Medium-Term Notes assumed from Compaq, issued at 7.65%, matured and paid August 2005	—	300
$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	349	338
Other, including capital lease obligations, at 3.46%-9.17%, due 2004-2029	157	108

	506	446

Fair value adjustment related to SFAS No. 133	(75)	44
Less current portion	(1,182)	(1,861)

	$3,392	$4,623

        HP may redeem some or all of the Global Notes, Series A Medium-Term Notes and the Euro Medium-Term Notes (collectively, the "Notes"), as set forth in the above table, at any time at the redemption prices described in the prospectus supplements relating thereto. The Notes are senior unsecured debt.

        The LYONs are convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only. In December 2000, the Board of Directors authorized a repurchase program for the LYONs that allowed HP to repurchase the LYONs from time to time at varying prices. HP did not repurchase any LYONs in fiscal 2005, 2004 or 2003.

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

        Until December 15, 2005, HP had two U.S. credit facilities consisting of a $1.5 billion 364-day credit facility expiring in March 2006 and a $1.5 billion 5-year credit facility expiring in March 2009. The credit facilities were subject to a weighted average commitment fee of 7.25 basis points per annum. On December 15, 2005, HP replaced the two credit facilities with a $3.0 billion 5-year credit facility that is subject to a commitment fee of 6.5 basis points per annum. Interest rates and other terms of borrowing under the credit facility vary, based on HP's external credit ratings. The credit facility is a senior unsecured committed borrowing arrangement available for general corporate purposes, including supporting the issuance of commercial paper. No amounts are outstanding under the credit facility.

        HP also maintains lines of credit of approximately $2.3 billion from a number of financial institutions that are uncommitted and are available through various foreign subsidiaries.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of October 31, 2005, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange and has offered such notes as set forth in the table above. HP can denominate these notes in any currency, including the euro. However, these notes have not been and will not be registered in the United States.

        At October 31, 2005, HP had up to $14.6 billion of available borrowing resources under the 2002 Shelf Registration Statement, credit facilities and other programs described above.

        Aggregate future maturities of debt at face value (excluding the fair value adjustment related to SFAS No. 133 of $75 million and discount on debt issuance of $168 million) are as follows at October 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total
	In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$1,167	$2,009	$560	$15	$4	$1,062	$4,817

        Interest expense on borrowings was $334 million in fiscal 2005, $247 million in fiscal 2004 and $277 million in fiscal 2003.

Note 12: Taxes on Earnings

        The provision for (benefit from) taxes on earnings was as follows for the following fiscal years ended October 31:

	2005	2004	2003
	In millions
U.S. federal taxes:
Current	$687	$302	$(127)
Deferred	(139)	(161)	(254)
Non-U.S. taxes:
Current	598	516	533
Deferred	(19)	187	159
State taxes:
Current	21	(96)	57
Deferred	(3)	(49)	(19)

	$1,145	$699	$349

        The significant components of deferred tax assets and deferred tax liabilities were as follows for the following fiscal years ended October 31:

	2005		2004
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$565	$—	$403	$—
Credit carryforwards	2,922	—	678	—
Unremitted earnings of foreign subsidiaries	—	4,015	—	2,347
Inventory valuation	179	58	151	81
Intercompany transactions—profit in inventory	749	—	587	—
Intercompany transactions—excluding inventory	777	—	1,814	—
Fixed assets	386	13	196	13
Warranty	602	—	595	—
Employee and retiree benefits	1,055	472	1,067	205
Accounts receivable allowance	166	—	186	—
Capitalized research and development	2,235	—	2,582	—
Purchased intangible assets	120	619	219	832
Restructuring	333	—	90	—
Equity investments	177	—	289	—
Deferred revenue	443	—	346	—
Other	909	41	319	47

Gross deferred tax assets and liabilities	11,618	5,218	9,522	3,525
Valuation allowance	(894)	—	(447)	—

Total deferred tax assets and liabilities	$10,724	$5,218	$9,075	$3,525

        At October 31, 2005, HP had a deferred tax asset of $565 million related to loss carryforwards, of which $337 million relates to foreign net operating losses. HP has provided a valuation allowance of $310 million on those foreign net operating loss carryforwards, which HP does not expect to utilize. HP has recorded a deferred tax asset of $118 million as a result of the current year U.S. net operating loss, which will expire in fiscal 2026. The remaining $110 million deferred tax asset relates to various state net operating losses and losses from acquired companies. HP has provided $97 million in valuation allowance for such losses.

        Of the total tax credit carryforwards of $2.9 billion, HP had foreign tax credit carryforwards of $1.93 billion, which will expire in fiscal 2016. HP had alternative minimum tax credit carryforwards of $107 million, which do not expire, and research and development credit carryforwards of $334 million, of which $19 million will expire in fiscal 2013 and the remainder will expire after fiscal 2018. HP also had tax credit carryforwards of $551 million in various states and foreign countries, on which HP has provided a valuation allowance of $401 million.

        Gross deferred tax assets at October 31, 2005 and 2004 were reduced by valuation allowances of $894 million and $447 million, respectively. The total valuation allowance increased by $447 million, of which $262 million was attributable to the net operating losses and tax credits in various states,

$175 million was provided on tax credits in foreign countries, $28 million was provided for losses from acquired companies, and a net reduction of $18 million relates to other adjustments. The $447 million valuation allowance increase was offset by corresponding increases to previously unrecognized deferred tax assets of $325 million, and the remaining $122 million related to deferred tax assets generated in the current year was recorded as an increase to the provision for taxes. At October 31, 2005, in addition to $808 million of valuation allowances on foreign net operating losses and tax credits, HP had valuation allowances of $86 million on unrealized capital losses. Of the $894 million in valuation allowances at October 31, 2005, $151 million was related to deferred tax assets for Compaq and other acquired companies that existed at the time of acquisition. In the future, if HP determines that the realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of the provision for taxes.

        Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts booked to stockholders' equity were approximately $30 million in fiscal 2005, $35 million in fiscal 2004 and $24 million in fiscal 2003.

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the following fiscal years ended October 31:

	2005	2004	2003
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(3.0)	(2.3)	0.8
Lower rates in other jurisdictions, net	(23.6)	(15.3)	(23.9)
Jobs Act Repatriation, including state taxes	22.4	—	—
Research and development credit	(0.2)	(0.6)	(1.9)
Valuation allowance	3.4	1.1	1.2
Other, net	(1.7)	(1.2)	0.9

	32.3%	16.7%	12.1%

        In fiscal 2005, HP recorded $697 million of net income tax expense related to items unique to the year. The tax expense was the result primarily of $792 million associated with the repatriation of $14.5 billion under the Jobs Act and $76 million related to additional distributions received from foreign subsidiaries. These tax expenses were offset in part by tax benefits of $177 million resulting from agreements with the U.S. Internal Revenue Service ("IRS") and other governmental authorities, which is reflected in lower rates in other jurisdictions, net and other, net.

        In fiscal 2004, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities of $207 million, which decreased the provision for taxes by approximately $0.07 per share. The most significant favorable adjustments related to the resolution of a California state income tax audit, a net favorable revision to estimated tax accruals upon filing the 2003 U.S. income tax return and a reduction in taxes on foreign earnings due to a change in regulatory policy. These favorable adjustments were offset in part by the net effect of smaller adjustments to income tax liabilities in various jurisdictions. In fiscal 2003, the tax rate benefited primarily from lower tax rates in non-U.S. jurisdictions.

        The domestic and foreign components of earnings (losses) were as follows for the following fiscal years ended October 31:

	2005	2004	2003
	In millions
U.S.	$(1,406)	$(603)	$661
Non-U.S.	4,949	4,799	2,227

	$3,543	$4,196	$2,888

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes through fiscal 2018. The gross income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $1,051 million ($0.36 per share) in fiscal 2005, $947 million ($0.31 per share) in fiscal 2004 and $705 million ($0.23 per share) in fiscal 2003. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

        The IRS has completed its examination of the income tax returns of HP for all years through 1998 and of Compaq for all years through 1997. HP's tax years from 1993 through 1998 are currently before the IRS's Appeals Division. As of October 31, 2005, the IRS was in the process of examining HP's income tax returns for years 1999 through 2003 and Compaq's income tax returns for years 1998 through 2002. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP believes that adequate accruals for HP and Compaq have been provided for all years.

        HP has not provided for U.S. federal income and foreign withholding taxes on $1.2 billion of undistributed earnings from non-U.S. operations as of October 31, 2005 because HP intends to reinvest such earnings indefinitely outside of the United States. If HP distributes these earnings, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. Where excess cash has accumulated in HP's non-U.S. subsidiaries and it is advantageous for business operations, tax or cash reasons, HP remits subsidiary earnings.

  American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

        The Jobs Act, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings. During the third quarter of fiscal 2005, HP's CEO and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate $14.5 billion in foreign earnings in fiscal 2005.

        HP recorded tax expense in fiscal 2005 of $792 million ($0.27 per share) related to this $14.5 billion dividend under the Jobs Act. The additional tax expense consists of federal taxes of $744 million, state taxes, net of federal benefits, of $73 million, and a net tax benefit of $25 million related to an adjustment of deferred tax liabilities on both repatriated and unrepatriated foreign earnings.

        HP repatriated $7.5 billion under the Jobs Act in the third quarter and the remaining $7.0 billion in the fourth quarter of fiscal 2005.

Note 13: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends were $0.32 per common share in each of fiscal 2005, 2004 and 2003.

  Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Employees purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of November 1, 2005, the ESPP was changed such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. At October 31, 2005, approximately 140,000 employees were eligible to participate and approximately 57,000 employees were participants in the ESPP. In fiscal 2005, participants purchased 20,673,000 shares of HP common stock at a weighted-average price of $17 per share. In fiscal 2004, participants purchased 25,868,000 shares of HP common stock at a weighted-average price of $14 per share. In fiscal 2003, participants purchased 23,884,000 shares of HP common stock at a weighted-average price of $14 per share.

  Incentive Compensation Plans

        HP has stock option plans, including principal plans adopted in 2004, 2000, 1995 and 1990 ("principal option plans"), as well as various stock option plans assumed through acquisitions, under which stock options are outstanding. All regular employees were eligible to receive stock options in fiscal 2005. There were approximately 127,000 employees holding options under one or more of the option plans as of October 31, 2005. The principal option plans permit options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of HP's common stock on the date the option is granted. The term of options granted in fiscal 2005, 2004 and 2003 was generally eight years, while options granted prior to fiscal 2003 generally had a ten-year term. Under the principal option plans, HP may choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP did not grant any discounted options in fiscal 2005, 2004, and 2003.

        Option activity was as follows for the following fiscal years ended October 31:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	Shares in thousands
Outstanding at beginning of year	549,868	$30	499,858	$31	459,334	$32
Granted	63,635	22	71,894	22	71,426	16
Assumed through acquisitions	558	1	2,507	14	—	—
Exercised	(46,628)	17	(12,869)	13	(14,873)	10
Forfeited or cancelled	(36,200)	35	(11,522)	30	(16,029)	33

Outstanding at end of year	531,233	30	549,868	30	499,858	31

Exercisable at end of year	386,303	$33	377,438	$33	326,829	$34

        Information about options outstanding was as follows at October 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
		Shares in thousands
$0-$9.99	1,159	6.6	$4	557	$7
$10-$19.99	98,531	5.1	$16	66,995	$16
$20-$29.99	246,791	5.4	$23	133,999	$25
$30-$39.99	76,046	3.7	$35	76,046	$35
$40-$49.99	61,656	3.5	$46	61,656	$46
$50-$59.99	30,695	3.5	$57	30,695	$57
$60 and over	16,355	3.2	$71	16,355	$71

	531,233	4.7	$30	386,303	$33

        Under the principal option plans, HP granted certain employees cash, restricted stock awards, or both. Restricted stock awards include grants of restricted stock and restricted stock units. Cash and restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of restrictions, generally one to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock. Restricted stock units do not have the voting rights of common stock and are not considered issued and outstanding. HP expenses the cost of the restricted stock awards, determined to be the fair market value of the shares at the date of grant, ratably over the period the restrictions lapse. In fiscal 2005, HP granted 6,773,000 shares of restricted stock with a weighted-average grant date fair value of $21. HP had 7,099,000 shares of restricted stock outstanding at October 31, 2005,

1,533,000 shares of restricted stock outstanding at October 31, 2004 and 1,008,000 shares of restricted stock outstanding at October 31, 2003. In fiscal 2005, HP granted 1,820,000 shares of restricted stock units with a weighted-average grant date fair value of $21. HP had restricted stock units covering 1,780,000 shares outstanding at October 31, 2005, no shares outstanding at October 31, 2004 and no shares outstanding at October 31, 2003.

        As part of its fiscal 2005 restructuring plans, HP accelerated the vesting on options held by terminated employees and included a one-year post-termination exercise period on the options. This modification resulted in compensation expense of $107 million that HP included in the restructuring charges.

        Compensation expense recognized under incentive compensation plans was approximately $211 million in fiscal 2005 (including the $107 million in restructuring charges referred to above), $48 million in fiscal 2004 and $45 million in fiscal 2003.

  Shares Reserved

        Shares available for the ESPP and incentive compensation plans were 260,669,000 at October 31, 2005, including 32,449,000 shares under the assumed Compaq plans; 257,554,000 at October 31, 2004, including 29,123,000 shares under the assumed Compaq plans; and 168,951,000 at October 31, 2003, including 42,967,000 shares under the assumed Compaq plans.

        HP had 794,750,000 shares of common stock reserved at October 31, 2005, 808,855,000 shares of common stock reserved at October 31, 2004, and 670,929,000 shares of common stock reserved at October 31, 2003 for future issuance under all stock-related benefit plans. Additionally, HP had 21,494,000 shares of common stock reserved at October 31, 2005, 2004, and 2003 for future issuances related to conversion of its outstanding zero-coupon subordinated notes.

  Stock Repurchase Program

        HP repurchases shares of its common stock under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program authorizes purchases in the open market or in private transactions. HP's Board of Directors authorized an additional $4.0 billion and $5.0 billion for future repurchases of outstanding common stock in fiscal 2005 and 2004, respectively.

        In fiscal 2005, HP completed share repurchases of approximately 150 million shares, of which approximately 148 million shares were settled for $3.5 billion. In fiscal 2004 and 2003, HP completed share repurchases of approximately 172 million shares for $3.3 billion, and 40 million shares for $751 million, respectively. Shares repurchased included open market repurchases in fiscal 2005 of 37 million shares for $1.0 billion. Shares repurchased and settled in fiscal 2004 included open market repurchases of 66 million shares for $1.3 billion, 72 million shares for $1.3 billion under an accelerated share repurchase program with an investment bank (the "Accelerated Purchase") and 34 million shares for $679 million from the David and Lucile Packard Foundation (the "Packard Foundation"). Shares repurchased from the Packard Foundation in fiscal years 2005, 2004 and 2003 were 111 million shares, 34 million shares and 13 million shares for $2.5 billion, $679 million and $241 million, respectively.

        The Accelerated Purchase began on September 2004 and was completed in November 2004. Upon completion of the Accelerated Purchase HP paid a $51 million price adjustment based on the difference between the $18.82 weighted average price of the open market stock purchases by the investment bank and the initial purchase price of $18.11 per share. The price adjustment also included certain amounts reflecting the investment bank's carrying costs or benefits from purchasing shares at prices other than the initial price and its benefits from receiving the $1.3 billion payment in advance of its purchases. HP accounted for the Accelerated Purchase as an equity transaction on the cash settlement dates.

        HP repurchased shares from the Packard Foundation under a memorandum of understanding dated September 9, 2002 and amended and restated September 17, 2004 that, among other things, priced the repurchases by reference to the volume weighted-average price for composite New York Stock Exchange transactions on trading days in which a repurchase occurred. Either HP or the Packard Foundation may suspend or terminate sales under the amended and restated memorandum of understanding at any time.

        As of October 31, 2005, HP had authorization for remaining future repurchases of approximately $3.4 billion.

Note 14: Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal years ended October 31:

	2005	2004	2003
	In millions
Net earnings	$2,398	$3,497	$2,539
Net unrealized (losses) gains on available-for-sale securities:
Change in net unrealized (losses) gains, net of tax of $6 in 2005, tax benefit of $12 in 2004 and taxes of $20 in 2003	9	(12)	36
Net unrealized gains reclassified into earnings, net of taxes of $6 in 2005, $5 in 2004 and $2 in 2003	(10)	(8)	(3)

	(1)	(20)	33

Net unrealized gains (losses) on cash flow hedges:
Change in net unrealized losses, net of tax benefits of $16 in 2005, $59 in 2004 and $45 in 2003	(28)	(100)	(77)
Net unrealized losses reclassified into earnings, net of tax benefits of $56 in 2005, $42 in 2004 and taxes of $17 in 2003	97	72	29

	69	(28)	(48)

Net change in cumulative translation adjustment, net of tax benefit of $8 in 2005, and taxes of $4 and $0 in 2004 and 2003, respectively	(17)	21	2
Net change in additional minimum pension liability, net of taxes of $89 in 2005, tax benefit of $3 in 2004 and taxes of $97 in 2003	171	(13)	211

Comprehensive income	$2,620	$3,457	$2,737

        The components of accumulated other comprehensive loss, net of taxes, were as follows for the following fiscal years ended October 31:

	2005	2004
	In millions
Net unrealized gains on available-for-sale securities	$22	$23
Net unrealized losses on cash flow hedges	(46)	(115)
Cumulative translation adjustment	13	30
Additional minimum pension liability	(10)	(181)

Accumulated other comprehensive loss	$(21)	$(243)

Note 15: Retirement and Post-Retirement Benefit Plans

  Plan Design Changes

        During fiscal 2005 substantially all of HP's employees were covered under various defined benefit pension plans, defined contribution plans, or both, when they met the eligibility requirements of the plans. In addition, HP sponsors medical and life insurance plans that provide benefits to retired U.S. employees who meet plan eligibility requirements. In conjunction with management's plan to restructure certain of its operations, as discussed in Note 7 to the Consolidated Financial Statements, HP modified its U.S. retirement programs to more closely align to industry practice. Effective January 1, 2006, HP will not offer U.S. defined benefit pension plans and subsidized retiree medical programs to new U.S. hires. In addition, HP will cease pension accruals and eliminate eligibility for the subsidized retiree medical program for current employees who do not meet defined criteria based on age and years of service (calculated as of December 31, 2005). Additionally, the HP subsidy for the retiree medical program will be capped upon reaching two times the 2003 subsidy levels. These actions resulted in reductions to the U.S. defined benefit and post-retirement plan obligations of $526 million and $556 million respectively. HP recognized the reduction in the defined benefit obligation as a curtailment event and resulted in a gain of $199 million in the fourth quarter of fiscal 2005. HP recognized the reduction in the post-retirement plan obligation as a negative plan amendment.

        In addition, HP recognized a special termination benefit of $352 million in the fourth quarter of fiscal 2005, which reflects aggregate additional lump-sum benefits that have been paid or that HP expects to pay to those individuals participating in the 2005 U.S. Enhanced Early Retirement program. HP will distribute this amount from the plan assets. HP recognized the special termination benefit of $55 million for the HP retiree medical plans for those employees participating in the U.S. Enhanced Early Retirement program. This expense amount reflects the present value of approximately two years of added medical coverage that HP expects to pay and will be distributed from both plan assets and HP assets as these benefits are paid. HP expects to pay the majority of these added retiree medical benefits over the next two years.

  Defined Benefit Plans

        HP sponsors a number of defined benefit pension plans worldwide, of which the most significant are in the United States. The HP Retirement Plan (the "Retirement Plan") is a defined benefit pension plan for U.S. employees hired on or before December 31, 2002. Benefits under the Retirement Plan generally are based on pay and years of service, except for eligible pre-acquisition Compaq employees, who do not receive credit for years of service prior to January 1, 2003. Effective December 31, 2005, participants whose combination of age plus years of service is less than 62 will cease accruing benefits under the Retirement Plan. For U.S employees hired or rehired on or after January 1, 2003, HP sponsors the Hewlett-Packard Company Cash Account Pension Plan (the "Cash Account Pension Plan"), under which benefits accrue pursuant to a cash accumulation account formula based upon a percentage of pay plus interest. Effective December 31, 2005, the Cash Account Pension Plan will be closed to new participants, and participants whose combination of age plus years of service is less than 62 will cease accruing benefits.

        Effective November 30, 2005, HP merged the Cash Account Pension Plan into the Retirement Plan; the merged plan is treated as one plan for certain legal and financial purposes, including funding requirements. The merger has no impact on the separate benefit structures of the plans.

        HP reduces the benefit payable to a U.S. employee under the Retirement Plan for service before 1993, if any, by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan ("the DPSP"). HP closed the DPSP to new participants in 1993. The DPSP plan obligations are equal to the plan assets and are recognized as an offset to the Retirement Plan when HP calculates its defined benefit pension cost and obligations. The fair value of plan assets and projected benefit obligations for the U.S. defined benefit plans combined with the DPSP as of the September 30 measurement date is as follows for the following fiscal years ended October 31:

	2005		2004
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$4,775	$5,296	$3,244	$4,970
DPSP	1,295	1,295	1,197	1,197

Total	$6,070	$6,591	$4,441	$6,167

  Post-Retirement Benefit Plans

        Through fiscal 2005, substantially all of HP's U.S. employees at December 31, 2002 could become eligible for partially subsidized retiree medical benefits and retiree life insurance benefits under the Pre-2003 HP Retiree Medical Program (the "Pre-2003 Program") and certain other retiree medical programs. Plan participants in the Pre-2003 Program make contributions based on their choice of medical option and length of service. U.S. employees hired or rehired on or after January 1, 2003 may be eligible to participate in a post-retirement medical plan, the HP Retiree Medical Program but must bear the full cost of their participation. Effective January 1, 2006, employees whose combination of age and years of service is less than 62 no longer will be eligible for the subsidized Pre-2003 Program, but instead will be eligible for the HP Retiree Medical Program. Employees no longer eligible for the Pre-2003 Program, as well as employees hired on or after January 1, 2003, are eligible for certain credits under the HP Retirement Medical Savings Account Plan ("RMSA Plan") upon attaining age 45. Upon retirement, former employees may use credits under the RMSA Plan for the reimbursement of certain eligible medical expenses, including premiums required for participation in the HP Retiree Medical Program.

        The Medicare Act reduced HP's post-retirement medical plan obligations and expense during fiscal 2005 and 2004. See Note 1 for a full description of the impact of the Medicare Act as adopted by HP, which is incorporated herein by reference.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $422 million in fiscal 2005, $405 million in fiscal 2004 and $377 million in fiscal 2003. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan (the "HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation. On May 3, 2002, HP assumed sponsorship of the Compaq Computer Corporation 401(k) Investment Plan (the "Compaq 401(k) Plan"). Effective January 1, 2004, HP merged the Compaq 401(k) Plan into the HP 401(k) Plan.

        During fiscal 2005, HP matched employee contributions to the HP 401(k) Plan with cash contributions up to a maximum of 4% of eligible compensation. During the last eight months of calendar 2002, for the Compaq 401(k) Plan only, HP matched up to a maximum of 6% of eligible compensation. Effective January 1, 2006 newly-hired employees, rehired employees and employees whose combination of age plus years of service is less than 62 will be eligible for a 6% HP matching contribution.

        Effective January 31, 2004, HP desginated the HP Stock Fund, an investment option under the HP 401(k) Plan, as an Employee Stock Ownership Plan and, as a result, participants in the HP Stock Fund may receive dividends in cash or may reinvest such dividends into the HP Stock Fund. HP paid approximately $12 million and $13 million in dividends for the HP common shares held by the HP Stock Fund in fiscal 2005 and 2004, respectively. HP records the dividends as a reduction of retained earnings in the Consolidated Statements of Stockholders' Equity. The HP Stock Fund held approximately 34 million shares of HP common stock at October 31, 2005.

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit costs were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	In millions
Service cost	$338	$320	$284	$236	$213	$168	$63	$55	$46
Interest cost	275	266	262	304	265	203	98	103	101
Expected return on plan assets	(290)	(247)	(215)	(412)	(346)	(217)	(32)	(30)	(25)
Amortization and deferrals:
Actuarial loss	38	29	63	104	93	83	35	25	23
Prior service cost (benefit)	2	3	2	(1)	(2)	1	(18)	(9)	(2)

Net periodic benefit cost	363	371	396	231	223	238	146	144	143

Curtailment gain	(199)	—	—	—	—	(6)	—	—	—
Settlement loss (gain)	—	—	—	1	(3)	—	—	—	—
Special termination benefits	352	—	—	3	11	16	55	—	—

Net benefit cost	$516	$371	$396	$235	$231	$248	$201	$144	$143

        The weighted average assumptions used to calculate net benefit cost were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Discount rate	5.7%	6.5%	6.8%	4.9%	5.0%	5.2%	5.6%	6.5%	6.8%
Average increase in compensation levels	4.0%	4.0%	4.5%	3.7%	3.6%	4.0%	—	—	—
Expected long-term return on assets	8.3%	8.5%	8.5%	6.7%	6.9%	6.9%	8.5%	8.5%	8.5%

        As a result of the plan design changes made to the U.S. retirement programs as well as the release of final regulations by the Centers for Medicare and Medicaid Services covered under the "Medicare Act," HP remeasured its U.S. defined benefit plan and post-retirement benefit plan obligations. The 2005 discount rates outlined in the table above are those rates used by HP in conducting each of the respective plan remeasurements and reflect the weighted average rate across all measurement periods.

        The medical cost and related assumptions used to calculate the net post-retirement benefit cost for the following fiscal years ended October 31 were as follows:

	2005	2004	2003
Current medical cost trend rate	10.5%	11.5%	12.5%
Ultimate medical cost trend rate	5.5%	5.5%	5.5%
Year the medical cost rate reaches ultimate trend rate	2010	2010	2010

        A 1.0 percentage point increase in the medical cost trend rate would have increased the fiscal 2005 service and interest components of the post-retirement benefit costs by $0.6 million, while a 1.0 percentage point decrease would have resulted in a decrease of $0.7 million in the same period.

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2005	2004	2005	2004	2005	2004
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$3,244	$3,070	$5,924	$4,576	$376	$353
Acquisition/addition/deletion of plans	—	3	63	70	—	—
Actual return on plan assets	568	376	1,090	407	63	43
Employer contributions	1,175	10	547	564	62	49
Participants' contributions	—	—	45	37	29	25
Asset transfer	—	—	—	—	4	—
Benefits paid	(212)	(215)	(146)	(117)	(108)	(94)
Settlements	—	—	—	(21)	—	—
Currency impact	—	—	(371)	408	—	—

Fair value—end of year	4,775	3,244	7,152	5,924	426	376

Change in benefit obligation:
Projected benefit obligation—beginning of year	$4,970	$4,408	$6,284	$5,118	$1,861	$1,607
Acquisition/addition/deletion of plans	—	10	122	142	—	2
Service cost	338	320	236	213	63	55
Interest cost	275	266	304	265	98	103
Participants' contributions	—	—	45	37	29	25
Actuarial loss	95	181	1,099	223	53	109
Benefits paid	(212)	(215)	(146)	(117)	(108)	(94)
Plan amendments	4	—	—	(37)	(556)	52
Curtailment	(526)	—	(3)	—	—	—
Settlement	—	—	—	(21)	—	—
Special termination benefits	352	—	3	10	55	—
Currency impact	—	—	(378)	451	1	2

Projected benefit obligation—end of year	5,296	4,970	7,566	6,284	1,496	1,861

Plan assets less than benefit obligation	(521)	(1,726)	(414)	(360)	(1,070)	(1,485)
Unrecognized net experience (gain) loss	(5)	540	1,684	1,445	555	568
Unrecognized prior service cost (benefit) related to plan amendments	6	8	(40)	(44)	(595)	(56)

Net (accrued) prepaid amount recognized	(520)	(1,178)	1,230	1,041	(1,110)	(973)
Contributions after measurement date	—	—	19	6	4	3

Net amount recognized	$(520)	$(1,178)	$1,249	$1,047	$(1,106)	$(970)

Accumulated benefit obligation	$4,634	$3,882	$6,600	$5,425

        The weighted average assumptions used to calculate the benefit obligation as of the September 30 measurement date were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2005	2004	2005	2004	2005	2004
Discount rate	5.6%	5.8%	4.2%	4.9%	5.7%	5.8%
Average increase in compensation levels	4.0%	4.0%	3.7%	3.7%	—	—
Current medical cost trend rate	—	—	—	—	9.5%	10.5%
Ultimate medical cost trend rate	—	—	—	—	5.5%	5.5%
Year the rate reaches ultimate trend rate	—	—	—	—	2010	2010

        A 1.0 percentage point increase in the medical cost trend rate would have increased the total post-retirement benefit obligation reported at October 31, 2005 by $11 million, while a 1.0 percentage point decrease would have resulted in a decrease of $13 million.

        The net amount recognized for HP's defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2005	2004	2005	2004	2005	2004
	In millions
Prepaid benefit costs	$395	$—	$1,494	$1,306	$—	$—
Other accrued liabilities	—	(300)		—	—	—
Pension, post-retirement and post-employment liabilities	(915)	(1,152)	(284)	(269)	(1,110)	(973)
Accumulated other comprehensive loss	—	274	20	4	—	—
Contribution after measurement date	—	—	19	6	4	3

Net amount recognized	$(520)	$(1,178)	$1,249	$1,047	$(1,106)	$(970)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2005	2004	2005	2004
	In millions
Aggregate fair value of plan assets	$1,929	$3,244	$5,211	$4,051
Aggregate projected benefit obligation	$2,677	$4,970	$5,824	$4,512

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2005	2004	2005	2004
	In millions
Aggregate fair value of plan assets	—	$3,244	$311	$98
Aggregate accumulated benefit obligation	$159	$3,882	$535	$271

  Plan Asset Allocations

        HP's weighted-average target and asset allocations at the September 30 measurement date were as follows:

	U. S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
Asset Category	2005 Target Allocation			2005 Target Allocation			2005 Target Allocation
		2005	2004		2005	2004		2005	2004
Public equity securities		61.3%	71.4%		63.5%	64.8%		68.4%	69.4%
Private equity securities		2.1%	2.5%		—	—		7.0%	6.7%
Real estate and other		0.2%	0.3%		2.5%	2.6%		0.7%	0.8%

Equity-related investments	74%	63.6%	74.2%	64%	66.0%	67.4%	76%	76.1%	76.9%
Public debt securities	26%	22.6%	25.8%	36%	31.9%	31.5%	24%	23.6%	23.1%
Cash		13.8%	0.0%		2.1%	1.1%		0.3%	0.0%

Total	100%	100.0%	100.0%	100%	100.0%	100.0%	100%	100.0%	100.0%

  Investment Policy

        HP's investment strategy for worldwide plan assets is to seek a competitive rate of return relative to an appropriate level of risk. The majority of the plans' investment managers employ active investment management strategies with the goal of outperforming the broad markets in which they invest. Risk management practices include diversification across asset classes and investment styles and periodic rebalancing toward asset allocation targets. A number of the plans' investment managers are authorized to utilize derivatives for investment purposes, and HP occasionally utilizes derivatives to effect asset allocation changes or to hedge certain investment exposures.

        The target asset allocation selected for each plan reflects a risk/return profile HP feels is appropriate relative to each plan's liability structure and return goals. HP regularly conducts periodic asset-liability studies for U.S. plan assets in order to model various potential asset allocations in comparison to each plan's forecasted liabilities and liquidity needs. HP invests a portion of the U.S. defined benefit plan assets and post-retirement benefit plan assets in private market securities such as venture capital funds, private debt and private equity to provide diversification and higher expected returns.

        As of the September 30, 2005 measurement date, HP held a higher than targeted portion of the U.S. defined benefit plan assets in short-term investments in anticipation of near-term benefit payments in connection with the special termination benefits associated with the 2005 U.S. Enhanced Early Retirement Program.

        Outside the United States, local regulations require different approaches to target asset allocations, resulting in a higher percentage allocation in fixed income securities. For each country outside the U.S., the local pension board decides on the target allocation after consideration of local regulations. HP's corporate office acts in a governance role in periodically reviewing investment strategy and providing a recommended list of investment managers for each country plan.

  Basis for Expected Long-Term Rate of Return on Plan Assets

        The expected long-term rate of return on assets for each U.S. plan reflects the expected returns for each major asset class in which the plan invests, the weight of each asset class in the target mix, the correlations among asset classes and their expected volatilities. Expected asset class returns reflect the current yield on U.S. government bonds and risk premiums for each asset class. In evaluating the expected long-term rate of return on the plan assets in the United States, HP considers factors such as historical risk premiums and current valuations, dividend yields, inflation and expected earnings growth rates. Because HP's investment policy is to employ primarily active investment managers who seek to outperform the broader market, the asset class expected returns were adjusted to reflect the expected additional returns net of fees.

        The approach used to arrive at the expected rate of return on assets for the non-U.S. plans reflects the asset allocation policy of each plan to the expected country real returns for equity and fixed income investments. On an annual basis, HP gathers empirical data from the local country subsidiaries to determine expected long-term rates of return for equity and fixed income securities. HP then weights these expected real rates of return based on country specific allocation mixes adjusted for inflation.

  Future Contributions and Funding Policy

        In fiscal 2006, HP expects to contribute approximately $245 million to its pension plans and approximately $40 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $80 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government and funding and taxing authorities.

  Estimated Future Benefits Payable

        HP estimates that the future benefits payable for the retirement and post-retirement plans in place were as follows at October 31, 2005:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans *
	In millions
Fiscal year ending October 31
2006	$957	$149	$114
2007	$409	$157	$116
2008	$418	$168	$111
2009	$425	$188	$108
2010	$327	$198	$108
Next five fiscal years to October 31, 2015	$2,234	$1,373	$513

*
The estimated future benefits payable for the post-retirement plans are reflected net of the expected Medicare Part D subsidy.

Note 16: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include escalation clauses. Rent expense was approximately $770 million in fiscal 2005, $766 million in fiscal 2004 and $703 million in fiscal 2003. Sublease rental income was approximately $43 million in fiscal 2005, $43 million in fiscal 2004 and $46 million in fiscal 2003.

        Future annual minimum lease payments and sublease rental income commitments, excluding future obligations included in the restructuring liabilities on the Consolidated Balance Sheets, at October 31, 2005 were as follows:

	2006	2007	2008	2009	2010	Thereafter
	In millions
Minimum lease payments	$541	$438	$311	$231	$229	$278
Less: Sublease rental income	(37)	(28)	(19)	(17)	(38)	(13)

	$504	$410	$292	$214	$191	$265

        At October 31, 2005, HP had unconditional purchase obligations of approximately $2.1 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related principally to cost of sales, inventory and other items.

        Future unconditional purchase obligations at October 31, 2005 were as follows:

	2006	2007	2008	2009	2010	Thereafter
	In millions
Unconditional purchase obligations	$1,417	$250	$180	$137	$75	$33

Note 17: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and HP can reasonably estimate the amount of the loss. HP believes it has adequate provisions for any such matters. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management's attention and the creation of significant expenses.

Pending Litigation and Proceedings

        Copyright levies.    As described below, proceedings are ongoing against HP in certain European Union ("EU") member countries, including litigation in Germany, seeking to impose levies upon equipment (such as multifunction devices ("MFDs") and printers) and alleging that these devices enable producing private copies of copyrighted materials. The total levies due, if imposed, would be based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. In May 2004, VG Wort filed a lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed plus interest on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit) plus interest on MFDs sold in Germany up to December 2001. HP has appealed the Stuttgart Court of Appeal's decision to the Bundesgerichtshof (the German Federal Supreme Court). On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold in Germany between 1997 and 2001, as well as for products sold from 2002 onwards.

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Higher Regional Court of Baden-Wuerttemberg. On May 11, 2005, the Higher Regional Court issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Supreme Court in Karlsruhe.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has undertaken to be bound by a final decision. On December 23, 2004, the Munich State Court held that PCs are subject to a levy and that FSC must pay 12 euros plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Higher Regional Court of Bavaria. On December 15, 2005, the Higher Regional Court affirmed the Munich State Court decision. FSC has the right to further appeal the decision to the German Supreme Court.

        Based on industry opposition to the extension of levies to digital products, HP's assessments of the merits of various proceedings and HP's estimates of the units impacted and levies, HP has accrued amounts that it believes are adequate to address any liabilities from the matters described above. However, the ultimate resolution of these matters, including the number of units impacted, the amount of levies imposed and the ability of HP to recover such amounts through increased prices, remains uncertain.

        Alvis v. HP is a nationwide defective product consumer class action filed in the District Court of Jefferson County, Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in the District Court of Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. The Texas Supreme Court reversed the certification and remanded to the trial court in May 2004. On March 29, 2005, the Alvis court certified a Texas-wide class action for injunctive relief only, which HP appealed on April 15, 2005. On June 4, 2003, each of Barrett v. HP and Grider v. Compaq was filed in the District Court of Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On December 22, 2003, the court entered an order staying the Barrett case until the conclusion of Alvis. On September 23, 2005, the court granted the Grider plaintiffs' motion to certify a nationwide class action, which HP has appealed to the Oklahoma Supreme Court. On November 5, 2004 Scott v. HP and on January 27, 2005 Jurado v. HP were filed in state court in San Joaquin County, California, with factual allegations similar to those in LaPray and Alvis, seeking a California-only class certification, injunctive relief, unspecified damages (including punitive damages), restitution, costs and attorneys' fees. In addition, the Civil

Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made, or caused to be made, false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to extend the statute of limitations on its investigation until June 6, 2006. HP is cooperating fully with this investigation.

        Hanrahan v. Hewlett-Packard Company and Carleton Fiorina is a lawsuit filed on November 3, 2003 in the United States District Court for the District of Connecticut on behalf of a putative class of persons who sold common stock of HP during the period from September 4, 2001 through November 5, 2001. The lawsuit seeks unspecified damages and generally alleges that HP and Carleton S. Fiorina, HP's former CEO, violated the federal securities laws by making statements during this period that were misleading in failing to disclose that Walter B. Hewlett, a former HP board member, would oppose the proposed acquisition of Compaq by HP prior to Mr. Hewlett's disclosure of his opposition to the proposed transaction. The case has been transferred to the United States District Court for the Northern District of California.

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in the Circuit Court, Third Judicial District, Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The court in the HP action has certified an Illinois class as to Intel but denied a nationwide class, and proceedings have been stayed pending resolution of plaintiffs' appeal of this decision. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. The class action certification against Compaq has been stayed pending resolution of plaintiffs' appeal in the HP action. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit that was initially filed in state court in Alameda County, California, to which HP was joined on June 14, 2004, which is based upon factual allegations similar to those in the Neubauer cases. The Skold case has since been transferred to state court in Santa Clara County, California. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs and certification of a nationwide class.

        Tyler v. HP is a lawsuit filed in state court in Santa Clara, California on February 17, 2005 alleging that HP engaged in wrongful business practices, including unfair competition, deceptive advertising, fraud and deceit, breach of express and implied warranty and breach of the covenants of good faith and fair dealing. Among other things, plaintiffs alleged that HP engineered "smart chip" inkjet cartridges for use in certain inkjet printers to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the design of the smart chip cartridge limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On February 17, 2005 and March 18, 2005 lawsuits captioned Obi v. HP and Weingart v. HP, respectively, were filed in state court in Los Angeles, California with similar allegations. Feder v. HP and Ciolino v. Hewlett-Packard Company were filed in the United States District Court for the Northern District of California on June 16, 2005, and September 6, 2005, respectively, with similar allegations, seeking restitution, damages, injunctive relief, interest, costs, attorneys' fees and class certification. The Feder and Ciolino cases have been formally consolidated in a single proceeding in the District Court for the Northern District of California under the caption In re: HP Inkjet Printer Litigation, and the Tyler, Obi, and Weingart cases will be dismissed without prejudice by the plaintiffs. Grabell v. HP was filed in the United States District Court for the District of New Jersey on March 18, 2005 and asserted causes of action under the New Jersey Consumer Fraud Act and for unjust enrichment and breach of the implied covenant of good faith and fair dealing, with similar allegations to the cases above. Just v. HP was filed in the United States District Court for the Eastern District of New York on April 20, 2005 and asserted causes of action under the New York General Business Law 349/350 and for unjust enrichment and breach of the implied covenants of good faith and fair dealing. The allegations in both cases are similar to the allegations described above. By agreement between the parties, Grabell and Just have been dismissed without prejudice by the plaintiffs.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. This action seeks declaratory and injunctive relief and unspecified damages. On March 26, 2004, the court issued a ruling interpreting the disputed claim terms in the patent at issue. Trial is expected to commence in mid- to late 2007.

        HP, Gateway, Inc. ("Gateway") and certain of their affiliated entities are involved in various patent infringement and related lawsuits in California and Texas and in proceedings before the United States International Trade Commission, as described below.

        Hewlett-Packard Development Company, LP v. Gateway, Inc. is a lawsuit filed on March 24, 2004 by HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), against Gateway in the United States District Court for the Southern District of California, alleging infringement of patents relating to various notebook, desktop and enterprise computer technologies and seeking an injunction, unspecified monetary damages, interest and attorneys' fees. On May 10, 2004, Gateway filed an answer and a counterclaim, alleging infringement of various patents relating to computerized television, wireless communication, computer monitoring and computer expansion card technologies and seeking an injunction, unspecified monetary damages, interest and attorneys' fees.

        On May 6, 2004, HP and HPDC filed a complaint with the United States International Trade Commission ("ITC") alleging that Gateway infringes various computer technology patents and seeking an injunction. Following trial in March 2005, the Administrative Law Judge issued an initial determination that Gateway violated Section 337 of the Tariff Act of 1930, as amended, by importing certain personal computers found to infringe two HPDC patents related to parallel ports and issued a limited exclusion order barring the importation of Gateway's accused products. The court also held that the other two HPDC patents at issue were invalid, not infringed or both. On December 8, 2005, the ITC issued a notice of decision to vacate portions of the initial determination, including the literal infringement finding with respect to the parallel port patents and the related exclusion order. The ITC also remanded the investigation to the Administrative Law Judge for, among other things, a determination of whether certain claims of the parallel port patents are infringed under the doctrine of equivalents. The Administrative Law Judge will set a new date to conclude the investigation.

        On October 21, 2004, HPDC filed suit in the United States District Court for the Western District of Wisconsin against eMachines, a wholly-owned subsidiary of Gateway, alleging infringement of various HPDC patents relating to personal and desktop computers. On February 17, 2005, the action was transferred to the Southern District of Texas (Houston division). HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On September 7, 2005 the court stayed the action as to two of the three patents remaining in the suit because of related proceedings in the ITC.

        On June 6, 2005, HP and HPDC filed suit in the Superior Court of California for the County of Santa Clara against eMachines. The complaint alleges that eMachines failed to observe its contractual obligation to permit an audit of eMachines' compliance with the terms of its royalty-bearing license to HP and HPDC. HP and HPDC seek specific performance, specified costs and attorneys' fees.

        On July 6, 2005, HPDC filed a complaint with the ITC that alleges infringement by both Gateway and eMachines of five computer technology patents, seeking to enjoin Gateway and eMachines from importing certain personal computers found to infringe the HPDC patents. Trial is scheduled for no later than May 1, 2006.

        On July 2, 2004, Gateway filed a complaint with the ITC alleging HP's infringement of various patents relating to audio control, imaging and computerized television technologies, of which only the patent relating to computerized television technologies remains in suit. Gateway seeks an injunction against HP's importation of its media center PCs and digital entertainment centers, among other similar multimedia products. The trial was held in May 2005. In October 2005, the Administrative Law Judge ruled that the Gateway patent asserted is unenforceable and that each asserted claim is invalid. The Administrative Law Judge also found the asserted patent was procured through inequitable conduct. On October 17, 2005, Gateway filed a petition for review before the ITC and HP filed a conditional petition for review if the ITC decides to review the initial determination. A final determination is expected by the ITC in February 2006.

        Also on July 2, 2004, Amiga Development LLC, renamed AD Technologies ("AD"), an entity affiliated with Gateway, filed a lawsuit against HP in the United States District Court for the Eastern District of Texas, alleging infringement of patents relating to computer monitoring, imaging and decoder technologies. In October 2005, the United States Patent and Trademark Office granted HP's request to reexamine one of the patents in suit, and HP has filed a motion to stay the action in light of this reexamination. AD Technologies seeks an injunction, unspecified monetary damages, interest and attorneys' fees. HP and HPDC answered and counterclaimed, alleging infringement by Amiga and Gateway of HPDC patents related to personal computer technology. The trial is scheduled for April 3, 2006.

        On August 18, 2004, Gateway filed a declaratory relief action against HPDC in the United States District Court for the Southern District of California seeking a declaration of non-infringement and invalidity of HPDC patents relating to personal computer technology. HPDC answered and counterclaimed and alleged infringement of the same patents, and the claims were consolidated into the litigation pending in the Southern District of California commenced in March 2004. HP seeks an injunction, unspecified monetary damages, interest and attorneys' fees.

        On February 22, 2005, eMachines filed a declaratory judgment action against HPDC in the Southern District of Texas on the patents relating to personal and desktop computers at issue in HPDC's suit against eMachines; eMachines subsequently dismissed this declaratory judgment action.

        Compression Labs, Inc. v. HP et al. is a lawsuit filed by Compression Labs, Inc., a subsidiary of Forgent Networks ("CLI"), on April 22, 2004 against HP and 27 other companies in United States District Court for the Eastern District of Texas. The complaint accuses HP of patent infringement with respect to HP's products that implement JPEG compression. JPEG is a standard for data compression used in HP's computers, scanners, digital cameras, PDAs, printers, plotters and software. CLI seeks unspecified damages, an injunction, interest, costs and attorneys' fees. The Judicial Panel on Multidistrict Litigation transferred this lawsuit to the Northern District of California for coordinated or consolidated pretrial proceedings. Separately, HP has alerted government regulators of CLI's participation in the JPEG standardization process and current licensing activities.

        Miller, et al. v. Hewlett-Packard Company is a lawsuit filed on March 21, 2005 in the United States District Court for the District of Idaho on behalf of a putative class of persons who were employed by third-party temporary service agencies and who performed work at HP facilities in the United States. Plaintiffs claim that they were incorrectly classified as contractors or contingent workers and, as a result, were wrongfully denied employee benefits covered by the Employment Retirement Income Security Act of 1974 ("ERISA") and benefits not covered by ERISA. On May 22, 2005, plaintiffs filed their first amended complaint, which added a Worker Adjustment and Retraining Notification Act ("WARN") claim and defined the class to include those persons who have been, or now are, hired by HP through agencies to work at HP facilities in the United States from March 21, 2000 through the present who have been deprived of the full benefit of employee status by being misclassified as contractors, contingent workers or temporary workers or were otherwise misclassified. Plaintiffs seek declaratory relief, an injunction, retroactive and prospective benefits and compensation, unspecified damages and enhanced damages, interest, costs and attorneys' fees.

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, profited from, and otherwise aided and abetted the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Victims Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. On November 29, 2004, the court dismissed with prejudice the plaintiffs' complaint. On May 2005, the plaintiffs filed an amended notice of appeal in the United States Court of Appeals for the Second Circuit.

Investigation

        In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into original equipment manufacturer ("OEM") activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP has cooperated fully with this inquiry.

Settled Litigation and Proceedings

        In March 2003, the Korea Fair Trade Commission commenced an investigation of the Korean printing and supplies market and contacted HP requesting information on its printing systems business. A hearing was held on August 10, 2005, and the matter was concluded without the imposition of any fine on HP.

        EMC Litigation.    HP and EMC Corporation ("EMC") announced on May 2, 2005 that they agreed to dismiss all claims and counterclaims with no findings or admissions of liability in a settlement of a longstanding patent dispute involving patent infringement allegations between the two companies, as described below. As a part of the settlement agreement, HP agreed to pay $325 million (the net amount of the valuation of EMC's claims against HP less the valuation of HP's claims against EMC) to EMC, which HP can satisfy through the purchase for resale or internal use of complementary EMC products, such as the VMware product line, in equal installments over the next five years. In addition, if EMC purchases HP products during the five-year period, HP will be required to purchase an equivalent amount of additional product or services from EMC of up to an aggregate of $108 million. EMC and HP also signed a five-year patent cross-license agreement. HP did not incur a charge with respect to the settlement because HP expected to meet its minimum future purchase commitments under the settlement agreement. HP v. EMC Corporation was a lawsuit filed in United States District Court for the Northern District of California on September 30, 2002, in which HP accused EMC of infringing seven HP patents. HP sought damages, an injunction, prejudgment interest, costs and attorneys' fees. On July 21, 2003, EMC filed its answer and a cross-claim and asserted, among other things, that numerous HP storage, server and printer products infringed six EMC patents. EMC sought a permanent injunction as well as unspecified monetary damages, costs and attorneys' fees for patent infringement. On November 27, 2004, HP filed a second lawsuit against EMC in United States District Court for the Northern District of California, in which HP accused additional models of certain EMC products of infringing the same seven HP patents. HP sought damages, an injunction, prejudgment interest, costs and attorneys' fees. EMC also filed suit against StorageApps, a company acquired by HP in fiscal 2001, in United States District Court in Worcester, Massachusetts on October 20, 2000. The suit accused StorageApps of infringement of EMC patents relating to storage devices and sought a permanent injunction as well as unspecified monetary damages for patent infringement. Following a trial in May 2004, the jury found that three of EMC's patents were valid and infringed. The parties agreed to binding arbitration on the issue of damages. HP appealed the judgment of liability. All of the foregoing litigation has been resolved in connection with the settlement agreement discussed above.

        Intergraph Litigation.    On January 21, 2005, HP announced that it had settled all ongoing patent litigation with Intergraph Corporation, as described below, and that the companies had entered into a patent cross-license agreement. The agreement resolved all legal claims between the two companies and their subsidiaries. Under the terms of the agreement, HP agreed to pay Intergraph $141 million, of which $116 million was recorded as a charge in the first quarter of fiscal 2005 since it related to the cross-license agreement for products shipped in prior years. Both HP and Intergraph have since dismissed, withdrawn or terminated with prejudice all pending lawsuits, and neither company will have any further financial obligations stemming from any such disputes. According to the terms of the cross-license agreement, HP was granted a license to all Intergraph patents for all fields of use. Intergraph was granted a license to all HP patents in specific fields covered by Intergraph's then current product categories. Intergraph Hardware Technologies Company v. HP, Dell & Gateway was a lawsuit filed in

United States District Court for the Eastern District of Texas, Marshall County, on December 16, 2002. The suit accused HP of infringement of three patents related to cache memory, known as the "Clipper Patents." Intergraph sought damages constituting a "reasonable royalty" (as well as enhanced damages), an injunction, prejudgment interest, costs and attorneys' fees. On May 7, 2004, Intergraph sued HP in United States District Court for the Eastern District of Texas, Tyler County, for infringement of a patent related to cache memory management. Intergraph sought an injunction, declaratory relief and attorneys' fees, but not damages. HP answered and counterclaimed, asserting Intergraph's infringement of two HP software patents. HP sought damages and an injunction. On May 28, 2003, HP sued Intergraph Corporation, the parent of Intergraph, in United States District Court for the Northern District of California, San Francisco Division, accusing Intergraph Corporation of infringement of four HP patents related to computer-aided design, video display technology and information retrieval technology. HP sought damages, an injunction, prejudgment interest, costs and attorneys' fees. On April 1, 2004, HP sued Intergraph Corporation in the Mannheim State Court in Mannheim, Germany, and instituted related proceedings in Germany, for infringement of two European Union patents related to computer-aided design. HP sought damages, an injunction and costs. Trial took place in November 2004, and the court dismissed HP's action based on a determination of Intergraph's noninfringement on January 7, 2005. On April 19, 2004, HP sued Z/I Imaging, a subsidiary of Intergraph Corporation, and Intergraph Corporation, in United States District Court for the District of Delaware, accusing Z/I Imaging of infringement of two patents related to image scanning technology. Also on April 19, 2004, HP sued Intergraph Corporation in United States District Court for the Eastern District of Texas for infringement of one patent relating to computer-aided design. In both cases, HP sought damages, an injunction, prejudgment interest, costs and attorneys' fees. All of the foregoing litigation has been resolved in connection with the settlement agreement discussed above.

        Stevens v. HP (renamed as Erickson v. HP) was an unfair business practices consumer class action filed in the Superior Court of California in Riverside County on July 31, 2000, which alleged various violations of California state law, including unfair competition, fraud and negligent misrepresentation. Consumer class action lawsuits were filed, in coordination with the original plaintiffs, in 33 additional jurisdictions, which alleged similar claims based on the same set of facts. The various plaintiffs throughout the country claimed to have purchased different models of HP inkjet printers. The basic factual allegation of these actions was that affected consumers who purchased HP printers received half-full or "economy" ink cartridges instead of full cartridges. Plaintiffs claimed that HP's advertising, packaging and marketing representations for the printers led the consumers to believe they would receive "full" cartridges. These actions sought injunctive relief, disgorgement of profits, compensatory damages, punitive damages and attorneys' fees under various state unfair business practices statutes and common law claims of fraud and negligent misrepresentation. In the initial California matter, Erickson v. HP, the court granted summary judgment in HP's favor and denied class certification. In October 2003, the California appellate court tentatively affirmed the lower court's decisions, and plaintiffs subsequently dismissed the appeal prior to the time the appellate court could enter its ruling. The matter was certified as a class action in North Carolina state court, where it was filed as Hughes v. Hewlett-Packard Company. HP prevailed at the trial of this case, which concluded in September 2003. Pursuant to a dismissal agreement signed by HP and plaintiffs' counsel in each jurisdiction, all remaining actions have been dismissed.

        Canada Dispute.    The Government of Canada conducted cost audits of certain contracts between Public Works and Government Services Canada ("PWGSC") and each of Compaq Canada Corp. and Hewlett-Packard (Canada) Co. relating to services provided to the Canadian Department of National Defence ("DND"). Compaq Canada Corp. was combined with Hewlett-Packard (Canada) Co. following HP's acquisition of Compaq. HP cooperated fully with the audit and conducted its own inquiry, sharing the results of its investigation with PWGSC and DND. On May 14, 2004, HP announced that it had resolved the dispute with the Government of Canada. HP Canada agreed to reimburse the Government of Canada the sum of CDN$146 million (approximately US $105 million), an amount determined by both parties to be appropriate upon investigation. HP recorded $70 million in the second quarter of fiscal 2004 and recorded $35 million in fiscal 2003. HP determined that it was important for HP to honor its contractual obligations, rather than engage in protracted litigation with the Government of Canada, despite the lack of evidence that HP employees derived any improper benefit from the complex scheme designed to exploit both parties. HP has entered into agreements to recover, and has recovered, approximately $10 million of these funds from certain responsible individuals and continues to consider further proceedings against others to recover additional funds.

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

        The European Union ("EU") has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states potentially may be delayed into 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. HP is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe were adequate as of October 31, 2005. These accruals were not material to our operations or financial position and we do not currently anticipate material capital expenditures for environmental control facilities.

Note 18: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, solutions and services to individual consumers, small and medium sized businesses ("SMBs"), and large enterprises. HP's offerings span enterprise storage and servers, multi-vendor services including technology support and maintenance, consulting and integration and managed services, personal computing and other access devices, and imaging and printing related products and services.

        During fiscal 2005, HP and its operations were organized into seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the Consolidated Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). In order to provide a supplementary view of HP's business, aggregated financial data for TSG is presented herein.

        HP has reclassified segment operating results for fiscal 2004 and 2003 to conform to certain minor fiscal 2005 organizational realignments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

        Technology Solutions Group.    Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows®(1), Linux and Novell operating systems, and HP's BladeSystem family of blade servers. Business critical servers include Itanium®(2)-based Integrity servers running on HP-UX, Windows®, Linux and Open VMS operating systems, Reduced Instruction Set Computing (RISC)-based servers running the HP-UX operating system and HP AlphaServer product line running on both Tru64 UNIX®(3) and Open VMS. Additionally, HP offers its Itanium®-based Integrity NonStop and MIPs based Nonstop fault-tolerant server products for business critical solutions. HP's StorageWorks offerings include entry level, mid-range and enterprise arrays, storage area networks (SANs), network attached storage (NAS), storage management software, as well as tape drives, tape libraries and optical archival storage.

(1)
Windows® is a registered trademark of Microsoft Corporation.
(2)
Itanium® is a registered trademark of Intel Corporation.
(3)
UNIX® is a registered trademark of The Open Group.

•
HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration and managed services. HPS also offers a variety of services tailored to particular industries such as manufacturing, network and service providers. In collaboration with ESS and Software, HPS teams with software and networking companies and systems integrators to bring solutions to HP's customers. Technology services (formerly called customer support)

    provides a range of technology services from standalone product support to high availability services for complex, global, networked, multi-vendor environments, as well as business continuity and recovery services. Technology services also manages the delivery of product warranty support through its own service organization, as well as through authorized resellers. Consulting and integration services help customers measure, assess and maintain the link between business and IT; design and integrate the customers' environments into a more adaptive infrastructure; and align, extend and manage applications and business processes. Consulting and integration provides cross-industry solutions in areas such as supply chain, business portals, messaging and security. Managed services offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services and business process outsourcing, as well as business continuity and recovery services.

  •
  Software provides management software solutions, including support, that allow enterprise customers to manage their IT infrastructure, operations, applications, IT services and business processes under the HP OpenView brand. In addition, Software delivers a suite of comprehensive, carrier-grade software platforms for developing and deploying next-generation voice, data and converged services to network and service providers under the HP OpenCall brand.

        HP's other business segments are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops and notebooks as well as HP Compaq Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs. Workstations are individual computing products designed for users demanding enhanced performance programs, such as computer animation, engineering design and other programs requiring high resolution graphics. Workstations are provided for UNIX®, Windows® and Linux-based systems. Handheld computing devices include a series of iPAQ Pocket PC products ranging from entry-level devices primarily used as organizers to advanced devices with biometric security and wireless capability, that run on Windows® Mobile software. Digital entertainment products include plasma and LCD flat panel televisions, the HP Digital Entertainment Center, DVD and RW drives, CD writers and DVD writers.

  •
  Imaging and Printing Group provides consumer and commercial printing, digital photography and entertainment, graphics and imaging devices and systems and printer supplies. Consumer and commercial printing, graphics and imaging devices and systems include color and monochrome single-function printers for shared and personal use, printer- and copier-based multi-function devices, inkjet and LaserJet all-in-one printers, wide- and large-format inkjet printers, photo printers, digital photography products and services, scanners and digital presses. Printer supplies include LaserJet toner and inkjet printer cartridges and other related printing media such as HP-branded Vivera ink and HP Premium and Premium Plus photo papers.

  •
  HP Financial Services supports and enhances HP's global product and services solutions, providing a broad range of value-added financial life cycle management services. HPFS enables HP's worldwide customers to acquire complete IT solutions, including hardware, software and services. HPFS offers leasing, financing, utility programs, and asset recovery services, as well as financial asset management services, for large global and enterprise customers. HPFS also provides an array of specialized financial services to SMBs and educational and governmental entities. HPFS offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

  •
  Corporate Investments is managed by the Office of Strategy and Technology and includes HP Labs and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products that enhance computing and enterprise solutions, as well as the licensing of specific HP technology to third parties.

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, certain acquisition-related charges and charges for purchased in-process research and development, as well as certain corporate governance costs.

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions. Workforce rebalancing charges, which include involuntary workforce reductions and voluntary severance incentives, recorded in the six months ended April 30, 2005 have been included in business segment results.

        Selected operating results information for each business segment was as follows for the following fiscal years ended October 31:

	Total Net Revenue			Earnings (Loss) from Operations
	2005	2004	2003	2005	2004	2003
	In millions
Enterprise Storage and Servers	$16,701	$15,074	$14,540	$810	$161	$146
HP Services	15,536	13,848	12,402	1,151	1,282	1,369
Software	1,077	933	781	(59)	(156)	(206)

Technology Solutions Group	33,314	29,855	27,723	1,902	1,287	1,309

Personal Systems Group	26,741	24,622	21,210	657	205	18
Imaging and Printing Group	25,155	24,199	22,569	3,413	3,843	3,591
HP Financial Services	2,102	1,895	1,921	213	125	79
Corporate Investments	523	449	345	(174)	(179)	(161)

Segment total	$87,835	$81,020	$73,768	$6,011	$5,281	$4,836

        The reconciliation of segment operating results information to HP consolidated totals was as follows for the following fiscal years ended October 31:

	2005	2004	2003
	In millions
Net revenue:
Segment total	$87,835	$81,020	$73,768
Elimination of intersegment net revenue and other	(1,139)	(1,115)	(707)

Total HP consolidated net revenue	$86,696	$79,905	$73,061

Earnings before taxes:
Total segment earnings from operations	$6,011	$5,281	$4,836
Corporate and unallocated costs and eliminations	(429)	(246)	(296)
Pension curtailment gain	199	—	—
Restructuring charges	(1,684)	(114)	(800)
In-process research and development charges	(2)	(37)	(1)
Acquisition-related charges	—	(54)	(280)
Amortization of purchased intangible assets	(622)	(603)	(563)
Interest and other, net	189	35	21
(Losses) gains on investments	(13)	4	(29)
Dispute settlement	(106)	(70)	—

Total HP consolidated earnings before taxes	$3,543	$4,196	$2,888

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. Corporate and unallocated assets are composed primarily of cash and cash equivalents. As described above, fiscal 2005 segment asset information is stated based on the fiscal 2005 organizational structure. However, it is not practicable for HP to reclassify fiscal 2003 segment assets for these changes. Total assets by segment as well as for TSG and the reconciliation of segment assets to HP consolidated total assets was as follows at October 31:

	2005	2004	2003
	In millions
Enterprise Storage and Servers	$13,591	$13,856	$—
Software	1,408	1,422	—

Enterprise Systems Group	14,999	15,278	15,038
HP Services	15,381	14,619	12,700

Technology Solutions Group	$30,380	$29,897	$27,738

Personal Systems Group	11,277	10,622	10,421
Imaging and Printing Group	13,523	14,169	13,824
HP Financial Services	7,856	7,992	7,830
Corporate Investments	297	375	228
Corporate and unallocated assets	13,984	13,083	14,675

Total HP consolidated assets	$77,317	$76,138	$74,716

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2005	2004	2003
	In millions
Net revenue:
U.S.	$30,548	$29,362	$29,218
Non-U.S.	56,148	50,543	43,843

Total HP consolidated net revenue	$86,696	$79,905	$73,061

        Net revenue by geographic area is based upon the sales location that predominately represents the customer location. No single country outside of the United States represented more than 10% of HP's total consolidated net revenue in any period presented. No single country outside of the United States represented 10% or more of HP's total consolidated net assets in any period presented, with the exception of the Netherlands at October 31, 2004. No single country outside of the United States represented more than 10% of HP's total consolidated net property, plant and equipment in any period presented. HP's long-lived assets other than goodwill and purchased intangible assets, which HP does not allocate to specific geographic locations as it is impracticable for HP to do so, are composed principally of net property, plant and equipment.

        Net property, plant and equipment, classified by major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2005	2004
	In millions
Net property, plant and equipment:
U.S.	$3,427	$3,418
Non-U.S.	3,024	3,231

Total HP consolidated net property, plant and equipment	$6,451	$6,649

  Net revenue by segment and business unit

        The following table provides net revenue by segment and business unit for the following fiscal years ended October 31:

	2005	2004	2003
	In millions
Net revenue:
Industry standard servers	$9,513	$8,118	$7,255
Business critical systems	3,812	3,759	3,835
Storage	3,375	3,201	3,453
Other	1	(4)	(3)

Enterprise Storage and Servers	16,701	15,074	14,540

Technology services	9,665	8,886	8,154
Managed services	3,031	2,446	1,782
Consulting and integration	2,840	2,515	2,466
Other	—	1	—

HP Services	15,536	13,848	12,402

OpenView	701	585	486
OpenCall & other	376	348	295

Software	1,077	933	781

Technology Solutions Group	33,314	29,855	27,723

Desktops	14,321	14,031	12,408
Notebooks	9,763	8,423	6,922
Workstations	1,280	1,018	923
Handhelds	836	886	740
Other	541	264	217

Personal Systems Group	26,741	24,622	21,210

Commercial hardware	6,731	6,390	6,015
Consumer hardware	4,162	4,335	4,366
Supplies	14,010	13,197	12,004
Other	252	277	184

Imaging and Printing Group	25,155	24,199	22,569

HP Financial Services	2,102	1,895	1,921
Corporate Investments	523	449	345

Total segments	87,835	81,020	73,768

Eliminations of intersegment net revenue and other	(1,139)	(1,115)	(707)

Total HP consolidated net revenue	$86,696	$79,905	$73,061

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)

	Three-month periods ended
	January 31	April 30	July 31	October 31
	In millions, except per share amounts
2005
Net revenue	$21,454	$21,570	$20,759	$22,913
Cost of sales(1)	16,537	16,429	15,942	17,532
Research and development	878	890	863	859
Selling, general and administrative	2,704	2,933	2,761	2,786
Amortization of purchased intangible assets	167	151	168	136
Pension curtailment gain	—	—	—	(199)
Restructuring charges	3	4	112	1,565
In-process research and development charges	—	—	—	2
Total costs and expenses	20,289	20,407	19,846	22,681
Earnings from operations	1,165	1,163	913	232
Interest and other, net	25	(87)	119	132
(Losses) gains on investments	(24)	3	(6)	14
Dispute settlement	(116)	—	7	3
Earnings before taxes	1,050	1,079	1,033	381
Provision for taxes	107	113	960	(35)
Net earnings	943	966	73	416
Net earnings per share:(2)
Basic	$0.32	$0.33	$0.03	$0.15
Diluted	$0.32	$0.33	$0.03	$0.14
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange and Nasdaq Stock Market:
Low	$18.76	$19.57	$20.15	$23.70
High	$21.33	$22.00	$24.94	$29.20
2004(3)
Net revenue	$19,514	$20,113	$18,889	$21,389
Cost of sales(1)	14,691	15,182	14,545	16,393
Research and development	889	924	877	873
Selling, general and administrative	2,578	2,665	2,621	2,632
Amortization of purchased intangible assets	144	148	146	165
Restructuring charges	54	38	9	13
Acquisition-related charges	15	9	6	24
In-process research and development charges	—	9	28	—
Total costs and expenses	18,371	18,975	18,232	20,100
Earnings from operations	1,143	1,138	657	1,289
Interest and other, net	11	2	20	2
Gains (losses) on investments	9	(5)	1	(1)
Dispute settlement	—	(70)	—	—
Earnings before taxes	1,163	1,065	678	1,290
Provision for taxes	227	181	92	199
Net earnings	936	884	586	1,091
Net earnings per share:(2)
Basic	$0.31	$0.29	$0.19	$0.37
Diluted	$0.30	$0.29	$0.19	$0.37
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange and Nasdaq Stock Market:
Low	$21.28	$19.70	$19.50	$16.50
High	$26.12	$24.12	$22.00	$20.50

(1)
Cost of products, cost of services and financing interest.

(2)
EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(3)
Certain reclassifications have been made in order to conform to the fiscal 2005 presentation.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A. Controls and Procedures.

Controls and Procedures

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

        See Management's Report on Internal Control over Financial Reporting in Item 8, which is incorporated herein by reference.

ITEM 9B. Other Information.

        Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

        The following information is included in HP's Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after HP's fiscal year end of October 31, 2005 (the "Proxy Statement") and is incorporated herein by reference:

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

  (a)
  The following documents are filed as part of this report:

  1.
  All Financial Statements:

        The following financial statements are filed as part of this report under Item 8—"Financial Statements and Supplementary Data."

  2.
  Financial Statement Schedules:

  Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2005.

  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

  3.
  Exhibits:

  A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by HP) is provided in the Exhibit Index on page 142 of this report. HP will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting:

      Hewlett-Packard Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304
      (866) GET-HPQ1 or (866) 438-4771

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the fiscal years ended October 31
	2005	2004	2003
	In millions
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$286	$347	$410
Amount acquired through acquisition	—	9	—
Addition (reversal) of bad debt provision	17	(6)	29
Deductions, net of recoveries	(76)	(64)	(92)

Balance, end of period	$227	$286	$347

Allowance for doubtful accounts—financing receivables:
Balance, beginning of period	$213	$210	$270
Amount acquired through acquisition	—	—	—
(Reversal) additions to allowance	(39)	104	73
Deductions, net of recoveries	(63)	(101)	(133)

Balance, end of period	$111	$213	$210

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2005	HEWLETT-PACKARD COMPANY
	By:	/s/ CHARLES N. CHARNAS Charles N. Charnas Vice President, Deputy General Counsel and Assistant Secretary

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

Signature	Title(s)	Date

/s/ MARK V. HURD Mark V. Hurd	Chief Executive Officer and President (Principal Executive Officer)	December 20, 2005
/s/ ROBERT P. WAYMAN Robert P. Wayman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2005
/s/ JON E. FLAXMAN Jon E. Flaxman	Senior Vice President and Controller (Principal Accounting Officer)	December 20, 2005
/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	December 20, 2005
/s/ PATRICIA C. DUNN Patricia C. Dunn	Director	December 20, 2005
/s/ RICHARD A. HACKBORN Richard A. Hackborn	Director	December 20, 2005
/s/ JOHN H. HAMMERGREN John H. Hammergren	Director	December 20, 2005

/s/ GEORGE A. KEYWORTH II George A. Keyworth II	Director	December 20, 2005
/s/ TOM PERKINS Tom Perkins	Director	December 20, 2005
/s/ ROBERT L. RYAN Robert L. Ryan	Director	December 20, 2005
/s/ LUCILLE S. SALHANY Lucille S. Salhany	Director	December 20, 2005

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective November 22, 2005	8-K	001-04423	99.6	November 23, 2005
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(f)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001
4(g)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(h)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(i)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002

4(j)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
9	None
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Registrant's 1987 Director Option Plan.*	S-8	33-30769	4	August 31, 1989
10(g)	Amendment of Registrant's 1987 Director Option Plan, effective July 17, 1991.*	10-K	001-04423	10(g)	January 14, 2005
10(h)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(i)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(j)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(k)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(l)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(m)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(n)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002

10(o)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.2	November 23, 2005
10(p)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(q)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(r)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005.*	8-K	001-04423	99.1	November 23, 2005
10(s)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(t)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(u)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(v)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(w)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*‡
10(x)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(y)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(z)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(a)(a)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(b)(b)	Registrant's Service Anniversary Stock Plan, as amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003

10(c)(c)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	8-K	001-04423	99.1	April 5, 2005
10(d)(d)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-K	001-04423	10(j)(j)	January 14, 2005
10(e)(e)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-K	001-04423	10(k)(k)	January 14, 2005
10(f)(f)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(g)(g)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(h)(h)	Form of Stock Option Agreement for Registrant's 1987 Director Option Plan, as amended.*	10-K	001-04423	10(n)(n)	January 14, 2005
10(i)(i)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(j)(j)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(l)(l)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2003 Program.*	10-Q	001-04423	10(p)(p)	September 8, 2005

10(m)(m)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(n)(n)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(o)(o)	Form of Long-Term Performance Cash Award Agreement for the 2006 Program.*‡
11	Not applicable.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	Not applicable.
16	Not applicable.
18	Not applicable.
21	Subsidiaries of Registrant as of October 31, 2005.‡
22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
33-35	Not applicable.

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

QuickLinks

Hewlett-Packard Company Form 10-K For the Fiscal Year Ended October 31, 2005
PART I
  ITEM 1. Business.
  ITEM 1A. Risk Factors.
  ITEM 1B. Unresolved Staff Comments.
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
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
  Management's Report on Internal Control Over Financial Reporting
Consolidated Statements of Earnings
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
Notes to Consolidated Financial Statements
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
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Principal Accountant Fees and Services.
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules.
  Schedule II
SIGNATURES
EXHIBIT INDEX