Form 10-Q
period 2006-01-31
HEWLETT PACKARD CO
filed 2006-03-10
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2006
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The number of shares of HP common stock outstanding as of February 28, 2006 was 2,828,423,388 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of workforce restructuring programs; the outcome of pending legislation and accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports filed after this report. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2006	2005
	In millions, except per share amounts
Net revenue:
Products	$18,337	$17,041
Services	4,236	4,321
Financing income	86	92

Total net revenue	22,659	21,454

Costs and expenses:
Cost of products(1)	13,938	13,071
Cost of services(1)	3,395	3,409
Financing interest	59	57
Research and development(1)	871	878
Selling, general and administrative(1)	2,692	2,704
Amortization of purchased intangible assets	147	167
In-process research and development charges	50	—
Restructuring charges	15	3

Total operating expenses	21,167	20,289

Earnings from operations	1,492	1,165

Interest and other, net	38	25
Losses on investments	(2)	(24)
Dispute settlement	—	(116)

Earnings before taxes	1,528	1,050
Provision for taxes(2)	301	107

Net earnings	$1,227	$943

Net earnings per share:
Basic	$0.43	$0.32

Diluted	$0.42	$0.32

Cash dividends declared per share	$0.16	$0.16
Weighted average shares used to compute net earnings per share:
Basic	2,822	2,908

Diluted	2,893	2,936

(1)
Costs and expenses for the three months ended January 31, 2006 include SFAS 123R stock-based compensation expense. See Note 2 to the Consolidated Condensed Financial Statements for additional information.

(2)
Provision for taxes includes income tax benefit from stock-based compensation.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	January 31, 2006	October 31, 2005
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,934	$13,911
Short-term investments	12	18
Accounts receivable	8,679	9,903
Financing receivables	2,542	2,551
Inventory	6,731	6,877
Other current assets	9,280	10,074

Total current assets	39,178	43,334

Property, plant and equipment	6,346	6,451
Long-term financing receivables and other assets	8,316	7,502
Goodwill	16,839	16,441
Purchased intangible assets	3,734	3,589

Total assets	$74,413	$77,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,632	$1,831
Accounts payable	8,932	10,223
Employee compensation and benefits	1,923	2,343
Taxes on earnings	2,273	2,367
Deferred revenue	3,824	3,815
Accrued restructuring	989	1,119
Other accrued liabilities	10,104	9,762

Total current liabilities	30,677	31,460

Long-term debt	2,416	3,392
Other liabilities	5,514	5,289
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,825 and 2,837 shares issued and outstanding, respectively)	28	28
Additional paid-in capital	20,394	20,490
Prepaid stock repurchase	(1,722)	—
Retained earnings	17,111	16,679
Accumulated other comprehensive loss	(5)	(21)

Total stockholders' equity	35,806	37,176

Total liabilities and stockholders' equity	$74,413	$77,317

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2006	2005
	In millions
Cash flows from operating activities:
Net earnings	$1,227	$943
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	563	612
Stock-based compensation expense	144	13
Provision for bad debt and inventory	102	89
Losses on investments	2	24
In-process research and development charges	50	—
Restructuring charges	15	3
Deferred taxes on earnings	55	230
Excess tax benefit from stock-based compensation	(65)	—
Other, net	77	(2)
Changes in assets and liabilities:
Accounts and financing receivables	1,193	1,598
Inventory	89	(154)
Accounts payable	(1,291)	(1,143)
Taxes on earnings	(72)	(281)
Restructuring	(162)	(59)
Other assets and liabilities	(81)	(315)

Net cash provided by operating activities	1,846	1,558

Cash flows from investing activities:
Investment in property, plant and equipment	(427)	(575)
Proceeds from sale of property, plant and equipment	105	156
Purchases of available-for-sale securities and other investments	(13)	(1,678)
Maturities and sales of available-for-sale securities and other investments	21	1,693
Payments made in connection with business acquisitions, net	(653)	(7)

Net cash used in investing activities	(967)	(411)

Cash flows from financing activities:
(Repayment) issuance of commercial paper and notes payable, net	(68)	111
Issuance of debt	81	—
Payment of debt	(231)	(11)
Issuance of common stock under employee stock plans	647	262
Repurchase of common stock	(1,401)	(637)
Prepayment of common stock repurchases	(1,722)	—
Excess tax benefit from stock-based compensation	65	—
Dividends	(227)	(233)

Net cash used in financing activities	(2,856)	(508)

(Decrease) increase in cash and cash equivalents	(1,977)	639
Cash and cash equivalents at beginning of period	13,911	12,663

Cash and cash equivalents at end of period	$11,934	$13,302

Supplemental schedule of noncash financing activities:
Net issuances of restricted stock	$17	$84
Issuance of options assumed in business acquisitions	$7	$—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2006, and its results of operations and cash flows for the three months ended January 31, 2006 and 2005. The Consolidated Condensed Balance Sheet as of October 31, 2005 is derived from the October 31, 2005 audited financial statements. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        The results of operations for the three months ended January 31, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Stock-Based Compensation

        Effective November 1, 2005, HP adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. HP recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, HP recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. HP has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

  Recent Pronouncements

        There have been no material changes to the recent pronouncements as previously reported in HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Note 2: Stock-Based Compensation

        At January 31, 2006, HP has the following stock-based employee compensation plans as described below. The total compensation expense related to these plans was $144 million for the three months ended January 31, 2006. Prior to November 1, 2005, HP accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, HP generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

        Prior to November 1, 2005, HP provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

        Effective November 1, 2005, HP adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, November 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. HP recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. HP estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience during the preceding four fiscal years.

        As a result of adopting SFAS 123R, the impact to the Consolidated Condensed Financial Statements for the three months ended January 31, 2006 for income before income taxes and net income for the three months ended January 31, 2006 was $119 million and $85 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended January 31, 2006 was $0.03 per share. In addition, prior to the adoption of SFAS 123R, HP presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

        The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first quarter of fiscal 2005, had HP applied the fair value recognition provisions of SFAS 123, as follows:

Three months ended, January 31, 2005
In millions, except per share amounts
Net earnings, as reported	$943
Add: Stock-based compensation included in reported net earnings, net of related tax effects	11
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(151)

Pro forma net earnings	$803

Basic net earnings per share:
As reported	$0.32
Pro forma	$0.28
Diluted net earnings per share:
As reported	$0.32
Pro forma	$0.28

Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Prior to November 1, 2005, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of November 1, 2005, HP changed the ESPP such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, HP recognizes the expense based on the 15% discount at purchase. For the first quarter of fiscal 2006, ESPP compensation expense was $18 million, net of tax.

Incentive Compensation Plans

        HP stock option plans include principal plans adopted in 2004, 2000, 1995 and 1990 ("principal option plans"), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. All regular employees were eligible to receive stock options in the first quarter of fiscal 2006. Options granted under the principal option plans are generally non-qualified stock options but the principal option plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of HP's common stock on the option grant date. The contractual term of options granted since fiscal 2003 is generally eight years, while the contractual term of options granted prior to fiscal 2003 is generally ten years. Under the principal option plans, HP may choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP has not granted any discounted options since fiscal 2003.

        Under the principal option plans, HP granted certain employees cash, restricted stock awards, or both. Restricted stock awards are nonvested stock awards that may include grants of restricted stock or grants of restricted stock units. Cash and restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest one to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. HP expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

        In light of new accounting guidance under SFAS 123R, beginning in the second quarter of fiscal 2005 HP reevaluated its assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the quarter ended January 31, 2006 was based on a market-based implied volatility.

        As part of its SFAS 123R adoption, HP also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, HP identified three employee populations. HP used the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted average expected life in months of the three identified employee populations. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the three populations identified. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

        The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Stock Options(1)		ESPP
	Three months ended January 31		Three months ended January 31
	2006	2005	2005
Weighted average fair value of grants	$9.28	$5.29	$5.67
Risk-free interest rate	4.31%	3.49%	2.20%
Dividend yield	1.02%	1.6%	1.7%
Expected volatility	29%	30%	30%
Expected life in months	57	54	6

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity under the principal option plans as of January 31, 2006 and changes during the three months ended January 31, 2006 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2005	531,233	$30
Granted and assumed through acquisitions	47,781	31
Exercised	(23,652)	20
Forfeited/cancelled/expired	(11,274)	37

Outstanding at January 31, 2006	544,088	30	4.9	$3,179

Vested and expected to vest at January 31, 2006	530,960	30	4.9	$3,076

Exercisable at January 31, 2006	369,043	$33	4.6	$1,810

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between HP's closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2006. This amount changes based on the fair market value of HP's stock. Total intrinsic value of options exercised for the three months ended January 31, 2006 was $235 million. Total fair value of options vested and expensed was $67 million, net of tax, for the three months ended January 31, 2006.

        As of January 31, 2006, $909 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.82 years.

        Cash received from option exercises and purchases under the ESPP for the first three months ended January 31, 2006 was $647 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards totaled $105 million for the three months ended January 31, 2006.

        Nonvested restricted stock awards as of January 31, 2006 and changes during the three months ended January 31, 2006 were as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at October 31, 2005	8,869	$21
Granted	594	$31
Vested	(1,916)	$21
Forfeited	(871)	$21

Nonvested at January 31, 2006	6,676	$22

        As of January 31, 2006, there was $113 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.93 years.

        In the first three months of fiscal 2006 and fiscal 2005, HP recorded $16 million and $11 million, respectively, of stock-based compensation expense, net of tax, relating to options assumed through acquisitions and with discounted exercise prices. For the first three months ended January 31, 2006, stock-based compensation expense related to the ESPP and the principal option plans under SFAS 123R was allocated as follows:

Three Months Ended January 31, 2006
In millions
Cost of sales	$39
Research and development	18
Selling, general and administrative	87

Stock-based compensation expense before income taxes	144
Income tax benefit	(43)

Total stock-based compensation expense after income taxes	$101

Note 3: Net Earnings Per Share ("EPS")

        HP's basic EPS is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended January 31
	2006	2005
	In millions, except per share amounts
Numerator:
Net earnings	$1,227	$943
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	2	2

Net earnings, adjusted	$1,229	$945

Denominator:
Weighted-average shares used to compute basic EPS	2,822	2,908
Effect of dilutive securities:
Dilution from employee stock plans	64	20
Zero-coupon subordinated convertible notes	7	8

Dilutive potential common shares	71	28

Weighted-average shares used to compute diluted EPS	2,893	2,936

Net earnings per share:
Basic	$0.43	$0.32
Diluted	$0.42	$0.32

        In the first quarter of fiscal 2006 and 2005, HP excluded options to purchase approximately 223 million and 316 million shares, respectively, from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	January 31, 2006	October 31, 2005
	In millions
Accounts receivable	$8,877	$10,130
Allowance for doubtful accounts	(198)	(227)

	$8,679	$9,903

Financing receivables	$2,594	$2,608
Allowance for doubtful accounts	(52)	(57)

	$2,542	$2,551

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $1.2 billion as of January 31, 2006. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros, or approximately $638 million (the "Euro Program"). HP sold trade receivables of approximately $2.1 billion during the first three months of fiscal 2006, including approximately $1.4 billion under the Euro Program. Fees associated with these facilities generally do not differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs. As of January 31, 2006, there was approximately $532 million available under these programs, of which $386 million relates to the Euro Program.

  Inventory

	January 31, 2006	October 31, 2005
	In millions
Finished goods	$4,725	$4,940
Purchased parts and fabricated assemblies	2,006	1,937

	$6,731	$6,877

Note 5: Acquisitions

Peregrine

        On December 19, 2005, HP acquired the outstanding shares of Peregrine Systems, Inc. ("Peregrine") in a cash merger for $26.08 per share. The purchase price was approximately $588 million, consisting of $442 million of cash paid, which includes direct transaction costs, as well as certain liabilities recorded in connection with the transaction. The acquisition of Peregrine is intended to add key asset and service management components to the HP OpenView portfolio, a distributed management software suite for business operations and IT. In connection with this acquisition, HP recorded approximately $393 million of goodwill and $162 million of amortizable intangible assets. HP also expensed $34 million for in- process research and development ("IPR&D"). HP is amortizing the purchased intangibles, principally customer relationships and developed technology, on a straight-line basis over their estimated useful lives ranging from five to six years.

Other acquisitions

        HP also completed three other acquisitions during the first quarter of fiscal 2006. Total consideration for these acquisitions was approximately $267 million, which includes direct transaction costs. The largest of these transactions was the acquisition of substantially all of the assets of Scitex Vision Ltd ("Scitex"). The Scitex asset acquisition is expected to expand HP's leadership in printing into the industrial wide-format market.

        HP recorded approximately $67 million of goodwill and $130 million of purchased intangibles in connection with these other acquisitions. HP also recorded approximately $16 million of IPR&D related to these acquisitions in the first quarter of fiscal 2006.

        HP has included the results of operations of these transactions prospectively from the respective date of the transaction. HP has not presented the pro forma results of operations of the acquired businesses because the results are not material to HP's results of operations on either an individual or an aggregate basis.

        In February 2006, HP completed its acquisition of OuterBay Technologies, Inc, a private company that sells database archiving software.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of January 31, 2006 and changes in the carrying amount of goodwill for the three months ended January 31, 2006 were as follows:

	HP Services	Enterprise Storage and Servers	Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2005	$6,360	$5,077	$748	$2,335	$1,769	$152	$16,441
Goodwill acquired during the period	—	—	404	—	56	—	460
Goodwill adjustments	(26)	(17)	(2)	(11)	(5)	(1)	(62)

Balance at January 31, 2006	$6,334	$5,060	$1,150	$2,324	$1,820	$151	$16,839

        The goodwill adjustments for acquisitions made, as shown above, relate primarily to revisions of acquisition-related tax estimates and the reduction of a restructuring liability associated with fiscal 2002 and 2001 restructuring plans of Compaq Computer Corporation ("Compaq") prior to its acquisition by HP. These reductions resulted from adjusting original estimates to actual costs incurred at various locations throughout the world.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	January 31, 2006			October 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,550	$(1,049)	$1,501	$2,401	$(972)	$1,429
Developed and core technology and patents	1,889	(1,106)	783	1,750	(1,040)	710
Product trademarks	98	(70)	28	94	(66)	28

Total amortizable purchased intangible assets	4,537	(2,225)	2,312	4,245	(2,078)	2,167
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$5,959	$(2,225)	$3,734	$5,667	$(2,078)	$3,589

        Estimated future amortization expense related to finite-lived purchased intangible assets at January 31, 2006 is as follows:

Fiscal year:	In millions
2006 (remaining 9 months)	$441
2007	527
2008	462
2009	382
2010	283
Thereafter	217

Total	$2,312

Note 7: Restructuring Charges and Workforce Rebalancing

  Fiscal 2005 Restructuring Plans

        In the fourth quarter of fiscal 2005, HP's Board of Directors approved a restructuring plan recommended by its chief executive officer and senior management that was designed to simplify HP's structure, reduce costs and place greater focus on its customers. Under the plan, approximately 15,300 employees left or are expected to leave HP through the first quarter of fiscal 2007. The initial charge for these actions totaled $1.6 billion. HP expects to record an additional charge of $20 million in connection with this plan. During the three months ended January 31, 2006, HP recognized $10 million in charges relating to employee severance and other benefits charges offset by a $13 million curtailment gain from the U.S. retiree medical program.

        The fourth quarter charge includes approximately $400 million related to employee severance and other benefits associated with early retirement of 3,200 U.S. employees who left HP by October 31, 2005. The majority of these costs will be funded by HP's pension plan assets. The remaining charges of approximately $1.2 billion, which include approximately $100 million of non-cash stock compensation, are related to severance and other benefits for 11,800 employees. Pursuant to the plan, approximately 6,500 employees left HP as of January 31, 2006, and the remaining 8,500 employees, as well as an additional 300 employees, for which the accrual criteria have not been met as of January 31, 2006, are expected to leave through the first quarter of fiscal 2007. HP expects to pay out the majority of the costs relating to severance and other employee benefits during fiscal 2006.

        In the third quarter of fiscal 2005, HP's management approved a restructuring plan and HP recorded restructuring charges of $109 million related to severance and related costs associated with the termination of approximately 1,450 employees, all of whom left HP as of October 31, 2005. Of the initial restructuring amount, HP has paid substantially all of it as of January 31, 2006.

  Fiscal 2005 Workforce Rebalancing

        In addition to the restructuring activities described above, HP incurred approximately $60 million during the fiscal quarter of fiscal 2005 in workforce rebalancing charges resulting from actions taken by certain business segments for severance and related costs. Workforce rebalancing costs are included in the segment results. During the six months ended April 30, 2005, HP recorded $236 million of workforce rebalancing costs. As a result of these workforce rebalancing actions, approximately 3,000 employees left HP as of October 31, 2005. HP expects to pay out the remaining severance and other employee benefits of $18 million during fiscal 2006.

  Fiscal 2003 Restructuring Plans

        During fiscal 2003, HP's management approved and implemented plans to restructure certain of its operations with the intent of better managing HP's cost structure and aligning certain of its operations more effectively with then current business conditions. The initial charge for these actions totaled $752 million and included $639 million related to severance and other employee benefits for workforce reductions, $42 million for vacating duplicative facilities (leased or owned) and contract termination costs, and asset impairments of $71 million associated with the identification of duplicative assets and facilities (leased or owned) related to the acquisition of Compaq. In the first quarter ended January 31, 2006, HP recorded $5 million in additional restructuring charges. These charges pertained to other related restructuring adjustments to the fiscal 2003 restructuring plans.

        HP included original estimates of 9,000 employees across many regions and job classes in the fiscal 2003 workforce reduction plans. Subsequent to the initial estimate, HP reduced the number of employees to be terminated under the fiscal 2003 restructuring plans by 600 employees. As of January 31, 2006, substantially all of the 8,400 employees had been terminated, had been placed in workforce reduction programs or had retired. HP expects to pay out the majority of the remaining severance and other employee benefits of $11 million during fiscal 2006. HP anticipates the remaining costs of vacating duplicative facilities of $12 million to be substantially settled by the end of fiscal 2006.

  Fiscal 2002 and 2001 Restructuring Plans

        On May 3, 2002, HP acquired Compaq. At that time, both HP and Compaq had restructuring liabilities for 2001 restructuring plans, of which $3 million and $48 million, respectively, remained at January 31, 2006. Restructuring plans established in 2002 in connection with the Compaq acquisition resulted in additional restructuring liabilities aggregating $2.8 billion. Of this amount, HP recorded an aggregate $1.9 billion as restructuring charges during fiscal 2002, 2003 and 2004, while HP recorded $960 million as of the acquisition date as part of the Compaq purchase price allocation. At January 31, 2006, the remaining restructuring liabilities for the HP- and Compaq-related 2002 restructuring plans were $8 million and $61 million, respectively. The 2001 and 2002 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. In the first quarter ended January 31, 2006, HP recorded adjustments of $13 million additional restructuring charges. These charges pertained to other related restructuring adjustments to the fiscal 2002 and 2001 restructuring plans. In addition, an adjustment for the three months ended January 31, 2006 includes a $10 million reduction of goodwill pertaining to other related restructuring true-ups. The aggregate $120 million restructuring liability on these plans as of January 31, 2006 relates primarily to facility lease obligations. HP expects to pay out these obligations over the life of the related obligations, which extend to the end of fiscal 2010.

Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above for the three months ended January 31, 2006 was as follows:

							As of January 31, 2006
		Three months ended January 31, 2006 charges (reversals)
	Balance, October 31, 2005		Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, January 31, 2006	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2005 plans:
Employee severance and other benefits charges (by segment)
Enterprise Storage and Servers							$106	$106
HP Services							555	555
Software							39	39
Personal Systems Group							61	61
Imaging and Printing Group							175	175
HP Financial Services							31	31
Other infrastructure		$(3)					704	724

Total employee severance and other benefits	$1,044	$(3)	$—	$(144)	$20	$917	$1,671	$1,691
Fiscal 2003 plans:
Employee severance and other benefits charges (by segment and other):
Enterprise Storage and Servers							$153	$153
HP Services							349	349
Software							13	13
Personal Systems Group							42	42
Other infrastructure							79	79

Employee severance and other benefits	$14	$—	$—	$(3)	$—	$11	$636	$636
Infrastructure—asset impairments	—	—	—	—	—	—	74	74
Infrastructure—other related restructuring activities	10	5	—	(3)	—	12	74	74

Total 2003 Plan	$24	$5	$—	$(6)	$—	$23	$784	$784
Fiscal 2002 and 2001 plans	124	13	(10)	(12)	5	120	3,294	3,294

Total restructuring plans	$1,192	$15	$(10)	$(162)	$25	$1,060	$5,749	$5,769

        At January 31, 2006 and October 31, 2005, HP included the long-term portion of the restructuring liability of $71 million and $73 million, respectively, in Other Liabilities in the accompanying Consolidated Condensed Balance Sheets.

Note 8: Financing Receivables and Operating Leases

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

	January 31, 2006	October 31, 2005
	In millions
Minimum lease payments receivable	$5,114	$5,018
Allowance for doubtful accounts	(103)	(111)
Unguaranteed residual value	285	301
Unearned income	(422)	(411)

Financing receivables, net	4,874	4,797
Less current portion	(2,542)	(2,551)

Amounts due after one year, net	$2,332	$2,246

        Gross equipment leased to customers under operating leases was $2.0 billion at January 31, 2006 and $1.9 billion at October 31, 2005 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.6 billion at January 31, 2006 and at October 31, 2005.

Note 9: Guarantees

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

        The changes in HP's aggregate product warranty liability are as follows:

In millions
Product warranty liability at October 31, 2005	$2,172
Accruals for warranties issued	634
Adjustments related to pre-existing warranties (including changes in estimates)	14
Settlements made (in cash or in kind)	(598)

Product warranty liability at January 31, 2006	$2,222

  Deferred Revenue

        The components of deferred revenue are as follows:

	January 31, 2006	October 31, 2005
	In millions
Deferred support contract services revenue	$3,214	$3,188
Other deferred revenue	2,129	1,958

Total deferred revenue	5,343	5,146
Less current portion	3,824	3,815

Long-term deferred revenue	$1,519	$1,331

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

Note 10: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	January 31, 2006		October 31, 2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	In millions
Current portion of long-term debt	$2,021	5.4%	$1,182	4.8%
Commercial paper	188	3.1%	208	2.6%
Notes payable to banks, lines of credit and other	423	4.1%	441	3.9%

	$2,632		$1,831

        Notes payable to banks, lines of credit and other includes deposits associated with banking-related activities of approximately $383 million and $385 million at January 31, 2006 and October 31, 2005, respectively.

  Long-Term Debt

        Long-term debt was as follows:

	January 31, 2006	October 31, 2005
	In millions
U.S. Dollar Global Notes
$1,000 issued December 2001 at 5.75%, due December 2006	$999	$999
$1,000 issued June 2002 at 5.5%, due July 2007	998	998
$500 issued June 2002 at 6.5%, due July 2012	498	498
$500 issued March 2003 at 3.625%, due March 2008	499	498

	2,994	2,993

Euro Medium-Term Note Programme
€750 issued July 2001 at 5.25%, due July 2006	910	900

Series A Medium-Term Notes
$200 issued December 2002 at 3.375%, matured and paid December 2005	—	200
$50 issued December 2002 at 4.25%, due December 2007	50	50

	50	250

Other
$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	351	349
Other, including capital lease obligations, at 3.46%-8.63%, due 2005-2023	210	157

	561	506

Fair value adjustment related to SFAS No. 133	(78)	(75)
Less current portion	(2,021)	(1,182)

	$2,416	$3,392

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

        HP has a U.S. commercial paper program with a $6.0 billion capacity. Its subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper. Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, has a Euro Commercial Paper/Certificate of Deposit Programme with a $500 million capacity.

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

        HP also maintains lines of credit of approximately $2.4 billion from a number of financial institutions that are uncommitted and are available through various foreign subsidiaries.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of January 31, 2006, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange and has issued such notes as set forth in the table above. HP can denominate these notes in any currency, including the euro. These notes have not been and will not be registered in the United States.

        Included in Other, including capital lease obligations, is $47 million in borrowings transacted on January 13, 2006. The borrowings are collateralized by certain financing receivable assets. As of January 31, 2006, the carrying value of the assets approximated the carrying value of the borrowings.

        At January 31, 2006, HP had up to $14.7 billion of available borrowing resources under the 2002 Shelf Registration Statement, credit facility and other programs described above.

Note 11: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 19.7% and 10.2% for the three months ended January 31, 2006 and January 31, 2005, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from HP's operations in lower-tax jurisdictions throughout the world for which HP has not provided U.S. taxes because HP plans to reinvest such earnings indefinitely outside the U.S.

        For the three months ended January 31, 2005, the following items further reduced the effective tax rate for the 2005 period, including $61 million in net adjustments to previously estimated tax liabilities. An agreement with the Internal Revenue Service resulted in a $105 million adjustment primarily to reduce accruals of U.S. taxes on earnings outside the U.S. This was partly offset by $44 million in net unfavorable adjustments to other previously estimated tax liabilities, predominantly in non-U.S. jurisdictions. Also benefiting the effective tax rate for the first quarter of fiscal 2005 was the dispute settlement with Intergraph Hardware Technologies Company ("Intergraph"). HP recorded a pre-tax charge of $116 million related to this settlement. As the settlement is deductible from U.S. taxable income at the statutory rate of 35%, the effective tax rate for the first quarter of fiscal 2005 was reduced by an additional 2.4%. There were no such material one time items affecting the tax rate for the three months ended January 31, 2006.

        Deferred tax assets were as follows:

	January 31, 2006	October 31, 2005
	In millions
Deferred tax assets—short term	$3,067	$3,612
Deferred tax assets—long term	2,902	2,263

Total deferred tax assets	$5,969	$5,875

Note 12: Stockholders' Equity

  Share Repurchases

        HP's share repurchase program authorizes repurchases in the open market or in private transactions. HP paid $1,401 million and $586 million in connection with share repurchases of 48 million shares and 29 million shares, respectively, during the three months ended January 31, 2006 and 2005, respectively.

        In addition, HP entered into a prepaid variable share purchase program ("PVSPP") with a third party investment bank during the first quarter of 2006 and prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. HP recorded the payment as a prepaid stock repurchase in the stockholders' equity section of its Consolidated Condensed Balance Sheet, and the payment is included in the cash flows from financing activities in the Consolidated Condensed Statement of Cash Flows. In connection with this program, the investment bank has purchased and they will continue to trade shares of HP's common stock in the open market over time. The prepaid funds will be expended ratably over the term of the program.

        Under the PVSPP, the prices at which HP will purchase the shares are subject to a minimum and maximum price determined in advance of any repurchases being completed under the program, thereby effectively hedging HP's repurchase price. The minimum number and maximum number of shares HP could receive under the program are 52 million and 70 million shares, respectively. The exact number of shares that will be repurchased will be based upon the volume weighted average market price of HP's shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP is permitted to repurchase. HP will decrease its shares outstanding each settlement period as shares are physically received. HP will retire all shares repurchased under the PVSPP, and HP will no longer deem those shares outstanding.

        As of January 31, 2006, HP had authorization for remaining future repurchases of approximately $258 million. On February 14, 2006, HP's Board of Directors authorized an additional $4.0 billion for future repurchases of HP's outstanding shares of common stock.

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended January 31
	2006	2005
	In millions
Net earnings	$1,227	$943
Change in net unrealized gains on available-for-sale securities	8	17
Change in net unrealized (losses) gains on cash flow hedges	(26)	63
Change in cumulative translation adjustment	34	—

Comprehensive income	$1,243	$1,023

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	January 31, 2006	October 31, 2005
	In millions
Net unrealized gains on available-for-sale securities	$30	$22
Net unrealized losses on cash flow hedges	(72)	(46)
Cumulative translation adjustment	47	13
Additional minimum pension liability	(10)	(10)

Accumulated other comprehensive loss	$(5)	$(21)

Note 13: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	In millions
Service cost	$60	$86	$72	$60	$9	$19
Interest cost	70	69	79	78	20	26
Expected return on plan assets	(93)	(71)	(120)	(106)	(8)	(7)
Amortization and deferrals:
Actuarial loss	—	11	33	27	11	8
Prior service cost (benefit)	—	1	(1)	—	(15)	(2)

Net periodic benefit cost	37	96	63	59	17	44
Curtailment gain	—	—	—	—	(13)	—

Net benefit cost	$37	$96	$63	$59	$4	$44

  Plan Design Changes

        In conjunction with management's plan to restructure certain of its operations, as discussed in Note 7 to the Consolidated Condensed Financial Statements, HP modified its U.S. retirement programs to more closely align to industry practice. Effective November 30, 2005, HP merged the Hewlett-Packard Company Cash Account Pension Plan into the HP Retirement Plan. HP treats the merged plan as one plan for certain legal and financial purposes, including funding requirements. The merger has no impact on the separate benefit structures of the plans. Effective January 1, 2006, HP no longer offers U.S. defined benefit pension plans and subsidized retiree medical programs to new U.S. hires. In addition, HP ceased pension accruals and eliminated eligibility for the subsidized retiree medical program for current employees who did not meet defined criteria based on age and years of service (calculated as of December 31, 2005). Additionally, the HP subsidy for the retiree medical program will be capped upon reaching two times the 2003 subsidy levels.

        In the first quarter of fiscal 2006, HP recognized a curtailment gain of $13 million for the HP subsidized U.S. retiree medical program. This gain reflects the reduction in the eligible plan population stemming from the U.S. Enhanced Early Retirement program and the restructuring plans implemented in fiscal 2005. HP recorded such gain as a reduction of restructuring charges in the first quarter of fiscal 2006. As subsequent headcount reductions take place under the restructuring program, HP expects additional curtailment accounting to occur for U.S. pension and post-retirement plans during the remainder of fiscal 2006.

        Effective January 1, 2006, HP increased its matching 401(k) contribution to 6% from 4% of eligible salary for those employees who had their pension and retiree medical-program benefits frozen and for all new employees.

  Employer Contributions

        HP previously disclosed in its Consolidated Financial Statements for the year ended October 31, 2005 that it expected to contribute approximately $245 million to its pension plans, approximately $40 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims for HP's post-retirement benefit programs. As of January 31, 2006, HP has made approximately $144 million and $26 million of contributions to non-U.S. pension plans and U.S. non-qualified plan participants, respectively, and paid $15 million to cover benefit claims for post-retirement benefit plans. HP presently anticipates making additional contributions of between $125 million and $150 million to its pension plans and expects to pay $65 million to cover benefit claims for post-retirement plans during the remainder of fiscal 2006.

Note 14: Litigation and Contingencies

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. Following unsuccessful arbitration, VG Wort filed a lawsuit against HP in May 2004 in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed plus interest on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit) plus interest on MFDs sold in Germany up to December 2001. HP has appealed the Stuttgart Court of Appeals' decision to the Bundesgerichtshof (the German Federal Supreme Court). On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold in Germany between 1997 and 2001, as well as for products sold from 2002 onwards.

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Higher Regional Court of Baden Wuerttemberg. On May 11, 2005, the Higher Regional Court issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Supreme Court in Karlsruhe.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany. On December 23, 2004, the Munich State Court held that PCs are subject to a levy and that FSC must pay 12 euros plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Higher Regional Court of Bavaria. On December 15, 2005, the Higher Regional Court affirmed the Munich State Court decision. FSC has the right to further appeal the decision to the German Supreme Court.

        On December 29, 2005, ZPU, a joint association of various German collection societies, instituted non-binding arbitration proceedings against HP before the arbitration board of the Patent and Trademark Office demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of 18.42 euros plus tax for each PC sold during that period. HP has filed a notice of defense in connection with these proceedings.

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

        Alvis v. HP is a nationwide defective product consumer class action filed in the District Court of Jefferson County, Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in the District Court of Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002, and the Texas Supreme Court reversed the certification and remanded to the trial court in May 2004. On March 29, 2005, the Alvis court certified a Texas-wide class action for injunctive relief only, which HP appealed on April 15, 2005. On June 4, 2003, each of Barrett v. HP and Grider v. Compaq was filed in the District Court of Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On December 22, 2003, the court entered an order staying the Barrett case until the conclusion of Alvis. On September 23, 2005, the court granted the Grider plaintiffs' motion to certify a nationwide class action, which HP has appealed to the Oklahoma Court of Civil Appeals. On November 5, 2004, Scott v. HP and, on January 27, 2005, Jurado v. HP were filed in state court in San Joaquin County, California, with factual allegations similar to those in LaPray and Alvis, seeking a California-only class certification, injunctive relief, unspecified damages (including punitive damages), restitution, costs, and attorneys' fees. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made, or caused to be made, false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to extend the statute of limitations on its investigation until June 6, 2006. HP is cooperating fully with this investigation.

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

        Feder v. HP (formerly Tyler v. HP) is a lawsuit filed in the United States District Court for the Northern District of California on June 16, 2005 asserting breach of express and implied warranty, unjust enrichment, violation of the Consumers Legal Remedies Act and deceptive advertising and unfair business practices in violation of California's Unfair Competition Law. Among other things, plaintiffs alleged that HP employed a "smart chip" in certain inkjet printing products in order to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the smart chip limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On September 6, 2005, a lawsuit captioned Ciolino v. HP was filed in the United States District Court for the Northern District of California. The allegations in the Ciolino case are substantively identical to those in Feder, and the two cases have been formally consolidated in a single proceeding in the District Court for the Northern District of California under the caption In Re: HP Inkjet Printer Litigation. The plaintiffs seek class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. Three related lawsuits filed in California state court, Tyler v. HP (filed in Santa Clara County on February 17, 2005), Obi v. HP (filed in Los Angeles County on February 17, 2005), and Weingart v. HP (filed in Los Angeles County on March 18, 2005), have been dismissed without prejudice by the plaintiffs. In addition, two related lawsuits filed in federal court, namely Grabell v. HP (filed in the District of New Jersey on March 18, 2005) and Just v. HP (filed in the Eastern District of New York on April 20, 2005), have been dismissed without prejudice by the plaintiffs. Substantially similar allegations have been made in a Canadian class action commenced in the Supreme Court of British Columbia on February 8, 2006 against HP and its subsidiary, Hewlett-Packard (Canada) Co., seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. The complaint seeks declaratory and injunctive relief and unspecified damages. On March 26, 2004, the court issued a ruling interpreting the disputed claim terms in the patent at issue. Trial is expected to commence in mid- to late 2007. The patent at issue in this litigation, United States Patent No. 4,807,115, expired on February 21, 2006. Therefore, the plaintiffs are no longer entitled to seek injunctive relief against HP.

        HP, Gateway, Inc. and certain of their affiliated entities are involved in various patent infringement and related lawsuits in California and Texas and in proceedings before the United States International Trade Commission, as described below.

        Hewlett-Packard Development Company, LP v. Gateway, Inc. is a lawsuit filed on March 24, 2004 by HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), against Gateway, Inc. ("Gateway") in the United States District Court for the Southern District of California, alleging infringement of patents relating to various notebook, desktop and enterprise computer technologies and seeking an injunction, unspecified monetary damages, interest and attorneys' fees. On May 10, 2004, Gateway filed an answer and a counterclaim, alleging infringement of various patents relating to computerized television, wireless, computer monitoring and computer expansion card technologies and seeking an injunction, unspecified monetary damages, interest and attorneys' fees. This case involves a total of nineteen patents (fourteen HP patents and five Gateway patents). On January 12, 2006, the court indicated that the nineteen patents will be tried in six different trials over the next year and a half. The first trial on two HP patents and one Gateway patent is scheduled for August 28, 2006. The second trial on two HP patents and two Gateway patents is scheduled for October 16, 2006. The remaining four trials are scheduled to be held in alternating months thereafter beginning in February 2007. On February 27, 2006, the parties filed a stipulation and proposed order to extend or continue various deadlines in the case in light of the fact that the parties had entered into a binding term sheet (discussed below) to resolve all patent litigation between them, including this lawsuit.

        On May 6, 2004, HP and HPDC filed a complaint with the United States International Trade Commission ("ITC") alleging that Gateway infringes various computer technology patents and seeking an injunction. Following trial in March 2005, the Administrative Law Judge issued an initial determination that Gateway violated Section 337 of the Tariff Act of 1930, as amended, by importing certain personal computers found to infringe two HPDC patents related to parallel ports and issued a limited exclusion order barring the importation of Gateway's accused products. The court also held that the other two HPDC patents at issue were invalid, not infringed or both. On December 8, 2005, the ITC issued a notice of decision to vacate portions of the initial determination, including the literal infringement finding with respect to the parallel port patents and the related exclusion order. The ITC also remanded the investigation to the Administrative Law Judge for, among other things, a determination of whether certain claims of the parallel port patents are infringed under the doctrine of equivalents. The Administrative Law Judge will set a new date to conclude the investigation, which is to be completed by May 31, 2006. By letter dated February 24, 2006, the parties informed the Administrative Law Judge that the parties had entered into a binding term sheet (discussed below) to resolve all patent litigation between them, including this investigation. The parties requested that no further orders or actions be taken in this investigation.

        On October 21, 2004, HPDC filed suit in the United States District Court for the Western District of Wisconsin against eMachines, a wholly-owned subsidiary of Gateway, alleging infringement of various HPDC patents relating to personal and desktop computers. On February 17, 2005, the action was transferred to the Southern District of Texas (Houston division). HPDC seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On September 7, 2005, the court stayed the action as to two of the three patents remaining in the suit because of related proceedings in the International Trade Commission. On February 28, 2006, the parties filed a joint motion to stay the lawsuit for a period of two weeks, informing the court that the parties had entered into a binding term sheet (discussed below) to resolve all patent litigation between them, including this lawsuit.

        On June 6, 2005, HP and HPDC filed suit in the Superior Court of California for the County of Santa Clara against eMachines. The complaint alleges that eMachines failed to observe its contractual obligation to permit an audit of eMachines' compliance with the terms of its royalty-bearing license to HP and HPDC. HP and HPDC seek specific performance, specified costs and attorneys' fees.

        On July 6, 2005, HPDC filed a complaint with the ITC that alleges infringement by both Gateway and eMachines of five computer technology patents, seeking to enjoin Gateway and eMachines from importing certain personal computers found to infringe the HPDC patents. Trial is scheduled for no later than May 1, 2006. By letter dated February 24, 2006, the parties informed the Administrative Law Judge that the parties had entered into a binding term sheet (discussed below) to resolve all patent litigation between them, including this investigation. The parties requested that no further orders or actions be taken in this investigation.

        On July 2, 2004, Gateway filed a complaint with the ITC alleging HP's infringement of various patents relating to audio control, imaging and computerized television technologies, of which only the patent relating to computerized television technologies remains in suit. Gateway seeks an injunction against HP's importation of its media center PCs and digital entertainment centers, among other similar multimedia products. The trial was held in May 2005. In October 2005, the Administrative Law Judge ruled that the Gateway patent asserted is unenforceable and that each asserted claim is invalid. On October 17, 2005, Gateway filed a petition for review before the ITC and HP filed a conditional petition for review if the ITC decides to review the initial determination. The investigation was to be completed by February 27, 2006. On February 24, 2006, the parties filed a joint motion to extend the target date of the investigation to March 29, 2006, informing the ITC that the parties had entered into a binding term sheet (discussed below) to resolve all patent litigation between them, including this investigation. On February 27, 2006, the ITC issued a notice extending the target date to March 29, 2006.

        Also on July 2, 2004, Amiga Development LLC, renamed AD Technologies ("AD"), an entity affiliated with Gateway, filed a lawsuit against HP in the United States District Court for the Eastern District of Texas, alleging infringement of patents relating to computer monitoring, imaging and decoder technologies. In October 2005, the United States Patent and Trademark Office granted HP's request to reexamine one of the patents in suit, and HP has filed a motion to stay the action in light of this reexamination. AD Technologies seeks an injunction, unspecified monetary damages, interest and attorneys' fees. HP and HPDC answered and counterclaimed, alleging infringement by Amiga and Gateway of HPDC patents related to personal computer technology. In July 2005, AD withdrew one of the three patents in suit. On January 19, 2006, the parties jointly moved to dismiss the second of the three patents initially asserted by AD. The trial is scheduled for April 3, 2006. On February 28, 2006, the parties filed a joint motion to stay the lawsuit for a period of two weeks, informing the court that the parties had entered into a binding term sheet (discussed below) to resolve all patent litigation between them, including this lawsuit.

        On August 18, 2004, Gateway filed a declaratory relief action against HPDC in the United States District Court for the Southern District of California seeking a declaration of non-infringement and invalidity of HPDC patents relating to personal computer technology. HPDC answered and counterclaimed and alleged infringement of the same patents, and the claims were consolidated into the litigation pending in the Southern District of California commenced in March 2004. HP seeks an injunction, unspecified monetary damages, interest and attorneys' fees. On February 27, 2006, the parties filed a stipulation and proposed order to extend or continue various deadlines in the case in light of the fact that the parties had entered into a binding term sheet (discussed below) to resolve all patent litigation between them, including this lawsuit.

        On February 22, 2005, eMachines filed a declaratory judgment action against HPDC in the Southern District of Texas on the patents relating to personal and desktop computers at issue in HPDC's suit against eMachines; eMachines subsequently dismissed this action.

        On March 1, 2006, HP announced that it had entered into a binding term sheet with Gateway, eMachines and AD to settle all of the pending actions described above. Under the binding term sheet, Gateway will pay HP $47 million, $25 million to be paid within seven business days following the execution of a definitive settlement agreement, and $22 million to be paid not later than one year after that date. The parties also will enter into a limited patent cross-license agreement. The parties are presently negotiating a definitive settlement agreement and a definitive cross-license agreement.

        Compression Labs, Inc. v. HP et al. is a lawsuit filed by Compression Labs, Inc., a subsidiary of Forgent Networks ("CLI"), on April 22, 2004 against HP and 27 other companies in United States District Court for the Eastern District of Texas. The complaint accuses HP of patent infringement with respect to HP's products that implement JPEG compression. JPEG is a standard for data compression used in HP's computers, scanners, digital cameras, PDAs, printers, plotters and software. CLI seeks unspecified damages, interest, costs and attorneys' fees. The Judicial Panel on Multidistrict Litigation transferred this lawsuit to the Northern District of California for coordinated or consolidated pretrial proceedings. Separately, HP has alerted government regulators of CLI's participation in the JPEG standardization process and current licensing activities.

        Miller, et al. v. Hewlett-Packard Company is a lawsuit filed on March 21, 2005 in the United States District Court for the District of Idaho on behalf of a putative class of persons who were employed by third-party temporary service agencies and who performed work at HP facilities in the United States. Plaintiffs claim that they were incorrectly classified as contractors or contingent workers and, as a result, were wrongfully denied employee benefits covered by the Employment Retirement Income Security Act of 1974 ("ERISA") and benefits not covered by ERISA. Plaintiffs claim they were denied participation in HP's Share Ownership Plan, service award program, adoption assistance program, credit union, dependent care reimbursement program, educational assistance program, time off programs, flexible work arrangements, and the 401(k) plan. On May 22, 2005, plaintiffs filed their first amended complaint, which added a Worker Adjustment and Retraining Notification Act ("WARN") claim and defined the class to include those persons who have been, or now are, hired by HP through agencies to work at HP facilities in the United States from March 21, 2000 through the present who have been deprived of the full benefit of employee status by being misclassified as contractors, contingent workers or temporary workers or were otherwise misclassed. Plaintiffs seek declaratory relief, an injunction, retroactive and prospective benefits and compensation, unspecified damages and enhanced damages, interest, costs and attorneys' fees.

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, profited from, and otherwise aided and abetted the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Victims Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. On November 29, 2004, the court dismissed with prejudice the plaintiffs' complaint. In May 2005, the plaintiffs filed an amended notice of appeal in the United States Court of Appeals for the Second Circuit. On January 24, 2006, the Second Circuit Court of Appeals heard oral argument on the plaintiffs' appeal but has not yet issued a decision.

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

Environmental

        HP is party to, or otherwise involved in, proceedings brought by United States or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund", or state laws similar to CERCLA. HP is also conducting environmental investigations or remediations at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments.

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

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe was adequate as of January 31, 2006. These accruals were not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Note 15: Segment Information

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

        HP and its operations are organized into seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the Consolidated Condensed Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). In order to provide a supplementary view of HP's business, aggregated financial data for TSG is presented herein.

        HP has reclassified segment operating results for the first quarter of fiscal 2005 to conform to certain minor fiscal 2006 organizational realignments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

        Technology Solutions Group.    Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows®(1), Linux and Novell operating systems, and HP's BladeSystem family of blade servers. Business critical servers include Itanium®(2)-based Integrity servers running on HP-UX, Windows®, Linux and Open VMS operating systems, Reduced Instruction Set Computing ("RISC")-based servers running the HP-UX operating system and HP AlphaServer product line running on both Tru64 UNIX®(3) and Open VMS. Additionally, HP offers its Itanium®-based Integrity NonStop and MIPs based Nonstop fault-tolerant server products for business critical solutions. HP's StorageWorks offerings include entry level, mid-range and enterprise arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software, as well as tape drives, tape libraries and optical archival storage.

(1)
Windows® is a registered trademark of Microsoft Corporation.
(2)
Itanium® is a registered trademark of Intel Corporation.
(3)
UNIX® is a registered trademark of The Open Group.

•
HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration and managed services. HPS also offers a variety of services tailored to particular industries such as manufacturing, network service providers, financial services, and the public sector, including government and education services. HPS collaborates with the Enterprise Server, Storage, and Software groups, as well as with third party system integrators and software and networking companies to bring solutions to HP customers. Technology Services provides a range of services, including standalone product support, high availability services for complex, global, networked, and multi-vendor environments and business continuity and recovery services. Technology Services also manages the delivery of product warranty support through its own service organization, as well as through authorized resellers. Consulting and Integration services help customers measure, assess and maintain the link between business and IT; design and integrate the customers' environments into a more adaptive infrastructure; and align, extend and manage applications and business processes. Consulting and Integration provides cross-industry solutions in areas such as supply chain, business portals, messaging and security. Managed Services offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services, and business process outsourcing.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops and notebooks as well as HP Compaq Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs. Workstations are individual computing products designed for users demanding enhanced performance programs, such as computer animation, engineering design and other programs requiring high resolution graphics. Workstations are provided for UNIX®, Windows® and Linux-based systems. Handheld computing devices include a series of iPAQ Pocket PC products ranging from entry-level devices primarily used as organizers to advanced devices with biometric security and wireless capability, that run on Windows® Mobile software. Digital entertainment products include plasma and LCD flat panel televisions, the HP Digital Entertainment Center, DVD and RW drives, and DVD writers.

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

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, stock-based compensation expense related to employee stock options and stock purchase rights, certain acquisition-related charges and charges for purchased in-process research and development, as well as certain corporate governance costs.

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions. Workforce rebalancing charges, which include involuntary workforce reductions and voluntary severance incentives, recorded in the three months ended January 31, 2005 have been included in business segment results.

        Selected operating results information for each business segment was as follows:

	Three months ended January 31
	Total Net Revenue		Earnings (Loss) from Operations
	2006	2005	2006	2005
	In millions
Enterprise Storage and Servers	$4,240	$4,051	$326	$69
HP Services	3,757	3,815	293	281
Software	304	236	9	(38)

Technology Solutions Group	8,301	8,102	628	312

Personal Systems Group	7,449	6,873	293	147
Imaging and Printing Group	6,545	6,067	973	932
HP Financial Services	496	555	38	45
Corporate Investments	129	115	(33)	(51)

Segment total	$22,920	$21,712	$1,899	$1,385

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended January 31
	2006	2005
	In millions
Net revenue:
Segment total	$22,920	$21,712
Eliminations of intersegment net revenue and other	(261)	(258)

Total HP consolidated net revenue	$22,659	$21,454

Earnings before taxes:
Total segment earnings from operations	$1,899	$1,385
Corporate and unallocated costs and eliminations, excluding stock-based compensation expense	(72)	(50)
Unallocated costs related to stock-based compensation expense	(123)	—
Restructuring charges	(15)	(3)
In-process research and development charges	(50)	—
Amortization of purchased intangible assets	(147)	(167)
Interest and other, net	38	25
Losses on investments	(2)	(24)
Dispute settlement	—	(116)

Total HP consolidated earnings before taxes	$1,528	$1,050

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. As a result of the Peregrine acquisition, the total assets of Software increased by approximately

37.9% to $1,941 million as of January 31, 2006 from $1,408 million as of October 31, 2005 due primarily to the goodwill and purchased intangible assets acquired. There have been no material changes in the total assets of TSG and the other segments.

  Net revenue by segment and business unit

	Three months ended January 31
	2006	2005
	In millions
Net revenue:
Industry standard servers	$2,482	$2,332
Business critical systems	906	899
Storage	852	820

Enterprise Storage and Servers	4,240	4,051

Technology services	2,346	2,389
Managed services	746	754
Consulting and integration	665	672

HP Services	3,757	3,815

OpenView	205	153
OpenCall & other	99	83

Software	304	236

Technology Solutions Group	8,301	8,102

Desktops	3,854	3,818
Notebooks	2,954	2,338
Workstations	329	269
Handhelds	216	290
Other	96	158

Personal Systems Group	7,449	6,873

Commercial hardware	1,655	1,566
Consumer hardware	1,223	1,205
Supplies	3,652	3,281
Other	15	15

Imaging and Printing Group	6,545	6,067

HP Financial Services	496	555
Corporate Investments	129	115

Total segments	22,920	21,712

Eliminations of intersegment net revenue and other	(261)	(258)

Total HP consolidated	$22,659	$21,454

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

        As part of this effort, we continually evaluate our workforce and make adjustments we deem appropriate. In the fourth quarter of fiscal 2005, our Board of Directors approved a restructuring plan recommended by our CEO and senior management. Under this restructuring plan, we expect to terminate approximately 15,300 employees through workforce restructurings or early retirement programs through the first quarter of fiscal 2007. Approximately 6,500 of these employees exited HP as of January 31, 2006. We expect approximately half of the cost savings from these actions to be reinvested in our businesses or used to offset market forces. When we make adjustments to our workforce, we may incur incremental expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift to global delivery is crucial to maintaining a long-term competitive cost structure. For more information on our restructuring plan, see Note 7 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

        In terms of how our execution has translated into financial performance, the following provides our overview of key first quarter of fiscal 2006 financial metrics:

		TSG
	HP Consolidated
		ESS	HPS	Software	Total	PSG	IPG	HPFS
	in millions, except per share amounts
Net revenue	$22,659	$4,240	$3,757	$304	$8,301	$7,449	$6,545	$496
Year-over-year net revenue % increase (decrease)	6%	5%	(2)%	29%	2%	8%	8%	(11)%
Earnings from operations	$1,492	$326	$293	$9	$628	$293	$973	$38
Earnings from operations as a % of net revenue	7%	8%	8%	3%	8%	4%	15%	8%
Net earnings	$1,227
Net earnings per share
Basic	$0.43
Diluted	$0.42

        Cash and cash equivalents at January 31, 2006 totaled $11.9 billion, a decrease of $2.0 billion from the October 31, 2005 balance of $13.9 billion. The decrease was due primarily to a $1.7 billion prepayment for common stock to be repurchased in the future, $1.4 billion paid to repurchase our common stock, net cash paid for business acquisitions, and investments in property, plant and equipment. The decrease was partially offset by $1.8 billion of net cash provided by operating activities and the proceeds received from shares issued in connection with employee stock plans.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), there have been no significant changes during the three months ended January 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Stock-Based Compensation Expense

        Effective November 1, 2005, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods' results. Under this method we recognize compensation expense for all share-based payments granted after November 1, 2005 and prior to but not yet vested as of November 1, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the quarter ended January 31, 2006 was based on a market-based implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

        There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2006		2005
	In millions
Net revenue	$22,659	100.0%	$21,454	100.0%
Cost of sales(1)	17,392	76.8%	16,537	77.1%

Gross margin	5,267	23.2%	4,917	22.9%
Research and development	871	3.8%	878	4.1%
Selling, general and administrative	2,692	11.9%	2,704	12.6%
Amortization of purchased intangible assets	147	0.6%	167	0.8%
In-process research and development charges	50	0.2%	—	—
Restructuring charges	15	0.1%	3	—

Earnings from operations	1,492	6.6%	1,165	5.4%
Interest and other, net	38	0.1%	25	0.1%
Losses on investments	(2)	(0.0)%	(24)	(0.1)%
Dispute settlement	—	—	(116)	(0.5)%

Earnings before taxes	1,528	6.7%	1,050	4.9%
Provision for taxes	301	1.3%	107	0.5%

Net earnings	$1,227	5.4%	$943	4.4%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of weighted average net revenue growth were as follows:

Three months ended January 31, 2006
Percentage Points
Personal Systems Group	2.7
Imaging and Printing Group	2.2
Enterprise Storage and Servers	0.9
Software	0.3
Corporate Investments/Other	0.1
HP Services	(0.3)
HP Financial Services	(0.3)

Total HP	5.6

        For the three months ended January 31, 2006, net revenue increased 6% from the prior-year comparable period (8% on a constant currency basis). The unfavorable currency impact was due primarily to the strengthening of the dollar against the euro. U.S. net revenue increased 7% to $7.9 billion, while international net revenue increased 5% to $14.7 billion. In PSG, net revenue increased across all regions as a result of an overall volume increase of 16% with strong growth in consumer and commercial clients. The volume increases were partially offset by a decline of 5% in average selling prices ("ASPs"). The net revenue growth in IPG was due mainly to increased shipment volumes of printer supplies resulting from continued expansion of the printer hardware installed base. IPG also had net revenue growth in commercial and consumer hardware due to unit volume growth in color laser printers, multifunction printers and all-in-one devices. ESS net revenue growth was the result primarily of strong unit growth in our industry standard servers business ("ISS"), increased option attach rates in our ProLiant server line and continued strong performance in mid-range EVA products within our Storage business. The ESS growth was moderated by declines in our tape and supplies business and PA RISC and Alpha Server product lines. The net revenue growth in Software was due primarily to growth in OpenView business as a result of Peregrine acquisition and an increase in support and service contracts. The declines in HPS and HPFS business segments moderated overall HP growth. HPS net revenue decreased due primarily to declines in the technology services business unit resulting from unfavorable currency impacts, lower foundation services caused by higher market growth of industry standard hardware and software platforms and the competitive services environment. The HPFS net revenue decline was the result primarily of lower used equipment sales, unfavorable currency impacts and lower end of lease revenue.

Stock-Based Compensation Expense

        Effective November 1, 2005, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations for the first quarter of fiscal 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the first quarter of fiscal 2006, we recorded $144 million in pre-tax stock-based compensation expense, of which $39 million is included in cost of sales, $18 million is included in research and development expense and $87 million is included in sales, general and administrative expense. Total stock-based compensation expense, net of tax, for the three months ended January 31, 2006 was $101 million. Also, the stock-based compensation expense related to employee stock options and the employee stock purchase plan is held at the corporate level and therefore does not have an impact on segment results. See Note 2 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Gross Margin

        The weighted average components of the change in gross margin as a percentage of net revenue were as follows:

Three months ended January 31, 2006
Percentage Points
Enterprise Storage and Servers	0.6
Personal Systems Group	0.3
Software	0.2
HP Financial Services	0.0
HP Services	(0.1)
Corporate Investments & Other	(0.2)
Imaging and Printing Group	(0.5)

Total HP	0.3

        For the three months ended January 31, 2006, as compared to the same period in the prior year, the gross margin improvement in ESS was attributable mainly to favorable unit mix, improved discount management and effective cost control measures. The gross margin improvement in PSG resulted from supply chain efficiencies, lower warranty expense as a percentage of net revenue, component cost declines and increased option attach rates. Software gross margin improvement was due to effective cost management combined with higher volume sales of OpenView licenses. HPFS did not have any impact on overall gross margin improvement. HPS gross margin was impacted unfavorably by competitive pricing pressures, portfolio mix shifts from higher margin proprietary support to lower margin multi-vendor integrated support within technology services. The decline in IPG gross margin was attributable mainly to a continued mix shift towards lower-priced products within consumer hardware.

Operating Expenses

  Research and Development

        Total research and development expense for the three months ended January 31, 2006 remained relatively flat compared to the prior year period. Cost savings from workforce reductions and tight expense controls were partially offset by higher bonus accruals and stock-based compensation expense. In addition, the prior year period included charges related to workforce rebalancing actions.

  Selling, General and Administrative

        Selling, general and administrative expense declined as a percentage of net revenue in the first quarter of fiscal 2006 from the prior-year comparable period, due primarily to the increase in net revenue. Total expense decreased slightly as savings from workforce reductions and expense controls and favorable currency impacts associated with the strengthening of the dollar against the euro and the yen were partially offset by higher bonus accruals and stock-based compensation expense. Each of our major segments experienced a decline in expenses compared to the prior year period.

  Amortization of Purchased Intangible Assets

        The decrease in amortization expense for the three months ended January 31, 2006 as compared to the same period in the prior year was due primarily to a decrease in amortization expense related to certain intangible assets associated with the Compaq Computer Corporation ("Compaq") acquisition that had reached the end of their amortization period. The decrease was partially offset by an increase in amortization expense related to our acquisition of substantially all of the assets of Scitex Vision Ltd. ("Scitex") and our acquisition of Peregrine Systems Inc., ("Peregrine") in the first quarter of fiscal 2006 and our acquisition of SAC, LLC ("Snapfish") in April 2005.

  Restructuring Charges

        The restructuring charges for the three months ended January 31, 2006 were due primarily to charges of $18 million related to true-ups of the facility accrual for the fiscal 2001 and 2003 programs, offset by a net reduction of $3 million related to the fiscal 2005 program. The credit resulted mainly from the curtailment gain on the U.S. post-retiree medical program. For more information, see Note 7 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  Workforce Rebalancing

        As part of our ongoing cost structure evaluation, our various business segments routinely review the size of their workforces and make adjustments they deem appropriate. As part of this effort in the first quarter of fiscal 2005, we reduced headcount by approximately 900 employees in certain business segments and recorded approximately $60 million in workforce rebalancing charges for employee severance and related costs. Workforce rebalancing charges are included in the business segment results.

In-Process Research and Development Charges

        In the first quarter of fiscal 2006, we recorded $50 million of in-process research & development ("IPR&D") charges in connection with the acquisitions completed during the period.

Interest and Other, Net

        Interest and other, net increased by $13 million in the three months ended January 31, 2006 compared to the corresponding period in fiscal 2005, resulting primarily from higher short-term U.S. interest rates, which increased the interest income from our cash balances and reduced the cost associated with foreign exchange hedges. These increases were moderated by higher net foreign currency losses related to balance sheet remeasurement and net loss on our non-operational property sales. Interest expense remained relatively flat due to lower debt balances in the three months ended January 31, 2006 compared to prior year period.

Losses on Investments

        The net loss on investments for the three months ended January 31, 2006 and January 31, 2005 resulted primarily from impairment charges on our equity investments portfolio.

Dispute Settlement

        In the first quarter of fiscal 2005, we reached a legal settlement of $141 million in our patent infringement case with Intergraph Hardware Technologies Company ("Intergraph"). We recorded a charge of $116 million related to the cross-license agreement for products shipped in prior years.

Provision for Taxes

        Our effective tax rate was 19.7% and 10.2% for the three months ended January 31, 2006 and January 31, 2005, respectively. Our effective tax rate differs generally from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from operations in lower-tax jurisdictions throughout the world for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the U.S.

        For the three months ended January 31, 2005, the following items further reduced our effective tax rate for the 2005 period, including $61 million in net adjustments to previously estimated tax liabilities. An agreement with the Internal Revenue Service resulted in a $105 million adjustment primarily to reduce accruals of U.S. taxes on earnings outside the U.S. This was partly offset by $44 million in net unfavorable adjustments to other previously estimated tax liabilities, predominantly in non-U.S. jurisdictions. Also benefiting the effective tax rate for the first quarter of fiscal 2005 was the dispute settlement with Intergraph. We recorded a pre-tax charge of $116 million related to this settlement. As the settlement is deductible from U.S. taxable income at the statutory rate of 35%, the effective tax rate for the first quarter of fiscal 2005 was reduced by an additional 2.4%. There were no such material one time items affecting the tax rate for the three months ended January 31, 2006.

Segment Information

        A description of the products and services for each segment can be found in Note 15 to the Consolidated Condensed Financial Statements. We have presented the business segments in this Form 10-Q based on our management organizational structure as of January 31, 2006 and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

        ESS, HPS and Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended January 31
	2006	2005	% Increase
	In millions
Net revenue	$4,240	$4,051	4.7%
Earnings from operations	$326	$69	372.5%
Earnings from operations as a % of net revenue	7.7%	1.7%

        The components of weighted average net revenue growth by business unit were as follows:

Three months ended January 31, 2006
Percentage Points
Industry standard servers	3.7
Storage	0.8
Business critical systems	0.2

Total ESS	4.7

        On a constant currency basis, ESS net revenue increased 8% in the first quarter of fiscal 2006 compared to the same period in fiscal 2005. The unfavorable currency impact was due primarily to the strengthening of the dollar against the euro. The ISS net revenue growth was driven by strong unit growth and increased option attach rates in the ProLiant server line and, to a lesser extent, from a favorable unit mix, all of which resulted in ISS growth of 6% compared to the same period in fiscal 2005. Storage net revenue increased 4% in the first quarter of fiscal year 2006, with continued strong performance in mid-range EVA products within the storage area networks ("SANs") offerings while the tape and supplies businesses moderated the overall Storage growth. Business critical systems net revenue increased 1% in the first quarter of fiscal 2006. Integrity servers posted strong net revenue growth, reaching 29.6% of the business critical systems revenue mix for the first quarter of fiscal 2006, up from 15.4% in the prior year period. Growth in Integrity servers was offset by a decline in the PA RISC product line and the planned decline in the Alpha Server product line. In the first quarter of fiscal 2006, NonStop server net revenue increased 4% compared to the same period in fiscal 2005.

        ESS earnings from operations as a percentage of net revenue in the first quarter of fiscal 2006 increased by 6.0 percentage points, reflecting a 3.5 percentage point increase in gross margin combined with a 2.5 percentage point decline in operating expenses. The improvement in gross margin was due primarily to a favorable unit mix, improved discount management, and effective cost control measures. The increase was offset in part by a continued mix shift towards industry standard servers within the segment and the ongoing mix shift to lower-margin Integrity products within the business critical systems business, as Integrity products assume a greater percentage of business critical systems net revenue. Our reduced operating expenses reflect the benefits resulting from our cost structure initiatives along with tight controls on expense spending.

HP Services

	Three months ended January 31
	2006	2005	% (Decrease) / Increase
	In millions
Net revenue	$3,757	$3,815	(1.5)%
Earnings from operations	$293	$281	4.3%
Earnings from operations as a % of net revenue	7.8%	7.4%

        The components of weighted average net revenue growth by business unit were as follows:

Three months ended January 31, 2006
Percentage Points
Technology services	(1.1)
Managed services	(0.2)
Consulting and integration	(0.2)

Total HPS	(1.5)

        On a constant currency basis, HPS net revenue increased 3.0% for the three months ended January 31, 2006, as compared to the same period in fiscal 2005. The unfavorable currency impact was due primarily to the strengthening of the dollar against the euro and the yen. Net revenue in technology services decreased 1.8% in the first quarter of fiscal 2006, due primarily to unfavorable currency impacts, declines in foundation services caused by higher market growth of industry standard hardware and software platforms and the competitive services environment. This decline was moderated by growth in our solutions business. Managed services net revenue decreased 1.1% compared to the same period in fiscal 2005, due primarily to unfavorable currency impacts, a continued focus on a balanced profitable deal portfolio, and early signs of a shift to smaller deals. Net revenue in consulting and integration decreased 1.0% compared to the same period in fiscal 2005, due primarily to unfavorable currency impacts.

        HPS earnings from operations as a percentage of net revenue for the three months ended January 31, 2006 increased by 0.4 percentage points. The operating margin increase was driven by a decline in gross margin offset by a decrease in operating expenses as a percentage of net revenue. The gross margin decline in HPS was influenced by changes in the mix of platforms being serviced and a competitive environment in the solutions and services businesses. This was partially offset by a continued focus on cost structure improvements from delivery efficiencies. Improved efficiencies in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue. In technology services, we continue to see our portfolio evolve from higher margin proprietary support to lower margin areas such as multi-vendor integrated support and network environmental services. Managed services operating margin improved due to decreased operating expenses and management of a more balanced deal portfolio. Consulting and integration operating margin improved due to continued operational improvement in presales and delivery cost management.

Software

	Three months ended January 31
	2006	2005	% Increase
	In millions
Net revenue	$304	$236	28.8%
Earnings (loss) from operations	$9	$(38)	123.7%
Earnings (loss) from operations as a % of net revenue	3.0%	(16.1)%

        On a constant currency basis, Software net revenue increased 31.3%. The unfavorable currency impact resulted from the strengthening of the dollar against the euro. The acquisition of Peregrine in the first quarter of fiscal 2006 represented 12.3 percentage points of Software's net revenue growth. Net revenue associated with the Peregrine acquisition is included in the results of OpenView. OpenView, our management solutions software product line, which represented 22.0 percentage points of growth on a weighted average net revenue basis, while OpenCall, our telecommunications solutions product line, contributed the remaining 6.8 percentage points of the weighted average net revenue increase. OpenView net revenue growth was the result of acquisitions, increases in support and services contracts, and, to a lesser extent, license revenue. OpenCall net revenue growth was the result of increased product sales and licenses and bigger contracts.

        The operating margin improvement of 19.1 percentage points for the three months ended January 31, 2006 as compared to the same period in fiscal 2005 was the result primarily of a decrease in operating expense as a percentage of net revenue and an increase in gross margin as a percentage of net revenue. The decrease in operating expense as a percentage of net revenue was attributable to slower growth in operating expense attributable to cost management efforts, related principally to both research and development and selling costs as a percentage of net revenue. The improvement in gross margin was driven by effective management of the support and services costs for OpenView and OpenCall, by favorable mix from higher volume sales of OpenView licenses, which typically carry higher gross margin than the overall business, and from improved margins of our OpenCall product line driven by a favorable product mix shift towards higher margin products.

Personal Systems Group

	Three months ended January 31
	2006	2005	% Increase
	In millions
Net revenue	$7,449	$6,873	8.4%
Earnings from operations	$293	$147	99.3%
Earnings from operations as a % of net revenue	3.9%	2.1%

        The components of weighted average net revenue growth by business unit were as follows:

Three months ended January 31, 2006
Percentage Points
Notebook PCs	9.0
Workstations	0.9
Desktop PCs	0.5
Handhelds	(1.1)
Other	(0.9)

Total PSG	8.4

        On a constant currency basis, PSG's net revenue increased 11% for the three months ended January 31, 2006 compared to the same period in fiscal 2005. The unfavorable currency impact was due primarily to the strengthening of the dollar against the euro. Net revenue increased across all regions and each business unit with the exception of Handhelds and Other, due primarily to an overall volume increase of 16%. Volume increases were the result of strong growth in the consumer and commercial markets, with significant improvement in emerging markets such as China, India, Brazil and Russia. The PSG volume increases were moderated by a decline in ASPs of 8% in commercial clients, which includes workstations, and 5% in consumer clients. The ASP declines were due to competitive pricing pressures and component cost declines, partially offset by a strong monitor attach rate in commercial desktop PCs. Net revenue increases in notebook and desktop PCs were 26% and 1%, respectively, while net revenue for consumer clients and commercial clients increased by 18% and 6%, respectively, from the prior-year comparable period. The decline in Other PSG net revenue was the result primarily of our discontinued resale of the Apple iPod(1) in the fourth quarter of fiscal 2005.

(1)
iPod is a trademark of Apple Computer, Inc.

        For the three months ended January 31, 2006, PSG earnings from operations as a percentage of net revenue increased by 1.8 percentage points, driven by a 1.2 percentage point improvement in gross margin combined with a 0.6 percentage point decline in operating expenses. The gross margin improvement was due primarily to improvements in supply chain costs, reduced warranty expense as a percentage of net revenue, component cost declines and increased option attach rates that carry higher gross margins. The operating expense decline as a percentage of net revenue for the period was the result of a combination of increased net revenue and the effect of continued cost control measures.

Imaging and Printing Group

	Three months ended January 31
	2006	2005	% Increase
	In millions
Net revenue	$6,545	$6,067	7.9%
Earnings from operations	$973	$932	4.4%
Earnings from operations as a % of net revenue	14.9%	15.4%

        The components of weighted average net revenue growth by business unit were as follows:

Three months ended January 31, 2006
Percentage Points
Supplies	6.1
Commercial hardware	1.5
Consumer hardware	0.3

Total IPG	7.9

        On a constant currency basis, IPG's net revenue increased 10% for the three months ended January 31, 2006 from the prior-year comparable period. The unfavorable currency impact was due primarily to the strengthening of the dollar against the euro. The growth in printer supplies net revenue reflected higher shipment volumes as a result of continued expansion of printer hardware installed base and strong performance of color-related products. The growth in commercial hardware net revenue was attributable mainly to unit volume growth in color laser printers and multifunction printers and, to a lesser extent, revenue growth in our large format printing associated with the completion of our acquisition of substantially all of the assets of Scitex on November 1, 2005. The continued shift in demand to lower-priced products and strategic pricing moderated the net revenue increase in commercial hardware during the period. The growth in consumer hardware net revenue was attributable to continued strength in our all-in-one devices and photo and Officejet Pro printers, moderated by the decline in average revenue per unit associated with the continued shift towards lower-priced and single function products and the ongoing decline in the scanner market.

        For the three months ended January 31, 2006, IPG earnings from operations as a percentage of net revenue declined by 0.5 percentage points, driven by a 2.0 percentage point decline in gross margin, offset by a 1.5 percentage point decline in operating expenses. The gross margin decline was attributable mainly to a continued mix shift towards lower-priced products within consumer hardware, which was offset in part by an overall mix shift from hardware to supplies within the segment. Operating expense as a percentage of net revenue declined year-over-year, due mainly to realized cost savings from our cost structure initiatives coupled with the increased revenue.

HP Financial Services

	Three months ended January 31
	2006	2005	% Decrease
	In millions
Net revenue	$496	$555	(10.6)%
Earnings from operations	$38	$45	(15.6)%
Earnings from operations as a % of net revenue	7.7%	8.1%

        For the three months ended January 31, 2006, the decrease in HPFS net revenue from the prior-year comparable period was the result primarily of lower used equipment sales. An unfavorable currency impact and lower other end of lease revenue also contributed to the decrease.

        For the three months ended January 31, 2006, the 0.4 percentage point decrease in earnings from operations as a percentage of net revenue consisted of a 0.1 percentage point decrease in gross margin and a 0.3 percentage point increase in operating expense. The gross margin decline was driven by lower margins from end of lease activities, including used equipment sales, which were largely offset by lower bad debt expense. The decrease in bad debt expense was due to lower credit losses and a reduction of reserves resulting from a stronger portfolio risk profile. The increase in operating expenses as a percentage of net revenue was the result of the revenue decrease exceeding cost savings achieved through continued cost controls.

Financing Originations

	Three months ended January 31
	2006	2005
	In millions
Total financing originations	$969	$1,076

        New financing originations, which include intercompany activity, decreased 10% in the first quarter of fiscal 2006 compared to the same period in fiscal 2005. The decrease resulted from lower financing originations in Asia Pacific and select European countries.

Portfolio Assets and Ratios

        HPFS maintains a strategy to generate a competitive return on equity by effectively leveraging its portfolio against the risks associated with interest rates and credit. The HPFS business model is asset-intensive, and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by the consolidated company. However, certain intercompany loans and accounts that are reflected in the segment balances are eliminated in our Consolidated Condensed Financial Statements.

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2006	October 31, 2005
	In millions
Portfolio assets(1)	$7,207	$7,085

Allowance for doubtful accounts	103	111
Operating lease equipment reserve	44	45

Total reserve	147	156

Net portfolio assets	$7,060	$6,929

Reserve coverage	2.0%	2.2%
Debt to equity ratio(2)	5.6x	5.5x

(1)
Portfolio assets include financing receivables of $5.0 billion, both at January 31, 2006 and October 31, 2005, and net equipment under operating leases of $1.4 billion at January 31, 2006 and $1.3 billion at October 31, 2005, as disclosed in Note 8 to the Consolidated Condensed Financial Statements. Portfolio assets at January 31, 2006 and at October 31, 2005 also include approximately $400 million of capitalized profit on intercompany equipment transactions and approximately $400 million in intercompany leases, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at January 31, 2006 increased 2% from October 31, 2005. The increase resulted primarily from a favorable currency impact. The overall percentage of portfolio assets reserved decreased due primarily to the write-off of assets covered by specific reserves and lower reserves resulting from a stronger portfolio risk profile.

        HPFS funds its operations mainly through a combination of intercompany debt and equity. The increase in the debt to equity ratio reflects a planned increase in portfolio leverage.

Roll-forward of Reserves:

	October 31, 2005	Additions to allowance	Deductions, net of recoveries	January 31, 2006
	In millions
Allowance for doubtful accounts	$111	$7	$(15)	$103
Operating lease equipment reserve	45	3	(4)	44

Total reserve	$156	$10	$(19)	$147

Corporate Investments

	Three months ended January 31
	2006	2005	% Increase
	In millions
Net revenue	$129	$115	12.2%
Loss from operations	$(33)	$(51)	35.3%
Loss from operations as a % of net revenue	(25.6)%	(44.3)%

        For the three months ended January 31, 2006, the majority of the net revenue in Corporate Investments related to network infrastructure products, which increased 12% compared to the same period in fiscal 2005, as a result of continued increased sales of gigabit Ethernet switch products.

        Corporate Investments' loss from operations for the first quarter of fiscal 2006 decreased from the same period in the prior fiscal year due to an increase in operating profit in network infrastructure products resulting from an increase in operating margins and a decrease in operating expenses related to corporate development, global alliances and HP Labs. The increase in gross margin of network infrastructure products was due primarily to a favorable product mix of network infrastructure products. Expenses related to corporate development, global alliances and HP Labs decreased 20% from the same period in the prior fiscal year. The decrease was due to lower spending on strategic initiatives. These expenses contributed to the majority of the loss from operations but were offset in part by operating profit from network infrastructure product sales.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended January 31
	2006	2005
	In millions
Net cash provided by operating activities	$1,846	$1,558
Net cash used in investing activities	(967)	(411)
Net cash used in financing activities	(2,856)	(508)

Net (decrease) increase in cash and cash equivalents	$(1,977)	$639

Operating Activities

        Net cash provided by operating activities rose by approximately $288 million in the three months ended January 31, 2006 as compared to the corresponding period in fiscal 2005. The increase was due primarily to higher earnings, improved effectiveness in accounts receivable collection efforts, improved inventory management and lower pension contributions, offset partially by bonus and restructuring payments and higher payments for accounts payable.

Investing Activities

        Net cash used in investing activities increased by $556 million for the three months ended January 31, 2006 as compared to the corresponding period in fiscal 2005. The increase was due primarily to higher cash paid for acquisitions.

Financing Activities

        Net cash used in financing activities increased by $2.3 billion in the three months ended January 31, 2006 as compared to the corresponding period in fiscal 2005. The increase was due primarily to a $1.7 billion prepayment for common stock to be repurchased in the future, higher repurchases of common stock under our regular open market share repurchase program and higher repayments of debt, notes payable and commercial paper. Such increases were offset in part by higher proceeds received from shares issued in connection with employee stock plans.

        We repurchase shares of our common stock under a program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 48 million shares for approximately $1.4 billion in the first quarter of fiscal 2006. In the first quarter of fiscal 2005, we repurchased approximately 29 million shares for an aggregate price of $0.6 billion.

        In addition to the shares we repurchased, we entered into a prepaid variable share purchase program ("PVSPP") with a third party investment bank during the first quarter of 2006 and prepaid $1.7 billion in exchange for the right to receive a variable number of shares of our common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. We recorded the payment as a prepaid stock repurchase in the stockholders' equity section of our Consolidated Condensed Balance Sheet, and the payment is included in the cash flows from financing activities in the Consolidated Condensed Statement of Cash Flows. In connection with this program, the investment bank has purchased and they will continue to trade shares of our common stock in the open market over time. The prepaid funds will be expended ratably over the term of the program.

        Under the PVSPP, the prices at which we will purchase the shares are subject to a minimum and maximum price determined in advance of any repurchases being completed under the program, thereby effectively hedging our repurchase price. The minimum number and maximum number of shares we could receive under the program are 52 million and 70 million shares, respectively. The exact number of shares that will be repurchased will be based upon the volume weighted average market price of our shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares we are permitted to repurchase. We will decrease our shares outstanding each settlement period as shares are physically received. We will retire all shares repurchased under PVSPP, and we will no longer deem those shares outstanding.

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. As of January 31, 2006, we had remaining authorization of approximately $258 million for future share repurchases. On February 14, 2006, our Board of Directors authorized an additional $4.0 billion for future repurchases of our outstanding shares of common stock.

Key Performance Metrics

	January 31, 2006	October 31, 2005
Days of sales outstanding in accounts receivable	34	39
Days of supply in inventory	35	35
Days of purchases outstanding in accounts payable	(46)	(52)

Cash conversion cycle	23	22

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

        The improvement in DSO resulted mainly from the timing of collections during the three months ended January 31, 2006 compared to fiscal 2005. DOS remained flat compared to fiscal 2005. The decrease in DPO was the result primarily of seasonally lower purchases. These changes contributed to the increase in the cash conversion cycle for the first quarter ended January 31, 2006 compared to the fiscal 2005.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities and the overall cost of capital. Outstanding debt decreased to $5.0 billion as of January 31, 2006 as compared to $5.2 billion at October 31, 2005, bearing weighted average interest rates of 4.8% and 4.7%, respectively. Short-term borrowings increased to $2.6 billion at January 31, 2006 from $1.8 billion at October 31, 2005. The increase reflects primarily the reclassification from long-term to short-term of the $1.0 billion U.S. Dollar Global Notes maturing in December 2006, offset partially by the repayment of the $200 million Series A Medium-Term Notes. During the first three months of fiscal 2006, we issued $267 million and repaid $287 million of commercial paper. During the first quarter of 2006, we issued $47 million in total borrowings collateralized by certain financing receivable assets.

        HP, and not the HPFS financing business, issued or assumed the vast majority of our total outstanding debt. Like other financial services companies, HPFS has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At January 31, 2006, HPFS had approximately $7.1 billion in net portfolio assets, which include short-and long-term financing receivables and operating lease assets.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $1.2 billion as of January 31, 2006. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros, or approximately $638 million (the "Euro Program"). Trade receivables of approximately $2.1 billion were sold during the first quarter of fiscal 2006, including approximately $1.4 billion under the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs. As of January 31, 2006, there was approximately $532 million available under these programs, of which $386 million relates to the Euro Program.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At January 31, 2006
	Original Amount Available	Used	Available
	In millions
2002 Shelf Registration Statement
Debt, global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	910	2,090
U.S. Credit Facility, maturing December 2010	3,000	—	3,000
Lines of credit	2,351	40	2,311
Commercial paper programs
U.S.	6,000	—	6,000
Euro	500	188	312

	$17,851	$3,138	$14,713

        The securities issuable under the 2002 shelf registration statement include notes with due dates of nine months or more from issuance. Until December 15, 2005, we had two U.S. credit facilities consisting of a $1.5 billion 364-day credit facility expiring in March 2006 and a $1.5 billion 5-year credit facility expiring in March 2009. On December 15, 2005, we replaced the two credit facilities with a $3.0 billion 5-year credit facility. The U.S. credit facility is available for general corporate purposes, including the support of our U.S. commercial paper program. The lines of credit are uncommitted and are available primarily through various foreign subsidiaries.

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Rating Services, Moody's Investor Service and Fitch Ratings currently rate our senior unsecured long term debt A-, A3 and A and our short-term debt A-1, Prime-1, and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our Credit Facilities. Also, a downgrade in our credit rating could limit or, in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statement and our Euro Medium-Term Note Programme or our credit facility.

Contractual Obligations

        At January 31, 2006, our unconditional purchase obligations are approximately $2.2 billion, compared with $2.1 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

Funding commitments

        During fiscal 2006, we estimate that we will contribute approximately $245 million to our pension plans, approximately $40 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims for our post-retirement benefit programs. As of January 31, 2006, we have made approximately $144 million and $26 million of contributions to our

non-U.S. pension plans and U.S. non-qualified plan participants, respectively, and have paid $15 million to cover benefit claims for post-retirement benefit plans. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement plans primarily for the payment of retiree health claims incurred during the fiscal year.

        We expect to make significant cash outlays associated with our restructuring plans during fiscal 2006. As a result of our approved restructuring plans, we expect future cash expenditures of $1.1 billion. The majority of this amount is recorded on our Consolidated Condensed Balance Sheet at January 31, 2006. We intend to expense $20 million in future periods as we incur the costs or we meet the requirements to record the costs as a liability. We expect to make cash payments of approximately $900 million during the remainder of fiscal 2006 and approximately $200 million over the next five fiscal years.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2006, we are not involved in any material unconsolidated SPEs.

Indemnifications

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of us or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments we have made related to these indemnifications have been immaterial.

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

        As more than 60% of our sales are from countries outside of the United States, other currencies, particularly the euro and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Based on our currency modeling as of January 31, 2006, we believe that currency movements in fiscal 2006 will have an adverse impact on results reported in U.S. dollars relative to year-over-year periods.

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

  •
  Contractual terms.    As a result of binding price or purchase commitments with vendors, we may be obligated to purchase supplies or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase supplies or services for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, and our gross margin could suffer. In addition, many of our competitors obtain products or components from the same contract manufacturers ("CMs"), original design manufacturers ("ODMs") and suppliers that we utilize. Our competitors may obtain better pricing and other terms and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain CMs, ODMs and suppliers could be limited. In addition, certain of our CMs, ODMs and suppliers may decide in the future to discontinue conducting business with us. Any of these actions by our competitors, original design manufacturers or suppliers could adversely affect our future operating results and financial condition.

  •
  Contingent workers.    We also rely on third party suppliers for the provision of contingent workers, and our failure to manage our use of such workers effectively could adversely affect our results of operations. As described in Note 14 to the Consolidated Condensed Financial Statements, we have been exposed to various legal claims relating to the status of contingent workers and could face similar claims in the future. We may be subject to shortages, oversupply or fixed contractual terms relating to contingent workers, as described above. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

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

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In July 2005, we announced workforce restructurings as well as reductions through a U.S. early retirement program. We now expect these programs to involve the termination or early retirement of approximately 15,300 employees worldwide through the first quarter of fiscal 2007. We expect approximately half of the cost savings to be used to offset market forces or to be reinvested in our businesses to strengthen HP's competitiveness, particularly through hiring in key areas. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, and increased costs associated with workforce reductions in those locations, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

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

Decreased effectiveness of share-based payment awards could adversely affect our ability to attract and retain employees.

        We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In accordance with SFAS 123R, HP began recording charges to earnings for stock-based compensation expense in the first quarter of fiscal 2006. As a result, we will incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payment awards to employees in the future. Like other companies, HP has reviewed its equity compensation strategy in light of the current regulatory and competitive environment and has decided to reduce the total number of options granted to employees and the number of employees who receive share-based payment awards. Due to this change in our stock-based compensation strategy, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

        We also could face significant costs and liabilities in connection with product take-back legislation. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. The EU has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). Producers participating in the market became financially responsible for implementing these responsibilities beginning in August 2005. Implementation in certain EU member states has been delayed into 2006. HP's potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2005.

Item 4. Controls and Procedures.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to HP, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to HP's management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth above under Note 14 contained in the "Notes to Consolidated Condensed Financial Statements" is incorporated herein by reference.

Item 1A. Risk Factors.

        A restated description of the risk factors associated with our business is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our 2005 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (November 2005)	16,578,000	$28.47	16,578,000	$2,909,002,913
Month #2 (December 2005)	31,575,000	$29.42	31,575,000	$1,979,920,986
Month #3 (January 2006)	—	—	—	$1,979,920,986

Total	48,153,000	$29.10	48,153,000

        HP repurchased shares in the first quarter of fiscal 2006 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the first quarter of fiscal 2006 were purchased in open market transactions. In addition, HP entered into a prepaid variable share purchase program ("PVSPP") with a third-party investment bank during the first quarter of 2006 and prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. This amount has not been deducted from the approximate dollar value of shares that may yet be purchased in the table above. After consideration of this prepayment the approximate dollar value of the shares that may yet be purchased under the program is $258 million. The prices at which HP will purchase the shares are subject to a minimum and maximum price determined in advance of any repurchases being completed under the program, thereby effectively hedging HP's repurchase price. The exact number of shares that will be repurchased will be based upon the volume weighted average market price of HP's shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP is permitted to repurchase. HP will decrease its shares outstanding each settlement period as shares are physically received. HP will retire all shares repurchased under the PVSPP, and HP will no longer deem those shares outstanding. See Note 12 to the Consolidated Condensed Financial Statements for more details.

        As of January 31, 2006, HP had remaining authorization of approximately $258 million for future share repurchases. On February 14, 2006, HP's Board of Directors authorized an additional $4.0 billion for future repurchases of outstanding shares of common stock.

Item 6. Exhibits.

        The Exhibit Index beginning on page 72 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 10, 2006

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
10(c)(c)
Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*‡
10(d)(d)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*‡

10(e)(e)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*‡
10(f)(f)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(g)(g)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(h)(h)	Form of Stock Option Agreement for Registrant's 1987 Director Option Plan, as amended.*	10-K	001-04423	10(n)(n)	January 14, 2005
10(i)(i)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(j)(j)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(l)(l)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2003 Program.*	10-Q	001-04423	10(p)(p)	September 8, 2005
10(m)(m)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(n)(n)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(o)(o)	Form of Long-Term Performance Cash Award Agreement.*‡
11	None.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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
PART I
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
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 6. Exhibits.
SIGNATURE
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX