Form 10-Q
period 2006-04-30
HEWLETT PACKARD CO
filed 2006-06-08
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2006
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

        The number of shares of HP common stock outstanding as of May 31, 2006 was 2,789,556,593 shares.

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

PART I

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
	In millions, except per share amounts
Net revenue:
Products	$18,049	$16,999	$36,386	$34,040
Services	4,424	4,481	8,660	8,802
Financing income	81	90	167	182

Total net revenue	22,554	21,570	45,213	43,024

Costs and expenses:
Cost of products(1)	13,429	12,872	27,367	25,943
Cost of services(1)	3,481	3,502	6,876	6,911
Financing interest	60	55	119	112
Research and development(1)	930	890	1,801	1,768
Selling, general and administrative(1)	2,858	2,933	5,550	5,637
Amortization of purchased intangible assets	151	151	298	318
In-process research and development charges	2	—	52	—
Restructuring	(14)	4	1	7

Total operating expenses	20,897	20,407	42,064	40,696

Earnings from operations	1,657	1,163	3,149	2,328

Interest and other, net	157	(87)	195	(62)
Gains (losses) on investments	6	3	4	(21)
Dispute settlement	—	—	—	(116)

Earnings before taxes	1,820	1,079	3,348	2,129
(Benefit from) provision for taxes(2)	(79)	113	222	220

Net earnings	$1,899	$966	$3,126	$1,909

Net earnings per share:
Basic	$0.68	$0.33	$1.11	$0.66

Diluted	$0.66	$0.33	$1.08	$0.65

Cash dividends declared per share	$—	$—	$0.16	$0.16
Weighted average shares used to compute net earnings per share:
Basic	2,809	2,886	2,815	2,897

Diluted	2,887	2,917	2,890	2,926

(1)
Costs and expenses for the three and six months ended April 30, 2006 include SFAS 123R stock-based compensation expense. See Note 2 to the Consolidated Condensed Financial Statements for additional information.

(2)
(Benefit from) provision for taxes includes income tax benefit from stock-based compensation.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	April 30, 2006	October 31, 2005
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,032	$13,911
Short-term investments	12	18
Accounts receivable	9,783	9,903
Financing receivables	2,540	2,551
Inventory	6,768	6,877
Other current assets	9,073	10,074

Total current assets	42,208	43,334

Property, plant and equipment	6,351	6,451
Long-term financing receivables and other assets	8,194	7,502
Goodwill	16,809	16,441
Purchased intangible assets	3,621	3,589

Total assets	$77,183	$77,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,609	$1,831
Accounts payable	10,077	10,223
Employee compensation and benefits	2,538	2,343
Taxes on earnings	1,906	2,367
Deferred revenue	4,101	3,815
Accrued restructuring	872	1,119
Other accrued liabilities	10,354	9,762

Total current liabilities	32,457	31,460

Long-term debt	2,406	3,392
Other liabilities	5,266	5,289
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,802 and 2,837 shares issued and outstanding, respectively)	28	28
Additional paid-in capital	19,751	20,490
Prepaid stock repurchase	(1,490)	—
Retained earnings	18,793	16,679
Accumulated other comprehensive loss	(28)	(21)

Total stockholders' equity	37,054	37,176

Total liabilities and stockholders' equity	$77,183	$77,317

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2006	2005
	In millions
Cash flows from operating activities:
Net earnings	$3,126	$1,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,159	1,211
Stock-based compensation expense	268	44
Provision for bad debt and inventory	139	135
(Gains) losses on investments	(4)	21
In-process research and development charges	52	—
Restructuring charges	1	7
Deferred taxes on earnings	256	177
Excess tax benefit from stock-based compensation	(123)	—
Other, net	105	(55)
Changes in assets and liabilities:
Accounts and financing receivables	138	1,160
Inventory	4	454
Accounts payable	(146)	(794)
Taxes on earnings	(518)	(359)
Restructuring	(324)	(84)
Other assets and liabilities	1,347	106

Net cash provided by operating activities	5,480	3,932

Cash flows from investing activities:
Investment in property, plant and equipment	(948)	(1,141)
Proceeds from sale of property, plant and equipment	225	342
Purchases of available-for-sale securities and other investments	(17)	(1,703)
Maturities and sales of available-for-sale securities and other investments	35	1,904
Payments made in connection with business acquisitions, net	(760)	(332)

Net cash used in investing activities	(1,465)	(930)

Cash flows from financing activities:
(Repayment) issuance of commercial paper and notes payable, net	(109)	77
Issuance of debt	83	3
Payment of debt	(249)	(14)
Issuance of common stock under employee stock plans	1,154	352
Repurchase of common stock	(2,721)	(1,255)
Prepayment of common stock repurchases	(1,722)	—
Excess tax benefit from stock-based compensation	123	—
Dividends	(453)	(466)

Net cash used in financing activities	(3,894)	(1,303)

Increase in cash and cash equivalents	121	1,699
Cash and cash equivalents at beginning of period	13,911	12,663

Cash and cash equivalents at end of period	$14,032	$14,362

Supplemental schedule of noncash financing activities:
Net issuances of restricted stock	$32	$119
Issuance of options assumed in business acquisitions	$11	—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2006, its results of operations for the three and six months ended April 30, 2006 and 2005, and its cash flows for the six months ended April 30, 2006 and 2005. The Consolidated Condensed Balance Sheet as of October 31, 2005 is derived from the October 31, 2005 audited financial statements. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        The results of operations for the three and six months ended April 30, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Stock-Based Compensation

        Effective November 1, 2005, HP adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended April 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all stock-based compensation awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. HP recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, HP recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. HP has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

  Recent Pronouncements

        There have been no material changes to the recent pronouncements as previously reported in HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Note 2: Stock-Based Compensation

        At April 30, 2006, HP has the following stock-based employee compensation plans as described below. The total compensation expense related to these plans was $124 million and $268 million, respectively, for the three and six months ended April 30, 2006. Prior to November 1, 2005, HP accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, HP generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

        Prior to November 1, 2005, HP provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

        Effective November 1, 2005, HP adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. HP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. HP estimated the forfeiture rate for the first six months of fiscal 2006 based on its historical experience during the preceding four fiscal years.

        As a result of adopting SFAS 123R, income before income taxes for the three and six months ended April 30, 2006 was $103 million and $222 million lower, respectively, and net income for the three and six months ended April 30, 2006 was $70 million and $155 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended April 30, 2006 was $0.02 per share and the impact on basic and diluted earnings per share for the six months ended April 30, 2006 was $0.06 per share and $0.05 per share, respectively. In addition, prior to the adoption of SFAS 123R, HP presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those options are classified as financing cash flows.

        The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and six months ended April 30, 2005, had HP applied the fair value recognition provisions of SFAS 123, as follows:

	Three months ended April 30, 2005	Six months ended April 30, 2005
	In millions, except per share amounts
Net earnings, as reported	$966	$1,909
Add: stock-based compensation included in reported net earnings, net of related tax effects	19	30
Less: stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(132)	(283)

Pro forma net earnings	$853	$1,656

Basic net earnings per share:
As reported	$0.33	$0.66
Pro forma	$0.30	$0.57
Diluted net earnings per share:
As reported	$0.33	$0.65
Pro forma	$0.29	$0.57

Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Prior to November 1, 2005, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of November 1, 2005, HP changed the ESPP such that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, HP recognizes the expense based on the 15% discount at purchase. For the three and six months ended April 30, 2006, ESPP compensation expense was $7 million and $25 million, net of tax, respectively.

Incentive Compensation Plans

        HP stock option plans include principal plans adopted in 2004, 2000, 1995 and 1990 ("principal option plans"), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. All regular employees were eligible to receive stock options in the first six months of fiscal 2006. Options granted under the principal option plans are generally non-qualified stock options but the principal option plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option generally is equal to the fair market value of HP's common stock on the option grant-date. The contractual term of options granted since fiscal 2003 is generally eight years, while the contractual term of options granted prior to fiscal 2003 is generally ten years. Under the principal option plans, HP may choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP has not granted any discounted options since fiscal 2003.

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

        In light of new accounting guidance under SFAS 123R, beginning in the second quarter of fiscal 2005 HP reevaluated its assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the three and six months ended April 30, 2006 and 2005 was based on a market-based implied volatility.

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

        The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Stock Options(1)		ESPP
	Three months ended April 30		Three months ended April 30
	2006	2005	2005
Weighted average fair value of grants	$9.66	$5.62	$5.67
Risk-free interest rate	4.64%	3.94%	2.20%
Dividend yield	0.96%	1.50%	1.71%
Expected volatility	27%	28%	30%
Expected life in months	57	54	6

	Stock Options(1)		ESPP
	Six months ended April 30		Six months ended April 30
	2006	2005	2005
Weighted average fair value of grants	$9.29	$5.61	$5.67
Risk-free interest rate	4.32%	3.93%	2.20%
Dividend yield	1.02%	1.50%	1.71%
Expected volatility	29%	28%	30%
Expected life in months	57	54	6

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity under the principal option plans as of April 30, 2006 and changes during the six months ended April 30, 2006 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2005	531,233	$30
Granted and assumed through acquisitions	49,678	31
Exercised	(46,588)	21
Forfeited/cancelled/expired	(23,592)	39

Outstanding at April 30, 2006	510,731	30	5.1	$3,414

Vested and expected to vest at April 30, 2006	500,640	30	5.1	$3,335

Exercisable at April 30, 2006	376,188	$32	4.5	$2,362

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 30, 2006. This amount changes based on the fair market value of HP's stock. Total intrinsic value of options exercised for the three and six months ended April 30, 2006 was $256 million and $491 million, respectively. Total fair value of options vested and expensed for the three and six months ended April 30, 2006 was $63 million and $130 million, net of tax, respectively.

        As of April 30, 2006, $828 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.77 years.

        Cash received from option exercises and purchases under the ESPP for the three and six months ended April 30, 2006 was $507 million and $1,154 million, respectively. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards for the three and six months ended April 30, 2006 totaled $95 million and $200 million, respectively.

        Nonvested restricted stock awards as of April 30, 2006 and changes during the six months ended April 30, 2006 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at October 31, 2005	8,869	$21
Granted	1,138	$32
Vested	(2,245)	$21
Forfeited	(1,157)	$21

Nonvested at April 30, 2006	6,605	$23

        As of April 30, 2006, there was $112 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.88 years.

        In the three and six months ended April 30, 2006, HP recorded $15 million and $31 million, respectively, of stock-based compensation expense, net of tax, relating to options assumed through acquisitions and with discounted exercise prices. In the three and six months ended April 30, 2005, HP recorded $19 million and $30 million, respectively, of stock-based compensation expense, net of tax, relating to options assumed through acquisitions and with discounted exercise prices. For the three and six months ended April 30, 2006, stock-based compensation expense related to the ESPP and the principal option plans under SFAS 123R was allocated as follows:

	Three months ended April 30, 2006	Six months ended April 30, 2006
	In millions
Cost of sales	$33	$72
Research and development	15	33
Selling, general and administrative	76	163

Stock-based compensation expense before income taxes	124	268
Income tax benefit	(39)	(82)

Total stock-based compensation expense after income taxes	$85	$186

Note 3: Net Earnings Per Share ("EPS")

        HP's basic EPS is calculated using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
	In millions, except per share amounts
Numerator:
Net earnings	$1,899	$966	$3,126	$1,909
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	2	2	4	4

Net earnings, adjusted	$1,901	$968	$3,130	$1,913

Denominator:
Weighted-average shares used to compute basic EPS	2,809	2,886	2,815	2,897
Effect of dilutive securities:
Dilution from employee stock plans	71	23	67	21
Zero-coupon subordinated convertible notes	7	8	8	8

Dilutive potential common shares	78	31	75	29

Weighted-average shares used to compute diluted EPS	2,887	2,917	2,890	2,926

Net earnings per share:
Basic	$0.68	$0.33	$1.11	$0.66
Diluted	$0.66	$0.33	$1.08	$0.65

        For the second quarter of fiscal 2006 and 2005, HP excluded options to purchase approximately 139 million shares and 466 million shares, respectively, from the calculation of diluted EPS because the effect was antidilutive. For the first six months of fiscal 2006 and 2005, HP excluded options to purchase approximately 184 million shares and 468 million shares, respectively, from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price for the period.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	April 30, 2006	October 31, 2005
	In millions
Accounts receivable	$9,980	$10,130
Allowance for doubtful accounts	(197)	(227)

	$9,783	$9,903

Financing receivables	$2,588	$2,608
Allowance for doubtful accounts	(48)	(57)

	$2,540	$2,551

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third-parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $1.2 billion as of April 30, 2006. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros, or approximately $663 million (the "Euro Program"). HP sold trade receivables of approximately $2.2 billion during the first half of fiscal 2006, including approximately $1.6 billion under the Euro Program. Fees associated with these facilities generally do not differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs. As of April 30, 2006, there was approximately $509 million available under these programs, of which $311 million related to the Euro Program.

  Inventory

	April 30, 2006	October 31, 2005
	In millions
Finished goods	$4,745	$4,940
Purchased parts and fabricated assemblies	2,023	1,937

	$6,768	$6,877

Note 5: Acquisitions

Peregrine

        On December 19, 2005, HP acquired the outstanding shares of Peregrine Systems, Inc. ("Peregrine") in a cash merger for $26.08 per share. The purchase price was approximately $489 million, consisting of $442 million of cash paid, which includes direct transaction costs, as well as certain liabilities recorded in connection with the transaction. The acquisition of Peregrine is intended to add key asset and service management components to the HP OpenView portfolio, a distributed management software suite for business operations and IT. In connection with this acquisition, HP recorded approximately $294 million of goodwill and $162 million of amortizable intangible assets. HP also expensed $34 million for in-process research and development ("IPR&D"). HP is amortizing the purchased intangibles, principally customer relationships and developed technology, on a straight-line basis over their estimated useful lives ranging from five to six years.

Other Acquisitions

        HP also completed four other acquisitions during the first six months of fiscal 2006. Total consideration for these acquisitions was approximately $393 million, which includes direct transaction costs. The largest of these transactions was the acquisition of substantially all of the assets of Scitex Vision Ltd ("Scitex"). The Scitex asset acquisition is expected to expand HP's leadership in printing into the industrial wide-format market.

        HP recorded approximately $153 million of goodwill and $168 million of purchased intangibles in connection with these other acquisitions. HP also recorded approximately $18 million of IPR&D related to these acquisitions in the first six months of fiscal 2006.

        HP has included the results of operations of these transactions prospectively from the respective date of the transaction. HP has not presented the pro forma results of operations of the acquired businesses because the results are not material to HP's results of operations on either an individual or an aggregate basis.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of April 30, 2006 and changes in the carrying amount of goodwill for the six months ended April 30, 2006 were as follows:

	HP Services	Enterprise Storage and Servers	Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2005	$6,360	$5,077	$748	$2,335	$1,769	$152	$16,441
Goodwill acquired during the period	—	79	305	—	63	—	447
Goodwill adjustments	(32)	(31)	(3)	(13)	1	(1)	(79)

Balance at April 30, 2006	$6,328	$5,125	$1,050	$2,322	$1,833	$151	$16,809

        The goodwill adjustments for acquisitions made, as shown above, relate primarily to revisions of acquisition-related tax estimates for all acquisitions and the reduction of a restructuring liability associated with fiscal 2002 and 2001 restructuring plans of Compaq Computer Corporation ("Compaq") prior to its acquisition by HP. These reductions resulted from adjusting original estimates to actual costs incurred at various locations throughout the world.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	April 30, 2006			October 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,559	$(1,127)	$1,432	$2,401	$(972)	$1,429
Developed and core technology and patents	1,918	(1,174)	744	1,750	(1,040)	710
Product trademarks	98	(75)	23	94	(66)	28

Total amortizable purchased intangible assets	4,575	(2,376)	2,199	4,245	(2,078)	2,167
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$5,997	$(2,376)	$3,621	$5,667	$(2,078)	$3,589

        Estimated future amortization expense related to finite-lived purchased intangible assets at April 30, 2006 is as follows:

Fiscal year:	In millions
2006 (remaining 6 months)	$296
2007	536
2008	472
2009	391
2010	287
Thereafter	217

Total	$2,199

Note 7: Restructuring Charges and Workforce Rebalancing

  Fiscal 2005 Restructuring Plans

        In the fourth quarter of fiscal 2005, HP's Board of Directors approved a restructuring plan that was designed to simplify HP's structure, reduce costs and place greater focus on its customers. Under the plan, approximately 15,300 positions have been eliminated or are expected to be eliminated through the first quarter of fiscal 2007. The initial charge for these actions totaled $1.6 billion. HP expects to record an additional charge of $13 million in connection with this plan. For the three and six months ended April 30, 2006, HP recognized charges of approximately $20 million and $30 million, respectively, relating to employee severance and other benefits charges. During the second quarter and first six months of fiscal 2006, these charges were offset by a $4 million and a $17 million curtailment gain, respectively, from the U.S. retiree medical program, and a $37 million settlement gain from the U.S. pension plans.

        The fourth quarter charge included approximately $400 million related to employee severance and other benefits associated with the early retirement of 3,200 U.S. employees who left HP by

October 31, 2005. The majority of these costs were funded by HP's pension plan assets. The remaining charges of approximately $1.2 billion, which include approximately $100 million of non-cash stock compensation, were related to severance and other benefits for 12,000 employees. Pursuant to the plan, approximately 1,600 positions were eliminated during the quarter, bringing the total to 8,100 as of April 30, 2006, and the remaining majority of the 7,100 positions, as well as an additional 100 positions for which the accrual criteria have not been met as of April 30, 2006, are expected to be eliminated by the end of fiscal 2006. HP expects to pay out the costs relating to severance and other employee benefits before the end of fiscal 2007.

        In the third quarter of fiscal 2005, HP's management approved a restructuring plan, and HP recorded restructuring charges of $109 million related to severance and related costs associated with the termination of approximately 1,450 employees, all of whom left HP as of October 31, 2005. Of the initial restructuring amount, HP has paid substantially all of it as of April 30, 2006.

  Fiscal 2005 Workforce Rebalancing

        In addition to the restructuring activities described above, HP incurred approximately $177 million and $236 million, respectively, for the three and six months ended April 30, 2005, in workforce rebalancing charges within certain business segments, primarily for severance and related costs. As a result of these workforce rebalancing actions, approximately 3,000 employees left HP as of October 31, 2005. HP expects to pay out the remaining severance and other employee benefits of $18 million during fiscal 2006.

  Fiscal 2003 Restructuring Plans

        In the three and six months ended April 30, 2006, HP recorded adjustments of $7 million and $2 million, respectively, to reduce severance and other related restructuring charges. HP expects to pay out the majority of the remaining severance and other employee benefits of $9 million during fiscal 2006. HP anticipates the remaining costs of vacating duplicative facilities of $5 million to be substantially settled by the end of fiscal 2006.

  Fiscal 2002 and 2001 Restructuring Plans

        The 2001 and 2002 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. In the three and six months ended April 30, 2006, HP recorded additional adjustments of $14 million and $27 million, respectively. These adjustments pertained to severance and other related restructuring adjustments. In addition, an adjustment for the six months ended April 30, 2006 includes a $14 million reduction of goodwill pertaining to severance and other related restructuring true-ups. The aggregate $117 million restructuring liability on these plans as of April 30, 2006 relates primarily to facility lease obligations and severance. HP expects to pay out these obligations over the life of the related obligations, which extend to the end of fiscal 2010.

Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above for the three and six months ended April 30, 2006 was as follows:

								As of April 30, 2006
		Three months ended April 30, 2006 charges (reversals)	Six months ended April 30, 2006 charges (reversals)
	Balance, October 31, 2005			Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, April 30, 2006	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2005 plans:
Employee severance and other benefits charges (by segment)
Enterprise Storage and Servers		$34	$34					$140	$145
HP Services		13	13					568	571
Software		7	7					46	47
Personal Systems Group		(9)	(9)					52	52
Imaging and Printing Group		(35)	(35)					140	140
HP Financial Services		—	—					31	31
Other infrastructure		(31)	(34)					673	677

Total employee severance and other benefits	$1,044	$(21)	$(24)	$—	$(291)	$78	$807	$1,650	$1,663
Fiscal 2003 plans:
Employee severance and other benefits charges (by segment and other):
Enterprise Storage and Servers								$153	$153
HP Services								349	349
Software								13	13
Personal Systems Group								42	42
Other infrastructure								77	77

Employee severance and other benefits	$14	$(2)	$(2)	$—	$(3)	$—	$9	$634	$634
Infrastructure—asset impairments	—	—	—	—	—	—	—	74	74
Infrastructure—other related restructuring activities	10	(5)	—	—	(5)	—	5	69	69

Total 2003 Plan	$24	$(7)	$(2)	$—	$(8)	$—	$14	$777	$777
Fiscal 2002 and 2001 plans	124	14	27	(14)	(25)	5	117	3,294	3,294

Total restructuring plans	$1,192	$(14)	$1	$(14)	$(324)	$83	$938	$5,721	$5,734

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

	April 30, 2006	October 31, 2005
	In millions
Minimum lease payments receivable	$5,066	$5,018
Allowance for doubtful accounts	(92)	(111)
Unguaranteed residual value	289	301
Unearned income	(422)	(411)

Financing receivables, net	4,841	4,797
Less current portion	(2,540)	(2,551)

Amounts due after one year, net	$2,301	$2,246

        Gross equipment leased to customers under operating leases was $2.0 billion at April 30, 2006 and $1.9 billion at October 31, 2005 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.7 billion at April 30, 2006 and $0.6 billion at October 31, 2005.

Note 9: Guarantees

  Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third-party to such arrangement from any losses incurred relating to the services they perform on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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

        The changes in HP's aggregate product warranty liability are as follows:

In millions
Product warranty liability at October 31, 2005	$2,172
Accruals for warranties issued	1,279
Adjustments related to pre-existing warranties (including changes in estimates)	3
Settlements made (in cash or in kind)	(1,197)

Product warranty liability at April 30, 2006	$2,257

  Deferred Revenue

        The components of deferred revenue are as follows:

	April 30, 2006	October 31, 2005
	In millions
Deferred support contract services revenue	$3,435	$3,188
Other deferred revenue	2,221	1,958

Total deferred revenue	5,656	5,146
Less current portion	4,101	3,815

Long-term deferred revenue	$1,555	$1,331

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

Note 10: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	April 30, 2006		October 31, 2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	In millions
Current portion of long-term debt	$2,039	5.4%	$1,182	4.8%
Commercial paper	131	4.3%	208	2.6%
Notes payable to banks, lines of credit and other	439	4.2%	441	3.9%

	$2,609		$1,831

        Notes payable to banks, lines of credit and other includes deposits associated with banking-related activities of approximately $402 million and $385 million at April 30, 2006 and October 31, 2005, respectively.

  Long-Term Debt

        Long-term debt was as follows:

	April 30, 2006	October 31, 2005
	In millions
U.S. Dollar Global Notes
$1,000 issued December 2001 at 5.75%, due December 2006	$999	$999
$1,000 issued June 2002 at 5.5%, due July 2007	999	998
$500 issued June 2002 at 6.5%, due July 2012	498	498
$500 issued March 2003 at 3.625%, due March 2008	499	498

	2,995	2,993

Euro Medium-Term Note Programme
€750 issued July 2001 at 5.25%, due July 2006	944	900

Series A Medium-Term Notes
$200 issued December 2002 at 3.375%, matured and paid December 2005	—	200
$50 issued December 2002 at 4.25%, due December 2007	50	50

	50	250

Other
$505 zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	354	349
Other, including capital lease obligations, at 3.46%-8.63%, due 2005-2023	190	157

	544	506

Fair value adjustment related to SFAS No. 133	(88)	(75)
Less current portion	(2,039)	(1,182)

	$2,406	$3,392

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

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of April 30, 2006, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange and has issued such notes as set forth in the table above. HP can denominate these notes in any currency, including the euro. These notes have not been and will not be registered in the United States.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of April 30, 2006, the carrying value of the assets approximated the carrying value of the borrowings of $41 million.

        At April 30, 2006, HP had up to $14.8 billion of available borrowing resources under the 2002 Shelf Registration Statement, credit facility and other programs described above.

Note 11: Income Taxes

  (Benefit from) Provision for Taxes

        HP's effective tax rate was (4.3)% and 10.5% for the three months ended April 30, 2006 and April 30, 2005, respectively, and 6.6% and 10.3% for the six months ended April 30, 2006 and April 30, 2005, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from HP's operations in lower-tax jurisdictions throughout the world for which HP has not provided U.S. taxes because HP plans to reinvest such earnings indefinitely outside the U.S.

        Other income tax adjustments of $437 million further decreased the effective tax rate for the three and six months ended April 30, 2006. This amount includes reductions to net income tax accruals of $49 million and $443 million as a result of the final settlement of the Internal Revenue Service ("IRS") examinations of HP's U.S. income tax returns for fiscal years 1993 to 1995 and 1996 to 1998, respectively. The reductions to the net income tax accruals for fiscal years 1996 to 1998 relate primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, other issues involving HP's non-U.S. operations and interest accruals. These favorable income tax adjustments were offset in part by an increase of approximately $35 million to deferred tax liabilities related to earnings outside the U.S. as well as $20 million in additional net income tax accruals primarily related to non-U.S. income tax examinations.

        Other income tax adjustments of $106 million and $160 million further reduced the effective tax rate for the three and six months ended April 30, 2005, respectively. Of the $106 million, $63 million represents the net adjustment to deferred taxes related to intercompany product transfers. The remaining $43 million represents net favorable adjustments, primarily related to the net favorable resolution of foreign tax matters. For the six months ended April 30, 2005, the $160 million benefit included the $63 million deferred tax adjustment in the second fiscal quarter and $105 million resulting from an agreement with the IRS in the first fiscal quarter, which reduced accruals of U.S. taxes on earnings outside the U.S. These adjustments are offset in part by other net unfavorable income tax adjustments of $8 million.

        Also benefiting the effective tax rates for the three and six months ended April 30, 2005 were certain pre-tax charges of $101 million and $217 million, respectively. The $101 million pre-tax charge for the three months ended April 30, 2005 consisted of HP's estimate of taxes and interest associated with pre-acquisition Compaq sales and use tax audits for the years 1998-2002. The $217 million of pre-tax charges for the six months ended April 30, 2005 also included the $116 million pre-tax charge recorded in the first quarter of fiscal 2005 associated with the dispute settlement with Intergraph Hardware Technologies Company. As both items are deductible from U.S. taxable income at the statutory rate of 35%, the effective tax rates for the three and six months ended April 30, 2005 were reduced by an additional 2.1 percentage points and 2.3 percentage points, respectively.

        Deferred tax assets were as follows:

	April 30, 2006	October 31, 2005
	In millions
Deferred tax assets—short term	$2,769	$3,612
Deferred tax assets—long term	3,161	2,263

Total deferred tax assets	$5,930	$5,875

Note 12: Stockholders' Equity

  Share Repurchases

        HP's share repurchase program authorizes repurchases in the open market or in private transactions. HP paid $1.3 billion and $618 million in connection with share repurchases of 40 million shares and 30 million shares, respectively, during the three months ended April 30, 2006 and 2005, respectively. HP paid $2.7 billion and $1.2 billion for the repurchase of 88 million shares and 59 million shares, respectively, in the first half of fiscal 2006 and 2005, respectively.

        In addition to the above transactions, HP entered into a prepaid variable share purchase program ("PVSPP") with a third-party investment bank during the first quarter of 2006 and prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. HP recorded the payment as a prepaid stock repurchase in the stockholders' equity section of its Consolidated Condensed Balance Sheet, and the payment was included in the cash flows from financing activities in the Consolidated Condensed Statement of Cash Flows. In connection with this program, the investment bank has purchased and will continue to trade shares of HP's common stock in the open market over time. The prepaid funds will be expended ratably over the term of the program.

        Under the PVSPP, the prices at which HP purchases the shares are subject to a minimum and maximum price that was determined in advance of any repurchases being completed under the program, thereby effectively hedging HP's repurchase price. The minimum and maximum number of shares HP could receive under the program are 52 million shares and 70 million shares, respectively. The exact number of shares to be repurchased is based upon the volume weighted average market price of HP's shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP is permitted to repurchase. HP decreases its shares outstanding each settlement period as shares are physically received. HP will retire all shares repurchased under the PVSPP, and HP will no longer deem those shares outstanding. As of April 30, 2006, HP had received approximately 7 million shares for an aggregate price of $232 million under the PVSPP.

        On February 14, 2006, HP's Board of Directors authorized an additional $4.0 billion for future repurchases of HP's outstanding shares of common stock. As of April 30, 2006, HP had remaining authorization of approximately $2.9 billion for future share repurchases. Previously authorized share repurchases also will be made under the PVSPP through the second quarter of fiscal 2007 until the remaining available balance under the PVSPP has been exhausted.

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
	In millions
Net earnings	$1,899	$966	$3,126	$1,909
Change in net unrealized gains (losses) on available-for-sale securities	2	(13)	10	4
Change in net unrealized (losses) gains on cash flow hedges	(38)	5	(64)	68
Change in cumulative translation adjustment	13	(4)	47	(4)

Comprehensive income	$1,876	$954	$3,119	$1,977

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	April 30, 2006	October 31, 2005
	In millions
Net unrealized gains on available-for-sale securities	$32	$22
Net unrealized losses on cash flow hedges	(110)	(46)
Cumulative translation adjustment	60	13
Additional minimum pension liability	(10)	(10)

Accumulated other comprehensive loss	$(28)	$(21)

Note 13: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	In millions
Service cost	$41	$87	$73	$61	$8	$17
Interest cost	68	70	80	78	21	26
Expected return on plan assets	(91)	(71)	(121)	(105)	(9)	(8)
Amortization and deferrals:
Actuarial loss	—	10	33	27	11	8
Prior service benefit	—	—	(1)	(1)	(13)	(1)

Net periodic benefit cost	$18	$96	$64	$60	$18	$42
Curtailment gain	—	—	—	—	(4)	—
Settlement gain	(37)	—	—	—	—	—

Net benefit (income) cost	$(19)	$96	$64	$60	$14	$42

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	In millions
Service cost	$101	$173	$145	$121	$17	$36
Interest cost	138	139	159	156	41	52
Expected return on plan assets	(184)	(142)	(241)	(211)	(17)	(15)
Amortization and deferrals:
Actuarial loss	—	21	66	54	22	16
Prior service cost (benefit)	—	1	(2)	(1)	(28)	(3)

Net periodic benefit cost	$55	$192	$127	$119	$35	$86
Curtailment gain	—	—	—	—	(17)	—
Settlement gain	(37)	—	—	—	—	—

Net benefit cost	$18	$192	$127	$119	$18	$86

  Plan Design Changes

        In conjunction with management's plan to restructure certain of its operations, as discussed in Note 7 to the Consolidated Condensed Financial Statements, HP modified its U.S. retirement programs to align more closely to industry practice. Effective November 30, 2005, HP merged the Hewlett-Packard Company Cash Account Pension Plan into the HP Retirement Plan. HP treats the merged plan as one plan for certain legal and financial purposes, including funding requirements. The merger has no impact on the separate benefit structures of the plans. Effective January 1, 2006, HP no longer offers U.S. defined benefit pension plans and subsidized retiree medical programs to new U.S. hires. In addition, HP ceased pension accruals and eliminated eligibility for the subsidized retiree medical program for current employees who did not meet defined criteria based on age and years of service (calculated as of December 31, 2005). Additionally, the HP subsidy for the retiree medical program will be capped upon reaching two times the 2003 subsidy levels.

        During the three and six months ended April 30, 2006, HP recognized curtailment gains of $4 million and $17 million, respectively, for the HP subsidized U.S. retiree medical program. The gains reflect the reduction in the eligible plan population stemming from the U.S. Enhanced Early Retirement program and the restructuring plans implemented in fiscal 2005. HP recorded such gains as reductions of restructuring charges. As subsequent headcount reductions take place under the restructuring program, HP expects additional curtailment accounting to occur for U.S. pension and post-retirement plans during the remainder of fiscal 2006.

        In the second quarter of fiscal 2006, HP recognized a settlement gain of $37 million for the U.S. pension plans. During the measurement period between October 1, 2005 and March 31, 2006, lump-sum benefit payments were made primarily to pension plan participants who left HP under the U.S. Enhanced Early Retirement program and the restructuring plans. These lump-sum benefit payments represent a reduction in the projected benefit obligation. As a result, a portion of the unrecognized gain, remeasured as of March 31, 2006, was recognized for the second quarter of fiscal 2006. The gain was recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," which requires that a settlement event be recorded once prescribed payment thresholds have been reached. HP recorded the gain as a reduction of restructuring charges in the second quarter of fiscal 2006. As subsequent lump-sum benefit payments are paid out to plan participants, HP expects additional settlement to occur for the U.S. pension plans during the remainder of fiscal 2006.

        Effective January 1, 2006, HP increased its matching 401(k) contribution to 6% from 4% of eligible salary for those employees who had their pension and retiree medical-program benefits frozen and for all new employees.

        In March 2006, the Financial Accounting Standards Board ("FASB") issued an exposure draft that will amend SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The proposed statement will require the recognition in the statement of financial position of the overfunded or underfunded status of a defined benefit postretirement plan and will also measure the plan assets and plan obligations as of the date of the statement of financial position. HP will continue to monitor the FASB's progress on this issue and, once finalized, will evaluate the potential impact on its results of operations or financial position.

  Employer Contributions

        HP previously disclosed in its Consolidated Financial Statements for the year ended October 31, 2005 that it expected to contribute approximately $245 million to its pension plans, approximately $40 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims for HP's post-retirement benefit programs. As of April 30, 2006, HP has made approximately $175 million and $28 million of contributions to non-U.S. pension plans and U.S. non-qualified plan participants, respectively, and paid $25 million to cover benefit claims for post-retirement benefit plans. HP presently anticipates making additional contributions of between $80 million and $100 million to its qualified and non-qualified pension plans and expects to pay $40 million to cover benefit claims for post-retirement plans during the remainder of fiscal 2006.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. Following unsuccessful arbitration, VG Wort filed a lawsuit against HP in May 2004 in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed plus interest on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit) plus interest on MFDs sold in Germany up to December 2001. HP has appealed the Stuttgart Court of Appeals' decision to the Bundesgerichtshof (the German Federal Supreme Court). On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold in Germany between 1997 and 2001, as well as for products sold from 2002 onwards. HP filed a response rejecting the claim in January 2006.

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

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has undertaken to be bound by a final decision. On December 23, 2004, the Munich State Court held that PCs are subject to a levy and that FSC must pay 12 euros plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Higher Regional Court of Bavaria. On December 15, 2005, the Higher Regional Court affirmed the Munich State Court decision. FSC filed a notice of appeal with the German Supreme Court in February 2006.

        On December 29, 2005, ZPU, a joint association of various German collection societies, instituted non-binding arbitration proceedings against HP before the arbitration board of the Patent and Trademark Office demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of 18.42 euros plus tax for each PC sold during that period. HP has filed a notice of defense in connection with these proceedings in February 2006 and the grounds for its defense in May 2006.

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

        Alvis v. HP is a nationwide defective product consumer class action filed in the District Court of Jefferson County, Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in the District Court of Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002, and the Texas Supreme Court reversed the certification and remanded to the trial court in May 2004. On March 29, 2005, the Alvis court certified a Texas-wide class action for injunctive relief only, which HP appealed on April 15, 2005. On June 4, 2003, each of Barrett v. HP and Grider v. Compaq was filed in the District Court of Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On December 22, 2003, the court entered an order staying the Barrett case until the conclusion of Alvis. On September 23, 2005, the court granted the Grider plaintiffs' motion to certify a nationwide class action, which HP has appealed to the Oklahoma Court of Civil Appeals. On November 5, 2004, Scott v. HP and, on January 27, 2005, Jurado v. HP were filed in state court in San Joaquin County, California, with factual allegations similar to those in LaPray and Alvis, seeking a California-only class certification, injunctive relief, unspecified damages (including punitive damages), restitution, costs, and attorneys' fees. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made, or caused to be made, false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to extend the statute of limitations on its investigation until December 6, 2006. HP is cooperating fully with this investigation.

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

        Neubauer, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in the Circuit Court, Third Judicial District, Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The court in the HP action has certified an Illinois class as to Intel but denied a nationwide class, and proceedings have been stayed pending resolution of the parties' appeal of this decision. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. The class action certification against Compaq has been stayed pending resolution of plaintiffs' appeal in the HP action. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit that was initially filed in state court in Alameda County, California, to which HP was joined on June 14, 2004, which is based upon factual allegations similar to those in the Neubauer cases. The Skold case has since been transferred to state court in Santa Clara County, California. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class.

        Feder v. HP (formerly Tyler v. HP) is a lawsuit filed in the United States District Court for the Northern District of California on June 16, 2005 asserting breach of express and implied warranty, unjust enrichment, violation of the Consumers Legal Remedies Act and deceptive advertising and unfair business practices in violation of California's Unfair Competition Law. Among other things, plaintiffs alleged that HP employed a "smart chip" in certain inkjet printing products in order to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the smart chip limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On September 6, 2005, a lawsuit captioned Ciolino v. HP was filed in the United States District Court for the Northern District of California. The allegations in the Ciolino case are substantively identical to those in Feder, and the two cases have been formally consolidated in a single proceeding in the District Court for the Northern District of California under the caption In Re: HP Inkjet Printer Litigation. The plaintiffs seek class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. Three related lawsuits filed in California state court, Tyler v. HP (filed in Santa Clara County on February 17, 2005), Obi v. HP (filed in Los Angeles County on February 17, 2005), and Weingart v. HP (filed in Los Angeles County on March 18, 2005), have been dismissed without prejudice by the plaintiffs. In addition, two related lawsuits filed in federal court, namely Grabell v. HP (filed in the District of New Jersey on March 18, 2005) and Just v. HP (filed in the Eastern District of New York on April 20, 2005), have been dismissed without prejudice by the plaintiffs. Substantially similar allegations have been made against HP and its subsidiary, Hewlett-Packard (Canada) Co., in three Canadian class actions, one commenced in British Columbia in February 2006 and two commenced in Quebec in April 2006 and May 2006, respectively, all seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

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

Settled Litigation and Proceedings

        Gateway Litigation.    On March 1, 2006, HP announced that it had entered into a binding term sheet with Gateway, Inc. ("GW"), eMachines, a wholly-owned subsidiary of Gateway ("eMachines"), and Amiga Development LLC, renamed AD Technologies ("ADT" and, collectively with GW and eMachines, "Gateway"), pursuant to which the parties agreed to negotiate and execute a definitive settlement agreement and a definitive patent cross-license agreement to memorialize the terms of their agreement to fully and finally resolve and settle the claims brought against one another and their affiliated entities in various patent infringement and related lawsuits in California and Texas and in proceedings before the United States International Trade Commission ("ITC"). In May 2006, the parties entered into the definitive settlement agreement and the definitive patent cross-license agreement. As part of the overall settlement, and in consideration of the releases and dismissals under the settlement agreement and the benefits under the patent cross-license agreement, Gateway agreed to pay HP a total of $47 million, $25 million which has been paid and $22 million to be paid not later than January 10, 2007. According to the terms of the definitive patent cross-license agreement, each party was granted a limited cross-license to the patents of the other party covering specified products in specified product categories, which license will terminate after a period of seven years with respect to all but seven of the cross-licensed patents and will continue for the life of the remaining seven patents. The lawsuits and proceedings described below will be resolved by the settlement:

  •
  A lawsuit filed against GW by HP and HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), on March 24, 2004 in the United States District Court for the Southern District of California alleging infringement of patents relating to various notebook, desktop and enterprise computer technologies and seeking an injunction, unspecified monetary damages, interest and attorneys' fees. The lawsuit included counterclaims brought by GW alleging infringement of various patents relating to computerized television, wireless, computer monitoring and computer expansion card technologies and seeking an injunction, unspecified monetary damages, interest and attorneys' fees.

  •
  A complaint filed by HP and HPDC with the ITC on May 6, 2004 alleging that GW infringed various computer technology patents and seeking an injunction.

  •
  A lawsuit against eMachines filed by HPDC on October 21, 2004 in the United States District Court for the Western District of Wisconsin (and subsequently transferred to the Southern District of Texas) alleging infringement of various HPDC patents relating to personal and desktop computers and seeking an injunction, unspecified monetary damages, interest and attorneys' fees.

  •
  A lawsuit against eMachines filed by HP and HPDC on June 6, 2005 in the Superior Court of California for the County of Santa Clara alleging that eMachines failed to observe its contractual obligations under the terms of its royalty-bearing license to HP and HPDC and seeking specific performance, specified costs and attorneys' fees.

  •
  A complaint filed by HPDC with the ITC on July 6, 2005 alleging infringement by both GW and eMachines of five computer technology patents and seeking to enjoin GW and eMachines from importing certain personal computers found to infringe the HPDC patents.

  •
  A complaint filed by GW with the ITC on July 2, 2004 alleging HP's infringement of various patents relating to audio control, imaging and computerized television technologies and seeking an injunction against HP's importation of its media center PCs and digital entertainment centers, among other similar multimedia products.

  •
  A lawsuit against HP filed by ADT on July 2, 2004 in the United States District Court for the Eastern District of Texas alleging infringement of patents relating to computer monitoring, imaging and decoder technologies and seeking an injunction, unspecified monetary damages, interest and attorneys' fees. The lawsuit included counterclaims brought by HP and HPDC alleging infringement by ADT and GW of HPDC patents related to personal computer technology.

  •
  A declaratory relief action against HPDC filed by GW on August 18, 2004 in the United States District Court for the Southern District of California (and subsequently consolidated into the litigation commenced in that court in March 2004) seeking a declaration of non-infringement and invalidity of HPDC's patents relating to personal computer technology. HP and HPDC answered and counterclaimed alleging infringement of the same patents and seeking an injunction, unspecified monetary damages, interest and attorneys' fees.

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

        The European Union ("EU") has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states has been delayed into 2006. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. HP is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe was adequate as of April 30, 2006. These accruals were not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

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

        HP has reclassified segment operating results for the three and six months ended April 30, 2005 to conform to certain fiscal 2006 organizational realignments. For each of the quarters in fiscal 2005, the reclassifications resulted primarily in revenue movement of $5 million or less between segments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

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

•
HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration and managed services. HPS also offers a variety of services tailored to particular industries such as manufacturing, network service providers, financial services, and the public sector, including government and education services. HPS collaborates with the Enterprise Server, Storage, and Software groups, as well as with third-party system integrators and software and networking companies to bring solutions to HP customers. HPS also works with HP's Imaging and Printing Group to provide Managed Print Services to enterprise customers. Technology Services provides a range of services, including standalone product support, high availability services for complex, global, networked, and multi-vendor environments and business continuity and recovery services. Technology Services also manages the delivery of product warranty support through its own service organization, as well as through authorized resellers. Consulting and Integration services help customers measure, assess and maintain the link between business and IT; design and integrate the customers' environments into a more adaptive infrastructure; and align, extend and manage applications and business processes. Consulting and Integration provides cross-industry solutions in areas such as supply chain, business portals, messaging and security. Managed Services offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services, and business process outsourcing.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops and notebooks as well as HP Compaq Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs. Workstations are individual computing products designed for users demanding enhanced performance programs, such as computer animation, engineering design and other programs requiring high resolution graphics. Workstations are provided for UNIX®, Windows® and Linux-based systems. Handheld computing devices include a series of HP iPAQ products, ranging from value devices which focus on primary uses such as music or Global Positioning System to advanced devices with voice and data capability, that run on Windows® Mobile software. Digital entertainment products include plasma and LCD flat panel televisions, the HP Digital Entertainment Center, DVD and RW drives, and DVD writers.

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

  •
  Corporate Investments is managed by the Office of Strategy and Technology and includes HP Labs and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products that enhance computing and enterprise solutions, as well as the licensing of specific HP technology to third-parties.

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

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions. Workforce rebalancing charges, which include involuntary workforce reductions and voluntary severance incentives, recorded in the three and six months ended April 30, 2005 have been included in business segment results.

        Selected operating results information for each business segment was as follows:

	Three months ended April 30
	Total Net Revenue		Earnings (Loss) from Operations
	2006	2005	2006	2005
	In millions
Enterprise Storage and Servers	$4,265	$4,187	$322	$180
HP Services	3,892	3,984	345	292
Software	330	274	3	(2)

Technology Solutions Group	8,487	8,445	670	470

Personal Systems Group	6,977	6,369	248	147
Imaging and Printing Group	6,724	6,390	1,041	814
HP Financial Services	518	544	39	58
Corporate Investments	122	123	(49)	(51)

Segment total	$22,828	$21,871	$1,949	$1,438

	Six months ended April 30
	Total Net Revenue		Earnings (Loss) from Operations
	2006	2005	2006	2005
	In millions
Enterprise Storage and Servers	$8,505	$8,238	$648	$249
HP Services	7,649	7,799	638	573
Software	634	510	12	(40)

Technology Solutions Group	16,788	16,547	1,298	782

Personal Systems Group	14,426	13,242	541	294
Imaging and Printing Group	13,269	12,457	2,014	1,746
HP Financial Services	1,014	1,099	77	103
Corporate Investments	251	238	(82)	(102)

Segment total	$45,748	$43,583	$3,848	$2,823

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
	In millions
Net revenue:
Total segments	$22,828	$21,871	$45,748	$43,583
Elimination of intersegment net revenue and other	(274)	(301)	(535)	(559)

Total HP consolidated net revenue	$22,554	$21,570	$45,213	$43,024

Earnings before taxes:
Total segment earnings from operations	$1,949	$1,438	$3,848	$2,823
Corporate and unallocated costs, and eliminations, excluding stock-based compensation expense	(50)	(120)	(122)	(170)
Unallocated costs related to stock-based compensation expense	(103)	—	(226)	—
Restructuring	14	(4)	(1)	(7)
In-process research and development charges	(2)	—	(52)	—
Amortization of purchased intangible assets	(151)	(151)	(298)	(318)
Interest and other, net	157	(87)	195	(62)
Gains (losses) on investments	6	3	4	(21)
Dispute settlement	—	—	—	(116)

Total HP consolidated	$1,820	$1,079	$3,348	$2,129

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. As a result of the Peregrine acquisition, the total assets of Software increased by approximately 32% to $1,858 million as of April 30, 2006 from $1,408 million as of October 31, 2005 due primarily to the goodwill and purchased intangible assets acquired. There have been no material changes in the total assets of TSG and the other segments.

  Net revenue by segment and business unit

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
	In millions
Net revenue:
Industry standard servers	$2,454	$2,371	$4,936	$4,703
Business critical systems	920	991	1,826	1,890
Storage	891	825	1,743	1,645

Enterprise Storage and Servers	4,265	4,187	8,505	8,238

Technology services	2,368	2,464	4,714	4,853
Managed services	788	771	1,534	1,525
Consulting and integration	736	749	1,401	1,421

HP Services	3,892	3,984	7,649	7,799

OpenView	228	182	433	335
OpenCall & other	102	92	201	175

Software	330	274	634	510

Technology Solutions Group	8,487	8,445	16,788	16,547

Desktops	3,569	3,541	7,423	7,359
Notebooks	2,815	2,212	5,769	4,550
Workstations	338	306	667	575
Handhelds	129	189	345	479
Other	126	121	222	279

Personal Systems Group	6,977	6,369	14,426	13,242

Commercial hardware	1,739	1,677	3,394	3,243
Consumer hardware	1,015	1,100	2,238	2,305
Supplies	3,957	3,601	7,609	6,882
Other	13	12	28	27

Imaging and Printing Group	6,724	6,390	13,269	12,457

HP Financial Services	518	544	1,014	1,099
Corporate Investments	122	123	251	238

Total segments	22,828	21,871	45,748	43,583

Eliminations of intersegment net revenue and other	(274)	(301)	(535)	(559)

Total HP consolidated	$22,554	$21,570	$45,213	$43,024

Note 16: Subsequent Event

        In May 2006, HP filed a shelf registration statement with the SEC for the sale of debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, HP issued $1.0 billion Floating Rate Global Notes under this registration statement. The Floating Rate Global Notes are senior unsecured debt and bear interest at a floating rate equal to the three-month USD LIBOR plus 0.125% per annum. The Floating Rate Global Notes pay interest quarterly and mature on May 22, 2009. HP may redeem the Floating Rate Global Notes, in whole or in part, at any time after May 22, 2007 at par. HP expects to use the proceeds to repay at maturity the 5.25% Euro Medium-Term Notes due July 2006. The remainder of the net proceeds will be used for general corporate purposes.

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

        As part of this effort, we continually evaluate our workforce and make adjustments we deem appropriate. In the fourth quarter of fiscal 2005, our Board of Directors approved a restructuring plan. Under this restructuring plan, we expect to eliminate approximately 15,300 positions through workforce restructurings or early retirement programs through the first quarter of fiscal 2007. Approximately 8,100 of these positions have been eliminated as of April 30, 2006. We expect approximately half of the cost savings from these actions to be reinvested in our businesses or used to offset market forces. When we make adjustments to our workforce, we may incur incremental expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift to global delivery is crucial to maintaining a long-term competitive cost structure. For more information on our restructuring plan, see Note 7 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

        In terms of how our execution has translated into financial performance, the following provides our overview of key second quarter and year-to-date fiscal 2006 financial metrics:

		TSG
	HP Consolidated
		ESS	HPS	Software	Total	PSG	IPG	HPFS
	in millions, except per share amounts
Three Months Ended April 30
Net revenue	$22,554	$4,265	$3,892	$330	$8,487	$6,977	$6,724	$518
Year-over-year net revenue % increase (decrease)	5%	2%	(2)%	20%	1%	10%	5%	(5)%
Earnings from operations	$1,657	$322	$345	$3	$670	$248	$1,041	$39
Earnings from operations as a % of net revenue	7%	8%	9%	1%	8%	4%	16%	8%
Net earnings	$1,899
Net earnings per share
Basic	$0.68
Diluted	$0.66
Six Months Ended April 30
Net revenue	$45,213	$8,505	$7,649	$634	$16,788	$14,426	$13,269	$1,014
Year-over-year net revenue % increase (decrease)	5%	3%	(2)%	24%	2%	9%	7%	(8)%
Earnings from operations	$3,149	$648	$638	$12	$1,298	$541	$2,014	$77
Earnings from operations as a % of net revenue	7%	8%	8%	2%	8%	4%	15%	8%
Net earnings	$3,126
Net earnings per share
Basic	$1.11
Diluted	$1.08

        Cash and cash equivalents at April 30, 2006 totaled $14.0 billion, an increase of $0.1 billion from the October 31, 2005 balance of $13.9 billion. The increase for the first six months of fiscal 2006 was related primarily to $5.5 billion of net cash provided by operating activities and the proceeds from shares issued in connection with employee stock plans. The increase was partially offset by $2.7 billion paid to repurchase our common stock, a $1.7 billion prepayment for common stock to be repurchased in the future, net cash paid for business acquisitions and dividend payments, and investments in property, plant and equipment.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), there have been no significant changes during the six months ended April 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Stock-Based Compensation Expense

        Effective November 1, 2005, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods' results. Under this method, we recognize compensation expense for all share-based payments granted after November 1, 2005 and prior to but not yet vested as of November 1, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the three and six months ended April 30, 2006 and 2005 was based on a market-based implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

        There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2006		2005		2006		2005
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$22,554	100.0%	$21,570	100.0%	$45,213	100.0%	$43,024	100.0%
Cost of sales(1)	16,970	75.2%	16,429	76.2%	34,362	76.0%	32,966	76.6%

Gross margin	5,584	24.8%	5,141	23.8%	10,851	24.0%	10,058	23.4%
Research and development	930	4.1%	890	4.1%	1,801	4.0%	1,768	4.1%
Selling, general and administrative	2,858	12.8%	2,933	13.6%	5,550	12.2%	5,637	13.1%
Amortization of purchased intangible assets	151	0.7%	151	0.7%	298	0.7%	318	0.8%
In-process research and development charges	2	—	—	—	52	0.1%	—	—
Restructuring	(14)	(0.1)%	4	—	1	—	7	—

Earnings from operations	1,657	7.3%	1,163	5.4%	3,149	7.0%	2,328	5.4%
Interest and other, net	157	0.7%	(87)	(0.4)%	195	0.4%	(62)	(0.1)%
Gains (losses) on investments	6	—	3	—	4	—	(21)	(0.1)%
Dispute settlement	—	—	—	—	—	—	(116)	(0.3)%

Earnings before taxes	1,820	8.0%	1,079	5.0%	3,348	7.4%	2,129	4.9%
(Benefit from) provision for taxes	(79)	(0.4)%	113	0.5%	222	0.5%	220	0.5%

Net earnings	$1,899	8.4%	$966	4.5%	$3,126	6.9%	$1,909	4.4%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of weighted average net revenue growth were as follows:

	Three months ended April 30, 2006	Six months ended April 30, 2006
	Percentage Points
Personal Systems Group	2.8	2.8
Imaging and Printing Group	1.5	1.9
Enterprise Storage and Servers	0.4	0.6
Software	0.3	0.3
Corporate Investments/Other	0.1	—
HP Financial Services	(0.1)	(0.2)
HP Services	(0.4)	(0.3)

Total HP	4.6	5.1

        For both the three and six months ended April 30, 2006, net revenue increased 5% from the prior year comparable periods (8% on a constant currency basis). The unfavorable currency impact for both periods was due primarily to the strengthening of the dollar against the euro and the yen. U.S. net revenue increased 6% to $7.8 billion for the second quarter of fiscal 2006, while international net revenue increased 4% to $14.8 billion. U.S. net revenue increased 7% to $15.7 billion for the first six months of fiscal 2006, as compared to the prior year period, while international revenue increased 4% to $29.5 billion.

        For the three and six months ended April 30, 2006, PSG net revenue increased across all regions as a result of an overall volume increase of 16% with strong growth in consumer and commercial markets and significant improvement in emerging markets. The volume increases were partially offset by an 8% decline in average selling prices ("ASPs") in commercial clients, which includes workstations, for both the three and six months ended April 30, 2006, and a 5% decline in ASPs in consumer clients during those same periods. Notebook PCs experienced revenue growth of 27% for both periods which, along with the 1% growth in desktop PCs for both periods, added to the net revenue growth.

        The net revenue growth in IPG for the second quarter and first six months of fiscal 2006 was due mainly to increased shipment volumes of printer supplies resulting from the continued expansion of the printer hardware placement and the strong performance of color-related products.

        For the three and six months ended April 30, 2006, ESS net revenue growth was the result primarily of strong unit growth in our industry standard servers business ("ISS"), increased option attach rates in our ProLiant server line and continued strong performance in mid-range EVA products within our Storage business. The ESS growth was moderated by revenue declines in our tape and supplies business and PA-RISC and Alpha Server product lines.

        The net revenue growth in Software for the second quarter and first six months of fiscal 2006 was due primarily to growth in our OpenView business as a result of the Peregrine acquisition and an increase in support and service contracts. The declines in revenue in the HPS and HPFS business segments moderated overall HP growth. HPS net revenue decreased in both periods due primarily to declines in the technology services business resulting from unfavorable currency impacts, declines related to changes in the mix of platforms being serviced and the competitive services environment. The HPFS net revenue decline for the three and six months ended April 30, 2006 was the result primarily of lower used equipment sales.

Stock-Based Compensation Expense

        Effective November 1, 2005, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations for the three and six months ended April 30, 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. During the second quarter of fiscal 2006, we recorded $124 million in pre-tax stock-based compensation expense, of which $33 million is included in cost of sales, $15 million is included in research and development expense and $76 million is included in sales, general and administrative expense. During the first half of fiscal 2006, we recorded $268 million in pre-tax stock-based compensation expense, of which $72 million is included in cost of sales, $33 million is included in research and development expense and $163 million is included in sales, general and administrative expense. Total stock-based compensation expense, net of tax, for the three and six months ended April 30, 2006 was $85 million and $186 million, respectively. The stock-based compensation expense related to employee stock options and the employee stock purchase plan is recorded at the corporate level and therefore does not have an impact on segment results. See Note 2 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Gross Margin

        The weighted average components of the change in gross margin as a percentage of net revenue were as follows:

	Three months ended April 30, 2006	Six months ended April 30, 2006
	Percentage Points
Imaging and Printing Group	0.6	—
Enterprise Storage and Servers	0.5	0.6
HP Services	0.1	(0.1)
Software	0.1	0.2
Personal Systems Group	(0.1)	0.1
HP Financial Services	(0.1)	(0.1)
Corporate Investments/Other	(0.1)	(0.1)

Total HP	1.0	0.6

        Total company gross margin increased for both the second quarter and first six months of fiscal 2006, as compared to the same periods in the prior year. For IPG, the gross margin increase in the second quarter of fiscal 2006 was attributable mainly to an overall mix shift in consumer hardware and favorable supplies margins. For the six months ended April 30, 2006, IPG gross margin remained flat due to an overall mix shift from hardware to supplies that was offset by the unfavorable effects of the shift towards lower-priced products during that period. The improvement in ESS gross margin for both periods was due primarily to a favorable unit mix, improved discount management and effective cost control measures. HPS gross margin was impacted unfavorably by declines related to changes in the mix of platforms being serviced and the continued competitive environment in the solutions and services business for the first six months of fiscal 2006. This was partially offset by a continued focus on cost structure improvement from delivery efficiencies, which resulted in a gross margin increase in the second quarter of fiscal 2006. The improvement in Software gross margin for both periods was due primarily to more effective management of the support and services costs for OpenView. For the three months ended April 30, 2006, PSG's contribution to our total company's weighted average growth in gross margin declined, while the PSG segment gross margin increased from the same period in the prior year. PSG's gross margin improved for the six months ended April 30, 2006. The gross margin improvements in PSG for both periods resulted primarily from reduced warranty expense as a percentage of revenue, a product mix shift towards higher margin Notebook PCs and component cost declines. HPFS gross margin was impacted unfavorably in both periods due primarily to a higher mix of operating lease assets in current year periods.

Operating Expenses

        Research and Development

        Total research and development ("R&D") expense as a percentage of net revenue remained flat for the three months ended April 30, 2006. R&D expense increased during both the three and six months ended April 30, 2006 due primarily to higher bonus accruals and stock-based compensation partially offset by cost savings from workforce reductions and expense controls. For the six months ended April 30, 2006, total R&D expense as a percentage of net revenue decreased from the same period in the prior year due to the year-over-year increase in net revenue exceeding the year-over-year increase in R&D spending. As a percentage of net revenue, each of our segments experienced a year-over-year decline or little or no change in R&D expense.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense declined as a percentage of net revenue in both the second quarter and first six months of fiscal 2006 from the prior year comparable periods, due primarily to revenue growing faster than SG&A expenses. Total expense decreased slightly for both periods as savings from workforce reductions and expense controls and favorable currency impacts associated with the strengthening of the dollar against the euro and the yen were partially offset by higher bonus accruals and stock-based compensation expense. For both the second quarter and first six months of fiscal 2006, each of our major segments experienced a decline in expenses compared to the prior year comparable periods.

  Amortization of Purchased Intangible Assets

        The amortization expense remained unchanged in the second quarter of fiscal 2006, as compared to the same period in the prior year, while it decreased during the first six months in fiscal 2006 from the same period in the prior year. The decrease in amortization expense for the six months ended April 30, 2006 was due to a decrease in amortization expense related to certain intangible assets associated with the Compaq Computer Corporation ("Compaq") acquisition that had reached the end of their amortization period, partially offset by an increase in amortization expense related primarily to the Scitex Vision Ltd. ("Scitex"), Peregrine Systems, Inc. ("Peregrine") and OuterBay Technologies, Inc. ("OuterBay") acquisitions in the first six months of fiscal 2006. See Note 5 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  In-Process Research and Development Charges

        In the second quarter and first six months of fiscal 2006, we recorded $2 million and $52 million, respectively, of in-process research & development charges in connection with the acquisitions completed during the periods.

  Restructuring

        Restructuring charges for the three months ended April 30, 2006 resulted in a net credit of $14 million, due primarily to a $4 million curtailment gain from the U.S. retiree medical program and a $37 million settlement gain from the U.S. pension plans, both related to the fiscal 2005 restructuring plan, partially offset by a net charge of $27 million related to true-ups of severance and other related restructuring charges for the fiscal 2001, 2002, 2003 and 2005 plans. The restructuring charges for the six months ended April 30, 2006 were $1 million, which included true-ups of severance and other related restructuring charges in the first six months of fiscal 2006, partially offset by the curtailment and settlement gains from our U.S. retiree medical program and U.S. pension plans. For more information, see Note 7 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  Workforce Rebalancing

        As part of our ongoing cost structure evaluation, our various business segments routinely review the size of their workforces and make adjustments they deem appropriate. As part of this effort, we reduced headcount by approximately 1,600 employees in certain business segments as of April 30, 2005, and recorded approximately $177 million and $236 million, respectively, for the three and six months ended April 30, 2005, in workforce rebalancing charges for employee severance and related costs. Workforce rebalancing charges are included in the business segment results.

Interest and Other, Net

        Interest and other, net increased by $244 million and $257 million, respectively, in the second quarter and first six months of fiscal 2006 compared to the corresponding periods in fiscal 2005, resulting primarily from a charge of $101 million recorded in the second quarter of fiscal 2005 for estimated sales and use taxes and related interest associated with pre-acquisition Compaq sales and use tax audits, higher net interest income over the prior year related to higher short-term interest rates in fiscal 2006, favorable currency impacts on various balance sheet items and lower interest expense in fiscal 2006 related to our debt repayments made after April 30, 2005.

Gains (Losses) on Investments

        Net gains for the second quarter and first six months of fiscal 2006 resulted primarily from gains on the sale of investments, offset in part by impairment charges on our investment portfolio. The losses in the first six months of fiscal 2005 were attributable mainly to impairment charges on our equity investments portfolio, offset partially by gains on the sale of investments.

Dispute Settlement

        During the first six months of fiscal 2005, we reached a legal settlement of $141 million in our patent infringement case with Intergraph Hardware Technologies Company ("Intergraph"). We recorded a charge of $116 million related to the cross-license agreement for products shipped in prior years.

(Benefit from) Provision for Taxes

        Our effective tax rate was (4.3)% and 10.5% for the three months ended April 30, 2006 and April 30, 2005, respectively, and 6.6% and 10.3% for the six months ended April 30, 2006 and April 30, 2005, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the U.S.

        Other income tax adjustments of $437 million further decreased the effective tax rate for the three and six months ended April 30, 2006. This amount includes reductions to net income tax accruals of $49 million and $443 million as a result of the final settlement of the Internal Revenue Service ("IRS") examinations of our U.S. income tax returns for fiscal years 1993 to 1995 and 1996 to 1998, respectively. The reductions to the net income tax accruals for fiscal years 1996 to 1998 relate primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, other issues involving our non-U.S. operations and interest accruals. These favorable income tax adjustments were offset in part by an increase of approximately $35 million to deferred tax liabilities related to earnings outside the U.S. as well as $20 million in additional net income tax accruals primarily related to non-U.S. income tax examinations.

        Other income tax adjustments of $106 million and $160 million further reduced the effective tax rate for the three and six months ended April 30, 2005, respectively. Of the $106 million, $63 million represents the net adjustment to deferred taxes related to intercompany product transfers. The remaining $43 million represents net favorable adjustments, primarily related to the net favorable resolution of foreign tax matters. For the six months ended April 30, 2005, the $160 million benefit included the $63 million deferred tax adjustment in the second fiscal quarter and $105 million resulting from an agreement with the IRS in the first fiscal quarter, which reduced accruals of U.S. taxes on earnings outside the U.S. These adjustments are offset in part by other net unfavorable income tax adjustments of $8 million.

        Also benefiting the effective tax rates for the three and six months ended April 30, 2005 were certain pre-tax charges of $101 million and $217 million, respectively. The $101 million pre-tax charge for the three months ended April 30, 2005 consisted of our estimate of taxes and interest associated with pre-acquisition Compaq sales and use tax audits for the years 1998-2002. The $217 million of pre-tax charges for the six months ended April 30, 2005 also included the $116 million pre-tax charge recorded in the first quarter of fiscal 2005 associated with the dispute settlement with Intergraph. As both items are deductible from U.S. taxable income at the statutory rate of 35%, the effective tax rates for the three and six months ended April 30, 2005 were reduced by an additional 2.1 percentage points and 2.3 percentage points, respectively.

Segment Information

        A description of the products and services for each segment can be found in Note 15 to the Consolidated Condensed Financial Statements. We have presented the business segments in this Form 10-Q based on our management organizational structure as of April 30, 2006 and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

        ESS, HPS and Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended April 30
	2006	2005	% Increase
	In millions
Net revenue	$4,265	$4,187	1.9%
Earnings from operations	$322	$180	78.9%
Earnings from operations as a % of net revenue	7.5%	4.3%
	Six months ended April 30
	2006	2005	% Increase
	In millions
Net revenue	$8,505	$8,238	3.2%
Earnings from operations	$648	$249	160.2%
Earnings from operations as a % of net revenue	7.6%	3.0%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended April 30, 2006	Six months ended April 30, 2006
	Percentage Points
Industry standard servers	2.0	2.8
Storage	1.6	1.2
Business critical systems	(1.7)	(0.8)

Total ESS	1.9	3.2

        On a constant currency basis, ESS net revenue increased 6% for the second quarter and increased 7% for the first six months of fiscal 2006 compared to the same periods in fiscal 2005. The unfavorable currency impact for both periods was due primarily to the strengthening of the dollar against the euro and the yen. The net revenue growth in industry standard servers of 4% and 5%, respectively, for the second quarter and first six months of fiscal 2006, compared to the same periods in fiscal 2005 was driven by strong unit growth, increased option attach rates in the ProLiant server line, the growth in Blade revenues and, to a lesser extent, from a favorable unit mix. Storage net revenue increased 8% and 6% for the second quarter and first six months of fiscal 2006, respectively, with continued strong performance in mid-range EVA products within the storage area networks offerings while the tape and supplies businesses moderated the overall Storage growth. Business critical systems net revenue decreased 7% and 3% in the second quarter and first six months of fiscal 2006, respectively, due primarily to revenue declines in the PA-RISC product line and the planned decline in the Alpha Server product line, offset by net revenue growth in Integrity servers. Integrity servers posted strong net revenue growth, reaching 36% of the business critical systems revenue mix in the second quarter of fiscal 2006 and 33% in the first six months of fiscal 2006, up from 17% and 16%, respectively, in the same prior fiscal year periods. For the three and six months ended April 30, 2006, NonStop server net revenue decreased 6% and 2%, respectively, compared to the same periods in fiscal 2005 due in part to a mature installed base.

        ESS earnings from operations as a percentage of net revenue for the second quarter of fiscal 2006 increased by 3.2 percentage points, reflecting a 2.7 percentage point increase in gross margin combined with a 0.5 percentage point decline in operating expenses. For the first six months of fiscal 2006, the 4.6 percentage point increase in the earnings from operations ratio as a percentage of net revenue was driven primarily by a 3.1 percentage point increase in gross margin combined with a 1.5 percentage point decline in operating expense as a percentage of net revenue. The improvement in gross margin for both periods was due primarily to a favorable unit mix, improved discount management, and effective cost control measures. The increase was partially offset, for both periods, by a continued mix shift towards industry standard servers within the segment and the ongoing mix shift to lower-margin Integrity products within business critical systems. The decrease in operating expense as a percentage of net revenue for both periods resulted primarily from increased revenue, while operating expenses remained flat for the second quarter of fiscal 2006 and decreased slightly for the first six months of fiscal 2006. Our reduced operating expenses reflected the benefits of our workforce reductions along with expense controls.

HP Services

	Three months ended April 30
	2006	2005	% (Decrease) Increase
	In millions
Net revenue	$3,892	$3,984	(2.3)%
Earnings from operations	$345	$292	18.2%
Earnings from operations as a % of net revenue	8.9%	7.3%
	Six months ended April 30
	2006	2005	% (Decrease) Increase
	In millions
Net revenue	$7,649	$7,799	(1.9)%
Earnings from operations	$638	$573	11.3%
Earnings from operations as a % of net revenue	8.3%	7.3%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended April 30, 2006	Six months ended April 30, 2006
	Percentage Points
Technology services	(2.4)	(1.8)
Managed services	0.4	0.1
Consulting and integration	(0.3)	(0.2)

Total HPS	(2.3)	(1.9)

        On a constant currency basis, HPS net revenue increased 2% for both the second quarter and first six months of fiscal 2006 compared to the same periods in fiscal 2005. For both periods, the unfavorable currency impact was due primarily to the strengthening of the dollar against the euro and the yen. Net revenue in technology services decreased 4% and 3% for the second quarter and the first six months of fiscal 2006, respectively, due primarily to unfavorable currency impacts, declines related to changes in the mix of platforms being serviced and the competitive services environment. This decline was moderated by growth in our IT solutions business such as multi-vendor integrated support services. For the three and six months ended April 30, 2006, managed services net revenue increased 2% and 1%, respectively, from the same prior year periods. The revenue increase for both periods was driven by new business and existing account growth, which was offset by unfavorable currency impacts, a continued shift to smaller deals, and a focus on making more strategic portfolio decisions to improve profitability. Net revenue in consulting and integration for the second quarter and first six months of fiscal 2006 decreased 2% and 1%, respectively, compared to the same periods in fiscal 2005, due primarily to unfavorable currency impacts and a favorable contract dispute resolution in the second quarter of fiscal 2005.

        HPS earnings from operations as a percentage of net revenue for the second quarter and first six months of fiscal 2006 increased by 1.6 and 1.0 percentage points, respectively. The operating margin increase was the result of a combination of a slight change in gross margin and a decrease in operating expenses as a percentage of net revenue. Gross margin increased for the second quarter, while it decreased for the first six months of fiscal 2006. The gross margin decrease in HPS for the first six months of fiscal 2006 was driven by declines related to changes in the mix of platforms being serviced and the continued competitive environment in the solutions and services business. The decrease was partially offset by a continued focus on cost structure improvement from delivery efficiencies, which resulted in a gross margin increase in the second quarter of fiscal 2006. Improved efficiencies in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue for both periods. In technology services, we began to see stabilization in the mix impact as our portfolio continues to evolve from higher margin proprietary support to lower margin areas such as multi-vendor integrated support and solution services. Technology services operating margin for both periods continued to benefit from improved delivery efficiencies. Managed services operating margin improved for both periods due to delivery efficiencies, reduced operating expenses and making more strategic portfolio decisions to improve profitability. Consulting and integration operating margin improved for both periods due to continued operational improvement in controlling costs associated with presale activities, more efficient utilization of our consultants and delivery cost management.

Software

	Three months ended April 30
	2006	2005	% Increase
	In millions
Net revenue	$330	$274	20.4%
Earnings (loss) from operations	$3	$(2)	250.0%
Earnings (loss) from operations as a % of net revenue	0.9%	(0.7)%
	Six months ended April 30
	2006	2005	% Increase
	In millions
Net revenue	$634	$510	24.3%
Earnings (loss) from operations	$12	$(40)	130.0%
Earnings (loss) from operations as a % of net revenue	1.9%	(7.8)%

        On a constant currency basis, Software net revenue increased 25% for the second quarter and 28% for the first six months of fiscal 2006 compared to the same periods in fiscal 2005. The unfavorable currency impact resulted from the strengthening of the dollar against the euro and the yen. The acquisition of Peregrine represented 17.5 and 9.4 percentage points of Software's net revenue growth in the first three and six months of fiscal 2006, respectively. Net revenue associated with the Peregrine acquisition is included in the results of OpenView. OpenView, our management solutions software product line, represented 17.2 and 19.4 percentage points of growth on a weighted average net revenue basis for the three and six months ended April 30, 2006, respectively. OpenCall, our telecommunications solutions product line, contributed the remaining 3.2 and 4.9 percentage points of the weighted average net revenue increase for the three and six months ended April 30, 2006, respectively. OpenView net revenue growth for both periods was the result of acquisitions and increases in support and services contracts. OpenCall net revenue growth for both periods was the result of increased product sales and licenses and larger contracts.

        The operating margin improvement of 1.6 percentage points for the three months ended April 30, 2006 as compared to the same period in fiscal 2005 was the result of an increase in gross margin as a percentage of net revenue. The operating margin improvement of 9.7 percentage points for the six months ended April 30, 2006 as compared to the same period in fiscal 2005 was the result primarily of a decrease in operating expense as a percentage of net revenue and an increase in gross margin as a percentage of net revenue. The improvements in gross margin were driven by more effective management of the support and services costs for OpenView for both the second quarter and the first six months of fiscal 2006 as compared to the same periods in fiscal 2005. In addition, gross margin for the first six months of fiscal 2006 was favorably impacted by a shift to higher margin products within OpenCall as compared to the same period in fiscal 2005. The decrease in operating expense as a percentage of net revenue for the six months ended April 30, 2006 was attributable to slower growth in research and development expenses attributable to cost management efforts, partially offset by higher growth in administrative expenses related to the integration of Peregrine.

Personal Systems Group

	Three months ended April 30
	2006	2005	% Increase
	In millions
Net revenue	$6,977	$6,369	9.5%
Earnings from operations	$248	$147	68.7%
Earnings from operations as a % of net revenue	3.6%	2.3%

	Six months ended April 30
	2006	2005	% Increase
	In millions
Net revenue	$14,426	$13,242	8.9%
Earnings from operations	$541	$294	84.0%
Earnings from operations as a % of net revenue	3.8%	2.2%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended April 30, 2006	Six months ended April 30, 2006
	Percentage Points
Notebook PCs	9.5	9.2
Workstations	0.5	0.7
Desktop PCs	0.4	0.5
Handhelds	(0.9)	(1.0)
Other	—	(0.5)

Total PSG	9.5	8.9

        On a constant currency basis, PSG's net revenue increased 13% for the second quarter and 12% for the first six months of fiscal 2006 compared to the same periods in fiscal 2005. The unfavorable currency impact for both periods was due primarily to the strengthening of the dollar against the euro and the yen. For both periods, net revenue increased across all regions and each business unit with the exception of Handhelds and Other, due primarily to an overall volume increase of 16% for the second quarter and for the first six months of fiscal 2006. Volume increases in both periods were the result of strong growth in the consumer and commercial markets, with significant improvement in emerging markets such as China, India, Brazil, and Russia. The PSG volume increases in both periods were moderated by an 8% decline in ASPs in commercial clients, which includes workstations, and a 5% decline in ASPs in consumer clients. The ASP declines in both periods were due to pricing decisions resulting from lower component costs as well as competitive pricing pressures, which declines were partially offset by a strong monitor attach rate in commercial desktop PCs. For the second quarter of fiscal 2006, net revenue increases in notebook and desktop PCs were 27% and 1%, respectively, while net revenue for consumer clients and commercial clients increased by 24% and 3%, respectively, from the prior year comparable period. For the first six months of fiscal 2006, net revenue increases in notebook and desktop PCs were 27% and 1%, respectively, while net revenue for consumer clients and commercial clients increased 21% and 4%, respectively, from the prior year comparable period.

        PSG earnings from operations as a percentage of net revenue for the second quarter increased 1.3 percentage points due to a 0.1 percent improvement in gross margin and a 1.2 percentage point reduction in operating expenses. For the first six months of fiscal 2006, PSG's earning from operations increased 1.6 percentage points due to a 0.7 percentage point improvement in gross margin and a 0.9 percentage point reduction in operating expenses. The gross margin improvement for both periods was due primarily to reduced warranty expense as a percentage of net revenue, a product mix shift toward higher margin notebook PCs and component cost declines. The operating expense decline as a percentage of net revenue for both periods was the result of a combination of increased net revenue and the effect of continued cost control measures.

Imaging and Printing Group

	Three months ended April 30
	2006	2005	% Increase
	In millions
Net revenue	$6,724	$6,390	5.2%
Earnings from operations	$1,041	$814	27.9%
Earnings from operations as a % of net revenue	15.5%	12.7%

	Six months ended April 30
	2006	2005	% Increase
	In millions
Net revenue	$13,269	$12,457	6.5%
Earnings from operations	$2,014	$1,746	15.3%
Earnings from operations as a % of net revenue	15.2%	14.0%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended April 30, 2006	Six months ended April 30, 2006
	Percentage Points
Supplies	5.6	5.8
Commercial hardware	1.0	1.2
Consumer hardware	(1.3)	(0.5)
Other	(0.1)	—

Total IPG	5.2	6.5

        On a constant currency basis, IPG's net revenue increased 8% for the second quarter and 9% for the first six months of fiscal 2006 compared to the same periods in fiscal 2005. The unfavorable currency impact was due primarily to the strengthening of the dollar against the euro and the yen. For the second quarter and first six months of fiscal 2006, the growth in printer supplies net revenue reflected higher shipment volumes as a result of the continued expansion of printer hardware placement and the strong performance of color-related products. The growth in commercial hardware net revenue was attributable mainly to unit volume growth in color laser printers and multifunction printers and, to a lesser extent, revenue growth in our large format printing associated with the completion of our acquisition of substantially all of the assets of Scitex on November 1, 2005. The continued shift in demand to lower-priced products and strategic pricing moderated the net revenue increase in commercial hardware for the second quarter and the first six months of fiscal 2006. The decrease in consumer hardware net revenue for the second quarter and first six months of fiscal 2006 was attributable to the decline in average revenue per unit associated with the continued shift towards lower-priced products and the ongoing decline in the scanner market. This decline was moderated by the continued strength in our all-in-one devices and photo and Officejet Pro printers.

        For the three months ended April 30, 2006, IPG earnings from operations as a percentage of net revenue increased 2.8 percentage points, driven by a 1.8 percentage point increase in gross margin and 1.0 percentage point decline in operating expenses. The gross margin increase in the second quarter of fiscal 2006 was attributable mainly to an overall mix shift in consumer hardware and favorable supplies margins. Operating expense as a percentage of net revenue for the second quarter of fiscal 2006 declined year-over-year, due mainly to realized savings from our cost structure initiatives coupled with the increased revenue. For the six months ended April 30, 2006, IPG earnings from operations as a percentage of net revenue increased 1.2 percentage points, due primarily to decline in operating expenses. Gross margin remained flat as compared to the same period in fiscal 2005, with the overall mix shift from hardware to supplies offsetting the unfavorable effects of the shift towards lower-priced products in the first six months of fiscal 2006. Operating expense as a percentage of net revenue for the first six months of fiscal 2006 declined year-over-year, due mainly to realized savings from our cost structure initiatives coupled with the increased revenue.

HP Financial Services

	Three months ended April 30
	2006	2005	% Decrease
	In millions
Net revenue	$518	$544	(4.8)%
Earnings from operations	$39	$58	(32.8)%
Earnings from operations as a % of net revenue	7.5%	10.7%

	Six months ended April 30
	2006	2005	% Decrease
	In millions
Net revenue	$1,014	$1,099	(7.7)%
Earnings from operations	$77	$103	(25.2)%
Earnings from operations as a % of net revenue	7.6%	9.4%

        For the three and six months ended April 30, 2006, the decrease in HPFS net revenue from the prior year comparable periods was the result primarily of lower used equipment sales. Lower other end of lease revenue and an unfavorable currency impact also contributed to the decrease.

        For the three months ended April 30, 2006, the 3.2 percentage point decrease in earnings from operations as a percentage of net revenue consisted of a 4.2 percentage point decrease in gross margin offset partially by a 1.0 percentage point decrease in operating expense. For the six months ended April 30, 2006, the 1.8 percentage point decrease in earnings from operations as a percentage of net revenue consisted of a 2.2 percentage point decrease in gross margin, offset partially by a 0.4 percentage point decrease in operating expense. The gross margin decline in the second quarter was due primarily to a higher mix of operating lease assets, higher bad debt and interest expenses, and lower margins from end of lease activities, including used equipment sales. The increase in bad debt expense was due to the release in fiscal 2005 of reserves related to aged receivables in EMEA that were subsequently collected and lower recoveries from accounts previously written off, which increase was partially offset by lower credit losses. The gross margin decline for the six months ended April 30, 2006 was due primarily to a higher mix of operating lease assets, lower margins from end of lease activities, including used equipment sales, and higher interest expense. The decrease in operating expenses as a percentage of net revenue for both periods was the result of cost savings achieved through continued cost controls.

Financing Originations

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
	In millions
Total financing originations	$902	$1,043	$1,871	$2,119

        New financing originations, which include intercompany activity, decreased 14% and 12% for the three and six months ended April 30, 2006, respectively, compared to the same periods in fiscal 2005. The decreases reflect lower lease penetration rates of HP product revenues.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2006		October 31, 2005
	In millions
Portfolio assets(1)	$7,250		$7,085

Allowance for doubtful accounts	92		111
Operating lease equipment reserve	43		45

Total reserve	135		156

Net portfolio assets	$7,115		$6,929

Reserve coverage	1.9%		2.2%
Debt to equity ratio(2)	5.8	x	5.5	x

(1)
Portfolio assets at April 30, 2006 and October 31, 2005 include financing receivables of approximately $5.0 billion and net equipment under operating leases of $1.3 billion, as disclosed in Note 8 to the Consolidated Condensed Financial Statements. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $400 million, both at April 30, 2006 and October 31, 2005, and intercompany leases of approximately $500 million at April 30, 2006 and approximately $400 million at October 31, 2005, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at April 30, 2006 increased 2% from October 31, 2005. The increase resulted primarily from a favorable currency impact. The overall percentage of portfolio assets reserved decreased due primarily to the write-off of assets covered by specific reserves and lower reserves resulting from a stronger portfolio risk profile.

        HPFS funds its operations mainly through a combination of intercompany debt and equity. The increase in the debt to equity ratio reflects a planned increase in portfolio leverage.

Roll-forward of Reserves:

	October 31, 2005	Additions to allowance	Deductions, net of recoveries	April 30, 2006
	In millions
Allowance for doubtful accounts	$111	$16	$(35)	$92
Operating lease equipment reserve	45	7	(9)	43

Total reserve	$156	$23	$(44)	$135

Corporate Investments

	Three months ended April 30
	2006	2005	% Decrease
	In millions
Net revenue	$122	$123	(0.8)%
Loss from operations	$(49)	$(51)	(3.9)%
Loss from operations as a % of net revenue	(40.2)%	(41.5)%
	Six months ended April 30
	2006	2005	% Increase (Decrease)
	In millions
Net revenue	$251	$238	5.5%
Loss from operations	$(82)	$(102)	(19.6)%
Loss from operations as a % of net revenue	(32.7)%	(42.9)%

        For the three and six months ended April 30, 2006, the majority of the net revenue in Corporate Investments related to network infrastructure products, which remained flat for the three months ended April 30, 2006 as compared to the same period in fiscal 2005. Revenue for the six months ended April 30, 2006 increased 5% as a result of continued increased sales of gigabit Ethernet switch products, as compared to the same period in fiscal 2005.

        Corporate Investments' loss from operations for the three and six months ended April 30, 2006 decreased from the same periods in the prior fiscal year due to decreased operating expenses related to corporate development, global alliances and HP Labs which were partially offset by a decrease in operating margins and profit from network infrastructure products. The decrease in operating profit from network infrastructure products was due primarily to softness in the Ethernet switch market and the timing of new product launches. Expenses related to corporate development, global alliances and HP Labs decreased 14% and 18% for the three and six months ended April 30, 2006, respectively, as compared to the same periods in fiscal 2005, due to lower spending on strategic initiatives. These expenses contributed to the majority of the loss from operations, but were offset in part by operating profit from network infrastructure product sales.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION (Sources and Uses of Cash)

	Six months ended April 30
	2006	2005
	In millions
Net cash provided by operating activities	$5,480	$3,932
Net cash used in investing activities	(1,465)	(930)
Net cash used in financing activities	(3,894)	(1,303)

Net increase in cash and cash equivalents	$121	$1,699

Operating Activities

        Net cash provided by operating activities rose by approximately $1.5 billion in the six months ended April 30, 2006 as compared to the corresponding period in fiscal 2005. The increase was due primarily to higher earnings, lower pension contributions, delayed cash payments relating to our current year bonus accrual, and an improved cash conversion cycle offset partially by higher restructuring payments.

Investing Activities

        Net cash used in investing activities increased by $535 million for the six months ended April 30, 2006 as compared to the corresponding period in fiscal 2005. The increase was due primarily to higher cash paid for acquisitions.

Financing Activities

        Net cash used in financing activities increased by $2.6 billion in the six months ended April 30, 2006 as compared to the corresponding period in fiscal 2005. The increase was due primarily to a $1.7 billion prepayment for common stock to be repurchased in the future, higher repurchases of common stock under our regular open market share repurchase program and higher repayments of debt, notes payable and commercial paper. Such increases were offset in part by higher proceeds received from shares issued in connection with employee stock plans.

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 88 million shares for approximately $2.7 billion in the first half of fiscal 2006. In the first half of fiscal 2005, we repurchased approximately 59 million shares for an aggregate price of $1.2 billion.

        In addition to the shares we repurchased, we received approximately 7 million shares for an aggregate price of $232 million under a prepaid variable share purchase program ("PVSPP") entered into with a third-party investment bank during the first quarter of 2006. Under the PVSPP, we prepaid $1.7 billion in the first quarter of fiscal 2006 in exchange for the right to receive a variable number of shares of our common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. We recorded the payment as a prepaid stock repurchase in the stockholders' equity section of our Consolidated Condensed Balance Sheet, and the payment was included in the cash flows from financing activities in the Consolidated Condensed Statement of Cash Flows. In connection with this program, the investment bank has purchased and will continue to trade shares of our common stock in the open market over time. The prepaid funds will be expended ratably over the term of the program.

        Under the PVSPP, the prices at which we purchase the shares are subject to a minimum and maximum price that was determined in advance of any repurchases being completed under the program, thereby effectively hedging our repurchase price. The minimum and maximum number of shares we could receive under the program are 52 million shares and 70 million shares, respectively. The exact number of shares to be repurchased is based upon the volume weighted average market price of our shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares we are permitted to repurchase. We decrease our shares outstanding each settlement period as shares are physically received. We will retire all shares repurchased under the PVSPP, and we will no longer deem those shares outstanding.

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. On February 14, 2006, our Board of Directors authorized an additional $4.0 billion for future repurchases of our outstanding shares of common stock. As of April 30, 2006, we had remaining authorization of approximately $2.9 billion in future share repurchases. Previously authorized share repurchases also will be made under the PVSPP through the second quarter of fiscal 2007 until the remaining available balance under the PVSPP has been exhausted.

Key Performance Metrics

	Three months ended
	April 30, 2006	October 31, 2005
Days of sales outstanding in accounts receivable	39	39
Days of supply in inventory	36	35
Days of purchases outstanding in accounts payable	(53)	(52)

Cash conversion cycle	22	22

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

        DSO remained flat compared to the fourth quarter of fiscal 2005. The increase in both DOS and DPO resulted mainly from the relatively lower cost of goods sold due primarily to effective cost control during the three months ended April 30, 2006 compared to the three months ended October 31, 2005. As a result, the cash conversion cycle remained flat for the three months ended April 30, 2006 compared to the fourth quarter ended October 31, 2005.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities and the overall cost of capital. Outstanding debt decreased to $5.0 billion as of April 30, 2006 as compared to $5.2 billion at October 31, 2005, bearing weighted average interest rates of 5.0% and 4.7%, respectively. Short-term borrowings increased to $2.6 billion at April 30, 2006 from $1.8 billion at October 31, 2005. The increase reflects primarily the reclassification from long-term to short-term of the $1.0 billion U.S. Dollar Global Notes maturing in December 2006, offset partially by the repayment of the $200 million Series A Medium-Term Notes. During the first half of fiscal 2006, we issued $427 million and repaid $505 million of commercial paper. As of April 30, 2006, we had $41 million in total borrowings collateralized by certain financing receivable assets that were issued during the first half of fiscal 2006.

        HP, and not the HPFS financing business, issued or assumed the vast majority of our total outstanding debt. Like other financial services companies, HPFS has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At April 30, 2006, HPFS had approximately $7.1 billion in net portfolio assets, which include short-and long-term financing receivables and operating lease assets.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third-parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $1.2 billion as of April 30, 2006. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros, or approximately $663 million (the "Euro Program"). Trade receivables of approximately $2.2 billion were sold during the first half of fiscal 2006, including approximately $1.6 billion under the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs. As of April 30, 2006, there was approximately $509 million available under these programs, of which $311 million related to the Euro Program.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At April 30, 2006
	Original Amount Available
		Used	Available
	In millions
2002 Shelf Registration Statement
Debt, global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	944	2,056
U.S. Credit Facility, maturing December 2010	3,000	—	3,000
Lines of credit	2,371	37	2,334
Commercial paper programs
U.S.	6,000	—	6,000
Euro	500	131	369

	$17,871	$3,112	$14,759

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

        In May 2006, we filed a shelf registration statement with the SEC for the sale of debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, we issued $1.0 billion Floating Rate Global Notes under this registration statement. We expect to use the proceeds to repay at maturity our 5.25% Euro Medium-Term Notes due July 2006. The remainder of the net proceeds will be used for general corporate purposes.

Contractual Obligations

        At April 30, 2006, our unconditional purchase obligations are approximately $2.3 billion, compared with $2.1 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

Funding Commitments

        We previously disclosed in our Consolidated Financial Statements for the year ended October 31, 2005 that we expected to contribute approximately $245 million to our pension plans, approximately $40 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims for our post-retirement benefit programs. As of April 30, 2006, we have made approximately $175 million and $28 million of contributions to non-U.S. pension plans and U.S. non-qualified plan participants, respectively, and paid $25 million to cover benefit claims for post-retirement benefit plans. We presently anticipate making additional contributions of between $80 million and $100 million to our qualified and non-qualified pension plans and expect to pay $40 million to cover benefit claims for post-retirement plans during the remainder of fiscal 2006. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement plans primarily for the payment of retiree health claims incurred during the fiscal year.

        We expect to make significant cash outlays associated with our restructuring plans during fiscal 2006. As a result of our approved restructuring plans, we expect future cash expenditures of $950 million. The majority of this amount is recorded on our Consolidated Condensed Balance Sheet at April 30, 2006. We intend to expense $13 million in future periods as we incur the costs or we meet the requirements to record the costs as a liability. We expect to make cash payments of approximately $400 million during the remainder of fiscal 2006 and the remaining amount of $550 million over the next five fiscal years.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2006, we are not involved in any material unconsolidated SPEs.

Indemnifications

        In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third-party to such arrangement from any losses incurred relating to the services they perform on behalf of us or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments we have made related to these indemnifications have been immaterial.

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

        The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mix of products and configurations that meet customer requirements, and we may not succeed at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position. In addition, in the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of the problem and to determine appropriate solutions. However, we may have limited ability to control quality issues, particularly with respect to faulty components manufactured by third-parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch"), we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could have a material adverse effect on our operating results.

If we do not effectively manage our product and services transitions, our revenue may suffer.

        Many of the industries in which we compete are characterized by rapid technological advances in hardware performance, software functionality and features, frequent introduction of new products, short product life cycles, and continual improvement in product price characteristics relative to product performance. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be supported adequately by application software. Our revenue and gross margin also may suffer due to the timing of product or service introductions by our suppliers and competitors. This is especially challenging when a product has a short life cycle or a competitor introduces a new product just before our own product introduction. Furthermore, sales of our new products and services may replace sales, or result in discounting of some of our current offerings, offsetting the benefit of even a successful introduction. There also may be overlaps in the current products and services of HP and portfolios acquired through mergers and acquisitions that we must manage. In addition, it may be difficult to ensure performance of new customer contracts in accordance with our revenue, margin and cost estimates and to achieve operational efficiencies embedded in our estimates. Given the competitive nature of our industry, if any of these risks materializes, future demand for our products and services and our results of operations may suffer.

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our business depends or if third-parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the United States and similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect our proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. Also, because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third-parties, and we may not be able to obtain or to continue to obtain licenses and technologies from these third-parties at all or on reasonable terms, or such third-parties may demand cross-licenses. Third-parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. In recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies such as HP. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreements to us. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. Further, our costs of operations could be affected on an ongoing basis by the imposition of copyright levies or similar fees by rights holders or collection agencies in certain jurisdictions, primarily in Europe. In addition, it is possible that as a consequence of a merger or acquisition transaction third-parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

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

        As more than 60% of our sales are from countries outside of the United States, other currencies, particularly the euro and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Based on our currency modeling as of April 30, 2006, we believe that currency movements in fiscal 2006 will have an adverse impact on results reported in U.S. dollars relative to year-over-year periods.

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

        Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. In addition, some areas, including California and parts of the East Coast, Southwest and Midwest of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. Moreover, our planned consolidation of all of our worldwide IT data centers into six centers located in the southern U.S. could increase the impact on us of a natural disaster or other business disruption occurring in that geographic area.

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

We depend on third-party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly.

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

  •
  Contingent workers.    We also rely on third-party suppliers for the provision of contingent workers, and our failure to manage our use of such workers effectively could adversely affect our results of operations. As described in Note 14 to the Consolidated Condensed Financial Statements, we have been exposed to various legal claims relating to the status of contingent workers and could face similar claims in the future. We may be subject to shortages, oversupply or fixed contractual terms relating to contingent workers, as described above. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

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

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Any of these changes could affect our profitability. Furthermore, our tax provisions could be adversely affected as a result of any new interpretative accounting guidance related to accounting for uncertain tax provisions.

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

        Historically, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In July 2005, we announced workforce restructurings as well as reductions through a U.S. early retirement program. We now expect these programs to involve the termination or early retirement of approximately 15,300 employees worldwide through the first quarter of fiscal 2007, particularly through hiring in key areas. We expect approximately half of the cost savings to be used to offset market forces or to be reinvested in our businesses to strengthen HP's competitiveness. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, and increased costs associated with workforce reductions in those locations, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

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

  •
  the announcement of new products, services, technological innovations or acquisitions by HP or competitors; and

  •
  quarterly increases or decreases in revenue, gross margin or earnings, changes in estimates by the investment community or guidance provided by HP, and variations between actual and estimated financial results.

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

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third-parties, create system disruptions or cause shutdowns. In addition, computer programmers and hackers may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. As a result, we could incur significant expenses in addressing problems created by security breaches of our network and any security vulnerabilities of our products. Moreover, we could lose existing or potential customers for information technology outsourcing services or other information technology solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third-parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, including our planned consolidation of all of our worldwide IT data centers into six centers, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected in the past, and in the future could adversely affect, our financial results, stock price and reputation.

Any failure by us to manage acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects.

        As part of our business strategy, we frequently engage in discussions with third-parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions ("extraordinary transactions") and enter into agreements relating to such extraordinary transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of extraordinary transactions can be more pronounced for larger and more complicated transactions, or if multiple transactions are pursued simultaneously. If we fail to identify and complete successfully extraordinary transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

  •
  coordinating and combining administrative, manufacturing, research and development and other operations, subsidiaries, facilities and relationships with third-parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures;

  •
  achieving savings from supply chain integration; and

  •
  managing integration issues shortly after or pending the completion of other independent transactions.

        We evaluate and enter into significant extraordinary transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any transaction, and the timeframe for achieving benefits of a transaction may depend partially upon the actions of employees, suppliers or other third-parties. In addition, the pricing and other terms of our contracts for extraordinary transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth above under Note 14 contained in the Consolidated Condensed Financial Statements in Item 1 of Part 1 is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (February 2006)	7,873,000	$31.63	7,873,000	$5,730,920,944
Month #2 (March 2006)	30,675,135	$33.28	30,675,135	$4,710,001,068
Month #3 (April 2006)	8,586,598	$32.88	8,586,598	$4,427,697,702

Total	47,134,733	$32.93	47,134,733

        HP repurchased shares in the second quarter of fiscal 2006 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the second quarter of fiscal 2006, other than shares repurchased under the prepaid variable share repurchase program discussed below, were purchased in open market transactions.

        In addition to the shares that HP repurchased, HP received approximately 7 million shares of common stock under its prepaid variable share purchase program ("PVSPP") during the second quarter of fiscal 2006. HP entered into the PVSPP with a third-party investment bank during the first quarter of fiscal 2006. Under the PVSPP, HP prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. The approximately 7 million shares of common stock that HP received under the PVSPP reduced the prepaid balance under the PVSPP by $232 million. Such shares and amounts are reflected in the table above in the months the shares were received.

        The prices at which HP purchases shares under the PVSPP are subject to a minimum and maximum that were determined in advance of any repurchases being completed, thereby effectively hedging HP's repurchase price. The exact number of shares to be repurchased is based upon the volume weighted average market price of HP's shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP is permitted to repurchase. HP decreases its shares outstanding each settlement period as shares are physically received. HP will retire all shares repurchased under the PVSPP, and HP will no longer deem those shares outstanding. See Note 12 to the Consolidated Condensed Financial Statements for more details.

        On February 14, 2006, HP's Board of Directors authorized an additional $4.0 billion for future repurchases of outstanding shares of common stock. As of April 30, 2006, HP had remaining authorization of approximately $2.9 billion for future share repurchases. Previously authorized share repurchases also will be made under the PVSPP through the second quarter of fiscal 2007 until the remaining available balance under the PVSPP has been exhausted.

Item 4. Submission of Matters to a Vote of Security Holders.

        HP held its annual meeting of stockholders on March 15, 2006 in Los Angeles, California.

        At the 2006 annual meeting of stockholders, the stockholders elected the following individuals to the Board of Directors for the succeeding year or until their successors are duly qualified and elected:

Name	Votes For	Votes Withheld
Lawrence T. Babbio, Jr.	2,256,716,073	128,573,718
Sari M. Baldauf	2,344,605,724	40,684,066
Patricia C. Dunn	2,337,897,089	47,392,701
Richard A. Hackborn	2,306,298,254	78,991,536
John H. Hammergren	2,332,522,800	52,766,991
Mark V. Hurd	2,322,879,627	62,071,163
Dr. George A. Keyworth II	2,316,049,176	69,240,615
Thomas J. Perkins	2,331,548,911	53,740,879
Robert L. Ryan	2,344,133,153	41,156,638
Lucille S. Salhany	2,255,677,423	129,612,368
Robert P. Wayman	2,241,605,810	143,683,981

        At the 2006 annual meeting of stockholders, stockholders took the following actions:

  •
  The stockholders approved the ratification of the appointment of Ernst & Young LLP as HP's independent registered public accounting firm for the 2006 fiscal year. There were 2,330,334,618 votes cast for the ratification, 28,501,758 votes cast against the ratification and 26,453,414 abstentions.

  •
  The stockholders approved the Hewlett-Packard Company 2005 Pay-for-Results Plan (the "2005 Plan"). There were 2,200,499,176 votes cast for the 2005 Plan, 154,673,848 votes cast against the 2005 Plan and 30,116,766 abstentions.

  •
  The stockholders voted against a stockholder proposal that director nominees be elected by the affirmative vote of the majority of votes cast at an annual meeting of stockholders. There were 882,119,534 votes cast for the proposal, 1,075,677,992 votes cast against the proposal and 70,149,189 abstentions.

  •
  The stockholders voted against a stockholder proposal requesting that HP's Board of Directors adopt a policy of reviewing and possibly recouping for the benefit of HP performance-based bonuses or other compensation in the event of a significant restatement of financial results or significant extraordinary write-off. There were 232,659,403 votes cast for the proposal, 1,757,904,724 votes cast against the proposal and 37,382,588 abstentions.

        As previously reported in a Current Report on Form 8-K filed on May 22, 2006, Mr. Perkins resigned as a director of HP effective May 18, 2006.

Item 6. Exhibits.

        The Exhibit Index beginning on page 77 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ R. P. WAYMAN Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 8, 2006

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective May 18, 2006.	8-K	001-04423	99.2	May 22, 2006
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)
	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(f)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001

4(g)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(h)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(i)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(j)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
4(k)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(l)	Form of $1,000,000,000 Global Notes due May 22, 2009.	S-3	333-134327	4.10	June 7, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Registrant's 1987 Director Option Plan.*	S-8	33-30769	4	August 31, 1989
10(g)	Amendment of Registrant's 1987 Director Option Plan, effective July 17, 1991.*	10-K	001-04423	10(g)	January 14, 2005

10(h)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(i)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(j)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(k)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(l)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(m)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(n)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(o)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.2	November 23, 2005
10(p)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(q)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(r)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005.*	8-K	001-04423	99.1	November 23, 2005
10(s)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005

10(t)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(u)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(v)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(w)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(x)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(y)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(z)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(a)(a)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(b)(b)	Registrant's Service Anniversary Stock Plan, as amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003
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

10(d)(d)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*‡
10(e)(e)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(e)(e)	March 10, 2006
10(f)(f)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(g)(g)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(h)(h)	Form of Stock Option Agreement for Registrant's 1987 Director Option Plan, as amended.*	10-K	001-04423	10(n)(n)	January 14, 2005
10(i)(i)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(j)(j)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(l)(l)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2003 Program.*	10-Q	001-04423	10(p)(p)	September 8, 2005
10(m)(m)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005

10(n)(n)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(o)(o)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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