Form 10-Q
period 2006-07-31
HEWLETT PACKARD CO
filed 2006-09-11
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2006
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

        The number of shares of HP common stock outstanding as of August 31, 2006 was 2,738,957,986 shares.

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

PART I

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2006	2005	2006	2005
	In millions, except per share amounts
Net revenue:
Products	$17,359	$16,463	$53,745	$50,503
Services	4,449	4,202	13,109	13,004
Financing income	82	94	249	276

Total net revenue	21,890	20,759	67,103	63,783

Costs and expenses:
Cost of products(1)	12,910	12,549	40,277	38,492
Cost of services(1)	3,497	3,342	10,373	10,253
Financing interest	65	51	184	163
Research and development(1)	920	863	2,721	2,631
Selling, general and administrative(1)	2,830	2,761	8,380	8,398
Amortization of purchased intangible assets	153	168	451	486
Restructuring	5	112	6	119
In-process research and development charges	—	—	52	—

Total operating expenses	20,380	19,846	62,444	60,542

Earnings from operations	1,510	913	4,659	3,241

Interest and other, net	221	119	416	57
Gains (losses) on investments	7	(6)	11	(27)
Dispute settlement	—	7	—	(109)

Earnings before taxes	1,738	1,033	5,086	3,162
Provision for taxes(2)	363	960	585	1,180

Net earnings	$1,375	$73	$4,501	$1,982

Net earnings per share:
Basic	$0.50	$0.03	$1.61	$0.69

Diluted	$0.48	$0.03	$1.57	$0.68

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Weighted average shares used to compute net earnings per share:
Basic	2,768	2,873	2,799	2,889

Diluted	2,839	2,907	2,870	2,919

(1)
Costs and expenses for the three and nine months ended July 31, 2006 included SFAS 123R stock-based compensation expense. See Note 2 to the Consolidated Condensed Financial Statements for additional information.

(2)
Provision for taxes included income tax benefit from stock-based compensation.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	July 31, 2006	October 31, 2005
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,981	$13,911
Short-term investments	14	18
Accounts receivable	9,631	9,903
Financing receivables	2,561	2,551
Inventory	7,464	6,877
Other current assets	8,674	10,074

Total current assets	44,325	43,334

Property, plant and equipment	6,369	6,451
Long-term financing receivables and other assets	8,154	7,502
Goodwill	16,850	16,441
Purchased intangible assets	3,494	3,589

Total assets	$79,192	$77,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$4,316	$1,831
Accounts payable	10,695	10,223
Employee compensation and benefits	2,813	2,343
Taxes on earnings	1,848	2,367
Deferred revenue	4,212	3,815
Accrued restructuring	678	1,119
Other accrued liabilities	10,420	9,762

Total current liabilities	34,982	31,460

Long-term debt	2,451	3,392
Other liabilities	5,411	5,289
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,736 and 2,837 shares issued and outstanding, respectively)	27	28
Additional paid-in capital	17,830	20,490
Prepaid stock repurchase	(1,060)	—
Retained earnings	19,522	16,679
Accumulated other comprehensive income (loss)	29	(21)

Total stockholders' equity	36,348	37,176

Total liabilities and stockholders' equity	$79,192	$77,317

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2006	2005
	In millions
Cash flows from operating activities:
Net earnings	$4,501	$1,982
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,757	1,799
Stock-based compensation expense	395	76
Provision for bad debt and inventory	172	189
(Gains) losses on investments	(11)	27
In-process research and development charges	52	—
Restructuring charges	6	119
Deferred taxes on earnings	381	(124)
Excess tax benefit from stock-based compensation	(159)	—
Other, net	29	(138)
Changes in assets and liabilities:
Accounts and financing receivables	364	1,795
Inventory	(728)	175
Accounts payable	472	(307)
Taxes on earnings	(479)	878
Restructuring	(486)	(118)
Other assets and liabilities	1,843	(211)

Net cash provided by operating activities	8,109	6,142

Cash flows from investing activities:
Investment in property, plant and equipment	(1,571)	(1,473)
Proceeds from sale of property, plant and equipment	459	466
Purchases of available-for-sale securities and other investments	(29)	(1,724)
Maturities and sales of available-for-sale securities and other investments	58	1,947
Payments made in connection with business acquisitions, net	(823)	(339)

Net cash used in investing activities	(1,906)	(1,123)

Cash flows from financing activities:
Issuance of commercial paper and notes payable, net	1,556	279
Issuance of debt	1,094	18
Payment of debt	(1,220)	(1,520)
Issuance of common stock under employee stock plans	1,690	798
Repurchase of common stock	(5,015)	(2,115)
Prepayment of common stock repurchases	(1,722)	—
Excess tax benefit from stock-based compensation	159	—
Dividends	(675)	(697)

Net cash used in financing activities	(4,133)	(3,237)

Increase in cash and cash equivalents	2,070	1,782
Cash and cash equivalents at beginning of period	13,911	12,663

Cash and cash equivalents at end of period	$15,981	$14,445

Supplemental schedule of noncash financing activities:
Net issuances of restricted stock	$37	$134
Issuance of options assumed in business acquisitions	$11	—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2006, its results of operations for the three and nine months ended July 31, 2006 and 2005, and its cash flows for the nine months ended July 31, 2006 and 2005. The Consolidated Condensed Balance Sheet as of October 31, 2005 is derived from the October 31, 2005 audited financial statements. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        The results of operations for the three and nine months ended July 31, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Revenue Recognition

        HP recognizes revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, HP allocates revenue to each element based on its relative fair value. Fair value for software is determined based on vendor specific objective evidence ("VSOE") or, in the absence of VSOE for the delivered elements, the residual method when VSOE exists for all the undelivered elements. In the absence of fair value for a delivered element, HP first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, HP defers revenue for the delivered elements until the undelivered elements are delivered. HP limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

        HP ceases revenue recognition on delinquent accounts based upon a number of factors, including customer credit history, number of days past due and the terms of the customer agreement. HP resumes revenue recognition and recognizes any associated deferred revenue when appropriate customer actions are taken to remove accounts from delinquent status.

  Products

        Under HP's standard terms and conditions of sale, HP transfers title and risk of loss to the customer at the time product is delivered to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. HP reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by HP directly or with HP's distributors and resellers. HP recognizes revenue allocated to software licenses at the inception of the license. HP records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. HP accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time HP recognizes revenue.

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

  Stock-Based Compensation

        Effective November 1, 2005, HP adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended July 31, 2006 includes stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. HP recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, HP recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. HP has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

  Recent Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by HP in the first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. HP is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

Note 2: Stock-Based Compensation

        At July 31, 2006, HP has the following stock-based employee compensation plans as described below. The total compensation expense before tax related to these plans was $127 million and $395 million, respectively, for the three and nine months ended July 31, 2006. Prior to November 1, 2005, HP accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, HP generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

        Prior to November 1, 2005, HP provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

        Effective November 1, 2005, HP adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 included compensation expense for all share-based payment awards granted prior to, but not yet vested as of, November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. HP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. HP estimated the forfeiture rate for the first nine months of fiscal 2006 based on its historical experience for fiscal grant  years where the majority of the vesting terms have been satisfied.

        As a result of adopting SFAS 123R, earnings before income taxes for the three and nine months ended July 31, 2006 was lower by $112 million and $334 million, respectively, and net earnings for the three and nine months ended July 31, 2006 was lower by $80 million and $235 million, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended July 31, 2006 was $0.03 per share and the impact on both basic and diluted earnings per share for the nine months ended July 31, 2006 was $0.08 per share. In addition, prior to the adoption of SFAS 123R, HP presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those options are classified as financing cash flows.

        The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and nine months ended July 31, 2005, if HP had applied the fair value recognition provisions of SFAS 123:

	Three months ended July 31, 2005	Nine months ended July 31, 2005
	In millions, except per share amounts
Net earnings, as reported	$73	$1,982
Add: stock-based compensation included in reported net earnings, net of related tax effects	22	52
Less: stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(134)	(417)

Pro forma net (losses) earnings	$(39)	$1,617

Basic net earnings (losses) per share:
As reported	$0.03	$0.69

Pro forma	$(0.01)	$0.56

Diluted net earnings (losses) per share:
As reported	$0.03	$0.68

Pro forma	$(0.01)	$0.56

Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Prior to November 1, 2005, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of November 1, 2005, HP changed the ESPP so that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, HP recognizes the expense based on the 15% discount at purchase. For the three and nine months ended July 31, 2006, ESPP compensation expense was, in each case net of tax, $17 million and $42 million, respectively.

Incentive Compensation Plans

        HP stock option plans include principal plans adopted in 2004, 2000, 1995 and 1990 ("principal option plans"), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. All regular employees were eligible to receive stock options in the first nine months of fiscal 2006. Options granted under the principal option plans are generally non-qualified stock options, but the principal option plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of HP's common stock on the option grant date (as determined by the average of the highest and lowest reported sale prices of HP's common stock on that date). The contractual term of options granted since fiscal 2003 is generally eight years, while the contractual term of options granted prior to fiscal 2003 is generally ten years. Under the principal option plans, HP may choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP has not granted any discounted options since fiscal 2003.

        Under the principal option plans, HP granted certain employees cash, restricted stock awards, or both. Restricted stock awards are nonvested stock awards that may include grants of restricted stock or grants of restricted stock units. Cash and restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest one to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. HP expenses the cost of the restricted stock awards, which HP has determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

        In light of new accounting guidance under SFAS 123R, beginning in the second quarter of fiscal 2005 HP reevaluated its assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the three and nine months ended July 31, 2006 and 2005 was based on a market-based implied volatility.

        As part of its SFAS 123R adoption, HP also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, HP identified three employee populations. HP used the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted average expected life in months of the combined three identified employee populations. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the three populations identified. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

        The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Stock Options(1)		ESPP
	Three months ended July 31		Three months ended July 31
	2006	2005	2005
Weighted average fair value of grants	$10.38	$5.94	$6.41
Risk-free interest rate	5.07%	3.88%	3.19%
Dividend yield	1.00%	1.30%	1.53%
Expected volatility	30%	26%	30%
Expected life in months	60	54	6

	Stock Options(1)		ESPP
	Nine months ended July 31		Nine months ended July 31
	2006	2005	2005
Weighted average fair value of grants	$9.32	$5.62	$4.50
Risk-free interest rate	4.34%	3.92%	2.67%
Dividend yield	1.02%	1.50%	1.62%
Expected volatility	29%	28%	30%
Expected life in months	57	54	6

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity under the principal option plans as of July 31, 2006 and changes during the nine months ended July 31, 2006 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2005	531,233	$30
Granted and assumed through acquisitions	51,162	$31
Exercised	(63,761)	$21
Forfeited/cancelled/expired	(30,612)	$39

Outstanding at July 31, 2006	488,022	$30	4.9	$3,010

Vested and expected to vest at July 31, 2006	479,204	$30	4.8	$2,947

Exercisable at July 31, 2006	355,819	$32	4.2	$2,067

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2006. This amount changes based on the fair market value of HP's stock. Total intrinsic value of options exercised for the three and nine months ended July 31, 2006 was $192 million and $683 million, respectively. Total fair value of options vested and expensed for the three and nine months ended July 31, 2006 was, in each case net of tax, $63 million and $193 million, respectively.

        As of July 31, 2006, $749 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.55 years.

        Cash received from option exercises and purchases under the ESPP for the three and nine months ended July 31, 2006 was $536 million and $1,690 million, respectively. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards for the three and nine months ended July 31, 2006 totaled $71 million and $271 million, respectively.

        Nonvested restricted stock awards as of July 31, 2006 and changes during the nine months ended July 31, 2006 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at October 31, 2005	8,869	$21
Granted	1,354	$32
Vested	(2,490)	$21
Forfeited	(1,378)	$21

Nonvested at July 31, 2006	6,355	$24

        As of July 31, 2006, there was $103 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.68 years.

        In the three and nine months ended July 31, 2006, HP recorded $9 million and $40 million, respectively, of stock-based compensation expense, net of tax, relating to options assumed through acquisitions and with discounted exercise prices. In the three and nine months ended July 31, 2005, HP recorded $22 million and $52 million, respectively, of stock-based compensation expense, net of tax, relating to options assumed through acquisitions and with discounted exercise prices.

        For the three and nine months ended July 31, 2006, HP allocated stock-based compensation expense related to the ESPP and the principal option plans under SFAS 123R as follows:

	Three months ended July 31, 2006	Nine months ended July 31, 2006
	In millions
Cost of sales	$35	$107
Research and development	17	50
Selling, general and administrative	75	238

Stock-based compensation expense before income taxes	127	395
Income tax benefit	(38)	(120)

Total stock-based compensation expense after income taxes	$89	$275

Note 3: Net Earnings Per Share ("EPS")

        HP calculates basic EPS using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended July 31		Nine months ended July 31
	2006	2005	2006	2005
	In millions, except per share amounts
Numerator:
Net earnings	$1,375	$73	$4,501	$1,982
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	1	—	5	5

Net earnings, adjusted	$1,376	$73	$4,506	$1,987

Denominator:
Weighted-average shares used to compute basic EPS	2,768	2,873	2,799	2,889
Effect of dilutive securities:
Dilution from employee stock plans	63	34	63	22
Zero-coupon subordinated convertible notes	8	—	8	8

Dilutive potential common shares	71	34	71	30

Weighted-average shares used to compute diluted EPS	2,839	2,907	2,870	2,919

Net earnings per share:
Basic	$0.50	$0.03	$1.61	$0.69
Diluted	$0.48	$0.03	$1.57	$0.68

        For the third quarter of fiscal 2006 and 2005, HP excluded options to purchase approximately 135 million shares and 265 million shares, respectively, from the calculation of diluted EPS because the effect was antidilutive. For the first nine months of fiscal 2006 and 2005, HP excluded options to purchase approximately 135 million shares and 443 million shares, respectively, from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price for the period.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	July 31, 2006	October 31, 2005
	In millions
Accounts receivable	$9,825	$10,130
Allowance for doubtful accounts	(194)	(227)

	$9,631	$9,903

Financing receivables	$2,603	$2,608
Allowance for doubtful accounts	(42)	(57)

	$2,561	$2,551

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third-parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $1.2 billion as of July 31, 2006. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros, or approximately $670 million (the "Euro Program"). HP sold trade receivables of approximately $2.1 billion during the first nine months of fiscal 2006, including approximately $1.4 billion under the Euro Program. Fees associated with these facilities generally do not differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs. As of July 31, 2006, there was approximately $535 million available under these programs, of which $343 million related to the Euro Program.

  Inventory

	July 31, 2006	October 31, 2005
	In millions
Finished goods	$5,225	$4,940
Purchased parts and fabricated assemblies	2,239	1,937

	$7,464	$6,877

Note 5: Acquisitions

Peregrine

        On December 19, 2005, HP acquired the outstanding shares of Peregrine Systems, Inc. ("Peregrine") in a cash merger for $26.08 per share. The purchase price was approximately $489 million, consisting of $442 million of cash paid, which includes direct transaction costs, as well as the assumption of certain liabilities in connection with the transaction. HP intended the acquisition of Peregrine to add key asset and service management components to the HP OpenView portfolio, a distributed management software suite for business operations and IT. In connection with this acquisition, HP recorded approximately $294 million of goodwill and $162 million of amortizable intangible assets. HP also expensed $34 million for in-process research and development ("IPR&D"). HP is amortizing the purchased intangibles, principally customer relationships and developed technology, on a straight-line basis over their estimated useful lives ranging from five to six years.

Other Acquisitions

        HP also completed six other acquisitions during the first nine months of fiscal 2006. Total consideration for these acquisitions and the buyout of a minority interest was approximately $456 million, which includes direct transaction costs. The largest of these transactions was the acquisition of substantially all of the assets of Scitex Vision Ltd ("Scitex"). The Scitex asset acquisition is expected to expand HP's leadership in printing into the industrial wide-format market.

        HP recorded approximately $187 million of goodwill and $194 million of purchased intangibles in connection with these other acquisitions. HP also recorded approximately $18 million of IPR&D related to these acquisitions in the first nine months of fiscal 2006.

        HP has included the results of operations of these transactions prospectively from the respective date of the transaction. HP has not presented the pro forma results of operations of the acquired businesses because the results are not material to HP's results of operations on either an individual or an aggregate basis.

Pending Acquisitions

        On July 25, 2006, HP entered into an Agreement and Plan of Merger pursuant to which HP will acquire Mercury Interactive Corporation ("Mercury"), a leading IT management software and services company, for $52 per share, representing an enterprise value of approximately $4.5 billion, net of existing cash and debt.

        The acquisition is being conducted by means of a tender offer for all of the outstanding shares of Mercury. HP commenced the tender offer on August 17, 2006, and HP expects to complete the acquisition in the fourth calendar quarter of 2006.

        The closing of the merger is subject to customary closing conditions, and, depending on the number of shares held by HP after its acceptance of the shares properly tendered in connection with the offer, approval of the merger by the holders of Mercury's outstanding shares remaining after the completion of the tender offer also may be required. In addition, the closing of the merger is subject to the filing with the SEC of Mercury's Annual Report on Form 10-K for Mercury's fiscal year ended December 31, 2005.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of July 31, 2006 and changes in the carrying amount of goodwill for the nine months ended July 31, 2006 were as follows:

	HP Services	Enterprise Storage and Servers	Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2005	$6,360	$5,077	$748	$2,335	$1,769	$152	$16,441
Goodwill acquired during the period	16	79	305	—	81	—	481
Goodwill adjustments	(39)	(37)	23	(17)	(1)	(1)	(72)

Balance at July 31, 2006	$6,337	$5,119	$1,076	$2,318	$1,849	$151	$16,850

        The goodwill adjustments for acquisitions made, as shown above, related primarily to revisions of acquisition-related tax estimates for all acquisitions and the reduction of a restructuring liability associated with fiscal 2002 and 2001 restructuring plans of Compaq Computer Corporation ("Compaq") prior to its acquisition by HP. These reductions resulted from adjusting original estimates to actual costs incurred at various locations throughout the world.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	July 31, 2006			October 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,581	$(1,212)	$1,369	$2,401	$(972)	$1,429
Developed and core technology and patents	1,922	(1,239)	683	1,750	(1,040)	710
Product trademarks	98	(78)	20	94	(66)	28

Total amortizable purchased intangible assets	4,601	(2,529)	2,072	4,245	(2,078)	2,167
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$6,023	$(2,529)	$3,494	$5,667	$(2,078)	$3,589

        Estimated future amortization expense related to finite-lived purchased intangible assets at July 31, 2006 is as follows:

Fiscal year:	In millions
2006 (remaining 3 months)	$150
2007	543
2008	476
2009	394
2010	289
Thereafter	220

Total	$2,072

Note 7: Restructuring Charges and Workforce Rebalancing

  Fiscal 2005 Restructuring Plans

        In the fourth quarter of fiscal 2005, HP's Board of Directors approved a restructuring plan designed to simplify HP's structure, reduce costs and place greater focus on its customers. Under the plan, approximately 15,300 employees left or are expected to leave HP through the first quarter of fiscal 2007. The initial charge for these actions totaled $1.6 billion. After completion of HP's voluntary severance programs in Europe and Asia, total charges in connection with this plan, coupled with other final adjustments, are expected to exceed the original estimate by up to $70 million. For the three and nine months ended July 31, 2006, HP recognized charges of approximately $3 million and $33 million, respectively, relating to employee severance and other benefits charges, during the third quarter and first nine months of fiscal 2006. These charges were offset by curtailment gains of $2 million and $19 million, respectively, from the U.S. retiree medical program, and settlement gains of $7 million and $44 million, respectively, from the U.S. pension plans.

        The charge in the fourth quarter of fiscal 2005 included approximately $400 million related to employee severance and other benefits associated with the early retirement of 3,200 U.S. employees who left HP by October 31, 2005. The majority of these costs were funded by HP's pension plan assets. The remaining charges of approximately $1.2 billion, which include approximately $100 million of non-cash stock compensation, are related to severance and other benefits for approximately 12,000 employees. Pursuant to the plan, approximately 1,900 positions were eliminated during the third quarter of fiscal 2006, bringing the total to 10,000 as of July 31, 2006. The majority of the remaining 5,300 employees are expected to leave through the first quarter of fiscal 2007. HP expects to pay out the majority of the costs relating to severance and other employee benefits before the end of fiscal 2007.

        In the third quarter of fiscal 2005, HP's management approved a restructuring plan and HP recorded restructuring charges of $109 million related to severance and related costs associated with the termination of approximately 1,450 employees, all of whom left HP as of October 31, 2005. Of the initial restructuring amount, HP has paid substantially all of it as of July 31, 2006.

  Fiscal 2005 Workforce Rebalancing

        In addition to the restructuring activities described above, HP incurred approximately $236 million for the six months ended April 30, 2005 in workforce rebalancing charges within certain business segments, primarily for severance and related costs. As a result of these workforce rebalancing actions, approximately 3,000 employees left HP as of October 31, 2005. HP expects to pay out majority of the remaining severance and other employee benefits of $12 million during fiscal 2006.

  Fiscal 2003 Restructuring Plans

        In the three and nine months ended July 31, 2006, HP recorded adjustments of $3 million and $1 million, respectively, in additional restructuring charges. HP expects to pay out the majority of the remaining severance and other employee benefits of $8 million during fiscal 2006. HP anticipates the remaining costs of vacating duplicative facilities of $6 million to be substantially settled by the end of fiscal 2006.

  Fiscal 2002 and 2001 Restructuring Plans

        The 2001 and 2002 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. In the three and nine months ended July 31, 2006, HP recorded additional adjustments of $8 million and $35 million, respectively. These charges pertained to severance and other related restructuring adjustments. In addition, an adjustment for the nine months ended July 31, 2006 includes an $18 million reduction of goodwill pertaining to severance and other related restructuring true-ups. The aggregate $109 million restructuring liability with respect to these plans as of July 31, 2006 relates primarily to facility lease obligations and severance. HP expects to pay out these obligations over the life of the related obligations, which extend to the end of fiscal 2010.

Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above for the three and nine months ended July 31, 2006 was as follows:

								As of July 31, 2006
		Three months ended July 31, 2006 charges (reversals)	Nine months ended July 31, 2006 charges (reversals)
	Balance, October 31, 2005			Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, July 31, 2006	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2005 plans:
Employee severance and other benefits charges (by segment)
Enterprise Storage and Servers		$(2)	$32					$138	$159
HP Services		(1)	12					567	575
Software		—	7					46	49
Personal Systems Group		—	(9)					52	57
Imaging and Printing Group		(1)	(36)					139	142
HP Financial Services		—	—					31	31
Other infrastructure		(2)	(36)					671	701

Total employee severance and other benefits	$1,044	$(6)	$(30)	$—	$(438)	$100	$676	$1,644	$1,714
Fiscal 2003 plans:
Employee severance and other benefits charges (by segment and other):
Enterprise Storage and Servers								$153	$153
HP Services								349	349
Software								13	13
Personal Systems Group								42	42
Other infrastructure								77	77

Employee severance and other benefits	$14	$—	$(2)	$—	$(4)	$—	$8	$634	$634
Infrastructure—asset impairments	—	—	—	—	—	—	—	74	74
Infrastructure—other related restructuring activities	10	3	3	—	(7)	—	6	72	72

Total 2003 Plan	$24	$3	$1	$—	$(11)	$—	$14	$780	$780
Fiscal 2002 and 2001 plans	124	8	35	(18)	(37)	5	109	3,302	3,302

Total restructuring plans	$1,192	$5	$6	$(18)	$(486)	$105	$799	$5,726	$5,796

        At July 31, 2006 and October 31, 2005, HP included the long-term portion of the restructuring liability of $121 million and $73 million, respectively, in other liabilities in the accompanying Consolidated Condensed Balance Sheets.

Note 8: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the marketing of HP products and complementary third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets in the accompanying Consolidated Condensed Balance Sheets, were as follows:

	July 31, 2006	October 31, 2005
	In millions
Minimum lease payments receivable	$5,006	$5,018
Allowance for doubtful accounts	(82)	(111)
Unguaranteed residual value	285	301
Unearned income	(429)	(411)

Financing receivables, net	4,780	4,797
Less current portion	(2,561)	(2,551)

Amounts due after one year, net	$2,219	$2,246

        Gross equipment leased to customers under operating leases was $1.9 billion at both July 31, 2006 and at October 31, 2005 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.6 billion at July 31, 2006 and at October 31, 2005.

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

        The changes in HP's aggregate product warranty liability are as follows:

In millions
Product warranty liability at October 31, 2005	$2,172
Accruals for warranties issued	1,837
Adjustments related to pre-existing warranties (including changes in estimates)	(5)
Settlements made (in cash or in kind)	(1,771)

Product warranty liability at July 31, 2006	$2,233

  Deferred Revenue

        The components of deferred revenue are as follows:

	July 31, 2006	October 31, 2005
	In millions
Deferred support contract services revenue	$3,455	$3,188
Other deferred revenue	2,371	1,958

Total deferred revenue	5,826	5,146
Less current portion	4,212	3,815

Long-term deferred revenue	$1,614	$1,331

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

Note 10: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	July 31, 2006		October 31, 2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	In millions
Current portion of long-term debt	$2,081	5.6%	$1,182	4.8%
Commercial paper	1,751	5.2%	208	2.6%
Notes payable to banks, lines of credit and other	484	4.2%	441	3.9%

	$4,316		$1,831

        Notes payable to banks, lines of credit and other included deposits associated with banking-related activities of approximately $462 million and $385 million at July 31, 2006 and October 31, 2005, respectively.

  Long-Term Debt

        Long-term debt was as follows:

	July 31, 2006	October 31, 2005
	In millions
U.S. Dollar Global Notes
$1,000 issued December 2001 at 5.75%, due December 2006	$1,000	$999
$1,000 issued June 2002 at 5.5%, due July 2007	999	998
$500 issued June 2002 at 6.5%, due July 2012	498	498
$500 issued March 2003 at 3.625%, due March 2008	499	498
$1,000 issued May 2006 at floating interest rate, due May 2009	1,000	—

	3,996	2,993

Euro Medium-Term Note Programme
€750 issued July 2001 at 5.25%, matured and paid July 2006	—	900

Series A Medium-Term Notes
$200 issued December 2002 at 3.375%, matured and paid December 2005	—	200
$50 issued December 2002 at 4.25%, due December 2007	50	50

	50	250

Other
$505 zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	357	349
Other, including capital lease obligations, at 3.46%-8.63%, due 2005-2029	214	157

	571	506

Fair value adjustment related to SFAS No. 133	(85)	(75)
Less current portion	(2,081)	(1,182)

	$2,451	$3,392

        HP may redeem some or all of the Global Notes and the Series A Medium-Term Notes (collectively, the "Notes"), as set forth in the above table, at any time at the redemption prices described in the prospectus supplements relating thereto. The Notes are senior unsecured debt.

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the SEC to enable HP to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, HP issued $1.0 billion in Floating Rate Global Notes under this registration statement. The Floating Rate Global Notes bear interest at a floating rate equal to the three-month USD LIBOR plus 0.125% per annum. HP used a portion of the proceeds received to repay its 5.25% Euro Medium-Term Notes due July 2006 at maturity. HP used the remainder of the net proceeds for general corporate purposes.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002

Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of July 31, 2006, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. HP can denominate these notes in any currency, including the euro. These notes have not been and will not be registered in the United States. In July 2006, HP repaid the previously issued 750 million euro notes at maturity under this programme.

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

        Until December 15, 2005, HP had two U.S. credit facilities consisting of a $1.5 billion 364-day credit facility expiring in March 2006 and a $1.5 billion 5-year credit facility expiring in March 2009. The credit facilities were subject to a weighted average commitment fee of 7.25 basis points per annum. On December 15, 2005, HP replaced the two credit facilities with a $3.0 billion 5-year credit facility that is subject to a commitment fee of 6.5 basis points per annum. Interest rates and other terms of borrowing under the credit facility vary, based on HP's external credit ratings. The credit facility is a senior unsecured committed borrowing arrangement primarily to support the issuance of the U.S. commercial paper. No amounts are outstanding under the credit facility.

        HP also maintains lines of credit of approximately $2.3 billion from a number of financial institutions that are uncommitted and are available through various foreign subsidiaries.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of July 31, 2006, the carrying value of the assets approximated the carrying value of the borrowings of $33 million.

        At July 31, 2006, HP had up to $11 billion of available borrowing resources under the 2002 Shelf Registration Statement and other programs described above. HP also may issue additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

Note 11: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 20.9% and 92.9% for the three months ended July 31, 2006 and July 31, 2005, respectively, and 11.5% and 37.3% for the nine months ended July 31, 2006 and July 31, 2005, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from HP's operations in lower-tax jurisdictions throughout the world for which HP has not provided U.S. taxes because HP plans to reinvest such earnings indefinitely outside the U.S.

        In the three months ended July 31, 2006, HP recorded other income tax adjustments of $55 million. This amount included a tax charge of $34 million for the adjustment to estimated fiscal 2005 tax accruals upon filing the 2005 U.S. federal income tax return, and a net increase to various tax reserves of $21 million.

        In the nine months ended July 31, 2006, other income tax adjustments of $408 million further decreased the effective tax rate. This included net favorable tax adjustments of $49 million and $443 million to income tax accruals as a result of the final settlement of the Internal Revenue Service ("IRS") examinations of HP's U.S. income tax returns for fiscal years 1993 to 1995 and 1996 to 1998, respectively. The reductions to the net income tax accruals for fiscal years 1996 to 1998 related primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, other issues involving HP's non-U.S. operations and interest accruals. These favorable income tax adjustments were offset in part by adjustments to estimated tax accruals, related primarily to the filing of the 2005 tax return as noted earlier, and increases to other tax reserves related to various jurisdictions.

        In the three months ended July 31, 2005, HP recorded $900 million of net income tax expense related to items unique to the quarter. This included $788 million of tax expense associated with HP's determination in the quarter to repatriate $14.5 billion under the provisions of the American Jobs Creation Act of 2004 ("the Jobs Act"); $47 million related to additional distributions received from foreign subsidiaries; and $65 million related primarily to adjustments to previously estimated tax liabilities. In addition, the tax rate was affected by certain transactions and adjustments described herein.

        Included in income tax expense for the nine months ended July 31, 2005 was a net charge of $740 million, which included the $900 million expense described above; a $63 million benefit to deferred taxes related to intercompany product transfers, which HP recorded in the second fiscal quarter; $105 million in benefits resulting from an agreement with the IRS in the first fiscal quarter, which reduced accruals of U.S. taxes on earnings outside the U.S.; and other adjustments.

        Excluding the $788 million tax charge related to the repatriation under the provisions of the Jobs Act, HP's effective tax rates would have been 16.7% and 12.4% for the three months ended July 31, 2005 and the nine months ended July 31, 2005, respectively. Excluding the impact of the transactions and adjustments described above, and the tax effect of pre-tax adjustments unique to the periods, HP's effective tax rates would have been 8.2% and 15.8% for the three months and nine months ended July 31, 2005, respectively.

        Deferred tax assets were as follows:

	July 31, 2006	October 31, 2005
	In millions
Deferred tax assets—short term	$2,712	$3,612
Deferred tax assets—long term	3,110	2,263

Total deferred tax assets	$5,822	$5,875

Note 12: Stockholders' Equity

  Share Repurchases

        HP's share repurchase program authorizes both open market and private repurchase transactions. HP paid $2.3 billion and $860 million in connection with share repurchases of 72 million shares and 37 million shares, respectively, during the three months ended July 31, 2006 and 2005, respectively. HP paid $5.0 billion and $2.1 billion for the repurchase of 160 million shares and 96 million shares, respectively, in the first nine months of fiscal 2006 and 2005, respectively.

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

        Under the PVSPP, the prices at which HP purchases the shares are subject to a minimum and maximum price that was determined in advance of any repurchases being completed under the program, thereby effectively hedging HP's repurchase price. The minimum and maximum number of shares HP could receive under the program are 52 million shares and 70 million shares, respectively. The exact number of shares to be repurchased is based upon the volume weighted average market price of HP's shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP is permitted to repurchase. HP decreases its shares outstanding each settlement period as shares are physically received. HP will retire all shares repurchased under the PVSPP, and HP will no longer deem those shares outstanding. For the three and nine months ended July 31, 2006, HP had received approximately 13 million and 20 million shares, respectively for an aggregate price of $430 million and $662 million, respectively under the PVSPP.

        On February 14, 2006, HP's Board of Directors authorized $4.0 billion for future repurchases of HP's outstanding shares of common stock. As of July 31, 2006, HP had remaining authorization of $645 million for future share repurchases. On August 15, 2006, HP's Board of Directors authorized an additional $6.0 billion for future repurchase of its outstanding shares of common stock. Previously authorized share repurchases also will be made under the PVSPP until the remaining available balance is exhausted in the second quarter of fiscal 2007.

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended July 31		Nine months ended July 31
	2006	2005	2006	2005
	In millions
Net earnings	$1,375	$73	$4,501	$1,982
Change in net unrealized (losses) gains on available-for-sale securities	(9)	11	1	15
Change in net unrealized gains (losses) on cash flow hedges	70	(4)	6	64
Change in cumulative translation adjustment	(4)	2	43	(2)

Comprehensive income	$1,432	$82	$4,551	$2,059

        The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	July 31, 2006	October 31, 2005
	In millions
Net unrealized gains on available-for-sale securities	$23	$22
Net unrealized losses on cash flow hedges	(40)	(46)
Cumulative translation adjustment	56	13
Additional minimum pension liability	(10)	(10)

Accumulated other comprehensive income (loss)	$29	$(21)

Note 13: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	In millions
Service cost	$40	$87	$77	$58	$8	$17
Interest cost	67	68	83	75	21	25
Expected return on plan assets	(90)	(72)	(127)	(102)	(9)	(8)
Amortization and deferrals:
Actuarial (gain) loss	(7)	11	35	26	9	9
Prior service cost (benefit)	—	1	(1)	—	(13)	(2)

Net periodic benefit cost	$10	$95	$67	$57	$16	$41
Curtailment gain	—	—	—	—	(2)	—
Settlement gain	(7)	—	—	—	—	—

Net benefit cost	$3	$95	$67	$57	$14	$41

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	In millions
Service cost	$141	$260	$222	$179	$25	$53
Interest cost	205	207	242	231	62	77
Expected return on plan assets	(274)	(214)	(368)	(313)	(26)	(23)
Amortization and deferrals:
Actuarial (gain) loss	(7)	32	101	80	31	25
Prior service cost (benefit)	—	2	(3)	(1)	(41)	(5)

Net periodic benefit cost	$65	$287	$194	$176	$51	$127
Curtailment gain	—	—	—	—	(19)	—
Settlement gain	(44)	—	—	—	—	—

Net benefit cost	$21	$287	$194	$176	$32	$127

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

        During the three and nine months ended July 31, 2006, HP recognized curtailment gains of $2 million and $19 million, respectively, for the HP subsidized U.S. retiree medical program. The gains reflect the reduction in the eligible plan population stemming from the U.S. Enhanced Early Retirement program and the restructuring plans implemented in fiscal 2005. HP recorded such gains as reductions of restructuring charges. As subsequent headcount reductions take place under the restructuring program, HP expects additional curtailment accounting to occur for U.S. pension and post-retirement plans during the fourth quarter of fiscal 2006.

        In the third quarter and first nine months of fiscal 2006, HP recognized settlement gains of $7 million and $44 million, respectively, for the U.S. pension plans. During the measurement period between April 1, 2006 and June 30, 2006, and the period between October 1, 2005 and March 31, 2006, lump-sum benefit payments were made primarily to pension plan participants who left HP under the U.S. Enhanced Early Retirement program and the restructuring plans. These lump-sum benefit payments represent a reduction in the projected benefit obligation. As a result, a portion of the unrecognized gain, re-measured as of June 30, 2006 and March 31, 2006, respectively, was recognized in the third quarter and second quarter of fiscal 2006, respectively. The gain was recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," which requires that a settlement event be recorded once prescribed payment thresholds have been reached. As these gains related to the restructuring actions taken in the fourth quarter of fiscal 2005, HP recorded the gain as a reduction of restructuring charges in both the third quarter and first nine months of fiscal 2006. As subsequent lump-sum benefit payments are paid out to plan participants, HP expects additional settlement to occur for the U.S. pension plans during the fourth quarter of fiscal 2006.

        Effective January 1, 2006, HP increased its matching 401(k) contribution to 6% from 4% of eligible salary for those employees who had their pension and retiree medical-program benefits frozen and for all new employees.

        In March 2006, the FASB issued an exposure draft that will amend SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Board expects to issue a final statement by September 30, 2006. The proposed statement will require the recognition in the statement of financial position of the over-funded or under-funded status of defined benefit and postretirement plans and will eventually require the measurement of plan assets and plan obligations as of the date of the statement of financial position. HP will continue to monitor the FASB's progress on this issue and, once finalized, will evaluate the potential impact on its financial position.

  Employer Contributions

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2005 that it expected to contribute approximately $245 million to its pension plans, approximately $40 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims for HP's post-retirement benefit programs. As of July 31, 2006, HP has made approximately $203 million and $30 million of contributions to non-U.S. pension plans and U.S. non-qualified plan participants, respectively, and paid $38 million to cover benefit claims for post-retirement benefit plans. HP presently anticipates making additional contributions of between $50 million and $70 million to its qualified and non-qualified pension plans and expects to pay $15 million to cover benefit claims for post-retirement plans during the remainder of fiscal 2006.

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

        On December 29, 2005, ZPU, a joint association of various German collection societies, instituted non-binding arbitration proceedings against HP before the arbitration board of the Patent and Trademark Office demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of 18.42 euros plus tax for each PC sold during that period. HP filed a notice of defense in connection with these proceedings in February 2006 and the grounds for its defense in May 2006.

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

        Feder v. HP (formerly Tyler v. HP) is a lawsuit filed in the United States District Court for the Northern District of California on June 16, 2005 asserting breach of express and implied warranty, unjust enrichment, violation of the Consumers Legal Remedies Act and deceptive advertising and unfair business practices in violation of California's Unfair Competition Law. Among other things, plaintiffs alleged that HP employed a "smart chip" in certain inkjet printing products in order to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the smart chip limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On September 6, 2005, a lawsuit captioned Ciolino v. HP was filed in the United States District Court for the Northern District of California. The allegations in the Ciolino case are substantively identical to those in Feder, and the two cases have been formally consolidated in a single proceeding in the District Court for the Northern District of California under the caption In Re: HP Inkjet Printer Litigation. The plaintiffs seek class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. Three related lawsuits filed in California state court, Tyler v. HP (filed in Santa Clara County on February 17, 2005), Obi v. HP (filed in Los Angeles County on February 17, 2005), and Weingart v. HP (filed in Los Angeles County on March 18, 2005), have been dismissed without prejudice by the plaintiffs. In addition, two related lawsuits filed in federal court, namely Grabell v. HP (filed in the District of New Jersey on March 18, 2005) and Just v. HP (filed in the Eastern District of New York on April 20, 2005), have been dismissed without prejudice by the plaintiffs. Substantially similar allegations have been made against HP and its subsidiary, Hewlett-Packard (Canada) Co., in four Canadian class actions, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, all seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

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

        Compression Labs, Inc. v. HP et al. is a lawsuit filed by Compression Labs, Inc., a subsidiary of Forgent Networks ("CLI"), on April 22, 2004 against HP and 27 other companies in United States District Court for the Eastern District of Texas. The complaint accuses HP of patent infringement with respect to HP's products that implement JPEG compression. JPEG is a standard for data compression used in HP's computers, scanners, digital cameras, PDAs, printers, plotters and software. CLI seeks unspecified damages, interest, costs and attorneys' fees. The Judicial Panel on Multidistrict Litigation transferred this lawsuit to the Northern District of California for coordinated or consolidated pretrial proceedings. On June 28, 2006, the court issued a ruling interpreting the disputed claim terms in the patent at issue. Separately, HP has alerted government regulators of CLI's participation in the JPEG standardization process and current licensing activities.

        Miller, et al. v. Hewlett-Packard Company is a lawsuit filed on March 21, 2005 in the United States District Court for the District of Idaho on behalf of a putative class of persons who were employed by third-party temporary service agencies and who performed work at HP facilities in the United States. Plaintiffs claim that they were incorrectly classified as contractors or contingent workers and, as a result, were wrongfully denied employee benefits covered by the Employment Retirement Income Security Act of 1974 ("ERISA") and benefits not covered by ERISA. Plaintiffs claim they were denied participation in HP's Share Ownership Plan, service award program, adoption assistance program, credit union, dependent care reimbursement program, educational assistance program, time off programs, flexible work arrangements, and the 401(k) plan. On May 22, 2005, plaintiffs filed their first amended complaint, which added a Worker Adjustment and Retraining Notification Act ("WARN") claim and defined the class to include those persons who have been, or now are, hired by HP through agencies to work at HP facilities in the United States from March 21, 2000 through the present who have been deprived of the full benefit of employee status by being misclassified as contractors, contingent workers or temporary workers or were otherwise misclassed. Plaintiffs seek declaratory relief, an injunction, retroactive and prospective benefits and compensation, unspecified damages and enhanced damages, interest, costs and attorneys' fees. HP successfully moved to dismiss the ERISA and WARN claims. The sole remaining claim being advanced by the remaining plaintiffs in this case is a breach of contract claim.

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

Settled and Concluded Litigation and Proceedings

        Gateway Litigation.    On March 1, 2006, HP announced that it had entered into a binding term sheet with Gateway, Inc. ("GW"), eMachines, a wholly-owned subsidiary of Gateway ("eMachines"), and Amiga Development LLC, renamed AD Technologies ("ADT" and, collectively with GW and eMachines, "Gateway"), pursuant to which the parties agreed to negotiate and execute a definitive settlement agreement and a definitive patent cross-license agreement to memorialize the terms of their agreement to fully and finally resolve and settle the claims brought against one another and their affiliated entities in various patent infringement and related lawsuits in California and Texas and in proceedings before the United States International Trade Commission ("ITC"). In May 2006, the parties entered into the definitive settlement agreement and the definitive patent cross-license agreement. As part of the overall settlement, and in consideration of the releases and dismissals under the settlement agreement and the benefits under the patent cross-license agreement, Gateway agreed to pay HP a total of $47 million, $25 million which has been paid and $22 million to be paid not later than January 10, 2007. According to the terms of the definitive patent cross-license agreement, each party was granted a limited cross-license to the patents of the other party covering specified products in specified product categories, which license will terminate after a period of seven years with respect to all but seven of the cross-licensed patents and will continue for the life of the remaining seven patents. The lawsuits and proceedings described below have been resolved by the settlement:

  •
  A lawsuit filed against GW by HP and HP's wholly-owned subsidiary, Hewlett-Packard Development Company, LP ("HPDC"), on March 24, 2004 in the United States District Court for the Southern District of California alleging infringement of patents relating to various notebook, desktop and enterprise computer technologies and seeking an injunction, unspecified monetary damages, interest and attorneys' fees. The lawsuit included counterclaims brought by GW alleging infringement of various patents relating to computerized television, wireless, computer monitoring and computer expansion card technologies and seeking an injunction, unspecified monetary damages, interest and attorneys' fees. This lawsuit was dismissed without prejudice following a joint motion by the parties.

  •
  A complaint filed by HP and HPDC with the ITC on May 6, 2004 alleging that GW infringed various computer technology patents and seeking an injunction. This investigation was terminated by the ITC following a joint motion by the parties.

  •
  A lawsuit against eMachines filed by HPDC on October 21, 2004 in the United States District Court for the Western District of Wisconsin (and subsequently transferred to the Southern District of Texas) alleging infringement of various HPDC patents relating to personal and desktop computers and seeking an injunction, unspecified monetary damages, interest and attorneys' fees. This lawsuit was dismissed without prejudice following a joint motion by the parties.

  •
  A lawsuit against eMachines filed by HP and HPDC on June 6, 2005 in the Superior Court of California for the County of Santa Clara alleging that eMachines failed to observe its contractual obligations under the terms of its royalty-bearing license to HP and HPDC and seeking specific performance, specified costs and attorneys' fees. This lawsuit was dismissed without prejudice following a joint motion by the parties.

  •
  A complaint filed by HPDC with the ITC on July 6, 2005 alleging infringement by both GW and eMachines of five computer technology patents and seeking to enjoin GW and eMachines from importing certain personal computers found to infringe the HPDC patents. This investigation was terminated by the ITC following a joint motion by the parties.

  •
  A complaint filed by GW with the ITC on July 2, 2004 alleging HP's infringement of various patents relating to audio control, imaging and computerized television technologies and seeking an injunction against HP's importation of its media center PCs and digital entertainment centers, among other similar multimedia products. This investigation was terminated by the ITC following a joint motion by the parties.

  •
  A lawsuit against HP filed by ADT on July 2, 2004 in the United States District Court for the Eastern District of Texas alleging infringement of patents relating to computer monitoring, imaging and decoder technologies and seeking an injunction, unspecified monetary damages, interest and attorneys' fees. The lawsuit included counterclaims brought by HP and HPDC alleging infringement by ADT and GW of HPDC patents related to personal computer technology. This lawsuit was dismissed without prejudice following a joint motion by the parties.

  •
  A declaratory relief action against HPDC filed by GW on August 18, 2004 in the United States District Court for the Southern District of California (and subsequently consolidated into the litigation commenced in that court in March 2004) seeking a declaration of non-infringement and invalidity of HPDC's patents relating to personal computer technology. HP and HPDC answered and counterclaimed alleging infringement of the same patents and seeking an injunction, unspecified monetary damages, interest and attorneys' fees. This lawsuit was dismissed without prejudice following a joint motion by the parties.

        Hanrahan v. Hewlett-Packard Company and Carleton Fiorina was a lawsuit filed on November 3, 2003 in the United States District Court for the District of Connecticut on behalf of a putative class of persons who sold common stock of HP during the period from September 4, 2001 through November 5, 2001. The lawsuit sought unspecified damages and generally alleged that HP and Ms. Fiorina violated the federal securities laws by making statements during this period that were misleading in failing to disclose that Walter B. Hewlett would oppose the proposed acquisition of Compaq by HP prior to Mr. Hewlett's disclosure of his opposition to the proposed transaction. The case was subsequently transferred to the United States District Court for the Northern District of California. On June 16, 2006, the Court dismissed the plaintiff's complaint with prejudice. The plaintiff did not appeal the dismissal.

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

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe was adequate as of July 31, 2006. These accruals were not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

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

        HP has reclassified segment operating results for the three and nine months ended July 31, 2005 to conform to certain fiscal 2006 organizational realignments. For each of the quarters in fiscal 2005, the reclassifications resulted primarily in revenue movement of $5 million or less between segments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

        Technology Solutions Group.    Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows®(1), Linux and Novell operating systems, and HP's BladeSystem family

(1)
Windows® is a registered trademark of Microsoft Corporation.

    of blade servers. Business critical servers include Itanium®(2)-based Integrity servers running on HP-UX, Windows®, Linux and Open VMS operating systems, Reduced Instruction Set Computing ("RISC")-based servers running the HP-UX operating system and HP AlphaServer product line running on both Tru64 UNIX®(3) and Open VMS. Additionally, HP offers its Itanium®-based Integrity NonStop and MIPs based Nonstop fault-tolerant server products for business critical solutions. HP's StorageWorks offerings include entry level, mid- range and enterprise arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software, as well as tape drives, tape libraries and optical archival storage.

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

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, stock-based compensation expense related to HP granted employee stock options and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, as well as certain corporate governance costs.

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions. Workforce rebalancing charges, which include involuntary workforce reductions and voluntary severance incentives, recorded in the three and nine months ended July 31, 2005 have been included in business segment results.

        Selected operating results information for each business segment was as follows:

	Three months ended July 31
	Total Net Revenue		Earnings (Loss) from Operations
	2006	2005	2006	2005
	In millions
Enterprise Storage and Servers	$4,133	$4,003	$296	$147
HP Services	3,888	3,837	364	256
Software	318	245	13	(37)

Technology Solutions Group	8,339	8,085	673	366

Personal Systems Group	6,917	6,386	275	163
Imaging and Printing Group	6,234	5,913	884	771
HP Financial Services	519	489	35	58
Corporate Investments	155	143	(33)	(37)

Segment total	$22,164	$21,016	$1,834	$1,321

	Nine months ended July 31
	Total Net Revenue		Earnings (Loss) from Operations
	2006	2005	2006	2005
	In millions
Enterprise Storage and Servers	$12,638	$12,241	$944	$396
HP Services	11,537	11,636	1,002	829
Software	952	755	25	(77)

Technology Solutions Group	25,127	$24,632	1,971	1,148

Personal Systems Group	21,343	19,628	816	457
Imaging and Printing Group	19,503	18,370	2,898	2,517
HP Financial Services	1,533	1,588	112	161
Corporate Investments	406	381	(115)	(139)

Segment total	$67,912	$64,599	$5,682	$4,144

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended July 31		Nine months ended July 31
	2006	2005	2006	2005
	In millions
Net revenue:
Total segments	$22,164	$21,016	$67,912	$64,599
Elimination of intersegment net revenue and other	(274)	(257)	(809)	(816)

Total HP consolidated net revenue	$21,890	$20,759	$67,103	$63,783

Earnings before taxes:
Total segment earnings from operations	$1,834	$1,321	$5,682	$4,144
Corporate and unallocated costs, and eliminations, excluding stock-based compensation expense	(53)	(128)	(175)	(298)
Unallocated costs related to stock-based compensation expense	(113)	—	(339)	—
Restructuring	(5)	(112)	(6)	(119)
In-process research and development charges	—	—	(52)	—
Amortization of purchased intangible assets	(153)	(168)	(451)	(486)
Interest and other, net	221	119	416	57
Gains (losses) on investments	7	(6)	11	(27)
Dispute settlement	—	7	—	(109)

Total HP consolidated	$1,738	$1,033	$5,086	$3,162

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. As a result of the Peregrine acquisition, the total assets of Software increased by approximately 33% to $1,874 million as of July 31, 2006 from $1,408 million as of October 31, 2005 due primarily to acquired goodwill and purchased intangible assets. There have been no material changes in the total assets of TSG and the other segments.

  Net revenue by segment and business unit

	Three months ended July 31		Nine months ended July 31
	2006	2005	2006	2005
	In millions
Net revenue:
Industry standard servers	$2,466	$2,320	$7,402	$7,023
Business critical systems	833	885	2,659	2,775
Storage	834	798	2,577	2,443

Enterprise Storage and Servers	4,133	4,003	12,638	12,241

Technology services	2,363	2,394	7,077	7,247
Managed services	818	753	2,352	2,278
Consulting and integration	708	690	2,109	2,111
Other Services	(1)	—	(1)	—

HP Services	3,888	3,837	11,537	11,636

OpenView	215	160	648	495
OpenCall & other	103	85	304	260

Software	318	245	952	755

Technology Solutions Group	8,339	8,085	25,127	24,632

Desktops	3,515	3,361	10,938	10,720
Notebooks	2,768	2,418	8,537	6,968
Workstations	339	291	1,006	866
Handhelds	136	171	481	650
Other	159	145	381	424

Personal Systems Group	6,917	6,386	21,343	19,628

Commercial hardware	1,632	1,583	5,026	4,826
Consumer hardware	893	925	3,131	3,230
Supplies	3,693	3,392	11,302	10,274
Other	16	13	44	40

Imaging and Printing Group	6,234	5,913	19,503	18,370

HP Financial Services	519	489	1,533	1,588
Corporate Investments	155	143	406	381

Total segments	22,164	21,016	67,912	64,599

Eliminations of intersegment net revenue and other	(274)	(257)	(809)	(816)

Total HP consolidated	$21,890	$20,759	$67,103	$63,783

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

        As part of our efforts to improve efficiencies and reduce costs, we continually evaluate our workforce and infrastructure and make adjustments we deem appropriate. When we make adjustments to our workforce and infrastructure, we may incur incremental expenses that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift to more efficient global delivery is crucial to maintaining a long-term competitive cost structure. Recent such adjustments include:

  •
  The restructuring plan approved by our Board of Directors in the fourth quarter of fiscal 2005;

  •
  Our plans announced in May 2006 to reduce our IT spending by consolidating 85 data centers worldwide into six state-of-the-art centers in three U.S. cities; and

  •
  Our plans announced in July 2006 to reduce our real estate costs by consolidating several hundred real estate locations worldwide to fewer core sites over the next four years.

        We are continuing to implement the 2005 restructuring plan. As part of that plan, we announced in June 2006 that we would integrate the activities carried out by our Global Operations organization directly into our business segments. Under the 2005 restructuring plan, we expect to eliminate approximately 15,300 positions through workforce restructurings or early retirement programs through the first quarter of fiscal 2007. Approximately 10,000 of these positions have been eliminated as of July 31, 2006. We expect to reinvest a significant portion of the savings from these actions back into our business operations or use these savings to offset market forces. For more information on our restructuring plan, see Note 7 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

        In terms of how our execution has translated into financial performance, the following provides an overview of key third quarter and year-to-date fiscal 2006 financial metrics:

		TSG
	HP Consolidated
		ESS	HPS	Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Three Months Ended July 31
Net revenue	$21,890	$4,133	$3,888	$318	$8,339	$6,917	$6,234	$519
Year-over-year net revenue % increase	5%	3%	1%	30%	3%	8%	5%	6%
Earnings from operations	$1,510	$296	$364	$13	$673	$275	$884	$35
Earnings from operations as a % of net revenue	7%	7%	9%	4%	8%	4%	14%	7%
Net earnings	$1,375
Net earnings per share
Basic	$0.50
Diluted	$0.48
Nine Months Ended July 31
Net revenue	$67,103	$12,638	$11,537	$952	$25,127	$21,343	$19,503	$1,533
Year-over-year net revenue % increase (decrease)	5%	3%	(1)%	26%	2%	9%	6%	(3)%
Earnings from operations	$4,659	$944	$1,002	$25	$1,971	$816	$2,898	$112
Earnings from operations as a % of net revenue	7%	7%	9%	3%	8%	4%	15%	7%
Net earnings	$4,501
Net earnings per share
Basic	$1.61
Diluted	$1.57

        Cash and cash equivalents at July 31, 2006 totaled $16.0 billion, an increase of $2.1 billion from the October 31, 2005 balance of $13.9 billion. The increase for the first nine months of fiscal 2006 was related primarily to $8.1 billion of net cash provided by operating activities, $1.7 billion of the proceeds from shares issued in connection with our employee stock plans, and a $1.6 billion net increase in our commercial paper and notes payable. The increase was partially offset by $5.0 billion paid to repurchase our common stock, a $1.7 billion prepayment for common stock to be repurchased in the future, $1.5 billion of net cash paid for business acquisitions and dividend payments, and $1.1 billion of net investments in property, plant and equipment.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), there have been no significant changes during the nine months ended July 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005.

Stock-Based Compensation Expense

        Effective November 1, 2005, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods' results. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after November 1, 2005 and prior to but not yet vested as of November 1, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the three and nine months ended July 31, 2006 and 2005 was based on a market-based implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Condensed Financial Statements in Item 1 for a further discussion on stock-based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2006		2005		2006		2005
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$21,890	100.0%	$20,759	100.0%	$67,103	100.0%	$63,783	100.0%
Cost of sales(1)	16,472	75.2%	15,942	76.8%	50,834	75.8%	48,908	76.7%

Gross margin	5,418	24.8%	4,817	23.2%	16,269	24.2%	14,875	23.3%
Research and development	920	4.2%	863	4.2%	2,721	4.1%	2,631	4.1%
Selling, general and administrative	2,830	13.0%	2,761	13.3%	8,380	12.4%	8,398	13.1%
Amortization of purchased intangible assets	153	0.7%	168	0.8%	451	0.7%	486	0.8%
Restructuring	5	—	112	0.5%	6	—	119	0.2%
In-process research and development charges	—	—	—	—	52	0.1%	—	—

Earnings from operations	1,510	6.9%	913	4.4%	4,659	6.9%	3,241	5.1%
Interest and other, net	221	1.0%	119	0.6%	416	0.6%	57	0.1%
Gains (losses) on investments	7	—	(6)	—	11	0.1%	(27)	—
Dispute settlement	—	—	7	—	—	—	(109)	(0.2)%

Earnings before taxes	1,738	7.9%	1,033	5.0%	5,086	7.6%	3,162	5.0%
Provision for taxes	363	1.6%	960	4.6%	585	0.9%	1,180	1.9%

Net earnings	$1,375	6.3%	$73	0.4%	$4,501	6.7%	$1,982	3.1%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of weighted average net revenue growth were as follows:

	Three months ended July 31, 2006	Nine months ended July 31, 2006
	Percentage Points
Personal Systems Group	2.6	2.7
Imaging and Printing Group	1.5	1.8
Enterprise Storage and Servers	0.6	0.6
Software	0.4	0.3
HP Services	0.2	(0.2)
HP Financial Services	0.1	(0.1)
Corporate Investments/Other	—	0.1

Total HP	5.4	5.2

        For both the three and nine months ended July 31, 2006, net revenue increased 5% from the prior year comparable periods. On a constant currency basis, net revenue increased 6% for the third quarter and 7% for the first nine months of fiscal 2006. The currency had little impact to net revenue for the third quarter of fiscal 2006 as a result of the favorable currency impact offset by hedging contract losses. The unfavorable currency impact for the first nine months of fiscal 2006 was due primarily to the strengthening of the dollar against the euro and the yen. U.S. net revenue increased 4% to $7.9 billion for the third quarter of fiscal 2006, while international net revenue increased 6% to $14.0 billion. U.S. net revenue increased 6% to $23.6 billion for the first nine months of fiscal 2006, as compared to the prior year period, while international revenue increased 5% to $43.5 billion.

        PSG net revenue increased across all regions as a result of an overall volume increase for the three and nine months ended July 31, 2006 of 14% and 15%, respectively. Volume increases in both periods resulted from strong growth in consumer and commercial markets and significant improvement in emerging markets. For the three months ended July 31, 2006, the volume increases were partially offset by 7% and 6% declines in average selling prices ("ASPs") in consumer and commercial clients, respectively. For the nine months ended July 31, 2006, the volume increases were partially offset by 6% and 7% declines in ASPs in consumer and commercial clients, respectively.

        The net revenue growth in IPG for the third quarter and first nine months of fiscal 2006 was due mainly to increased shipment volumes of printer supplies resulting from the continued expansion of printer hardware placements and the strong performance of color-related products.

        For the three and nine months ended July 31, 2006, ESS net revenue growth was the result primarily of strong unit growth in our industry standard servers business ("ISS"), the Blade revenue growth, and continued strong performance in mid-range EVA products within our Storage business. The ESS growth was moderated by revenue declines in our tape business and PA-RISC and Alpha Server product lines.

        The net revenue growth in Software for the third quarter and first nine months of fiscal 2006 was due primarily to growth in our OpenView business as a result of the Peregrine acquisition and an increase in support and service contracts. HPS net revenue increased for the third quarter and decreased slightly for the first nine months of fiscal 2006 due primarily to revenue increases in management services driven by new business and existing account growth, which were offset by declines in the technology services business resulting from competitive pricing pressures and changes in the mix of platforms being serviced. For the three months ended July 31, 2006, HPFS net revenue increased from the prior year period due primarily to a prior year $40 million net revenue reduction resulting from a reclassification of certain leases from operating leases to capital leases. The HPFS net revenue decline for the nine months ended July 31, 2006 was due primarily to lower used equipment sales.

Stock-Based Compensation Expense

        Effective November 1, 2005, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations for the three and nine months ended July 31, 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based payment awards. During the third quarter of fiscal 2006, we recorded $127 million in pre-tax stock-based compensation expense, of which $35 million was included in cost of sales, $17 million was included in research and development expense and $75 million was included in sales, general and administrative expense. During the first nine months of fiscal 2006, we recorded $395 million in pre-tax stock-based compensation expense, of which $107 million was included in cost of sales, $50 million was included in research and development expense and $238 million was included in sales, general and administrative expense. Total stock-based compensation expense, net of tax, for the three and nine months ended July 31, 2006 was $89 million and $275 million, respectively. The stock-based compensation expense related to HP granted employee stock options and the employee stock purchase plan is recorded at the corporate level and therefore does not have an impact on segment results. See Note 2 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Gross Margin

        The weighted average components of the change in gross margin as a percentage of net revenue were as follows:

	Three months ended July 31, 2006	Nine months ended July 31, 2006
	Percentage Points
Imaging and Printing Group	0.5	0.2
Enterprise Storage and Servers	0.5	0.5
HP Services	0.3	0.1
Software	0.2	0.2
Personal Systems Group	0.2	0.1
HP Financial Services	(0.2)	(0.1)
Corporate Investments/Other	0.1	(0.1)

Total HP	1.6	0.9

        Total company gross margin increased for both the third quarter and first nine months of fiscal 2006, as compared to the same periods in the prior year. For IPG, the gross margin increase in the third quarter of fiscal 2006 was attributable mainly to supplies margins and a favorable portfolio mix shift from hardware to supplies, partially offset by unfavorable consumer hardware margins. For the nine months ended July 31, 2006, IPG gross margin increased slightly due to an overall mix shift from hardware to supplies that was offset by the unfavorable effects of the shift towards lower-priced products during that period. The improvement in ESS gross margin for both periods was due primarily to a favorable unit mix, improved discount management, and lower component costs. HPS gross margin increase for both periods was driven mainly by the continued focus on cost structure improvement from delivery efficiencies and cost controls, which were partially offset by the continued competitive environment in the solutions and services business and higher fiscal 2006 bonus accruals. The improvement in Software gross margin for both periods was due primarily to more effective management of the support and services costs for OpenView and OpenCall. The gross margin improvements in PSG for both periods resulted primarily from reduced warranty expense and supply chain costs as a percentage of revenue and component cost declines. HPFS gross margin was impacted unfavorably in both periods due primarily to higher interest expenses, a higher mix of operating lease assets and lower recoveries for bad debts, which were partially offset by lower credit losses in the current year periods.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense as a percentage of net revenue remained flat for both the three months and nine months ended July 31, 2006 as compared to the same prior year periods. R&D expense increased during both the three and nine months ended July 31, 2006 due primarily to higher bonus accruals and stock-based compensation, which were partially offset by expense controls and cost savings from workforce reductions.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense declined as a percentage of net revenue in both the third quarter and first nine months of fiscal 2006 from comparable periods in the prior year, due primarily to revenue growing faster than SG&A expenses. The increase in SG&A spending for the third quarter was attributable primarily to higher bonus accruals and stock-based compensation expense, which were partially offset by expense controls and the savings from our workforce reductions. Total expense decreased slightly for the first nine months of fiscal 2006 as savings from workforce reductions and expense controls and favorable currency impacts associated with the strengthening of the dollar against the euro and the yen were partially offset by higher bonus accruals and stock-based compensation expense. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease or little or no change in SG&A expense for both the third quarter and first nine months ended July 31, 2006.

  Amortization of Purchased Intangible Assets

        Amortization expense decreased in both the third quarter and first nine months of fiscal 2006 as compared to the same periods in the prior year. The decrease in amortization expense for both periods was due primarily to a decrease in amortization expense related to certain intangible assets associated with prior acquisitions including Compaq Computer Corporation ("Compaq") acquisition that had reached the end of their amortization period, partially offset by an increase in amortization expense related primarily to the Scitex Vision Ltd. ("Scitex"), Peregrine Systems, Inc. ("Peregrine") and OuterBay Technologies, Inc. ("OuterBay") acquisitions in the first nine months of fiscal 2006. See Note 5 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  Restructuring

        Restructuring charges for the three months ended July 31, 2006 were $5 million. This included a net charge of $14 million related to true-ups of severance and other related restructuring charges for all plans, which was partially offset by a $2 million curtailment gain from the U.S. retiree medical program and a $7 million settlement gain from the U.S. pension plans, both related to the fiscal 2005 restructuring plan. The restructuring charges for the nine months ended July 31, 2006 were $6 million. This included $69 million true-ups of severance and other related restructuring charges, which was partially offset by a $19 million curtailment gain and a $44 million settlement gain from our U.S. retiree medical program and U.S. pension plans.

        Restructuring charges for the three and nine months ended July 31, 2005 were $112 million and $119 million, respectively. Of the total charges for the three and nine months ended July 31, 2005, $109 million was related to severance and related costs associated with the termination of approximately 1,450 employees in connection with a restructuring plan approved by our management in the third quarter of fiscal 2005. All employees under this restructuring plan were terminated as of October 31, 2005. Of the initial restructuring amount, we have paid substantially all of it as of July 31, 2006. The remaining $3 million and $10 million in restructuring charges for the third quarter and first nine months, respectively, of fiscal 2005 were related to revisions to estimates for the 2003, 2002, and 2001 restructuring plans.

        For more information, see Note 7 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  Workforce Rebalancing

        As part of our ongoing cost structure evaluation, our various business segments routinely review the size of their workforces and make adjustments they deem appropriate. For the nine months ended July 31, 2005, we incurred approximately $236 million in workforce rebalancing charges within certain business segments, primarily for severance and related costs. We recorded these costs during the six months ended April 30, 2005. As part of this effort, we reduced headcount by approximately 3,000 employees in certain business segments as of October 31, 2005 and expect to pay out majority of the remaining severance and other employee benefits of $12 million during fiscal 2006. We included the workforce rebalancing charges in the business segment results.

  In-Process Research and Development Charges

        For the third quarter and first nine months of fiscal 2006, we recorded $0 and $52 million, respectively, of in-process research and development charges in connection with the acquisitions completed during the periods.

Interest and Other, Net

        Interest and other, net increased by $102 million and $359 million in the third quarter and first nine months, respectively, of fiscal 2006 compared to the corresponding periods in fiscal 2005. The increase for both periods resulted primarily from net gains on our real estate property transactions recorded in the third quarter of fiscal 2006, higher net interest income over the prior year related to higher short-term interest rates in fiscal 2006 and lower interest expenses due to our debt repayments, which were partially offset by unfavorable currency impacts on various balance sheet items. The increase for the first nine months of fiscal 2006 also was impacted by a charge of $112 million recorded in the first nine months of fiscal 2005 for estimated sales and use taxes and related interest associated with pre-acquisition Compaq sales and use tax audits.

Gains (Losses) on Investments

        Net gains for the third quarter and first nine months of fiscal 2006 resulted primarily from gains on the sale of investments, which were offset in part by impairment charges on our investment portfolio. The net loss in the first nine months of fiscal 2005 was attributable mainly to impairment charges on our equity investment portfolio.

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

Provision for Taxes

        Our effective tax rate was 20.9% and 92.9% for the three months ended July 31, 2006 and July 31, 2005, respectively, and 11.5% and 37.3% for the nine months ended July 31, 2006 and July 31, 2005, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the U.S.

        In the three months ended July 31, 2006, we recorded other income tax adjustments of $55 million. This amount included a tax charge of $34 million for the adjustment to estimated fiscal 2005 tax accruals upon filing the 2005 U.S. federal income tax return, and a net increase to various tax reserves of $21 million.

        In the nine months ended July 31, 2006, other income tax adjustments of $408 million further decreased the effective tax rate. This included net favorable tax adjustments of $49 million and $443 million to income tax accruals as a result of the final settlement of the Internal Revenue Service ("IRS") examinations of our U.S. income tax returns for fiscal years 1993 to 1995 and 1996 to 1998, respectively. The reductions to the net income tax accruals for fiscal years 1996 to 1998 related primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, other issues involving our non-U.S. operations and interest accruals. These favorable income tax adjustments were offset in part by adjustments to estimated tax accruals, related primarily to the filing of the 2005 tax return as noted earlier, and increases to other tax reserves related to various jurisdictions.

        In the three months ended July 31, 2005, we recorded $900 million of net income tax expense related to items unique to the quarter. This included $788 million of tax expense associated with our determination in the quarter to repatriate $14.5 billion under the provisions of the American Jobs Creation Act of 2004 ("the Jobs Act"); $47 million related to additional distributions received from foreign subsidiaries; and $65 million related primarily to adjustments to previously estimated tax liabilities. In addition, the tax rate was affected by certain transactions and adjustments described herein.

        Included in income tax expense for the nine months ended July 31, 2005 was a net charge of $740 million, which included the $900 million expense described above; a $63 million benefit to deferred taxes related to intercompany product transfers, which we recorded in the second fiscal quarter; $105 million in benefits resulting from an agreement with the IRS in the first fiscal quarter, which reduced accruals of U.S. taxes on earnings outside the U.S.; and other adjustments.

        Excluding the $788 million tax charge related to the repatriation under the provisions of the Jobs Act, our effective tax rates would have been 16.7% and 12.4% for the three months ended July 31, 2005 and the nine months ended July 31, 2005, respectively. Excluding the impact of the transactions and adjustments described above, and the tax effect of pre-tax adjustments unique to the periods, our effective tax rates would have been 8.2% and 15.8% for the three months and nine months ended July 31, 2005, respectively.

Segment Information

        A description of the products and services for each segment can be found in Note 15 to the Consolidated Condensed Financial Statements. We have presented the business segments in this Form 10-Q based on our management organizational structure as of July 31, 2006 and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

        ESS, HPS and Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended July 31
	2006	2005	% Increase
	In millions
Net revenue	$4,133	$4,003	3.2%
Earnings from operations	$296	$147	101.4%
Earnings from operations as a % of net revenue	7.2%	3.7%
	Nine months ended July 31
	2006	2005	% Increase
	In millions
Net revenue	$12,638	$12,241	3.2%
Earnings from operations	$944	$396	138.4%
Earnings from operations as a % of net revenue	7.5%	3.2%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended July 31, 2006	Nine months ended July 31, 2006
	Percentage Points
Industry standard servers	3.6	3.1
Storage	0.9	1.1
Business critical systems	(1.3)	(1.0)

Total ESS	3.2	3.2

        On a constant currency basis, ESS net revenue increased 3% for the third quarter and increased 6% for the first nine months of fiscal 2006 compared to the same periods in fiscal 2005. The unfavorable currency impact for the first nine months of fiscal 2006 was due primarily to the strengthening of the dollar against the euro and the yen. The net revenue growth in industry standard servers of 6% and 5% for the third quarter and first nine months, respectively, of fiscal 2006, compared to the same periods in fiscal 2005, was driven by strong unit growth and the growth in Blade revenue. Storage net revenue increased 5% for both the third quarter and first nine months, respectively, of fiscal 2006 with continued strong performance in mid-range EVA products within the storage area networks offerings while the tape business moderated the overall Storage growth. Business critical systems net revenue decreased 6% and 4% in the third quarter and first nine months, respectively, of fiscal 2006. This decrease was due primarily to revenue declines in the PA-RISC product line and to the planned decline in the Alpha Server product line, which were offset by net revenue growth in Integrity servers. Integrity servers posted strong net revenue growth, reaching 38% of the business critical systems revenue mix in the third quarter of fiscal 2006 and 34% in the first nine months of fiscal 2006, up from 20% and 18%, respectively, in the same prior fiscal year periods. For the three and nine months ended July 31, 2006, NonStop server net revenue increased 8% and 1%, respectively, compared to the same periods in fiscal 2005. This increase was due primarily to the NonStop Integrity product revenue growth, which was offset in part by the revenue decrease on the matured product line for the first nine months of fiscal 2006.

        ESS earnings from operations as a percentage of net revenue for the third quarter of fiscal 2006 increased by 3.5 percentage points, reflecting a 2.9 percentage point increase in gross margin combined with a 0.6 percentage point decline in operating expense as a percentage of net revenue. For the first nine months of fiscal 2006, the 4.3 percentage point increase in the earnings from operations as a percentage of net revenue was driven primarily by a 3.1 percentage point increase in gross margin combined with a 1.2 percentage point decline in operating expense as a percentage of net revenue. The improvement in gross margin for both periods was due primarily to a favorable unit mix, improved discount management, and lower component costs. The increase for both periods was partially offset by a continued mix shift towards industry standard servers within the segment and the ongoing mix shift to lower-margin Integrity products within business critical systems. The decrease in operating expense as a percentage of net revenue for both periods resulted primarily from increased revenue, while operating expenses remained flat for both the third quarter and first nine months of fiscal 2006. The flat operating expenses reflected the benefits of our expense controls, which were offset by the higher bonus accruals in fiscal 2006.

HP Services

	Three months ended July 31
	2006	2005	% Increase
	In millions
Net revenue	$3,888	$3,837	1.3%
Earnings from operations	$364	$256	42.2%
Earnings from operations as a % of net revenue	9.4%	6.7%
	Nine months ended July 31
	2006	2005	% Increase (Decrease)
	In millions
Net revenue	$11,537	$11,636	(0.9)%
Earnings from operations	$1,002	$829	20.9%
Earnings from operations as a % of net revenue	8.7%	7.1%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended July 31, 2006	Nine months ended July 31, 2006
	Percentage Points
Technology services	(0.8)	(1.5)
Managed services	1.7	0.6
Consulting and integration	0.4	—

Total HPS	1.3	(0.9)

        On a constant currency basis, HPS net revenue increased 2% for both the third quarter and the first nine months of fiscal 2006 compared to the same periods in fiscal 2005. For the first nine months of fiscal 2006, the unfavorable currency impact was due primarily to the strengthening of the dollar against the euro and the yen. Net revenue in technology services decreased 1% and 2% for the third quarter and first nine months, respectively, of fiscal 2006 due primarily to declines related to competitive pricing pressures and changes in the mix of platforms being serviced. This decline was moderated by growth in our IT solutions business such as integrated support services. For the three and nine months ended July 31, 2006, managed services net revenue increased 9% and 3%, respectively, from the same prior year periods. The revenue increase for both periods was driven mainly by new business and existing account growth, with continued focus on making more strategic portfolio decisions to improve profitability. Net revenue in consulting and integration increased 3% for the third quarter and decreased slightly for the first nine months of fiscal 2006, compared to the same periods in fiscal

2005. Net revenue growth for the third quarter was due primarily to improved performance in Asia Pacific and Europe, Middle East and Africa. Net revenue decreased slightly for the first nine months of fiscal 2006 due primarily to a favorable contract dispute resolution that benefited our net revenue for the first nine months of fiscal 2005.

        HPS earnings from operations as a percentage of net revenue for the third quarter and first nine months of fiscal 2006 increased by 2.7 and 1.6 percentage points, respectively. The operating margin increase was the result of a combination of increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase was driven mainly by the continued focus on cost structure improvement from delivery efficiencies and cost controls, which were partially offset by the continued competitive environment in the solutions and services business and higher fiscal 2006 bonus accruals. Improved efficiencies in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue for both periods despite the impact of higher bonus accruals in fiscal 2006. Technology services operating margin for both periods continued to benefit from improved delivery efficiencies and cost controls as well as portfolio decisions made to improve profitability, all of which were offset in part by the impact of the ongoing portfolio mix shift from higher margin proprietary support to lower margin areas such as multi-vendor integrated support and solution services. Managed services operating margin improved for both periods due to delivery efficiencies, reduced operating expenses and more strategic portfolio decisions made to improve profitability. Consulting and integration operating margin improved for both periods due to more efficient utilization of our consultants and reduced operating expenses.

Software

	Three months ended July 31
	2006	2005	% Increase
	In millions
Net revenue	$318	$245	29.8%
Earnings (loss) from operations	$13	$(37)	NA
Earnings (loss) from operations as a % of net revenue	4.1%	(15.1)%
	Nine months ended July 31
	2006	2005	% Increase
	In millions
Net revenue	$952	$755	26.1%
Earnings (loss) from operations	$25	$(77)	NA
Earnings (loss) from operations as a % of net revenue	2.6%	(10.2)%

        On a constant currency basis, Software net revenue increased 29% for both the third quarter and the first nine months of fiscal 2006 compared to the same periods in fiscal 2005. The unfavorable currency impact of the first nine months of fiscal 2006 was due primarily to the strengthening of the dollar against the euro and the yen. The acquisition of Peregrine represented 14.2 and 14.9 percentage points of Software's net revenue growth in the first three and nine months of fiscal 2006, respectively. Net revenue associated with the Peregrine acquisition is included in the results of OpenView, our management solutions software product line, which represented 22 and 20 percentage points of growth on a weighted average net revenue basis for the three and nine months ended July 31, 2006, respectively. OpenCall, our telecommunications solutions product line, contributed the remaining 8 and 6 percentage points of the weighted average net revenue increase for the three and nine months, respectively, ended July 31, 2006. OpenView net revenue growth for both periods was the result of acquisitions and increases in support and services contracts. OpenCall net revenue growth for both periods was the result of increased product sales and licenses as well as larger contracts.

        The operating margin improvement for the three and nine months ended July 31, 2006 of 19.2 percentage points and 12.8 percentage points, respectively, as compared to the same periods in fiscal 2005 was the result primarily of a decrease in operating expense as a percentage of net revenue and an increase in gross margin as a percentage of net revenue. The decrease in operating expense as a percentage of net revenue for both periods was attributable to slower growth in field selling costs and research and development expenses attributable to cost management efforts, which were partially offset by higher growth in administrative expenses related to the integration of Peregrine. The decrease in operating expense as a percentage of net revenue was also partially offset by higher bonus accruals in fiscal 2006. The improvement in gross margin for both periods was driven by more effective management of the support and services costs for OpenView and OpenCall and from improved margins of our OpenCall product line resulting from a favorable product mix shift towards higher margin products.

Personal Systems Group

	Three months ended July 31
	2006	2005	% Increase
	In millions
Net revenue	$6,917	$6,386	8.3%
Earnings from operations	$275	$163	68.7%
Earnings from operations as a % of net revenue	4.0%	2.6%
	Nine months ended July 31
	2006	2005	% Increase
	In millions
Net revenue	$21,343	$19,628	8.7%
Earnings from operations	$816	$457	78.6%
Earnings from operations as a % of net revenue	3.8%	2.3%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended July 31, 2006	Nine months ended July 31, 2006
	Percentage Points
Notebook PCs	5.5	8.0
Workstations	0.8	0.7
Desktop PCs	2.4	1.1
Handhelds	(0.5)	(0.9)
Other	0.1	(0.2)

Total PSG	8.3	8.7

        On a constant currency basis, PSG's net revenue increased 9% for the third quarter and 11% for the first nine months of fiscal 2006 compared to the same periods in fiscal 2005. The unfavorable currency impact for the first nine months of fiscal 2006 was due primarily to the strengthening of the dollar against the euro and the yen. For both periods, net revenue increased across all regions and each business unit with the exception of Handhelds and Other, due primarily to an overall volume increase for the third quarter and first nine months of fiscal 2006 of 14% and 15%, respectively. Volume increases in both periods were the result of strong growth in the consumer and commercial markets, with significant improvement in emerging markets such as China, India, Brazil, and Russia. The PSG volume increase in the third quarter was moderated by a 7% decline in consumer client ASPs and a 6% decline in ASPs of commercial clients, which include workstations. For the first nine months of fiscal 2006, the volume increase also was moderated by a decline of 6% in consumer client ASPs and

7% in commercial client ASPs. The ASP declines in both periods were due to pricing decisions resulting from lower component costs as well as competitive pricing pressures, which were partially offset by a strong monitor attach rate in commercial desktop PCs. For the third quarter of fiscal 2006, net revenue increases in notebook and desktop PCs were 14% and 5%, respectively, while net revenue for consumer clients and commercial clients increased by 17% and 4%, respectively, from the comparable prior year period. For the first nine months of fiscal 2006, net revenue for notebook and desktop PCs increased 23% and 2%, respectively, while net revenue for consumer clients and commercial clients increased 19% and 4%, respectively, from the comparable prior year period.

        PSG earnings from operations as a percentage of net revenue for the third quarter increased 1.4 percentage points due to a 1.0 percent improvement in gross margin and a 0.4 percentage point reduction in operating expenses. For the first nine months of fiscal 2006, PSG's earnings from operations increased 1.5 percentage points due to a 0.8 percentage point improvement in gross margin and a 0.7 percentage point reduction in operating expenses. The gross margin improvement for both periods was due primarily to reduced warranty expense and supply chain costs as a percentage of net revenue, combined with component cost declines. The operating expense decline as a percentage of net revenue for both periods was primarily the result of the increased net revenue and continued efforts on improving cost structure through efficiency measures. The slight increase in operating expense for both periods was due primarily to the higher bonus accruals in fiscal 2006, which were partially offset by the benefits of our expense controls.

Imaging and Printing Group

	Three months ended July 31
	2006	2005	% Increase
	In millions
Net revenue	$6,234	$5,913	5.4%
Earnings from operations	$884	$771	14.7%
Earnings from operations as a % of net revenue	14.2%	13.0%
	Nine months ended July 31
	2006	2005	% Increase
	In millions
Net revenue	$19,503	$18,370	6.2%
Earnings from operations	$2,898	$2,517	15.1%
Earnings from operations as a % of net revenue	14.9%	13.7%

        The components of weighted average net revenue growth by business unit were as follows:

	Three months ended July 31, 2006	Nine months ended July 31, 2006
	Percentage Points
Supplies	5.1	5.6
Commercial hardware	0.8	1.1
Consumer hardware	(0.5)	(0.5)

Total IPG	5.4	6.2

        On a constant currency basis, IPG's net revenue increased 5% for the third quarter, and 8% for the first nine months of fiscal 2006 compared to the same periods in fiscal 2005. For the first nine months of fiscal 2006, the unfavorable currency impact was due primarily to the strengthening of the dollar against the euro and the yen. For the third quarter and first nine months of fiscal 2006, the growth in printer supplies net revenue reflected higher shipment volumes as a result of the continued

expansion of printer hardware placement and the strong performance of color-related products. The growth in commercial hardware net revenue was attributable mainly to unit volume growth in color laser printers and multifunction printers and, to a lesser extent, revenue growth in our large format printing associated with the completion of our acquisition of substantially all of the assets of Scitex on November 1, 2005. The continued shift in demand to lower-priced products and strategic pricing moderated the net revenue increase in commercial hardware for the third quarter and the first nine months of fiscal 2006. The decrease in consumer hardware net revenue for the third quarter and first nine months of fiscal 2006 was attributable to the decline in average revenue per unit associated with the continued shift towards lower-priced products.

        For the three months ended July 31, 2006, IPG earnings from operations as a percentage of net revenue increased 1.2 percentage points, driven by a 1.7 percentage point increase in gross margin that was offset by a 0.5 percentage point increase in operating expenses. The gross margin increase in the third quarter of fiscal 2006 was attributable mainly to supplies margins and a favorable portfolio mix shift from hardware to supplies, partially offset by unfavorable consumer hardware margins. Operating expense as a percentage of net revenue for the third quarter of fiscal 2006 increased year-over-year, due primarily to higher spending on marketing programs focused on increasing unit growth and higher bonus accruals. For the nine months ended July 31, 2006, IPG earnings from operations as a percentage of net revenue increased 1.2 percentage points, due primarily to a decline in operating expenses. Gross margin increased slightly as compared to the same period in fiscal 2005, with the overall mix shift from hardware to supplies offsetting the unfavorable effects of the shift towards lower-priced products in the first nine months of fiscal 2006. Operating expense as a percentage of net revenue for the first nine months of fiscal 2006 declined year-over-year, due mainly to realized savings from our cost structure initiatives coupled with increased revenue and partially offset by higher bonus accruals in fiscal 2006.

HP Financial Services

	Three months ended July 31
	2006	2005	% Increase (Decrease)
	In millions
Net revenue	$519	$489	6.1%
Earnings from operations	$35	$58	(39.7)%
Earnings from operations as a % of net revenue	6.7%	11.9%
	Nine months ended July 31
	2006	2005	% Decrease
	In millions
Net revenue	$1,533	$1,588	(3.5)%
Earnings from operations	$112	$161	(30.4)%
Earnings from operations as a % of net revenue	7.3%	10.1%

        For the three months ended July 31, 2006, net revenue grew 6% over the prior year period due primarily to a prior year $40 million net reduction in revenue resulting from the reclassification of certain leases from operating leases to capital leases. On a normalized basis, net revenue declined by 2% and 6% for the three and nine months ended July 31, 2006, respectively, due primarily to lower used equipment sales and other end-of-lease revenue that was partially offset by higher operating lease revenues.

        For the three months ended July 31, 2006, the 5.2 percentage point decrease in earnings from operations as a percentage of net revenue consisted of an 8.0 percentage point decrease in gross margin, which was partially offset by a 2.8 percentage point decrease in operating expense. For the nine months ended July 31, 2006, the 2.8 percentage point decrease in earnings from operations as a percentage of net revenue consisted of a 3.9 percentage point decrease in gross margin, which was partially offset by a 1.1 percentage point decrease in operating expense. The gross margin decline for the three and nine months ended July 31, 2006 was due primarily to higher interest expenses, a higher mix of operating lease assets and lower recoveries for bad debts, which were partially offset by lower credit losses. The decrease in operating expenses as a percentage of net revenue for both periods was the result of cost savings achieved through continued cost controls. The decrease for the third quarter also resulted from the prior year lease reclassifications that increased the prior year operating expenses as a percentage of net revenue.

Financing Originations

	Three months ended July 31		Nine months ended July 31
	2006	2005	2006	2005
	In millions
Total financing originations	$1,002	$912	$2,873	$3,031

        New financing originations, which include intercompany activity, increased 10% and decreased 5% for the three and nine months ended July 31, 2006, respectively, compared to the same periods in fiscal 2005. The year-to-date decrease reflects lower lease penetration rates of HP product revenues.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	July 31, 2006		October 31, 2005
	In millions
Portfolio assets(1)	$7,232		$7,085

Allowance for doubtful accounts	82		111
Operating lease equipment reserve	41		45

Total reserve	123		156

Net portfolio assets	$7,109		$6,929

Reserve coverage	1.7%		2.2%
Debt to equity ratio(2)	5.9	x	5.5	x

(1)
Portfolio assets include financing receivables of approximately $4.9 billion at July 31, 2006 and $5.0 billion at October 31, 2005 and net equipment under operating leases of $1.3 billion, both at July 31, 2006 and October 31, 2005, as disclosed in Note 8 to the Consolidated Condensed Financial Statements. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $400 million, both at July 31, 2006 and October 31, 2005, and intercompany leases of approximately $600 million at July 31, 2006 and approximately $400 million at October 31, 2005, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at July 31, 2006 increased 2% from October 31, 2005. The increase resulted primarily from a favorable currency impact. The overall percentage of portfolio assets reserved decreased due primarily to the write-off of assets covered by specific reserves and lower reserves resulting from a stronger portfolio risk profile.

        HPFS funds its operations mainly through a combination of intercompany debt and equity. The increase in the debt to equity ratio reflects a planned increase in portfolio leverage.

Roll-forward of Reserves:

	October 31, 2005	Additions to allowance	Deductions, net of recoveries	July 31, 2006
	In millions
Allowance for doubtful accounts	$111	$21	$(50)	$82
Operating lease equipment reserve	45	9	(13)	41

Total reserve	$156	$30	$(63)	$123

Corporate Investments

	Three months ended July 31
	2006	2005	% Increase (Decrease)
	In millions
Net revenue	$155	$143	8.4%
Loss from operations	$(33)	$(37)	(10.8)%
Loss from operations as a % of net revenue	(21.3)%	(25.9)%
	Nine months ended July 31
	2006	2005	% Increase (Decrease)
	In millions
Net revenue	$406	$381	6.6%
Loss from operations	$(115)	$(139)	(17.3)%
Loss from operations as a % of net revenue	(28.3)%	(36.5)%

        For the three and nine months ended July 31, 2006, the majority of the net revenue in Corporate Investments related to network infrastructure products, which grew as a result of continued increased sales of gigabit Ethernet switch products.

        Corporate Investments' loss from operations for the three months ended July 31, 2006 decreased compared to the same period in fiscal 2005 due primarily to higher gross profits from increased revenue of network infrastructure products. Corporate Investment loss for the nine months ended July 31, 2006 decreased due primarily to lower operating expenses related to corporate development, global alliances and HP Labs and higher gross profits from network infrastructure products. The decrease in operating expenses was due primarily to tighter expense controls. These expenses contributed to the majority of the loss from operations but were offset in part by operating profit from network infrastructure product sales.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION (Sources and Uses of Cash)

	Nine months ended July 31
	2006	2005
	In millions
Net cash provided by operating activities	$8,109	$6,142
Net cash used in investing activities	(1,906)	(1,123)
Net cash used in financing activities	(4,133)	(3,237)

Net increase in cash and cash equivalents	$2,070	$1,782

Operating Activities

        Net cash provided by operating activities increased by approximately $2.0 billion in the nine months ended July 31, 2006 as compared to the corresponding period in fiscal 2005. The increase was due primarily to higher earnings, delayed cash payments relating to our current year bonus accrual expected to be paid in the first quarter of fiscal 2007 and lower pension contributions, which were partially offset by higher levels of inventory and higher payments for restructuring.

Investing Activities

        Net cash used in investing activities increased by $783 million for the nine months ended July 31, 2006 as compared to the corresponding period in fiscal 2005. The increase was due primarily to higher cash paid for acquisitions.

Financing Activities

        Net cash used in financing activities increased by $896 million in the nine months ended July 31, 2006 as compared to the corresponding period in fiscal 2005. The increase was due primarily to a $2.9 billion increase in repurchases of common stock over the prior year and a $1.7 billion prepayment for common stock to be repurchased in future periods, which were partially offset by a net increase of $2.7 billion in borrowings from commercial paper, notes payable and debt and $0.9 billion increase in proceeds received from the issuance of common stock under employee stock plans.

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 160 million shares for approximately $5.0 billion in the first nine months of fiscal 2006. In the first nine months of fiscal 2005, we repurchased approximately 96 million shares for an aggregate price of $2.1 billion.

        In addition to the shares we repurchased, we received approximately 20 million shares for an aggregate price of $662 million under a prepaid variable share purchase program ("PVSPP") entered into with a third-party investment bank during the first quarter of 2006. Under the PVSPP, we prepaid $1.7 billion in the first quarter of fiscal 2006 in exchange for the right to receive a variable number of shares of our common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. We recorded the payment as a prepaid stock repurchase in the stockholders' equity section of our Consolidated Condensed Balance Sheet, and the payment was included in the cash flows from financing activities in the Consolidated Condensed Statement of Cash Flows. In connection with this program, the investment bank has purchased and will continue to trade shares of our common stock in the open market over time. The prepaid funds will be expended ratably over the term of the program.

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

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. As of July 31, 2006, we had remaining authorization of approximately $645 million in future share repurchases under the $4.0 billion repurchase authorization approved on February 14, 2006. Previously authorized share repurchases also will be made under the PVSPP until the remaining available balance is exhausted in the second quarter of fiscal 2007. On August 15, 2006, HP's Board of Directors authorized an additional $6.0 billion for future repurchases of outstanding shares of common stock.

Key Performance Metrics

	Three months ended
	July 31, 2006	October 31, 2005
Days of sales outstanding in accounts receivable	40	39
Days of supply in inventory	41	35
Days of purchases outstanding in accounts payable	(58)	(52)

Cash conversion cycle	23	22

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

        DSO increased mainly due to seasonally lower revenue during the three months ended July 31, 2006 compared to the three months ended October 31, 2005. The increase in DOS resulted primarily from higher inventory balance due to strategic buys of components as well as volume growth, and lower cost of sales due to improved operational effectiveness during the third quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005. The increase in DPO resulted primarily from higher accounts payable balance due to inventory increase, and lower cost of sales due to improved operational effectiveness. As a result, the cash conversion cycle increased for the three months ended July 31, 2006 compared to the fourth quarter ended October 31, 2005.

LIQUIDITY

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside of the United States could be repatriated to the United States but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. HP has provided for the United States federal tax liability on these amounts for financial statement purposes except for foreign earnings that are considered indefinitely reinvested outside of the United States. Repatriation could result in additional United States federal income tax payments in future years. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of the United States and we would meet United States liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities and the overall cost of capital. Outstanding debt increased to $6.8 billion as of July 31, 2006 as compared to $5.2 billion at October 31, 2005, bearing weighted average interest rates of 5.1% and 4.7%, respectively. Short-term borrowings increased to $4.3 billion at July 31, 2006 from $1.8 billion at October 31, 2005. The increase is due primarily to the reclassification from long-term to short-term of $2.0 billion of U.S. Dollar Global Notes, of which $1.0 billion will mature in December 2006 and $1.0 billion will mature in July 2007, as well as an increase of $1.5 billion in commercial paper. This increase was offset partially by the repayment of $200 million Series A Medium-Term Notes in December 2005 and 750 million Euro Medium-Term Notes in July 2006. During the first nine months of fiscal 2006, we issued $4.1 billion and repaid $2.6 billion of commercial paper. As of July 31, 2006, we had $33 million in total borrowings collateralized by certain financing receivable assets.

        HP, and not the HPFS financing business, issued or assumed the vast majority of our total outstanding debt. Like other financial services companies, HPFS has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At July 31, 2006, HPFS had approximately $7.1 billion in net portfolio assets, which include short-and long-term financing receivables and operating lease assets.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third-parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $1.2 billion as of July 31, 2006. The facility with the largest volume is one that is subject to a maximum amount of 525 million euros, or approximately $670 million (the "Euro Program"). We sold approximately $2.1 billion trade receivables during the first nine months of fiscal 2006, including approximately $1.4 billion under the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs. As of July 31, 2006, there was approximately $535 million available under these programs, of which $343 million related to the Euro Program.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At July 31, 2006
	Original Amount Available
		Used	Available
	In millions
2002 Shelf Registration Statement
Debt, global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	—	3,000
Lines of credit	2,293	22	2,271
Commercial paper programs
U.S.	6,000	1,624	4,376
Euro	500	127	373

	$14,793	$3,773	$11,020

        In May 2006, we filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") to enable us to offer and sell from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, we issued $1.0 billion in Floating Rate Global Notes under this registration statement. We used a portion of the proceeds received to repay our 5.25% Euro Medium-Term Notes due July 2006 at maturity. We used the remainder of the net proceeds for general corporate purposes.

        The securities issuable under the 2002 shelf registration statement include notes with due dates of nine months or more from issuance. The lines of credit are uncommitted and are available primarily through various foreign subsidiaries.

        We have a $3.0 billion U.S. credit facility expiring in December 2010. This credit facility is a senior unsecured committed borrowing arrangement primarily to support our U.S. commercial paper program. Our ability to have a U.S. commercial paper outstanding balance that exceeds the $3.0 billion committed credit facility is subject to a number of factors, including liquidity conditions and business performance.

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Rating Services, Moody's Investor Service and Fitch Ratings currently rate our senior unsecured long term debt A-, A3 and A and our short-term debt A-1, Prime-1, and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit or, in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme or our credit facility.

Contractual Obligations

        At July 31, 2006, our unconditional purchase obligations were approximately $2.7 billion, compared with $2.1 billion at October 31, 2005. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items. The increase in our unconditional purchase obligations was due primarily to strategic buying opportunities and volume growth.

Funding Commitments

        We previously disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2005 that we expected to contribute approximately $245 million to our pension plans, approximately $40 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims for our post-retirement benefit programs. As of July 31, 2006, we have made approximately $203 million and $30 million of contributions to non-U.S. pension plans and U.S. non-qualified plan participants, respectively, and paid $38 million to cover benefit claims for post-retirement benefit plans. We presently anticipate making additional contributions of between $50 million and $70 million to our qualified and non-qualified pension plans and expect to pay $15 million to cover benefit claims for post-retirement plans during the remainder of fiscal 2006. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement plans primarily for the payment of retiree health claims incurred during the fiscal year.

        We expect to make significant cash outlays associated with our restructuring plans during fiscal 2006. As a result of our approved restructuring plans, we expect future cash expenditures of approximately $870 million. The majority of this amount is recorded on our Consolidated Condensed Balance Sheet at July 31, 2006. We intend to expense up to $70 million in future periods as we incur the costs or we meet the requirements to record the costs as a liability. We expect to make cash payments of approximately $420 million during the remainder of fiscal 2006 and the remaining amount of approximately $450 million over the next five fiscal years.

Pending Acquisitions

        On July 25, 2006, we entered into an Agreement and Plan of Merger pursuant to which we will acquire Mercury Interactive Corporation ("Mercury"), a leading IT management software and services company, for $52 per share, representing an enterprise value of approximately $4.5 billion, net of existing cash and debt.

        The acquisition is being conducted by means of a tender offer for all of the outstanding shares of Mercury. We commenced the tender offer on August 17, 2006, and we expect to complete the acquisition in the fourth calendar quarter of 2006. For additional information, see Note 5 to the Consolidated Condensed Financial Statements, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2006, we are not involved in any material unconsolidated SPEs.

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

        Unlike many of our competitors, we have a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, we may invest less in certain of our businesses than our competitors do, and these competitors may have greater financial, technical and marketing resources available to them than our businesses that compete against them. Industry consolidation also may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

        We may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. The markets in which we do business, particularly the personal computer and printing markets, are highly competitive, and we encounter aggressive price competition for all of our products and services from numerous companies globally. Over the past several years, price competition in the market for personal computers, printers and related products has been particularly intense as competitors have aggressively cut prices and lowered their product margins for these products. Our results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

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

        Even if we are able to maintain or increase market share for a particular product, revenue could decline because the product is in a maturing industry. Revenue and margins also could decline due to increased competition from other types of products. For example, refill and remanufactured alternatives for some of HP's LaserJet toner and inkjet cartridges compete with HP's supplies business. In addition, other companies have developed and marketed new compatible cartridges for HP's laser and inkjet products, particularly in jurisdictions outside of the United States where adequate intellectual property protection may not exist. HP expects competitive refill and remanufacturing and cloned cartridge activity to continue to pressure margins in IPG, which in turn has a significant impact on HP margins and profitability overall.

If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

        The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position.

        In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of the problem and to determine appropriate solutions. However, we may have limited ability to control quality issues, particularly with respect to faulty components manufactured by third-parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or "patch"), we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could have a material adverse effect on our operating results.

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

        Because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third-parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third-parties at all or on reasonable terms, or such third-parties may demand cross-licenses to our intellectual property. In addition, it is possible that as a consequence of a merger or acquisition transaction third-parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

        Third-parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies such as HP. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreements to us.

        Finally, our costs of operations could be affected on an ongoing basis by the imposition of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing against HP seeking to impose levies upon equipment (such as multifunction devices and printers) and alleging that the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries that do not yet have levies on these types of devices are expected to extend existing levy schemes. The ultimate impact of these potential copyright levies or similar fees, including the number of units impacted, the amount of levies imposed and the ability of HP to recover such amounts through increased prices, remains uncertain.

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

  •
  difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws; and

  •
  fluctuations in freight costs and disruptions in the transportation and shipping infrastructure at important geographic points of exit and entry for our products and shipments.

        The factors described above also could disrupt our product and component manufacturing and key suppliers located outside of the United States. For example, we rely on manufacturers in Taiwan for the production of notebook computers and other suppliers in Asia for product assembly and manufacture.

        As more than 60% of our sales are from countries outside of the United States, other currencies, particularly the euro and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and financial condition.

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

  •
  Oversupply.    In order to secure supplies for the provision of products or services, at times we may make advance payments to suppliers or enter into non-cancelable commitments with vendors. In addition, we may purchase supplies strategically in advance of demand to take advantage of favorable pricing or to address concerns about the availability of future supplies. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete components, which could adversely affect our gross margin.

  •
  Contractual terms.    As a result of binding price or purchase commitments with vendors, we may be obligated to purchase supplies or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase supplies or services for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, and our gross margin could suffer. In addition, many of our competitors obtain products or components from the same contract manufacturers ("CMs"), original design manufacturers ("ODMs") and suppliers that we utilize. Our competitors may obtain better pricing and other terms and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain CMs, ODMs and suppliers could be limited. In addition, certain of our CMs, ODMs and suppliers may decide in the future to discontinue conducting business with us. Any of these actions by our competitors, CMs, ODMs or suppliers could adversely affect our future operating results and financial condition.

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

        Our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. In addition, new products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. We sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements may affect the quality, quantity and price of supplies to HP. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely effect our revenue and gross margins.

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

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Any of these changes could affect our profitability. Furthermore, our tax provisions could be adversely affected as a result of any new interpretative accounting guidance related to accounting for uncertain tax positions.

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

        We experience some seasonal trends in the sale of our products that also may produce variations in quarterly results and financial condition. For example, sales to governments (particularly sales to the United States government) are often stronger in the third calendar quarter, consumer sales are often stronger in the fourth calendar quarter, and many customers whose fiscal and calendar years are the same spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Typically, our third fiscal quarter is our weakest and our fourth fiscal quarter our strongest. Many of the factors that create and affect seasonal trends are beyond our control.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring and other cost reduction plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In July 2005, we announced workforce restructurings as well as reductions through a U.S. early retirement program. We now expect these programs to involve the termination or early retirement of approximately 15,300 employees worldwide through the first quarter of fiscal 2007. We expect to reinvest a significant portion of the cost savings from these actions to offset market forces or to be reinvested in our businesses to strengthen HP's competitiveness, particularly through hiring in key areas. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, and increased costs associated with workforce reductions in those locations, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

        During HP's third fiscal quarter of 2006, we announced a multi-year plan to reduce IT spending by consolidating HP's 85 data centers worldwide into six larger centers located in three U.S. cities, a four-year program to reduce real estate costs by consolidating several hundred HP real estate locations worldwide to fewer core sites, and a plan to integrate the activities carried out by our Global Operations organization directly into our business segments. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions, including assumptions regarding the costs and timing of activities in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties some of which are beyond our control. If these assumptions are not realized and we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. We also must keep employees focused on HP's strategies and goals, which may be more difficult due to uncertainty surrounding the workforce reduction efforts and the pension and retiree medical benefit plan changes announced in July 2005. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. The failure to hire or loss of key employees could have a significant impact on our operations.

Cost reduction efforts associated with our share-based payment awards and other compensation and benefit programs could adversely affect our ability to attract and retain employees.

        We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. In accordance with SFAS 123R, HP began recording charges to earnings for stock-based compensation expense in the first quarter of fiscal 2006. As a result, we will incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payment awards to employees in the future. Like other companies, HP has reviewed its equity compensation strategy in light of the current regulatory and competitive environment and has decided to reduce the total number of options granted to employees and the number of employees who receive share-based payment awards. Due to this change in our stock-based compensation strategy, combined with the pension and other benefit plan changes undertaken to reduce costs and our increasing reliance on variable pay, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

Any failure by us to manage, complete and integrate acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects and may result in financial results that are different than expected.

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

  •
  persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, engaging with employee works councils representing an acquired company's non-U.S. employees, integrating employees into HP, correctly estimating employee benefit costs and implementing restructuring programs;

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

        We evaluate and enter into significant extraordinary transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any extraordinary transaction, and the timeframe for achieving benefits of an extraordinary transaction may depend partially upon the actions of employees, suppliers or other third-parties. In addition, the pricing and other terms of our contracts for extraordinary transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (May 2006)	21,791,566	$32.62	21,791,566	$3,716,757,119
Month #2 (June 2006)	34,256,545	$31.73	34,256,545	$2,629,649,111
Month #3 (July 2006)	29,246,681	$31.63	29,246,681	$1,704,634,644

Total	85,294,792	$31.93	85,294,792

        HP repurchased shares in the third quarter of fiscal 2006 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the third quarter of fiscal 2006, other than shares repurchased under the prepaid variable share repurchase program discussed below, were purchased in open market transactions.

        In addition to the shares that HP repurchased, HP received approximately 13 million shares and 20 million shares of common stock, respectively, under its prepaid variable share purchase program ("PVSPP") during the three and nine months ended July 31, 2006. HP entered into the PVSPP with a third-party investment bank during the first quarter of fiscal 2006. Under the PVSPP, HP prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. The approximately 13 million shares of common stock that HP received under the PVSPP reduced the prepaid balance under the PVSPP by $430 million during the third quarter of fiscal 2006. Such shares and amounts are reflected in the table above in the months the shares were received. As of July 31, 2006, HP received approximately 20 million shares of common stock under the PVSPP, which reduced the prepaid balance under the PVSPP by $662 million.

        The prices at which HP purchases shares under the PVSPP are subject to a minimum and maximum that were determined in advance of any repurchases being completed, thereby effectively hedging HP's repurchase price. The exact number of shares to be repurchased is based upon the volume weighted average market price of HP's shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP is permitted to repurchase. HP decreases its shares outstanding each settlement period as shares are physically received. HP will retire all shares repurchased under the PVSPP, and HP will no longer deem those shares outstanding. See Note 12 to the Consolidated Condensed Financial Statements in Item 1 of Part 1 for more details.

        As of July 31, 2006, HP had remaining authorization of approximately $645 million for future share repurchases under the $4.0 billion repurchase authorization approved on February 14, 2006. Previously authorized share repurchases also will be made under the PVSPP until the remaining available balance is exhausted in the second quarter of fiscal 2007. On August 15, 2006, HP's Board of Directors authorized an additional $6.0 billion for future repurchases of outstanding shares of common stock.

Item 5. Other Information.

        As reported in a Current Report on Form 8-K filed by HP on September 6, 2006, we recently have been informally contacted by the Attorney General of the State of California requesting information concerning the processes employed in an investigation into possible sources of leaks of HP confidential information. In addition, since the filing of that Form 8-K, we have been informally contacted by the United States Attorney's Office for the Northern District of California requesting information similar to that sought by the California Attorney General. We are cooperating fully with these inquiries.

Item 6. Exhibits.

        The Exhibit Index beginning on page 83 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ ROBERT P. WAYMAN Robert P. Wayman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 11, 2006

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
2(b)	Agreement and Plan of Merger by and among Hewlett-Packard Company, Mars Landing Corporation and Mercury Interactive Corporation dated as of July 25, 2006.	8-K	001-04423	2.1	July 25, 2006
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective May 18, 2006.	8-K	001-04423	99.2	May 22, 2006
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)
	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001

4(f)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001
4(g)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(h)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(i)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(j)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
4(k)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(l)	Form of $1,000,000,000 Global Notes due May 22, 2009.	S-3	333-134327	4.10	June 7, 2006
4(m)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Registrant's 1987 Director Option Plan.*	S-8	33-30769	4	August 31, 1989

10(g)	Amendment of Registrant's 1987 Director Option Plan, effective July 17, 1991.*	10-K	001-04423	10(g)	January 14, 2005
10(h)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(i)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(j)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(k)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(l)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(m)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(n)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(o)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.2	November 23, 2005
10(p)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(q)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(r)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2005.*	8-K	001-04423	99.1	November 23, 2005

10(s)	Registrant's Service Anniversary Stock Plan, as amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003
10(t)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(u)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(v)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(w)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(x)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(y)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(z)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(a)(a)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(b)(b)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(c)(c)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(c)(c)	June 8, 2006

10(d)(d)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(d)(d)	June 8, 2006
10(e)(e)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(e)(e)	March 10, 2006
10(f)(f)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(g)(g)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(h)(h)	Form of Stock Option Agreement for Registrant's 1987 Director Option Plan, as amended.*	10-K	001-04423	10(n)(n)	January 14, 2005
10(i)(i)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(j)(j)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(l)(l)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2003 Program.*	10-Q	001-04423	10(p)(p)	September 8, 2005
10(m)(m)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(n)(n)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005

10(o)(o)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURE
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX