Form 10-K
period 2006-10-31
HEWLETT PACKARD CO
filed 2006-12-22
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2006
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4423

HEWLETT-PACKARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1081436 (I.R.S. employer identification no.)
3000 Hanover Street, Palo Alto, California (Address of principal executive offices)	94304 (Zip code)

Registrant's telephone number, including area code: (650) 857-1501

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share Liquid Yield Option™ Notes due 2017	New York Stock Exchange The Nasdaq Stock Market

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

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates was $90,860,054,190 based on the last sale price of common stock on April 28, 2006.

        The number of shares of HP common stock outstanding as of November 30, 2006 was 2,720,808,149 shares.

DOCUMENTS INCORPORATED BY REFERENCE DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2006 are incorporated by reference into Part III of this Report.	III

Hewlett-Packard Company

Form 10-K

For the Fiscal Year Ended October 31, 2006

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of cost reduction programs and restructuring plans; the outcome of pending legislation and accounting pronouncements; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

Reclassifications

        HP has made certain reclassifications to its Consolidated Balance Sheet as of October 31, 2006 and its Consolidated Statement of Cash Flows for the fiscal year ended October 31, 2006 since HP reported its preliminary fourth quarter financial results on November 16, 2006. These reclassifications were made in connection with the completion of an extensive internal and external review of tax data (including consolidating and reviewing the tax provisions of numerous domestic and foreign entities) in the ordinary course of preparing this Annual Report on Form 10-K. These reclassifications are limited to the "Other current assets," "Long-term financing receivables and other assets," "Taxes on earnings" and "Other liabilities" line items of that Consolidated Balance Sheet and the "Deferred taxes on earnings" and "Taxes on earnings" line items of the Consolidated Statement of Cash Flows and do not affect HP's previously reported Consolidated Statement of Earnings for the fiscal year ended October 31, 2006.

PART I

ITEM 1. Business.

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium sized businesses ("SMBs"), large enterprises, including the public and education sectors. Our offerings span:

  •
  personal computing and other access devices,

  •
  imaging and printing-related products and services,

  •
  enterprise information technology infrastructure, including enterprise storage and server technology, enterprise system and network management software, and

  •
  multi-vendor customer services, including technology support and maintenance, consulting and integration and managed services.

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

HP Products and Services; Segment Information

        During fiscal 2006, our operations were organized into seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS") and Corporate Investments. Given the solution sale approach across our enterprise offerings, and in order to capitalize on up-selling and cross-selling opportunities, ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). While TSG is not a business segment, this aggregation provides a supplementary view of our business. In each of the past three fiscal years, industry standard servers, technology services, desktops, notebooks and printing supplies each accounted for more than 10% of our consolidated net revenue.

        A summary of our net revenue, earnings from operations and assets for our segments and business units is found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

Technology Solutions Group

        TSG provides servers, storage, software and information technology ("IT") services that enable enterprise and midmarket business customers to better manage their current IT environments and transform them into a business enabler. TSG products help accelerate growth, minimize risk and reduce costs to optimize the business outcomes of customers' IT investments. Companies around the globe leverage HP's infrastructure solutions to deploy next generation data centers and address business challenges ranging from compliance to business continuity. TSG's modular IT systems and services are primarily standards-based and feature differentiated technologies in areas including power and cooling, unified management, security, virtualization and automation. Each of the three business segments within TSG is described in detail below.

Enterprise Storage and Servers

        The server market continues to shift towards standards-based architectures as proprietary hardware and operating systems are replaced by industry standard server platforms that typically offer compelling price and performance advantages by leveraging standards-based operating systems and microprocessor designs. At the same time, critical business functions continue to demand scalability and reliability. By providing a broad portfolio of storage and server solutions, ESS aims to optimize the combined product solutions required by different customers and provide solutions for a wide range of operating environments, spanning both the enterprise and the SMB markets. ESS provides storage and server products in a number of categories.

        Industry Standard Servers.    Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows®,(1) Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines that include pedestal-tower servers, density-optimized rack servers and

HP's BladeSystem family of blade servers. In fiscal 2006, HP's industry standard server business continued to lead the industry in terms of units shipped. HP also has a strong position in blade servers, the fastest-growing segment of the market.

(1)
Windows® is a registered trademark of Microsoft Corporation.

        Business Critical Systems.    Business Critical Systems include Itanium®(2)-based Integrity servers running on the HP-UX, Windows®, Linux and OpenVMS operating systems, including the high-end Superdome servers and fault-tolerant Integrity NonStop servers. Business Critical Systems also include the Reduced Instruction Set Computing ("RISC")-based servers with the HP 9000 line running on the HP-UX operating system, HP AlphaServers running on both Tru64 UNIX®(3) and OpenVMS, and MIPs-based NonStop servers.

(2)
Itanium® is a registered trademark of Intel Corporation.

(3)
UNIX® is a registered trademark of The Open Group.

        Storage.    HP's StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks, network attached storage, storage management software and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

HP Services

        HPS provides a portfolio of multi-vendor IT services, including technology services, consulting and integration and managed services, also known as outsourcing. HPS also offers a variety of services tailored to particular industries such as communications, media and entertainment, manufacturing and distribution, financial services and the public sector, including government and education services. HPS collaborates with the Enterprise Storage and Servers and Software groups, as well as with third-party system integrators and software and networking companies to bring solutions to HP customers. HPS also works with HP's Imaging and Printing Group and Personal Systems Group to provide managed print services, end user workplace services, and mobile workforce productivity solutions to enterprise customers.

        Technology Services.    HPS provides a range of technology services from standalone product support to high availability services for complex, global, networked, multi-vendor environments and business continuity and recovery services. This business also manages the delivery of product warranty support through its own service organization, as well as through authorized partners.

        Consulting and Integration.    HPS provides consulting and integration services to architect, design and implement technology and industry-specific solutions for customers. Consulting and integration also provides cross-industry solutions in the areas of architecture and governance, infrastructure, applications and packaged applications, security, IT service management, information management and enterprise Microsoft solutions.

        Managed Services.    HPS offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services and business process outsourcing.

Software

        Software provides management software solutions, including support, that allow enterprise customers to manage their IT infrastructure, operations, applications, IT services and business processes under the HP OpenView brand. In addition, this segment delivers a suite of comprehensive, carrier-grade software platforms for developing and deploying next-generation voice, data and converged services to network and service providers under the HP OpenCall brand.

        HP is focused on extending its distributed systems management leadership position into application, service management and business process management market segments. In December, 2005, we acquired the outstanding shares of Peregrine Systems, Inc. ("Peregrine"). The acquisition of Peregrine adds key asset and service management components to our HP OpenView portfolio. In November 2006, we completed our acquisition of Mercury Interactive Corporation ("Mercury"), an IT management software and services company. The acquisition will combine HP OpenView's systems, network and IT service management software solutions with Mercury's application management, application delivery, and IT governance offerings. This portfolio of solutions is expected to enable our customers to reduce IT costs and make better IT decisions by helping them align IT spending with business goals and automate and measure IT program effectiveness.

Personal Systems Group

        PSG is one of the leading providers of personal computers ("PCs") in the world based on unit volume shipped and annual revenue. PSG provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for the commercial and consumer markets. We group commercial desktops, commercial notebooks and workstations into commercial clients and consumer desktop and consumer notebooks into consumer clients when describing our performance in these markets. Like the broader PC market, PSG continues to experience a shift toward mobile products such as notebooks. Both commercial and consumer PCs are based predominately on the Windows® operating system and use Intel and AMD processors.

        Commercial PCs.    PSG offers a variety of personal computers optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. These commercial PCs include the HP Compaq business desktops and business notebooks, as well as the HP Compaq Tablet PCs.

        Consumer PCs.    Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs, and are targeted at the home user.

        Workstations.    Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. HP provides workstations that run on UNIX®, Windows® and Linux-based operating systems.

        Handheld Computing.    HP provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows® Mobile software. These products range from value devices such as music or Global Positioning System receivers to advanced devices with voice and data capability.

        Digital Entertainment.    PSG's digital entertainment products are targeted at the intersection of the personal computing and consumer electronics markets and span a range of products and product categories that allow customers to enjoy a broad range of digital entertainment experiences. PSG's digital entertainment products include HD DVD and RW drives and DVD writers; the HP Digital Entertainment Center, which allows consumers to access their music, movies, home videos and photos from a single device via remote control; and plasma and LCD flat-panel televisions.

Imaging and Printing Group

        IPG is the leading imaging and printing systems provider in the world for consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing in areas such as industrial applications, outdoor signage, and the graphic arts business. When describing our performance in this segment, we group inkjet printer units and digital photography and entertainment products and services into consumer hardware, LaserJet printers and graphics and imaging products into commercial hardware and break out printer supplies separately.

        Inkjet Printers.    Inkjet systems include desktop single function and inkjet all-in-one printers, including photo, productivity and business inkjet printers and scanners.

        Digital Photography and Entertainment.    Digital imaging products and services include photo specialty printers, photo kiosks, digital cameras, accessories and online photo services through Snapfish in North America. An important part of IPG's strategy is to provide digital imaging solutions that rival traditional imaging for quality, cost and ease of use so that consumers can manage their digital imaging throughout the home and outside the home.

        LaserJet Printers.    LaserJet systems include monochrome and color laser printers, printer-based multi-function devices and Total Print Management Solutions for enterprise customers. A key initiative in this area of IPG's business has been and continues to be driving color printing penetration in the office.

        Graphics and Imaging.    Graphics and Imaging products include large format (DesignJet) printers, Indigo and Scitex digital presses, digital publishing solutions and graphics printing solutions. A key initiative for IPG is to capture high-value pages by developing compelling solutions for the industrial, commercial printing and graphics segments.

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

Corporate Investments

        Corporate Investments is managed by the Office of Strategy and Technology and includes Hewlett-Packard Laboratories, also known as HP Labs, and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions under the brand "ProCurve Networking." Corporate Investments also derives revenue from licensing specific HP technology to third parties.

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

        TSG manages enterprise and public sector customer relationships and also is charged with simplifying sales processes across our segments to improve speed and effectiveness of customer delivery. In this capacity, TSG manages our direct sales for value products including UNIX®, enterprise storage and software and pre-sales technical consultants, as well as our direct distribution activities for commercial products and go-to-market activities with systems integrators and ISVs. TSG also drives HP's vertical sales and marketing approach in the communication, media and entertainment, financial services manufacturing and distribution and public sector industries.

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

        IPG manages HP's overall consumer-related sales and marketing activities, including our annual consumer product launch for the back-to-school and holiday seasons. IPG also manages consumer channel relationships with approximately 28,000 third-party retail locations for imaging and printing products, as well as other consumer products, including consumer PCs, which provides for a bundled sale opportunity between PCs and IPG products. In addition, IPG manages direct consumer sales through www.hp.com.

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

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines, LaserJet supplies and parts for products with short life cycles (although some of these sources have operations in multiple locations). We are dependent upon Intel as a supplier of processors and Microsoft for various software products. However, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. We also have a valued relationship with AMD, and we have continued to see greater acceptance of AMD processors in the market during fiscal 2006.

        Like other participants in the high technology industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. From time to time, we experience significant price volatility and supply constraints of certain components that are not available from multiple sources. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on gross margin but does not disrupt production. On occasion, we acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly," in Item 1A, which is incorporated herein by reference.

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

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Over 60% of our overall net revenue in fiscal 2006 came from outside the United States. The substantial majority of our net revenue originating outside the United States was from customers other than foreign governments.

        For a discussion of risks attendant to HP's foreign operations, see "Risk Factors—Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses and financial condition," in Item 1A, "Quantitative and Qualitative Disclosure about Market Risk" in Item 7A and Note 9 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

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

        Expenditures for research and development in fiscal 2006 were $3.6 billion compared to $3.5 billion in fiscal 2005 and $3.6 billion in fiscal 2004. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. At October 31, 2006, our worldwide patent portfolio included over 30,000 patents, which was approximately equivalent to the number of patents in our patent portfolio at the end of fiscal 2005 and significantly higher then the 25,000 patents we held at the end of fiscal 2004.

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

        The competitive environments in which each segment operates are described below:

        Enterprise Storage and Servers.    The areas in which ESS operates are intensely competitive and are characterized by rapid and ongoing technological innovation and price reductions. Our competitors range from broad solutions providers such as International Business Machines Corporation ("IBM") to more focused competitors such as EMC Corporation in storage, Dell, Inc. ("Dell") in industry standard servers, and Sun Microsystems, Inc. in UNIX®-based servers. We believe that our important competitive advantages in this segment include our broad range of server and storage products and related software and services, our global reach, our significant intellectual property portfolio and research and development capabilities, which will contribute to further enhancements of our product offerings and our ability to cross sell our portfolio and leverage scale advantages in everything from brand to procurement leverage.

        HP Services.    The principal areas in which HPS competes are technology services, consulting and integration and managed services. The technology services and consulting and integration markets have been under significant pressure as customers scrutinize their IT spending. However, this trend has benefited the managed services business as customers attempt to reduce their IT costs and focus their resources on their core businesses. Our key competitors in this segment include IBM Global Services, systems integration firms such as Accenture Ltd., outsourcing firms such as Electronic Data Systems Corporation and offshore companies. Many of our competitors are able to offer a wide range of services through a global network of service providers, and some of our competitors enjoy significant brand recognition. HPS teams with many companies that offer services which allow us to extend our reach and augment our capabilities. Our competitive advantages include our global delivery organization, our deep technical expertise, our diagnostic and IT management tools as well as our ability to offer customers alternative service offerings from hardware support to consulting to datacenter outsourcing.

        Software.    Our software competitors include companies focused on providing software solutions for IT management, such as BMC Software Inc, CA Inc., and IBM Tivoli Software.

        Personal Systems Group.    The areas in which PSG operates are intensely competitive and are characterized by rapid price reductions and inventory depreciation. Our primary competitors for the branded personal computers are Dell, Acer Inc, Apple Computer, Inc., Gateway, Inc., Lenovo Group Limited and Toshiba Corporation. In particular regions, we also experience competition from local companies and from generically-branded or "white box" manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities, our brand and procurement leverage, our ability to cross sell our portfolio of offerings, our extensive service and support offerings and the availability of our broad based distribution of products from retail and commercial channels to direct sales.

        Imaging and Printing Group.    We are the leading imaging and printing systems provider in the world for printer hardware, printing supplies and scanning devices. We believe that our brand recognition, reputation for quality, breadth of product offerings and large customer base are important competitive advantages. However, the markets for printer hardware and associated supplies are highly competitive, especially with respect to pricing and the introduction of new products and features. IPG's key competitors include Canon USA, Inc., Lexmark International, Inc., Xerox Corporation ("Xerox"), Seiko Epson Corporation, Samsung Electronics Co. Ltd. and Dell. In addition, independent suppliers offer refill and remanufactured alternatives for our supplies which, although generally offering lower print quality and reliability, may be offered at lower prices and put pressure on our supplies sales and margins. Other companies also have developed and marketed new compatible cartridges for HP's laser and inkjet products, particularly in jurisdictions outside of the United States where adequate intellectual property protection may not exist. In recent years, we and our competitors have regularly lowered prices on printer hardware both to reach new customers and in response to the competitive environment. Important areas for future growth include digital photography in the home and outside the home, printer-based multi-function devices in the office space, digital presses in our imaging and graphics space and driving color printing expansion in the office. While we encounter competitors in some product categories whose current market share is greater than ours, such as Xerox in copiers and Heidelberger Druckmaschinen Aktiengesellschaft in publishing, we believe we will provide important new contributions in the home, the office and publishing environments by providing comprehensive solutions.

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

Environment

        Some of our operations use substances regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damage or personal injury claims, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead, cadmium and certain other substances that apply to specified electronics products put on the market in the European Union (the "EU") as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation in China, the labeling provisions of which go into effect March 1, 2007. We also could face significant costs and liabilities in connection with product take-back legislation. The EU has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). Producers participating in the market became financially responsible for implementing their responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain EU member states has been delayed into 2006 and 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if we are not subject to regulations imposed by local governments. The liability for environmental remediation and other environmental costs is accrued when HP considers it probable and can reasonably estimate the costs. Environmental costs and accruals are presently not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Executive Officers:

Mark V. Hurd; age 49; Chairman, Chief Executive Officer and President

        Mr. Hurd has served as Chief Executive Officer, President and a member of the Board of Directors since April 1, 2005 and as Chairman since September 22, 2006. Prior to that, he served as Chief Executive Officer of NCR Corporation, a technology company, from March 2003 to March 2005 and as President of NCR from July 2001 to March 2005. From September 2002 to March 2003, Mr. Hurd was the Chief Operating Officer of NCR, and from July 2000 until March 2003 he was Chief Operating Officer of NCR's Teradata data-warehousing division.

R. Todd Bradley; age 48; Executive Vice President, Personal Systems Group

        Mr. Bradley was elected Executive Vice President in June 2005. From October 2003 to June 2005, he served as the Chief Executive Officer of palmOne Inc., a mobile computing company. Mr. Bradley also served as President and Chief Operating Officer of palmOne from May 2002 until October 2003, and from June 2001 to May 2002 he served as Executive Vice President and Chief Operating Officer of palmOne.

Charles N. Charnas; age 48; Acting General Counsel, Vice President and Assistant Secretary

        Mr. Charnas was elected Assistant Secretary in 1999 and has served as Acting General Counsel since September 2006. He was appointed Vice President and Deputy General Counsel in 2002. Since 1999, he has headed the Corporate, Securities and Mergers and Acquisitions Section of HP's worldwide Legal Department. Mr. Charnas is not an executive officer for purposes of Section 16 of the Securities Exchange Act of 1934.

Jon E. Flaxman; age 49; Senior Vice President, Controller and Principal Accounting Officer

        Mr. Flaxman was elected Principal Accounting Officer on February 8, 2005. He was elected Senior Vice President in 2002 after serving as Vice President and Controller since May 2001.

Brian Humphries; age 33; Vice President, Investor Relations

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

Vyomesh Joshi; age 52; Executive Vice President, Imaging and Printing Group

        Mr. Joshi was elected Executive Vice President in 2002 after serving as Vice President since January 2001. He became President of the Imaging and Printing Group in February 2001. Mr. Joshi also served as Chairman of Phogenix Imaging LLC, a joint venture between HP and Kodak, from 2000 until May 2003, when Phogenix was dissolved. Mr. Joshi also is a director of Yahoo! Inc.

Richard H. Lampman; age 61; Senior Vice President of Research, Director of HP Labs

        Mr. Lampman was elected Senior Vice President in 2002. He has served as the director of HP Labs since 1999. Mr. Lampman has announced his intention to retire in fiscal 2007.

Catherine A. Lesjak; age 47; Senior Vice President and Treasurer

        Ms. Lesjak was elected Senior Vice President and Treasurer in 2003. From May 2002 to July 2003, she was Vice President of Finance for Enterprise Marketing and Solutions and Vice President of Finance for the Software Global Business Unit. From June 2000 to May 2002, Ms. Lesjak was Controller for the Software Solutions Organization. In December 2006, Ms. Lesjak was elected Executive Vice President and Chief Financial Officer effective upon the effectiveness of the retirement of the current Executive Vice President and Chief Financial Officer, Robert P. Wayman.

Ann M. Livermore; age 48; Executive Vice President, Technology Solutions Group

        Ms. Livermore was elected Executive Vice President in 2002 after serving as Vice President since 1995. Since May 2004, she has led the Technology Solutions Group. In April 2001, she became President of HP Services. Ms. Livermore also is a director of United Parcel Service, Inc.

Catherine T. Lyons; age 50; Executive Vice President and Chief Marketing Officer

        Ms. Lyons was elected Executive Vice President and Chief Marketing Officer in June 2005. From September 2003 to June 2005, she was Senior Vice President of Business Imaging and Printing, and from 2001 to 2003, Ms. Lyons was Vice President and General Manager for the Inkjet Supplies Division.

Randall D. Mott; age 50; Executive Vice President and Chief Information Officer

        Mr. Mott was elected Executive Vice President and Chief Information Officer in July 2005. From 2000 to June 2005, Mr. Mott was Senior Vice President and Chief Information Officer of Dell, Inc.

Marcela Perez de Alonso; age 52; Executive Vice President, Human Resources

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

Shane V. Robison; age 53; Executive Vice President and Chief Strategy and Technology Officer

        Mr. Robison was elected Senior Vice President in 2002 in connection with HP's acquisition of Compaq. He has served as Chief Strategy and Technology Officer since May 2002. Prior to joining HP, Mr. Robison served as Senior Vice President, Technology and Chief Technology Officer at Compaq from 2000 to May 2002.

Robert P. Wayman; age 61; Executive Vice President and Chief Financial Officer

        Mr. Wayman has served as Executive Vice President since December 1992 and Chief Financial Officer since 1984. Mr. Wayman served as interim CEO from February 2005 through March 2005. He was elected to HP's Board of Directors in February 2005 and previously had served on the Board from 1993 to 2002. Mr. Wayman also is a director of Con-way Inc. and Sybase Inc. Mr. Wayman will retire from his position as Executive Vice President and Chief Financial Officer effective on December 31, 2006.

Employees

        We had approximately 156,000 employees worldwide as of October 31, 2006.

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

Hewlett-Packard Company
Attention: Investor Relations
3000 Hanover Street
Palo Alto, CA 94304
(866) GET-HPQ1 or (866) 438-4771
http://investor.hp.com/docreq.cfm

        We submitted the certification of the CEO of HP required by Section 303A.12(a) of the New York Stock Exchange (NYSE) Listed Company Manual, relating to HP's compliance with the NYSE's corporate governance listing standards, to the NYSE on March 17, 2006 with no qualifications.

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

        Unlike many of our competitors, we have a portfolio of businesses and must allocate resources across these businesses while competing with companies that specialize in one or more of these product lines. As a result, we may invest less in certain areas of our businesses than our competitors do, and these competitors may have greater financial, technical and marketing resources available to them than our businesses that compete against them. Industry consolidation also may affect competition by creating larger, more homogeneous and potentially stronger competitors in the markets in which we compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

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

        Even if we are able to maintain or increase market share for a particular product, revenue could decline because the product is in a maturing industry. Revenue and margins also could decline due to increased competition from other types of products. For example, refill and remanufactured alternatives for some of HP's LaserJet toner and inkjet cartridges compete with HP's supplies business. In addition, other companies have developed and marketed new compatible cartridges for HP's LaserJet and inkjet products, particularly in jurisdictions outside of the United States where adequate intellectual property protection may not exist. HP expects competitive refill and remanufacturing and cloned cartridge activity to continue to pressure margins in IPG, which in turn has a significant impact on HP margins and profitability overall.

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

        Many of the industries in which we compete are characterized by rapid technological advances in hardware performance, software functionality and features, frequent introduction of new products, short product life cycles, and continual improvement in product price characteristics relative to product performance. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be supported adequately by application software. The introduction of new products by our suppliers, such as the release of the Windows Vista™ operating system by Microsoft during HP's first fiscal quarter of 2007, also may result in delays in customer purchases and difficulty in predicting customer demand. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline.

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

        Because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. In addition, it is possible that as a consequence of a merger or acquisition transaction third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

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

        Sales outside the United States make up more than 60% of our net revenue. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

        As more than 60% of our sales are from countries outside of the United States, other currencies, particularly the euro and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

        Our operations depend on our ability to anticipate our needs for components, products and services and our suppliers' ability to deliver sufficient quantities of quality components, products and services at reasonable prices in time for us to meet critical schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, and risks related to our relationships with single source suppliers, as described below.

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

  •
  Single source suppliers. Our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Intel to provide us with a sufficient supply of processors for many of our PCs, workstations, handheld computing devices and servers, and some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single source supplier could delay production of some products as replacement suppliers initially may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, alternative sources may not exist or those alternative sources may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of supplies to HP. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely effect our revenue and gross margins.

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

        Our quarterly sales have reflected a pattern in which a disproportionate percentage of each quarter's total sales occur towards the end of such quarter. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

        We experience some seasonal trends in the sale of our products that also may produce variations in quarterly results and financial condition. For example, sales to governments (particularly sales to the United States government) are often stronger in the third calendar quarter, consumer sales are often stronger in the fourth calendar quarter, and many customers whose fiscal and calendar years are the same spend their remaining capital budget authorizations in the fourth calendar quarter prior to new budget constraints in the first calendar quarter of the following year. European sales are often weaker during the summer months. Demand during the spring and early summer also may be adversely impacted by market anticipation of seasonal trends. Moreover, to the extent that we introduce new products in anticipation of seasonal demand trends, our discounting of existing products may adversely affect our gross margin prior to or shortly after such product launches. Typically, our third fiscal quarter is our weakest and our fourth fiscal quarter is our strongest. Many of the factors that create and affect seasonal trends are beyond our control.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        Historically, we have undertaken restructuring and other cost reduction plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense control programs. In July 2005, we announced workforce restructurings as well as reductions through a U.S. early retirement program. We now expect these programs to involve the elimination or early retirement of approximately 15,200 positions worldwide through the first quarter of fiscal 2007. We expect to reinvest a significant portion of the cost savings from these actions to offset market forces or to be reinvested in our businesses to strengthen HP's competitiveness, particularly through hiring in key areas. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, and increased costs associated with workforce reductions in those locations, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

        During HP's third fiscal quarter of 2006, we announced a multi-year plan to reduce IT spending by consolidating HP's 85 data centers worldwide into six larger centers located in three U.S. cities, a four-year program to reduce real estate costs by consolidating several hundred HP real estate locations worldwide to fewer core sites, and a plan to integrate the activities carried out by our Global Operations organization directly into our business segments. Such actions are expected to result in instances of accelerated depreciation or asset impairment when we vacate facilities or cease using equipment before the end of their respective lease term or asset life. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions, including assumptions regarding the costs and timing of activities in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties some of which are beyond our control. If these assumptions are not realized and we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

        We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. HP began recording charges to earnings for stock-based compensation expense in the first quarter of fiscal 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment". As a result, we will incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payment awards to employees in the future. Like other companies, HP has reviewed its equity compensation strategy in light of the current regulatory and competitive environment and has decided to reduce the total number of options granted to employees and the number of employees who receive share-based payment awards. Due to this change in our stock-based compensation strategy, combined with the pension and other benefit plan changes undertaken to reduce costs and our increasing reliance on variable pay, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

We cannot predict the outcome of various regulatory inquiries and stockholder derivative action lawsuits arising out of the processes employed in the investigation into leaks of HP confidential information to members of the media, and we may be named in additional regulatory inquiries and stockholder litigation, all of which could result in significant legal and other expenses.

        The Attorney General of the State of California, the Committee on Energy and Commerce of the U.S. House of Representatives, the United States Attorney's Office for the Northern District of California, the Division of Enforcement of the SEC and the Federal Communications Commission are all conducting or have conducted inquiries or investigations relating to the processes employed in the investigation into leaks of HP confidential information to members of the media. Four stockholder derivative lawsuits also have been filed in California (all of which have been consolidated into a single lawsuit) and two in Delaware purportedly on behalf of HP stockholders seeking to recover damages and to obtain specified injunctive relief stemming from the activities of the leak investigations. Other regulatory inquiries or investigations may be commenced by other U.S. federal, state or foreign regulatory agencies, and we may in the future be subject to additional litigation or other proceedings arising in relation to these matters. The period of time necessary to resolve these regulatory inquiries and investigations and stockholder lawsuits is uncertain, and the expense of responding to these inquiries and defending such litigation may be significant. In addition, we may be obligated to indemnify (and advance legal expenses to) former or current directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements, and Delaware law. Further, if we enter into settlement agreements or are subject to an adverse finding resulting from any of these inquiries, we could be required to pay fines or penalties or have other remedies imposed upon us.

        We have entered into an agreement with the California Attorney General to resolve civil claims relating to the leak investigation. Under the terms of the agreement, which includes an injunction, we have agreed to pay a total of $14.5 million and to implement and maintain for five years a series of measures designed to ensure that HP's corporate investigations are conducted in accordance with California law and the company's high ethical standards. If we fail to implement and maintain these measures as required under the agreement, we could be subject to civil or criminal penalties.

Unforeseen environmental costs could impact our future net earnings.

        Some of our operations use substances regulated under various federal, state and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead, cadmium and certain other substances that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation in China, the labeling provisions of which go into effect on March 1, 2007 in China. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations. We also could face significant costs and liabilities in connection with product take-back legislation. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. The EU has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). Producers participating in the market became financially responsible for implementing these responsibilities beginning in August 2005. Implementation in certain EU member states has been delayed into 2006 and 2007. HP's potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

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

ITEM 1B. Unresolved Staff Comments.

        Not applicable.

ITEM 2. Properties.

        As of October 31, 2006, we owned or leased a total of approximately 64 million square feet of space worldwide. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

        As of October 31, 2006, our sales and support operations occupied approximately 12 million square feet. We own 42% of the space used for sales and support activities and lease the remaining 58%.

        Our manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 52 million square feet. We own 56% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 44%. Our plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. At the end of fiscal 2006, we were productively utilizing the majority of the space in our facilities, while executing our previously announced plans to consolidate our 85 data centers into six larger centers and to reduce our real estate costs and increase our productive utilization by consolidating several hundred real estate locations worldwide to fewer core sites over the next four years.

        As indicated above, we have seven business segments: ESS, HPS, Software, PSG, IPG, HPFS, and Corporate Investments. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

        Our principal executive offices, including global headquarters, are located at 3000 Hanover Street, Palo Alto, California, United States of America. The locations of our headquarters of geographic operations at October 31, 2006 were as follows:

Headquarters of Geographic Operations

Americas	Europe, Middle East, Africa	Asia Pacific, including Japan
Houston, Texas	Geneva, Switzerland	Singapore

        The locations of our major product development and manufacturing facilities and HP Labs at October 31, 2006 were as follows:

Product Development and Manufacturing

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories
Cupertino, Fremont, Palo Alto, Roseville, San Diego and Woodland, California	Herrenberg, Germany Dublin, Ireland	Palo Alto, California Bangalore, India
Fort Collins and Colorado Springs, Colorado	Rehovot and Netanya, Israel	Haifa, Israel
Boise, Idaho	Amersfoort, The Netherlands	Tokyo, Japan
Indianapolis, Indiana	Barcelona, Spain	Bristol, United Kingdom
Andover and Marlboro, Massachusetts	Erskine, United Kingdom
Nashua, New Hampshire	Asia Pacific, including Japan
Swedesboro, New Jersey	Shanghai, China
Corvallis, Oregon	Akishima, Japan
Memphis and Nashville, Tennessee	Singapore
Houston, Texas
Sandston, Virginia
Vancouver, Washington
Aguadilla, Puerto Rico

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Form 10-K, respectively, which are incorporated herein by reference. We have paid cash dividends each fiscal year since 1965. The current rate is $0.08 per share per quarter. As of November 30, 2006, there were approximately 153,000 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during fiscal 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (August 2006)	17,565,587	$32.85	17,565,587	$7,127,610,269
Month #2 (September 2006)	10,789,700	$34.65	10,789,700	$6,753,789,848
Month #3 (October 2006)	14,357,900	$36.39	14,357,900	$6,231,316,993

Total	42,713,187	$34.49	42,713,187

        HP repurchased shares in the fourth quarter of fiscal 2006 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the fourth quarter of fiscal 2006, other than shares repurchased under the prepaid variable share purchase program discussed below, were purchased in open market transactions.

        In addition to the shares that HP repurchased, HP received approximately 13 million shares and 34 million shares of common stock, respectively, under its prepaid variable share purchase program ("PVSPP") during the three months and fiscal year ended October 31, 2006. HP entered into the PVSPP with a third-party investment bank during the first quarter of fiscal 2006. Under the PVSPP, HP prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. The approximately 13 million shares of common stock that HP received under the PVSPP reduced the prepaid balance under the PVSPP by $431 million during the fourth quarter of fiscal 2006. Such shares and amounts are reflected in the table above in the months the shares were received. As of October 31, 2006, HP received approximately 34 million shares of common stock under the PVSPP, which reduced the prepaid balance under the PVSPP by $1.1 billion.

        The prices at which HP purchases shares under the PVSPP are subject to a minimum and maximum that were determined in advance of any repurchases being completed, thereby effectively hedging HP's repurchase price. The exact number of shares to be repurchased is based upon the volume weighted average market price of HP's shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP is permitted to repurchase. HP decreases its shares outstanding each settlement period as shares are physically received. HP will retire all shares repurchased under the PVSPP, and HP will no longer deem those shares outstanding. See Note 14 to the Consolidated Financial Statements in Item 8 for more details.

        On August 15, 2006, HP's Board of Directors authorized an additional $6.0 billion for future repurchases of outstanding shares of common stock. As of October 31, 2006, HP had remaining authorization of approximately $5.6 billion for future share repurchases. Previously authorized share repurchases also will be made under the PVSPP until the remaining available balance is exhausted in the second quarter of fiscal 2007.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data(1)

	For the fiscal years ended October 31,
	2006	2005	2004	2003	2002
	In millions, except per share amounts
Net revenue	$91,658	$86,696	$79,905	$73,061	$56,588
Earnings (loss) from operations(2)	$6,560	$3,473	$4,227	$2,896	$(1,012)
Net earnings (loss)(2)(3)	$6,198	$2,398	$3,497	$2,539	$(903)
Net earnings (loss) per share(2)(3)
Basic	$2.23	$0.83	$1.16	$0.83	$(0.36)
Diluted	$2.18	$0.82	$1.15	$0.83	$(0.36)
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.32	$0.32
At year-end:
Total assets	$81,981	$77,317	$76,138	$74,716	$70,710
Long-term debt	$2,490	$3,392	$4,623	$6,494	$6,035

(1)
HP's Consolidated Financial Statements and notes thereto reflect HP's acquisition of Compaq on May 3, 2002. The occurrence of the acquisition in the middle of fiscal 2002 affects the comparability of financial information for fiscal years after 2002.

(2)
Earnings (loss) from operations include the following items:

	2006	2005	2004	2003	2002
	In millions
Amortization of purchased intangible assets	$604	$622	$603	$563	$402
Stock-based compensation expense	536	104	48	45	84
Restructuring charges	158	1,684	114	800	1,780
In-process research and development charges	52	2	37	1	793
Pension curtailment	—	(199)	—	—	—
Acquisition-related charges	—	—	54	280	701
Acquisition-related inventory write-downs	—	—	—	—	147

Total charges before taxes	$1,350	$2,213	$856	$1,689	$3,907

Total charges, net of taxes	$970	$1,583	$604	$1,157	$3,116

(3)
Net earnings (loss) include the following items:

	2006	2005	2004	2003	2002
	In millions
(Gains) losses on investments and early extinguishment of debt	$(25)	$13	$(4)	$29	$75
Dispute settlement	—	106	70	—	(14)

Total (gains) losses before taxes	$(25)	$119	$66	$29	$61

Total (gains) losses, net of taxes	$(15)	$73	$56	$23	$64

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

        As part of our efforts to improve efficiencies and reduce costs, we continually evaluate our workforce and infrastructure and make adjustments we deem appropriate. When we make adjustments to our workforce and infrastructure, we may incur incremental expenses that delay the benefit of a more efficient workforce structure, but we believe that the fundamental shift to more efficient global delivery is crucial to maintaining a long-term competitive cost structure. Recent adjustments include:

  •
  Our plans announced in May 2006 to reduce our IT spending by consolidating 85 data centers worldwide into six state-of-the-art centers in three U.S. cities; and

  •
  Our plans announced in July 2006 to reduce our real estate costs by consolidating several hundred real estate locations worldwide to fewer core sites over the next four years.

        We continue to implement the 2005 restructuring plan that was approved by our Board of Directors in the fourth quarter of fiscal 2005. As part of that plan, we announced in June 2006 that we would integrate the activities carried out by our Global Operations organization directly into our business segments. Under the 2005 restructuring plan, we expect to eliminate approximately 15,200 positions through workforce restructuring or early retirement programs. Approximately 14,200 of these positions have been eliminated as of October 31, 2006. The majority of the remaining 1,000 positions are expected to be eliminated during fiscal 2007. We expect to reinvest a significant portion of the savings from these actions back into our business operations or use these savings to offset market forces. For more information on our restructuring plan, see Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        In terms of how our execution has translated into financial performance, the following provides an overview of our key fiscal 2006 financial metrics:

		TSG
	HP Consolidated
		ESS	HPS	Software	Total	IPG	PSG	HPFS
	In millions, except per share amounts
Net revenue	$91,658	$17,308	$15,617	$1,301	$34,226	$26,786	$29,166	$2,078
Year-over-year net revenue % increase	6%	4%	1%	23%	3%	6%	9%	(1)%
Earnings from operations	$6,560	$1,446	$1,507	$85	$3,038	$3,978	$1,152	$147
Earnings from operations as a % of net revenue	7.2%	8.4%	9.6%	6.5%	8.9%	14.9%	3.9%	7.1%
Net earnings	$6,198
Net earnings per share
Basic	$2.23
Diluted	$2.18

        Cash and cash equivalents at October 31, 2006 totaled $16.4 billion, an increase of $2.5 billion from the October 31, 2005 balance of $13.9 billion. The increase for fiscal 2006 was related primarily to $11.4 billion of net cash provided by operating activities and $2.5 billion of proceeds from shares issued in connection with our employee stock plans. The increase was partially offset by $6.1 billion paid to repurchase our common stock, $2.0 billion of net investments in property, plant and equipment, a $1.7 billion prepayment for common stock to be repurchased in the future, $0.9 billion for cash dividends and $0.9 billion for net cash paid for business acquisitions.

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

        We recognize revenue as work progresses on certain fixed-price contracts, such as consulting arrangements. Using a proportional performance method, we estimate the total expected labor costs in order to determine the amount of revenue earned to date. We follow this basis because reasonably dependable estimates of the labor costs applicable to various stages of a contract can be made. Total contract profit is subject to revisions throughout the life of the contract. We record changes in revenue as a result of revisions to cost estimates to income in the period in which the facts that give rise to the revision become known.

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

Restructuring

        We have engaged, and may continue to engage, in restructuring actions, which require management to utilize significant estimates related to expenses for severance and other employee separation costs, realizable values of assets made redundant or obsolete, lease cancellation and other exit costs. If the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted. For a full description of our restructuring actions, refer to our discussions of restructuring in the Results of Operations section and Note 8 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

Stock-Based Compensation Expense

        Effective November 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Shared-Based Payment" ("SFAS 123R"), using the modified prospective transition method, and therefore have not restated prior periods' results. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after November 1, 2005 and granted prior to but not yet vested as of November 1, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility in fiscal years 2006 and 2005 was based on a market-based implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Financial Statements in Item 8 for a further discussion on stock-based compensation.

Taxes on Earnings

        We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in our income tax returns filed during the subsequent year. We record adjustments based on filed returns when we have identified and finalized them, which is generally in the third and fourth quarters of the subsequent year for U.S. federal and state provisions, respectively.

        We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the United States and provide the U.S. federal taxes due on these amounts. Further, as a result of certain employment actions and capital investments HP has undertaken, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for fiscal years through 2019. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate.

        We are subject to income taxes in the United States and over sixty foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant management judgments and estimates. We evaluate our income tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." We believe that our reserve for income tax liabilities, including related interest, is adequate in relation to the potential for additional tax assessments. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our reserve for income tax liabilities is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of Advanced Pricing Agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. Material adjustments are most likely to occur in the fiscal years in which major ongoing audits, such as audits by the Internal Revenue Service ("IRS"), are closed. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies which, if released, will impact the carrying value of goodwill attributable to the acquired company.

Allowance for Doubtful Accounts

        We determine our allowance for doubtful accounts using a combination of factors to ensure that we have not overstated our trade and financing receivables balances due to uncollectibility. We maintain an allowance for doubtful accounts for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, and the financial condition of customers. Also, we record specific provisions for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, we would further adjust our estimates of the recoverability of receivables either upward or downward. The annual provision for doubtful accounts is approximately 0.03% of net revenue over the last three fiscal years. Using our third-party credit risk model at October 31, 2006, a 50-basis-point deterioration in either the weighted average default probabilities of our significant customers or in the overall mix of our portfolio would have resulted in an approximately $26 million increase to our trade allowance at the end of fiscal year 2006.

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

Valuation of Goodwill and Indefinite-Lived Purchased Intangible Assets

        We review goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 18 to the Consolidated Financial Statements in Item 8. We determine the fair value of our reporting units based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. SFAS No. 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We estimate the fair value of these intangible assets using an income approach. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.

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

        Our annual goodwill impairment analysis, which we performed during the fourth quarter of fiscal 2006, did not result in an impairment charge. The excess of fair value over carrying value for each of HP's reporting units as of August 1, 2006, the annual testing date, ranged from approximately $350 million to approximately $41.4 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $200 million to approximately $36.6 billion for each of HP's reporting units.

Warranty Provision

        We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation upon warranty terms, ongoing product failure rates, repair costs, product call rates, average cost per call, and current period product shipments. If actual product failure rates, repair rates, service delivery costs or post-sales support costs differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally range from 90 days parts-only to three years parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty provision has averaged approximately 3.6% of annual net product revenue, while actual annual warranty costs have averaged approximately 3.4% of annual net product revenue.

Retirement Benefits

        Our pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Our major assumptions relate primarily to discount rates, salary growth, long-term return on plan assets and medical cost trend rates. We base the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management's expectation of the future economic environment, as well as target asset allocations. Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

        Our major assumptions vary by plan and the weighted average rates used are set forth in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years. For fiscal 2006, changes in the weighted average rates would have had the following impact on our net periodic benefit cost:

  •
  a decrease of 25 basis points in the long-term rate of return would have increased our net benefit cost by approximately $31 million;

  •
  a decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $49 million; and

  •
  an increase of 25 basis points in the future compensation rate would have increased our net benefit cost by approximately $27 million.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 1 to the Consolidated Financial Statements in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows for the following fiscal years ended October 31:

	2006		2005(2)		2004(2)
	In millions
Net revenue	$91,658	100.0%	$86,696	100.0%	$79,905	100.0%
Cost of sales(1)	69,427	75.7%	66,440	76.6%	60,811	76.1%

Gross profit	22,231	24.3%	20,256	23.4%	19,094	23.9%
Research and development	3,591	3.9%	3,490	4.0%	3,563	4.5%
Selling, general and administrative	11,266	12.3%	11,184	13.0%	10,496	13.1%
Pension curtailment	—	—	(199)	(0.2)%	—	—
Restructuring charges	158	0.2%	1,684	1.9%	114	0.1%
Amortization of purchased intangible assets	604	0.7%	622	0.7%	603	0.8%
In-process research and development charges	52	—	2	—	37	—
Acquisition-related charges	—	—	—	—	54	0.1%

Earnings from operations	6,560	7.2%	3,473	4.0%	4,227	5.3%
Interest and other, net	606	0.6%	189	0.2%	35	—
Gains (losses) on investments	25	—	(13)	—	4	—
Dispute settlement	—	—	(106)	(0.1)%	(70)	(0.1)%

Earnings before taxes	7,191	7.8%	3,543	4.1%	4,196	5.2%
Provision for taxes	993	1.0%	1,145	1.3%	699	0.8%

Net earnings	$6,198	6.8%	$2,398	2.8%	$3,497	4.4%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Net Revenue

        The components of weighted average net revenue growth were as follows for the following fiscal years ended October 31:

	2006	2005
	Percentage points
Personal Systems Group	2.8	2.7
Imaging and Printing Group	1.9	1.2
Enterprise Storage and Servers	0.7	2.0
Software	0.3	0.2
HP Services	0.1	2.1
HP Financial Services	(0.1)	0.3
Corporate Investments/Other	—	—

Total HP	5.7	8.5

        In fiscal 2006, HP net revenue increased approximately 6% from the prior year period (7% on a constant currency basis). The unfavorable currency impact for fiscal 2006 was due primarily to the movement of the dollar against the euro and the yen. U.S. net revenue was $32.2 billion for fiscal 2006, an increase of 6% from the prior year, while international net revenue increased 6% to $59.4 billion.

        PSG net revenue increased across all regions as a result of a 15% volume increase. The volume increase resulted from strong growth in consumer and commercial markets and significant improvement in emerging markets, which was partially offset by 6% and 7% declines in average selling prices ("ASPs") in consumer and commercial clients, respectively. IPG net revenue growth in fiscal 2006 was due mainly to increased shipment volumes of printer supplies resulting from the continued expansion of printer hardware placements and the strong performance of color-related products. ESS net revenue growth was the result primarily of strong unit growth in our industry standard servers business ("ISS"), Blade revenue growth, increased option attach rates in our ProLiant server line, continued strong performance in mid-range EVA products within our Storage business and revenue increases from our Integrity servers. The ESS growth was moderated by revenue declines in our tape business and PA-RISC and Alpha Server product lines. The net revenue growth in Software for fiscal 2006 was due primarily to growth in our OpenView business as a result of the Peregrine acquisition and an increase in support and service contracts. HPS net revenue increased in fiscal 2006 due primarily to revenue increases in management services driven by new business and existing account growth, which were offset by declines in the technology services business resulting from competitive pricing pressures and changes in the mix of platforms being serviced. The HPFS net revenue decline in fiscal 2006 was due primarily to lower used equipment sales.

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

        In PSG, net revenue increased across all regions as a result of a 13% volume increase in consumer and commercial clients. The volume increase was partially offset by a decline of 4% in ASPs. Notebook

PC sales were the leading contributor to net revenue growth in PSG. HPS achieved net revenue growth across all businesses in fiscal 2005 due in large part to the impact of acquisitions (benefiting primarily technology services) and favorable currency impacts. Additionally, managed services net revenue increased due to both new contract signings and additional contract revenue from the installed base. In fiscal 2005, ESS net revenue growth was the result primarily of continued strong sales of industry standard servers, particularly our ProLiant server line, due to volume increases and higher ASPs resulting from improved option attach rates. IPG net revenue growth in fiscal 2005 was the result of increased unit growth of printer supplies, particularly LaserJet toner, as a result of the increasing demand for color-related products. The demand for color-related products also added to the revenue growth in commercial hardware. Both Software and HPFS contributed to HP net revenue growth for fiscal 2005 as growing acceptance of our OpenView product offerings contributed to Software revenue growth while higher used equipment sales and a higher mix of operating leases benefited HPFS.

Stock-Based Compensation Expense

        Effective November 1, 2005, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations in fiscal 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based payment awards. In fiscal 2006, we recorded $536 million in pre-tax stock-based compensation expense based on SFAS 123R, of which $144 million was included in cost of sales, $70 million was included in research and development expense and $322 million was included in sales, general and administrative expense. Total stock-based compensation expense for SFAS 123R, net of taxes, in fiscal 2006 was $376 million. In addition, we recognized an adjustment of $14 million to reduce non-cash stock-based compensation expense which was included as part of our restructuring expenses. The stock-based compensation expense related to HP-granted employee stock options and the employee stock purchase plan is recorded at the corporate level and therefore does not have an impact on segment results. See Note 2 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Gross Margin

        The weighted average components of the change in gross margin were as follows for the following fiscal years ended October 31:

	2006	2005
	Percentage points
Enterprise Storage and Servers	0.4	0.1
HP Services	0.2	(0.5)
Imaging and Printing Group	0.2	(0.8)
Software	0.2	0.1
Personal Systems Group	0.1	0.5
HP Financial Services	(0.1)	0.1
Corporate Investments/Other	(0.1)	—

Total HP	0.9	(0.5)

        Total company gross margin increased in fiscal 2006 as compared to fiscal 2005. The improvement in ESS gross margin in fiscal 2006 was due primarily to a favorable unit mix, improved discount management, and lower component costs. HPS gross margin increase was driven mainly by the continued focus on cost structure improvement from delivery efficiencies and cost controls, which were partially offset by the continued competitive environment in the solutions and services business and higher fiscal 2006 bonus accruals. For IPG, the gross margin increased in fiscal 2006 due primarily to improved supplies margins and a favorable portfolio mix shift from hardware to supplies, which were partially offset by unfavorable consumer hardware margins. The improvement in Software gross margin in fiscal 2006 was due primarily to an increase in revenue and more effective management of the support and services costs for OpenView and OpenCall. The gross margin improvement in PSG resulted primarily from reduced warranty expense and supply chain costs as a percentage of revenue and component cost declines. HPFS gross margin was impacted unfavorably in fiscal 2006 due primarily to competitor pricing pressures, a higher mix of lower margin operating lease assets and lower recoveries for bad debts, which were partially offset by lower credit losses in fiscal 2006.

        Total company gross margin decreased in fiscal 2005 as compared to fiscal 2004. For IPG, the gross margin decline in fiscal 2005 was attributable primarily to a mix shift within supplies from inkjet cartridges to LaserJet toner and continuing decreases in ASPs within hardware due to strategic pricing actions. The gross margin decline in HPS in fiscal 2005 reflected primarily competitive pricing pressures and portfolio mix shifts within technology services along with higher employee bonus costs in the second half of the fiscal year. In fiscal 2005, ESS gross margin increased slightly as the benefits of improved option attach rates in industry standard servers and improved performance in storage helped to offset the unfavorable impact from the continued mix shift towards industry standard servers within the segment and the mix shift to lower margin products within business critical systems. The gross margin contribution for HPFS and Software increased slightly in fiscal 2005 as lower bad debt expense increased gross margin in HPFS, while an increase in both OpenView and OpenCall gross margins benefited the Software business. The gross margin improvement in PSG in fiscal 2005 resulted from component cost declines, product mix shift towards higher margin notebook PCs and reduced warranty costs.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense as a percentage of net revenue decreased slightly in fiscal 2006 as compared to fiscal 2005 due primarily to revenue growing faster than R&D expense. R&D expense increased in fiscal 2006 due primarily to higher bonus accruals and stock-based compensation expense, which were partially offset by expense controls and cost savings from restructuring actions. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in R&D expense in fiscal 2006.

        In fiscal 2005, total R&D expense as a percentage of net revenue declined from the same period in the prior year due primarily to savings resulting from workforce reductions and tight expense controls. These savings were partially offset by increased costs for the company bonus and costs associated with the workforce rebalancing actions taken in the first half of the fiscal year. As a percentage of net revenue, each of our segments experienced a decrease in research and development expense in fiscal 2005 as we worked to focus our investments and manage realignment, while also continuing to drive new technologies and business opportunities. Such decreases resulted in part from cost control measures, including the benefit from workforce reduction actions in ESS, the consolidation and realignment of certain IPG research and development infrastructure and lower program spending.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense declined as a percentage of net revenue during fiscal 2006 due primarily to the increase in net revenue outpacing SG&A expense growth. Total SG&A expense increased slightly during fiscal 2006 as higher bonus accruals and stock-based compensation expenses as well as increased marketing spending were offset in part by savings from expense controls and restructuring actions and favorable currency impacts due to movement of the dollar against the euro and the yen. As a percentage of net revenue, each of our segments experienced a year-over-year decrease or no change in SG&A expense in fiscal 2006.

        SG&A expense decreased slightly as a percentage of net revenue during fiscal 2005, as net revenue growth was higher than the growth of SG&A due in part to tight company-wide expense controls. On an absolute basis, SG&A spending increased 6.6% in fiscal 2005 due primarily to higher employee bonuses earned in the second half of fiscal 2005 and unfavorable currency impacts.

  Pension Curtailment

        In conjunction with management's plan to restructure certain of our operations, as discussed in Note 8 to the Consolidated Financial Statements in Item 8, we modified our U.S. retirement programs to align more closely to industry practice. Effective January 1, 2006, we ceased pension accruals and eliminated eligibility for the subsidized retiree medical program for current employees who did not meet defined criteria based on age and years of service. As a result, we recognized a curtailment gain of $199 million in the fourth quarter of fiscal 2005 stemming from the elimination of future benefit accruals for the affected employee group. In fiscal 2006, we recognized additional curtailment gains, which were included in our restructuring charges as described below.

        For more information on our plan design changes, see Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  Restructuring Charges

        Restructuring charges in fiscal year 2006 were $158 million. This included a net charge of $233 million related to true-ups of severance and other related restructuring charges for all restructuring plans, a $6 million termination benefits expense and a $3 million settlement and curtailment loss from our non-U.S. pension plans related to the fiscal 2005 restructuring plan, which was approved by our Board of Directors in the fourth quarter of fiscal 2005. These charges were partially offset by a $46 million settlement gain from the U.S. pension plans, a $24 million curtailment gain from the U.S. retiree medical program and a $14 million adjustment to reduce our non-cash stock-based compensation expense, all related to our fiscal 2005 restructuring plan approved in the fourth quarter of fiscal 2005.

        The fiscal 2005 restructuring plan was designed to simplify our structure, reduce costs and place greater focus on our customers. We included original estimates of 15,300 positions to be eliminated in the fiscal 2005 restructuring plan. Subsequent to the initial estimate, we reduced the number of total positions to be eliminated to 15,200. Approximately 14,200 positions have been eliminated as of October 31, 2006 in connection with this restructuring plan, including 3,200 U.S. employees who elected to take early retirement.

        Restructuring charges in fiscal 2005 were $1.7 billion. This included a $1.6 billion charge for the fiscal 2005 restructuring plan approved in the fourth quarter of fiscal 2005. Also of the total charges for fiscal 2005, $109 million was related to severance and related costs associated with the termination of approximately 1,450 employees in connection with a restructuring plan approved by our management in the third quarter of fiscal 2005. All employees under this restructuring plan were terminated as of October 31, 2005. Of the initial restructuring amount, we have paid substantially all of it as of October 31, 2006.

        Restructuring costs in fiscal 2004 mainly reflected certain charges relating to the fiscal 2003 restructuring plan, which did not meet recognition requirements during fiscal 2003, as well as changes in the original estimates for the fiscal 2003 plan and a fiscal 2002 restructuring plan.

        Restructuring liabilities of $638 million at October 31, 2006 are composed primarily of the remaining cash payments to be made for severance relating to the fiscal 2005 restructuring plan and certain non-U.S. severance benefits and contract termination costs, including canceled facility leases for the other restructuring plans. We expect to make the majority of the remaining severance payments before the end of fiscal 2007 and to settle the non-severance obligations by the end of fiscal 2010.

        For more information on our restructuring charges, see Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

        The following table summarizes the major restructuring activities in aggregate and during each of fiscal years 2006, 2005 and 2004.

		For the fiscal years ended October 31
	Aggregate Total
		2006	2005	2004
	In millions, except employee data
Restructuring headcount reductions:
2005 plans—estimate and estimate revisions	16,650	(100)	16,750
2005 plans—exits	(15,650)	(9,500)	(6,150)

Remaining to exit	1,000

Restructuring program charges:
2005 restructuring charges:
Severance and other benefits	$1,780	$106	$1,674	$—
2003 restructuring charges	31	4	(10)	37
2002 and 2001 restructuring charges	145	48	20	77

Total restructuring charges	$1,956	$158	$1,684	$114

Goodwill adjustments relating to restructuring plans	$(142)	$(25)	$(44)	$(73)

  Fiscal 2005 Workforce Rebalancing

        In addition to the restructuring activities described above, in fiscal 2005 we incurred approximately $236 million in workforce rebalancing charges resulting from actions taken by certain business segments for severance and related costs. Workforce rebalancing costs were included in the segment results. We recorded these costs during the six months ended April 30, 2005. As a result of these workforce rebalancing actions, we reduced headcount by approximately 3,000 employees in certain business segments as of October 31, 2005. Of the initial restructuring amount, we have paid substantially all of it as of October 31, 2006.

  Amortization of Purchased Intangible Assets

        The decrease in amortization expense in fiscal 2006 as compared to fiscal 2005 was due primarily to a decrease in amortization expense related to certain intangible assets associated with prior acquisitions including Compaq Computer Corporation ("Compaq") acquisition that had reached the end of their amortization period, partially offset by an increase in amortization expense related primarily to the Scitex Vision Ltd. ("Scitex"), Peregrine Systems, Inc. ("Peregrine"), and OuterBay Technologies, Inc. ("OuterBay") acquisitions in fiscal year 2006.

        The increase in amortization expense in fiscal 2005 as compared to fiscal 2004 was due primarily to the amortization of intangible assets related to the acquisitions of Triaton in April 2004, Synstar PLC ("Synstar") in October 2004 and SAC, LLC ("Snapfish") in April 2005, as well as accelerated amortization related to the early termination of certain acquired customer contracts.

        For more information on our amortization of purchased intangibles assets, see Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  Acquisition-Related Charges

        Acquisition-related charges in fiscal 2004 consisted of costs related to Compaq acquisition, which included primarily the amortization of deferred compensation, merger-related inventory adjustments and professional fees.

  In-Process Research and Development Charges

        We record in-process research & development ("IPR&D") charges in connection with acquisitions accounted for as business combinations, as more fully described in Note 6 to the Consolidated Financial Statements in Item 8. In fiscal 2006, 2005 and 2004 we recorded IPR&D charges of $52 million, $2 million and $37 million, respectively, related to acquisitions during those years.

Interest and Other, Net

        Interest and other, net increased by $417 million in fiscal 2006 from fiscal 2005. The increase in fiscal 2006 resulted primarily from higher net interest income over the prior year related to higher short-term interest rates in fiscal 2006, net gains from sales of certain real estate properties, and lower interest expenses due to our lower average debt balances. The increase in fiscal 2006 also was attributable to a charge recorded in fiscal 2005 for estimated sales and use taxes and related interest associated with pre-acquisition Compaq sales and use tax audits as described below.

        Interest and other, net increased by $154 million in fiscal 2005 from fiscal 2004. The increase in fiscal 2005 was the result primarily of higher short-term U.S. interest rates, which increased the interest income from our cash balances and reduced the cost associated with foreign exchange hedges. Increased interest expense and a charge related to a sales and use tax audit of Compaq prior to its acquisition by HP for the fiscal years 1998-2002 partially offset the increase in interest and other, net for fiscal 2005.

Gains (Losses) on Investments

        Net gains in fiscal 2006 resulted primarily from gains on the sale of investments, which were offset in part by impairment charges on our investment portfolio. Net losses in fiscal 2005 resulted primarily from impairment charges on equity investments in our publicly-traded and privately-held investment portfolios. Partially offsetting these losses were gains attributable to the sale of investments. Net gains in fiscal 2004 were attributable mainly to the realization of a contingent gain associated with a prior period divestiture and realized gains from the sale of investments in excess of impairment charges.

Dispute Settlement

        In fiscal 2005, we recorded a net total of $106 million in dispute settlement charges. We reached a legal settlement of $141 million in our patent infringement case with Intergraph Hardware Technologies Company ("Intergraph") and recorded a charge of $116 million related to a cross-license agreement with Intergraph for products shipped in prior years. Partially offsetting this amount was a $10 million recovery from an individual related to a prior period settlement with the Government of Canada. During fiscal 2004, we recorded $70 million in settlement costs from a dispute with the Government of Canada. For other settlement matters, see Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Provision for Taxes

        Our effective tax rate was 13.8%, 32.3% and 16.7% in fiscal 2006, 2005 and 2004, respectively.

        The decrease in the overall tax rate in fiscal 2006 from fiscal 2005 was related in part to other income tax adjustments of $599 million in fiscal 2006. This included net favorable tax adjustments of $565 million to income tax accruals as a result of the settlement of IRS examinations of our U.S. income tax returns for fiscal years 1993 to 1998. The reductions to the net income tax accruals for these years related primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, and other issues involving our non-U.S. operations. In addition, the decrease in the overall tax rate in 2006 from fiscal 2005 was attributable in part to $697 million of income tax expense related to items unique to fiscal 2005. The tax expense was the result primarily of $792 million associated with the repatriation of $14.5 billion under the American Jobs Creation Act of 2004 ("Jobs Act") and $76 million related to additional distributions received from foreign subsidiaries. These tax expenses were offset in part by tax benefits of $177 million resulting from agreements with the IRS and other governmental authorities.

        The increase in the overall tax rate in fiscal 2005 from fiscal 2004 was related primarily to tax expense associated with the repatriation of $14.5 billion under the provisions of the Jobs Act which was partially offset by the increase in the tax benefit derived from lower rates in other jurisdictions. The Jobs Act, enacted on October 22, 2004, provided for a temporary 85% dividend received deduction on certain foreign earnings repatriated during a one-year period. The deduction resulted in an approximate 5.25% federal tax rate on the repatriated earnings.

        In fiscal 2004, our tax rate benefited from net favorable adjustments to previously estimated tax liabilities of $207 million, which decreased the provision for taxes. The most significant favorable adjustments related to the resolution of a California state income tax audit, a net favorable revision to estimated tax accruals upon filing the 2003 U.S. income tax return and a reduction in taxes on foreign earnings due to a change in regulatory policy. These favorable adjustments were offset in part by the net effect of smaller adjustments to income tax liabilities in various jurisdictions.

        For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Segment Information

        A description of the products and services, as well as financial data, for each segment can be found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. We have restated segment financial data for the fiscal years ended October 31, 2005 and 2004 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2006. We describe these changes more fully in Note 18 to the Consolidated Financial Statements in Item 8. We have presented the business segments in this Form 10-K based on our management organizational structure as of October 31, 2006 and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments.

Technology Solutions Group

        ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). We describe the results of the business segments of TSG in more detail below.

Enterprise Storage and Servers

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Net revenue	$17,308	$16,717	$15,084
Earnings from operations	$1,446	$800	$157
Earnings from operations as a % of net revenue	8.4%	4.8%	1.0%

        The components of weighted average net revenue growth, by business unit were as follows for the following fiscal years ended October 31:

	2006	2005
	Percentage points
Industry standard servers	3.6	9.3
Storage	0.9	1.2
Business critical systems	(1.0)	0.3

Total ESS	3.5	10.8

        ESS net revenue increased 4% in fiscal 2006 from fiscal 2005. On a constant currency basis, ESS net revenue increased 5% in fiscal 2006 from fiscal 2005. The unfavorable currency impact for fiscal 2006 was due primarily to the movement of the dollar against the euro and the yen.

        The net revenue growth in industry standard servers of 6% in fiscal 2006 compared to fiscal 2005 was driven by strong unit growth and the growth in Blade revenue as well as increased option attach rates in the ProLiant server line.

        Storage net revenue increased 4% in fiscal 2006 compared to fiscal 2005 due to continued strong performance in mid-range EVA products within the storage area networks offerings while the tape business decline moderated the overall storage growth.

        Business critical systems net revenue decreased 4% in fiscal 2006 compared to fiscal 2005. This decrease was due primarily to revenue declines in the PA-RISC product line and to the planned phase out of our Alpha Server product line. The declines were partially offset by net revenue growth in our Integrity servers which posted strong net revenue growth, reaching 37% of the business critical systems revenue mix in fiscal 2006 up from 20% in the prior fiscal year. Revenue mix from Integrity servers will continue to grow as customers migrated from PA-RISC and Alpha products. Integrity server revenue in fiscal 2006 also included revenue from Montecito-based Integrity servers which were first shipped in the fourth quarter of fiscal 2006. NonStop server net revenue decreased 2% in fiscal 2006 from the prior year due primarily to the revenue decrease on the discontinued product line, which was partially offset by NonStop Integrity product revenue growth.

        In fiscal 2006, ESS earnings from operations as a percentage of net revenue increased by 3.6 percentage points compared to fiscal 2005, due primarily to an increase in gross margin combined with a decrease in operating expenses as a percentage of net revenue. The improvement in gross margin was due primarily to a favorable unit mix, improved discount management, and lower component costs. The increase was partially offset by a continued mix shift towards industry standard servers within the segment and the ongoing mix shift to lower-margin Integrity products within business critical systems. The decrease in operating expense as a percentage of net revenue in fiscal 2006 resulted primarily from increased revenue and decreased operating expenses in fiscal 2006. The decreased operating expenses reflected the benefits of our expense controls, which were partially offset by higher bonus accruals in fiscal 2006.

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

        In fiscal 2005, ESS net revenue growth was due primarily to volume increases and improved average selling prices ASPs in industry standard servers, as a result of both unit growth and increased option attach rates in the ProLiant server line. The fiscal 2005 net revenue growth rate in industry standard servers benefited from certain internal execution problems that unfavorably impacted the business in the second half of fiscal 2004.

        Storage net revenue increased 5% in fiscal 2005 compared to fiscal 2004 due to new product introductions that contributed to the strong performance of mid-range EVA products and improved storage sales specialist coverage. In fiscal 2005, storage area networks ("SANs") net revenue improved while revenue growth in the tape and supplies businesses remained flat. Fiscal 2005 storage net revenue growth rates, in comparison with growth rates in the prior year, benefited from the business challenges that unfavorably impacted the storage business in the second half of the prior year.

        Business critical systems net revenue increased 1% in fiscal 2005 compared to fiscal 2004. Integrity server net revenue growth for the period was offset partially by revenue decline in the RISC product line and the planned revenue decline in the Alpha Server product line. The Integrity server product line posted net revenue growth for the year, representing 20% of the total business critical systems revenue mix, up from 11% in the prior year. In fiscal 2005, HP-UX server net revenue increased 5% from the prior year, and NonStop server net revenue declined due to a mature installed base.

        In fiscal 2005, ESS earnings from operations as a percentage of net revenue increased by 3.8 percentage points compared to fiscal 2004, due primarily to a combination of a decrease in operating expenses as a percentage of net revenue and an increase in gross margin. We recorded $57 million of workforce reduction costs in the first two quarters of fiscal 2005. Our reduced operating expenses reflected the benefits of these measures as well as management controls on expense spending, which offset the impact of the higher employee bonus accruals recorded in the second half of the year. The improvement in margin was due primarily to higher option attach rates and improved discount management, which were offset partially by the continued mix shift towards industry standard servers within the segment as well as the ongoing mix shift to lower margin products within the business critical systems business as Integrity products assumed a greater percentage of business critical systems net revenue. In addition, the year-over-year industry standard servers and storage gross margins comparisons were favorably impacted by execution issues and business challenges that unfavorably affected the performance of industry standard servers and storage in the second half of fiscal 2004.

HP Services

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Net revenue	$15,617	$15,536	$13,848
Earnings from operations	$1,507	$1,151	$1,282
Earnings from operations as a % of net revenue	9.6%	7.4%	9.3%

        The components of weighted average net revenue growth, by business unit, were as follows for the following fiscal years ended October 31:

	2006	2005
	Percentage points
Technology services	(1.0)	5.6
Managed services	1.2	4.2
Consulting and integration	0.3	2.3
Other	—	0.1

Total HPS	0.5	12.2

        HPS net revenue increased 1% in fiscal 2006 from fiscal 2005. On a constant currency basis, HPS net revenue increased 2% in fiscal 2006 from fiscal 2005. In fiscal year 2006, the unfavorable currency impact was due primarily to the movement of the dollar against the euro and the yen.

        Net revenue in technology services decreased 2% in fiscal 2006 from the prior year due primarily to declines related to competitive pricing pressures and changes in the mix of platforms being serviced. This decline was moderated by growth in our IT solutions business such as integrated support services.

        In fiscal 2006, the 6% growth in managed services net revenue from the prior year was driven mainly by new business and existing account growth, with continued focus on making more strategic portfolio decisions to improve profitability.

        Net revenue in consulting and integration increased 2% in fiscal 2006 from the prior year due primarily to improved performance in Asia Pacific and Europe, Middle East and Africa ("EMEA").

        HPS earnings from operations as a percentage of net revenue in fiscal 2006 increased by 2.2 percentage points. The operating margin increase was the result of a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase in HPS was due primarily to the continued focus on cost structure improvement from delivery efficiencies and cost controls, which were partially offset by the continued competitive environment in solutions and services business and higher fiscal 2006 bonus accruals. In fiscal year 2006, improved efficiencies in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to fiscal year 2005 despite the impact of higher bonus accruals in fiscal 2006. Technology services operating margin in fiscal 2006 continued to benefit from improved delivery efficiencies and cost controls as well as portfolio decisions made to improve profitability, all of which were offset in part by the impact of the ongoing portfolio mix shift from higher margin proprietary support to lower margin areas such as multi-vendor integrated support and solution services. Managed services operating margin increased in fiscal 2006 due to delivery efficiencies, reduced operating expenses and more strategic portfolio decisions made to improve profitability. Consulting and integration operating margin improved in fiscal 2006 due to more efficient utilization of our consultants and reduced operating expenses.

        HPS net revenue increased 12% in fiscal 2005 from fiscal 2004. On a constant currency basis, HPS net revenue increased 9% in fiscal 2005 from fiscal 2004. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen for the first three quarters of fiscal 2005 and to a lesser extent in the fourth fiscal quarter as the dollar strengthened against the euro and the yen during that period. Excluding acquisitions made since the first quarter of fiscal 2004, HPS net revenue growth for fiscal 2005 was 8%. Net revenue in technology services increased 9% in fiscal 2005. Excluding acquisitions made since the first quarter of fiscal 2004, technology services net revenue growth for fiscal 2005 was 4%.

        In fiscal 2005, managed services net revenue increased 24% from the prior-year as a result of an increase in new contracts, as well as additional revenue from our installed base of large customer contracts, the full year contribution of the Triaton acquisition (which we completed in April 2004) and favorable currency impacts. Excluding Triaton, managed services net revenue growth was 22% for fiscal 2005 compared to the prior fiscal year.

        Net revenue in consulting and integration increased 13% in fiscal 2005 from the prior year due to strong order growth in EMEA and Asia Pacific, as well as the favorable impact of currency. Additionally, the Triaton acquisition added to the revenue growth.

        HPS earnings from operations as a percentage of net revenue in fiscal 2005 declined 1.9 percentage points. The operating margin decline was the result of the combination of a decline in gross margin offset partially by a decrease in operating expense as a percentage of net revenue. The gross margin decline in HPS reflected primarily competitive pricing pressures and portfolio mix shifts within technology services, as well as the cost of higher employee bonuses recorded in the second half of the fiscal year, and the absorption of workforce reduction costs in the first half of the year that amounted to $89 million. The technology services portfolio continues to evolve from higher margin proprietary support to lower margin areas such as multi-vendor integrated support and network environmental services. Managed services gross margin increased due to improvements in delivery cost management across the installed base. Consulting and integration gross margin improved due to higher revenues and continued operational improvement in presales and delivery cost management.

        In fiscal 2005, reductions and efficiencies in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue, despite $11 million in workforce reduction costs in the first half of the fiscal year and the impact of the employee bonuses granted in the second half of the fiscal year.

Software

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Net revenue	$1,301	$1,061	$923
Earnings (loss) from operations	$85	$(49)	$(152)
Earnings (loss) from operations as a % of net revenue	6.5%	(4.6)%	(16.5)%

        In fiscal 2006, Software net revenue increased 23% (8% excluding the impact of acquisitions and 24% on a constant currency basis) from fiscal 2005. The unfavorable currency impact was due primarily to the movement of the dollar against the euro and the yen for fiscal 2006. Peregrine, which was acquired in December 2005, represented 14.7 percentage points of Software's net revenue growth for fiscal 2006. Net revenue associated with the Peregrine acquisition is included in the results of OpenView, our management solutions software product line, which represented 20 percentage points of growth on a weighted average net revenue basis for fiscal 2006. OpenCall, our telecommunications solutions product line, contributed the remaining 3 percentage points of the weighted average net revenue increase for fiscal 2006. OpenView net revenue growth was the result of acquisitions and increases in support and services contracts. OpenCall net revenue growth was the result of increased product sales and licenses as well as larger contracts.

        The operating margin improvement for fiscal 2006 of 11.1 percentage points as compared to fiscal 2005 was the result primarily of a decrease in operating expense as a percentage of net revenue and an increase in gross margin. The decrease in operating expense as a percentage of net revenue was attributable to growth in field selling costs, research and development and marketing expenses attributable to cost management efforts that was slower than revenue growth. These cost reductions were partially offset by high integration costs associated with the acquisition of Peregrine as well as higher bonus accruals. The improvement in gross margin was driven by an increase in revenue, more effective management of the support and services costs for OpenView and OpenCall and from improved margins of our OpenCall product line resulting from a favorable product mix shift towards higher margin products.

        In fiscal 2005, Software net revenue increased 15% (12% without acquisitions) from fiscal 2004 and 13% on a constant currency basis. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen for the first three quarters of fiscal 2005 and to a lesser extent in the fourth fiscal quarter as the dollar strengthened against the euro and the yen during that period. OpenView represented 12 percentage points of net revenue growth on a weighted average basis for fiscal 2005. OpenCall represented 3 percentage points of growth on a weighted average net revenue basis for fiscal 2005. OpenView net revenue growth was the result of increases in larger contracts and license fees and, to a lesser extent, acquisitions. OpenCall net revenue growth was the result of an increase in licenses.

        The operating margin improvement of 11.9 percentage points for fiscal 2005, as compared to fiscal 2004, was the result primarily of an increase in gross margin and a decrease in operating expense as a percentage of net revenue. The gross margin improvement was due to higher margin rates in our core businesses and a favorable product mix due to more OpenView license revenue. The decrease in operating expense as a percentage of net revenue was due to slower growth in operating expense attributable to cost management efforts, related principally to decreased research and development costs and slower growth in marketing costs as a percentage of revenue, despite the employee bonus recorded during the second half of fiscal 2005 and acquisition integration costs.

Personal Systems Group

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Net revenue	$29,166	$26,741	$24,622
Earnings from operations	$1,152	$657	$205
Earnings from operations as a % of net revenue	3.9%	2.5%	0.8%

        The components of weighted average net revenue growth, by business unit, were as follows for the following fiscal years ended October 31:

	2006	2005
	Percentage points
Notebook PCs	8.4	5.4
Desktop PCs	0.8	1.5
Workstations	0.6	0.8
Handhelds	(0.8)	(0.2)
Other	0.1	1.1

Total PSG	9.1	8.6

        PSG net revenue increased 9% in fiscal 2006 from fiscal 2005. On a constant currency basis, PSG's net revenue increased 10% in fiscal 2006. The unfavorable currency impact was due primarily to the movement of the dollar against the euro and the yen. In fiscal 2006, net revenue increased across all regions and each business unit with the exception of handhelds, due primarily to an overall volume increase of 15%. The volume increase in fiscal 2006 was the result of strong growth in the consumer and commercial markets, with significant improvement in emerging markets. Net revenue for notebook PCs increased 23% while net revenue for desktop PCs increased slightly in fiscal 2006 from the prior year. Net revenue for consumer clients and commercial clients increased 19% and 4%, respectively, from the prior year. The revenue increases in consumer and commercial clients were partially offset by a decrease in handhelds revenue due to a decline in the Personal Digital Assistant ("PDA") product market coupled with our product transition to converged devices.

        The PSG volume increase in fiscal 2006 was moderated by a decline of 6% in consumer client ASPs and 7% in commercial client ASPs. The ASP declines were due to pricing decisions resulting from lower component costs as well as competitive pricing pressures, which were partially offset by a strong monitor attach rate in commercial desktops PCs.

        PSG earnings from operations as a percentage of net revenue increased by 1.4 percentage points in fiscal 2006 from fiscal 2005 as a result of gross margin improvement and a decrease in operating expenses as a percentage of revenue. The gross margin improvement was due primarily to reduced supply chain costs and warranty expense as a percentage of net revenue, combined with component cost declines. The operating expense decline as a percentage of net revenue was the result primarily of the increased net revenue and continued efforts on improving cost structure through efficiency measures. The operating expenses decreased slightly in fiscal 2006 due primarily to savings from our expense controls, which were partially offset by higher bonus accruals in fiscal 2006.

        PSG net revenue increased 9% in fiscal 2005 from fiscal 2004. On a constant currency basis, PSG's net revenue increased 7% in fiscal 2005. The favorable currency impact was due primarily to the weakening of the dollar against the euro and the yen for the first three quarters of fiscal 2005 and to a lesser extent in the fourth fiscal quarter as the dollar strengthened against the euro and the yen during that period. In fiscal 2005, net revenue increased across all regions as a result of a 13% volume increase, particularly in consumer and commercial clients. Double digit unit growth in Asia Pacific and EMEA drove the revenue increase. In fiscal 2005, net revenue increases in notebook and desktop PCs were 16% and 3%, respectively, while consumer clients and commercial clients increased 10% and 7%, respectively, from the prior year. The revenue increases in consumer and commercial clients were offset partially by a decline in handhelds revenue. The performance of digital entertainment products, such as the Apple iPod from HP, added to the growth in net revenue for the fiscal year. In the fourth quarter of fiscal 2005, we discontinued reselling the Apple iPod.

        The PSG volume increase was moderated by a decline of 4% in ASPs, with consumer clients and commercial clients declining 8% and 5%, respectively, in fiscal 2005. The declines in notebook and desktop ASPs were offset slightly by the digital entertainment mix and an increase in handheld ASPs. The decline in ASPs was due mainly to changes in the notebook product line-up that leveraged declines in component costs and competitive pressures in consumer PCs.

        PSG earnings from operations as a percentage of net revenue increased by 1.7 percentage points in fiscal 2005 from fiscal 2004. The increase was the result of gross margin improvement combined with flat operating expenses as a percentage of revenue. The gross margin improvement was due primarily to component cost declines, a product mix shift toward higher margin notebook PCs, reduced warranty costs and favorable currency impacts. Operating expense as a percentage of revenue was flat, as the impact of the employee bonuses recorded in the second half of the year was offset by continued cost control measures.

Imaging and Printing Group

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Net revenue	$26,786	$25,155	$24,199
Earnings from operations	$3,978	$3,413	$3,843
Earnings from operations as a % of net revenue	14.9%	13.6%	15.9%

        The components of weighted average net revenue growth, by business unit were as follows for the following fiscal years ended October 31:

	2006	2005
	Percentage points
Supplies	5.4	3.3
Commercial hardware	1.4	1.6
Consumer hardware	(0.3)	(0.8)
Other	—	(0.1)

Total IPG	6.5	4.0

        IPG net revenue increased 6% in fiscal 2006 from fiscal 2005. On a constant currency basis, the net revenue increase was 7% in fiscal 2006. The unfavorable currency impact was due primarily to the movement of the dollar against the euro and the yen for fiscal 2006.

        In fiscal 2006, the growth in printer supplies net revenue reflected higher unit volumes as a result of the continued expansion of printer hardware placements and the strong performance of color-related products. The growth in commercial hardware net revenue in fiscal 2006 was attributable mainly to unit volume growth in color laser printers and multifunction printers and, to a lesser extent, revenue from our large format printing products with the acquisition of Scitex on November 1, 2005. Both commercial and consumer hardware were impacted by the continued shift in demand to lower-priced products and strategic pricing decisions which caused average revenue per unit to decline.

        In fiscal 2006, IPG earnings from operations as a percentage of net revenue increased 1.3 percentage points as compared to fiscal 2005, which was the result primarily of an increase in gross margin and a decrease in operating expense as a percentage of net revenue. The gross margin increase was due primarily to improved margins for supplies due to product mix and a favorable portfolio mix shift from hardware to supplies, which was partially offset by unfavorable consumer hardware margins. Operating expense as a percentage of net revenue for fiscal 2006 declined, due mainly to realized savings from our cost structure initiatives coupled with increased revenue and partially offset by higher bonus accruals.

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

        In fiscal 2005, the growth in supplies net revenue was attributable primarily to unit growth in LaserJet toner, due primarily to increased sales of color-related products. The growth in commercial hardware net revenue in fiscal 2005 was attributable to unit volume growth in color LaserJet printers, multifunction printers and the digital press business. New product introductions added to the net revenue growth in multifunction printers. The effect of the commercial hardware volume increase was offset partially by decreasing ASPs. In fiscal 2005, consumer hardware net revenue decreased. This decline was the result of continuing decreases in ASPs due to strategic pricing actions, the continued mix shift in demand to lower-priced products, intense competition in both the all-in-one and single function inkjet printers and the ongoing decline in the scanner market.

        In fiscal 2005, IPG earnings from operations as a percentage of net revenue declined by 2.3 percentage points due primarily to a decline in gross margin as a percentage of net revenue which was offset partially by a decline in operating expenses as a percentage of net revenue. The gross margin decline was attributable to a mix shift within supplies from inkjet cartridges to LaserJet toner, a low-end mix shift in consumer hardware, voluntary severance incentive charges and strategic pricing actions. Operating expense, as a percentage of net revenue, remained relatively flat year-over-year, with a slight increase in spending due to voluntary severance incentive charges taken in the first half of the fiscal year and the second half of the year employee bonus expense offsetting the favorable impact of headcount reductions and lower program spending in research and development.

HP Financial Services

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Net revenue	$2,078	$2,102	$1,895
Earnings from operations	$147	$213	$125
Earnings from operations as a % of net revenue	7.1%	10.1%	6.6%

        HPFS net revenue decreased by 1% in fiscal 2006 compared to fiscal 2005. The net revenue decrease was due primarily to lower used equipment sales and other end-of-lease revenue, which were largely offset by a higher mix of leases classified as operating leases.

        In fiscal 2006, the 3.0 percentage point decrease in earnings from operations as a percentage of net revenue consisted of a decrease in gross margin, which was partially offset by a decrease in operating expense as a percentage of net revenue. The gross margin decline was due primarily to competitor pricing pressures, a higher mix of lower margin operating lease assets and lower recoveries for bad debts, which were partially offset by lower credit losses. The decrease in operating expenses as a percentage of net revenue was the result of cost savings achieved through continued cost controls.

        HPFS net revenue increased 11% in fiscal 2005 compared to fiscal 2004. The net revenue increase was the result primarily of higher used equipment sales and a higher mix of leases classified as operating leases.

        In fiscal 2005, the 3.5 percentage point increase in earnings from operations as a percentage of net revenue consisted of an increase in gross margin, which was partially offset by an increase in operating expense as a percentage of net revenue. The gross margin increase resulted primarily from lower bad debt expense, which was partially offset by a higher mix of lower margin operating lease assets. The decrease in bad debt expense was due in part to the release in fiscal 2005 of $40 million of reserves related to aged receivables in EMEA that have since been collected. The reserves were established in the fourth quarter of fiscal 2004. Recoveries from accounts in Latin America previously written-off, lower credit losses and a reduction of reserves resulting from a stronger portfolio risk profile also contributed to the decrease in bad debt expense.

        The slight increase in operating expense as a percentage of net revenue in fiscal 2005 was the result mainly of a $62 million net reduction in revenue resulting from the reclassification of certain leases from operating leases to capital leases. This reclassification was the result of a review of the leasing portfolio for appropriate lease classification.

Financing Originations

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Total financing originations	$3,994	$4,136	$3,852

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services, and include intercompany activity, decreased 3% in fiscal 2006 from fiscal 2005. The decrease reflects lower financing associated with HP product sales. Financing originations increased 7% in fiscal 2005 from fiscal 2004 due to higher financing of HP product sales and a favorable currency impact.

Portfolio Assets and Ratios

        HPFS maintains a strategy to generate a competitive return on equity by effectively leveraging its portfolio against the risks associated with interest rates and credit. The HPFS business model is asset-intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by the consolidated company. However, certain intercompany loans and accounts that are reflected in the segment balances are eliminated in our Consolidated Financial Statements.

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows for the following fiscal years ended October 31:

	2006		2005
	In millions
Portfolio assets(1)	$7,345		$7,085

Allowance for doubtful accounts	80		111
Operating lease equipment reserve	42		45

Total reserves	122		156

Net portfolio assets	$7,223		$6,929

Reserve coverage	1.7%		2.2%
Debt to equity ratio(2)	6.0	x	5.5	x

(1)
Portfolio assets include financing receivables of approximately $4.9 billion at October 31, 2006 and $5.0 billion at October 31, 2005 and net equipment under operating leases of $1.5 billion at October 31, 2006 and $1.3 billion at October 31, 2005, as disclosed in Note 10 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $400 million at both October 31, 2006 and October 31, 2005, and intercompany leases of approximately $500 million at October 31, 2006 and $400 million at October 31, 2005, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at October 31, 2006 increased 4% from October 31, 2005. The increase resulted from a favorable currency impact and a high level of financing originations in the fourth quarter. The overall percentage of portfolio assets reserved decreased due primarily to the write-off of assets covered by specific reserves and lower reserves resulting from a stronger portfolio risk profile.

        HPFS funds its operations mainly through a combination of intercompany debt and equity. The increase in the debt to equity ratio reflects a planned increase in portfolio leverage.

Corporate Investments

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Net revenue	$566	$523	$449
Loss from operations	$(151)	$(174)	$(179)
Loss from operations as a % of net revenue	(26.7)%	(33.3)%	(39.9)%

        In fiscal 2006, the majority of the net revenue in Corporate Investments related to network infrastructure products, which grew 8% as a result of continued increased sales of gigabit Ethernet switch products.

        Corporate Investments' loss from operations in fiscal 2006 decreased compared to fiscal 2005 due primarily to lower operating expenses related to global alliances and HP Labs and higher gross profits from network infrastructure products. The decrease in operating expenses was due primarily to savings resulting from restructuring actions and lower program spending. Expenses related to global alliances and HP Labs contributed to the majority of the loss from operations. Such loss was offset in part by operating profit from network infrastructure product sales.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

        Our total cash and cash equivalents increased approximately 18% to $16.4 billion at October 31, 2006 from $13.9 billion at the end of fiscal 2005. Net earnings in fiscal 2006 helped generate $11.4 billion in cash from operating activities. The cash generated by operations in fiscal 2006 funded all of the $8.9 billion in investing and financing activities. Year-over-year outstanding debt was flat at $5.2 billion at October 31, 2006. The net $8.9 billion used for investing and financing activities during fiscal 2006 included $6.1 billion for share repurchases, $2.0 billion for net investments in property, plant and equipment, $1.7 billion for prepayment for common stock to be repurchased in future periods, $0.9 billion for cash dividends and $0.9 billion for cash payments on acquisitions. Cash flows from financing activities benefited from $2.5 billion of proceeds relating to employee stock plans. Our cash position remains strong and our cash balances are sufficient to cover significant cash outlays expected in fiscal 2007 associated with our acquisitions, restructuring actions and company bonus payments.

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Net cash provided by operating activities	$11,353	$8,028	$5,088
Net cash used in investing activities	(2,787)	(1,757)	(2,454)
Net cash used in financing activities	(6,077)	(5,023)	(4,159)

Net increase (decrease) in cash and cash equivalents	$2,489	$1,248	$(1,525)

Key Performance Metrics

	October 31
	2006	2005	2004
Days of sales outstanding in accounts receivable	40	39	43
Days of supply in inventory	38	35	39
Days of purchases outstanding in accounts payable	(59)	(52)	(51)

Cash conversion cycle	19	22	31

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

2006 Compared to 2005

Operating Activities

        Net cash provided by operating activities increased by $3.3 billion during fiscal 2006. The increase in our cash flow from operations was due primarily to higher earnings and lower payments for pension and taxes, which were partially offset by higher payments for restructuring costs.

Investing Activities

        Net cash used in investing activities increased by $1.0 billion during fiscal 2006 due primarily to higher capital expenditures for property, plant and equipment, lower net proceeds from maturities and sales of investments and higher cash paid for acquisitions.

Financing Activities

        Net cash used in financing activities increased by $1.1 billion during fiscal 2006 as compared to fiscal 2005. The increase was due primarily to a $2.5 billion increase in repurchases of common stock and a $1.7 billion prepayment for common stock to be repurchased in future periods. These expenditures were partially offset by a $1.6 billion net increase to financing activities resulting from higher borrowings and lower debt payments and $1.4 billion increased proceeds from the issuance of common stock related to our employee stock plans mainly due to increased exercises of employee stock options as a result of higher market prices for our common stock during fiscal 2006.

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. In fiscal 2006, we completed share repurchases of approximately 188 million shares. Approximately 190 million shares were settled for $6.1 billion, which included 2 million shares repurchased in transactions that were executed in fiscal 2005 but settled in fiscal 2006, as compared to approximately 150 million shares repurchased, of which 148 million shares were settled for $3.5 billion in fiscal 2005.

        In addition to the shares we repurchased, we received approximately 34 million shares for an aggregate price of $1.1 billion under a prepaid variable share purchase program ("PVSPP") entered into with a third-party investment bank during the first quarter of 2006. Under the PVSPP, we prepaid $1.7 billion in the first quarter of fiscal 2006 in exchange for the right to receive a variable number of shares of our common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. We recorded the payment as a prepaid stock repurchase in the stockholders' equity section of our Consolidated Balance Sheet and included the payment in the cash flows from financing activities in the Consolidated Statement of Cash Flows. In connection with this program, the investment bank has purchased and will continue to trade shares of our common stock in the open market over time. The prepaid funds will be expended ratably over the term of the program.

        Under the PVSPP, the prices at which we purchase the shares are subject to a minimum and maximum price that was determined in advance of any repurchases being completed under the program, thereby effectively hedging our repurchase price. The minimum and maximum number of shares we could receive under the program is 52 million shares and 70 million shares, respectively. The exact number of shares to be repurchased is based upon the volume weighted average market price of our shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares we are permitted to repurchase. We decrease our shares outstanding each settlement period as shares are physically received. We will retire all shares repurchased under the PVSPP, and we will no longer deem those shares outstanding.

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. During fiscal 2006, our Board of Directors authorized an additional $10.0 billion for future repurchases of our outstanding shares of common stock. As of October 31, 2006, we had remaining authorization of approximately $5.6 billion for future share repurchases. Previously authorized share repurchases of approximately $600 million also will be made under the PVSPP until the remaining available balance is exhausted in the second quarter of fiscal 2007.

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

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 150 million shares, of which 148 million shares were settled for $3.5 billion in fiscal 2005, as compared to repurchases and settlements of approximately 172 million shares for $3.3 billion in fiscal 2004. In addition, in November 2004, we paid $51 million in connection with the completion of the fiscal 2004 accelerated share repurchase program. We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to repurchase shares opportunistically. During fiscal 2005, the Board of Directors of HP authorized an additional $4.0 billion for future repurchases of our outstanding shares of common stock. As of October 31, 2005, we had remaining authorization of approximately $3.4 billion for future share repurchases.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities and the overall cost of capital. Outstanding debt remained at $5.2 billion as of October 31, 2006 as compared to October 31, 2005, bearing weighted average interest rates of 5.1% and 4.7%, respectively. Short-term borrowings increased to $2.7 billion at October 31, 2006 from $1.8 billion at October 31, 2005. The increase was due primarily to the reclassification from long-term to short-term of $2.0 billion of U.S. Dollar Global Notes, of which $1.0 billion matured in December 2006 and $1.0 billion will mature in July 2007. This increase was offset partially by the repayment of $200 million Series A Medium-Term Notes in December 2005 and 750 million Euro Medium-Term Notes in July 2006, as well as a decrease of $18 million in commercial paper. During fiscal 2006, we both issued and repaid approximately $5.4 billion of commercial paper. As of October 31, 2006, we had $16.4 million in total borrowings collateralized by certain financing receivable assets.

        HP, and not the HPFS financing business, issued the vast majority of our total outstanding debt. Like other financial services companies, HPFS has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At October 31, 2006, HPFS had approximately $7.2 billion in net portfolio assets, which included short-and long-term financing receivables and operating lease assets.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $477 million as of October 31, 2006 and there was approximately $150 million available under these programs. In fiscal 2006, we had another facility that was subject to a maximum amount of 525 million euros (the "Euro Program"), which was terminated on October 31, 2006. We sold approximately $8.6 billion of trade receivables during fiscal 2006, including approximately $5.9 billion under the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs.

        We have the following short-term or long-term financings available, if we need additional liquidity:

		At October 31, 2006
	Original Amount Available
		Used	Available
	In millions
2002 Shelf Registration Statement
Debt, global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	—	3,000
Lines of credit	2,186	41	2,145
Commercial paper programs
U.S.	6,000	—	6,000
Euro	500	190	310

	$14,686	$2,231	$12,455

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

        The securities issuable under the 2002 shelf registration statement include notes with due dates of nine months or more from issuance. The lines of credit are uncommitted and are available primarily through various foreign subsidiaries. In April 2005, we increased our U.S. commercial paper program to $6.0 billion.

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

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Ratings Services, Moody's Investors Service and Fitch Ratings currently rate our senior unsecured long term debt A-, A3 and A and our short-term debt A-1, Prime-1, and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit or, in the case of a significant downgrade, preclude our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including our credit facility or the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme.

        On December 15, 2006, we repaid our $1.0 billion Global Notes due December 2006 at maturity.

Contractual Obligations

        The impact that our contractual obligations as of October 31, 2006 are expected to have on our liquidity and cash flow in future periods was as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	In millions
Long-term debt, including capital lease obligations(1)	$4,787	$2,099	$1,597	$19	$1,072
Operating lease obligations	2,065	506	718	395	446
Purchase obligations(2)	2,777	2,052	504	198	23

Total	$9,629	$4,657	$2,819	$612	$1,541

(1)
Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments or discounts. Included in our long-term debt are approximately $52 million of capital lease obligations that are secured by certain equipment.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items. Our purchase obligation includes the settlement agreement with EMC Corporation ("EMC") pursuant to which we agreed to pay $325 million (the net amount of the valuation of EMC's claims against us less the valuation of our claims against EMC) to EMC, which we can satisfy through the purchase for resale or internal use of complementary EMC products in equal installments of $65 million over the next five years, of which the first installment was paid on August 29, 2005. As of October 31, 2006, the remaining payment to EMC was $260 million. In addition, if EMC purchases our products during the five-year period, we will be required to purchase an equivalent amount of additional products or services from EMC of up to an aggregate of $108 million.

        In November 2006, we completed our acquisition of Mercury. The aggregate purchase price was approximately $4.8 billion, consisting of cash paid for outstanding stock, the value of vested employee stock options and estimated direct transaction costs. The acquisition will combine Mercury's application management, application delivery and IT governance capabilities with our broad portfolio of management solutions.

Funding Commitments

        During fiscal 2006, we made approximately $270 million and $31 million of contributions to our pension plans and U.S. non-qualified plan participants, respectively, and paid $67 million to cover benefit claims for post-retirement benefit plans. In fiscal 2007, we expect to contribute approximately $120 million to our pension plans and approximately $15 million to cover benefit payments to U.S. non-qualified plan participants. We expect to pay approximately $80 million to cover benefit claims for our post-retirement benefit plans. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement plans primarily for the payment of retiree health claims incurred during the fiscal year.

        We will make a significant cash payment associated with our fiscal 2006 bonus programs. The bonus programs are designed to reward our employees upon achievement of annual performance objectives. Bonuses are calculated based on a formula, with targets that are set at the beginning of each fiscal year. Both the formula and the targets are approved by our Board of Directors.

        In fiscal 2006, we substantially outperformed against our targets which will result in a bonus payout during the first quarter of fiscal 2007 that will be significantly larger than prior years, resulting in a corresponding reduction in cash flow from operations in that quarter. This bonus was accrued and expensed, as earned, throughout fiscal 2006.

        Also reducing our cash flow from operation in fiscal 2007 will be significant payments associated with our restructuring plans. As a result of our approved restructuring plans, we expect future cash expenditures of approximately $640 million. The majority of this amount is recorded on our Consolidated Balance Sheet at October 31, 2006. We expect to make cash payments of approximately $549 million in fiscal 2007 and the remaining amount of approximately $91 million over the next five fiscal years.

Pending Acquisitions

        In December 2006, we agreed to acquire Knightsbridge Solutions Holdings Corporation, a privately held services company specializing in the information management areas of business intelligence, data warehousing, data integration and information quality. The transaction is subject to certain closing conditions and is expected to be completed during our first quarter of fiscal 2007.

        Also in December 2006, we agreed to acquire Bitfone Corporation, a privately held global software and services company that develops software solutions for mobile device management for the wireless industry. The transaction is subject to certain closing conditions and is expected to be completed by February 2007.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2006, we are not involved in any material unconsolidated SPEs.

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

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant to our operations for fiscal 2006 were the euro, the Japanese yen and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone. We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2006 and 2005, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at October 31, 2006 and 2005. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $104 million at October 31, 2006 and $90 million at October 31, 2005.

Interest rate risk

        We also are exposed to interest rate risk related to our debt and investment portfolios and financing receivables. We issue long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. We then typically use interest rate swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve the exchange of fixed for floating interest payments. However, we may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if we believe a larger proportion of fixed-rate debt would be beneficial. In order to hedge the fair value of certain fixed-rate investments, we may enter into interest rate swaps that convert fixed interest returns into variable interest returns. We may use cash flow hedges to hedge the variability of LIBOR-based interest income received on certain variable-rate investments. We may also enter into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns.

        We have performed sensitivity analyses as of October 31, 2006 and 2005, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investment instruments, financing receivables and interest rate swaps. The analyses use actual maturities for the debt, investments and interest rate swaps and approximate maturities for financing receivables. The discount rates we used were based on the market interest rates in effect at October 31, 2006 and 2005. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt and investment instruments and financing receivables, net of interest rate swap positions, of $19 million at October 31, 2006 and $4 million at October 31, 2005.

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly-traded equity securities, which had an estimated fair value of $36 million at October 31, 2006 and $64 million at October 31, 2005. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. However, we may use derivative transactions to hedge certain positions from time to time. We do not purchase our equity securities with the intent to use them for trading or speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair values of our marketable equity securities of $11 million at October 31, 2006 and $19 million at October 31, 2005. The aggregate cost of privately-held companies and other investments is $362 million at October 31, 2006 and $353 million at October 31, 2005.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hewlett-Packard Company's internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2006 expressed an unqualified opinion thereon.

        As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, Hewlett-Packard Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

/s/ ERNST & YOUNG LLP
San Jose, California December 15, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Hewlett-Packard Company maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewlett-Packard Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Hewlett-Packard Company maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hewlett-Packard Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2006 and our report dated December 15, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California December 15, 2006

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

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2006, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2006. HP management's assessment of the effectiveness of HP's internal control over financial reporting as of October 31, 2006 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 72 of this Annual Report on Form 10-K.

/s/ MARK V. HURD Mark V. Hurd Chairman, Chief Executive Officer and President December 15, 2006	/s/ ROBERT P. WAYMAN Robert P. Wayman Executive Vice President and Chief Financial Officer December 15, 2006

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2006	2005	2004
	In millions, except per share amounts
Net revenue:
Products	$73,557	$68,945	$64,046
Services	17,773	17,380	15,470
Financing income	328	371	389

Total net revenue	91,658	86,696	79,905

Costs and expenses:
Cost of products	55,248	52,550	48,659
Cost of services	13,930	13,674	11,962
Financing interest	249	216	190
Research and development	3,591	3,490	3,563
Selling, general and administrative	11,266	11,184	10,496
Amortization of purchased intangible assets	604	622	603
Restructuring charges	158	1,684	114
In-process research and development charges	52	2	37
Pension curtailment	—	(199)	—
Acquisition-related charges	—	—	54

Total operating expenses	85,098	83,223	75,678

Earnings from operations	6,560	3,473	4,227

Interest and other, net	606	189	35
Gains (losses) on investments	25	(13)	4
Dispute settlement	—	(106)	(70)

Earnings before taxes	7,191	3,543	4,196
Provision for taxes	993	1,145	699

Net earnings	$6,198	$2,398	$3,497

Net earnings per share:
Basic	$2.23	$0.83	$1.16

Diluted	$2.18	$0.82	$1.15

Weighted average shares used to compute net earnings per share:
Basic	2,782	2,879	3,024

Diluted	2,852	2,909	3,055

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31
	2006	2005
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$16,400	$13,911
Short-term investments	22	18
Accounts receivable	10,873	9,903
Financing receivables	2,440	2,551
Inventory	7,750	6,877
Other current assets	10,779	10,074

Total current assets	48,264	43,334

Property, plant and equipment	6,863	6,451
Long-term financing receivables and other assets	6,649	7,502
Goodwill	16,853	16,441
Purchased intangible assets	3,352	3,589

Total assets	$81,981	$77,317

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,705	$1,831
Accounts payable	12,102	10,223
Employee compensation and benefits	3,148	2,343
Taxes on earnings	1,905	2,367
Deferred revenue	4,309	3,815
Accrued restructuring	547	1,119
Other accrued liabilities	11,134	9,762

Total current liabilities	35,850	31,460

Long-term debt	2,490	3,392
Other liabilities	5,497	5,289
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,732 and 2,837 shares issued and outstanding, respectively)	27	28
Additional paid-in capital	17,966	20,490
Prepaid stock repurchase	(596)	—
Retained earnings	20,729	16,679
Accumulated other comprehensive income (loss)	18	(21)

Total stockholders' equity	38,144	37,176

Total liabilities and stockholders' equity	$81,981	$77,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Cash flows from operating activities:
Net earnings	$6,198	$2,398	$3,497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,353	2,344	2,395
Stock-based compensation expense	536	104	48
Provision (benefit) for doubtful accounts—accounts and financing receivables	4	(22)	98
Provision for inventory	267	398	367
Restructuring charges	158	1,684	114
Pension curtailment gain	—	(199)	—
Acquisition-related charges, including in-process research and development	52	2	91
Deferred taxes on earnings	693	(162)	26
Excess tax benefit from stock-based compensation	(251)	—	—
Other, net	(7)	(69)	61
Changes in assets and liabilities:
Accounts and financing receivables	(882)	666	(696)
Inventory	(1,109)	(208)	(1,341)
Accounts payable	1,879	846	3
Taxes on earnings	(513)	748	(32)
Restructuring	(810)	(247)	(601)
Other assets and liabilities	2,785	(255)	1,058

Net cash provided by operating activities	11,353	8,028	5,088

Cash flows from investing activities:
Investment in property, plant and equipment	(2,536)	(1,995)	(2,126)
Proceeds from sale of property, plant and equipment	556	542	447
Purchases of available-for-sale and other investments	(46)	(1,729)	(3,964)
Maturities and sales of available-for-sale securities and other investments	94	2,066	4,313
Payments made in connection with business acquisitions, net	(855)	(641)	(1,124)

Net cash used in investing activities	(2,787)	(1,757)	(2,454)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(55)	(1)	(172)
Issuance of debt	1,121	84	9
Payment of debt	(1,259)	(1,827)	(285)
Issuance of common stock under employee stock plans	2,538	1,161	570
Repurchase of common stock	(6,057)	(3,514)	(3,309)
Prepayment of common stock repurchase	(1,722)	—	—
Excess tax benefit from stock-based compensation	251	—	—
Dividends	(894)	(926)	(972)

Net cash used in financing activities	(6,077)	(5,023)	(4,159)

Increase (decrease) in cash and cash equivalents	2,489	1,248	(1,525)
Cash and cash equivalents at beginning of period	13,911	12,663	14,188

Cash and cash equivalents at end of period	$16,400	$13,911	$12,663

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
						Accumulated Other Comprehensive (Loss) income
	Number of Shares	Par Value	Additional Paid-in Capital	Prepaid stock repurchase	Retained Earnings		Total
	In millions, except number of shares in thousands
Balance October 31, 2003	3,042,761	$30	$24,587	$—	$13,332	$(203)	$37,746
Net earnings					3,497		3,497
Net unrealized loss on available-for-sale securities						(20)	(20)
Net unrealized loss on cash flow hedges						(28)	(28)
Minimum pension liability, net of taxes						(13)	(13)
Cumulative translation adjustment						21	21

Comprehensive income							3,457

Assumption of stock options in connection with business acquisitions			15				15
Issuance of common stock in connection with employee stock plans and other	40,467		592				592
Repurchases of common stock	(172,468)	(1)	(3,100)		(208)		(3,309)
Tax benefit from employee stock plans			35				35
Dividends					(972)		(972)

Balance October 31, 2004	2,910,760	$29	$22,129	$—	$15,649	$(243)	$37,564
Net earnings					2,398		2,398
Net unrealized loss on available-for-sale securities						(1)	(1)
Net unrealized gains on cash flow hedges						69	69
Minimum pension liability, net of taxes						171	171
Cumulative translation adjustment						(17)	(17)

Comprehensive income							2,620

Issuance of common stock in connection with employee stock plans and other	76,884		1,452				1,452
Repurchases of common stock	(150,448)	(1)	(3,121)		(442)		(3,564)
Tax benefit from employee stock plans			30				30
Dividends					(926)		(926)

Balance October 31, 2005	2,837,196	$28	$20,490	$—	$16,679	$(21)	$37,176
Net earnings					6,198		6,198
Net unrealized loss on available-for-sale securities						(6)	(6)
Minimum pension liability, net of taxes						(9)	(9)
Cumulative translation adjustment						54	54

Comprehensive income							6,237

Issuance of common stock in connection with employee stock plans and other	117,720	1	2,487				2,488
Prepaid stock repurchase				(1,722)			(1,722)
Repurchases of common stock	(222,882)	(2)	(5,903)	1,126	(1,254)		(6,033)
Tax benefit from employee stock plans			356				356
Dividends					(894)		(894)
Stock-based compensation expense under SFAS 123R			536				536

Balance October 31, 2006	2,732,034	$27	$17,966	$(596)	$20,729	$18	$38,144

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

  Reclassifications and Segment Reorganization

        HP has made certain organizational realignments in order to more closely align its financial reporting with its business structure. These realignments are immaterial in size and reflect primarily revenue shifts among business units within the same business segment. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

        HP has revised the presentation of its Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2005 and 2004 to provide improved visibility and comparability with the current year presentation. This change does not affect previously reported subtotals within the Consolidated Statements of Cash Flows, or previously reported results of operations for any period presented.

  Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Revenue Recognition

        HP recognizes revenue when persuasive evidence of a sales arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, HP allocates revenue to each element based on its relative fair value, or for software, based on vendor specific objective evidence ("VSOE") of fair value. In the absence of fair value for a delivered element, HP first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, HP defers revenue for the delivered elements until the undelivered elements are delivered. HP limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

        HP ceases revenue recognition on delinquent accounts based upon a number of factors, including customer credit history, number of days past due and the terms of the customer agreement. HP resumes revenue recognition and recognizes any associated deferred revenue when appropriate customer actions are taken to remove accounts from delinquent status.

  Products

        Under HP's standard terms and conditions of sale, HP transfers title and risk of loss to the customer at the time product is delivered to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. HP reduces revenue for estimated customer returns, price protection, rebates and other offerings that occur under sales programs established by HP directly or with HP's distributors and resellers. HP uses the residual method to allocate revenue to software licenses at the inception of the license term when VSOE for all undelivered elements, such as Post Contract Support, exists and all other revenue recognition criteria have been satisfied. HP records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. HP accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time HP recognizes revenue.

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

  Financing Income

        Sales-type and direct-financing leases produce financing income, which HP recognizes at consistent rates of return over the lease term.

  Shipping and Handling

        HP includes costs related to shipping and handling in cost of sales for all periods presented.

  Advertising

        HP expenses advertising costs as incurred or when the advertising is first run. Such costs totaled approximately $1.1 billion in fiscal 2006, $1.1 billion in fiscal 2005 and $1.2 billion in fiscal 2004.

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

  Cash and Cash Equivalents

        HP classifies investments as cash equivalents if the maturity of an investment is three months or less from the purchase date. Interest income was approximately $623 million in fiscal 2006, $424 million in fiscal 2005 and $238 million in fiscal 2004.

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

  Goodwill and Indefinite-Lived Purchased Intangible Assets

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. HP reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142. For goodwill, HP performs a two-step impairment test. In the first step, HP compares the fair value of each reporting unit to its carrying value. HP determines the fair value of its reporting units based on a weighting of income and market approaches. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows.

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

  Derivative Financial Instruments

        HP uses derivative financial instruments, primarily forwards, swaps, and options, to hedge certain foreign currency and interest rate exposures. HP also may use other derivative instruments not designated as hedges such as forwards used to hedge foreign currency balance sheet exposures. HP does not use derivative financial instruments for speculative purposes. See Note 9 for a full description of HP's derivative financial instrument activities and related accounting policies, which is incorporated herein by reference.

  Investments

        HP's investments consist principally of time deposits, other debt securities, money market securities and equity securities of publicly-traded and privately-held companies. HP classifies investments with maturities of less than one year as short-term investments.

        HP classifies its investments in debt securities and its equity investments in public companies as available-for-sale securities and carries them at fair value. HP determines fair values for investments in public companies using quoted market prices. HP records the unrealized gains and losses on available-for-sale securities, net of taxes, in accumulated other comprehensive income (loss).

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

        HP determined the declines in value of certain investments to be other-than-temporary. Accordingly, HP recorded impairments of approximately $8 million in fiscal 2006, $43 million in fiscal 2005 and $26 million in fiscal 2004. HP includes these impairments in gains/(losses) on investments in the Consolidated Statements of Earnings. Depending on market conditions, HP may record additional impairments on its investment portfolio in the future.

  Concentrations of Credit Risk

        Financial instruments that potentially subject HP to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, accounts receivable from trade customers and from contract manufacturers, financing receivables and derivatives.

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

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors and resellers deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances collectively, which were concentrated primarily in North America, represented approximately 21% of gross accounts receivable at October 31, 2006 and 22% at October 31, 2005. No single customer accounts for more than 10% of accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. HP generally has experienced longer accounts receivable collection cycles in its emerging markets, in particular Asia Pacific and Latin America, compared to its United States and European markets. In the event that accounts receivable collection cycles in emerging markets significantly deteriorate or one or more of HP's larger resellers in these regions fail, HP's operating results could be adversely affected.

  Other Concentration

        HP obtains a significant number of components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral modification to the contractual terms under which HP is supplied components by a single source supplier could adversely effect HP's revenue and gross margins.

  Stock-Based Compensation

        Effective November 1, 2005, HP adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense in fiscal 2006 included stock-based compensation expense for all share-based payment awards granted prior to, but not yet vested as of November 1, 2005, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. HP recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. Prior to the adoption of SFAS 123R, HP recognized stock-based compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. HP has applied the provisions of SAB 107 in its adoption of SFAS 123R.

        In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). HP has elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. See Note 2 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

  Foreign Currency Transactions

        HP uses the U.S. dollar predominately as its functional currency. Assets and liabilities denominated in non-U.S. dollars are remeasured into U.S. dollars at current exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets and liabilities. Net revenue, cost of sales and expenses are remeasured at average exchange rates in effect during each period, except for those net revenue, cost of sales and expenses related to the previously noted balance sheet amounts, which HP remeasures at historical exchange rates. HP includes gains or losses from foreign currency remeasurement in net earnings. Certain foreign subsidiaries designate the local currency as their functional currency, and HP records the translation of their assets and liabilities into U.S. dollars at the balance sheet dates as translation adjustments and includes them as a component of accumulated other comprehensive income (loss).

  Retirement and Post-Retirement Plans

        HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for all plans is September 30 for fiscal 2006 and fiscal 2005. See Note 15 for a full description of these plans and the accounting and funding policies, which is incorporated herein by reference.

  Recent Pronouncements

        In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by HP in the first quarter of fiscal 2007. HP is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by HP in the first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. HP is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. HP is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which HP expects to adopt effective October 31, 2007. SFAS also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. HP expects to adopt the measurement provisions of SFAS 158 effective October 31, 2009. Based upon the October 31, 2006 balance sheet and pension disclosures, the impact of adopting SFAS 158 is estimated to be a decrease in assets of $821 million, a decrease in liabilities of $4 million and a pretax increase in the accumulated other comprehensive loss of $817 million. The effect of adoption will differ from the estimate due to actual plan asset and liability experience in fiscal 2007.

        In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by HP in the first quarter of fiscal 2007. HP does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

        In addition, HP is reviewing the following Emerging Issues Task Force ("EITF") consensuses and does not currently expect that the adoption of these will have a material impact on its consolidated results of operations and financial condition:

  •
  EITF 05-5, "Accounting for Early Retirement or Postemployment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements." Issued in June 2005 and effective for HP in the first quarter of fiscal 2007, this EITF applies to early retirement programs which create incentives for employees, within a specific age group, to transition from full or part-time employment to retirement before legal retirement age.

  •
  EITF 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits." Issued in June 2006 and effective for HP in the first quarter of fiscal 2008, this EITF applies to compensated absences that require a minimum service period but have no increase in the benefit even with additional years of service.

  •
  EITF 06-9, "Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee." Issued in November 2006 and effective for HP in the second quarter of fiscal 2008, this EITF requires certain disclosures whenever a change is made to modify or eliminate the time lag (usually three months or less) used for recording results of consolidated entities or equity method investees that have a different fiscal year end than HP's.

        In fiscal 2006, HP adopted FSP No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"). This adoption did not have a material impact on HP's consolidated results of operations and financial condition.

Note 2: Stock-Based Compensation

        At October 31, 2006, HP has the stock-based employee compensation plans described below. The total compensation expense before taxes related to these plans was $536 million in fiscal 2006, excluding a $14 million credit adjustment in restructuring charges as disclosed below. Prior to November 1, 2005, HP accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, HP generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

        Prior to November 1, 2005, HP provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

        Effective November 1, 2005, HP adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense in fiscal 2006 included compensation expense for all share-based payment awards granted prior to, but not yet vested as of, November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. HP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. HP estimated the forfeiture rate in fiscal 2006 based on its historical experience for fiscal grant years where the majority of the vesting terms have been satisfied.

        As a result of adopting SFAS 123R, earnings before income taxes in fiscal 2006 and net earnings in fiscal 2006 were lower by $448 million and $318 million, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share in fiscal 2006 was $0.11 per share. In addition, prior to the adoption of SFAS 123R, HP presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, the tax benefit resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those options are classified as financing cash flows.

        The pro forma table below reflects net earnings and basic and diluted net earnings per share for the following fiscal years ended October 31, if HP had applied the fair value recognition provisions of SFAS 123:

	2005	2004
	In millions, except per share amounts
Net earnings, as reported	$2,398	$3,497
Add: stock-based compensation included in reported net earnings, net of related tax effects	144	33
Less: stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(621)	(692)

Pro forma net earnings	$1,921	$2,838

Basic net earnings per share:
As reported	$0.83	$1.16

Pro forma	$0.67	$0.94

Diluted net earnings per share:
As reported	$0.82	$1.15

Pro forma	$0.66	$0.93

Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Prior to November 1, 2005, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of November 1, 2005, HP changed the ESPP so that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, HP recognizes the expense based on the 15% discount at purchase. In fiscal 2006, ESPP compensation expense was $53 million, net of taxes. At October 31, 2006, approximately 147,000 employees were eligible to participate and approximately 53,000 employees were participants in the ESPP. In fiscal 2006, participants purchased 11,076,000 shares of HP common stock at a weighted-average price of $30 per share. In fiscal 2005, participants purchased 20,673,000 shares of HP common stock at a weighted-average price of $17 per share. In fiscal 2004, participants purchased 25,868,000 shares of HP common stock at a weighted-average price of $14 per share.

Incentive Compensation Plans

        HP stock option plans include principal plans adopted in 2004, 2000, 1995 and 1990 ("principal option plans"), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. All regular employees meeting limited employment qualifications were eligible to receive stock options in fiscal 2006. There were approximately 110,000 employees holding options under one or more of the option plans as of October 31, 2006. Options granted under the principal option plans are generally non-qualified stock options, but the principal option plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of HP's common stock on the option grant date (as determined by the average of the highest and lowest reported sale prices of HP's common stock on that date). The contractual term of options granted since fiscal 2003 was generally eight years, while the contractual term of options granted prior to fiscal 2003 was generally ten years. Under the principal option plans, HP may choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP has not granted any discounted options since fiscal 2003.

        Under the principal option plans, HP granted certain employees cash, restricted stock awards, or both. Restricted stock awards are nonvested stock awards that may include grants of restricted stock or grants of restricted stock units. Cash and restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest one to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. HP expenses the cost of the restricted stock awards, which HP has determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. In fiscal 2006, HP granted 1,492,000 shares of restricted stock with a weighted-average grant date fair value of $32. In fiscal 2005, HP granted 6,773,000 shares of restricted stock with a weighted-average grant date fair value of $21. HP had 5,492,000 shares of restricted stock outstanding at October 31, 2006, 7,099,000 shares of restricted stock outstanding at October 31, 2005 and 1,533,000 shares of restricted stock outstanding at October 31, 2004. In fiscal 2006, HP granted 33,000 shares of restricted stock units with a weighted-average grant date fair value of $30. In fiscal 2005, HP granted 1,820,000 shares of restricted stock units with a weighted-average grant date fair value of $21. HP had restricted stock units covering 873,000 shares outstanding at October 31, 2006, 1,780,000 shares outstanding at October 31, 2005 and no shares outstanding at October 31, 2004.

        In light of new accounting guidance under SFAS 123R, beginning in the second quarter of fiscal 2005 HP reevaluated its assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility in fiscal 2006 and 2005 was based on a market-based implied volatility.

        As part of its SFAS 123R adoption, HP also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, HP identified three employee populations. HP used the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted average expected life in months of the combined three identified employee populations. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the three populations identified. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

        The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Stock Options(1)			ESPP
	2006	2005	2004	2005	2004
Weighted average fair value of grants	$9.38	$5.63	$6.72	$6.01	$4.95
Risk-free interest rate	4.35%	3.93%	2.77%	2.66%	1.11%
Dividend yield	1.0%	1.5%	1.4%	1.6%	1.5%
Expected volatility	29%	28%	35%	30%	28%
Expected life in months	57	54	60	6	6

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity under the principal option plans as of October 31, 2006 and changes during fiscal 2006 were as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions
Outstanding at October 31, 2005	531,233	$30
Granted and assumed through acquisitions	52,271	$31
Exercised	(100,986)	$22
Forfeited/cancelled/expired	(36,778)	$40

Outstanding at October 31, 2006	445,740	$31	4.7	$4,861

Vested and expected to vest at October 31, 2006	437,109	$31	4.6	$4,742

Exercisable at October 31, 2006	316,341	$33	4.0	$3,081

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between HP's closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 31, 2006. This amount changes based on the fair market value of HP's stock. Total intrinsic value of options exercised in fiscal 2006 was $1,190 million. Total fair value of options vested and expensed in fiscal 2006 was $265 million, net of taxes.

        Option activity was as follows for the following fiscal years ended October 31:

	2005		2004
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	Shares in thousands
Outstanding at beginning of year	549,868	$30	499,858	$31
Granted	63,635	$22	71,894	$22
Assumed through acquisitions	558	$1	2,507	$14
Exercised	(46,628)	$17	(12,869)	$13
Forfeited or cancelled	(36,200)	$35	(11,522)	$30

Outstanding at end of year	531,233	$30	549,868	$30

Exercisable at end of year	386,303	$33	377,438	$33

        Information about options outstanding was as follows at October 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	Shares in thousands
$0-$9.99	651	5.7	$4	393	$6
$10-$19.99	62,902	4.7	$16	49,336	$16
$20-$29.99	183,469	5.2	$23	115,265	$24
$30-$39.99	107,171	5.2	$33	59,800	$35
$40-$49.99	51,901	3.1	$46	51,901	$46
$50-$59.99	25,334	3.3	$57	25,334	$57
$60 and over	14,312	2.7	$71	14,312	$71

	445,740	4.7	$31	316,341	$33

        As of October 31, 2006, $677 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.30 years.

        Cash received from option exercises and purchases under the ESPP in fiscal 2006 was $2,538 million. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2006 totaled $420 million.

        Nonvested restricted stock awards as of October 31, 2006 and changes during fiscal 2006 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
	In thousands
Nonvested at October 31, 2005	8,869	$21
Granted	1,525	$32
Vested	(2,521)	$21
Forfeited	(1,508)	$21

Nonvested at October 31, 2006	6,365	$24

        As of October 31, 2006, there was $90 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.46 years.

        In fiscal 2006, HP recorded $58 million of stock-based compensation expense, net of taxes, relating to options assumed through acquisitions and restricted stock awards. HP recorded $144 million and $33 million of stock-based compensation expense, net of taxes, relating to options assumed through acquisitions and restricted stock awards in fiscal years 2005 and 2004, respectively.

        In fiscal 2006, HP allocated stock-based compensation expense related to the ESPP and the principal option plans under SFAS 123R as follows:

In millions
Cost of sales	$144
Research and development	70
Selling, general and administrative	322

Stock-based compensation expense before income taxes	536
Income tax benefit	(160)

Total stock-based compensation expense after income taxes	$376

        In addition, as part of its fiscal 2005 restructuring plans, HP accelerated the vesting on options held by terminated employees and included a one-year post-termination exercise period on the options. This modification resulted in compensation expense of $107 million that HP included in the restructuring charges. In fiscal 2006, an adjustment of $14 million was recorded as a reduction to the $107 million restructuring charges to reflect actual stock-based compensation expense related to employees who left the company.

        Stock-based compensation expense recognized under incentive compensation plans was approximately $522 million in fiscal 2006 (including the $14 million credit in restructuring charges referred to above), $211 million in fiscal 2005 (including the $107 million in restructuring charges referred to above), and $48 million in fiscal 2004.

Shares Reserved

        Shares available for the ESPP and stock-based compensation plans were 217,556,000 at October 31, 2006, including 39,151,000 shares under the assumed Compaq plans, 260,669,000 at October 31, 2005, including 32,449,000 shares under the assumed Compaq plans; and 257,554,000 at October 31, 2004, including 29,123,000 shares under the assumed Compaq plans.

        HP had 664,267,000 shares of common stock reserved at October 31, 2006, 794,750,000 shares of common stock reserved at October 31, 2005, and 808,855,000 shares of common stock reserved at October 31, 2004 for future issuance under all stock-related benefit plans. Additionally, HP had 21,494,000 shares of common stock reserved at October 31, 2006, 2005, and 2004 for future issuances related to conversion of its outstanding zero-coupon subordinated notes.

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

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the following fiscal years ended October 31:

	2006	2005	2004
	In millions, except per share amounts
Numerator:
Net earnings	$6,198	$2,398	$3,497
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	7	—	8

Net earnings, adjusted	$6,205	$2,398	$3,505

Denominator:
Weighted-average shares used to compute basic EPS	2,782	2,879	3,024
Effect of dilutive securities:
Dilution from employee stock plans	62	30	23
Zero-coupon subordinated convertible notes	8	—	8

Dilutive potential common shares	70	30	31

Weighted-average shares used to compute diluted EPS	2,852	2,909	3,055

Net earnings per share:
Basic	$2.23	$0.83	$1.16
Diluted	$2.18	$0.82	$1.15

        In fiscal 2006, 2005 and 2004, HP excluded options with exercise prices that were greater than the average market price for HP's common stock to purchase approximately 130 million, 255 million and 408 million, respectively, shares from the calculation of diluted EPS because their effect was anti-dilutive. Also, as a result of adopting SFAS 123R on November 1, 2005, HP excluded an additional

48 million options in fiscal 2006, whose combined exercise price, unamortized fair value and excess tax benefit were greater than the average market price for HP's common stock as these shares were also anti-dilutive. In addition, HP excluded approximately 8 million shares of HP stock issuable upon the assumed conversion of zero-coupon subordinated notes from the calculation of diluted EPS in fiscal 2005 because the effect was antidilutive.

Note 4: Balance Sheet Details

        Balance sheet details were as follows for the following fiscal years ended October 31:

  Accounts and Financing Receivables

	2006	2005
	In millions
Accounts receivable	$11,093	$10,130
Allowance for doubtful accounts	(220)	(227)

	$10,873	$9,903

Financing receivables	$2,480	$2,608
Allowance for doubtful accounts	(40)	(57)

	$2,440	$2,551

        HP has revolving trade receivables based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $477 million as of October 31, 2006 and there was approximately $150 million available under these programs. In fiscal 2006, HP had another facility that was subject to a maximum amount of 525 million euros (the "Euro Program"), which was terminated on October 31, 2006. HP sold approximately $8.6 billion of trade receivables during fiscal 2006, including approximately $5.9 billion under the Euro Program. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs.

  Inventory

	2006	2005
	In millions
Finished goods	$5,424	$4,940
Purchased parts and fabricated assemblies	2,326	1,937

	$7,750	$6,877

  Other Current Assets

	2006	2005
	In millions
Deferred tax assets—short-term	$4,144	$3,612
Tax, supplier and other receivables	5,242	4,910
Prepaid and other current assets	1,393	1,552

	$10,779	$10,074

  Property, Plant and Equipment

	2006	2005
	In millions
Land	$534	$629
Buildings and leasehold improvements	5,771	5,630
Machinery and equipment	8,719	7,621

	15,024	13,880
Accumulated depreciation	(8,161)	(7,429)

	$6,863	$6,451

        Depreciation expense was approximately $1.7 billion in fiscal 2006, $1.7 billion in fiscal 2005 and $1.8 billion in fiscal 2004.

  Long-Term Financing Receivables and Other Assets

	2006	2005
	In millions
Financing receivables	$2,340	$2,246
Deferred tax assets—long-term	1,475	2,263
Other	2,834	2,993

	$6,649	$7,502

  Other Accrued Liabilities

	2006	2005
	In millions
Other accrued taxes	$2,366	$2,018
Warranty	1,585	1,563
Sales and marketing programs	2,394	2,036
Other	4,789	4,145

	$11,134	$9,762

  Other Liabilities

	2006	2005
	In millions
Pension, post-retirement, and post-employment liabilities	$2,099	$2,515
Long-term deferred revenue	1,750	1,331
Other long-term liabilities	1,648	1,443

	$5,497	$5,289

Note 5: Supplemental Cash Flow Information

        Supplemental cash flow information was as follows for the following fiscal years ended October 31:

	2006	2005	2004
	In millions
Cash paid for income taxes, net	$637	$884	$609
Cash paid for interest	$299	$447	$305
Non-cash investing and financing activities:
Net issuances of restricted stock and other employee stock benefits	$40	$137	$68
Issuance of common stock and options assumed in business acquisitions	$13	$12	$15
Purchase of assets under capital leases	$19	$—	$—

Note 6: Acquisitions

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

  Peregrine

        On December 19, 2005, HP acquired the outstanding shares of Peregrine Systems, Inc. ("Peregrine") in a cash merger for $26.08 per share. The purchase price was approximately $538 million, consisting of $442 million of cash paid, which includes direct transaction costs, as well as the assumption of certain liabilities in connection with the transaction. The acquisition of Peregrine adds key asset and service management components to the HP OpenView portfolio, a distributed management software suite for business operations and IT. In connection with this acquisition, HP recorded approximately $342 million of goodwill and $162 million of amortizable intangible assets. HP also expensed $34 million for IPR&D. HP is amortizing the purchased intangibles, principally customer relationships and developed technology, on a straight-line basis over their estimated useful lives ranging from five to six years.

  Other Acquisitions in fiscal 2006

        HP also completed seven other acquisitions during fiscal 2006. Total consideration for these acquisitions and the buyout of a minority interest was approximately $473 million, which included direct transaction costs. The largest of these transactions was the acquisition of substantially all of the assets of Scitex Vision Ltd ("Scitex"). The Scitex asset acquisition is expected to expand HP's leadership in printing into the industrial wide-format market.

        HP recorded approximately $193 million of goodwill and $205 million of purchased intangibles in connection with these other acquisitions. HP also recorded approximately $18 million of IPR&D related to these acquisitions in fiscal 2006.

        In addition, HP paid approximately $17 million for the balance of the outstanding shares of Digital Globalsoft Limited, a consolidated subsidiary of HP ("DGS"), and as a result increased HP's ownership from 98.5% to 100%. This subsidiary has enhanced HP's capability in IT services, including expertise in life cycle services such as migration, technical and application services.

        HP has included the results of operations of these transactions prospectively from the respective date of the transaction. HP has not presented the pro forma results of operations of the acquired businesses because the results are not material to HP's results of operations on either an individual or an aggregate basis.

  Mercury Acquisition

        On November 2, 2006, HP completed its tender offer for Mercury Interactive Corporation ("Mercury"), a leading IT management software and services company, and acquired approximately 96% of Mercury shares for cash consideration of $52 per common share. On November 6, 2006, HP acquired the remaining outstanding shares, and Mercury became a wholly owned subsidiary of HP. The aggregate purchase price was approximately $4.8 billion, consisting of cash paid for outstanding stock, the value of vested employee stock options and estimated direct transaction costs. The acquisition will combine Mercury's application management, application delivery and IT governance capabilities with HP's broad portfolio of management solutions.

        The acquisition will be recorded using the purchase method of accounting, and, accordingly, the results of operations will be included in HP's consolidated results as of the acquisition date. The purchase price will be allocated to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. These fair values will be determined based on independent third-party valuations and management estimates which have not yet been completed. The excess purchase price over those fair values will be recorded as goodwill. The goodwill will not be deductible for tax purposes. The intangible assets consist primarily of developed and core technologies, customer relationships, maintenance agreements and IPR&D. The IPR&D will be expensed in the first quarter of fiscal year 2007. The remaining intangibles will be amortized over their estimated useful lives, currently estimated to range from three to seven years. Pro forma results of operations have not been presented as these results are not material to HP's consolidated results of operations.

        Management is currently assessing and formulating product roadmap decisions and integration plans which may result in additional costs, including asset impairments and costs to terminate or relocate employees. Exit costs related to Mercury activities and employees will be accrued by HP as a liability in conjunction with recording the purchase of Mercury, which will result in an increase to goodwill. In addition, HP will incur charges related to payments to Mercury executive officers and key employees under a retention plan adopted in connection with the acquisition, as well as costs related to integration efforts.

  Pending Acquisitions

        In December 2006, HP agreed to acquire Knightsbridge Solutions Holdings Corporation, a privately held services company specializing in the information management areas of business intelligence, data warehousing, data integration and information quality. The transaction is subject to certain closing conditions and is expected to be completed during the first quarter of fiscal 2007. Upon completion, the business is expected to be fully integrated into HP Services.

        Also in December 2006, HP agreed to acquire Bitfone Corporation, a privately held global software and services company that develops software solutions for mobile device management for the wireless industry. The transaction is subject to certain closing conditions and is expected to be completed by February 2007. Following the close of the acquisition, the business is expected to be fully integrated into the Handheld Business Unit of HP's Personal Systems Group.

  Acquisitions in fiscal 2005

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

        Snapfish is a leading online photo service. The acquisition of Snapfish enables HP to capitalize on the growing market for online photo printing, with customers benefiting from a more affordable, simpler and more comprehensive digital photography experience.

        AppIQ is a leading provider of open storage area network management and storage resource management solutions. The acquisition of AppIQ strengthens HP's ability to give customers a single integrated console that controls and better manages their storage and server infrastructure.

        HP recorded approximately $537 million of goodwill and $108 million of amortizable purchased intangible assets in connection with these five acquisitions. HP also recorded approximately $2 million of IPR&D charges related to these five acquisitions.

        In fiscal 2005, HP paid approximately $8 million in cash for additional shares of DGS, a consolidated subsidiary of HP, to increase HP's ownership from approximately 97.2% to approximately 98.5%. HP recorded approximately $7 million and $281 million of goodwill in connection with the share purchases in fiscal 2005 and 2004, respectively.

Note 7: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of October 31, 2006 and 2005 and changes in the carrying amount of goodwill during the fiscal year ended October 31, 2006 are as follows:

	HP Services	Enterprise Storage and Servers	Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2005	$6,360	$5,077	$748	$2,335	$1,769	$152	$16,441
Goodwill acquired during the period	16	65	354	7	93	—	535
Goodwill adjustments	(37)	(51)	(4)	(20)	(9)	(2)	(123)

Balance at October 31, 2006	$6,339	$5,091	$1,098	$2,322	$1,853	$150	$16,853

        The goodwill adjustments for acquisitions made prior to fiscal 2006, as shown above, related primarily to revisions of acquisition-related tax and other estimates for all acquisitions and the reduction of a restructuring liability associated with restructuring plans of Compaq Computer Corporation ("Compaq") prior to its acquisition by HP. These reductions resulted from adjusting original estimates to actual costs incurred at various locations throughout the world.

        Based on the results of its annual impairment tests, HP determined that no impairment of goodwill existed as of August 1, 2006 or August 1, 2005. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions for each of the following fiscal years ended October 31 are composed of:

	2006			2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$2,586	$(1,293)	$1,293	$2,401	$(972)	$1,429
Developed and core technology and patents	1,923	(1,307)	616	1,750	(1,040)	710
Product trademarks	103	(82)	21	94	(66)	28

Total amortizable purchased intangible assets	4,612	(2,682)	1,930	4,245	(2,078)	2,167
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$6,034	$(2,682)	$3,352	$5,667	$(2,078)	$3,589

        Amortization expense related to finite-lived purchased intangible assets was approximately $604 million in fiscal 2006, $622 million in fiscal 2005 and $603 million in fiscal 2004.

        Based on the results of its annual impairment tests, HP determined that no impairment of the Compaq trade name existed as of August 1, 2006 or August 1, 2005. However, future impairment tests could result in a charge to earnings. HP will continue to evaluate the purchased intangible asset with an indefinite life on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

        The finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted average useful lives of approximately eight years, and developed and core technology, patents and product trademarks, which have weighted average useful lives of approximately six years.

        Estimated future amortization expense related to finite-lived purchased intangible assets at October 31, 2006 was as follows:

Fiscal year:	In millions
2007	$545
2008	478
2009	396
2010	289
2011	168
Thereafter	54

Total	$1,930

Note 8: Restructuring Charges

  Fiscal 2005 Restructuring Plans

        In the fourth quarter of fiscal 2005, HP's Board of Directors approved a restructuring plan designed to simplify HP's structure, reduce costs and place greater focus on its customers. HP included original estimates of 15,300 positions in the fiscal 2005 restructuring plan. Subsequent to the initial estimate, HP reduced the number of total positions to 15,200. The initial charge for these actions totaled $1.6 billion. After completion of HP's voluntary severance programs in Europe and Asia, total charges in connection with this plan, coupled with other final adjustments, are expected to exceed the original charge by $108 million. During fiscal 2006, HP recognized charges of approximately $167 million relating to employee severance and other benefits charges, including adjustment related to reduce non-cash stock-based compensation by $14 million. HP also recognized a $6 million termination benefit expense and a $3 million settlement and curtailment loss from the non-U.S. pension plans. These charges were offset by settlement gains of $46 million from the U.S. pension plans and curtailment gains of $24 million from the U.S. retiree medical program. The $167 million of severance related charge was reflective of higher population of employees participating in higher cost early retirement and voluntary programs with the greatest impact in Europe.

        The charge in the fourth quarter of fiscal 2005 included approximately $400 million related to employee severance and other benefits associated with the early retirement of 3,200 U.S. employees who left HP by October 31, 2005. The majority of these costs were funded by HP's pension plan assets. The remaining charges of approximately $1.2 billion, which include approximately $100 million of non-cash stock-based compensation, are related to severance and other benefits for approximately

12,000 employees. Pursuant to the plan, approximately 9,500 positions were eliminated during fiscal 2006, bringing the total to 14,200 as of October 31, 2006. The majority of the remaining 1,000 positions are expected to be eliminated during fiscal 2007. HP expects to pay out the majority of the remaining costs relating to severance and other employee benefits before the end of fiscal 2007.

        In the third quarter of fiscal 2005, HP's management approved a restructuring plan and HP recorded restructuring charges of $109 million related to severance and related costs associated with the termination of approximately 1,450 employees, all of whom left HP as of October 31, 2005. Of the initial restructuring amount, HP has paid substantially all of it as of October 31, 2006.

  Fiscal 2005 Workforce Rebalancing

        In addition to the restructuring activities described above, HP incurred approximately $236 million for the six months ended April 30, 2005 in workforce rebalancing charges within certain business segments, primarily for severance and related costs. As a result of these workforce rebalancing actions, approximately 3,000 employees left HP as of October 31, 2005. Of the initial restructuring amount, HP has paid substantially all of it as of October 31, 2006.

  Fiscal 2003 Restructuring Plans

        During fiscal 2006, HP recorded adjustments of $4 million in additional restructuring charges. Of the initial restructuring amount of $752 million, HP has paid substantially all of it as of October 31, 2006.

  Fiscal 2002 and 2001 Restructuring Plans

        The 2002 and 2001 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. During fiscal 2006, HP recorded additional adjustments of $48 million. These charges pertained to facility lease obligations and severance. In addition, an adjustment during fiscal 2006 includes a $25 million reduction of goodwill pertaining to severance and other related restructuring true-ups. The aggregate $103 million restructuring liability with respect to these plans as of October 31, 2006 relates primarily to facility lease obligations and severance. HP expects to pay out these obligations over the life of the related obligations, which extend to the end of fiscal 2010.

Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for fiscal 2006:

									As of October 31, 2006
		Fiscal year 2006 charges (reversals)					Fiscal year 2005 costs and goodwill adjustments	Fiscal year 2004 costs and goodwill adjustments
	Balance, October 31, 2005		Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, October 31, 2006			Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2005 plans:
Employee severance and other benefits charges (by segment)
Enterprise Storage and Servers		$78					$106		$184	$185
HP Services		30					555		585	585
Software		17					39		56	56
Personal Systems Group		(1)					61		60	60
Imaging and Printing Group		(21)					175		154	154
HP Financial Services		2					31		33	33
Other infrastructure		1					707		708	709

Total employee severance and other benefits	$1,044	$106	$—	$(747)	$118	$521	$1,674	$—	$1,780	$1,782
Fiscal 2003 Plan	$24	$4	$—	$(14)	$—	$14	$(10)	$37	$783	$783
Fiscal 2002 and 2001 plans	124	48	(25)	(49)	5	103	(24)	4	3,339	3,339

Total restructuring plans	$1,192	$158	$(25)	$(810)	$123	$638	$1,640	$41	$5,902	$5,904

        At October 31, 2006 and October 31, 2005, HP included the long-term portion of the restructuring liability of $91 million and $73 million, respectively, in Other Liabilities in the accompanying Consolidated Balance Sheets.

Note 9: Financial Instruments

  Investments in Debt and Equity Securities

        Investments in available-for-sale debt and equity securities at fair value were as follows for the following fiscal years ended October 31:

	2006				2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	In millions
Available-for-Sale Securities
Debt securities:
Time deposits	$2	$—	$—	$2	$3	$—	$—	$3
Corporate debt	20	—	—	20	15	—	—	15
Other debt securities	21	—	(1)	20	18	—	—	18

Total debt securities	43	—	(1)	42	36	—	—	36
Equity securities in public companies	13	23	—	36	30	38	(4)	64

	$56	$23	$(1)	$78	$66	$38	$(4)	$100

        Corporate debt consists primarily of loans to the other companies that are guaranteed by standby letters of credit issued by third party banks. Other debt securities consist primarily of fixed-interest securities invested for early retirement purposes as required by German laws. Equity securities in public companies are primarily common stock.

        HP estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that could have been realized as of year-end or that will be realized in the future.

        The gross unrealized losses as of October 31, 2006 were associated with other debt securities with a fair value of $18 million and had been in a continuous loss position for fewer than 12 months. The gross unrealized losses as of October 31, 2005 were associated with investments in public equity securities with a fair value of $10 million and had been in a continuous loss position for fewer than 12 months.

        Contractual maturities of available-for-sale debt securities were as follows at October 31, 2006:

	Available-for-Sale Securities
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$22	$22
Due in 1-5 years	21	20

	$43	$42

        Proceeds from sales or maturities of available-for-sale and other securities were $91 million in fiscal 2006, $2.1 billion in fiscal 2005 and $4.3 billion in fiscal 2004. The gross realized gains and losses totaled $35 million and $2 million, respectively, in fiscal 2006. Gross realized gains and losses totaled $31 million and $1 million, respectively, in fiscal 2005. Gross realized gains and losses totaled $27 million and $4 million, respectively, in fiscal 2004. The specific identification method is used to account for gains and losses on available-for-sale securities.

        A summary of the carrying values and balance sheet classification of all investments in debt and equity securities was as follows for the following fiscal years ended October 31:

	2006	2005
	In millions
Available-for-sale debt securities	$22	$18

Short-term investments	22	18

Available-for-sale debt securities	20	18
Available-for-sale equity securities	36	64
Equity securities in privately-held companies and other investments	362	353

Included in long-term financing receivables and other assets	418	435

Total investments	$440	$453

        Other investments consist primarily of marketable securities held to generate returns that HP expects to offset changes in certain liabilities related to deferred compensation arrangements. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in interest and other, net, in HP's Consolidated Statements of Earnings. The balance consists of cost basis and equity method investments.

  Derivative Financial Instruments

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, swaps and options, to hedge certain foreign currency and interest rate exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not use derivative contracts for speculative purposes. HP applies hedge accounting based upon the criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), whereby HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). HP recognizes all derivatives in the Consolidated Balance Sheets at fair value and reports them in other current assets, long-term financing receivables and other assets, other accrued liabilities, and other liabilities. HP classifies cash flows from the derivative programs as cash flows from operating activities in the Consolidated Statement of Cash Flows.

  Fair Value Hedges

        HP may enter into fair value hedges to reduce the exposure of its debt portfolio to both interest rate risk and foreign currency exchange rate risk. HP issues long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. HP may then use interest rate or cross currency swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense and to manage exposure to changes in foreign currency exchange rates. The swap transactions generally involve the exchange of fixed for floating interest payments, and, when the underlying debt is denominated in a foreign currency, exchange of the foreign currency principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial. HP may choose not to hedge the foreign currency risk associated with its foreign currency denominated debt if this debt acts as a natural hedge for foreign currency assets denominated in the same currency. When investing in fixed rate instruments, HP may enter into interest rate swaps that convert the fixed interest returns into variable interest returns and would classify these swaps as fair value hedges. For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item in interest and other, net, in the Consolidated Statements of Earnings in the current period. When HP terminates an interest rate swap before maturity, the resulting gain or loss from the termination is amortized over the remaining life of the underlying hedged item.

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

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six months. However, certain leasing revenue-related forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. As of October 31, 2006, amounts related to derivatives qualifying as cash flow hedges amounted to an accumulated other comprehensive loss of $46 million, net of taxes, of which $45 million is expected to be reclassified to earnings in the next 12 months along with the earnings effects of the related forecasted transactions. In addition, during fiscal 2006 and 2005 HP did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. For derivative instruments that are designated as net investment hedges, HP records the effective portion of the gain or loss on the derivative instrument together with changes in the hedged items in cumulative translation adjustment as a separate component of stockholders' equity. Cumulative translation adjustment decreased as result of an unrecognized net loss on net investment hedges of $31 million and $56 million for the fiscal years ended October 31, 2006 and 2005, respectively.

  Other Derivatives

        Other derivatives not designated as hedging instruments under SFAS 133 consist primarily of forward contracts HP uses to hedge foreign currency balance sheet exposures. For derivative instruments not designated as hedging instruments under SFAS 133, HP recognizes changes in the fair values in earnings in the period of change. HP recognizes the gains or losses on foreign currency forward contracts used to hedge balance sheet exposures in interest and other, net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities. Interest and other, net, included net foreign currency exchange gains of approximately $54 million in fiscal 2006, and gains of approximately $70 million in fiscal 2005 and losses of approximately $142 million in fiscal 2004.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt and investments with the change in fair value of the derivative. For interest rate swaps designated as cash flow hedges, HP measures effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in expected interest income received due to the fluctuations in the LIBOR based interest rate. For foreign currency option and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statements of Earnings. As of October 31, 2006, the portion of hedging instruments' gains or losses excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the fiscal years ended October 31, 2006, 2005 and 2004.

        HP estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates and records all derivatives on the balance sheet at fair value. The gross notional and fair market value of derivative financial instruments and the respective SFAS 133 classification on the Consolidated Balance Sheets were as follows for the following fiscal years ended October 31:

	2006
	Gross Notional	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$2,550	$1	$2	$(1)	$(3)	$(1)
Cash flow hedges	8,768	33	—	(97)	—	(64)
Net investment hedges	844	1	1	(8)	(7)	(13)
Other derivatives	10,482	25	13	(135)	(28)	(125)

Total	$22,644	$60	$16	$(241)	$(38)	$(203)

	2005
	Gross Notional	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$2,725	$10	$—	$—	$(37)	$(27)
Cash flow hedges	7,813	52	1	(76)	(3)	(26)
Net investment hedges	827	4	—	(13)	—	(9)
Other derivatives	12,580	88	24	(91)	(8)	13

Total	$23,945	$154	$25	$(180)	$(48)	$(49)

  Fair Value of Other Financial Instruments

        For certain of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short-and long-term debt was approximately $5.1 billion at October 31, 2006, compared to a carrying value of $5.2 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

Note 10: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the marketing of HP's and third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets, were as follows for the following fiscal years ended October 31:

	2006	2005
	In millions
Minimum lease payments receivable	$5,010	$5,018
Allowance for doubtful accounts	(80)	(111)
Unguaranteed residual value	289	301
Unearned income	(439)	(411)

Financing receivables, net	4,780	4,797
Less current portion	(2,440)	(2,551)

Amounts due after one year, net	$2,340	$2,246

        As of October 31, 2006, scheduled maturities of HP's minimum lease payments receivable were as follows for the following fiscal years ended October 31:

	2007	2008	2009	2010	2011	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$2,570	$1,413	$661	$221	$86	$59	$5,010

        Equipment leased to customers under operating leases was $2.1 billion at October 31, 2006 and $1.9 billion at October 31, 2005 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.6 billion at October 31, 2006 and at October 31, 2005.

As of October 31, 2006, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows for the following fiscal years ended October 31:

	2007	2008	2009	2010	2011	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$692	$386	$124	$49	$11	$27	$1,289

Note 11: Guarantees

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

        The changes in HP's aggregate product warranty liabilities were as follows for the following fiscal years ended October 31:

	2006	2005
	In millions
Product warranty liability at beginning of year	$2,172	$2,040
Accruals for warranties issued	2,467	2,502
Adjustments related to pre-existing warranties (including changes in estimates)	(45)	(17)
Settlements made (in cash or in kind)	(2,346)	(2,353)

Product warranty liability at end of year	$2,248	$2,172

  Deferred Revenue

        The components of deferred revenue were as follows for the following fiscal years ended October 31:

	2006	2005
	In millions
Deferred support contract services revenue	$3,598	$3,188
Other deferred revenue	2,461	1,958

Total deferred revenue	6,059	5,146
Less current portion	4,309	3,815

Long-term deferred revenue	$1,750	$1,331

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

        Other deferred revenue represents amounts received or billed in advance for contracts related primarily to consulting and integration projects, managed services start-up or transition work, product sales and minor amounts for training.

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows for the following fiscal years ended October 31:

	2006		2005
	Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	In millions
Current portion of long-term debt	$2,081	5.7%	$1,182	4.8%
Commercial paper	190	3.3%	208	2.6%
Notes payable to banks, lines of credit and other	434	4.6%	441	3.9%

	$2,705		$1,831

        Notes payable to banks, lines of credit and other includes deposits associated with banking-related activities of approximately $393 million and $385 million at October 31, 2006 and 2005, respectively.

  Long-Term Debt

        Long-term debt was as follows for the following fiscal years ended October 31:

	2006	2005
	In millions
U.S. Dollar Global Notes
$1,000 issued December 2001 at 5.75%, due December 2006	$1,000	$999
$1,000 issued June 2002 at 5.5%, due July 2007	999	998
$500 issued June 2002 at 6.5%, due July 2012	498	498
$500 issued March 2003 at 3.625%, due March 2008	499	498
$1,000 issued May 2006 at floating interest rate, due May 2009	1,000	—

	3,996	2,993

Euro Medium-Term Note Programme
€750 issued July 2001 at 5.25%, matured and paid July 2006	—	900

Series A Medium-Term Notes
$200 issued December 2002 at 3.375%, matured and paid December 2005	—	200
$50 issued in December 2002 at 4.25%, due December 2007	50	50

	50	250

Other
$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	360	349
Other, including capital lease obligations, at 3.46%-15%, due 2005-2029	228	157

	588	506

Fair value adjustment related to SFAS No. 133	(63)	(75)
Less current portion	(2,081)	(1,182)

	$2,490	$3,392

        HP may redeem some or all of the Global Notes and the Series A Medium-Term Notes (collectively, the "Notes"), as set forth in the above table, at any time at the redemption prices described in the prospectus supplements relating thereto. The Notes are senior unsecured debt.

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the SEC to enable HP to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, HP issued $1.0 billion in Floating Rate Global Notes under this registration statement. The Floating Rate Global Notes bear interest at a floating rate equal to the three-month USD LIBOR plus 0.125% per annum. HP used a portion of the proceeds received to repay its 5.25% Euro Medium-Term Notes due July 2006 at maturity and the remainder of the net proceeds for general corporate purposes.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term

Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of October 31, 2006, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

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

        On December 15, 2006, HP repaid $1.0 billion Global Notes due December 2006 at maturity.

        HP has a U.S. commercial paper program with a $6.0 billion capacity. Its subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper, of which $500 million of capacity is currently available to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP for its Euro Commercial Paper/Certificate of Deposit Programme.

        Until December 15, 2005, HP had two U.S. credit facilities consisting of a $1.5 billion 364-day credit facility expiring in March 2006 and a $1.5 billion 5-year credit facility expiring in March 2009. The credit facilities were subject to a weighted average commitment fee of 7.25 basis points per annum. On December 15, 2005, HP replaced the two credit facilities with a $3.0 billion 5-year credit facility that is subject to a commitment fee of 6.5 basis points per annum. Interest rates and other terms of borrowing under the credit facility vary, based on HP's external credit ratings. The credit facility is a senior unsecured committed borrowing arrangement primarily to support the issuance of U.S. commercial paper. No amounts are outstanding under the credit facility.

        HP also maintains lines of credit of approximately $2.1 billion from a number of financial institutions that are uncommitted and available through various foreign subsidiaries.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of October 31, 2006, the carrying value of the assets approximated the carrying value of the borrowings of $16.4 million.

        At October 31, 2006, HP had up to $12.5 billion of available borrowing resources under the 2002 Shelf Registration Statement and other programs described above. HP also may issue additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

        Aggregate future maturities of long-term debt at face value (excluding the fair value adjustment related to SFAS 133 of $63 million and discount on debt issuance of $153 million) were as follows at October 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total
	In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$2,099	$576	$1,021	$10	$9	$1,072	$4,787

        Interest expense on borrowings was $336 million in fiscal 2006, $334 million in fiscal 2005, and $247 million in fiscal 2004.

Note 13: Taxes on Earnings

        The domestic and foreign components of earnings (losses) were as follows for the following fiscal years ended October 31:

	2006	2005	2004
	In millions
U.S.	$1,645	$(1,406)	$(603)
Non-U.S.	5,546	4,949	4,799

	$7,191	$3,543	$4,196

        The provision for (benefit from) taxes on earnings was as follows for the following fiscal years ended October 31:

	2006	2005	2004
	In millions
U.S. federal taxes:
Current	$(443)	$687	$302
Deferred	524	(139)	(161)
Non-U.S. taxes:
Current	755	598	516
Deferred	173	(19)	187
State taxes:
Current	(11)	21	(96)
Deferred	(5)	(3)	(49)

	$993	$1,145	$699

        The significant components of deferred tax assets and deferred tax liabilities were as follows for the following fiscal years ended October 31:

	2006		2005(1)
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$558	$—	$554	$—
Credit carryforwards	2,247	—	2,851	—
Unremitted earnings of foreign subsidiaries	—	4,111	—	4,015
Inventory valuation	135	74	179	58
Intercompany transactions—profit in inventory	519	—	749	—
Intercompany transactions—excluding inventory	1,471	—	777	—
Fixed assets	362	5	386	13
Warranty	670	—	602	—
Employee and retiree benefits	1,545	553	1,055	472
Accounts receivable allowance	152	—	166	—
Capitalized research and development	1,880	—	2,235	—
Purchased intangible assets	58	445	120	619
Restructuring	182	—	333	—
Equity investments	54	—	177	—
Deferred revenue	592	—	443	—
Other	896	103	909	41

Gross deferred tax assets and liabilities	11,321	5,291	11,536	5,218
Valuation allowance	(840)	—	(812)	—

Total deferred tax assets and liabilities	$10,481	$5,291	$10,724	$5,218

(1)
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the following fiscal years ended October 31:

	2006	2005
	In millions
Current deferred tax assets	$4,144	$3,612
Current deferred tax liabilities	(138)	(108)
Long-term deferred tax assets	1,475	2,263
Long-term deferred tax liabilities	(291)	(261)

Total deferred tax assets net of deferred tax liabilities	$5,190	$5,506

        At October 31, 2006, HP had a deferred tax asset of $558 million related to loss carryforwards, of which $336 million relates to foreign net operating losses. HP has provided a valuation allowance of $315 million on those foreign net operating loss carryforwards, which HP does not expect to utilize. The remaining $222 million deferred tax asset relates to various state net operating losses and losses from acquired companies. HP has provided $158 million in valuation allowance for such losses. In addition, HP has provided $86 million in valuation allowance on unrealized domestic capital losses.

        Of the total tax credit carryforwards of $2.2 billion, HP had foreign tax credit carryforwards of $1.5 billion, which will begin to expire in fiscal 2012. HP had alternative minimum tax credit carryforwards of $92 million, which do not expire, and research and development credit carryforwards of $330 million, of which $24 million will expire in fiscal 2013 and the remainder will expire after fiscal 2018. HP also had tax credit carryforwards of $363 million in various states and foreign countries, on which HP has provided a valuation allowance of $281 million.

        Gross deferred tax assets at October 31, 2006 and 2005 were reduced by valuation allowances of $840 million and $812 million, respectively. The total valuation allowance increased by $28 million. This valuation allowance increase was comprised of a $95 million increase to acquired net operating losses and tax credits, which was partially offset by a decrease in the valuation allowances of state net operating losses and tax credits of $25 million, foreign net operating losses and tax credits of $35 million, and other miscellaneous items of $7 million. Of the $840 million in valuation allowances at October 31, 2006, $236 million was related to deferred tax assets for Compaq and other acquired companies that existed at the time of acquisition. In the future, if HP determines that the realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of the provision for taxes.

        Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts booked to stockholders' equity were approximately $356 million in fiscal 2006, $30 million in fiscal 2005 and $35 million in fiscal 2004.

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the following fiscal years ended October 31:

	2006	2005	2004
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(0.1)	(3.0)	(2.3)
Lower rates in other jurisdictions, net	(11.9)	(23.6)	(15.3)
Jobs Act Repatriation, including state taxes	—	22.4	—
Research and development credit	(0.2)	(0.2)	(0.6)
Valuation allowance	(1.0)	3.4	1.1
U.S. federal tax audit settlement	(7.9)	—	—
Other, net	(0.1)	(1.7)	(1.2)

	13.8%	32.3%	16.7%

        In fiscal 2006, HP recorded $599 million of net income tax benefit related to items unique to the year. This included net favorable tax adjustments of $565 million to income tax accruals as a result of the settlement of the Internal Revenue Service ("IRS") examinations of HP's U.S. income tax returns for fiscal years 1993 to 1998. The reductions to the net income tax accruals for these years related primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, and other issues involving our non-U.S. operations.

        In December 2006, The Tax Relief and Health Care Act of 2006 was signed into law, which includes a retroactive reinstatement of the research and development credit. The retroactive amount will be recorded in HP's financial statements in the first quarter of fiscal 2007, the quarter in which the Act was signed into law. While HP is still evaluating the Tax Relief and Health Care Act, the retroactive research credit is not expected to have a material impact on HP's consolidated results of operations and financial condition.

        In fiscal 2005, HP recorded $697 million of net income tax expense related to items unique to the year. The tax expense was the result primarily of $792 million associated with the repatriation of $14.5 billion under the Jobs Act and $76 million related to additional distributions received from foreign subsidiaries. These tax expenses were offset in part by tax benefits of $177 million resulting from agreements with the IRS and other governmental authorities, which were reflected in "Lower rates in other jurisdictions, net" and "Other, net."

        In fiscal 2004, the tax rate benefited from net favorable adjustments to previously estimated tax liabilities of $207 million, which decreased the provision for taxes. The most significant favorable adjustments related to the resolution of a California state income tax audit, a net favorable revision to estimated tax accruals upon filing the 2003 U.S. income tax return and a reduction in taxes on foreign earnings due to a change in regulatory policy. These favorable adjustments were offset in part by the net effect of smaller adjustments to income tax liabilities in various jurisdictions.

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing activities of subsidiaries in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes through fiscal 2019. The gross income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $876 million ($0.31 per diluted share) in fiscal 2006, $1,051 million ($0.36 per diluted share) in fiscal 2005 and $947 million ($0.31 per diluted share) in fiscal 2004. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings.

        The IRS has completed its examination of the income tax returns of HP for all years through 1998. These years have been settled with the IRS's Appeals Division and the settlements have been approved by the Joint Committee on Taxation. These tax years remain open for net operating loss and foreign tax credit carrybacks from subsequent years if the IRS's audits of those years approve such carrybacks. As of October 31, 2006, the IRS was in the process of examining HP's income tax returns for years 1999 through 2003. HP expects that the IRS will begin an audit of its 2004 and 2005 income tax returns in 2007. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP believes that adequate accruals have been provided for all HP open tax years.

        All Compaq tax years through the merger date with HP, May 3, 2002, have been audited and agreed with the IRS. HP expects that substantially all of the remaining tax accruals for Compaq will be reclassified as a reduction of goodwill during fiscal 2007 upon closing of the statute of limitations.

        HP has not provided for U.S. federal income and foreign withholding taxes on $3.1 billion of undistributed earnings from non-U.S. operations as of October 31, 2006 because HP intends to reinvest such earnings indefinitely outside of the United States. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-US subsidiaries where excess cash has accumulated and it determines that it is advantageous for business operations, tax or cash reasons.

  American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

        The American Jobs Creation Act of 2004 ("the Jobs Act"), enacted on October 22, 2004, provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction resulted in an approximate 5.25% federal tax rate on the repatriated earnings. During the third quarter of fiscal 2005, HP's CEO and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate $14.5 billion in foreign earnings in fiscal 2005.

        HP recorded tax expense in fiscal 2005 of $792 million related to this $14.5 billion dividend under the Jobs Act. The additional tax expense consists of federal taxes of $744 million, state taxes, net of federal benefits, of $73 million, and a net tax benefit of $25 million related to an adjustment of deferred tax liabilities on both repatriated and unrepatriated foreign earnings.

Note 14: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends were $0.32 per common share in each of fiscal 2006, 2005 and 2004.

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In fiscal 2006, HP completed share repurchases of approximately 188 million shares. Approximately 190 million shares were settled for $6.1 billion, which included 2 million shares repurchased in transactions that were executed in fiscal 2005 but settled in fiscal 2006. In fiscal 2005, HP completed share repurchases of approximately 150 million shares, of which approximately 148 million shares were settled for $3.5 billion. In fiscal 2004, HP completed share repurchases of approximately 172 million shares for $3.3 billion. Shares repurchased and settled in fiscal 2006 were all open market repurchases. Shares repurchased and settled in fiscal 2005 included open market repurchases of 37 million shares for $1.0 billion and 111 million shares for $2.5 billion from the David and Lucile Packard Foundation (the "Packard Foundation"). Shares repurchased and settled in fiscal 2004 included open market repurchases of 66 million shares for $1.3 billion, 72 million shares for $1.3 billion under an accelerated share repurchase program with an investment bank (the "Accelerated Purchase") and 34 million shares for $679 million from the Packard Foundation.

        In addition to the above transactions, HP entered into a prepaid variable share purchase program ("PVSPP") with a third-party investment bank during the first quarter of 2006 and prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. HP recorded the payment as a prepaid stock repurchase in the stockholders' equity section of its Consolidated Balance Sheet, and the payment was included in the cash flows from financing activities in the Consolidated Statement of Cash Flows. In connection with this program, the investment bank has purchased and will continue to trade shares of HP's common stock in the open market over time. The prepaid funds will be expended ratably over the term of the program.

        Under the PVSPP, the prices at which HP purchases the shares are subject to a minimum and maximum price that was determined in advance of any repurchases being completed under the program, thereby effectively hedging HP's repurchase price. The minimum and maximum number of shares HP could receive under the program are 52 million shares and 70 million shares, respectively. The exact number of shares to be repurchased is based upon the volume weighted average market price of HP's shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP is permitted to repurchase. HP decreases its shares outstanding each settlement period as shares are physically received. HP will retire all shares repurchased under the PVSPP, and HP will no longer deem those shares outstanding. In fiscal 2006, HP had received approximately 34 million shares for an aggregate price of $1.1 billion under the PVSPP.

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

        HP's Board of Directors authorized an additional $10.0 billion, $4.0 billion and $5.0 billion for future repurchases of outstanding common stock in fiscal 2006, 2005 and 2004, respectively. As of October 31, 2006, HP had remaining authorization of $5.6 billion for future share repurchases. Previously authorized share repurchases also will be made under the PVSPP until the remaining available balance is exhausted in the second quarter of fiscal 2007.

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal years ended October 31:

	2006	2005	2004
	In millions
Net earnings	$6,198	$2,398	$3,497
Net unrealized losses on available-for-sale securities:
Change in net unrealized gains (losses), net of taxes of $3 in 2006, $6 in 2005 and tax benefit of $12 in 2004	7	9	(12)
Net unrealized gains reclassified into earnings, net of taxes of $9 in 2006, $6 in 2005 and $5 in 2004	(13)	(10)	(8)

	(6)	(1)	(20)

Net unrealized gains (losses) on cash flow hedges:
Change in net unrealized losses, net of tax benefit of $24 in 2006, $16 in 2005 and $59 in 2004	(41)	(28)	(100)
Net unrealized losses reclassified into earnings, net of tax benefit of $24 in 2006, $56 in 2005 and $42 in 2004	41	97	72

	—	69	(28)

Net change in cumulative translation adjustment, net of tax benefit of $40 in 2006, $8 in 2005, and taxes of $4 in 2004	54	(17)	21
Net change in additional minimum pension liability, net of tax benefit of $1 in 2006, taxes of $89 in 2005, and tax benefit of $3 in 2004	(9)	171	(13)

Comprehensive income	$6,237	$2,620	$3,457

        The components of accumulated other comprehensive income (loss), net of taxes, were as follows for the following fiscal years ended October 31:

	2006	2005
	In millions
Net unrealized gains on available-for-sale securities	$16	$22
Net unrealized losses on cash flow hedges	(46)	(46)
Cumulative translation adjustment	67	13
Additional minimum pension liability	(19)	(10)

Accumulated other comprehensive income (loss)	$18	$(21)

Note 15: Retirement and Post-Retirement Benefit Plans

  Plan Design Changes

        In conjunction with management's plan to restructure certain of its operations, as discussed in Note 8 to the Consolidated Financial Statements, HP modified its U.S. retirement programs to align more closely to industry practice. Effective January 1, 2006, HP no longer offers U.S. defined benefit pension plans and subsidized retiree medical programs to new U.S. hires. In addition, HP ceased pension accruals and eliminated eligibility for the subsidized retiree medical program for current employees who did not meet defined criteria based on age and years of service (calculated as of December 31, 2005).

        Additionally, the HP subsidy for the retiree medical program will be capped upon reaching two times the 2003 subsidy levels.

        During fiscal 2006, HP recognized curtailment gains of $24 million for the HP subsidized U.S. retiree medical program. The gains reflected the reduction in the eligible plan population stemming from the U.S. Enhanced Early Retirement program and the restructuring plans implemented in fiscal 2005. HP recorded such gains as reductions of restructuring charges. As subsequent headcount reductions take place under the restructuring program, HP expects additional curtailment accounting to occur for U.S. pension and post-retirement plans during the first quarter of fiscal 2007.

        During fiscal 2006, HP also recognized settlement gains of $46 million for the U.S. pension plans. During the measurement period between October 1, 2005 and September 30, 2006, lump-sum benefit payments were made primarily to pension plan participants who left HP under the U.S. Enhanced Early Retirement program and the restructuring plans. These lump sum benefit payments represent a reduction in the projected benefit obligation. As a result, a portion of the unrecognized gain was recognized in fiscal 2006. The gain was recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," which requires that a settlement event be recorded once prescribed payment thresholds have been reached. HP recorded the gain as a reduction of restructuring charges in fiscal 2006.

        Effective January 1, 2006, HP increased its matching 401(k) contribution to 6% from 4% of eligible salary for those employees who had their pension and retiree medical-program benefits frozen and for all new employees.

  Defined Benefit Plans

        HP sponsors a number of defined benefit pension plans worldwide, of which the most significant are in the United States. The HP Retirement Plan (the "Retirement Plan") is a defined benefit pension plan for U.S. employees hired on or before December 31, 2002. Benefits under the Retirement Plan generally are based on pay and years of service, except for eligible pre-acquisition Compaq employees, who do not receive credit for years of service prior to January 1, 2003. Effective December 31, 2005, participants whose combination of age plus years of service was less than 62 ceased accruing benefits under the Retirement Plan. For U.S employees hired or rehired on or after January 1, 2003, HP sponsors the Hewlett-Packard Company Cash Account Pension Plan (the "Cash Account Pension Plan"), under which benefits accrue pursuant to a cash accumulation account formula based upon a percentage of pay plus interest. Effective December 31, 2005, the Cash Account Pension Plan was closed to new participants, and participants whose combination of age plus years of service is less than 62 ceased accruing benefits.

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

	2006		2005
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$4,325	$4,688	$4,775	$5,296
DPSP	1,095	1,095	1,295	1,295

Total	$5,420	$5,783	$6,070	$6,591

  Post-Retirement Benefit Plans

        Through fiscal 2005, substantially all of HP's U.S. employees at December 31, 2002 could become eligible for partially subsidized retiree medical benefits and retiree life insurance benefits under the Pre-2003 HP Retiree Medical Program (the "Pre-2003 Program") and certain other retiree medical programs. Plan participants in the Pre-2003 Program make contributions based on their choice of medical option and length of service. U.S. employees hired or rehired on or after January 1, 2003 may be eligible to participate in a post-retirement medical plan, the HP Retiree Medical Program but must bear the full cost of their participation. Effective January 1, 2006, employees whose combination of age and years of service was less than 62 no longer will be eligible for the subsidized Pre-2003 Program, but instead will be eligible for the HP Retiree Medical Program. Employees no longer eligible for the Pre-2003 Program, as well as employees hired on or after January 1, 2003, are eligible for certain credits under the HP Retirement Medical Savings Account Plan ("RMSA Plan") upon attaining age 45. Upon retirement, former employees may use credits under the RMSA Plan for the reimbursement of certain eligible medical expenses, including premiums required for participation in the HP Retiree Medical Program.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $430 million in fiscal 2006, $422 million in fiscal 2005 and $405 million in fiscal 2004. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan (the "HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation. On May 3, 2002, HP assumed sponsorship of the Compaq Computer Corporation 401(k) Investment Plan (the "Compaq 401(k) Plan"). Effective January 1, 2004, HP merged the Compaq 401(k) Plan into the HP 401(k) Plan.

        During fiscal 2006, HP matched employee contributions to the HP 401(k) Plan with cash contributions up to a maximum of 6% of eligible compensation. Effective January 1, 2006 newly-hired employees, rehired employees and employees who are no longer eligible to participate in defined benefit plans were eligible for a 6% HP matching contribution.

        Effective January 31, 2004, HP designated the HP Stock Fund, an investment option under the HP 401(k) Plan, as an Employee Stock Ownership Plan and, as a result, participants in the HP Stock Fund may receive dividends in cash or may reinvest such dividends into the HP Stock Fund. HP paid approximately $10 million, $12 million and $13 million in dividends for the HP common shares held by the HP Stock Fund in fiscal 2006, 2005 and 2004, respectively. HP records the dividends as a reduction of retained earnings in the Consolidated Statements of Stockholders' Equity. The HP Stock Fund held approximately 31 million shares of HP common stock at October 31, 2006.

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit costs were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	In millions
Service cost	$177	$338	$320	$299	$236	$213	$32	$63	$55
Interest cost	276	275	266	325	304	265	84	98	103
Expected return on plan assets	(361)	(290)	(247)	(495)	(412)	(346)	(34)	(32)	(30)
Amortization and deferrals:
Actuarial (gain) / loss	(14)	38	29	136	104	93	39	35	25
Prior service cost (benefit)	1	2	3	(3)	(1)	(2)	(55)	(18)	(9)

Net periodic benefit cost	79	363	371	262	231	223	66	146	144

Curtailment loss / (gain)	—	(199)	—	1	—	—	(24)	—	—
Settlement loss / (gain)	(46)	—	—	2	1	(3)	—	—	—
Special termination benefits	—	352	—	12	3	11	—	55	—

Net benefit cost	$33	$516	$371	$277	$235	$231	$42	$201	$144

        The weighted average assumptions used to calculate net benefit cost were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.9%	5.7%	6.5%	4.2%	4.9%	5.0%	5.8%	5.6%	6.5%
Average increase in compensation levels	4.0%	4.0%	4.0%	3.7%	3.7%	3.6%	—	—	—
Expected long-term return on assets	8.3%	8.3%	8.5%	6.7%	6.7%	6.9%	8.3%	8.3%	8.5%

        As a result of the restructuring plans implemented in fiscal 2005, HP re-measured its U.S. defined benefit plan and post-retirement benefit plan obligations during fiscal 2006. The 2006 discount rates outlined in the table above are those rates used by HP in conducting each of the respective plan re-measurements and reflect the weighted average rate across all measurement periods.

        The medical cost and related assumptions used to calculate the net post-retirement benefit cost for the following fiscal years ended October 31 were as follows:

	2006	2005	2004
Current medical cost trend rate	9.5%	10.5%	11.5%
Ultimate medical cost trend rate	5.5%	5.5%	5.5%
Year the medical cost rate reaches ultimate trend rate	2010	2010	2010

        A 1.0 percentage point increase in the medical cost trend rate would have increased the fiscal 2006 service and interest components of the post-retirement benefit costs by $1.7 million, while a 1.0 percentage point decrease would have resulted in a decrease of $2.1 million in the same period.

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$4,775	$3,244	$7,152	$5,924	$426	$376
Acquisition/addition/deletion of plans	—	—	39	63	—	—
Actual return on plan assets	482	568	671	1,090	43	63
Employer contributions	51	1,175	244	547	67	62
Participants' contributions	—	—	50	45	37	29
Asset transfer	—	—	—	—	—	4
Benefits paid	(42)	(212)	(199)	(146)	(125)	(108)
Settlements	(941)	—	(25)	—	—	—
Currency impact	—	—	435	(371)	—	—

Fair value—end of year	4,325	4,775	8,367	7,152	448	426

Change in benefit obligation:
Projected benefit obligation—beginning of year	$5,296	$4,970	$7,566	$6,284	$1,496	$1,861
Acquisition/addition/deletion of plans	—	—	70	122	(34)	—
Service cost	177	338	299	236	32	63
Interest cost	276	275	325	304	84	98
Participants' contributions	—	—	50	45	37	29
Actuarial (gain) / loss	(86)	95	(393)	1,099	(151)	53
Benefits paid	(42)	(212)	(199)	(146)	(125)	(108)
Plan amendments	(2)	4	(48)	—	—	(556)
Curtailment	10	(526)	(13)	(3)	26	—
Settlement	(941)	—	(25)	—	—	—
Special termination benefits	—	352	12	3	—	55
Currency impact	—	—	445	(378)	2	1

Projected benefit obligation—end of year	4,688	5,296	8,089	7,566	1,367	1,496

Plan assets (less) more than benefit obligation	(363)	(521)	278	(414)	(919)	(1,070)
Unrecognized net experience (gain) loss	(142)	(5)	1,078	1,684	346	555
Unrecognized prior service cost (benefit) related to plan amendments	3	6	(92)	(40)	(480)	(595)

Net (accrued) prepaid amount recognized	(502)	(520)	1,264	1,230	(1,053)	(1,110)
Contributions after measurement date	—	—	25	19	4	4

Net amount recognized	$(502)	$(520)	$1,289	$1,249	$(1,049)	$(1,106)

Accumulated benefit obligation	$4,066	$4,634	$7,264	$6,600

        The weighted average assumptions used to calculate the benefit obligation as of the September 30 measurement date were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
Discount rate	5.8%	5.6%	4.4%	4.2%	5.8%	5.7%
Average increase in compensation levels	4.0%	4.0%	3.3%	3.7%	—	—
Current medical cost trend rate	—	—	—	—	8.5%	9.5%
Ultimate medical cost trend rate	—	—	—	—	5.5%	5.5%
Year the rate reaches ultimate trend rate	—	—	—	—	2010	2010

        A 1.0 percentage point increase in the medical cost trend rate would have increased the total post-retirement benefit obligation reported at October 31, 2006 by $30 million, while a 1.0 percentage point decrease would have resulted in a decrease of $36 million.

        The net amount recognized for HP's defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2006	2005	2006	2005	2006	2005
	In millions
Prepaid benefit costs	$—	$395	$1,527	$1,494	$—	$—
Pension, post-retirement and post-employment liabilities	(502)	(915)	(297)	(284)	(1,053)	(1,110)
Intangible asset	—	—	4	—	—	—
Accumulated other comprehensive loss	—	—	30	20	—	—
Contribution after measurement date	—	—	25	19	4	4

Net amount recognized	$(502)	$(520)	$1,289	$1,249	$(1,049)	$(1,106)

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2006	2005	2006	2005
	In millions
Aggregate fair value of plan assets	$4,325	$1,929	$1,984	$5,211
Aggregate projected benefit obligation	$4,688	$2,677	$2,411	$5,824

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2006	2005	2006	2005
	In millions
Aggregate fair value of plan assets	$—	$—	$350	$311
Aggregate accumulated benefit obligation	$146	$159	$586	$535

  Plan Asset Allocations

        HP's weighted-average target and asset allocations at the September 30 measurement date were as follows:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
Asset Category	2006 Target Allocation			2006 Target Allocation			2006 Target Allocation
		2006	2005		2006	2005		2006	2005
Public equity securities		70.5%	61.3%		63.5%	63.5%		66.8%	68.4%
Private equity securities		3.4%	2.1%		—	—		8.6%	7.0%
Real estate and other		0.3%	0.2%		2.6%	2.5%		0.7%	0.7%

Equity-related investments	73%	74.2%	63.6%	64%	66.1%	66.0%	75%	76.1%	76.1%
Public debt securities	27%	25.8%	22.6%	36%	33.4%	31.9%	25%	23.9%	23.6%
Cash	—	—	13.8%	—	0.5%	2.1%	—	—	0.3%

Total	100%	100%	100.0%	100%	100.0%	100.0%	100%	100.0%	100.0%

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

        Outside the United States, local regulations require different approaches to target asset allocations, resulting in a higher percentage allocation in fixed income securities. For each country outside the U.S., the local pension board decides on the target allocation after consideration of local regulations and results from periodic asset-liability studies. HP's corporate office acts in a governance role in periodically reviewing investment strategy and providing a recommended list of investment managers for each country plan.

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

  Future Contributions and Funding Policy

        In fiscal 2007, HP expects to contribute approximately $120 million to its pension plans and approximately $15 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $80 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government and funding and taxing authorities.

        In August 2006, the Pension Protection Act of 2006 (the "Act") was enacted into law. While HP is still evaluating the Act and more IRS guidance is required before HP can fully evaluate its impact, at this time HP does not expect it to have any significant effect on its current funding strategy for its U.S. pension plans.

  Estimated Future Benefits Payable

        HP estimates that the future benefits payable for the retirement and post-retirement plans in place were as follows at October 31, 2006:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans(1)
	In millions
Fiscal year ending October 31
2007	$337	$198	$109
2008	$335	$176	$104
2009	$346	$191	$100
2010	$362	$205	$103
2011	$314	$229	$106
Next five fiscal years to October 31, 2016	$1,664	$1,601	$555

(1)
The estimated future benefits payable for the post-retirement plans are reflected net of the expected Medicare Part D subsidy.

Note 16: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include escalation clauses. Rent expense was approximately $744 million in fiscal 2006, $770 million in fiscal 2005 and $766 million in fiscal 2004. Sublease rental income was approximately $47 million in fiscal 2006, and $43 million in fiscal 2005 and fiscal 2004, respectively.

        Future annual minimum lease payments and sublease rental income commitments, excluding future obligations included in the restructuring liabilities on the Consolidated Balance Sheets, at October 31, 2006 were as follows:

	2007	2008	2009	2010	2011	Thereafter
	In millions
Minimum lease payments	$506	$410	$308	$226	$169	$446
Less: Sublease rental income	(43)	(34)	(30)	(31)	(23)	(71)

	$463	$376	$278	$195	$146	$375

        At October 31, 2006, HP had unconditional purchase obligations of approximately $2.8 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related principally to cost of sales, inventory and other items. Future unconditional purchase obligations at October 31, 2006 were as follows:

	2007	2008	2009	2010	2011	Thereafter
	In millions
Unconditional purchase obligations	$2,052	$277	$227	$187	$11	$23

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

Pending Litigation, Proceedings and Investigations

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

        Alvis v. HP is a defective product consumer class action filed in the District Court of Jefferson County, Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in the District Court of Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. The Texas Supreme Court reversed the certification and remanded to the trial court in May 2004. On March 29, 2005, the Alvis trial court certified a Texas-wide class action for injunctive relief only, which HP appealed on April 15, 2005. HP's appeal in the Alvis case is still pending. On June 4, 2003, each of Barrett v. HP and Grider v. Compaq was filed in the District Court of Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On December 22, 2003, the District Court entered an order staying the Barrett case until the conclusion of Alvis. On September 23, 2005, the District Court granted the Grider plaintiffs' motion to certify a nationwide class action which the Oklahoma Court of Civil Appeals affirmed on October 13, 2006. On November 5, 2006, HP filed a Petition for Writ of Certiorari with the Oklahoma Supreme Court seeking reversal of the lower courts' decisions. On November 5, 2004, Batiste v. HP (formerly Scott v. HP), and on January 27, 2005, Schultz v. HP (formerly Jurado v. HP), were filed in state court in San Joaquin County, California, with factual allegations similar to those in LaPray and Alvis, seeking certification of a California-only class, injunctive relief, unspecified damages (including punitive damages), restitution, costs, and attorneys' fees. On November 27, 2006, the trial court granted plaintiff's motion for class certification and certified the Schultz case as a California-only class. HP intends to file a Petition for Writ of Mandate with the California Court of Appeal seeking reversal of the trial court's class certification decision. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made, or caused to be made, false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP agreed with the Department of Justice to extend the statute of limitations on its investigation until December 6, 2006. HP is cooperating fully with this investigation.

        Barbara's Sales, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in the Circuit Court, Third Judicial District, Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. The trial court in the HP action certified an Illinois class as to Intel but denied a nationwide class. Both parties appealed the trial court's decision. On July 25, 2006, the Fifth District Appellate Court ruled that the trial court erred in applying Illinois law in deciding to certify the Illinois class and to deny certification of the nationwide class and directed the trial court to reconsider those decisions applying California law instead. On August 28, 2006, Intel appealed the Fifth District's decision to the Illinois Supreme Court, and the Illinois Supreme Court granted Intel's petition for appeal on November 29, 2006. Proceedings against HP have been stayed pending resolution of the parties' appeal of this decision. The class action certification against Compaq has been stayed pending resolution of the parties' appeal in the HP action. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit to which HP was joined on June 14, 2004 that was initially filed in state court in Alameda County, California, based upon factual allegations similar to those in the Illinois cases. The plaintiffs in the Skold matter also seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. The Skold case has since been transferred to state court in Santa Clara County, California.

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

        CSIRO Patent Litigation.    Microsoft Corporation, Hewlett-Packard Company, et al. v. Commonwealth Scientific and Industrial Research Organisation of Australia is an action filed by HP and two other plaintiffs on May 9, 2005 in the District Court for the Northern District of California seeking a declaratory judgment against Commonwealth Scientific and Industrial Research Organisation of Australia ("CSIRO") that HP's products employing the IEEE 802.11a and 8.02.11g wireless protocol standards do not infringe CSIRO's US patent no. 5,487,069 relating to wireless transmission of data at frequencies in excess of 10GHz. On September 22, 2005, CSIRO filed an answer and counterclaims alleging that all HP products which employ those wireless protocol standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys fees and costs, and an injunction against sales of infringing products. On December 12, 2006, CSIRO successfully moved to have the case transferred to the District Court of the Eastern District of Texas, a court that has granted CSIRO's motions for summary judgment on the issues of validity and patent infringement in a patent infringement action brought by CSIRO against a third party vendor of wireless networking products based on the same patent.

        Leak Investigation Proceedings.    As described below, HP is the subject of various governmental inquiries concerning the processes employed in an investigation into leaks of HP confidential information to members of the media:

  •
  In August 2006, HP was informally contacted by the Attorney General of the State of California requesting information concerning the processes employed in the leak investigation.

  •
  Beginning in September 2006, HP has received requests from the Committee on Energy and Commerce of the U.S. House of Representatives (the "Committee") for records and information concerning the leak investigation, securities transactions by HP officers and directors, including an August 25, 2006 securities transaction by Mark Hurd, HP's Chairman and Chief Executive Officer, and related matters. HP has responded and is continuing to respond to those requests. In addition, Mr. Hurd voluntarily gave testimony before the Committee regarding the leak investigation on September 28, 2006.

  •
  In September 2006, HP was informally contacted by the United States Attorney's Office for the Northern District of California requesting similar information concerning the processes employed in the leak investigation. HP is responding to that request.

  •
  Beginning in September 2006, HP has received requests from the Division of Enforcement of the Securities and Exchange Commission for records and information and interviews with current and former HP directors and officers relating to the leak investigation, the resignation of

    Thomas J. Perkins from HP's Board of Directors, HP's May 22, 2006 and September 6, 2006 filings with the Commission on Form 8-K, stock repurchases by HP and securities transactions by its officers and directors that occurred between May 1 and October 1, 2006, and HP's policies, practices and approval of securities transactions. The Commission has issued a formal order of investigation in connection with its inquiry. HP has responded and is continuing to respond to those requests.

  •
  In September 2006, HP received a request from the Federal Communications Commission for records and information relating to the processes employed in the leak investigation. HP is responding to that request.

HP is continuing to cooperate fully with all ongoing inquiries and investigations.

        On December 7, 2006, HP announced that it has entered into an agreement with the California Attorney General to resolve civil claims arising from the leak investigation, including a claim made by the California Attorney General in a Santa Clara County Superior Court action filed on December 7, 2006 that HP committed unfair business practices under California law in connection with the leak investigation. As a result of this agreement, which includes an injunction, the California Attorney General will not pursue civil claims against HP or its current and former directors, officers and employees. Under the terms of the agreement, HP will pay a total of $14.5 million and implement and maintain for five years a series of measures designed to ensure that HP's corporate investigations are conducted in accordance with California law and the company's high ethical standards. Of the $14.5 million, $13.5 million will be used to create a Privacy and Piracy Fund to assist California prosecutors in investigating and prosecuting consumer privacy and information piracy violations, $650,000 will be used to pay statutory damages and $350,000 will reimburse the California Attorney General's office for its investigation costs. There was no finding of liability against HP as part of the settlement.

        In addition, four stockholder derivative lawsuits have been filed in California purportedly on behalf of HP stockholders seeking to recover damages for alleged breach of fiduciary duty and to require HP to improve its corporate governance and internal control procedures as a result of the activities of the leak investigation: Staehr v. Dunn, et al. was filed in Santa Clara County Superior Court on September 18, 2006; Worsham v. Dunn, et al. was filed in Santa Clara County Superior Court on September 14, 2006; Tansey v. Dunn, et al. was filed in Santa Clara County Superior Court on September 20, 2006; and Hall v. Dunn, et al. was filed in Santa Clara County Superior Court on September 25, 2006. On October 19, 2006, the Santa Clara County Superior Court consolidated the four California cases under the caption In re Hewlett-Packard Company Derivative Litigation. The consolidated complaint filed on November 19, 2006 also seeks to recover damages in connection with sales of HP stock alleged to have been made by certain current and former HP officers and directors while in possession of material non-public information. An additional stockholder derivative lawsuit, Pifko v. Babbio, et al., was filed in Chancery Court, County of New Castle, Delaware, on September 19, 2006 seeking to recover damages for alleged breaches of fiduciary duty and to obtain an order instructing the defendants to refrain from further breaches of fiduciary duty and to implement corrective measures that will prevent future occurrences of the alleged breaches of fiduciary duty. The HP Board of Directors has appointed a Special Litigation Committee consisting of independent Board members authorized to investigate, review, and evaluate the facts and circumstances asserted in these derivative matters and to determine how HP should proceed in these matters.

        European Commission OEM Investigation.    In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into original equipment manufacturer activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP has cooperated fully with this inquiry.

Settled and Concluded Litigation, Proceedings and Investigations

        Compression Labs Patent Litigation.    On October 25, 2006, HP and 22 other companies entered into a Patent License and Settlement Agreement with Compression Labs, Inc., a subsidiary of Forgent Networks ("CLI"), to resolve all outstanding patent infringement litigation with CLI related to U.S. Patent No. 4,698,672 (the "'672 Patent"). The settlement agreement results in the dismissal with prejudice of Compression Labs, Inc. v. HP et al., a lawsuit filed by CLI on April 22, 2004 in the United States District Court for the Eastern District of Texas and subsequently consolidated for pre-trial proceedings in the Northern District of California with nine other similar lawsuits between CLI and one or more of the defendants. CLI sought unspecified damages, interest, costs and attorneys' fees for alleged infringement of the '672 Patent, which CLI asserted was infringed by the JPEG still-image compression standard. Under the terms of the settlement agreement, the defendants agreed to pay CLI an aggregate of $8 million (a portion of which was paid by HP), and CLI granted HP and the other defendants a worldwide, nonexclusive, fully paid-up and irrevocable license in exchange.

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

        The European Union ("EU") has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states has been delayed into 2006 and 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. HP is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe was adequate as of October 31, 2006. These accruals were not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Note 18: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium sized businesses ("SMBs"), and large enterprises including the public and education sectors. HP's offerings span personal computing and other access devices, imaging and printing-related products and services, enterprise information technology infrastructure, including enterprise storage and server technology, enterprise system and network management software, and multi-vendor customer services including technology support and maintenance, consulting and integration and managed services.

        During fiscal 2006, HP and its operations are organized into seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the Consolidated Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. ESS, HPS and Software are structured beneath a broader Technology Solutions Group ("TSG"). In order to provide a supplementary view of HP's business, aggregated financial data for TSG is presented herein.

        HP has reclassified segment operating results for fiscal 2005 and 2004 to conform to certain minor fiscal 2006 organizational realignments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

  Technology Solutions Group. Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows®(1), Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of blade servers. Business Critical Systems include Itanium®(2)-based Integrity servers running on HP-UX, Windows®, Linux and OpenVMS operating systems, including the high-end Superdome servers and fault-tolerant Integrity NonStop servers. Business Critical Systems also include the Reduced Instruction Set Computing ("RISC")-based servers with the HP 9000 line running on the HP-UX operating system, HP AlphaServers running on both Tru64 UNIX®(3)and OpenVMS, and MIPs-based NonStop servers. HP's StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software, and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

(1)
Windows® is a registered trademark of Microsoft Corporation.
(2)
Itanium® is a registered trademark of Intel Corporation.
(3)
UNIX® is a registered trademark of The Open Group.

  •
  HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration and managed services, also known as outsourcing. HPS also offers a variety of services tailored to particular industries such as communications, media and entertainment, manufacturing and distribution, financial services, and the public sector, including government and education services. HPS collaborates with the Enterprise Storage and Servers, and Software groups, as well as with third-party system integrators and software and networking companies to bring solutions to HP customers. HPS also works with HP's Imaging and Printing Group and Personal Systems Group to provide managed print services, end user workplace services, and mobile workforce productivity solutions to enterprise customers. Technology Services provides a range of services, including standalone product support, high availability services for complex, global, networked, multi-vendor environments and business continuity and recovery services. Technology Services also manages the delivery of product warranty support through its own service organization, as well as through authorized partners. Consulting and Integration provides services to architect, design and implement technology and industry-specific solutions for customers. Consulting and Integration also provides cross-industry solutions in the areas of architecture and governance, infrastructure, applications and packaged applications, security, IT service management, information management and enterprise Microsoft solutions. Managed Services offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services, and business process outsourcing.

  •
  Software provides management software solutions, including support, that allow enterprise customers to manage their IT infrastructure, operations, applications, IT services and business processes under the HP OpenView brand. In addition, Software delivers a suite of comprehensive, carrier-grade software platforms for developing and deploying next-generation voice, data and converged services to network and service providers under the HP OpenCall brand. In November 2006, HP completed its acquisition of Mercury. The acquisition will combine Mercury's application management, application delivery and IT governance capabilities with HP's broad portfolio of management solutions.

        HP's other business segments are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops and business notebooks as well as the HP Compaq Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs. Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. Workstations run on UNIX®, Windows® and Linux-based operating systems. Handheld computing devices include a series of HP iPAQ Pocket PC handheld computing devices, ranging from value devices such as music or Global Positioning System receivers to advanced devices with voice and data capability, that run on Windows® Mobile software. Digital entertainment products include plasma and LCD flat-panel televisions, the HP Digital Entertainment Center, HD DVD and RW drives, and DVD writers.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet systems include desktop single function and inkjet all-in-one printers, including photo, productivity and business inkjet printers and scanners. Digital imaging products and services include photo specialty printers, photo kiosks, digital cameras, accessories and online photo services through Snapfish in North America. LaserJet systems include monochrome and color laser printers, printer-based MFDs and Total Print Management Solutions for enterprise customers. Graphics and Imaging products include large format (DesignJet) printers, Indigo and Scitex digital presses, digital publishing solutions and graphics printing solutions. Printer supplies include LaserJet toner and inkjet printer cartridges and other related printing media such as HP-branded Vivera and ColorSphere ink and HP Premium and Premium Plus photo papers.

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

  •
  Corporate Investments is managed by the Office of Strategy and Technology and includes HP Labs and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions under the brand "ProCurve Networking", as well as the licensing of specific HP technology to third parties.

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, stock-based compensation expense related to HP-granted employee stock options and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, as well as certain corporate governance costs.

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions. Workforce rebalancing charges, which include involuntary workforce reductions and voluntary severance incentives, recorded in the six months ended April 30, 2005 have been included in business segment results.

        Selected operating results information for each business segment was as follows for the following fiscal years ended October 31:

	Total Net Revenue			Earnings (Loss) from Operations
	2006	2005	2004	2006	2005	2004
	In millions
Enterprise Storage and Servers	$17,308	$16,717	$15,084	$1,446	$800	$157
HP Services	15,617	15,536	13,848	1,507	1,151	1,282
Software	1,301	1,061	923	85	(49)	(152)

Technology Solutions Group	34,226	33,314	29,855	3,038	1,902	1,287

Personal Systems Group	29,166	26,741	24,622	1,152	657	205
Imaging and Printing Group	26,786	25,155	24,199	3,978	3,413	3,843
HP Financial Services	2,078	2,102	1,895	147	213	125
Corporate Investments	566	523	449	(151)	(174)	(179)

Segment total	$92,822	$87,835	$81,020	$8,164	$6,011	$5,281

        The reconciliation of segment operating results information to HP consolidated totals was as follows for the following fiscal years ended October 31:

	2006	2005	2004
	In millions
Net revenue:
Segment total	$92,822	$87,835	$81,020
Elimination of intersegment net revenue and other	(1,164)	(1,139)	(1,115)

Total HP consolidated net revenue	$91,658	$86,696	$79,905

Earnings before taxes:
Total segment earnings from operations	$8,164	$6,011	$5,281
Corporate and unallocated costs and eliminations	(331)	(429)	(246)
Unallocated costs related to certain stock-based compensation expense	(459)	—	—
Pension curtailment gain	—	199	—
Restructuring charges	(158)	(1,684)	(114)
In-process research and development charges	(52)	(2)	(37)
Acquisition-related charges	—	—	(54)
Amortization of purchased intangible assets	(604)	(622)	(603)
Interest and other, net	606	189	35
Gains (losses) on investments	25	(13)	4
Dispute settlement	—	(106)	(70)

Total HP consolidated earnings before taxes	$7,191	$3,543	$4,196

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. Corporate and unallocated assets are composed primarily of cash and cash equivalents. As described above, fiscal 2006 segment asset information is stated based on the fiscal 2006 organizational structure. Total assets by segment as well as for TSG and the reconciliation of segment assets to HP consolidated total assets were as follows at October 31:

	2006	2005	2004
	In millions
Enterprise Storage and Servers	$13,647	$13,591	$13,856
HP Services	15,712	15,381	14,619
Software	1,909	1,408	1,422

Technology Solutions Group	$31,268	$30,380	$29,897

Personal Systems Group	12,237	11,277	10,622
Imaging and Printing Group	13,889	13,523	14,169
HP Financial Services	7,927	7,856	7,992
Corporate Investments	305	297	375
Corporate and unallocated assets	16,355	13,984	13,083

Total HP consolidated assets	$81,981	$77,317	$76,138

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2006	2005	2004
	In millions
Net revenue:
U.S.	$32,244	$30,548	$29,362
Non-U.S.	59,414	56,148	50,543

Total HP consolidated net revenue	$91,658	$86,696	$79,905

        Net revenue by geographic area is based upon the sales location that predominately represents the customer location. No single country outside of the United States represented more than 10% of HP's total consolidated net revenue in any period presented. At October 31, 2006, Belgium and the Netherlands each represented 10% or more of HP's total consolidated net assets. At October 31, 2005, no single country outside of the United States represented 10% or more of HP's total consolidated net assets. At October 31, 2004, the Netherlands represented 10% or more of HP's total consolidated net assets. No single country outside of the United States represented more than 10% of HP's total consolidated net property, plant and equipment in any period presented. HP's long-lived assets other than goodwill and purchased intangible assets, which HP does not allocate to specific geographic locations as it is impracticable for HP to do so, are composed principally of net property, plant and equipment.

        Net property, plant and equipment, classified by major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2006	2005	2004
	In millions
Net property, plant and equipment:
U.S.	$3,710	$3,427	$3,418
Non-U.S.	3,153	3,024	3,231

Total HP consolidated net property, plant and equipment	$6,863	$6,451	$6,649

  Net revenue by segment and business unit

        The following table provides net revenue by segment and business unit for the following fiscal years ended October 31:

	2006	2005	2004
	In millions
Net revenue:
Industry standard servers	$10,133	$9,529	$8,128
Business critical systems	3,656	3,812	3,759
Storage	3,519	3,375	3,201
Other	—	1	(4)

Enterprise Storage and Servers	17,308	16,717	15,084

Technology services	9,506	9,665	8,886
Managed services	3,224	3,031	2,446
Consulting and integration	2,887	2,840	2,515
Other	—	—	1

HP Services	15,617	15,536	13,848

OpenView	899	691	580
OpenCall & other	402	370	343

Software	1,301	1,061	923

Technology Solutions Group	34,226	33,314	29,855

Desktops	14,613	14,406	14,031
Notebooks	12,000	9,763	8,423
Workstations	1,368	1,195	1,018
Handhelds	620	836	886
Other	565	541	264

Personal Systems Group	29,166	26,741	24,622

Commercial hardware	6,899	6,558	6,164
Consumer hardware	4,427	4,497	4,696
Supplies	15,402	14,045	13,246
Other	58	55	93

Imaging and Printing Group	26,786	25,155	24,199

HP Financial Services	2,078	2,102	1,895
Corporate Investments	566	523	449

Total segments	92,822	87,835	81,020

Eliminations of intersegment net revenue and other	(1,164)	(1,139)	(1,115)

Total HP consolidated net revenue	$91,658	$86,696	$79,905

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)

	Three-month periods ended
	January 31	April 30	July 31	October 31
	In millions, except per share amounts
2006
Net revenue	$22,659	$22,554	$21,890	$24,555
Cost of sales(1)	17,392	16,970	16,472	18,593
Research and development	871	930	920	870
Selling, general and administrative	2,692	2,858	2,830	2,886
Amortization of purchased intangible assets	147	151	153	153
Restructuring	15	(14)	5	152
In-process research and development charges	50	2	—	—
Total costs and expenses	21,167	20,897	20,380	22,654
Earnings from operations	1,492	1,657	1,510	1,901
Interest and other, net	38	157	221	190
(Losses) gains on investments	(2)	6	7	14
Earnings before taxes	1,528	1,820	1,738	2,105
Provision for (benefit from) taxes	301	(79)	363	408
Net earnings	$1,227	$1,899	$1,375	$1,697
Net earnings per share:(2)
Basic	$0.43	$0.68	$0.50	$0.62
Diluted	$0.42	$0.66	$0.48	$0.60
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange and Nasdaq Stock Market:
Low	$28.12	$30.27	$29.79	$31.67
High	$32.24	$34.36	$33.87	$39.87
2005
Net revenue	$21,454	$21,570	$20,759	$22,913
Cost of sales(1)	16,537	16,429	15,942	17,532
Research and development	878	890	863	859
Selling, general and administrative	2,704	2,933	2,761	2,786
Amortization of purchased intangible assets	167	151	168	136
Pension curtailment gains	—	—	—	(199)
Restructuring charges	3	4	112	1,565
In-process research and development charges	—	—	—	2
Total costs and expenses	20,289	20,407	19,846	22,681
Earnings from operations	1,165	1,163	913	232
Interest and other, net	25	(87)	119	132
(Losses) gains on investments	(24)	3	(6)	14
Dispute settlement	(116)	—	7	3
Earnings before taxes	1,050	1,079	1,033	381
Provision for (benefit from) taxes	107	113	960	(35)
Net earnings	$943	$966	$73	$416
Net earnings per share:(2)
Basic	$0.32	$0.33	$0.03	$0.15
Diluted	$0.32	$0.33	$0.03	$0.14
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange and Nasdaq Stock Market:
Low	$18.76	$19.57	$20.15	$23.70
High	$21.33	$22.00	$24.94	$29.20

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

        The following information is included in HP's Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after HP's fiscal year end of October 31, 2006 (the "Proxy Statement") and is incorporated herein by reference:

  •
  Information regarding directors of HP who are standing for reelection and any persons nominated to become directors of HP is set forth under "Election of Directors."

  •
  Information regarding HP's Audit Committee and designated "audit committee financial experts" is set forth under "Corporate Governance Principles and Board Matters, Board Structure and Committee Composition—Audit Committee."

  •
  Information on HP's code of business conduct and ethics for directors, officers and employees, also known as the "Standards of Business Conduct," and on HP's Corporate Governance Guidelines is set forth under "Corporate Governance Principles and Board Matters."

  •
  Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. Executive Compensation.

        The following information is included in the Proxy Statement and is incorporated herein by reference:

  •
  Information regarding HP's compensation of its named executive officers is set forth under "Executive Compensation."

  •
  Information regarding HP's compensation of its directors is set forth under "Director Compensation and Stock Ownership Guidelines."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following information is included in the Proxy Statement and is incorporated herein by reference:

  •
  Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under "Common Stock Ownership of Certain Beneficial Owners and Management."

  •
  Information regarding HP's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Executive Compensation—Equity Compensation Plan Information."

ITEM 13. Certain Relationships and Related Transactions.

        Not applicable.

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

  2.
  Financial Statement Schedules:

  Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2006.

  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

  3.
  Exhibits:

  A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by HP) is provided in the Exhibit Index on page 148 of this report. HP will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting:

      Hewlett-Packard Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304
      (866) GET-HPQ1 or (866) 438-4771

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the fiscal years ended October 31
	2006	2005	2004
	In millions
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$227	$286	$347
Amount acquired through acquisition	4	—	9
Addition (reversal) of bad debt provision	37	17	(6)
Deductions, net of recoveries	(48)	(76)	(64)

Balance, end of period	$220	$227	$286

Allowance for doubtful accounts—financing receivables:
Balance, beginning of period	$111	$213	$210
(Reversal) additions to allowance	(33)	(39)	104
Deductions, net of recoveries	2	(63)	(101)

Balance, end of period	$80	$111	$213

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 22, 2006	HEWLETT-PACKARD COMPANY
	By:	/s/ CHARLES N. CHARNAS Charles N. Charnas Acting General Counsel, Vice President and Assistant Secretary

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles N. Charnas and Jon E. Flaxman, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARK V. HURD Mark V. Hurd	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 22, 2006
/s/ ROBERT P. WAYMAN Robert P. Wayman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 22, 2006
/s/ JON E. FLAXMAN Jon E. Flaxman	Senior Vice President and Controller (Principal Accounting Officer)	December 22, 2006
/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	December 22, 2006
/s/ SARI M. BALDAUF Sari M. Baldauf	Director	December 22, 2006
/s/ RICHARD A. HACKBORN Richard A. Hackborn	Director	December 22, 2006
/s/ JOHN H. HAMMERGREN John H. Hammergren	Director	December 22, 2006

/s/ ROBERT L. RYAN Robert L. Ryan	Director	December 22, 2006
/s/ LUCILLE S. SALHANY Lucille S. Salhany	Director	December 22, 2006
/s/ G. KENNEDY THOMPSON G. Kennedy Thompson	Director	December 22, 2006

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
2(b)	Agreement and Plan of Merger by and among Hewlett-Packard Company, Mars Landing Corporation and Mercury Interactive Corporation dated as of July 25, 2006.	8-K	001-04423	2.1	July 25, 2006
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective November 16, 2006.	8-K	001-04423	99.2	November 17, 2006
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(f)	Form of Registrant's 5.75% Global Note due December 15, 2006, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 7, 2001
4(g)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(h)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002

4(i)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(j)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
4(k)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(l)	Form of $1,000,000,000 Global Notes due May 22, 2009.	S-3	333-134327	4.10	June 7, 2006
4(m)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002

10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Mercury Interactive Corporation Amended and Restated 2000 Supplemental Stock Option Plan*	S-8	333-138783	4.1	November 20, 2006
10(n)	Mercury Interactive Corporation Amended and Restated 1999 Stock Option Plan*	S-8	333-138783	4.2	November 20, 2006
10(o)	Appilog, Inc. 2003 Stock Option Plan*	S-8	333-138783	4.3	November 17, 2006
10(p)	Freshwater Software, Inc. 1997 Stock Plan*	S-8	333-138783	4.4	November 17, 2006
10(q)	Kintana, Inc. 1997 Equity Incentive Plan*	S-8	333-138783	4.5	November 17, 2006
10(r)	Performant, Inc. 2000 Stock Option/Restricted Stock Plan*	S-8	333-138783	4.6	November 17, 2006
10(s)	Systinet Corporation 2001 Stock Option and Incentive Plan*	S-8	333-138783	4.7	November 17, 2006
10(t)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(u)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(v)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(w)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(x)	Registrant's Service Anniversary Stock Plan, as amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003
10(y)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(z)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(a)(a)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(b)(b)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(c)(c)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(d)(d)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002

10(e)(e)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(f)(f)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(g)(g)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(h)(h)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*‡
10(i)(i)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*‡
10(j)(j)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*‡
10(k)(k)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(l)(l)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(m)(m)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(n)(n)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(o)(o)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005

10(p)(p)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(q)(q)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(r)(r)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	None.
16	None.
18	None.
21	Subsidiaries of the registrant as of October 31, 2006.‡
22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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

QuickLinks

Hewlett-Packard Company Form 10-K For the Fiscal Year Ended October 31, 2006
Table of Contents
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
  ITEM 9A. Controls and Procedures.
  ITEM 9B. Other Information.
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Principal Accountant Fees and Services.
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules.
  Schedule II
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX