Form 10-Q
period 2007-01-31
HEWLETT PACKARD CO
filed 2007-03-09
CIK 47217

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The number of shares of HP common stock outstanding as of February 28, 2007 was 2,676,446,604 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries (“HP”) may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of any cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of any cost reduction programs and restructuring plans; the outcome of pending legislation and accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in “Factors that Could Affect Future Results” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, and that are otherwise described from time to time in HP’s Securities and Exchange Commission reports, including HP’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2007	2006
	In millions, except per share amounts
Net revenue:
Products	$20,363	$18,337
Services	4,628	4,236
Financing income	91	86
Total net revenue	25,082	22,659
Costs and expenses:
Cost of products	15,466	13,938
Cost of services	3,602	3,395
Financing interest	68	59
Research and development	877	871
Selling, general and administrative	2,908	2,692
Amortization of purchased intangible assets	201	147
In-process research and development charges	167	50
Restructuring	(41)	15
Pension curtailment	(9)	—
Total operating expenses	23,239	21,167
Earnings from operations	1,843	1,492
Interest and other, net	111	38
Gains (losses) on investments	10	(2)
Earnings before taxes	1,964	1,528
Provision for taxes	417	301
Net earnings	$1,547	$1,227
Net earnings per share:
Basic	$0.57	$0.43
Diluted	$0.55	$0.42
Cash dividends declared per share	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	2,705	2,822
Diluted	2,801	2,893

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	January 31, 2007	October 31, 2006
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,057	$16,400
Short-term investments	306	22
Accounts receivable	10,403	10,873
Financing receivables	2,511	2,440
Inventory	8,380	7,750
Other current assets	10,862	10,779
Total current assets	42,519	48,264
Property, plant and equipment	7,045	6,863
Long-term financing receivables and other assets	7,392	6,649
Goodwill	20,074	16,853
Purchased intangible assets	4,284	3,352
Total assets	$81,314	$81,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,337	$2,705
Accounts payable	11,360	12,102
Employee compensation and benefits	2,120	3,148
Taxes on earnings	1,673	1,905
Deferred revenue	4,750	4,309
Accrued restructuring	324	547
Other accrued liabilities	11,480	11,134
Total current liabilities	35,044	35,850
Long-term debt	2,438	2,490
Other liabilities	5,789	5,497
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,692 and 2,732 shares issued and outstanding, respectively)	27	27
Additional paid-in capital	17,569	17,966
Prepaid stock repurchase	(165)	(596)
Retained earnings	20,604	20,729
Accumulated other comprehensive income	8	18
Total stockholders’ equity	38,043	38,144
Total liabilities and stockholders’ equity	$81,314	$81,981

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2007	2006
	In millions
Cash flows from operating activities:
Net earnings	$1,547	$1,227
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	643	563
Stock-based compensation expense	163	144
Provision for bad debt and inventory	77	102
(Gains) losses on investments	(10)	2
In-process research and development charges	167	50
Restructuring	(41)	15
Pension curtailment	(9)	—
Deferred taxes on earnings	91	55
Excess tax benefit from stock-based compensation	(100)	(65)
Other, net	(3)	77
Changes in assets and liabilities:
Accounts and financing receivables	548	1,193
Inventory	(698)	89
Accounts payable	(759)	(1,291)
Taxes on earnings	131	(72)
Restructuring	(281)	(162)
Other assets and liabilities	(1,488)	(81)
Net cash (used in) provided by operating activities	(22)	1,846
Cash flows from investing activities:
Investment in property, plant and equipment	(718)	(427)
Proceeds from sale of property, plant and equipment	139	105
Purchases of available-for-sale securities and other investments	(13)	(13)
Maturities and sales of available-for-sale securities and other investments	92	21
Payments made in connection with business acquisitions, net	(4,464)	(653)
Net cash used in investing activities	(4,964)	(967)
Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	1,263	(68)
Issuance of debt	69	81
Payment of debt	(1,056)	(231)
Issuance of common stock under employee stock plans	797	647
Repurchase of common stock	(2,312)	(1,401)
Prepayment of common stock repurchases	—	(1,722)
Excess tax benefit from stock-based compensation	100	65
Dividends	(218)	(227)
Net cash used in financing activities	(1,357)	(2,856)
Decrease in cash and cash equivalents	(6,343)	(1,977)
Cash and cash equivalents at beginning of period	16,400	13,911
Cash and cash equivalents at end of period	$10,057	$11,934
Supplemental schedule of noncash financing activities:
Net issuances of restricted stock	$26	$17
Issuance of options assumed in business acquisitions	$132	$7

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries (“HP”) contain all adjustments, including normal recurring adjustments, necessary to present fairly HP’s financial position as of January 31, 2007, and its results of operations and cash flows for the three months ended January 31, 2007 and 2006. The Consolidated Condensed Balance Sheet as of October 31, 2006 is derived from the October 31, 2006 audited financial statements. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

The results of operations for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP’s Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Recent Pronouncements

Updates to recent accounting standards as disclosed in HP’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 are as follows:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which HP expects to adopt effective October 31, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. HP expects to adopt the measurement provisions of SFAS 158 effective October 31, 2009. Based upon the most recent actuarial measurement for the fiscal year ended October 31, 2006, the adoption of SFAS 158 is expected to result in a decrease in assets of $821 million, a decrease in liabilities of $138 million and a pretax increase in the accumulated other comprehensive loss of $683 million. The actual impact of the adoption of SFAS 158 may differ from these estimates due to changes to actual plan assets and liabilities in fiscal 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. HP currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

During the first quarter of 2007, HP adopted the following accounting standards, none of which had a material effect on HP’s consolidated results of operations or financial condition:

•  SFAS No. 154, “Accounting for Changes and Error Corrections”;

•  Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; and

•  Emerging Issues Task Force (“EITF”) 05-5, “Accounting for Early Retirement or Postemployment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)”

Note 2: Stock-Based Compensation

Effective November 1, 2005, HP adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. The total stock-based compensation expense before taxes associated with HP stock-based employee compensation plans was $163 million, excluding a $14 million credit adjustment in restructuring charges as disclosed below, and $144 million for the three months ended January 31, 2007 and 2006, respectively. HP allocated stock-based compensation expense under SFAS 123R as follows:

	Three months ended January 31, 2007	Three months ended January 31, 2006
	In millions
Cost of sales	$ 45	$ 39
Research and development	19	18
Selling, general and administrative	99	87
Stock-based compensation expense before income taxes	163	144
Income tax benefit	(48)	(43)
Total stock-based compensation expense after income taxes	$ 115	$ 101

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 2: Stock-Based Compensation (Continued)

In addition, as part of its fiscal 2005 restructuring plans, HP accelerated the vesting of options held by terminated employees and included a one-year post-termination exercise period on the options. This modification resulted in compensation expense of $107 million that HP included in its fiscal 2005 restructuring charges. HP recorded an adjustment of $14 million in the first quarter of fiscal 2007 and an adjustment of $14 million in the fourth quarter of fiscal 2006 as reductions to the $107 million restructuring charges to reflect actual stock-based compensation expense related to employees who left the company.

HP estimated the fair value of share-based payment awards using the Black-Scholes option pricing model with the following weighted-average assumptions and weighted-average fair values:

	Stock Options(1)
	Three months ended January 31
	2007	2006
Weighted-average fair value of grants	$ 12.87	$ 9.28
Risk-free interest rate	4.69%	4.31%
Dividend yield	0.76%	1.02%
Expected volatility	28%	29%
Expected life in months	59	57

(1)                The fair value calculation was based on stock options granted during the period.

Option activity as of January 31, 2007 and changes during the three months ended January 31, 2007 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2006	445,740	$ 31
Granted and assumed through acquisitions	38,983	$ 42
Exercised	(25,526)	$ 25
Forfeited/cancelled/expired	(6,109)	$ 42
Outstanding at January 31, 2007	453,088	$ 32	4.8	$ 6,033
Vested and expected to vest at January 31, 2007	444,676	$ 32	4.7	$ 5,906
Exercisable at January 31, 2007	306,277	$ 34	3.9	$ 3,823

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between HP’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that option holders would have received had all option holders exercised their options on January 31, 2007. This amount changes based on the fair market value of HP’s stock. Total intrinsic value of options exercised for the three months ended January 31, 2007 and 2006 was $416 million and $235 million, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 2: Stock-Based Compensation (Continued)

HP expects to recognize, as of January 31, 2007, $962 million of total unrecognized compensation cost related to stock options over a weighted-average period of 2.4 years.

Nonvested restricted stock awards as of January 31, 2007 and changes during the three months ended January 31, 2007 were as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at October 31, 2006	6,365	$ 24
Granted	702	$ 42
Vested	(395)	$ 26
Forfeited	(333)	$ 24
Nonvested at January 31, 2007	6,339	$ 26

As of January 31, 2007, there was $99 million unrecognized stock-based compensation expense related to nonvested restricted stock awards. HP expects to recognize that cost over a weighted-average period of 1.5 years.

Note 3: Net Earnings Per Share (“EPS”)

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 3: Net Earnings Per Share (“EPS”) (Continued)

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended January 31
	2007	2006
	In millions, except per share amounts
Numerator:
Net earnings	$ 1,547	$ 1,227
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	2	2
Net earnings, adjusted	$ 1,549	$ 1,229
Denominator:
Weighted-average shares used to compute basic EPS	2,705	2,822
Effect of dilutive securities:
Dilution from employee stock plans	88	64
Zero-coupon subordinated convertible notes	8	7
Dilutive potential common shares	96	71
Weighted-average shares used to compute diluted EPS	2,801	2,893
Net earnings per share:
Basic	$ 0.57	$ 0.43
Diluted	$ 0.55	$ 0.42

In the first quarter of fiscal 2007 and 2006, HP excluded options with exercise prices that were greater than the average market price for HP’s common stock to purchase approximately 117 million shares and 223 million shares, respectively, from the calculation of diluted EPS because their effect was anti-dilutive. Also, as a result of adopting SFAS 123R on November 1, 2005, HP excluded an additional 4 million options and 3 million options, respectively, in the first quarter of fiscal 2007 and 2006, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP’s common stock as their effect was also anti-dilutive.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 4: Balance Sheet Details

Balance sheet details were as follows:

Accounts and Financing Receivables

	January 31, 2007	October 31, 2006
In millions
Accounts receivable	$ 10,618	$ 11,093
Allowance for doubtful accounts	(215)	(220)
	$ 10,403	$ 10,873
Financing receivables	$ 2,555	$ 2,480
Allowance for doubtful accounts	(44)	(40)
	$ 2,511	$ 2,440

HP has revolving trade receivables based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $486 million as of January 31, 2007. HP sold approximately $658 million of trade receivables during the first quarter of fiscal 2007. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs. As of January 31, 2007, there was approximately $173 million available under these programs.

Inventory

	January 31, 2007	October 31, 2006
In millions
Finished goods	$ 5,709	$ 5,424
Purchased parts and fabricated assemblies	2,671	2,326
	$ 8,380	$ 7,750

Note 5: Acquisitions

In the first quarter of fiscal 2007, HP acquired two companies. The largest of these transactions was the acquisition of Mercury Interactive Corporation (“Mercury”), which is described below. The second acquisition, Knightsbridge Solutions Holdings Corporation (“Knightsbridge”), is a privately held services company specializing in the information management areas of business intelligence, data warehousing, data integration and information quality. Knightsbridge is included in HP Services.

HP has recorded these acquisitions using the purchase method of accounting and, accordingly, included the results of operations in HP’s consolidated results as of the date of each acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill.  HP has not presented the pro forma results of operations because the results are not material to HP’s consolidated results of operations on either an individual or an aggregate basis.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 5: Acquisitions (Continued)

Mercury Acquisition

On November 2, 2006, HP completed its tender offer for Mercury, a leading IT management software and services company, and acquired approximately 96% of Mercury common shares for cash consideration of $52 per share. On November 6, 2006, HP acquired the remaining outstanding common shares, and Mercury became a wholly owned subsidiary of HP. This acquisition combines Mercury's application management, application delivery and IT governance capabilities with HP's broad portfolio of management solutions.

The aggregate purchase price of approximately $4.9 billion consisted of cash paid for outstanding stock, vested in-the-money stock options and direct transaction costs. In addition, the purchase price also included the estimated fair value of earned unvested stock options and out-of-the-money vested stock options assumed by HP.

The preliminary purchase price allocation as of the date of acquisition is as follows:

In millions
Cash and short term investments	$ 831
Other tangible assets	372
Notes payable	(303)
Other liabilities assumed.	(883)
Total net assets	17
Amortizable intangible assets	1,080
Goodwill	3,648
IPR&D	167
Total purchase price.	$ 4,912

Note 7 contains information related to the cost of restructuring programs for Mercury employees, which was also included as part of other liabilities assumed.

The purchase price allocation was based on management’s preliminary valuation and the estimates and assumptions used are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, certain income tax-related balances, certain legal matters and residual goodwill.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 5: Acquisitions (Continued)

HP has included Mercury in the OpenView business within the HP Software segment. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives as follows:

	In millions	Weighted-average useful life
Technology	$ 575	4.2 years
Customer relationships	237	7.0 years
Maintenance contracts	264	6.8 years
Trademarks	4	6.0 years
Total amortizable intangible assets	$ 1,080	5.5 years

IPR&D expense of $167 million was recorded in HP’s results of operations for the quarter ended January 31, 2007. Projects that qualify for IPR&D represent those that have not yet reached technological feasibility and have no alternative use. Technological feasibility is defined as being equivalent to a beta-phase working proto-type in which there is no remaining risk relating to the development.

Pending and Completed Acquisitions

In February 2007, HP agreed to acquire PolyServe, Inc., a leading provider of storage software for application and file serving utilities. The transaction is subject to certain closing conditions and is expected to be completed in the second quarter of fiscal 2007. Following the close of the acquisition, the business will be included in the Storage business unit within the Enterprise Storage and Servers segment.

In February 2007, HP completed the acquisitions of Bitfone Corporation (“Bitfone”) and Bristol Technology, Inc. (“Bristol”). Bitfone is a privately held global software and services company that develops software solutions for mobile device management for the wireless industry. Bitfone will be included in the Handhelds business unit within HP’s Personal Systems Group. Bristol’s solutions help companies monitor complex business transactions, complimenting Mercury’s software solutions. Bristol will be included in the OpenView business within the HP Software segment.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets

Goodwill

Goodwill allocated to HP’s business segments as of January 31, 2007 and changes in the carrying amount of goodwill for the three months ended January 31, 2007 were as follows:

		Enterprise			Imaging
		Storage		Personal	and	HP
	HP	and	HP	Systems	Printing	Financial
	Services	Servers	Software	Group	Group	Services	Total
In millions
Balance at October 31, 2006	$ 6,339	$ 5,091	$ 1,098	$ 2,322	$ 1,853	$ 150	$ 16,853
Goodwill acquired during the period	96	—	3,648	—	—	—	3,744
Goodwill adjustments	(202)	(176)	(19)	(85)	(36)	(5)	(523)
Balance at January 31, 2007	$ 6,233	$ 4,915	$ 4,727	$ 2,237	$ 1,817	$ 145	$ 20,074

The goodwill adjustments relate primarily to the reversal of Compaq Computer Corporation’s income tax reserves for pre-merger tax years. These tax years have been audited and agreed upon with the Internal Revenue Service and the statute of limitations for them has expired. Accordingly, the reserves have been reclassified as a reduction of goodwill.

Purchased Intangible Assets

HP’s purchased intangible assets associated with completed acquisitions are composed of:

	January 31, 2007			October 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$ 3,137	$ (1,389)	$ 1,748	$ 2,586	$ (1,293)	$ 1,293
Developed and core technology and patents	2,499	(1,409)	1,090	1,923	(1,307)	616
Product trademarks	109	(85)	24	103	(82)	21
Total amortizable purchased intangible assets	5,745	(2,883)	2,862	4,612	(2,682)	1,930
Compaq trade name	1,422	—	1,422	1,422	—	1,422
Total purchased intangible assets	$ 7,167	$ (2,883)	$ 4,284	$ 6,034	$ (2,682)	$ 3,352

Estimated future amortization expense related to finite lived purchased intangible assets at January 31, 2007 is as follows:

Fiscal year:	In millions
2007 (remaining 9 months)	$ 566
2008	698
2009	616
2010	509
2011	267
Thereafter	206
Total	$ 2,862

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 7: Restructuring Charges

Fiscal 2007 Mercury Plan

In connection with the acquisition of Mercury, HP’s management approved and initiated plans to restructure the operations of Mercury to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. HP recorded $25 million in severance-related costs associated with the elimination of approximately 230 positions primarily in the U.S. and Israel. These positions are expected to be substantially eliminated and the related severance payments are expected to be substantially paid by the end of fiscal 2007. HP expects there will be additional positions eliminated, but HP does not expect to meet the accrual criteria relating to these eliminations until the second quarter of fiscal 2007. HP also recorded $21 million related to costs of vacating duplicative leased facilities. The costs for the facilities are expected to be paid through 2014. These costs are reflected in the purchase price of Mercury in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” These costs are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

Fiscal 2007 U.S. Enhanced Early Retirement Program

On February 20, 2007, HP announced that it is offering an option for eligible employees to participate in a 2007 U.S. Enhanced Early Retirement program (the “2007 EER”). The employee severance and other benefits cost for the 2007 EER will be recorded in the second quarter of fiscal 2007 as restructuring charges. The cost is expected to approximate a curtailment gain of approximately $500 million resulting from the U.S. defined benefit pension and post-retirement plan changes, also announced on February 20, 2007. HP expects approximately 3,000 employees to exit the company by May 2007 under the 2007 EER. For more information, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Fiscal 2005 Restructuring Plans

In the fourth quarter of fiscal 2005, HP’s Board of Directors approved a restructuring plan designed to simplify HP’s structure, reduce costs and place greater focus on its customers. HP included original estimates of 15,300 positions in the fiscal 2005 restructuring plan. Subsequent to the initial estimate, HP reduced the number of total positions to 15,040. As of January 31, 2007, 14,790 positions have been eliminated and the remaining 250 positions are expected to be eliminated by the end of fiscal 2007. The initial charge for these actions totaled $1.6 billion. During the three months ended January 31, 2007, HP recognized a credit of approximately $46 million to reduce total restructuring expense. The credit was due primarily to severance adjustments for employees who were expected to be terminated but found new positions within HP, a non-cash stock-based compensation expense adjustment, and a curtailment gain relating to the HP subsidized U.S. retiree medical program. HP expects to pay out the majority of the remaining costs relating to severance and other employee benefits before the end of fiscal 2007.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 7: Restructuring Charges (Continued)

In the third quarter of fiscal 2005, HP’s management approved a restructuring plan and HP recorded restructuring charges of $109 million related to severance and related costs associated with the termination of approximately 1,450 employees, all of whom left HP as of October 31, 2005. HP has paid all of the initial restructuring amount as of January 31, 2007.

Fiscal 2003, 2002 and 2001 Restructuring Plans

The 2003, 2002 and 2001 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. In the first quarter of fiscal 2007, HP recorded adjustments of $5 million in additional restructuring charges. The aggregate $104 million restructuring liability with respect to these plans as of January 31, 2007 relates primarily to facility lease obligations and severance. HP expects to pay substantially all of these obligations over the life of the related obligations, which extend to the end of fiscal 2010.

Summary of Restructuring Plans

The activity in the accrued restructuring balances related to all of the plans described above for the three months ended January 31, 2007 was as follows:

		Three months					As of January 31, 2007
	Balance, October 31, 2006	ended January 31, 2007 charges (reversals)	Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, January 31, 2007	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2007 Mercury plan:
Employee severance and other benefit charges			$ 25			$ 25	$ 25	$ 25
Infrastructure			21			21	21	21
Total employee severance and other benefits.			46			46	46	46
Fiscal 2005 Plans:
Employee severance and other benefits charges (by segment)
Enterprise Storage and Servers		$ (16)					$ 168	$ 168
HP Services		(6)					579	579
HP Software		(4)					52	52
Personal Systems Group		(3)					57	57
Imaging and Printing Group		(6)					148	148
HP Financial Services		—					33	33
Other infrastructure		(11)					697	697
Total employee severance and other benefits	$ 521	$ (46)	$ —	$ (263)	$ 35	$ 247	$ 1,734	$ 1,734
Fiscal 2003, 2002 and 2001 plans	$ 117	$ 5	$ —	$ (18)	$ —	$ 104	$ 4,127	$ 4,127
Total restructuring plans	$ 638	$ (41)	$ 46	$ (281)	$ 35	$ 397	$ 5,907	$ 5,907

At January 31, 2007 and October 31, 2006, HP included the long-term portion of the restructuring liability of $73 million and $91 million, respectively, in Other Liabilities in the accompanying Consolidated Condensed Balance Sheets.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 8: Financing Receivables and Operating Leases

Financing receivables represent sales-type and direct-financing leases resulting from the marketing of HP’s and third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets, were as follows:

	January 31, 2007	October 31, 2006
	In millions
Minimum lease payments receivable	$5,148	$5,010
Allowance for doubtful accounts	(87)	(80)
Unguaranteed residual value	287	289
Unearned income	(448)	(439)
Financing receivables, net	4,900	4,780
Less current portion, net	(2,511)	(2,440)
Amounts due after one year, net	$2,389	$2,340

Equipment leased to customers under operating leases was $2.1 billion at January 31, 2007 and at October 31, 2006 and is included in property, plant and equipment in the accompanying Consolidated Condensed Balance Sheets. Accumulated depreciation on equipment under lease was $0.6 billion at January 31, 2007 and at October 31, 2006.

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

Warranty

HP provides for the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers; however, product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of HP’s baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 9: Guarantees (Continued)

The changes in HP’s aggregate product warranty liability were as follows:

In millions
Product warranty liability at October 31, 2006	$2,248
Accruals for warranties issued	636
Adjustments related to pre-existing warranties (including changes in estimates)	(33)
Settlements made (in cash or in kind)	(604)
Product warranty liability at January 31, 2007	$2,247

Deferred Revenue

The components of deferred revenue were as follows:

	January 31, 2007	October 31, 2006
	In millions
Deferred support contract services revenue	$3,817	$3,598
Other deferred revenue	2,866	2,461
Total deferred revenue	6,683	6,059
Less current portion	4,750	4,309
Long-term deferred revenue	$1,933	$1,750

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

Other deferred revenue represents amounts received or billed in advance for contracts related primarily to consulting and integration projects, outsourcing services start-up or transition work, product sales and minor amounts for training.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 10: Borrowings

Notes Payable and Short-Term Borrowings

Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	January 31, 2007		October 31, 2006
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
		In millions
Current portion of long-term debt	$1,448	5.3%	$2,081	5.7%
Commercial paper	1,309	5.1%	190	3.3%
Notes payable to banks, lines of credit and other	580	5.1%	434	4.6%
	$3,337		$2,705

Notes payable to banks, lines of credit and other includes deposits associated with HP’s banking-related activities of approximately $497 million and $393 million at January 31, 2007 and October 31, 2006, respectively.

Long-Term Debt

Long-term debt was as follows:

	January 31, 2007	October 31, 2006
	In millions
U.S. Dollar Global Notes
$1,000 issued December 2001 at 5.75%, matured and paid December 2006	$—	$1,000
$1,000 issued June 2002 at 5.5%, due July 2007	1,000	999
$500 issued June 2002 at 6.5%, due July 2012	499	498
$500 issued March 2003 at 3.625%, due March 2008	499	499
$1,000 issued May 2006 at floating interest rate, due May 2009	1,000	1,000
	2,998	3,996
Series A Medium-Term Notes
$50 issued December 2002 at 4.25%, due December 2007	50	50
	50	50
Other
$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 (“LYONs”)	362	360
$283, U.S. dollar notes, assumed in November 2006 at 4.75%, due 2007	283	—
Other, including capital lease obligations, at 3.75%-15%, due 2006-2029	253	228
	898	588
Fair value adjustment related to SFAS No. 133	(60)	(63)
Less current portion	(1,448)	(2,081)
	$2,438	$2,490

HP may redeem some or all of the Global Notes and the Series A Medium-Term Notes (collectively, the “Notes”), as set forth in the above table, at any time at the redemption prices described in the prospectus supplements relating thereto. The Notes are senior unsecured debt.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 10: Borrowings (Continued)

In May 2006, HP filed a shelf registration statement (the “2006 Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to enable HP to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, HP issued $1.0 billion in Floating Rate Global Notes under this registration statement. The Floating Rate Global Notes bear interest at a floating rate equal to the three-month USD LIBOR plus 0.125% per annum. HP used a portion of the proceeds received to repay its 5.25% Euro Medium-Term Notes due July 2006 at maturity and the remainder of the net proceeds for general corporate purposes. On February 22, 2007, HP issued an additional $2.0 billion of global notes under this registration statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum and $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum. The $600 million notes were issued at par, while the $900 million notes and $500 million notes were issued at discounts to par at 99.938% and 99.694%, respectively. HP plans to use the net proceeds from these note offerings for general corporate purposes, including up to $289 million to fund the repurchase of the notes assumed in connection with the Mercury acquisition as described in detail below and to repay short-term commercial paper maturing in February and March of 2007.

HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the “2002 Shelf Registration Statement”). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the “Series B Medium-Term Note Program”). As of January 31, 2007, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. HP can denominate these notes in any currency, including the euro. These notes have not been and will not be registered in the United States. In July 2006, HP repaid the previously issued 750 million euro notes at maturity under this programme.

The LYONs are convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP’s election. At any time, HP may redeem the LYONs at book value, payable in cash only. In December 2000, the Board of Directors authorized a repurchase program for the LYONs that allowed HP to repurchase the LYONs from time to time at varying prices. The last repurchase under this program occurred in fiscal 2002.

In November 2006, in connection with the Mercury acquisition, HP assumed notes issued by Mercury (the “Mercury Notes”) with a face value of $300 million, maturing on July 1, 2007 and bearing interest at a rate of 4.75% per annum. As of January 31, 2007, HP repurchased $17 million in principal amount of the Mercury Notes assumed by HP, leaving $283 million in principal amount outstanding. On March 1, 2007, HP repurchased an additional $281 million in principal amount of Mercury Notes.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 10: Borrowings (Continued)

HP has a $3.0 billion 5-year credit facility. Commitment fees, interest rates and other terms of borrowing under the credit facility vary, based on HP’s external credit ratings. The credit facility is a senior unsecured committed borrowing arrangement primarily to support the issuance of U.S. commercial paper. No amounts are outstanding under the credit facility.

HP also maintains lines of credit of approximately $2.4 billion from a number of financial institutions that are uncommitted and available through various foreign subsidiaries.

Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of January 31, 2007, the carrying value of the assets approximated the carrying value of the borrowings of $13 million.

At January 31, 2007, HP had up to $11.6 billion of available borrowing resources under the 2002 Shelf Registration Statement and other programs described above. HP also may issue additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

Note 11: Income Taxes

Provision for Taxes

HP’s effective tax rate was 21.2% and 19.7% for the three months ended January 31, 2007 and January 31, 2006, respectively. HP’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from HP’s operations in lower-tax jurisdictions throughout the world for which HP has not provided U.S. taxes because HP plans to reinvest such earnings indefinitely outside the U.S. There were no material discrete items affecting the tax rate for the three months ended January 31, 2007 and January 31, 2006, respectively.

The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	January 31, 2007	October 31, 2006
	In millions
Current deferred tax assets	$3,549	$4,144
Current deferred tax liabilities	(122)	(138)
Long-term deferred tax assets	2,144	1,475
Long-term deferred tax liabilities	(421)	(291)
Total deferred tax assets	$5,150	$5,190

In December 2006, the Tax Relief and Health Care Act of 2006, which included a retroactive reinstatement of the research and development credit, was signed into law. HP recorded the retroactive amount of research and development credit in the first quarter of fiscal 2007. This amount did not have a material impact on HP’s consolidated results of operations and financial conditions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 12: Stockholders’ Equity

Stock Repurchase Program

HP’s share repurchase program authorizes both open market and private repurchase transactions. HP paid $2.3 billion and $1.4 billion in connection with share repurchases of 57 million shares and 48 million shares during the three months ended January 31, 2007 and January 31, 2006, respectively.

In addition to the above transactions, HP entered into a prepaid variable share purchase program (“PVSPP”) with a third-party investment bank during the first quarter of 2006 and prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. HP recorded the payment as a prepaid stock repurchase in the stockholders’ equity section of its Consolidated Condensed Balance Sheet, and the payment was included in the cash flows from financing activities in the Consolidated Condensed Statement of Cash Flows. In connection with this program, the investment bank has purchased and will continue to trade shares of HP’s common stock in the open market over time. The prepaid funds will be expended ratably over the term of the program.

Under the PVSPP, the prices at which HP purchases the shares are subject to a minimum and maximum price that was determined in advance of any repurchases being completed under the program, thereby effectively hedging HP’s repurchase price. The minimum and maximum numbers of shares HP could receive under the program are 52 million shares and 70 million shares, respectively. The exact number of shares to be repurchased is based upon the volume weighted-average market price of HP’s shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP is permitted to repurchase. HP decreases its shares outstanding each settlement period as shares are physically received. HP will retire all shares repurchased under the PVSPP, and HP will no longer deem those shares outstanding. In the first quarter of fiscal 2007, HP had received 13 million shares for an aggregate price of $431 million under the PVSPP. As of January 31, 2007, HP had cumulatively received approximately 47 million shares for an aggregate price of $1.5 billion since the inception of the PVSPP. HP completed all repurchases under the PVSPP on March 9, 2007. As of that date, HP had cumulatively received a total of 53 million shares under the PVSPP.

As of January 31, 2007, HP had remaining authorization of $3.3 billion for future share repurchases in addition to the previously authorized share repurchases made under the PVSPP in the second quarter of fiscal 2007.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 12: Stockholders’ Equity (Continued)

Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended January 31
	2007	2006
	In millions
Net earnings	$1,547	$1,227
Change in net unrealized (losses) gains on available-for-sale securities	(2)	8
Change in net unrealized losses on cash flow hedges	(9)	(26)
Change in cumulative translation adjustment	2	34
Change in additional minimum pension liability	(1)	—
Comprehensive income	$1,537	$1,243

The components of accumulated other comprehensive income, net of taxes, were as follows:

	January 31, 2007	October 31, 2006
	In millions
Net unrealized gains on available-for-sale securities	$14	$16
Net unrealized losses on cash flow hedges	(55)	(46)
Cumulative translation adjustment	69	67
Additional minimum pension liability	(20)	(19)
Accumulated other comprehensive income	$8	$18

Note 13: Retirement and Post-Retirement Benefit Plans

HP’s net pension and post-retirement benefit costs were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
			In millions
Service cost	$41	$60	$66	$72	$9	$9
Interest cost	66	70	90	79	19	20
Expected return on plan assets	(87)	(93)	(142)	(120)	(9)	(8)
Amortization and deferrals:
Actuarial loss	(3)	—	22	33	6	11
Prior service cost (benefit)	—	—	(2)	(1)	(13)	(15)
Net periodic benefit cost	17	37	34	63	12	17
Curtailment gain	—	—	(9)	—	(9)	(13)
Net benefit cost	$17	$37	$25	$63	$3	$4

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 13: Retirement and Post-Retirement Benefit Plans (Continued)

Plan design changes

In the first quarter of fiscal 2007, HP recognized a net curtailment gain of $9 million for the Pre-2003 HP U.S. Retiree Medical Program. This gain reflects the reduction in the eligible plan population stemming from the U.S. Enhanced Retirement Program and the restructuring plans implemented in fiscal 2005. HP recorded such gain as a reduction of restructuring charges in the first quarter of fiscal 2007.

In the first quarter of fiscal 2007, HP recognized a net curtailment gain of $9 million for its non-U.S. pension plans. The net gain primarily reflects a plan design change in Mexico where HP ceased pension accruals for current employees who did not meet defined criteria based on age and years of service (calculated as of December 31, 2006).

On February 20, 2007, HP announced it will modify its U.S. defined benefit pension plan for those employees currently accruing benefits under the program, effective January 1, 2008. The final pension benefit amount will be calculated based on pay and service through December 31, 2007. In addition, future eligibility for the Pre-2003 HP Retiree Medical Program will be limited to those employees who are within five years of satisfying the program’s eligibility criteria on June 30, 2007. These actions will result in reductions to the U.S. defined benefit and post-retirement plan obligations. The company estimates that it will record a one-time curtailment gain of approximately $500 million in the second quarter of fiscal 2007. As part of this announcement, HP is offering an option for eligible U.S. employees to participate in the 2007 EER. The cost for the 2007 EER is expected to be recorded in the second quarter of fiscal 2007 as restructuring charges. HP expects approximately 3,000 employees to exit the company by May 2007. Employees not wishing to take advantage of the 2007 EER will benefit from an increased company 401(k) match from 4 percent to 6 percent of eligible earnings. HP expects the curtailment gain to approximate the cost of the 2007 EER.

Employer Contributions and Funding Policy

HP previously disclosed in its Consolidated Financial Statements for the year ended October 31, 2006 that it expected to contribute approximately $120 million to its pension plans, approximately $15 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims for HP’s post-retirement benefit plans. As of January 31, 2007, HP has made approximately $42 million and $13 million of contributions to non-U.S. pension plans and U.S. non-qualified plan participants, respectively, and paid $14 million to cover benefit claims for post-retirement benefit plans. HP presently anticipates making additional contributions of between $60 million and $80 million to its pension plans and expects to pay $58 million to cover benefit claims for post-retirement benefit plans during the remainder of fiscal 2007.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was enacted into law. HP does not expect it to have a material impact on its current funding strategy for its U.S. pension plans.

Note 14: Litigation and Contingencies

HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Litigation and Contingencies (Continued)

“Accounting for Contingencies,” HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and HP can reasonably estimate the amount of the loss. HP believes it has adequate provisions for any such matters. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP’s potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management’s attention and the creation of significant expenses.

Pending Litigation, Proceedings and Investigations

Copyright levies. As described below, proceedings are ongoing against HP in certain European Union (“EU”) member countries, including litigation in Germany, seeking to impose levies upon equipment (such as multifunction devices (“MFDs”) and printers) and alleging that these devices enable producing private copies of copyrighted materials. The total levies due, if imposed, would be based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

VerwertungsGesellschaft Wort (“VG Wort”), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. Following unsuccessful arbitration, VG Wort filed a lawsuit against HP in May 2004 in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed plus interest on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit) plus interest on MFDs sold in Germany up to December 2001. HP has appealed the Stuttgart Court of Appeals’ decision to the Bundesgerichtshof (the German Federal Supreme Court). On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold in Germany between 1997 and 2001, as well as for products sold from 2002 onwards. HP filed a response rejecting the claim in January 2006.

In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Litigation and Contingencies (Continued)

using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Higher Regional Court of Baden Wuerttemberg. On May 11, 2005, the Higher Regional Court issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Supreme Court in Karlsruhe.

In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH (“FSC”) in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has undertaken to be bound by a final decision. On December 23, 2004, the Munich State Court held that PCs are subject to a levy and that FSC must pay 12 euros plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Higher Regional Court of Bavaria. On December 15, 2005, the Higher Regional Court affirmed the Munich State Court decision. FSC filed a notice of appeal with the German Supreme Court in February 2006.

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

Based on industry opposition to the extension of levies to digital products, HP’s assessments of the merits of various proceedings and HP’s estimates of the units impacted and levies, HP has accrued amounts that it believes are adequate to address the matters described above. However, the ultimate resolution of these matters, including the number of units impacted, the amount of levies imposed and the ability of HP to recover such amounts through increased prices, remains uncertain.

Alvis v. HP is a defective product consumer class action filed in the District Court of Jefferson County, Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in the District Court of Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys’ fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. The Texas Supreme Court reversed the certification and remanded to the trial court in May 2004. On March 29, 2005, the Alvis trial court certified a Texas-wide class action for injunctive relief only, which HP appealed on April 15, 2005. HP’s appeal in the Alvis case is still pending. On June 4, 2003, each of Barrett v. HP and Grider v. Compaq was filed in the District Court of Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys’ fees. On December 22, 2003, the District Court entered an order staying the Barrett case until the conclusion of Alvis. On September 23, 2005, the District Court granted the Grider plaintiffs’ motion to certify a nationwide class action which the Oklahoma Court of Civil Appeals affirmed on October 13, 2006. On November 5, 2006, HP filed a Petition for Writ of Certiorari with the Oklahoma Supreme Court seeking reversal of the lower courts’ decisions. On November 5, 2004, Batiste v. HP (formerly Scott v. HP), and on January 27, 2005, Schultz v. HP (formerly Jurado v. HP), were filed in state court in San Joaquin County, California, with factual allegations similar

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Litigation and Contingencies (Continued)

to those in LaPray and Alvis, seeking certification of a California-only class, injunctive relief, unspecified damages (including punitive damages), restitution, costs, and attorneys’ fees. On November 27, 2006, the trial court granted plaintiff’s motion for class certification and certified the Schultz case as a California-only class. On January 22, 2007, HP filed a Petition for Writ of Mandate with the California Court of Appeal seeking reversal of the trial court’s class certification decision. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made, or caused to be made, false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP’s agreement with the Department of Justice to extend the statute of limitations on its investigation expired on December 6, 2006. HP is cooperating fully with this investigation.

Barbara’s Sales, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in the Circuit Court, Third Judicial District, Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs seek unspecified damages, restitution, attorneys’ fees and costs, and certification of a nationwide class. The trial court in the HP action certified an Illinois class as to Intel but denied a nationwide class. Both parties appealed the trial court’s decision. On July 25, 2006, the Fifth District Appellate Court ruled that the trial court erred in applying Illinois law in deciding to certify the Illinois class and to deny certification of the nationwide class and directed the trial court to reconsider those decisions applying California law instead. On August 28, 2006, Intel appealed the Fifth District’s decision to the Illinois Supreme Court, and the Illinois Supreme Court granted Intel’s petition for appeal on November 29, 2006. Proceedings against HP have been stayed pending resolution of the parties’ appeal of this decision. The class action certification against Compaq has been stayed pending resolution of the parties’ appeal in the HP action. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit to which HP was joined on June 14, 2004 that was initially filed in state court in Alameda County, California, based upon factual allegations similar to those in the Illinois cases. The plaintiffs in the Skold matter also seek unspecified damages, restitution, attorneys’ fees and costs, and certification of a nationwide class. The Skold case has since been transferred to state court in Santa Clara County, California.

Feder v. HP (formerly Tyler v. HP) is a lawsuit filed in the United States District Court for the Northern District of California on June 16, 2005 asserting breach of express and implied warranty, unjust enrichment, violation of the Consumers Legal Remedies Act and deceptive advertising and unfair business practices in violation of California’s Unfair Competition Law. Among other things, plaintiffs alleged that HP employed a “smart chip” in certain inkjet printing products in order to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the smart chip limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On September 6, 2005, a lawsuit captioned Ciolino v. HP was filed in the United States District Court for the Northern District of California. The allegations in the Ciolino case are substantively identical to those in Feder, and the two cases have been

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Litigation and Contingencies (Continued)

formally consolidated in a single proceeding in the District Court for the Northern District of California under the caption In Re: HP Inkjet Printer Litigation. The plaintiffs seek class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys’ fees. Three related lawsuits filed in California state court, Tyler v. HP (filed in Santa Clara County on February 17, 2005), Obi v. HP (filed in Los Angeles County on February 17, 2005), and Weingart v. HP (filed in Los Angeles County on March 18, 2005), have been dismissed without prejudice by the plaintiffs. In addition, two related lawsuits filed in federal court, namely Grabell v. HP (filed in the District of New Jersey on March 18, 2005) and Just v. HP (filed in the Eastern District of New York on April 20, 2005), have been dismissed without prejudice by the plaintiffs. Substantially similar allegations have been made against HP and its subsidiary, Hewlett-Packard (Canada) Co., in four Canadian class actions, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, all seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP’s PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. The complaint seeks declaratory and injunctive relief and unspecified damages. On March 26, 2004, the district court issued a ruling interpreting the disputed claim terms in the patent at issue. HP filed five motions for summary judgement on September 29, 2006. The district court has not yet ruled on those motions. The patent at issue in this litigation, United States Patent No. 4,807,115, expired on February 21, 2006. Therefore, the plaintiffs are no longer entitled to seek injunctive relief against HP.

Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, profited from, and otherwise aided and abetted the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Victims Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys’ fees. On November 29, 2004, the court dismissed with prejudice the plaintiffs’ complaint. In May 2005, the plaintiffs filed an amended notice of appeal in the United States Court of Appeals for the Second Circuit. On January 24, 2006, the Second Circuit Court of Appeals heard oral argument on the plaintiffs’ appeal but has not yet issued a decision.

CSIRO Patent Litigation. Microsoft Corporation, Hewlett-Packard Company, et al. v. Commonwealth Scientific and Industrial Research Organisation of Australia is an action filed by HP and two other plaintiffs on May 9, 2005 in the District Court for the Northern District of California seeking a declaratory judgment against Commonwealth Scientific and Industrial Research Organisation of Australia (“CSIRO”) that HP’s

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Litigation and Contingencies (Continued)

products employing the IEEE 802.11a and 8.02.11g wireless protocol standards do not infringe CSIRO’s US patent no. 5,487,069 relating to wireless transmission of data at frequencies in excess of 10GHz. On September 22, 2005, CSIRO filed an answer and counterclaims alleging that all HP products which employ those wireless protocol standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys fees and costs, and an injunction against sales of infringing products. On December 12, 2006, CSIRO successfully moved to have the case transferred to the District Court of the Eastern District of Texas, a court that has granted CSIRO’s motions for summary judgment on the issues of validity and patent infringement in a patent infringement action brought by CSIRO against a third party vendor of wireless networking products based on the same patent.

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

•       Beginning in September 2006, HP has received requests from the Committee on Energy and Commerce of the U.S. House of Representatives (the “Committee”) for records and information concerning the leak investigation, securities transactions by HP officers and directors, including an August 25, 2006 securities transaction by Mark Hurd, HP’s Chairman and Chief Executive Officer, and related matters. HP has responded to those requests. In addition, Mr. Hurd voluntarily gave testimony before the Committee regarding the leak investigation on September 28, 2006.

•       In September 2006, HP was informally contacted by the United States Attorney’s Office for the Northern District of California requesting similar information concerning the processes employed in the leak investigation. HP is responding to that request.

•       Beginning in September 2006, HP has received requests from the Division of Enforcement of the SEC for records and information and interviews with current and former HP directors and officers relating to the leak investigation, the resignation of Thomas J. Perkins from HP’s Board of Directors, HP’s May 22, 2006 and September 6, 2006 filings with the Commission on Form 8-K, stock repurchases by HP and securities transactions by its officers and directors that occurred between May 1 and October 1, 2006, and HP’s policies, practices and approval of securities transactions. The Commission has issued a formal order of investigation in connection with its inquiry. HP has responded and is continuing to respond to those requests.

•       In September 2006, HP received a request from the Federal Communications Commission for records and information relating to the processes employed in the leak investigation. HP has responded to that request.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Litigation and Contingencies (Continued)

As a result of this agreement, which includes an injunction, the California Attorney General will not pursue civil claims against HP or its current and former directors, officers and employees. Under the terms of the agreement, HP paid a total of $14.5 million and agreed to implement and maintain for five years a series of measures designed to ensure that HP’s corporate investigations are conducted in accordance with California law and the company’s high ethical standards. Of the $14.5 million, $13.5 million will be used to create a Privacy and Piracy Fund to assist California prosecutors in investigating and prosecuting consumer privacy and information piracy violations, $650,000 will be used to pay statutory damages and $350,000 will reimburse the California Attorney General’s office for its investigation costs. There was no finding of liability against HP as part of the settlement.

In addition, four stockholder derivative lawsuits have been filed in California purportedly on behalf of HP stockholders seeking to recover damages for alleged breach of fiduciary duty and to require HP to improve its corporate governance and internal control procedures as a result of the activities of the leak investigation: Staehr v. Dunn, et al. was filed in Santa Clara County Superior Court on September 18, 2006; Worsham v. Dunn, et al. was filed in Santa Clara County Superior Court on September 14, 2006; Tansey v. Dunn, et al. was filed in Santa Clara County Superior Court on September 20, 2006; and Hall v. Dunn, et al. was filed in Santa Clara County Superior Court on September 25, 2006. On October 19, 2006, the Santa Clara County Superior Court consolidated the four California cases under the caption In re Hewlett-Packard Company Derivative Litigation. The consolidated complaint filed on November 19, 2006 also seeks to recover damages in connection with sales of HP stock alleged to have been made by certain current and former HP officers and directors while in possession of material non-public information. Two additional stockholder derivative lawsuits, Pifko v. Babbio, et al., filed on September 19, 2006, and Gross v. Babbio, et al., filed on November 21, 2006, were filed in Chancery Court, County of New Castle, Delaware, both of which seek to recover damages for alleged breaches of fiduciary duty and to obtain an order instructing the defendants to refrain from further breaches of fiduciary duty and to implement corrective measures that will prevent future occurrences of the alleged breaches of fiduciary duty. On January 24, 2007, the Delaware court consolidated the two cases under the caption In re Hewlett-Packard Company Derivative Litigation and subsequently stayed the proceedings until June 1, 2007. The HP Board of Directors has appointed a Special Litigation Committee consisting of independent Board members authorized to investigate, review, and evaluate the facts and circumstances asserted in these derivative matters and to determine how HP should proceed in these matters.

Mercury Interactive Corporation Proceedings.   In November 2006, HP completed its acquisition of Mercury Interactive Corporation (“Mercury”). Upon completion of the acquisition, HP assumed oversight for all litigation and regulatory matters pending or subsequently commenced against Mercury. The following Mercury-related litigation and regulatory inquiries currently are pending:

•       Prior to the announcement of the acquisition, and beginning on our about August 19, 2005, four securities class action lawsuits were filed against Mercury and certain of its officers and directors on behalf of purchasers of Mercury’s stock from October 2003 to November 2005: Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al, Johnson v. Mercury Interactive, et al., Munao v. Mercury Interactive, et al., and Public Employees’ Retirement System of Mississippi v. Mercury Interactive, et al.  These class action lawsuits were consolidated in the United States District Court for the Northern District of California as In re Mercury Interactive Corporation

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Litigation and Contingencies (Continued)

Securities Litigation. The consolidated complaint filed on September 8, 2006 alleges that the defendants made false or misleading public statements regarding Mercury's business and operations in violation of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary damages and other relief.

•       On February 26, 2007, HP received a request from the Permanent Subcommittee on Investigations of the U.S. Senate Committee on Homeland Security and Governmental Affairs for information relating to Mercury’s past executive compensation and stock option granting policies and procedures, including information about the practice of backdating the grant date of options that allegedly occurred before HP acquired Mercury.  HP is preparing to respond to the Subcommittee’s request and intends to cooperate with the inquiry.

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

Concluded Litigation, Proceedings and Investigations

Miller, et al. v. Hewlett Packard Company was a lawsuit filed on March 21, 2005 in the United States District Court for the District of Idaho on behalf of a putative class of persons who were employed by third-party temporary service agencies and who performed work at HP facilities in the United States. The plaintiffs claimed that they were incorrectly classified as contractors or contingent workers and, as a result, were wrongfully denied employee benefits covered by the Employment Retirement Income Security Act of 1974 (“ERISA”) and benefits not covered by ERISA. The plaintiffs also claimed they were denied participation in HP’s Share Ownership Plan, service award program, adoption assistance program, credit union, dependent care reimbursement program, educational assistance program, time off programs, flexible work arrangements, and the 401(k) plan. On May 22, 2005, plaintiffs amended their complaint to add a Worker Adjustment and Retraining Notification Act (“WARN”) claim. The plaintiffs sought declaratory relief, an injunction, retroactive and prospective benefits and compensation, unspecified damages and enhanced damages, interest, costs and attorneys’ fees. HP successfully moved to dismiss the ERISA and WARN claims on June 23, 2005, and the court dismissed those claims on December 15, 2005. The plaintiffs voluntarily dismissed the sole remaining claim, for breach of contract, on January 4, 2007.

Environmental

HP is party to, or otherwise involved in, proceedings brought by United States or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), known as “Superfund,” or state laws similar to CERCLA. HP is also conducting environmental investigations or remediations at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if not subject to regulations imposed by local governments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 14: Litigation and Contingencies (Continued)

The European Union (“EU”) has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states has been delayed into 2006 and 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. HP is continuing to evaluate the impact of the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation guidance.

The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe was adequate as of January 31, 2007. These accruals were not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Note 15: Segment Information

Description of Segments

HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium sized businesses (“SMBs”), and large enterprises including the public and education sectors. HP’s offerings span personal computing and other access devices, imaging and printing-related products and services, enterprise information technology (“IT”) infrastructure, including enterprise storage and server technology, enterprise system and network management software, and multi-vendor customer services including technology support and maintenance, consulting and integration and outsourcing services.

HP and its operations are organized into seven business segments: Enterprise Storage and Servers (“ESS”), HP Services (“HPS”), HP Software, the Personal Systems Group (“PSG”), the Imaging and Printing Group (“IPG”), HP Financial Services (“HPFS”), and Corporate Investments. HP’s organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the Consolidated Condensed Financial Statements are based on this organizational structure and information reviewed by HP’s management to evaluate the business segment results. ESS, HPS and HP Software are structured beneath a broader Technology Solutions Group (“TSG”). In order to provide a supplementary view of HP’s business, aggregated financial data for TSG is presented herein.

HP has reclassified segment operating results for the first quarter of fiscal 2006 to conform to certain fiscal 2007 organizational realignments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 15: Segment Information (Continued)

Technology Solutions Group.   Each of the business segments within TSG is described in detail below.

•       Enterprise Storage and Servers provides storage and server products. The various server offerings range from low-end servers to high-end scalable servers, including the Superdome line. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily on the Windows®(1), Linux and Novell operating systems and leverage Intel Corporation (“Intel”) and Advanced Micro Devices (“AMD”) processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP’s BladeSystem family of blade servers. Business Critical Systems include Itanium®(2) -based Integrity servers running on HP-UX, Windows®, Linux and OpenVMS operating systems, including the high-end Superdome servers and fault-tolerant Integrity NonStop servers. Business Critical Systems also include the Reduced Instruction Set Computing (“RISC”)-based servers with the HP 9000 line running on the HP-UX operating system, HP AlphaServers running on both Tru64 UNIX®(3) and OpenVMS, and MIPs-based NonStop servers. HP’s StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks (“SANs”), network attached storage (“NAS”), storage management software, and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

•       HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration and outsourcing services. HPS also offers a variety of services tailored to particular industries such as communications, media and entertainment, manufacturing and distribution, financial services, health and life sciences and the public sector, including government and education services. HPS collaborates with the Enterprise Storage and Servers, and HP Software groups, as well as with third-party system integrators and software and networking companies to bring solutions to HP customers. HPS also works with HP’s Imaging and Printing Group and Personal Systems Group to provide managed print services, end user workplace services, and mobile workforce productivity solutions to enterprise customers. Technology Services provides a range of services, including standalone product support and high availability services for complex, global, networked and multi-vendor environments. Technology Services also manages the delivery of product warranty support through its own service organization, as well as through authorized partners. Consulting and Integration provides services to architect, design and implement technology and industry-specific solutions for customers. Consulting and Integration also provides cross-industry solutions in the areas of architecture and governance, infrastructure, applications and packaged applications, security, IT service management, information management and enterprise Microsoft solutions. Outsourcing Services, formerly named Managed Services, offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services, business process outsourcing, end user workplace services and business continuity and recovery services.

(1)                Windows® is a registered trademark of Microsoft Corporation.

(2)                Itanium® is a registered trademark of Intel Corporation.

(3)                UNIX® is a registered trademark of The Open Group.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 15: Segment Information (Continued)

•       HP Software has OpenView and OpenCall businesses. OpenView including Mercury’s product lines, provides a suite of Business Technology Optimization (“BTO”) software for automating key processes across critical IT functions, including strategy, applications, and operations. HP BTO software solutions help customers drive business results for a wide range of functional IT initiatives, including demand and portfolio management, service oriented architecture transformation, software quality management, business service management, IT service management, and IT infrastructure library. Under the OpenCall brand, HP Software also delivers a suite of solutions and platforms that enable service providers to develop and deploy next generation multimedia services including voice, data and video.

HP’s other business segments are described below.

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

•       Imaging and Printing Group provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet systems include desktop single function and inkjet all-in-one printers, including photo, productivity and business inkjet printers and scanners. Digital imaging products and services include photo specialty printers, photo kiosks, digital cameras, accessories and online photo services through Snapfish. LaserJet systems include monochrome and color laser printers, printer-based MFDs and Total Print Management Solutions for enterprise customers. Graphics and Imaging products include large format (DesignJet) printers, Indigo and Scitex digital presses, digital publishing solutions and graphics printing solutions. Printer supplies include LaserJet toner and inkjet printer cartridges and other related printing media such as HP-branded Vivera and ColorSphere ink and HP Premium and Premium Plus photo papers.

•       HP Financial Services supports and enhances HP’s global product and services solutions, providing a broad range of value-added financial life cycle management services. HPFS enables HP’s worldwide

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 15: Segment Information (Continued)

customers to acquire complete IT solutions, including hardware, software and services. HPFS offers leasing, financing, utility programs, and asset recovery services, as well as financial asset management services, for large global and enterprise customers. HPFS also provides an array of specialized financial services to SMBs and educational and governmental entities. HPFS offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

•       Corporate Investments is managed by the Office of Strategy and Technology and includes HP Labs and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions under the brand “ProCurve Networking,” as well as the licensing of specific HP technology to third parties.

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

HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions.

Selected operating results information for each business segment was as follows:

	Three months ended January 31
	Total Net Revenue		Earnings (Loss) from Operations
	2007	2006	2007	2006
	In millions
Enterprise Storage and Servers	$4,453	$4,240	$416	$326
HP Services	3,948	3,757	414	293
HP Software	550	304	47	9
Technology Solutions Group	8,951	8,301	877	628
Personal Systems Group	8,719	7,449	414	293
Imaging and Printing Group	6,999	6,545	1,073	973
HP Financial Services	547	496	32	38
Corporate Investments	157	129	(29)	(33)
Segment total	$25,373	$22,920	$2,367	$1,899

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 15: Segment Information (Continued)

The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended January 31
	2007	2006
	In millions
Net revenue:
Segment total	$25,373	$22,920
Eliminations of intersegment net revenue and other	(291)	(261)
Total HP consolidated net revenue	$25,082	$22,659
Earnings before taxes:
Total segment earnings from operations	$2,367	$1,899
Corporate and unallocated costs and eliminations	(66)	(72)
Unallocated costs related to certain stock-based compensation expense	(140)	(123)
Amortization of purchased intangible assets	(201)	(147)
In-process research and development charges	(167)	(50)
Restructuring	41	(15)
Pension curtailment	9	—
Interest and other, net	111	38
Gains (losses) on investments	10	(2)
Total HP consolidated earnings before taxes	$1,964	$1,528

HP allocates its assets to its business segments based on the primary segments benefiting from the assets. As a result of the Mercury acquisition, the total assets of HP Software increased by approximately 253% to $6.7 billion as of January 31, 2007 from $1.9 billion as of October 31, 2006 due primarily to the goodwill and amortizable intangible assets acquired. There have been no material changes in the total assets of other segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements (Continued)
(Unaudited)

Note 15: Segment Information (Continued)

Net revenue by segment and business unit

	Three months ended January 31
	2007	2006
	In millions
Net revenue(1):
Industry standard servers	$2,689	$2,448
Business critical systems	848	906
Storage	916	886
Enterprise Storage and Servers	4,453	4,240
Technology services	2,093	2,081
Outsourcing services(2)	1,125	1,011
Consulting and integration	730	665
HP Services	3,948	3,757
OpenView(3)	457	205
OpenCall & other	93	99
HP Software	550	304
Technology Solutions Group	8,951	8,301
Desktops	3,812	3,854
Notebooks	4,144	2,954
Workstations	405	329
Handhelds	183	216
Other	175	96
Personal Systems Group	8,719	7,449
Commercial hardware	1,689	1,655
Consumer hardware	1,227	1,223
Supplies	4,069	3,652
Other	14	15
Imaging and Printing Group	6,999	6,545
HP Financial Services	547	496
Corporate Investments	157	129
Total segments	25,373	22,920
Eliminations of intersegment net revenue and other	(291)	(261)
Total HP consolidated	$25,082	$22,659

(1)                Certain fiscal 2007 organizational realignments have been reflected retroactively to provide improved visibility and comparability. For each of the quarters in fiscal year 2006, the realignments primarily resulted in revenue movement within business units within the ESS and HPS segments. There was no impact to total segment revenue.

(2)                Reflects the name change from Managed Services to Outsourcing Services effective in fiscal 2007.

(3)                Includes the results of Mercury from November 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium sized businesses (“SMBs”), and large enterprises, including the public and education sectors. Our offerings span:

•       personal computing and other access devices,

•       imaging and printing-related products and services,

•       enterprise information technology infrastructure, including enterprise storage and server technology, enterprise system and network management software, and

•       multi-vendor customer services, including technology support and maintenance, consulting and integration and outsourcing services.

We have seven business segments: Enterprise Storage and Servers (“ESS”), HP Services (“HPS”), HP Software, the Personal Systems Group (“PSG”), the Imaging and Printing Group (“IPG”), HP Financial Services (“HPFS”), and Corporate Investments. ESS, HPS and HP Software are structured beneath a broader Technology Solutions Group (“TSG”). While TSG is not an operating segment, we sometimes provide financial data aggregating the segments within TSG in order to provide a supplementary view of our business.

The operating framework in which we manage our businesses and guide our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and capital strategy. Although we have made progress towards our goals in recent periods, there are still many areas in which we believe that we can improve. To implement this operating framework, we are focused on the following initiatives:

•       We are engaged in a process of examining every function and every business in the company in order to optimize efficiency and reduce cost;

•       We are in the process of consolidating 85 data centers worldwide into six state-of-the-art centers in three U.S. cities and consolidating several hundred real estate locations worldwide to fewer core sites in order to reduce our IT spending and real estate costs;

•       We are reinvesting the cost savings from these initiatives by expanding our sales force and aligning our resources in order to build our market share in emerging markets while expanding our coverage to drive growth in mature markets;

•       We are developing training programs for our sales forces designed to enhance our ability to provide solutions to our customers and build customer loyalty;

•       We are building and expanding our services organization to support our technology businesses and provide comprehensive solutions to our customers;

•       We are developing a global delivery structure to take advantage of regions where advanced technical expertise is available at lower costs;

•       We are making focused and strategic acquisitions that make sense both from a financial and an operational perspective;

•       We are expanding our ethics and compliance programs and corporate governance to ensure that our actions are consistent with HP’s values; and

•       We are repurchasing shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically.

In February 2007, we announced that we will modify our defined benefit pension plan for the remaining number of U.S. employees still accruing benefits under the program. Effective January 1, 2008, we will stop making additional contributions to the pensions of these employees and will, instead, increase the size of our 401(k) match for these employees to 6 percent from 4 percent of eligible earnings. The final pension benefit amount will be calculated based on pay and service through December 31, 2007. In addition, future eligibility for the Pre-2003 HP Retiree Medical Program will be limited to only those employees who are within five years of satisfying the program’s eligibility criteria on June 30, 2007. These actions will result in reductions to the U.S. defined benefit and post-retirement plan obligations. We estimate that we will receive a one-time curtailment gain of approximately $500 million in the second quarter of fiscal 2007. As part of this announcement, we will offer an option for eligible affected employees to participate in a 2007 U.S. Enhanced Early Retirement program (the “2007 EER”). The curtailment gain and the cost of the 2007 EER will be recorded in the second quarter of fiscal 2007. The cost of the 2007 EER will depend on the level of participation in the program, but we believe such cost will be approximately equal to the curtailment gain. We expect approximately 3,000 employees to exit the company by May 2007.

In terms of how our execution of our operating framework has translated into financial performance, the following provides an overview of our key financial metrics in the first quarter of fiscal 2007:

		TSG
	HP Consolidated	ESS	HPS	HP Software	Total	PSG	IPG	HPFS
	in millions, except per share amounts
Net revenue	$25,082	$4,453	$3,948	$550	$8,951	$8,719	$6,999	$547
Year-over-year net revenue % increase	11%	5%	5%	81%	8%	17%	7%	10%
Earnings from operations	$1,843	$416	$414	$47	$877	$414	$1,073	$32
Earnings from operations as a % of net revenue	7.3%	9.3%	10.5%	8.5%	9.8%	4.7%	15.3%	5.9%
Net earnings	$1,547
Net earnings per share
Basic	$0.57
Diluted	$0.55

Cash and cash equivalents at January 31, totaled $10.1 billion, a decrease of $6.3 billion from the October 31, 2006 balance of $16.4 billion. The decrease for the first three months of fiscal 2007 was related primarily to $4.5 billion of net cash paid for business acquisitions and $2.3 billion paid to repurchase of our common stock.

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

For a further discussion of factors that could impact operating results, see the section entitled “Factors That Could Affect Future Results” below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended January 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Condensed Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

RESULTS OF OPERATIONS

Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2007		2006
	In millions
Net revenue	$25,082	100.0%	$22,659	100.0%
Cost of sales(1)	19,136	76.3%	17,392	76.8%
Gross margin	5,946	23.7%	5,267	23.2%
Research and development	877	3.5%	871	3.8%
Selling, general and administrative	2,908	11.6%	2,692	11.9%
Amortization of purchased intangible assets	201	0.8%	147	0.6%
In-process research and development charges	167	0.7%	50	0.2%
Restructuring	(41)	(0.2)%	15	0.1%
Pension curtailment	(9)	—	—	—
Earnings from operations	1,843	7.3%	1,492	6.6%
Interest and other, net	111	0.5%	38	0.1%
Gains (Losses) on investments	10	—	(2)	—
Earnings before taxes	1,964	7.8%	1,528	6.7%
Provision for taxes	417	1.6%	301	1.3%
Net earnings	$1,547	6.2%	$1,227	5.4%

(1)                Cost of products, cost of services and financing interest.

Net Revenue

The components of weighted-average net revenue growth were as follows:

Three months ended January 31, 2007
Percentage Points
Personal Systems Group	5.6
Imaging and Printing Group	2.0
HP Software	1.1
Enterprise Storage and Servers	1.0
HP Services	0.8
HP Financial Services	0.2
Corporate Investments/Other	—
Total HP	10.7

For the three months ended January 31, 2007, net revenue increased 11% from the prior-year comparable period (7% on a constant currency basis). The favorable currency impact was due primarily to the movement of the dollar against the euro. U.S. net revenue increased 4% to $8.2 billion, while international net revenue increased 14% to $16.9 billion. PSG had double digit net revenue growth across all regions as a result of a 19% unit volume increase. The unit volume increase resulted from strong growth in notebooks and significant improvement in emerging markets, which was partially offset by declines of 2% and 4% in average selling prices (“ASPs”) in consumer and commercial clients, respectively. IPG net revenue growth was due mainly to increased unit volumes of printer supplies resulting from the continued expansion of printer hardware placements and the strong performance of color-related products. The net revenue growth in HP Software was due primarily to growth in our OpenView business as a result of the acquisition of Mercury Interactive Corporation (“Mercury”) and increases in support and service contracts. ESS net revenue growth was the result primarily of strong Blade revenue growth, unit growth in our industry standard servers business (“ISS”), increased option attach rates in our ProLiant server line, continued strong performance in mid-range EVA products within our Storage business and revenue increases from our Integrity servers. The ESS growth was moderated by revenue declines in our tape business, high-end arrays and PA-RISC and Alpha Server product lines. HPS net revenue increased due primarily to favorable currency impacts,  revenue increases in outsourcing services driven by new business and existing accounts and revenue increases in consulting and integration due to improved performance in Americas and Europe, Middle East and Africa (“EMEA”).  The HPFS net revenue increase was due primarily to operating lease growth, which was partially offset by lower end of lease activity.

Stock-Based Compensation Expense

See Note 2 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Gross Margin

The weighted-average components of the change in gross margin as a percentage of net revenue as compared to last year were as follows:

Three months ended January 31, 2007
Percentage Points
HP Software	0.6
HP Services	0.3
Imaging and Printing Group	0.1
Enterprise Storage and Servers	(0.2)
HP Financial Services	(0.1)
Personal Systems Group	(0.3)
Corporate Investments/Other	0.1
Total HP	0.5

Total company gross margin increased for the three months ended January 31, 2007, as compared to the same period in the prior year. The improvement in HP Software gross margin was due primarily to a favorable change in the revenue mix driven by Mercury license revenue, which typically has a higher gross margin than the remainder of the segment, as well as by more effective management of the support and services costs for OpenView. The HPS gross margin increase was driven mainly by the continued focus on cost structure improvement from delivery efficiencies and cost controls, which were partially offset by the continued competitive environment in the solutions and services business. For IPG, gross margin increased due primarily to improved supplies margins related to product mix, which were partially offset by unfavorable hardware margins. The decrease in ESS gross margin was due primarily to a continued mix shift towards ISS within the segment, the ongoing mix shift to lower-margin Integrity products within business critical systems, higher discount rates and pricing pressures. The HPFS gross margin decline was due primarily to higher bad debt expense. The gross margin decrease in PSG resulted primarily from declines in ASPs, which were partially offset by reduced component costs and improvements in supply chain and warranty costs per unit.

Operating Expenses

Research and Development

Total research and development (“R&D”) expense as a percentage of net revenue decreased slightly in the first quarter of fiscal 2007 as compared to the prior year period due primarily to revenue growing faster than R&D expense. R&D expense increased slightly in the first quarter of fiscal 2007 as compared to the prior year period due primarily to the unfavorable currency impacts related to the movement of the dollar against the euro.  As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in R&D expense for the three months ended January 31, 2007.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense declined as a percentage of net revenue in the first quarter of fiscal 2007 from the prior-year comparable period due primarily to the increase in net revenue outpacing SG&A expense growth. Total SG&A expense increased due primarily to higher acquisition-related costs and unfavorable currency impacts related to the movement of the dollar against the euro.  As a percentage of net revenue, the ESS, HPS and PSG segments experienced a year-over-year decrease in SG&A expense for the three months ended January 31, 2007, while IPG and HP Software experienced a year-over-year increase in SG&A expense.

Amortization of Purchased Intangible Assets

The increase in amortization expense for the three months ended January 31, 2007 as compared to the same period in the prior year was due primarily to amortization expenses related primarily to the acquisition of Mercury in the first quarter of fiscal 2007, which were partially offset by a decrease in amortization expense related to certain intangible assets associated with prior acquisitions, including the Compaq Computer Corporation (“Compaq”) acquisition, that had reached the end of their amortization period.

For more information on our amortization of purchased intangibles assets, see Note 6 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

In-Process Research and Development Charges

In the first quarter of fiscal 2007 and 2006, we recorded $167 million and $50 million, respectively, of in-process research & development (“IPR&D”) charges in connection with the acquisitions completed during those periods.

Restructuring

Restructuring charges for the three months ended January 31, 2007 resulted in a net credit of $41 million. The credit was due primarily to severance adjustments for employees who were expected to be terminated but who found new positions within HP, a non-cash stock-based compensation expense adjustment and a curtailment gain from our U.S. retiree medical program, all related to our fiscal 2005 restructuring plan approved in the fourth quarter of fiscal 2005.  These adjustments were partially offset by a restructuring charge related to our fiscal 2003, 2002 and 2001 restructuring programs. Restructuring charges for the three months ended January 31, 2006 were due primarily to charges related to the facility accrual for the fiscal 2001 and 2003 programs, partially offset by a net reduction related to the fiscal 2005 program. The credit resulted mainly from the curtailment gain on the U.S. post-retiree medical program. For more information, see Note 7 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Pension Curtailment

In the first quarter of fiscal 2007, we recognized a net curtailment gain of $9 million relating to our non-U.S. pension plans. The net gain primarily reflected a plan design change in Mexico, where we ceased our pension accruals for current employees who did not meet defined criteria based on age and years of service (calculated as of December 31, 2006).

Interest and Other, Net

Interest and other, net increased by $73 million for the three moths ended January 31, 2007 compared to the corresponding period in fiscal 2006. The increase resulted primarily from favorable currency impacts on various balance sheet items and higher interest income over the prior year period related to higher short-term interest rates in fiscal 2007, which were partially offset by higher interest expenses due to our higher average debt balances.

Gains (Losses) on Investments

Net gains on investment for the three months ended January 31, 2007 resulted primarily from gains on the sale of investments, which were offset in part by impairment charges on our investment portfolio. Net losses for the three months ended January 31, 2006 resulted primarily from impairment charges on our equity investments portfolios.

Provision for Taxes

Our effective tax rates were 21.2% and 19.7% for the three months ended January 31, 2007 and January 31, 2006, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the U.S. There were no material discrete items affecting the tax rates for the three months ended January 31, 2007 and January 31, 2006, respectively.

Segment Information

A description of the products and services for each segment can be found in Note 15 to the Consolidated Condensed Financial Statements. We have presented the business segments in this Form 10-Q based on our management organizational structure as of January 31, 2007 and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

ESS, HPS and HP Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended January 31
	2007	2006	% Increase
	In millions
Net revenue	$4,453	$4,240	5.0%
Earnings from operations	$416	$326	27.6%
Earnings from operations as a % of net revenue	9.3%	7.7%

The components of weighted-average net revenue growth by business unit were as follows:

Three months ended January 31, 2007
Percentage Points
Industry standard servers	5.7
Storage	0.7
Business critical systems	(1.4)
Total ESS	5.0

ESS net revenue increased 1% in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 on a constant currency basis. The favorable currency impact was due primarily to the movement of the dollar against the euro. Net revenue growth in industry standard servers of 10% was driven by strong growth in Blade revenue and unit growth as well as increased option attach rates in the ProLiant server line. Storage net revenue increased 3% in the first quarter of fiscal year 2007 compared to the prior year period, with continued strong performance in mid-range EVA products within the storage area networks offerings while the tape business and  high-end array declines moderated the overall storage growth. Business critical systems net revenue decreased  6% in the first quarter of fiscal 2007. This decrease was due primarily to revenue declines in the PA-RISC product line and to the planned phase out of our Alpha Server product line. The declines were partially offset by strong net revenue growth in our Integrity servers, which represented 55% of the business critical systems revenue mix in the first quarter of fiscal 2007 up from 30% in the prior year period. We expect revenue mix from Integrity servers will continue to grow as customers migrate from PA-RISC and Alpha products. Integrity server revenue in the first quarter of fiscal 2007 also included revenue from Montecito-based Integrity servers which were first shipped in the fourth quarter of fiscal 2006. NonStop server net revenue decreased 14% in the first quarter of fiscal 2007 from the prior year period due primarily to a revenue decrease related to discontinued products.

ESS earnings from operations as a percentage of net revenue increased by 1.6 percentage points in the first quarter of fiscal 2007 compared to the prior year period, due primarily to a decrease in operating expenses as a percentage of net revenue which was partially offset by a slight decline in gross margin. Gross margin decreased slightly in the first quarter of fiscal 2007 due primarily to a continued mix shift towards industry standard servers within the segment, the ongoing mix shift to lower-margin Integrity products within business critical systems, higher discount rates and pricing pressures.  The decrease in operating expense as a percentage of net revenue in the first quarter of fiscal 2007 resulted primarily from increased revenue and decreased operating expenses in that quarter. The decreased operating expenses reflected the benefits of our expense controls.

HP Services

	Three months ended January 31
	2007	2006	% (Decrease) / Increase
	In millions
Net revenue	$3,948	$3,757	5.1%
Earnings from operations	$414	$293	41.3%
Earnings from operations as a % of net revenue	10.5%	7.8%

The components of weighted-average net revenue growth by business unit were as follows:

Three months ended January 31, 2007
Percentage Points
Technology services	0.4
Outsourcing services(1)	3.0
Consulting and integration	1.7
Total HPS	5.1

(1)                Reflects the name change from Managed Services to Outsourcing Services effective in fiscal 2007.

On a constant currency basis, HPS net revenue increased 1% for the three months ended January 31, 2007, as compared to the same period in fiscal 2006. The favorable currency impact was due primarily to the movement of the dollar against the euro. Net revenue in technology services increased 1% in the first quarter of fiscal 2007 due primarily to favorable currency impacts as compared to the same period in fiscal 2006 and changes in the mix of platforms being serviced, which were partially offset by competitive pricing pressures. During the three months ended January 31, 2007, the 11% growth in outsourcing services net revenue from the same period in fiscal 2006 was driven mainly by existing account growth, new business and favorable currency impacts. Net revenue in consulting and integration increased 10% compared to the same period in fiscal 2006, due primarily to improved performance in the Americas and in EMEA and favorable currency impacts.

HPS earnings from operations as a percentage of net revenue for the three months ended January 31, 2007 increased by 2.7 percentage points. The operating margin increase was the result of a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase in HPS was due primarily to the continued focus on cost structure improvements from delivery efficiencies and cost controls as compared to the same period in fiscal year 2006, which were partially offset by the continued competitive environment in the solutions and services business. In the first quarter of fiscal 2007, continued efficiency improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to the prior year period. Technology services operating margin continued to benefit from improved delivery efficiencies and cost controls as well as portfolio decisions made to improve profitability, all of which were offset in part by the impact of the ongoing portfolio mix shift from higher margin proprietary support to lower margin areas such as IT solution services. Outsourcing services operating margin increased in the first quarter of fiscal 2007 due primarily to reduced operating expenses. Consulting and integration operating margin improved in the first quarter of fiscal 2007 due mainly to reduced operating expenses and more efficient utilization of our consultants.

HP Software

	Three months ended January 31
	2007	2006	% Increase
	In millions
Net revenue	$550	$304	80.9%
Earnings from operations	$47	$9	422%
Earnings from operations as a % of net revenue	8.5%	3.0%

On a constant currency basis, HP Software revenue increased 75% as compared to the same period in fiscal 2006. The favorable currency impact was due primarily to the movement of the dollar against the euro. Excluding the results of Mercury, HP Software’s revenues grew 7%. Net revenue associated with the

Mercury acquisition was included in the results of OpenView, our management solutions software product line, which increased 123% for the first quarter of fiscal 2007, and 14% without Mercury. Net revenue for OpenCall, our telecommunications solutions product line, decreased 6%. OpenView net revenue growth was the result of the Mercury acquisition and increases in support and services contracts. The decrease in OpenCall net revenue was the result of the decline of hardware computer revenue and services.

The operating margin improvement of 5.5 percentage points for the three months ended January 31, 2007 as compared to the same period in fiscal 2006 was the result primarily of an increase in gross margin, partially offset by an increase in operating expense as a percentage of net revenue. The improvement in gross margin was a result of a favorable change in the revenue mix driven by Mercury licenses, which typically have higher gross margins than the remainder of the segment, and by more effective management of the support and services costs for OpenView. The increase in operating expense as a percentage of net revenue was attributable to a higher proportion of field selling costs as a percentage of revenue and integration expenses related to the Mercury acquisition.

Personal Systems Group

	Three months ended January 31
	2007	2006	% Increase
	In millions
Net revenue	$8,719	$7,449	17.0%
Earnings from operations	$414	$293	41.3%
Earnings from operations as a % of net revenue	4.7%	3.9%

The components of weighted-average net revenue growth by business unit were as follows:

Three months ended January 31, 2007
Percentage Points
Notebook PCs	16.0
Workstations	1.0
Desktop PCs	(0.6)
Handhelds	(0.4)
Other	1.0
Total PSG	17.0

On a constant currency basis, PSG’s net revenue increased 14% for the three months ended January 31, 2007 compared to the same period in fiscal 2006. The favorable currency impact was due primarily to the movement of the dollar against the euro. An overall unit volume increase of 19% drove double digit net revenue growth across all regions. The unit volume increase was the result of strong growth in notebooks, with significant improvements in emerging markets. Net revenue for notebook PCs increased 40%, while net revenue for desktop PCs decreased 1% from the prior year period. Net revenue for consumer clients and commercial clients increased 28% and 8%, respectively, from the prior year period. The net revenue increase in Other was related primarily to increased television unit volumes and improvements in extended warranty sales. The revenue increases were partially offset by a decrease in handhelds revenue due to a decline in the Personal Digital Assistant (“PDA”) product market, coupled with our product transition to converged devices. The PSG unit volume increase was moderated by declines of 2% in consumer client ASPs and 4% in commercial client ASPs. ASPs declined from the prior year period as a result of price erosion related to component cost reductions, which was partially offset by an increased notebook mix and improved attach rates for monitors and other accessories.

For the three months ended January 31, 2007, PSG earnings from operations as a percentage of net revenue increased by 0.8 percentage points from the same period in fiscal 2006 as a result of a decrease in operating expenses as a percentage of net revenue, which was partially offset by a slight decrease in gross margin. The gross margin decrease was due primarily to the ASP decline, which was partially offset by reduced component costs and improvements in supply chain and warranty costs per unit. The operating expense decline as a percentage of net revenue was the result primarily of the increased net revenue and continued efforts on improving cost structure through efficiency measures.

Imaging and Printing Group

	Three months ended January 31
	2007	2006	% Increase
	In millions
Net revenue	$6,999	$6,545	6.9%
Earnings from operations	$1,073	$973	10.3%
Earnings from operations as a % of net revenue	15.3%	14.9%

The components of weighted-average net revenue growth by business unit were as follows:

Three months ended January 31, 2007
Percentage Points
Supplies	6.3
Commercial hardware	0.5
Consumer hardware	0.1
Total IPG	6.9

On a constant currency basis, IPG’s net revenue increased 4% for the three months ended January 31, 2007 from the prior year comparable period. The favorable currency impact was due primarily to the movement of the dollar against the euro. The growth in printer supplies net revenue reflected higher unit volumes as a result of the continued expansion of printer hardware placements and the strong performance of color-related products. The growth in commercial hardware net revenue was attributable mainly to unit volume growth in color laser printers and multifunction printers and, to a lesser extent, revenue from our large format printing products. Both commercial and consumer hardware were impacted by the continued shift in demand to lower-priced products and strategic pricing decisions, which caused average revenue per unit to decline.

For the three months ended January 31, 2007, IPG earnings from operations as a percentage of net revenue increased 0.4 percentage points as compared to the same period in fiscal 2006, which was the result primarily of an increase in gross margin. The gross margin increase was due primarily to improved margins for supplies due to product mix, which was partially offset by unfavorable hardware margins. Operating expense as a percentage of net revenue was flat as compared to the same period in fiscal 2006, which was the result of increased spending on initiatives to increase hardware sales coupled with the increase in revenue.

HP Financial Services

	Three months ended January 31
	2007	2006	% Increase (Decrease)
	In millions
Net revenue	$547	$496	10.3%
Earnings from operations	$32	$38	(15.8)%
Earnings from operations as a % of net revenue	5.9%	7.7%

For the three months ended January 31, 2007, HPFS net revenue increased by 10% compared to the prior year comparable period. The net revenue increase was due primarily to operating lease growth, which was partially offset by lower end of lease activity.

For the three months ended January 31, 2007, the 1.8 percentage point decrease in earnings from operations as a percentage of net revenue consisted of a decrease in gross margin, which was partially offset by a decrease in operating expense as a percentage of net revenue. The gross margin decline was due primarily to higher bad debt expense. The decrease in operating expenses as a percentage of net revenue was the result of cost savings achieved through continued cost controls.

Financing Originations

	Three months ended January 31
	2007	2006
	In millions
Total financing originations	$1,008	$969

New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 4% in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. The increase was driven by higher financing associated with HP product sales and a favorable currency impact.

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

The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2007		October 31, 2006
	In millions
Portfolio assets(1)	$7,469		$7,345
Allowance for doubtful accounts	87		80
Operating lease equipment reserve	44		42
Total reserve	131		122
Net portfolio assets	$7,338		$7,223
Reserve coverage	1.8%		1.7%
Debt to equity ratio(2)	6.0	x	6.0	x

(1)                Portfolio assets include financing receivables of approximately $5.0 billion at January 31, 2007 and $4.9 billion at October 31, 2006 and net equipment under operating leases of $1.5 billion at January 31, 2007 and at October 31, 2006, as disclosed in Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $500 million at January 31, 2007 and $400 million at October 31, 2006, and intercompany leases of approximately $500 million at January 31, 2007 and at October 31, 2006, both of which are eliminated in consolidation.

(2)                HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

Portfolio assets at January 31, 2007 increased 2% from October 31, 2006. The increase resulted from a high level of financing originations in the first quarter of fiscal 2007 and a favorable currency impact.

Roll-forward of Reserves:

	October 31, 2006	Additions to allowance	Deductions, net of recoveries	January 31, 2007
	In millions
Allowance for doubtful accounts	$80	$8	$(1)	$87
Operating lease equipment reserve	42	4	(2)	44
Total reserve	$122	$12	$(3)	$131

Corporate Investments

	Three months ended January 31
	2007	2006	% Increase (Decrease)
	In millions
Net revenue	$157	$129	21.7%
Loss from operations	$(29)	$(33)	(12.1)%
Loss from operations as a % of net revenue	(18.5)%	(25.6)%

For the three months ended January 31, 2007, the majority of the net revenue in Corporate Investments related to network infrastructure products, which increased 21% compared to the same period in fiscal 2006 as a result of continued increased sales of gigabit Ethernet switch products sold under the brand “ProCurve Networking.”

Corporate Investments’ loss from operations for the first quarter of fiscal 2007 decreased from the same period in the prior fiscal year due primarily to an increase in operating profit in network infrastructure products as the result of higher sales. Expenses related to corporate development, global alliances and HP Labs contributed to the majority of the loss from operations. Such loss was offset in part by operating profit from network infrastructure product sales.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Three months ended January 31
	2007	2006
	In millions
Net cash (used in) provided by operating activities	$(22)	$1,846
Net cash used in investing activities	(4,964)	(967)
Net cash used in financing activities	(1,357)	(2,856)
Net decrease in cash and cash equivalents	$(6,343)	$(1,977)

Operating Activities

Net cash (used in) provided by operating activities decreased by approximately $1.9 billion for the three months ended January 31, 2007 as compared to the corresponding period in fiscal 2006. The decrease was due primarily to higher payments for bonuses earned in fiscal 2006 and paid in the first quarter of fiscal 2007 and year-over-year increases in accounts receivable and inventories. The effect of such increases were partially offset by year-over-year increases in accounts payable.

Investing Activities

Net cash used in investing activities increased by $4 billion for the three months ended January 31, 2007 as compared to the corresponding period in fiscal 2006 due primarily to cash paid for acquisitions, including the acquisition of Mercury, and higher payments for property, plant and equipment.

Financing Activities

Net cash used in financing activities decreased by $1.5 billion for the three months ended January 31, 2007 as compared to the corresponding period in fiscal 2006 due primarily to a $1.7 billion prepayment for  future stock repurchases made in the first quarter of fiscal 2006 as described below. We did not make a prepayment for future stock repurchases in the first quarter of fiscal 2007. In addition, we increased borrowings from commercial paper and notes payable. These actions were partially offset by a $0.9 billion increase in repurchases of common stock and a $0.8 billion increase in debt repayment.

We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 57 million shares for approximately $2.3 billion in the first quarter of fiscal 2007. In the first quarter of fiscal 2006, we repurchased approximately 48 million shares for an aggregate price of $1.4 billion.

In addition to the shares we repurchased during the quarter ended January 31, 2007, we received 13 million shares for an aggregate price of $431 million under a prepaid variable share purchase program (“PVSPP”) entered into with a third-party investment bank during the first quarter of 2006. Under the PVSPP, we prepaid $1.7 billion in the first quarter of fiscal 2006 in exchange for the right to receive a variable number of shares of our common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. We recorded the payment as a prepaid stock repurchase in the stockholders’ equity section of our Consolidated Condensed Balance Sheet and included the payment in the cash flows from financing activities in the Consolidated Condensed Statement of Cash Flows. In connection with this program, the investment bank has purchased and will continue to trade shares of our common stock in the open market over time. The prepaid funds will be expended ratably over the term of the program.

Under the PVSPP, the prices at which we purchase the shares are subject to a minimum and maximum price that was determined in advance of any repurchases being completed under the program, thereby effectively hedging our repurchase price. The minimum and maximum number of shares we could receive under the program is 52 million shares and 70 million shares, respectively. The exact number of shares to be repurchased is based upon the volume weighted-average market price of our shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares we are permitted to repurchase. We decrease our shares outstanding each settlement period as shares are physically received. We will retire all shares repurchased under the PVSPP, and we will no longer deem those shares outstanding. We completed all repurchases under the PVSPP on March 9, 2007. As of that date we had cumulatively received a total of 53 million shares under the PVSPP.

We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. As of January 31, 2007, we had remaining authorization of approximately $3.3 billion for future share repurchases in addition to the previously authorized share repurchases of approximately $200 million made under the PVSPP in the second quarter of fiscal 2007.

Key Performance Metrics

	January 31, 2007	October 31, 2006
Days of sales outstanding in accounts receivable	37	40
Days of supply in inventory	39	38
Days of purchases outstanding in accounts payable	(53)	(59)
Cash conversion cycle	23	19

Days of sales outstanding in accounts receivable (“DSO”) measures the average number of days our receivables are outstanding. DSO is calculated by dividing accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue.

Days of supply in inventory (“DOS”) measures the average number of days from procurement to sale of our product. DOS is calculated by dividing net inventory by a 90-day average cost of goods sold.

Days of purchases outstanding in accounts payable (“DPO”) measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing accounts payable by a 90-day average cost of goods sold.

Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

The improvement in DSO was due primarily to a lower accounts receivable balance resulting from the timing of revenue during the three months ended January 31, 2007 compared to the three months ended October 31, 2006. The increase in DOS was due primarily to higher inventory balance as a result of strategic buys. The decrease in DPO was due primarily to a lower accounts payable balance as a result of large pay downs in the first quarter of fiscal 2007 for the high purchase activities during the fourth quarter of fiscal 2006, which was partially offset by increased inventory purchases toward the end of the first quarter of fiscal 2007. These changes contributed to the increase in the cash conversion cycle for the first quarter ended January 31, 2007 compared to the fourth quarter ended October 31, 2006.

LIQUIDITY

As previously discussed, we generally use cash generated by operations as our primary source of liquidity, since internally generated cash flows are typically sufficient to support business operations, capital expenditures and the payment of stockholder dividends, in addition to a level of discretionary investments and share repurchases. We are able to supplement this near term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various foreign and domestic financial institutions.

We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and the overall cost of capital. Outstanding debt increased to $5.8  billion as of January 31, 2007 as compared to $5.2 billion at October 31, 2006, bearing weighted-average interest rates of 5.0% and 5.1%, respectively. Short-term borrowings increased to $3.3 billion at January 31, 2007 from $2.7 billion at October 31, 2006. The increase was due primarily to the net issuance of $1.3 billion of our commercial paper and notes payable and $300 million of debt assumed in connection with the Mercury acquisition. This increase was offset partially by the repayment of our $1.0 billion Global Notes in December 2006. During the first quarter of 2007, we issued $6.8 billion and repaid $5.7 billion of commercial paper. As of January 31, 2007, we had $13 million in total borrowings collateralized by certain financing receivable assets.

HP, and not the HPFS financing business, issued the vast majority of our total outstanding debt. Like other financial services companies, HPFS has a business model that is asset-intensive in nature and therefore is more debt-dependent than our other business segments. At January 31, 2007, HPFS had approximately $7.3 billion in net portfolio assets, which included short- and long-term financing receivables and operating lease assets.

We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

	Original Amount	At January 31, 2007
	Available	Used	Available
	In millions
2002 Shelf Registration Statement
Debt, global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	—	3,000
Lines of credit	2,456	83	2,373
Commercial paper programs
U.S.	6,000	1,129	4,871
Euro	500	180	320
	$14,956	$3,392	$11,564

In November 2006, in connection with the Mercury acquisition, we assumed notes issued by Mercury with a face value of $300 million, maturing on July 1, 2007 and bearing interest at a  rate of 4.75% per annum (the “Mercury Notes”). As of January 31, 2007, we repurchased $17 million in principal amount of the Mercury Notes assumed by us, leaving $283 million in principal amount outstanding. On March 1, 2007, we repurchased an additional $281 million in principal amount of the Mercury Notes.

In May 2006, we filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”) to enable us to offer and sell from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, we issued $1.0 billion in Floating Rate Global Notes under this registration statement. We used a portion of the proceeds received to repay our 5.25% Euro Medium-Term Notes due July 2006 at maturity. We used the remainder of the net proceeds for general corporate purposes. On February 22, 2007, we issued an additional $2.0 billion of global notes under this registration statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum and $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum.  The $600 million notes were issued at par, while the $900 million notes and $500 million notes were issued at discounts to par at 99.938% and 99.694%, respectively. We plan to use the net proceeds from these note offerings for general corporate purposes, including up to $289 million to fund the repurchase of the Mercury Notes as described above and to repay short-term commercial paper maturing in February and March of 2007.

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

Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor’s Ratings Services, Moody’s Investors Service and Fitch Ratings currently rate our senior unsecured long term debt A, A2 and A and our short-term debt A-1, Prime-1, and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including our credit facility or the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme.

We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $486 million as of January 31, 2007. We sold approximately $658 million of trade receivables during the first quarter of fiscal 2007. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under the previous alternative prompt payment programs. As of January 31, 2007, there was approximately $173 million available under these programs.

Contractual Obligations

At January 31, 2007, our unconditional purchase obligations are approximately $4.4 billion, compared with $2.8 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items. The increase in our unconditional purchase obligations was due primarily to increased commitments for components.

Funding Commitments

We previously disclosed in our Consolidated Financial Statements for the year ended October 31, 2006 that we expected to contribute approximately $120 million to our pension plans, approximately $15 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims for our post-retirement benefit plans. As of January 31, 2007, we have made contributions of approximately $42 million and $13 million to non-U.S. pension plans and U.S. non-qualified plan participants, respectively, and paid $14 million to cover benefit claims for post-retirement benefit plans. We presently anticipate making additional contributions of between $60 million and $80 million to our pension plans and expect to pay $58 million to cover benefit claims for post-retirement benefit plans during the remainder of fiscal 2007. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

In conjunction with our announcement to modify our U.S. defined benefit pension plan and our Pre-2003 Retiree Medical Program, we offered eligible employees an option to participate in the 2007 EER.  The severance payments made to participants of the 2007 EER will be paid from assets in the pension plan in which the employee participates. No incremental pension contributions are expected to be made to the pension plan stemming from the 2007 EER offering.

We expect to make significant cash outlays associated with our restructuring plans during fiscal 2007. As a result of our approved restructuring plans, we expect future cash expenditures of $397 million, which is recorded on our Consolidated Condensed Balance Sheet at January 31, 2007. We expect to make cash payments of approximately $295 million during the remainder of fiscal 2007 and the majority of the remaining $102 million through 2014.

Since January 31, 2007, we completed the acquisitions of two companies and agreed to acquire a third company. For details on those acqusitions, see “Pending and Completed Acquisitions” under Note 5 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2007, we are not involved in any material unconsolidated SPEs.

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

Even if we are able to maintain or increase market share for a particular product, revenue could decline because the product is in a maturing industry. Revenue and margins also could decline due to increased competition from other types of products. For example, refill and remanufactured alternatives for some of HP’s LaserJet toner and inkjet cartridges compete with HP’s supplies business. In addition, other companies have developed and marketed new compatible cartridges for HP’s LaserJet and inkjet products, particularly in jurisdictions outside of the United States where adequate intellectual property protection may not exist. HP expects competitive refill and remanufacturing and cloned cartridge activity to continue to pressure margins in IPG, which in turn has a significant impact on HP margins and profitability overall.

If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at all or within a given product’s life cycle. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position.

In the course of conducting our business, we must adequately address quality issues associated with our products and services, including defects in our engineering, design and manufacturing processes, as well as defects in third-party components included in our products. In order to address quality issues, we work extensively with our customers and suppliers and engage in product testing to determine the cause of the problem and to determine appropriate solutions. However, we may have limited ability to control quality issues, particularly with respect to faulty components manufactured by third parties. If we are unable to determine the cause, find an appropriate solution or offer a temporary fix (or “patch”), we may delay shipment to customers, which would delay revenue recognition and could adversely affect our revenue and reported results. Finding solutions to quality issues can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty operating our products, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers’ expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our reputation, which could have a material adverse effect on our operating results.

If we do not effectively manage our product and services transitions, our revenue may suffer.

Many of the industries in which we compete are characterized by rapid technological advances in hardware performance, Software functionality and features, frequent introduction of new products, short product life cycles, and continual improvement in product price characteristics relative to product performance. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be supported adequately by application software. The introduction of new products by our suppliers, such as the release of the Windows Vista™ operating system by Microsoft that occurred near the end of HP’s first fiscal quarter of 2007, also has made it difficult to predict customer demand. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline.

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

Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, in recent years, individuals and groups have begun purchasing intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from large companies such as HP. If we cannot or do not license the infringed technology at all or on reasonable terms or substitute similar technology from another source, our operations could suffer. Even if we believe that the claims are without merit, the claims can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual agreements to us.

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

Economic uncertainty could adversely affect our revenue, gross margin and expenses.

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

Sales outside the United States make up more than 60% of our net revenue. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

•       ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations and actual or anticipated military or political conflicts;

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

As more than 60% of our sales are from countries outside of the United States, other currencies, particularly the euro and the Japanese yen, can have an impact on HP’s results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

Our future operating results may be adversely affected by any conflicts that might arise between our various sales channels, the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Many of our significant distributors operate on narrow product margins and have been negatively affected by business pressures. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution if our distributors’ financial conditions or operations weaken.

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

Our operations depend on our ability to anticipate our needs for components, products and services and our suppliers’ ability to deliver sufficient quantities of quality components, products and services at reasonable prices in time for us to meet critical schedules. Given the wide variety of systems, products and services that we offer, the large number of our suppliers and contract manufacturers that are dispersed across the globe, and the long lead times that are required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. Other supplier problems that we could face include component shortages, excess supply, risks related to the terms of our contracts with suppliers, risks associated with contingent workers, and risks related to our relationships with single source suppliers, as described below.

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

•       Contractual terms.   As a result of binding price or purchase commitments with vendors, we may be obligated to purchase supplies or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase supplies or services for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, and our gross margin could suffer. In addition, many of our competitors obtain products or components from the same Contract Manufacturers (“CMs”), Original Design Manufacturers (“ODMs”) and suppliers that we utilize. Our competitors may obtain better pricing and other terms and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain CMs, ODMs and suppliers could be limited. In addition, certain of our CMs, ODMs and suppliers may decide in the future to discontinue conducting business with us. Any of these actions by our competitors, CMs, ODMs or suppliers could adversely affect our future operating results and financial condition.

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

Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period’s net revenue. In particular, IPG and certain of its business units such as printer supplies contribute significantly to our gross margin and profitability. Competition, lawsuits, investigations and other risks affecting IPG therefore may have a significant impact on our overall gross margin and profitability. Certain segments, and ESS in particular, have a higher fixed cost structure than others and may experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations.

Unanticipated changes in HP’s tax provisions or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. Any of these changes could affect our profitability. Furthermore, our tax provisions could be adversely affected as a result of any new interpretative accounting guidance related to accounting for uncertain tax positions, such as FIN 48.

Our sales cycle makes planning and inventory management difficult and future financial results less predictable.

In some of our segments, our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter’s total sales occur towards the end of such quarter. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements, component shortages or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

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

Historically, we have undertaken restructuring and other cost reduction plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense control programs. In July 2005, we announced workforce restructurings as well as reductions through a U.S. early retirement program. As of January 31, 2007, 14,790 positions have been eliminated and 250 positions are expected to be eliminated by the end of fiscal 2007. We expect to reinvest a significant portion of the cost savings from these actions to offset market forces or to be reinvested in our businesses to strengthen HP’s competitiveness, particularly through hiring in key areas. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, and increased costs associated with workforce reductions in those locations, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

During HP’s third fiscal quarter of 2006, we announced a multi-year plan to reduce IT spending by consolidating HP’s 85 data centers worldwide into six larger centers located in three U.S. cities, a four-year program to reduce real estate costs by consolidating several hundred HP real estate locations worldwide to fewer core sites, and a plan to integrate the activities carried out by our Global Operations organization directly into our business segments. Such actions are expected to result in instances of accelerated depreciation or asset impairment when we vacate facilities or cease using equipment before the end of their respective lease term or asset life. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions, including assumptions regarding the costs and timing of activities in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties some of which are beyond our control. If these assumptions are not realized and we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

In February 2007, we announced that we will modify our defined benefit pension plan for the remaining number of U.S. employees still accruing benefits under the program and that, effective July 1, 2007, we will reduce eligibility for our subsidized retiree medical program. Effective January 1, 2008, we will stop making additional contributions to the pensions of these employees and will, instead, increase the size of our 401(k) match for them to 6 percent from 4 percent of eligible earnings. As part of this announcement, we will offer an option for eligible affected employees to participate in an early retirement program. The cost of the early retirement program, which we expect to fund using pension plan assets, will depend on the level of participation in the program. We currently expect approximately 3,000 employees to exit by May 2007, the majority of which we intend to replace. Our ability to achieve the anticipated cost savings and other benefits from these benefit plan changes is subject to many estimates and assumptions, including assumptions regarding the level of participation in the early retirement program, the costs associated with the replacement of retiring employees, and the savings associated with benefit plan changes. These estimates and assumptions are subject to significant uncertainties, some of which are beyond our control. If these assumptions are not realized or if other unforeseen events occur, our results of operations could be adversely affected.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so could seriously harm us.

In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. In particular, we will need to replace a majority of our U.S. employees who exit the company in connection with the pension and retiree medical benefit plan changes and the related early retirement program announced in February 2007. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. The failure to hire or loss of key employees could have a significant impact on our operations.

Cost reduction efforts associated with our share-based payment awards and other compensation and benefit programs could adversely affect our ability to attract and retain employees.

We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. HP began recording charges to earnings for stock-based compensation expense in the first quarter of fiscal 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. As a result, we began to incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payment awards to employees in the future. Like other companies, HP has reviewed its equity compensation strategy in light of the current regulatory and competitive environment and has reduced the total number of options granted to employees and the number of employees who receive share-based payment awards. Due to this change in our stock-based compensation strategy, combined with the pension and other benefit plan changes undertaken to reduce costs and our increasing reliance on variable pay, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

HP’s stock price has historically fluctuated and may continue to fluctuate, which may make future prices of HP’s stock difficult to predict.

HP’s stock price, like that of other technology companies, can be volatile. Some of the factors that can affect our stock price are:

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

General or industry-specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP’s performance also may affect the price of HP common stock. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. If instituted against HP, this type of litigation could result in substantial costs and the diversion of management time and resources.

System security risks and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could harm our revenue, increase our expenses and harm our reputation and stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. In addition, computer programmers and hackers may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. As a result, we could incur significant expenses in addressing problems created by security breaches of our network and any security vulnerabilities of our products. Moreover, we could lose existing or potential customers for information technology outsourcing services or other information technology solutions or incur significant expenses in connection with our customers’ system failures or any actual or perceived security vulnerabilities in our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

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

As part of our business strategy, we frequently engage in discussions with third parties regarding possible investments, acquisitions, strategic alliances, joint ventures, divestitures and outsourcing transactions (“extraordinary transactions”) and enter into agreements relating to such extraordinary transactions in order to further our business objectives. In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete extraordinary transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks of extraordinary transactions can be more pronounced for larger and more complicated transactions such as our recent acquisition of Mercury, or if multiple transactions are pursued simultaneously. If we fail to identify and complete successfully extraordinary transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

•       persuading employees that business cultures are compatible, maintaining employee morale and retaining key employees, engaging with employee works councils representing an acquired company’s non-U.S. employees, integrating employees into HP, correctly estimating employee benefit costs and implementing restructuring programs;

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

Managing extraordinary transactions requires varying levels of management resources, which may divert our attention from other business operations. These extraordinary transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with extraordinary transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with an extraordinary transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, HP’s effective tax rate on an ongoing basis is uncertain, and extraordinary transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing an extraordinary transaction and the risk that an announced extraordinary transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community’s expectations in a given quarter.

We cannot predict the outcome of various regulatory inquiries and stockholder derivative action lawsuits arising out of the processes employed in the investigation into leaks of HP confidential information to members of the media, and we may be named in additional regulatory inquiries and stockholder litigation, all of which could result in significant legal and other expenses.

The Attorney General of the State of California, the Committee on Energy and Commerce of the U.S. House of Representatives, the United States Attorney’s Office for the Northern District of California, the Division of Enforcement of the SEC and the Federal Communications Commission are all conducting or have conducted inquiries or investigations relating to the processes employed in the investigation into leaks of HP confidential information to members of the media. Four stockholder derivative lawsuits also have been filed in California (all of which have been consolidated into a single lawsuit) and two in Delaware (both of which have been consolidated into a single lawsuit) purportedly on behalf of HP stockholders seeking to recover damages and to obtain specified injunctive relief stemming from the activities of the leak investigations. Other regulatory inquiries or investigations may be commenced by other U.S. federal, state or foreign regulatory agencies, and we may in the future be subject to additional litigation or other proceedings arising in relation to these matters. The period of time necessary to resolve these regulatory inquiries and investigations and stockholder lawsuits is uncertain, and the expense of responding to these inquiries and defending such litigation may be significant. In addition, we may be obligated to indemnify (and advance legal expenses to) former or current directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements, and Delaware law. Further, if we enter into settlement agreements or are subject to an adverse finding resulting from any of these inquiries, we could be required to pay fines or penalties or have other remedies imposed upon us.

We have entered into an agreement with the California Attorney General to resolve civil claims relating to the leak investigation. Under the terms of the agreement, which includes an injunction, we have agreed to pay a total of $14.5 million and to implement and maintain for five years a series of measures designed to ensure that HP’s corporate investigations are conducted in accordance with California law and the company’s high ethical standards. If we fail to implement and maintain these measures as required under the agreement, we could be subject to civil or criminal penalties.

In connection with our acquisition of Mercury, we have assumed responsibility for various stockholder derivative matters and regulatory inquiries that were pending against Mercury at the time of the acquisition, which could result in significant legal expenses and may result in the payment of substantial amounts in damages.

Mercury Interactive Corporation Proceedings.   In November 2006, HP completed its acquisition of Mercury. Upon completion of the acquisition, HP assumed oversight for all litigation and regulatory matters pending or subsequently commenced against Mercury.  Prior to the announcement of the acquisition, and beginning on our about August 19, 2005, four securities class action lawsuits were filed (all of which have since been consolidated into a single lawsuit) seeking unspecified monetary damages and other relief from Mercury and certain of its officers and directors for alleged violations of the federal securities laws.  In addition, on February 26, 2007, HP received a request from the Permanent Subcommittee on Investigations of the U.S. Senate Committee on Homeland Security and Governmental Affairs for information relating to Mercury’s past executive compensation and stock option granting policies and procedures, including information about the practice of backdating the grant date of options that allegedly occurred before HP acquired Mercury.  The cost of defending such litigation and responding to the Senate inquiry may be significant.  In addition, if we enter into settlement agreements or are subject to adverse findings in connection with such litigation, we could be required to pay substantial amounts in damages.

Unforeseen environmental costs could impact our future net earnings.

Some of our operations use substances regulated under various federal, state and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead, cadmium and certain other substances that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation in China, the labeling provisions of which went into effect on March 1, 2007 in China. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even when we are not subject to local government regulations. We also could face significant costs and liabilities in connection with product take-back legislation. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. The EU has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the “WEEE Legislation”). Producers participating in the market became financially responsible for implementing these responsibilities beginning in August 2005. Implementation in certain EU member states has been delayed into 2007. HP’s potential liability resulting from the WEEE Legislation may be substantial. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan, the cumulative impact of which could be significant.

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

•       limiting the liability of, and providing indemnification to, HP’s directors and officers;

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

•       requiring a vote by the holders of two-thirds of HP’s outstanding shares to amend certain bylaws relating to HP stockholder meetings, the Board of Directors and indemnification; and

•       controlling the procedures for conduct of HP Board and stockholder meetings and election, appointment and removal of HP directors.

These provisions, alone or together, could deter or delay hostile takeovers, proxy contests and changes in control or management of HP. As a Delaware corporation, HP also is subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders from engaging in certain business combinations without approval of the holders of substantially all of HP’s outstanding common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk affecting HP, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2006, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2006.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to HP, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to HP’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth above under Note 14 contained in the “Notes to Consolidated Condensed Financial Statements” is incorporated herein by reference.

Item 1A. Risk Factors.

A description of factors that could materially affect our business, financial condition or operating results is included under “Factors that Could Affect Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our 2006 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (November 2006)	19,272,646	$38.11	19,272,646	$5,496,853,134
Month #2 (December 2006)	32,134,469	$39.06	32,134,469	$4,241,833,015
Month #3 (January 2007)	18,952,342	$39.73	18,952,342	$3,488,883,219
Total	70,359,457	$38.98	70,359,457

HP repurchased shares in the first quarter of fiscal 2007 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the first quarter of fiscal 2007, other than shares repurchased under the prepaid variable share purchase program discussed below, were purchased in open market transactions.

In addition to the shares that HP repurchased, HP received 13 million shares of common stock, under its prepaid variable share purchase program (“PVSPP”) during the three months ended January 31, 2007. HP entered into the PVSPP with a third-party investment bank during the first quarter of fiscal 2006. Under the PVSPP, HP prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. The 13 million shares of common stock that HP received under the PVSPP reduced the prepaid balance under the PVSPP by $431 million during the first quarter of fiscal 2007. Such shares and amounts are reflected in the table above in the months the shares were received. HP received approximately 47 million shares of common stock under the PVSPP since inception of the plan, which reduced the prepaid balance under the PVSPP by $1.5 billion.

The prices at which HP purchases shares under the PVSPP are subject to a minimum and maximum price that was determined in advance of any repurchases being completed, thereby effectively hedging

HP’s repurchase price. The exact number of shares to be repurchased is based upon the volume weighted-average market price of HP’s shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP is permitted to repurchase. HP decreases its shares outstanding each settlement period as shares are physically received. HP will retire all shares repurchased under the PVSPP, and HP will no longer deem those shares outstanding. See Note 12 to the Consolidated Condensed Financial Statements in Item 1 for more details.

As of January 31, 2007, HP had remaining authorization of approximately $3.3 billion for future share repurchases in addition to the previously authorized share repurchases made under the PVSPP in the second quarter of fiscal 2007. HP completed all repurchases under the PVSPP on March 9, 2007. As of that date HP had cumulatively received a total of 53 million shares under the PVSPP.

Item 6. Exhibits.

The Exhibit Index beginning on page 75 of this report sets forth a list of exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK
Catherine A. Lesjak
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: March 9, 2007

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
2(b)	Agreement and Plan of Merger by and among Hewlett-Packard Company, Mars Landing Corporation and Mercury Interactive Corporation dated as of July 25, 2006.	8-K	001-04423	2.1	July 25, 2006
3(a)	Registrant’s Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant’s Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant’s Amended and Restated By-Laws effective January 18, 2007.	8-K	001-04423	99.2	January 23, 2007
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)

Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.

		10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000

4(e)	Form of Registrant’s Fixed Rate Note and Floating Rate Note and related Officers’ Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(f)	Form of Registrant’s 5.50% Global Note due July 1, 2007, and form of related Officers’ Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(g)	Form of Registrant’s 6.50% Global Note due July 1, 2012, and form of related Officers’ Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(h)	Form of Registrant’s Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(i)	Form of Registrant’s 3.625% Global Note due March 15, 2008, and related Officers’ Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
4(j)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(k)	Form of Registrant’s Floating Rate Global Note due May 22, 2009.	S-3	333-134327	4.10	June 7, 2006
4(l)	Form of Registrant’s Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(m)	Speciman certificate for the Registrant’s common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant’s 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant’s 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant’s 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005

10(d)	Registrant’s 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant’s 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Mercury Interactive Corporation Amended and Restated 2000 Supplemental Stock Option Plan*	S-8	333-138783	4.1	November 20, 2006
10(n)	Mercury Interactive Corporation Amended and Restated 1999 Stock Option Plan*	S-8	333-138783	4.2	November 20, 2006
10(o)	Appilog, Inc. 2003 Stock Option Plan*	S-8	333-138783	4.3	November 17, 2006

10(p)	Freshwater Software, Inc. 1997 Stock Plan*	S-8	333-138783	4.4	November 17, 2006
10(q)	Kintana, Inc. 1997 Equity Incentive Plan*	S-8	333-138783	4.5	November 17, 2006
10(r)	Performant, Inc. 2000 Stock Option/Restricted Stock Plan*	S-8	333-138783	4.6	November 17, 2006
10(s)	Systinet Corporation 2001 Stock Option and Incentive Plan*	S-8	333-138783	4.7	November 17, 2006
10(t)	Bitfone Corporation 2001 Stock Incentive Plan	S-8	333-140857	4.1	February 23, 2007
10(u)	Registrant’s Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(v)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(w)	Registrant’s 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(x)	Registrant’s 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(y)	Registrant’s Service Anniversary Stock Plan, as amended and restated effective July 17, 2003.*	10-Q	001-04423	10(p)(p)	September 11, 2003
10(z)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(a)(a)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(b)(b)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(c)(c)	Registrant’s Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(d)(d)	Form letter to participants in the Registrant’s Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(e)(e)	Registrant’s Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002

10(f)(f)	Registrant’s Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(g)(g)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(h)(h)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(i)(i)

Form of Stock Option Agreement for Registrant’s 2004 Stock Incentive Plan, Registrant’s 2000 Stock Plan, as amended, Registrant’s 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*

		10-K	001-04423	10(h)(h)	December 22, 2006
10(j)(j)	Form of Restricted Stock Agreement for Registrant’s 2004 Stock Incentive Plan, Registrant’s 2000 Stock Plan, as amended, and Registrant’s 1995 Incentive Stock Plan, as amended.*	10-K	001-04423	10(i)(i)	December 22, 2006
10(k)(k)	Form of Restricted Stock Unit Agreement for Registrant’s 2004 Stock Incentive Plan.*	10-K	001-04423	10(j)(j)	December 22, 2006
10(l)(l)	Form of Stock Option Agreement for Registrant’s 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(m)(m)	Form of Common Stock Payment Agreement and Option Agreement for Registrant’s 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005

10(n)(n)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(o)(o)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(p)(p)	Form of Long-Term Performance Cash Award Agreement for Registrant’s 2004 Stock Incentive Plan and Registrant’s 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(q)(q)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(r)(r)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(s)(s)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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