Form 10-Q
period 2007-04-30
HEWLETT PACKARD CO
filed 2007-06-08
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2007
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

        The number of shares of HP common stock outstanding as of May 31, 2007 was 2,618,888,804 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by HP and its customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of any cost reduction programs and restructuring plans; the outcome of pending legislation and accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2006. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
	In millions, except per share amounts
Net revenue:
Products	$20,590	$18,049	$40,953	$36,386
Services	4,859	4,424	9,487	8,660
Financing income	85	81	176	167

Total net revenue	25,534	22,554	50,616	45,213

Costs and expenses:
Cost of products	15,493	13,429	30,959	27,367
Cost of services	3,720	3,481	7,322	6,876
Financing interest	70	60	138	119
Research and development	903	930	1,780	1,801
Selling, general and administrative	3,044	2,858	5,952	5,550
Amortization of purchased intangible assets	212	151	413	298
In-process research and development charges	19	2	186	52
Restructuring	453	(14)	412	1
Pension curtailments and pension settlements, net	(508)	—	(517)	—

Total operating expenses	23,406	20,897	46,645	42,064

Earnings from operations	2,128	1,657	3,971	3,149

Interest and other, net	87	157	198	195
Gains on investments	13	6	23	4

Earnings before taxes	2,228	1,820	4,192	3,348
Provision for (benefit from) taxes	453	(79)	870	222

Net earnings	$1,775	$1,899	$3,322	$3,126

Net earnings per share:
Basic	$0.67	$0.68	$1.24	$1.11

Diluted	$0.65	$0.66	$1.20	$1.08

Cash dividends declared per share	$—	$—	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	2,638	2,809	2,672	2,815

Diluted	2,731	2,887	2,763	2,890

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	April 30, 2007	October 31, 2006
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,236	$16,400
Short-term investments	74	22
Accounts receivable	11,577	10,873
Financing receivables	2,532	2,440
Inventory	7,278	7,750
Other current assets	10,177	10,779

Total current assets	43,874	48,264

Property, plant and equipment	7,339	6,863
Long-term financing receivables and other assets	7,751	6,649
Goodwill	20,322	16,853
Purchased intangible assets	4,127	3,352

Total assets	$83,413	$81,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$4,360	$2,705
Accounts payable	11,505	12,102
Employee compensation and benefits	2,559	3,148
Taxes on earnings	1,744	1,905
Deferred revenue	4,900	4,309
Accrued restructuring	236	547
Other accrued liabilities	11,609	11,134

Total current liabilities	36,913	35,850

Long-term debt	3,977	2,490
Other liabilities	6,037	5,497
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,611 and 2,732 shares issued and outstanding, respectively)	26	27
Additional paid-in capital	15,857	17,966
Prepaid stock repurchase	—	(596)
Retained earnings	20,629	20,729
Accumulated other comprehensive (loss) income	(26)	18

Total stockholders' equity	36,486	38,144

Total liabilities and stockholders' equity	$83,413	$81,981

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2007	2006
	In millions
Cash flows from operating activities:
Net earnings	$3,322	$3,126
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,321	1,159
Stock-based compensation expense	317	268
Provision for bad debt and inventory	187	139
Gains on investments	(23)	(4)
In-process research and development charges	186	52
Restructuring	412	1
Pension curtailments and pension settlements, net	(517)	—
Deferred taxes on earnings	240	256
Excess tax benefit from stock-based compensation	(175)	(123)
Other, net	(44)	105
Changes in assets and liabilities:
Accounts and financing receivables	(655)	138
Inventory	297	4
Accounts payable	(614)	(146)
Taxes on earnings	151	(518)
Restructuring	(442)	(324)
Other assets and liabilities	176	1,347

Net cash provided by operating activities	4,139	5,480

Cash flows from investing activities:
Investment in property, plant and equipment	(1,476)	(948)
Proceeds from sale of property, plant and equipment	300	225
Purchases of available-for-sale securities and other investments	(16)	(17)
Maturities and sales of available-for-sale securities and other investments	345	35
Payments made in connection with business acquisitions, net	(4,836)	(760)

Net cash used in investing activities	(5,683)	(1,465)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	2,046	(109)
Issuance of debt	2,071	83
Payment of debt	(1,361)	(249)
Issuance of common stock under employee stock plans	1,216	1,154
Repurchase of common stock	(6,336)	(2,721)
Prepayment of common stock repurchases	—	(1,722)
Excess tax benefit from stock-based compensation	175	123
Dividends	(431)	(453)

Net cash used in financing activities	(2,620)	(3,894)

(Decrease) increase in cash and cash equivalents	(4,164)	121
Cash and cash equivalents at beginning of period	16,400	13,911

Cash and cash equivalents at end of period	$12,236	$14,032

Supplemental schedule of noncash investing and financing activities:
Issuance of options assumed in business acquisitions	$68	$11
Purchase of assets under financing arrangement	$57	$—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2007, its results of operations for the three and six months ended April 30, 2007 and 2006, and its cash flows for the six months ended April 30, 2007 and 2006. The Consolidated Condensed Balance Sheet as of October 31, 2006 is derived from the October 31, 2006 audited financial statements. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        The results of operations for the three and six months ended April 30, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Recent Pronouncements

        Updates to recent accounting standards as disclosed in HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2006 are as follows:

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by HP in the first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1"). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore will be adopted by HP in the first quarter of fiscal 2008. The actual impact of the adoption of FIN 48 and FSP FIN 48-1 on HP's consolidated results of operations and financial condition will depend on facts and circumstances that exist on the date of adoption. HP is currently evaluating the impact of the adoption of FIN 48 and FSP FIN 48-1.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An

Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which HP expects to adopt effective October 31, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. HP expects to adopt the measurement provisions of SFAS 158 effective October 31, 2009. Based upon the most recent actuarial measurement reflecting the modifications to HP's U.S. defined benefit pension plan announced in the second quarter of fiscal 2007, the adoption of SFAS 158 is expected to result in a decrease in assets of $733 million, a decrease in liabilities of $141 million and a pretax increase in the accumulated other comprehensive loss of $592 million. The actual impact of the adoption of SFAS 158 may differ from these estimates due to changes to actual plan assets and liabilities in fiscal 2007.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. HP currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, that SFAS 159 will have on its consolidated results of operations and financial condition.

        During the first six months of fiscal 2007, HP adopted the following accounting standards, none of which had a material effect on HP's consolidated results of operations during such period or financial condition at the end of such period:

  •
  SFAS No. 154, "Accounting for Changes and Error Corrections";

  •
  Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements";

  •
  Emerging Issues Task Force ("EITF") 05-5, "Accounting for Early Retirement or Postemployment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)"; and

  •
  EITF 06-9, "Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee."

Note 2: Stock-Based Compensation

        Effective November 1, 2005, HP adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. The total stock-based compensation expense before taxes associated with HP stock-based employee compensation plans was $154 million and $317 million, respectively, for the three and six months ended April 30, 2007. Total stock-based compensation expense before taxes for the three and six months ended April 30, 2007 excludes a $14 million credit adjustment in restructuring charges as disclosed below. For the six months ended April 30, 2007, stock-based compensation expense before taxes also excludes a $29 million charge for accelerating the vesting of options held by those employees who elected to participate in the 2007 U.S. Enhanced Early Retirement program (the "2007 EER"). The total compensation expense related to stock-based employee compensation plans was $124 million and $268 million, respectively, for the three and six months ended April 30, 2006. HP allocated stock-based compensation expense under SFAS 123R as follows:

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
Cost of sales	$42	$33	$87	$72
Research and development	18	15	37	33
Selling, general and administrative	94	76	193	163

Stock-based compensation expense before income taxes	154	124	317	268
Income tax benefit	(44)	(39)	(92)	(82)

Total stock-based compensation expense after income taxes	$110	$85	$225	$186

        In addition, as part of its fiscal 2005 restructuring plans, HP accelerated the vesting of options held by terminated employees and included a one-year post-termination exercise period on the options. This modification resulted in compensation expense of $107 million that HP included in its fiscal 2005 restructuring charges. HP recorded an adjustment of $14 million in the three and six months ended April 30, 2007, and an adjustment of $14 million in the fourth quarter of fiscal 2006 as reductions to the $107 million restructuring charges to reflect actual stock-based compensation expense related to those terminated employees.

        HP estimated the fair value of share-based payment awards using the Black-Scholes option pricing model with the following weighted-average assumptions and weighted-average fair values:

	Stock Options(1)
	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
Weighted-average fair value of grants	$12.05	$9.66	$12.83	$9.29
Risk-free interest rate	4.56%	4.64%	4.69%	4.32%
Dividend yield	0.76%	0.96%	0.76%	1.02%
Expected volatility	27%	27%	28%	29%
Expected life in months	58	57	59	57

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity as of April 30, 2007 and changes during the six months ended April 30, 2007 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2006	445,740	$31
Granted and assumed through acquisitions	40,687	$40
Exercised	(43,036)	$24
Forfeited/cancelled/expired	(10,162)	$42

Outstanding at April 30, 2007	433,229	$32	4.5	$5,328

Vested and expected to vest at April 30, 2007	427,000	$32	4.5	$5,258

Exercisable at April 30, 2007	324,520	$32	3.8	$4,099

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that option holders would have received had all option holders exercised their options on April 30, 2007. This amount changes based on the fair market value of HP's stock. Total intrinsic value of options exercised for the three and six months ended April 30, 2007 was $300 million and $716 million, respectively. Total intrinsic value of options exercised for the three and six months ended April 30, 2006 was $256 million and $491 million, respectively.

        HP expects to recognize, as of April 30, 2007, $859 million of total unrecognized compensation cost related to stock options over a weighted-average period of 2.5 years.

        Nonvested restricted stock awards as of April 30, 2007 and changes during the six months ended April 30, 2007 were as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at October 31, 2006	6,365	$24
Granted	1,136	$42
Vested	(1,036)	$24
Forfeited	(790)	$23

Nonvested at April 30, 2007	5,675	$27

        As of April 30, 2007, there was $95 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which HP expects to recognize over a weighted-average period of 1.4 years.

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
	In millions, except per share amounts
Numerator:
Net earnings	$1,775	$1,899	$3,322	$3,126
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	2	2	4	4

Net earnings, adjusted	$1,777	$1,901	$3,326	$3,130

Denominator:
Weighted-average shares used to compute basic EPS	2,638	2,809	2,672	2,815
Effect of dilutive securities:
Dilution from employee stock plans	85	71	83	67
Zero-coupon subordinated convertible notes	8	7	8	8

Dilutive potential common shares	93	78	91	75

Weighted-average shares used to compute diluted EPS	2,731	2,887	2,763	2,890

Net earnings per share:
Basic	$0.67	$0.68	$1.24	$1.11
Diluted	$0.65	$0.66	$1.20	$1.08

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three and six months ended April 30, 2007, HP excluded 115 million shares from its diluted EPS calculation compared to 139 million and 184 million shares, respectively, for the prior year comparable periods. Also, as a result of adopting SFAS 123R on November 1, 2005, HP excluded from the calculation of diluted EPS options to purchase an additional 5 million shares and 47 million shares in the second quarter of fiscal 2007 and fiscal 2006, respectively, and options to purchase an additional 5 million shares and 4 million shares in the first half of fiscal 2007 and fiscal 2006, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock, as their effect would be anti-dilutive.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	April 30, 2007	October 31, 2006
	In millions
Accounts receivable	$11,800	$11,093
Allowance for doubtful accounts	(223)	(220)

	$11,577	$10,873

Financing receivables	$2,572	$2,480
Allowance for doubtful accounts	(40)	(40)

	$2,532	$2,440

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $512 million as of April 30, 2007. HP sold approximately $1.2 billion of trade receivables during the first half of fiscal 2007. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under alternative prompt payment programs. As of April 30, 2007, there was approximately $188 million available under these programs.

  Inventory

	April 30, 2007	October 31, 2006
	In millions
Finished goods	$5,185	$5,424
Purchased parts and fabricated assemblies	2,093	2,326

	$7,278	$7,750

Note 5: Acquisitions

        During the first six months of fiscal 2007, HP completed six acquisitions. The largest of these transactions was the $4.9 billion acquisition of Mercury Interactive Corporation ("Mercury"), which is further described below. Total consideration for the five other acquisitions was approximately $547 million, which includes direct transaction costs, the estimated fair value of earned unvested stock options and certain liabilities recorded in connection with these acquisitions. HP recorded approximately $433 million of goodwill, approximately $104 million of purchased intangibles and, approximately $5 million of in-process research and development ("IPR&D") related to these five acquisitions. Projects that qualify for treatment as IPR&D have not yet reached technological feasibility and have no alternative use.

        HP has recorded all acquisitions using the purchase method of accounting and, accordingly, included the results of operations in HP's consolidated results as of the date of each acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including IPR&D, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. HP has not presented pro forma results of operations because these acquisitions are not material to HP's consolidated results of operations on either an individual or an aggregate basis.

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

        The preliminary purchase price allocation as of the date of acquisition is as follows:

In millions
Cash and short-term investments	$830
Other tangible assets	508
Notes payable	(303)
Other liabilities assumed.	(995)

Total net assets	40
Amortizable intangible assets	1,084
Goodwill	3,578
IPR&D	181

Total purchase price.	$4,883

        Note 7 contains information related to the cost of restructuring programs for Mercury employees, which was also included as part of other liabilities assumed.

        The purchase price allocation was based on management's preliminary valuation and the estimates and assumptions used are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, certain income tax-related balances, certain legal matters and residual goodwill.

        HP has included Mercury in the OpenView business within the HP Software segment. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives as follows:

	In millions	Weighted- average useful life
Technology	$595	4.2 years
Customer relationships	244	7.0 years
Maintenance contracts	240	6.8 years
Trademarks	5	6.0 years

Total amortizable intangible assets	$1,084	5.4 years

        Based on further analysis completed during the second fiscal quarter of 2007, additional IPR&D expense of $14 million was recorded in HP's results of operations for the three months ended April 30, 2007, bringing the total IPR&D expense for the six months ended April 30, 2007 to $181 million.

  Subsequent Acquisition

        On May 16, 2007, HP completed the acquisition of Arteis Inc., a privately held provider of web-based graphic design services through the Logoworks- and Logomaker-branded websites. The company's operations will be integrated into the Imaging and Printing Group segment.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of April 30, 2007 and changes in the carrying amount of goodwill for the six months ended April 30, 2007 were as follows:

	HP Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2006	$6,339	$5,091	$1,098	$2,322	$1,853	$150	$16,853
Goodwill acquired during the period	102	168	3,589	126	26	—	4,011
Goodwill adjustments	(204)	(180)	(30)	(86)	(37)	(5)	(542)

Balance at April 30, 2007	$6,237	$5,079	$4,657	$2,362	$1,842	$145	$20,322

        The goodwill adjustments relate primarily to the reversal of income tax reserves of Compaq Computer Corporation ("Compaq"), which HP acquired in 2002, for pre-acquisition tax years. These tax years have been audited and agreed upon with the Internal Revenue Service and the statute of limitations for them has expired. Accordingly, the reserves have been reclassified as a reduction of goodwill.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	April 30, 2007			October 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$3,134	$(1,492)	$1,642	$2,586	$(1,293)	$1,293
Developed and core technology and patents	2,557	(1,514)	1,043	1,923	(1,307)	616
Product trademarks	109	(89)	20	103	(82)	21

Total amortizable purchased intangible assets	5,800	(3,095)	2,705	4,612	(2,682)	1,930
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$7,222	$(3,095)	$4,127	$6,034	$(2,682)	$3,352

        Estimated future amortization expense related to finite lived purchased intangible assets at April 30, 2007 is as follows:

Fiscal year:	In millions
2007 (remaining 6 months)	$365
2008	712
2009	629
2010	522
2011	275
Thereafter	202

Total	$2,705

Note 7: Restructuring Charges

  Fiscal 2007 U.S. Enhanced Early Retirement Program

        On February 20, 2007, HP announced that it was offering eligible employees an option to participate in the 2007 EER. HP recorded a restructuring charge of $395 million during the second quarter of fiscal 2007 in connection with the 2007 EER. The 2007 EER was open to employees who satisfied defined eligibility criteria based on combined age and years of service as well as to otherwise eligible employees who had been included in previous restructuring programs or who voluntarily left the company since November 30, 2006. A total of 3,077 employees participated in the 2007 EER, including 593 persons who had been included in previous restructuring programs or who voluntarily left the company since November 30, 2006. All participating employees left the company by May 31, 2007. The 2007 EER restructuring charge reflected $366 million of severance and benefits cost for the participating employees and $29 million of stock-based compensation expense for accelerating the vesting of options held by participating employees. The expense of the 2007 EER program was offset by a $542 million curtailment gain that HP recognized in the second quarter of fiscal 2007, resulting from the changes in the U.S. defined benefit pension and post-retirement plans that HP also announced on February 20, 2007. HP funded the cash expenditures associated with the 2007 EER primarily by using available U.S. pension plan assets. For more information, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  Fiscal 2007 Mercury Plan

        In connection with the acquisition of Mercury, HP's management approved and initiated plans to restructure the operations of Mercury to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. During the second quarter of fiscal 2007, HP recorded $19 million in severance-related costs associated with the elimination of approximately 140 positions primarily in Europe. For the six months ended April 30, 2007, HP recorded $44 million in severance-related costs associated with the elimination of approximately 370 positions primarily in the U.S. and in Europe. HP expects to eliminate substantially all of these positions and to pay substantially all of the related severance payments by the end of fiscal 2007.

        In the second quarter of fiscal 2007, HP also recorded an adjustment of $2 million to reduce the estimated costs of exiting duplicative leased facilities. In the first half of fiscal 2007, the total costs related to exiting duplicative leased facilities totaled $19 million. HP expects to pay the costs for exiting the facilities through 2014.

        All Mercury restructuring costs are reflected in the purchase price of Mercury in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." These costs are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

  Fiscal 2005 Restructuring Plans

        In the fourth quarter of fiscal 2005, HP's Board of Directors approved a restructuring plan designed to simplify HP's structure, reduce costs and place greater focus on its customers. At that time, HP estimated that it would eliminate 15,300 positions in connection with the restructuring plan. Subsequent to the initial estimate, HP reduced the number of total positions to 15,010. As of April 30, 2007, HP has eliminated 14,860 positions, and HP expects to eliminate the remaining 150 positions by the end of fiscal 2007. The initial charge for these actions totaled $1.6 billion. During the three months ended April 30, 2007, HP recognized a net charge of $24 million related to adjustments to employee severance and other benefit charges. During the six months ended April 30, 2007, HP recognized a net $22 million reduction in restructuring charges, which included a net $46 million reduction recorded in the first quarter of fiscal 2007 related primarily to severance adjustments for employees whose positions HP eliminated but who found other positions within HP, a non-cash stock-based compensation expense adjustment, and a curtailment gain relating to the HP subsidized U.S. retiree medical program. HP expects to pay out the majority of the remaining costs relating to severance and other employee benefits before the end of fiscal 2007.

        In the third quarter of fiscal 2005, HP's management approved a restructuring plan and HP recorded restructuring charges of $109 million related to severance and related costs associated with the termination of approximately 1,450 employees, all of whom left HP as of October 31, 2005. HP has paid all of the restructuring amount as of January 31, 2007.

  Fiscal 2003, 2002 and 2001 Restructuring Plans

        The 2003, 2002 and 2001 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. In the three and six months ended April 30, 2007, HP recorded adjustments of $34 million and $39 million, respectively, in additional restructuring charges. As of April 30, 2007, the aggregate $104 million outstanding restructuring liability with respect to these plans relates primarily to facility lease obligations. HP expects to pay the majority of these obligations over the lives of the related obligations, which extend to the end of fiscal 2010.

Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above for the three and six months ended April 30, 2007 was as follows:

								As of April 30, 2007
		Three months ended April 30, 2007 charges (reversals)	Six months ended April 30, 2007 charges (reversals)
	Balance, October 31, 2006			Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, April 30, 2007	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2007 U.S. Enhanced Early Retirement Program
Employee severance and other benefit charges		$395	$395			$(395)	$—	$395	$395
Fiscal 2007 Mercury plan:
Employee severance and other benefit charges				$44	$(10)		$34	$44	$44
Infrastructure				19	—		19	19	19

Total employee severance and other benefits				$63	$(10)		$53	$63	$63
Fiscal 2005 Plans:
Employee severance and other benefits charges(by segment)
Enterprise Storage and Servers		$8	$(8)					$176	$176
HP Services		3	(3)					582	582
HP Software		2	(2)					54	54
Personal Systems Group		2	(1)					59	59
Imaging and Printing Group		3	(3)					151	151
HP Financial Services		—	—					33	33
Other infrastructure		6	(5)					703	703

Total employee severance and other benefits	$521	$24	$(22)		$(379)	$37	$157	$1,758	$1,758
Fiscal 2003, 2002 and 2001 plans	$117	$34	$39	$(2)	$(53)	$3	$104	$4,159	$4,159

Total restructuring plans	$638	$453	$412	$61	$(442)	$(355)	$314	$6,375	$6,375

        At April 30, 2007 and October 31, 2006, HP included the long-term portion of the restructuring liability of $78 million and $91 million, respectively, in Other Liabilities in the accompanying Consolidated Condensed Balance Sheets.

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

	April 30, 2007	October 31, 2006
	In millions
Minimum lease payments receivable	$5,214	$5,010
Allowance for doubtful accounts	(80)	(80)
Unguaranteed residual value	294	289
Unearned income	(473)	(439)

Financing receivables, net	4,955	4,780
Less current portion, net	(2,532)	(2,440)

Amounts due after one year, net	$2,423	$2,340

        Equipment leased to customers under operating leases was $2.1 billion at April 30, 2007 and at October 31, 2006 and is included in property, plant and equipment in the accompanying Consolidated Condensed Balance Sheets. Accumulated depreciation on equipment under lease was $0.6 billion at April 30, 2007 and at October 31, 2006.

Note 9: Guarantees

  Indemnifications

        In the ordinary course of business, HP enters into contractual arrangements under which HP may agree to indemnify the third party to such arrangement from any losses incurred relating to the services the third party performs on behalf of HP or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

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

        The changes in HP's aggregate product warranty liability were as follows:

In millions
Product warranty liability at October 31, 2006	$2,248
Accruals for warranties issued	1,256
Adjustments related to pre-existing warranties (including changes in estimates)	(67)
Settlements made (in cash or in kind)	(1,208)

Product warranty liability at April 30, 2007	$2,229

  Deferred Revenue

        The components of deferred revenue were as follows:

	April 30, 2007	October 31, 2006
	In millions
Deferred support contract services revenue	$3,793	$3,598
Other deferred revenue	3,208	2,461

Total deferred revenue	7,001	6,059
Less current portion	4,900	4,309

Long-term deferred revenue	$2,101	$1,750

        Deferred support contract services revenue represents amounts received or billed in advance primarily for fixed-price support or maintenance contracts. These services include stand-alone product support packages, routine maintenance service contracts, upgrades or extensions to standard product warranty, as well as high availability services for complex, global, networked, multi-vendor environments. HP defers these service amounts at the time HP bills the customer, and HP then recognizes the amounts ratably over the contract life or as HP renders the services.

        Other deferred revenue represents amounts received or billed in advance for contracts related primarily to product sales, software customer support contracts, outsourcing services start-up or transition work, consulting and integration projects, and minor amounts for training.

Note 10: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	April 30, 2007		October 31, 2006
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$1,678	4.9%	$2,081	5.7%
Commercial paper	2,185	5.2%	190	3.3%
Notes payable to banks, lines of credit and other	497	5.2%	434	4.6%

	$4,360		$2,705

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $425 million and $393 million at April 30, 2007 and October 31, 2006, respectively.

  Long-Term Debt

        Long-term debt was as follows:

	April 30, 2007	October 31, 2006
	In millions
U.S. Dollar Global Notes
$1,000 issued December 2001 at 5.75%, matured and paid December 2006	$—	$1,000
$1,000 issued June 2002 at 5.5%, due July 2007	1,000	999
$500 issued June 2002 at 6.5%, due July 2012	499	498
$500 issued March 2003 at 3.625%, due March 2008	499	499
$1,000 issued May 2006 at floating interest rate, due May 2009	1,000	1,000
$600 issued February 2007 at floating interest rate, due March 2012	600	—
$900 issued February 2007 at 5.25%, due March 2012	899	—
$500 issued February 2007 at 5.4%, due March 2017	498	—

	4,995	3,996

Series A Medium-Term Notes
$50 issued December 2002 at 4.25%, due December 2007	50	50

	50	50

Other
$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	365	360
Other, including capital lease obligations, at 3.75%-15%, due 2006-2029	287	228

	652	588

Fair value adjustment related to SFAS No. 133	(42)	(63)
Less current portion	(1,678)	(2,081)

	$3,977	$2,490

        HP may redeem some or all of the Global Notes and the Series A Medium-Term Notes (collectively, the "Notes"), as set forth in the above table, at any time at the redemption prices described in the prospectus supplements relating thereto. The Notes are senior unsecured debt.

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to enable HP to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, HP issued $1.0 billion in floating rate global notes due May 22, 2009 under this registration statement. The notes bear interest at a floating rate equal to the three-month USD LIBOR plus 0.125% per annum. HP used a portion of the proceeds it received to repay its 5.25% Euro Medium-Term Notes due July 2006 at maturity and the remainder of the net proceeds for general corporate purposes. In May 2007, HP elected to redeem all outstanding floating rate global notes due

May 22, 2009 on June 18, 2007. HP will fund the redemption of those notes with cash, incremental borrowing, or both.

        On February 22, 2007, HP issued an additional $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum, and $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum. HP issued the $600 million notes at par, and HP issued the $900 million notes and $500 million notes at discounts to par at 99.938% and 99.694%, respectively. HP used the net proceeds from this offering for general corporate purposes, including funding the repurchase of the notes it assumed in connection with the Mercury acquisition as described in detail below and repaying short-term commercial paper maturing during the second quarter of fiscal 2007.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of April 30, 2007, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. HP can denominate these notes in any currency, including the euro. HP has not and will not register these notes in the United States. In July 2006, HP repaid the previously issued 750 million euro notes at maturity under this programme.

        The LYONs are convertible by the holders at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs, payable in either cash or common stock at HP's election. At any time, HP may redeem the LYONs at book value, payable in cash only. In December 2000, the HP Board of Directors authorized a repurchase program for the LYONs that allowed HP to repurchase the LYONs from time to time at varying prices. The last repurchase under this program occurred in fiscal 2002.

        In November 2006, in connection with the Mercury acquisition, HP assumed notes issued by Mercury (the "Mercury Notes") with a face value of $300 million, maturing on July 1, 2007 and bearing interest at a rate of 4.75% per annum. As of April 30, 2007, HP has repurchased substantially all the outstanding Mercury Notes.

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

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of April 30, 2007, the carrying value of the assets approximated the carrying value of the borrowings of $10 million.

        At April 30, 2007, HP had up to $10.7 billion of available borrowing resources under the 2002 Shelf Registration Statement and other programs described above. HP also may issue additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

Note 11: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 20.3% and (4.3)% for the three months ended April 30, 2007 and April 30, 2006, respectively, and 20.8% and 6.6% for the six months ended April 30, 2007 and April 30, 2006, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from HP's operations in lower-tax jurisdictions throughout the world for which HP has not provided U.S. taxes because HP plans to reinvest such earnings indefinitely outside the U.S. There were no material discrete items affecting the tax rate for the three and six months ended April 30, 2007.

        Other income tax adjustments of $437 million decreased the effective tax rate for the three and six months ended April 30, 2006. This amount includes reductions to net income tax accruals of $49 million and $443 million as a result of the final settlement of the Internal Revenue Service ("IRS") examinations of HP's U.S. income tax returns for fiscal years 1993 to 1995 and 1996 to 1998, respectively. The reductions to the net income tax accruals for fiscal years 1996 to 1998 relate primarily to the resolution of issues with respect to Puerto Rico manufacturing incentives and export tax incentives, as well as other issues involving HP's non-U.S. operations and interest accruals. These favorable income tax adjustments were offset in part by an increase of approximately $35 million to deferred tax liabilities related to earnings outside the U.S., as well as $20 million in additional net income tax accruals related primarily to non-U.S. income tax examinations.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	April 30, 2007	October 31, 2006
	In millions
Current deferred tax assets	$3,454	$4,144
Current deferred tax liabilities	(151)	(138)
Long-term deferred tax assets	2,323	1,475
Long-term deferred tax liabilities	(453)	(291)

Total deferred tax assets	$5,173	$5,190

        In December 2006, the Tax Relief and Health Care Act of 2006, which included a retroactive reinstatement of the research and development credit, was signed into law. HP recorded the retroactive amount of research and development credit in the first quarter of 2007. This amount did not have a material impact on HP's consolidated results of operations and financial conditions.

Note 12: Stockholders' Equity

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. HP paid approximately $2.2 billion and $1.3 billion in connection with share repurchases of approximately 55 million shares and 40 million shares during the three months ended April 30, 2007 and April 30, 2006, respectively. HP paid $4.5 billion and $2.7 billion in connection with share repurchases of 112 million shares and 88 million shares in the first halves of fiscal 2007 and 2006, respectively.

        In addition to the above transactions, HP entered into an Accelerated Share Repurchase (the "ASR Program") with a third-party investment bank during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, HP purchased 40 million shares of its common stock from the investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). HP decreased its shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to HP included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. As of April 30, 2007, the investment bank had purchased approximately 18 million shares in the open market for an aggregate purchase price of approximately $736 million. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of HP shares during the averaging period was approximately $90 million less than the Purchase Price. As a result, HP expects to receive additional HP shares to be purchased by the investment bank in the open market with a value approximately equal to that amount. HP expects to receive the additional shares during the third quarter of fiscal 2007 and will treat them as additional repurchased shares at that time.

        In addition to the above transactions, HP entered into a prepaid variable share purchase program ("PVSPP") with a third-party investment bank during the first quarter of 2006 and prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one-year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. For the three and six months ended April 30, 2007, HP had received 6 million and 19 million shares, respectively, for an aggregate price of $199 million and $629 million, respectively, under the PVSPP. HP completed all repurchases under the PVSPP on March 9, 2007. As of that date, HP had received a total of 53 million shares. HP retired all shares repurchased and HP no longer deems those shares outstanding.

        On March 15, 2007, HP's Board of Directors authorized an additional $8.0 billion for future repurchases of HP's common stock. As of April 30, 2007, HP had remaining authorization of $7.3 billion for future share repurchases.

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
	In millions
Net earnings	$1,775	$1,899	$3,322	$3,126
Change in net unrealized (losses) gains on available-for-sale securities	(9)	2	(11)	10
Change in net unrealized losses on cash flow hedges	(57)	(38)	(66)	(64)
Change in cumulative translation adjustment	28	13	30	47
Change in additional minimum pension liability	4	—	3	—

Comprehensive income	$1,741	$1,876	$3,278	$3,119

        The components of accumulated other comprehensive (loss) income, net of taxes, were as follows:

	April 30, 2007	October 31, 2006
	In millions
Net unrealized gains on available-for-sale securities	$5	$16
Net unrealized losses on cash flow hedges	(112)	(46)
Cumulative translation adjustment	97	67
Additional minimum pension liability	(16)	(19)

Accumulated other comprehensive (loss) income	$(26)	$18

Note 13: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit (income) costs were as follows:

	Three months ended April 30
	U.S. defined benefit plans		Non-U.S. defined benefit plans		Post-retirement benefit plans
	2007	2006	2007	2006	2007	2006
	In millions
Service cost	$36	$41	$65	$73	$8	$8
Interest cost	66	68	90	80	19	21
Expected return on plan assets	(90)	(91)	(143)	(121)	(9)	(9)
Amortization and deferrals:
Actuarial (gain) loss	(2)	—	22	33	6	11
Prior service benefit	—	—	(2)	(1)	(13)	(13)

Net periodic benefit cost	$10	$18	$32	$64	$11	$18
Curtailment gain	(541)	—	—	—	(1)	(4)
Settlement loss (gain)	36	(37)	(2)	—	—	—
Special termination benefit cost	306	—	1	—	60	—

Net benefit (income) cost	$(189)	$(19)	$31	$64	$70	$14

	Six months ended April 30
	U.S. defined benefit plans		Non-U.S. defined benefit plans		Post-retirement benefit plans
	2007	2006	2007	2006	2007	2006
	In millions
Service cost	$77	$101	$131	$145	$17	$17
Interest cost	132	138	180	159	38	41
Expected return on plan assets	(177)	(184)	(285)	(241)	(18)	(17)
Amortization and deferrals:
Actuarial (gain) loss	(5)	—	44	66	12	22
Prior service benefit	—	—	(4)	(2)	(26)	(28)

Net periodic benefit cost	$27	$55	$66	$127	$23	$35
Curtailment gain	(541)	—	(9)	—	(10)	(17)
Settlement loss (gain)	36	(37)	(2)	—	—	—
Special termination benefit cost	306	—	1	—	60	—

Net benefit (income) cost	$(172)	$18	$56	$127	$73	$18

  Plan design changes

        In the first quarter of fiscal 2007, HP recognized a net curtailment gain of $9 million for its U.S. retiree medical plan. The gain reflects the reduction in the eligible plan population stemming from the restructuring plans implemented in fiscal 2005. HP recorded the gain as a reduction of restructuring charges in the first quarter of fiscal 2007.

        In the first quarter of fiscal 2007, HP recognized a net curtailment gain of $9 million for its non-U.S. pension plans. This gain primarily reflects a plan design change in Mexico where HP ceased pension accruals for current employees who did not meet defined criteria based on age and years of service (calculated as of December 31, 2006). In the second quarter of fiscal 2007, HP recognized a settlement gain of $2 million resulting from the completed payout of its remaining pension obligations in Norway. In addition, HP incurred a $1 million special termination benefit expense associated with the early retirement of employees in the U.K. and Ireland.

        In the second quarter of fiscal 2007, HP recognized a settlement expense of $36 million for its U.S. pension plans. The settlement reflects distributions and the subsequent transfer of accrued pension benefits from the U.S. Excess Benefit Plan to the U.S. Executive Deferred Compensation Plan for the terminated vested plan participants. The distributions and the transfer of this pension obligation represented a reduction in the projected benefit obligation and exceeded the sum of service and interest cost for this plan. As a result, HP recognized a portion of the unrecognized loss, remeasured as of January 31, 2007, for the second quarter of fiscal 2007.

        On February 20, 2007, HP announced it was modifying its U.S. defined benefit pension plan for the remaining number of U.S. employees still accruing benefits under the program. Effective January 1, 2008, these employees will cease accruing pension benefits, and HP will calculate the final pension benefit amount based on pay and service through December 31, 2007. In addition, HP will limit future eligibility for the Pre-2003 HP Retiree Medical Program to those employees who are within five years of satisfying the program's retirement criteria on June 30, 2007. These actions resulted in reductions to HP's U.S. defined benefit and post-retirement plan obligations. As a result, HP recognized one-time curtailment gains of $541 million for the U.S. defined benefit pension plan and $1 million for the post-retirement benefit plan. HP recorded the total curtailment gain of $542 million in the second quarter of fiscal 2007. As part of this announcement, HP offered an option for eligible affected employees to participate in the 2007 EER. A total of 3,077 employees participated in the 2007 EER. HP recognized a special termination benefit expense of $306 million in the second quarter of fiscal 2007, which reflects aggregate additional lump-sum benefits that HP expects to pay to those individuals participating in the 2007 EER. HP will distribute this amount from the plan assets. Also, HP recognized a special termination benefit expense of $60 million for the HP retiree medical plans for those employees participating in the 2007 EER. This expense amount reflects the additional medical coverage that HP expects to provide to those employees participating in the 2007 EER. The total $366 million expense for the 2007 EER was included in the restructuring charge in the second quarter of fiscal 2007. HP will fund the cash expenditures associated with the 2007 EER primarily by using available U.S. pension plan assets. Eligible employees whose pension accruals will cease effective December 31, 2007 will benefit from an increased company 401(k) match opportunity from 4 percent to 6 percent of eligible earnings effective January 1, 2008.

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2006 that it expected to contribute approximately $120 million to its pension plans, approximately $15 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims under HP's post-retirement benefit plans. As of April 30, 2007, HP has made approximately $66 million of contributions to non-U.S. pension plans, paid $14 million to cover benefit payments to U.S. non-qualified plan participants, and paid $28 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of between $45 million and $65 million to its pension plans and expects to pay $40 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2007.

        In August 2006, the Pension Protection Act of 2006 was enacted into law. The law significantly changes the rules used to determine minimum funding requirements for qualified defined benefit pension plans in the U.S. HP does not expect the law to have a material impact on its current funding strategy for its U.S. pension plans.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. Following unsuccessful arbitration, VG Wort filed a lawsuit against HP in May 2004 in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed plus interest on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit) plus interest on MFDs sold in Germany up to December 2001. HP has appealed the Stuttgart Court of Appeals' decision to the Bundesgerichtshof (the German Federal Supreme Court). On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold in Germany between 1997 and 2001, as well as for products sold from 2002 onwards. The State Court in Stuttgart has indicated that it will issue a decision on July 5, 2007.

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

        Alvis v. HP is a defective product consumer class action filed in the District Court of Jefferson County, Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in the District Court of Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. The Texas Supreme Court reversed the certification and remanded to the trial court in May 2004. On March 29, 2005, the Alvis trial court certified a Texas-wide class action for injunctive relief only, which HP appealed on April 15, 2005. HP's appeal in the Alvis case is still pending. On June 4, 2003, each of Barrett v. HP and Grider v. Compaq was filed in the District Court of Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On December 22, 2003, the District Court entered an order staying the Barrett case until the conclusion of Alvis. On September 23, 2005, the District Court granted the Grider plaintiffs' motion to certify a nationwide class action which the Oklahoma Court of Civil Appeals affirmed on October 13, 2006. On November 5, 2006, HP filed a Petition for Writ of Certiorari with the Oklahoma Supreme Court seeking reversal of the lower courts' decisions. That petition was denied on March 26, 2007. The Grider case is scheduled for trial in January 2008. On November 5, 2004, Batiste v. HP (formerly Scott v. HP), and on January 27, 2005, Schultz v. HP (formerly Jurado v. HP), were filed in state court in San Joaquin County, California, with factual allegations similar to those in LaPray and Alvis, seeking certification of a California-only class, injunctive relief, unspecified damages (including punitive damages), restitution, costs, and attorneys' fees. On November 27, 2006, the trial court granted plaintiff's motion for class certification and certified the Schultz case as a California-only class. On March 26, 2007, HP filed a Petition for Writ of Mandate with the California Supreme Court. That petition was summarily denied on May 9, 2007. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made, or caused to be made, false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP's agreement with the Department of Justice to extend the statute of limitations on its investigation expired on December 6, 2006. HP is cooperating fully with this investigation.

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

        Feder v. HP (formerly Tyler v. HP) is a lawsuit filed in the United States District Court for the Northern District of California on June 16, 2005 asserting breach of express and implied warranty, unjust enrichment, violation of the Consumers Legal Remedies Act and deceptive advertising and unfair business practices in violation of California's Unfair Competition Law. Among other things, plaintiffs alleged that HP employed a "smart chip" in certain inkjet printing products in order to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the smart chip limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On September 6, 2005, a lawsuit captioned Ciolino v. HP was filed in the United States District Court for the Northern District of California. The allegations in the Ciolino case are substantively identical to those in Feder, and the two cases have been formally consolidated in a single proceeding in the District Court for the Northern District of California under the caption In re HP Inkjet Printer Litigation. In addition, on January 17, 2007, an additional lawsuit captioned Blennis v. HP was filed in the United States District Court for the Northern District of California with allegations substantially the same as those consolidated in In re Inkjet Printer Litigation. The plaintiffs seek class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. Three related lawsuits filed in California state court, Tyler v. HP (filed in Santa Clara County on February 17, 2005), Obi v. HP (filed in Los Angeles County on February 17, 2005), and Weingart v. HP (filed in Los Angeles County on March 18, 2005), have been dismissed without prejudice by the plaintiffs. In addition, two related lawsuits filed in federal court, namely Grabell v. HP (filed in the District of New Jersey on March 18, 2005) and Just v. HP (filed in the Eastern District of New York on April 20, 2005), have been dismissed without prejudice by the plaintiffs. Substantially similar allegations have been made against HP and its subsidiary, Hewlett-Packard (Canada) Co., in four Canadian class actions, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, all seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

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

        The United States of America, ex rel. Norman Rille and Neal Roberts v. Hewlett-Packard Company, et al. In 2004, two private individuals filed a civil "qui tam" complaint under the False Claims Act in the United States District Court for the Eastern District of Arkansas containing generalized allegations that HP and several other companies participated in an industry-wide practice of using partnership and alliance programs to make improper payments and cause the submission of false claims in connection with contracts to provide products and services to the federal government. On April 12, 2007, the U.S. Department of Justice intervened in the qui tam action and filed a complaint against HP and four other companies on behalf of the United States containing more specific allegations that HP violated the False Claims Act and the Anti-Kickback Act of 1986 by providing millions of dollars in kickbacks to its alliance partners, including "influencer fees" and "new business opportunity rebates." The U.S. complaint further alleges more specifically that HP violated the False Claims Act and the Anti-Kickback Act, breached its federal government contracts, induced the federal government to make payments to HP to which HP was not entitled to receive under those contracts, and was unjustly enriched by expressly or impliedly making false statements, records or certifications to the federal government that it complied with and would continue to comply with the Anti-Kickback Act and by submitting claims to the government that allegedly were inflated because they included the amounts of the influencer fees and new business opportunity rebates. The U.S. complaint seeks treble damages plus civil penalties in connection with the alleged violations of the False Claims Act, double damages plus civil penalties in connection with the alleged violations of the Anti-Kickback Act and disgorgement of profits earned in connection with the breach of contract and unjust enrichment claims.

        Leak Investigation Proceedings. As described below, HP is or has been the subject of various governmental inquiries concerning the processes employed in an investigation into leaks of HP confidential information to members of the media:

  •
  In August 2006, HP was informally contacted by the Attorney General of the State of California requesting information concerning the processes employed in the leak investigation. On December 7, 2006, HP announced that it has entered into an agreement with the California Attorney General to resolve civil claims arising from the leak investigation, including a claim made by the California Attorney General in a Santa Clara County Superior Court action filed on December 7, 2006 that HP committed unfair business practices under California law in connection with the leak investigation. As a result of this agreement, which includes an injunction, the California Attorney General will not pursue civil claims against HP or its current and former directors, officers and employees. Under the terms of the agreement, HP paid a total of $14.5 million and agreed to implement and maintain for five years a series of measures designed to ensure that HP's corporate investigations are conducted in accordance with California law and the company's high ethical standards. Of the $14.5 million, $13.5 million has been used to create a Privacy and Piracy Fund to assist California prosecutors in investigating and prosecuting consumer privacy and information piracy violations, $650,000 was used to pay statutory damages and $350,000 reimbursed the California Attorney General's office for its investigation costs. There was no finding of liability against HP as part of the settlement.

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

  •
  In September 2006, HP was informally contacted by the U.S. Attorney for the Northern District of California requesting similar information concerning the processes employed in the leak investigation. HP is responding to that request.

  •
  Beginning in September 2006, HP has received requests from the Division of Enforcement of the Securities and Exchange Commission, ("SEC"), for records and information and interviews with current and former HP directors and officers relating to the leak investigation, the resignation of Thomas J. Perkins from HP's Board of Directors, HP's May 22, 2006 and September 6, 2006 filings with the SEC on Form 8-K, stock repurchases by HP and securities transactions by its officers and directors that occurred between May 1 and October 1, 2006, and HP's policies, practices and approval of securities transactions. In May 2007, HP consented to the entry of an order by the SEC ordering HP to cease and desist from committing or causing violations of the public reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). HP has been advised by the staff of the Division of

    Enforcement that the staff has completed its investigation and does not intend to recommend that any other SEC enforcement action be brought in connection with these matters.

  •
  In September 2006, HP received a request from the U.S. Federal Communications Commission for records and information relating to the processes employed in the leak investigation. HP has responded to that request.

HP is continuing to cooperate fully with all ongoing inquiries and investigations.

        In addition, four stockholder derivative lawsuits have been filed in California purportedly on behalf of HP stockholders seeking to recover damages for alleged breach of fiduciary duty and to require HP to improve its corporate governance and internal control procedures as a result of the activities of the leak investigation: Staehr v. Dunn, et al. was filed in Santa Clara County Superior Court on September 18, 2006; Worsham v. Dunn, et al. was filed in Santa Clara County Superior Court on September 14, 2006; Tansey v. Dunn, et al. was filed in Santa Clara County Superior Court on September 20, 2006; and Hall v. Dunn, et al. was filed in Santa Clara County Superior Court on September 25, 2006. On October 19, 2006, the Santa Clara County Superior Court consolidated the four California cases under the caption In re Hewlett-Packard Company Derivative Litigation. The consolidated complaint filed on November 19, 2006 also seeks to recover damages in connection with sales of HP stock alleged to have been made by certain current and former HP officers and directors while in possession of material non-public information. Two additional stockholder derivative lawsuits, Pifko v. Babbio, et al., filed on September 19, 2006, and Gross v. Babbio, et al., filed on November 21, 2006, were filed in Chancery Court, County of New Castle, Delaware, both of which seek to recover damages for alleged breaches of fiduciary duty and to obtain an order instructing the defendants to refrain from further breaches of fiduciary duty and to implement corrective measures that will prevent future occurrences of the alleged breaches of fiduciary duty. On January 24, 2007, the Delaware court consolidated the two cases under the caption In re Hewlett-Packard Company Derivative Litigation and subsequently stayed the proceedings until September 1, 2007. The HP Board of Directors has appointed a Special Litigation Committee consisting of independent Board members authorized to investigate, review and evaluate the facts and circumstances asserted in these derivative matters and to determine how HP should proceed in these matters.

        Mercury Interactive Corporation Proceedings.    In November 2006, HP completed its acquisition of Mercury Interactive Corporation ("Mercury"). Upon completion of the acquisition, HP assumed oversight for all litigation and regulatory matters pending or subsequently commenced against Mercury. The following Mercury-related litigation and regulatory inquiries currently are pending:

  •
  Prior to the announcement of the acquisition, and beginning on or about August 19, 2005, four securities class action lawsuits were filed against Mercury and certain of its officers and directors on behalf of purchasers of Mercury's stock from October 2003 to November 2005: Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al, Johnson v. Mercury Interactive, et al., Munao v. Mercury Interactive, et al., and Public Employees' Retirement System of Mississippi v. Mercury Interactive, et al. These class action lawsuits were consolidated in the United States District Court for the Northern District of California as In re Mercury Interactive Corporation Securities Litigation. The consolidated complaint filed on September 8, 2006 alleges that, during the putative class period of October 17, 2000 through November 1, 2005, the defendants made false or misleading public statements regarding Mercury's business and operations in violation of

    Section 10(b) and Section 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary damages and other relief.

  •
  On February 26, 2007, HP received a request from the Permanent Subcommittee on Investigations of the U.S. Senate Committee on Homeland Security and Governmental Affairs for information relating to Mercury's past executive compensation and stock option granting policies and procedures, including information about the practice of backdating the grant date of options that allegedly occurred before HP acquired Mercury. HP has responded to the Subcommittee's request and intends to cooperate with the inquiry.

        European Commission OEM Investigation.    In May 2002, the European Commission of the EU publicly stated that it was considering conducting an investigation into original equipment manufacturer activities concerning the sales of printers and supplies to consumers within the EU. The European Commission contacted HP requesting information on the printing systems businesses. HP has cooperated fully in response to the initial inquiry and intends to cooperate fully with respect to subsequent requests for information.

Concluded Litigation, Proceedings and Investigations

        Miller, et al. v. Hewlett Packard Company was a lawsuit filed on March 21, 2005 in the United States District Court for the District of Idaho on behalf of a putative class of persons who were employed by third-party temporary service agencies and who performed work at HP facilities in the United States. The plaintiffs claimed that they were incorrectly classified as contractors or contingent workers and, as a result, were wrongfully denied employee benefits covered by the Employment Retirement Income Security Act of 1974 ("ERISA") and benefits not covered by ERISA. The plaintiffs also claimed they were denied participation in HP's Share Ownership Plan, service award program, adoption assistance program, credit union, dependent care reimbursement program, educational assistance program, time off programs, flexible work arrangements, and the 401(k) plan. On May 22, 2005, plaintiffs amended their complaint to add a Worker Adjustment and Retraining Notification Act ("WARN") claim. The plaintiffs sought declaratory relief, an injunction, retroactive and prospective benefits and compensation, unspecified damages and enhanced damages, interest, costs and attorneys' fees. HP successfully moved to dismiss the ERISA and WARN claims on June 23, 2005, and the court dismissed those claims on December 15, 2005. The plaintiffs voluntarily dismissed the sole remaining claim, for breach of contract, on January 4, 2007.

Environmental

        HP is party to, or otherwise involved in, proceedings brought by U.S. or state environmental agencies under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as "Superfund," or state laws similar to CERCLA. HP is also conducting environmental investigations or remediations at several current or former operating sites pursuant to administrative orders or consent agreements with state environmental agencies. It is our policy to apply strict standards for environmental clean-up to sites inside and outside the United States, even where we are not required to do so under applicable local laws and regulations.

        The EU adopted the Waste Electrical and Electronic Equipment Directive in January 2003. The directive makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact legislation implementing the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). The EU member states were obliged to make producers participating in the market were financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states has been delayed into 2006 and 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. HP is continuing to evaluate the impact of and take steps to comply with the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation legislation and guidance.

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe was adequate as of April 30, 2007. These accruals were not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Note 15: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium sized businesses ("SMBs"), and large enterprises including the public and education sectors. HP's offerings span personal computing and other access devices; imaging and printing-related products and services; enterprise information technology ("IT") infrastructure, including enterprise storage and server technology; software that optimizes business technology investments; and multi-vendor customer services, including technology support and maintenance, consulting and integration and outsourcing services.

        HP and its operations are organized into seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the accompanying Consolidated Condensed Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. ESS, HPS and HP Software are structured beneath a broader Technology Solutions Group ("TSG"). In order to provide a supplementary view of HP's business, aggregated financial data for TSG is presented herein.

        HP has reclassified segment operating results for the three and six months ended April 30, 2006 to conform to certain fiscal 2007 organizational realignments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

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

•
HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration and outsourcing services. HPS also offers a variety of services tailored to particular industries such as communications, media and entertainment, manufacturing and distribution, financial services, health and life sciences and the public sector, including government services. HPS collaborates with the Enterprise Storage and Servers, and HP Software groups, as well as with third-party system integrators and software and networking companies to bring solutions to HP customers. HPS also works with HP's Imaging and Printing Group and Personal Systems Group to provide managed print services, end user workplace services, and mobile workforce productivity solutions to enterprise customers. Technology Services provides a range of services, including standalone product support and high availability services for complex, global, networked and multi-vendor environments. Technology Services also manages the delivery of product warranty support through its own service organization, as well as through authorized partners. Consulting and Integration provides services to architect, design and implement technology and industry-specific solutions for customers. Consulting and Integration also provides cross-industry solutions in the areas of architecture and governance, infrastructure, applications and packaged applications, security, IT service management, information management and enterprise Microsoft solutions. Outsourcing Services, formerly named Managed Services, offers IT management services, including comprehensive outsourcing, transformational infrastructure services, client computing managed services, managed web services, application services, business process outsourcing, end user workplace services and business continuity and recovery services.

•
HP Software has OpenView and OpenCall businesses. OpenView including Mercury's product lines, provides a suite of Business Technology Optimization ("BTO") software for automating key processes across critical IT functions, including strategy, applications, and operations. HP BTO software solutions help customers drive business results for a wide range of functional IT initiatives, including demand and portfolio management, service oriented architecture transformation, software quality management, business service management, IT service management, and IT infrastructure library. Under the OpenCall brand, HP Software also delivers a suite of solutions and platforms that enables service providers to develop and deploy next generation multimedia services including voice, data and video.

        HP's other business segments are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops and business notebooks as well as the HP Compaq Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs, and Voodoo Gaming PCs. Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. Workstations run on UNIX®, Windows® and Linux-based operating systems. Handheld computing devices include a series of HP iPAQ Pocket PC handheld computing devices, ranging from value devices such as music or Global Positioning System receivers to advanced devices with voice and data capability, that run on Windows® Mobile software. Digital entertainment products include plasma and LCD flat-panel televisions, the HP Digital Entertainment Center, HD DVD and RW drives, and DVD writers.

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

  •
  Corporate Investments is managed by the Office of Strategy and Technology and includes HP Labs and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions under the brand "ProCurve Networking," as well as the licensing of specific HP technology to third parties.

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

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions.

        Selected operating results information for each business segment was as follows:

	Three months ended April 30
	Total Net Revenue		Earnings (Loss) from Operations
	2007	2006	2007	2006
	In millions
Enterprise Storage and Servers	$4,619	$4,265	$407	$322
HP Services	4,145	3,892	459	345
HP Software	523	330	42	3

Technology Solutions Group	9,287	8,487	908	670

Personal Systems Group	8,663	6,977	417	248
Imaging and Printing Group	7,161	6,724	1,167	1,041
HP Financial Services	550	518	36	39
Corporate Investments	175	122	(18)	(49)

Segment total	$25,836	$22,828	$2,510	$1,949

	Six months ended April 30
	Total Net Revenue		Earnings (Loss) from Operations
	2007	2006	2007	2006
	In millions
Enterprise Storage and Servers	$9,072	$8,505	$823	$648
HP Services	8,093	7,649	873	638
HP Software	1,073	634	89	12

Technology Solutions Group	18,238	16,788	1,785	1,298

Personal Systems Group	17,382	14,426	831	541
Imaging and Printing Group	14,160	13,269	2,240	2,014
HP Financial Services	1,097	1,014	68	77
Corporate Investments	332	251	(47)	(82)

Segment total	$51,209	$45,748	$4,877	$3,848

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
	In millions
Net revenue:
Total segments	$25,836	$22,828	$51,209	$45,748
Elimination of intersegment net revenue and other	(302)	(274)	(593)	(535)

Total HP consolidated net revenue	$25,534	$22,554	$50,616	$45,213

Earnings before taxes:
Total segment earnings from operations	$2,510	$1,949	$4,877	$3,848
Corporate and unallocated costs and eliminations	(75)	(50)	(141)	(122)
Unallocated costs related to stock-based compensation expense	(131)	(103)	(271)	(226)
Amortization of purchased intangible assets	(212)	(151)	(413)	(298)
In-process research and development charges	(19)	(2)	(186)	(52)
Restructuring	(453)	14	(412)	(1)
Pension curtailments and pension settlements, net	508	—	517	—
Interest and other, net	87	157	198	195
Gains on investments	13	6	23	4

Total HP consolidated	$2,228	$1,820	$4,192	$3,348

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. As a result of the Mercury acquisition, the total assets of HP Software increased by approximately 253% to $6.7 billion as of April 30, 2007 from $1.9 billion as of October 31, 2006 due primarily to the goodwill and amortizable intangible assets acquired. There have been no material changes in the total assets of other segments.

  Net revenue by segment and business unit

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
	In millions
Net revenue(1):
Industry standard servers	$2,818	$2,413	$5,507	$4,861
Business critical systems	862	920	1,710	1,826
Storage	939	932	1,855	1,818

Enterprise Storage and Servers	4,619	4,265	9,072	8,505

Technology services	2,155	2,086	4,248	4,167
Outsourcing services(2)	1,195	1,070	2,320	2,081
Consulting and integration	795	736	1,525	1,401

HP Services	4,145	3,892	8,093	7,649

OpenView(3)	434	228	891	433
OpenCall & other	89	102	182	201

HP Software	523	330	1,073	634

Technology Solutions Group	9,287	8,487	18,238	16,788

Desktops	3,904	3,569	7,716	7,423
Notebooks	4,084	2,815	8,228	5,769
Workstations	402	338	807	667
Handhelds	105	129	288	345
Other	168	126	343	222

Personal Systems Group	8,663	6,977	17,382	14,426

Commercial hardware	1,786	1,739	3,475	3,394
Consumer hardware	996	1,015	2,223	2,238
Supplies	4,367	3,957	8,436	7,609
Other	12	13	26	28

Imaging and Printing Group	7,161	6,724	14,160	13,269

HP Financial Services	550	518	1,097	1,014
Corporate Investments	175	122	332	251

Total segments	25,836	22,828	51,209	45,748

Eliminations of intersegment net revenue and other	(302)	(274)	(593)	(535)

Total HP consolidated	$25,534	$22,554	$50,616	$45,213

(1)
Certain fiscal 2007 organizational realignments have been reflected retroactively to provide improved visibility and comparability. For fiscal year 2006, the realignments primarily resulted in revenue movement within business units within the ESS and HPS segments. There was no impact to total segment revenue.

(2)
Reflects the name change from Managed Services to Outsourcing Services effective in fiscal 2007.

(3)
Includes the operations of Mercury from November 2006.

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

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium sized businesses ("SMBs"), and large enterprises, including the public and education sectors. Our offerings span:

  •
  personal computing and other access devices;

  •
  imaging and printing-related products and services;

  •
  enterprise information technology infrastructure, including enterprise storage and server technology, and software that optimizes business technology investments; and

  •
  multi-vendor customer services, including technology support and maintenance, consulting and integration and outsourcing services.

        We have seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. ESS, HPS and HP Software are structured beneath a broader Technology Solutions Group ("TSG"). While TSG is not an operating segment, we sometimes provide financial data aggregating the segments within TSG in order to provide a supplementary view of our business.

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

  •
  We are expanding our ethics and compliance programs and enhancing our corporate governance to ensure that all of our actions are consistent with HP's values; and

  •
  We are repurchasing shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically.

        We continue to grow our business organically and through strategic acquisitions. During the first six months of fiscal 2007, we acquired six companies, the largest of which was Mercury Interactive Corporation ("Mercury"), and we expect to continue to make strategic acquisitions from time to time in the future.

        In February 2007, we announced our decision to modify our U.S. defined benefit pension plan for the remaining number of U.S. employees still accruing benefits under the program. Effective January 1, 2008, these employees will cease accruing pension benefits and will, instead, receive an increased 401(k) match to 6 percent from 4 percent of eligible earnings. The final pension benefit amount will be calculated based on pay and service through December 31, 2007. In addition, future eligibility for the Pre-2003 HP Retiree Medical Program will be limited to those employees who are within five years of satisfying the program's eligibility criteria on June 30, 2007. These actions reduced our U.S. defined benefit and post-retirement plan obligations, and, as a result, we recorded a one-time curtailment gain of $542 million in the second quarter of fiscal 2007. In conjunction with this announcement, we provided eligible affected employees with the opportunity to participate in a 2007 U.S. Enhanced Early Retirement program (the "2007 EER") and recorded a restructuring charge of $395 million during the second quarter of fiscal 2007. A total of 3,077 employees participated in the 2007 EER, including 593 persons who had been included in previous restructuring programs or who voluntarily left the company since November 30, 2006. All employees who participated in the 2007 EER left the company by May 31, 2007. For more information, see Notes 7 and 13 to the Consolidated Condensed Financial Statements in Item 1, which are incorporated herein by reference.

        In terms of how our execution of our operating framework has translated into financial performance, the following provides an overview of our key financial metrics in the second quarter and first half of fiscal 2007:

		TSG
	HP Consolidated	ESS	HPS	HP Software	Total	PSG	IPG	HPFS
	in millions, except per share amounts
Three Months Ended April 30
Net revenue	$25,534	$4,619	$4,145	$523	$9,287	$8,663	$7,161	$550
Year-over-year net revenue % increase	13%	8%	7%	58%	9%	24%	6%	6%
Earnings from operations	$2,128	$407	$459	$42	$908	$417	$1,167	$36
Earnings from operations as a % of net revenue	8%	9%	11%	8%	10%	5%	16%	7%
Net earnings	$1,775
Net earnings per share
Basic	$0.67
Diluted	$0.65
Six Months Ended April 30
Net revenue	$50,616	$9,072	$8,093	$1,073	$18,238	$17,382	$14,160	$1,097
Year-over-year net revenue % increase	12%	7%	6%	69%	9%	20%	7%	8%
Earnings from operations	$3,971	$823	$873	$89	$1,785	$831	$2,240	$68
Earnings from operations as a % of net revenue	8%	9%	11%	8%	10%	5%	16%	6%
Net earnings	$3,322
Net earnings per share
Basic	$1.24
Diluted	$1.20

        Cash and cash equivalents at April 30, 2007 totaled $12.2 billion, a decrease of $4.2 billion from the October 31, 2006 balance of $16.4 billion. The decrease for the first six months of fiscal 2007 was due primarily to the $6.3 billion paid to repurchase our common stock and the $4.8 billion of net cash paid for business acquisitions, partially offset by $4.1 billion cash from operations and a $2.8 billion net increase in debt and commercial paper.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended April 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

        Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 are as follows:

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by HP in the first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1"). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore will be adopted by us in the first quarter of fiscal 2008. The actual impact of the adoption of FIN 48 and FSP FIN 48-1 on our consolidated results of operations and financial condition will depend on facts and circumstances that exist on the date of adoption. We are currently evaluating the impact of the adoption of FIN 48 and FSP FIN 48-1.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which we expect to adopt effective October 31, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of SFAS 158 effective October 31, 2009. Based upon the most recent actuarial measurement reflecting the modifications to our U.S. defined benefit pension plan announced in the second quarter of fiscal 2007, the adoption of SFAS 158 is expected to result in a decrease in assets of $733 million, a decrease in liabilities of $141 million and a pretax increase in the accumulated other comprehensive loss of $592 million. The actual impact of the adoption of SFAS 158 may differ from these estimates due to changes to actual plan assets and liabilities in fiscal 2007.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

        During the first six months of fiscal 2007, we adopted the following accounting standards, none of which had a material effect on our consolidated results of operations during such period or financial condition at the end of such period:

  •
  SFAS No. 154, "Accounting for Changes and Error Corrections";

  •
  Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements";

  •
  Emerging Issues Task Force ("EITF") 05-5, "Accounting for Early Retirement or Postemployment Programs with Specific Features (Such as Terms Specified in Altersteilzeit Early Retirement Arrangements)"; and

  •
  EITF 06-9, "Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee."

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2007		2006		2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$25,534	100.0%	$22,554	100.0%	$50,616	100.0%	$45,213	100.0%
Cost of sales(1)	19,283	75.5%	16,970	75.2%	38,419	75.9%	34,362	76.0%

Gross margin	6,251	24.5%	5,584	24.8%	12,197	24.1%	10,851	24.0%
Research and development	903	3.5%	930	4.1%	1,780	3.5%	1,801	4.0%
Selling, general and administrative	3,044	12.0%	2,858	12.8%	5,952	11.8%	5,550	12.2%
Amortization of purchased intangible assets	212	0.8%	151	0.7%	413	0.8%	298	0.7%
In-process research and development charges	19	0.1%	2	—	186	0.4%	52	0.1%
Restructuring	453	1.8%	(14)	(0.1)%	412	0.8%	1	—
Pension curtailments and pension settlements, net	(508)	(2.0)%	—	—	(517)	(1.0)%	—	—

Earnings from operations	2,128	8.3%	1,657	7.3%	3,971	7.8%	3,149	7.0%
Interest and other, net	87	0.3%	157	0.7%	198	0.4%	195	0.4%
Gains on investments	13	0.1%	6	—	23	0.1%	4	—

Earnings before taxes	2,228	8.7%	1,820	8.0%	4,192	8.3%	3,348	7.4%
Provision for (benefit from) taxes	453	1.7%	(79)	(0.4)%	870	1.7%	222	0.5%

Net earnings	$1,775	7.0%	$1,899	8.4%	$3,322	6.6%	$3,126	6.9%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of weighted-average net revenue growth were as follows:

	Three months ended April 30, 2007	Six months ended April 30, 2007
	Percentage Points
Personal Systems Group	7.5	6.5
Imaging and Printing Group	1.9	2.0
Enterprise Storage and Servers	1.6	1.3
HP Services	1.1	1.0
HP Software	0.9	1.0
HP Financial Services	0.1	0.2
Corporate Investments/Other	0.1	—

Total HP	13.2	12.0

        For the three and six months ended April 30, 2007, net revenue increased 13% and 12%, respectively, from the prior year comparable periods and increased 10% and 9%, respectively, on a constant currency basis. The favorable currency impact was due primarily to the movement of the dollar against the euro. U.S. net revenue increased 9% to $8.5 billion for the second quarter of fiscal 2007, while international net revenue increased 15% to $17.1 billion. U.S. net revenue increased 7% to $16.7 billion for the first half of fiscal 2007, while international net revenue increased 15% to $33.9 billion.

        For the three and six months ended April 30, 2007, PSG had double digit net revenue growth across all regions as a result of unit volume increases of 30% and 24%, respectively. The unit volume increases resulted from strong growth in notebooks and a significant improvement in emerging markets.

The increases were partially offset by declines in average selling prices ("ASPs") in consumer and commercial clients of 4% and 6%, respectively, in the second quarter of fiscal 2007 and by 3% and 5%, respectively, in the first half of fiscal 2007 as compared to the prior year periods.

        IPG net revenue growth in the second quarter and first six months of fiscal 2007 was due mainly to increased unit volumes of printer supplies resulting from the continued expansion of printer hardware placements and the strong performance of supplies for color-related products.

        ESS net revenue growth in the second quarter and first half of fiscal 2007 was the result primarily of strong blade revenue and unit growth in our industry standard servers business, increased option attach rates in our ProLiant server line, continued strong performance in mid-range EVA products, growth in commercial storage area networks and revenue increases from our Integrity servers. The ESS growth was moderated by revenue declines in our tape business, high-end arrays and PA-RISC and Alpha server product lines.

        HPS net revenue in the second quarter and first half of fiscal 2007 increased due primarily to favorable currency impacts, revenue increases in outsourcing services driven by existing accounts growth and new business and revenue increases in consulting and integration associated with acquisitions made since the second quarter of fiscal year 2006.

        The net revenue growth in HP Software for the three and six months ended April 30, 2007 was due primarily to growth in our OpenView business as a result of the Mercury acquisition and increases in revenue from support contracts.

        The HPFS net revenue increase for the three and six months ended April 30, 2007 was due primarily to operating lease growth and end-of-lease activity, which was partially offset by lower used equipment sales.

Stock-Based Compensation Expense

        See Note 2 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Gross Margin

        The weighted-average components of the change in gross margin as a percentage of net revenue as compared to last year were as follows:

	Three months ended April 30, 2007	Six months ended April 30, 2007
	Percentage Points
HP Software	0.4	0.5
HP Services	0.3	0.3
Imaging and Printing Group	(0.1)	—
HP Financial Services	(0.1)	(0.1)
Personal Systems Group	(0.3)	(0.3)
Enterprise Storage and Servers	(0.5)	(0.3)
Corporate Investments/Other	—	—

Total HP	(0.3)	0.1

        The improvement in HP Software gross margin in the three and six months ended April 30, 2007 was due primarily to a favorable change in revenue mix associated with increased revenue from Mercury licenses and support, which typically have a higher gross margin than the other products within the segment.

        The HPS gross margin increase in the second quarter and first half of fiscal 2007 over the prior year periods was due primarily to the continued focus on cost structure improvements from delivery efficiencies and cost controls, which were partially offset by the impact from the continued competitive pricing environment.

        In the second quarter of fiscal 2007, IPG contributed unfavorably to our total company's weighted-average change in gross margin as IPG's revenue growth was less than overall company's revenue growth. The IPG segment gross margin remained flat as favorable product mix shifts were offset by increased costs associated with new product introductions. In the first half of fiscal 2007, IPG made a small contribution to our total company's weighted-average change in gross margin, while the IPG segment gross margin increased slightly due primarily to improved margins for supplies resulting from a favorable product mix, which was partially offset by unfavorable hardware margins.

        The HPFS gross margin decline for both the three and six months ended April 30, 2007 was due primarily to a decrease in net recoveries from bad debt expense.

        For the three and six months ended April 30, 2007, PSG contributed unfavorably to our total company's weighted average change in gross margin as a result of rapid growth in the segment. PSG segment gross margin remained flat for both periods as lower ASPs were offset by reduced component costs and improvements in supply chain and warranty costs per unit.

        The decrease in ESS gross margin for both periods was due primarily to the ongoing mix shift to lower-margin Integrity products within business critical systems and a continued mix shift towards industry standard servers within the segment.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense decreased in the second quarter and first half of fiscal 2007 due primarily to effective cost controls, which was offset in part by additional R&D expenses related to the Mercury acquisition. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in R&D expense for the three and six months ended April 30, 2007.

  Selling, General and Administrative

        Total SG&A expense increased in the second quarter and first half of fiscal 2007 due primarily to additional expenses related to the acquisition of Mercury, investments in incremental sales resources and unfavorable currency impacts related to the movement of the dollar against the euro. As a percentage of net revenue, the ESS, HPS, PSG and IPG segments experienced a year-over-year decrease or no change in SG&A expense for the three and six months ended April 30, 2007, while HP Software experienced a year-over-year increase in SG&A expense.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three and six months ended April 30, 2007 as compared to the same periods in the prior year was due primarily to amortization expenses related to the acquisition of Mercury in the first quarter of fiscal 2007, partially offset by a decrease in amortization expense related to certain intangible assets associated with prior acquisitions, including the Compaq Computer Corporation ("Compaq") acquisition, that had reached the end of their amortization period.

        For more information on our amortization of purchased intangibles assets, see Note 6 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  In-Process Research and Development Charges

        For the three and six months ended April 30, 2007, we recorded $19 million and $186 million respectively, of in-process research and development ("IPR&D") compared to $2 million and $52 million in the prior year comparable periods. IPR&D charges are incurred in connection with our acquisitions. The increase in IPR&D during the first six months of fiscal 2007 was due primarily to our acquisition of Mercury in the first quarter of fiscal 2007.

  Restructuring

        Restructuring charges for the three and six months ended April 30, 2007 were $453 million and $412 million, respectively. The charges for both periods included a $395 million restructuring charge related to severance and other benefit costs associated with those employees who elected to participate in the 2007 EER. For the three months ended April 30, 2007, the charges also included restructuring charge adjustments of $58 million related to our fiscal 2005, 2003, 2002 and 2001 restructuring programs. For the six months ended April 30, 2007, the above charges were partially offset by a net $41 million expense reduction in the first quarter of fiscal 2007, which included severance adjustments for employees whose positions were eliminated but who found other positions within HP, a non-cash stock-based compensation expense adjustment and a curtailment gain from our U.S. retiree medical program, all related to our fiscal 2005 restructuring plan approved in the fourth quarter of fiscal 2005.

        Restructuring charges for the three months ended April 30, 2006 resulted in a net gain of $14 million, due primarily to a $4 million curtailment gain from the U.S. retiree medical program and a $37 million settlement gain from the U.S. pension plans, both related to the fiscal 2005 restructuring plan, partially offset by a net charge of $27 million related to adjustments of severance and other related restructuring charges for the fiscal 2001, 2002, 2003 and 2005 restructuring plans. The restructuring charges for the six months ended April 30, 2006 were $1 million, which included adjustments of severance and other related restructuring charges in the first six months of fiscal 2006, partially offset by the curtailment and settlement gains from our U.S. retiree medical program and U.S. pension plans.

        For more information, see Note 7 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  Workforce Rebalancing

        As part of our ongoing business operations, we incurred workforce rebalancing charges during the first six months of fiscal 2007 within certain business segments for severance and related costs. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs through the remainder of fiscal 2007.

  Pension Curtailments and Pension Settlements, Net

        In the second quarter and first half of fiscal 2007, we recognized a net gain on pension curtailments and settlements of $508 million and $517 million, respectively, relating primarily to a $542 million curtailment gain associated with a modification to our U.S. defined benefit pension plan. This curtailment gain was offset partially by settlement losses related to our other pension plan design changes. For more information, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Interest and Other, Net

        For the three months ended April 30, 2007, interest and other, net decreased by $70 million compared to the prior year period. The decrease resulted primarily from less favorable foreign currency impact on our various balance sheet items and higher interest expenses due to our higher average debt balances. For the six months ended April 30, 2007, interest and other, net increased slightly compared to the prior year period as a result of a favorable foreign currency impact on our various balance sheet items and higher interest income, which were partially offset by higher interest expense.

Gains on Investments

        Net gains on investment for the three and six months ended April 30, 2007 and April 30, 2006, resulted primarily from gains on the sale of investments, which were offset in part by impairment charges on our investment portfolio.

Provision for Taxes

        Our effective tax rate was 20.3% and (4.3)% for the three months ended April 30, 2007 and April 30, 2006, respectively, and 20.8% and 6.6% for the six months ended April 30, 2007 and April 30, 2006, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the U.S. There were no material discrete items affecting the tax rate for the three and six months ended April 30, 2007.

        Other income tax adjustments of $437 million decreased the effective tax rate for the three and six months ended April 30, 2006. This amount includes reductions to net income tax accruals of $49 million and $443 million as a result of the final settlement of the Internal Revenue Service ("IRS") examinations of our U.S. income tax returns for fiscal years 1993 to 1995 and 1996 to 1998, respectively. The reductions to the net income tax accruals for fiscal years 1996 to 1998 relate primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, as well as other issues involving our non-U.S. operations and interest accruals. These favorable income tax adjustments were offset in part by an increase of approximately $35 million to deferred tax liabilities related to earnings outside the U.S. as well as $20 million in additional net income tax accruals primarily related to non-U.S. income tax examinations.

Segment Information

        A description of the products and services for each segment can be found in Note 15 to the Consolidated Condensed Financial Statements. We have presented the business segments in this Form 10-Q based on our management organizational structure as of April 30, 2007 and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

        ESS, HPS and HP Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended April 30
	2007	2006	% Increase
	In millions
Net revenue	$4,619	$4,265	8.3%
Earnings from operations	$407	$322	26.4%
Earnings from operations as a % of net revenue	8.8%	7.5%
	Six months ended April 30
	2007	2006	% Increase
	In millions
Net revenue	$9,072	$8,505	6.7%
Earnings from operations	$823	$648	27.0%
Earnings from operations as a % of net revenue	9.1%	7.6%

        The components of weighted-average net revenue growth by business unit were as follows:

	Three months ended April 30, 2007	Six months ended April 30, 2007
	Percentage Points
Industry standard servers	9.5	7.6
Storage	0.2	0.4
Business critical systems	(1.4)	(1.3)

Total ESS	8.3	6.7

        On a constant currency basis, ESS net revenue increased 5% and 3% for the second quarter and the first six months of fiscal 2007, respectively, compared to the same periods in fiscal 2006. The favorable currency impact for both periods was due primarily to the movement of the dollar against the euro. Industry standard servers revenue grew 17% and 13% for the second quarter and first six months, respectively, of fiscal 2007 as a result of strong growth in blade revenue and units, as well as increased option attach rates in the ProLiant server line. Storage net revenue increased 1% and 2%, respectively, for the second quarter and first six months of fiscal 2007 compared to the prior year periods, with continued strong performance in mid-range EVA products within the storage area networks offerings and improved revenue in commercial storage area networks, while the tape business and high-end array declines moderated the overall storage growth. Business critical systems net revenue decreased 6% for both the second quarter and first six months of fiscal 2007 as compared to the same periods in the prior year. The decrease for both periods was due primarily to revenue declines in the PA-RISC product line and to the planned phase out of our Alpha server product line. The declines were partially offset by strong net revenue growth in our Integrity servers, which represented 61% of the business critical systems revenue mix in the second quarter of fiscal 2007 and 58% in the first six months of fiscal 2007, up from 36% and 33%, respectively, in the same periods in the prior year. We expect revenue mix from Integrity servers to continue to grow as customers migrate from PA-RISC and Alpha products. Integrity server revenue in the first six months of fiscal 2007 also included revenue from Montecito-based Integrity servers which were first shipped in the fourth quarter of fiscal 2006. NonStop server net revenue increased 6% for the second quarter of fiscal 2007 compared to the prior year period, due primarily to the growth of Integrity NonStop server revenue. For the first six months of fiscal 2007, NonStop server net revenue decreased 4% from the prior year period due primarily to a revenue decrease related to discontinued products.

        ESS earnings from operations as a percentage of net revenue for the second quarter and first six months of fiscal 2007 increased by 1.3 and 1.5 percentage points, respectively, compared to the prior year periods, due primarily to decreases in operating expenses as a percentage of net revenue, which was partially offset by declines in gross margin. Gross margin decreased for both periods due primarily to the ongoing mix shift to lower-margin Integrity products within business critical systems and a continued mix shift towards industry standard servers. The decrease in operating expense as a percentage of net revenue for the second quarter and first six months of fiscal 2007 was due primarily to efficient expense management.

HP Services

	Three months ended April 30
	2007	2006	% Increase
	In millions
Net revenue	$4,145	$3,892	6.5%
Earnings from operations	$459	$345	33.0%
Earnings from operations as a % of net revenue	11.1%	8.9%
	Six months ended April 30
	2007	2006	% Increase
	In millions
Net revenue	$8,093	$7,649	5.8%
Earnings from operations	$873	$638	36.8%
Earnings from operations as a % of net revenue	10.8%	8.3%

        The components of weighted-average net revenue growth by business unit were as follows:

	Three months ended April 30, 2007	Six months ended April 30, 2007
	Percentage Points
Technology services	1.8	1.1
Outsourcing services(1)	3.2	3.1
Consulting and integration	1.5	1.6

Total HPS	6.5	5.8

(1)
Reflects the name change from Managed Services to Outsourcing Services effective in fiscal 2007.

        On a constant currency basis, HPS net revenue increased 3% and 2%, for the second quarter and first six months of fiscal 2007, respectively, as compared to the same periods in fiscal 2006. The favorable currency impact for both periods was due primarily to the movement of the dollar against the euro. Net revenue in technology services increased 3% and 2%, for the second quarter and first six months of fiscal 2007, respectively, due primarily to favorable currency impacts and changes in the mix of platforms being serviced, which were partially offset by competitive pricing pressures. During the three and six months ended April 30, 2007, outsourcing services net revenue grew by 12% and 11%, respectively, from the same periods in fiscal 2006, driven mainly by existing account growth, new business and favorable currency impacts. Net revenue in consulting and integration increased 8% and 9%, respectively, for the second quarter and first six months of fiscal 2007, compared to the same periods in fiscal 2006, due to acquisitions made since the second quarter of fiscal year 2006 and favorable currency impacts.

        HPS earnings from operations as a percentage of net revenue for the three and six months ended April 30, 2007 increased by 2.2 and 2.5 percentage points, respectively. The operating margin increase for both periods was the result of a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase in HPS for the second quarter and first half of fiscal 2007 was due primarily to the continued focus on cost structure improvements generated by delivery efficiencies and cost controls, which were partially offset by the impact from the continued competitive pricing environment. For the second quarter and first six months of fiscal 2007, continued efficiency improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to the prior year periods. Technology services operating margin for both periods continued to benefit from improved delivery efficiencies and cost controls, which were offset in part by the impact of the ongoing portfolio mix shift from higher margin proprietary support to lower margin areas such as IT solution services. Outsourcing services operating margin increased for both periods due primarily to improved delivery efficiencies and reduced operating expenses. Consulting and integration operating margin declined slightly for the three months ended April 30, 2007 as compared to the same period in fiscal 2006, due primarily to project losses associated with a customer dispute and costs related to a recent acquisition, which were partially offset by more efficient utilization of our consultants. The slight increase in consulting and integration operating margin for the first six months ended April 30, 2007 as compared to the prior year period was due mainly to more efficient utilization of our consultants and reduced operating expenses.

HP Software

	Three months ended April 30
	2007	2006	% Increase
	In millions
Net revenue	$523	$330	58.5%
Earnings from operations	$42	$3	1,300.0%
Earnings from operations as a % of net revenue	8.0%	0.9%
	Six months ended April 30
	2007	2006	% Increase
	In millions
Net revenue	$1,073	$634	69.2%
Earnings from operations	$89	$12	641.7%
Earnings from operations as a % of net revenue	8.3%	1.9%

        On a constant currency basis, HP Software revenue increased 54% and 64%, respectively, for the three and six months ended April 30, 2007, as compared to the same periods in fiscal 2006. The favorable currency impact was due primarily to the movement of the dollar against the euro. Excluding the results of Mercury, HP Software's revenue was flat and grew 4%, respectively, for the second quarter and first half of fiscal 2007. Net revenue associated with the Mercury acquisition was included in the results of OpenView, our management solutions software product line, which increased 90% and 106%, respectively, for the second quarter and first six months of fiscal 2007, and 6% and 10%, respectively, without Mercury. Net revenue for OpenCall, our telecommunications solutions product line, decreased 13% and 9% for the three and six months ended April 30, 2007, respectively. OpenView net revenue growth was the result of the Mercury acquisition and increases in revenue from support contracts. The decrease in OpenCall net revenue was due primarily to the decline of hardware computer revenue as a result of a platform shift that resulted in a transfer of the higher growth hardware revenue to ESS.

        The operating margin improvement of 7.1 percentage points for the three months ended April 30, 2007 as compared to the same period in fiscal 2006 was the result primarily of an increase in gross margin and, to a lesser degree, a decrease in operating expense as a percentage of net revenue. The operating margin improvement of 6.4 percentage points for the six months ended April 30, 2007 as compared to the same period in fiscal 2006 was the result primarily of an increase in gross margin, partially offset by an increase in operating expense as a percentage of net revenue. For both the second quarter and first six months of fiscal 2007, the improvement in gross margin was a result of a favorable change in revenue mix driven by Mercury licenses and support, which typically have a higher gross margin than the other products in the segment, and to a lesser degree by more effective management of the support costs for OpenView and OpenCall. Operating expense as a percentage of net revenue for the second quarter of fiscal 2007 decreased due primarily to cost controls and synergy savings from the Mercury acquisition. Operating expense as a percentage of net revenue for the first half of fiscal 2007 increased due primarily to a higher proportion of field selling costs as a percentage of revenue and integration expenses related to the Mercury acquisition.

Personal Systems Group

	Three months ended April 30
	2007	2006	% Increase
	In millions
Net revenue	$8,663	$6,977	24.2%
Earnings from operations	$417	$248	68.1%
Earnings from operations as a % of net revenue	4.8%	3.6%
	Six months ended April 30
	2007	2006	% Increase
	In millions
Net revenue	$17,382	$14,426	20.5%
Earnings from operations	$831	$541	53.6%
Earnings from operations as a % of net revenue	4.8%	3.8%

        The components of weighted-average net revenue growth by business unit were as follows:

	Three months ended April 30, 2007	Six months ended April 30, 2007
	Percentage Points
Notebook PCs	18.2	17.0
Workstations	0.9	1.0
Desktop PCs	4.8	2.1
Handhelds	(0.3)	(0.4)
Other	0.6	0.8

Total PSG	24.2	20.5

        On a constant currency basis, PSG's net revenue increased 20% and 17%, respectively, for the second quarter and first six months of fiscal 2007, as compared to the same periods in fiscal 2006. The favorable currency impact for both periods was due primarily to the movement of the dollar against the euro. Unit volumes increased by 30% and 24%, respectively, for the second quarter and first six months of fiscal 2007, as compared to the same periods in fiscal 2006, driving double digit net revenue growth across all regions. The unit volume increases were the result of strong growth in notebooks, with significant improvements in emerging markets. For the second quarter and first six months of fiscal 2007, net revenue for notebook PCs increased 45% and 43%, respectively, while net revenue for desktop PCs increased 9% and 4%, respectively, from the prior year periods. For the second quarter and first six months of fiscal 2007, net revenue for consumer clients increased 41% and 34%, respectively, while net revenue for commercial clients increased 13% and 10%, respectively, from the prior year periods. The net revenue increases in Other PSG for the second quarter and the first six months of fiscal 2007 compared to the prior year were related primarily to improvements in extended warranty sales. The revenue increases were partially offset by decreases in handhelds revenue for both periods due to declines in the personal digital assistant product market, coupled with our product transition to converged devices. The positive revenue impact from the PSG unit volume increase in the second quarter was moderated by ASP declines of 4% in consumer client and 6% in commercial client as compared to the prior year. For the first six months of fiscal 2007, the positive revenue impact from the PSG unit volume increase compared to the first six months of fiscal 2006 was also moderated by a 3% decline in consumer client ASPs and a 5% decline in commercial client ASPs. ASPs declined in both periods from the prior year as a result of price erosion related to component cost reductions, which was partially offset by increased notebook mix and monitor attach rates.

        PSG earnings from operations as a percentage of net revenue increased by 1.2 percentage points for the second quarter of fiscal 2007 and 1.0 percentage points for the first six months of fiscal 2007 from the same periods in fiscal 2006 as a result primarily of decreases in operating expenses as a percentage of net revenue for both periods. Gross margin remained flat for both periods as a result primarily of the ASP declines, which were offset by reduced component costs and improvements in supply chain and warranty costs per unit. The operating expense decline as a percentage of net revenue for the second quarter and first six months of fiscal 2007 was the result primarily of the increased net revenue and continued efforts to improve our cost structure through efficiency measures.

Imaging and Printing Group

	Three months ended April 30
	2007	2006	% Increase
	In millions
Net revenue	$7,161	$6,724	6.5%
Earnings from operations	$1,167	$1,041	12.1%
Earnings from operations as a % of net revenue	16.3%	15.5%
	Six months ended April 30
	2007	2006	% Increase
	In millions
Net revenue	$14,160	$13,269	6.7%
Earnings from operations	$2,240	$2,014	11.2%
Earnings from operations as a % of net revenue	15.8%	15.2%

        The components of weighted-average net revenue growth by business unit were as follows:

	Three months ended April 30, 2007	Six months ended April 30, 2007
	Percentage Points
Supplies	6.1	6.2
Commercial hardware	0.7	0.6
Consumer hardware	(0.3)	(0.1)

Total IPG	6.5	6.7

        On a constant currency basis, IPG's net revenue increased 3% and 4%, respectively, for the three and six months ended April 30, 2007 from the prior year comparable periods. The favorable currency impact was due primarily to the movement of the dollar against the euro. The growth in printer supplies net revenue for the second quarter and first six months of fiscal 2007, as compared to the same periods in the prior year, reflected higher unit volumes of supplies as a result of the continued expansion of printer hardware placements and the strong performance of supplies for color-related products. The year-over-year growth in commercial hardware net revenue for the second quarter and first six months of fiscal 2007 was attributable mainly to unit volume growth in laser printers and multifunction printers and revenue from our large format printing products. The decrease in consumer hardware net revenue for the second quarter and first six months of fiscal 2007 was attributable to the continued shift in demand to lower-priced products and strategic pricing decisions, which caused average revenue per unit to decline as compared to the prior year periods.

        For the three months ended April 30, 2007, IPG earnings from operations as a percentage of net revenue increased 0.8 percentage points as compared to the same period in fiscal 2006, driven by higher revenue and flat operating expenses. Gross margin remained flat as favorable product mix shifts were offset by increased costs associated with new product introductions. For the six months ended April 30, 2007, IPG earnings from operations as a percentage of net revenue increased 0.6 percentage points as compared to the same period in fiscal 2006, driven primarily by an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. Gross margin improved slightly in the first six months of fiscal 2007, due primarily to improved margins for supplies resulting from a favorable product mix, which were partially offset by unfavorable hardware margins.

HP Financial Services

	Three months ended April 30
	2007	2006	% Increase (decrease)
	In millions
Net revenue	$550	$518	6.2%
Earnings from operations	$36	$39	(7.7)%
Earnings from operations as a % of net revenue	6.5%	7.5%
	Six months ended April 30
	2007	2006	% Increase (decrease)
	In millions
Net revenue	$1,097	$1,014	8.2%
Earnings from operations	$68	$77	(11.7)%
Earnings from operations as a % of net revenue	6.2%	7.6%

        For the three and six months ended April 30, 2007, HPFS net revenue increased by 6% and 8%, respectively, compared to the prior year comparable periods. The net revenue increase for both periods in fiscal 2007 was due primarily to operating lease growth and end-of-lease activity, which was partially offset by lower used equipment sales.

        For the three and six months ended April 30, 2007, earnings from operations as a percentage of net revenue decreased 1.0 and 1.4 percentage points, respectively. The decrease was due primarily to lower gross margins that resulted from a decrease in net recoveries from bad debt, which was partially offset by lower operating expenses due to continued cost reduction controls.

Financing Originations

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
	In millions
Total financing originations	$975	$902	$1,983	$1,871

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 8% and 6%, respectively, in the second quarter and first six months of fiscal 2007, compared to the same periods in fiscal 2006. The increase was driven by higher financings associated with HP product sales and a favorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2007	October 31, 2006
	In millions
Portfolio assets(1)	$7,655	$7,345

Allowance for doubtful accounts	80	80
Operating lease equipment reserve	42	42

Total reserve	122	122

Net portfolio assets	$7,533	$7,223

Reserve coverage	1.6%	1.7%
Debt to equity ratio(2)	6.0x	6.0x

(1)
Portfolio assets include financing receivables of approximately $5.0 billion at April 30, 2007 and $4.9 billion at October 31, 2006 and net equipment under operating leases of $1.5 billion at April 30, 2007 and at October 31, 2006, as disclosed in Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $500 million at April 30, 2007 and $400 million at October 31, 2006, and intercompany leases of approximately $600 million at April 30, 2007 and $500 million at October 31, 2006, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at April 30, 2007 increased 4% from October 31, 2006. The increase resulted from a high level of financing originations in the first quarter of fiscal 2007 and a favorable currency impact in the first and second quarters of fiscal 2007.

  Roll-forward of Reserves:

	October 31, 2006	Additions to allowance	Deductions, net of recoveries	April 30, 2007
	In millions
Allowance for doubtful accounts	$80	$11	$(11)	$80
Operating lease equipment reserve	42	5	(5)	42

Total reserve	$122	$16	$(16)	$122

Corporate Investments

	Three months ended April 30
	2007	2006	% Increase (Decrease)
	In millions
Net revenue	$175	$122	43.4%
Loss from operations	$(18)	$(49)	(63.3)%
Loss from operations as a % of net revenue	(10.3)%	(40.2)%
	Six months ended April 30
	2007	2006	% Increase (Decrease)
	In millions
Net revenue	$332	$251	32.3%
Loss from operations	$(47)	$(82)	(42.7)%
Loss from operations as a % of net revenue	(14.2)%	(32.7)%

        The majority of the net revenue in Corporate Investments relates to network infrastructure products sold under the brand "ProCurve Networking." For the three and six months ended April 30, 2007, revenue from network infrastructure products increased 43% and 32%, respectively, compared to the same periods in fiscal 2006 as the result of continued increased sales of enterprise class gigabit Ethernet switch products.

        Corporate Investments' loss from operations for the second quarter and first half of fiscal 2007 was due to expenses related to corporate development, global alliances and HP Labs. Such losses were partially offset by higher earnings from operations generated by network infrastructure products.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Six months ended April 30
	2007	2006
	In millions
Net cash provided by operating activities	$4,139	$5,480
Net cash used in investing activities	(5,683)	(1,465)
Net cash used in financing activities	(2,620)	(3,894)

Net (decrease) increase in cash and cash equivalents	$(4,164)	$121

Operating Activities

        Net cash provided by operating activities decreased by approximately $1.3 billion for the six months ended April 30, 2007 as compared to the corresponding period in fiscal 2006. The decrease was due primarily to higher payments for bonuses earned in fiscal 2006 and paid in the first quarter of fiscal 2007, a year-over-year increase in accounts receivable and a year-over-year decrease in accounts payable. The operating cash decrease was offset partially by higher earnings and lower inventories.

Investing Activities

        Net cash used in investing activities increased by $4.2 billion for the six months ended April 30, 2007 as compared to the corresponding period in fiscal 2006 due primarily to cash paid for acquisitions and higher payments for property, plant and equipment.

Financing Activities

        Net cash used in financing activities decreased by $1.3 billion for the six months ended April 30, 2007 as compared to the corresponding period in fiscal 2006 due primarily to higher issuances of debt and commercial paper partially offset by increased repurchases of our common stock.

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 112 million shares for approximately $4.5 billion in the first half of fiscal 2007. We completed share repurchases of approximately 88 million shares for approximately $2.7 billion in the first half of fiscal 2006.

        In addition to the above transactions, we entered into an Accelerated Share Repurchase program (the "ASR Program") with a third-party investment bank during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, we purchased 40 million shares of our common stock from a third-party investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). We decreased our shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to us included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. As of April 30, 2007, the investment bank had purchased approximately 18 million shares in the open market for an aggregate purchase price of approximately $736 million. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of our shares during the averaging period was approximately $90 million less than the Purchase Price. As a result, we expect to receive additional HP shares to be purchased by the investment bank in the open market with a value approximately equal to that amount. We expect to receive the additional shares during the third quarter of fiscal 2007 and will treat them as additional repurchased shares at that time.

        In addition to the above transactions, we entered into a prepaid variable share purchase program ("PVSPP") with a third-party investment bank during the first quarter of 2006 and prepaid $1.7 billion in exchange for the right to receive a variable number of shares of our common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. During the first half of fiscal 2007, we had received 19 million shares for an aggregate price of $629 million under the PVSPP. We completed all repurchases under the PVSPP on March 9, 2007. As of that date, we had cumulatively received a total of 53 million shares. We retired all shares repurchased and no longer deemed those shares outstanding.

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. On March 15, 2007, our Board of Directors authorized an additional $8.0 billion for future repurchases of our common stock. As of April 30, 2007, we had remaining authorization of approximately $7.3 billion for future share repurchases.

Key Performance Metrics

	Three months ended
	April 30, 2007	October 31, 2006
Days of sales outstanding in accounts receivable	41	40
Days of supply in inventory	34	38
Days of purchases outstanding in accounts payable	(54)	(59)

Cash conversion cycle	21	19

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

        The increase in DSO was due primarily to an increased accounts receivable balance as a result of higher revenue in the three months ended April 30, 2007, higher currency impacts from Europe, as well as lower cash discount rates for early payments on accounts receivable. The decrease in DOS was due primarily to a lower inventory balance as a result of higher revenue at the end of the period and improved inventory control. The decrease in DPO was due primarily to a lower accounts payable balance as compared to that at October 31, 2006 resulting from the high purchase activities during the fourth quarter of fiscal 2006. These changes contributed to the increase in the cash conversion cycle for the second quarter ended April 30, 2007 compared to the fourth quarter ended October 31, 2006.

LIQUIDITY

        As previously discussed, we generally use cash generated by operations as our primary source of liquidity, since internally generated cash flows are typically sufficient to support business operations, capital expenditures and the payment of stockholder dividends, in addition to a level of discretionary investments and share repurchases. We are able to supplement this near-term liquidity, if necessary, with broad access to capital markets and credit facilities made available by various foreign and domestic financial institutions.

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and the overall cost of capital. Outstanding debt increased to $8.3 billion as of April 30, 2007 as compared to $5.2 billion at October 31, 2006, bearing weighted-average interest rates of 5.1% and 5.1%, respectively. Short-term borrowings increased to $4.4 billion at April 30, 2007 from $2.7 billion at October 31, 2006. The increase in short-term borrowings was due primarily to the net issuance of $2.1 billion of our commercial paper and notes payable and the reclassification from long-term to short-term of $500 million U.S. Dollar Global Notes that will mature in March 2008 and $50 million Series A Medium-Term Notes that will mature in December 2007. HP used the proceeds from the commercial paper and debt issuances principally for general corporate purposes including business acquisitions and repurchases of our common stock as well as the repayment of our $1.0 billion Global Notes in December 2006. During the first half of fiscal 2007, we issued $16.1 billion and repaid $14.2 billion of commercial paper. As of April 30, 2007, we had $10 million in total borrowings collateralized by certain financing receivable assets.

        The majority of our outstanding debt relates to HPFS. We issue debt in order to finance HPFS and as needed for other purposes. HPFS has a business model that is asset-intensive in nature and therefore is more debt-funded than our other business segments. At April 30, 2007, HPFS had approximately $7.5 billion in net portfolio assets, which included short- and long-term financing receivables and operating lease assets.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At April 30, 2007
	Original amount available
		Used	Available
	In millions
2002 Shelf Registration Statement
Debt, global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	—	3,000
Lines of credit	2,462	72	2,390
Commercial paper programs
U.S.	6,000	1,994	4,006
Euro	500	191	309

	$14,962	$4,257	$10,705

        In November 2006, in connection with the Mercury acquisition, we assumed notes issued by Mercury with a face value of $300 million, maturing on July 1, 2007 and bearing interest at a rate of 4.75% per annum (the "Mercury Notes"). As of April 30, 2007, we had repurchased substantially all of the Mercury Notes.

        In May 2006, we filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") to enable us to offer and sell from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, we issued $1.0 billion in floating rate global notes under this registration statement, which we have since elected to redeem in full on June 18, 2007 using existing cash, incremental borrowings, or both. We used a portion of the proceeds received from the issuance of those notes to repay our 5.25% Euro Medium-Term Notes due July 2006 at maturity. We used the remainder of the net proceeds for general corporate purposes. On February 22, 2007, we issued an additional $2.0 billion of global notes under this registration statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum and $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum. HP issued the $600 million notes at par and the $900 million notes and $500 million notes at discounts to par at 99.938% and 99.694%, respectively. We used the net proceeds from these note offerings for general corporate purposes, including funding the repurchase of the

Mercury Notes as described above and repaying short-term commercial paper maturing during the second quarter of fiscal 2007.

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

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Ratings Services, Moody's Investors Service and Fitch Ratings currently rate our senior unsecured long term debt A, A2 and A+ and our short-term debt A-1, Prime-1, and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including our credit facility or the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $512 million as of April 30, 2007. We sold approximately $1.2 billion of trade receivables during the first half of fiscal 2007. Fees associated with these facilities do not generally differ materially from the cash discounts offered to these customers under alternative prompt payment programs. As of April 30, 2007, there was approximately $188 million available under these programs.

Contractual Obligations

        At April 30, 2007, our unconditional purchase obligations are approximately $2.4 billion, compared with $2.8 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

Funding Commitments

        We previously disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2006 that we expected to contribute approximately $120 million to our pension plans, approximately $15 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims under our post-retirement benefit plans. As of April 30, 2007, we have made approximately $66 million of contributions to non-U.S. pension plans, paid $14 million to cover benefit payments to U.S. non-qualified plan participants, and paid $28 million to cover benefit claims under post-retirement benefit plans. We presently anticipate making additional contributions of between $45 million and $65 million to our pension plans and expect to pay $40 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2007. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

        In conjunction with our announcement to modify our U.S. defined benefit pension plan and our Pre-2003 Retiree Medical Program, we offered eligible affected employees an option to participate in the 2007 EER. We will fund the cash expenditures associated with the 2007 EER primarily by using available U.S. pension plan assets. No incremental pension contributions are expected to be made to the pension plan stemming from the 2007 EER.

        We expect to make additional cash outlays associated with our restructuring plans during fiscal 2007. As a result of our approved restructuring plans, we expect future cash expenditures of $314 million, which is recorded on our Consolidated Condensed Balance Sheet at April 30, 2007. We expect to make cash payments of approximately $185 million during the remainder of fiscal 2007 and the majority of the remaining $129 million through 2014.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2007, we are not involved in any material unconsolidated SPEs.

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

        Many of the industries in which we compete are characterized by rapid technological advances in hardware performance and software features and functionality; frequent introduction of new products; short product life cycles; and continual improvement in product price characteristics relative to product performance. Among the risks associated with the introduction of new products and services are delays in development or manufacturing, variations in costs, delays in customer purchases or reductions in price of existing products in anticipation of new introductions, difficulty in predicting customer demand for the new offerings and effectively managing inventory levels so that they are in line with anticipated demand, risks associated with customer qualification and evaluation of new products and the risk that new products may have quality or other defects or may not be supported adequately by application software. If we do not make an effective transition from existing products and services to future offerings, our revenue may decline.

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

        Finally, our results of operations and cash flows could be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing against HP seeking to impose levies upon equipment (such as PCs, multifunction devices and printers) and alleging that the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries that do not yet have levies on these types of devices are expected to extend existing levy schemes. The ultimate impact of these potential copyright levies or similar fees, including the number of units impacted, the amount of levies imposed and the ability of HP to recover such amounts through increased prices, remains uncertain.

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

        In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to facilitate compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

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

If we fail to comply with our customer contracts or government contracting regulations, our revenue could suffer.

        Our contracts with our customers often include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. In addition, we are currently, and in the future may be, subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts, which could include claims for up to treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, we could suffer a material reduction in expected revenue.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, IPG and certain of its business units such as printer supplies contribute significantly to our gross margin and profitability. Competition, lawsuits, investigations and other risks affecting IPG, therefore may have a significant impact on our overall gross margin and profitability. Certain segments, and ESS in particular, have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures. Market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations.

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

        In some of our segments, our quarterly sales often have reflected a pattern in which a disproportionate percentage of each quarter's total sales occur towards the end of such quarter. This uneven sales pattern makes prediction of revenue, earnings, cash flow from operations and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements, component shortages or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

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

        Historically, we have undertaken restructuring and other cost reduction plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense control programs. In July 2005, we announced workforce restructurings as well as reductions through a U.S. early retirement program. As of April 30, 2007, 14,860 positions have been eliminated and 150 positions are expected to be eliminated by the end of fiscal 2007. We expect to reinvest a significant portion of the cost savings from these actions to offset market forces or to be reinvested in our businesses to strengthen HP's competitiveness, particularly through hiring in key areas. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, and increased costs associated with workforce reductions in those locations, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

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

        In February 2007, we announced that we will modify our defined benefit pension plan for the remaining number of U.S. employees still accruing benefits under the program and that, effective July 1, 2007, we will reduce eligibility for our subsidized retiree medical program. Effective January 1, 2008, these employees will cease accruing pension benefits and will, instead, receive an increased 401(k) match of 6 percent from 4 percent of eligible earnings. As part of this announcement, we offered an option for eligible affected employees to participate in an early retirement program. The cost of the early retirement program, which will be funded using pension plan assets, is estimated to be approximately $395 million. A total of 3,077 employees participated in the program, which included 593 employees who had been included in previous restructuring programs or who had voluntarily left the company since November 30, 2006. All participating employees left the company as of May 31, 2007, and we expect to replace the majority of those employees in the coming months. Our ability to achieve the anticipated cost savings and other benefits from these benefit plan changes is subject to many estimates and assumptions, including assumptions regarding the actual cost of the early retirement program, the costs associated with the replacement of retiring employees, and the savings associated with benefit plan changes. These estimates and assumptions are subject to significant uncertainties, some of which are beyond our control. If these assumptions are not realized or if other unforeseen events occur, our results of operations could be adversely affected.

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

  •
  the announcement of new products, services, technological innovations or acquisitions by HP or competitors; and

  •
  quarterly increases or decreases in revenue, gross margin, earnings or cash flow from operations, changes in estimates by the investment community or guidance provided by HP, and variations between actual and estimated financial results.

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

  •
  convincing customers and distributors that the transaction will not diminish client service standards or business focus, preventing customers and distributors from deferring purchasing decisions or switching to other suppliers (which could result in our incurring additional obligations in order to address customer uncertainty), minimizing sales force attrition and coordinating sales, marketing and distribution efforts;

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

        The Attorney General of the State of California, the Committee on Energy and Commerce of the U.S. House of Representatives, the U.S. Attorney for the Northern District of California, the Division of Enforcement of the SEC and the U.S. Federal Communications Commission are all conducting or have conducted inquiries or investigations relating to the processes employed in the investigation into leaks of HP confidential information to members of the media. Four stockholder derivative lawsuits also have been filed in California (all of which have been consolidated into a single lawsuit) and two in Delaware (both of which have been consolidated into a single lawsuit) purportedly on behalf of HP stockholders seeking to recover damages and to obtain specified injunctive relief stemming from the activities of the leak investigations. Other regulatory inquiries or investigations may be commenced by other U.S. federal, state or foreign regulatory agencies, and we may in the future be subject to additional litigation or other proceedings arising in relation to these matters. The period of time necessary to resolve the ongoing regulatory inquiries and investigations and stockholder lawsuits is uncertain, and the expense of responding to these inquiries and defending such litigation may be significant. In addition, we may be obligated to indemnify (and advance legal expenses to) former or current directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements, and Delaware law. Further, if we enter into settlement agreements or are subject to an adverse finding resulting from any of these inquiries, we could be required to pay fines or penalties or have other remedies imposed upon us.

        We have entered into an agreement with the California Attorney General to resolve civil claims relating to the leak investigation. Under the terms of the agreement, which includes an injunction, we have paid a total of $14.5 million and to implement and maintain for five years a series of measures designed to ensure that HP's corporate investigations are conducted in accordance with California law and the company's high ethical standards. We also have consented to the entry of an order by the SEC ordering HP to cease and desist from committing or causing violations of the public reporting requirements of the Securities Exchange Act of 1934, as amended. If we fail to implement and maintain the measures required under the agreement with the California Attorney General or if we fail to comply with the SEC cease and desist order, we could be subject to civil or criminal penalties.

In connection with our acquisition of Mercury, we have assumed responsibility for various stockholder derivative matters and regulatory inquiries that were pending against Mercury at the time of the acquisition, which could result in significant legal expenses and may result in the payment of substantial amounts in damages.

        In November 2006, HP completed its acquisition of Mercury. Upon completion of the acquisition, HP assumed oversight for all litigation and regulatory matters pending or subsequently commenced against Mercury. Prior to the announcement of the acquisition, and beginning on or about August 19, 2005, four securities class action lawsuits were filed (all of which have since been consolidated into a single lawsuit) seeking unspecified monetary damages and other relief from Mercury and certain of its officers and directors for alleged violations of the federal securities laws. In addition, on February 26, 2007, HP received a request from the Permanent Subcommittee on Investigations of the U.S. Senate Committee on Homeland Security and Governmental Affairs for information relating to Mercury's past executive compensation and stock option granting policies and procedures, including information about the practice of backdating the grant date of options that allegedly occurred before HP acquired Mercury. The cost of defending such litigation and responding to the Senate inquiry may be significant. In addition, if we enter into settlement agreements or are subject to adverse findings in connection with such litigation, we could be required to pay substantial amounts in damages.

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

Item 1A. Risk Factors.

        A description of factors that could materially affect our business, financial condition or operating results is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our 2006 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month #1 (February 2007)	16,430,101	$40.07	16,430,101	$2,830,452,094
Month #2(1) (March 2007)	84,648,862	$41.05	84,648,862	$7,355,609,263	(2)
Month #3 (April 2007)	—	—	—	$7,355,609,263

Total	101,078,963	$40.89	101,078,963

(1)
Included in the March 2007 repurchases are 40 million shares repurchased under an accelerated share repurchase program (the "ASR Program"), as further described below.

(2)
Includes an additional $8.0 billion share repurchase authorization authorized by HP's Board of Directors on March 15, 2007.

        HP repurchased shares in the second quarter of fiscal 2007 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the second quarter of fiscal 2007, other than shares repurchased under the ASR Program and the prepaid variable share purchase program discussed below, were purchased in open market transactions.

        HP entered into the ASR Program during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, HP purchased 40 million shares of its common stock from a third-party investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). HP decreased its shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to HP included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. As of April 30, 2007, the investment bank had purchased approximately 18 million shares in the open market for an aggregate purchase price of approximately $736 million. At the end of the averaging period the investment bank's total purchase cost based on the volume weighted-average purchase price of HP shares during the averaging period was approximately $90 million less than the Purchase Price, so HP expects to receive additional HP shares to be purchased by the investment bank in the open market with a value approximately equal to that amount. HP expects to receive the additional shares during the third quarter of fiscal 2007 and will treat them as additional repurchased shares at that time.

        In addition to the above shares that HP repurchased, HP received 6 million shares of common stock, under its prepaid variable share purchase program ("PVSPP") during the second quarter of fiscal 2007. HP entered into the PVSPP with a third-party investment bank during the first quarter of fiscal 2006. Under the PVSPP, HP prepaid $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one-year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. The 6 million shares of common stock that HP received under the PVSPP reduced the prepaid balance under the PVSPP by $199 million during the second quarter of fiscal 2007. Such shares and amounts are reflected in the table above in the months the shares were received. HP completed all repurchases under the PVSPP on March 9, 2007. As of that date, HP had received a total of 53 million shares under the PVSPP. HP retired all shares repurchased, and HP no longer deemed those shares outstanding.

        On March 15, 2007, HP's Board of Directors authorized an additional $8.0 billion for future repurchases of HP's common stock. Taking into account that additional repurchase authorization, and after deducting the shares with a value of approximately $90 million to be received by HP in the third fiscal quarter of 2007 under the ASR Program, the remaining authorization for future share repurchases was $7.3 billion as of April 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

        HP held its annual meeting of stockholders on March 14, 2007 in Santa Clara, California.

        At the 2007 annual meeting, the stockholders elected the following individuals to the Board of Directors for the succeeding year or until their successors are duly qualified and elected:

Name	Votes For	Votes Against	Votes Abstain
Lawrence T. Babbio, Jr.	2,148,017,255	173,104,908	28,578,776
Sari M. Baldauf	2,247,166,101	73,520,804	29,014,271
Richard A. Hackborn	2,232,486,980	92,617,760	24,593,014
John H. Hammergren	2,140,910,047	179,585,972	29,204,921
Mark V. Hurd	2,225,294,701	98,858,544	25,547,735
Rorbert L. Ryan	2,245,590,076	74,878,928	29,231,936
Lucille S. Salhany	2,145,152,882	175,624,570	28,923,724
G. Kennedy Thompson	2,304,926,834	15,790,075	28,984,031

        At the 2007 annual meeting of stockholders, stockholders took the following actions:

  •
  The stockholders approved the ratification of the appointment of Ernst & Young LLP as HP's independent registered public accounting firm for the 2007 fiscal year. There were 2,312,852,655 votes cast for the ratification, 12,085,994 votes cast against the ratification and 24,761,957 abstentions.

  •
  The stockholders voted against a stockholder proposal relating to stockholder nominees for election to HP's Board of Directors. There were 800,838,964 votes cast for the proposal, 1,063,381,341 votes cast against the proposal and 171,785,398 abstentions.

  •
  The stockholders voted against a stockholder proposal requesting that HP establish a rule in the charter or bylaws separating the roles of the Chairman and CEO. There were 348,049,089 votes cast for the proposal, 1,660,988,350 votes cast against the proposal and 26,968,264 abstentions.

  •
  The stockholders approved a stockholder proposal requesting that HP submit any future stockholder rights plan (often referred to as a "poison pill") to a vote of HP's stockholders. There were 1,475,091,429 votes cast for the proposal, 533,502,013 votes cast against the proposal and 27,412,261 abstentions.

  •
  The stockholders approved a stockholder proposal requesting that future long-term executive compensation for senior executives be performance-based. There were 1,080,373,975 votes cast for the proposal, 927,555,759 votes cast against the proposal and 28,075,969 abstentions.

Item 6. Exhibits.

        The Exhibit Index beginning on page 86 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 8, 2007

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
2(b)	Agreement and Plan of Merger by and among Hewlett-Packard Company, Mars Landing Corporation and Mercury Interactive Corporation dated as of July 25, 2006.	8-K	001-04423	2.1	July 25, 2006
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective May 17, 2007.	8-K	001-04423	99.2	May 18, 2007
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)
	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001

4(f)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(g)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(h)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(i)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
4(j)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(k)	Form of Registrant's Floating Rate Global Note due May 22, 2009.	S-3	333-134327	4.10	June 7, 2006
4(l)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(m)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective May 1, 2007.*‡
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*‡
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*‡

10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006

10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*‡
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002

10(a)(a)
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
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*‡
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*‡
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005

10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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