Form 10-Q
period 2007-07-31
HEWLETT PACKARD CO
filed 2007-09-07
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2007
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

        The number of shares of HP common stock outstanding as of August 31, 2007 was 2,578,061,557 shares.

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

PART I

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
	In millions, except per share amounts
Net revenue:
Products	$20,326	$17,359	$61,279	$53,745
Services	4,964	4,449	14,451	13,109
Financing income	87	82	263	249

Total net revenue	25,377	21,890	75,993	67,103

Costs and expenses:
Cost of products	15,245	12,910	46,204	40,277
Cost of services	3,845	3,497	11,167	10,373
Financing interest	74	65	212	184
Research and development	917	920	2,697	2,721
Selling, general and administrative	3,002	2,830	8,954	8,380
Amortization of purchased intangible assets	183	153	596	451
In-process research and development charges	—	—	186	52
Restructuring	(5)	5	407	6
Pension curtailments and pension settlements, net	—	—	(517)	—

Total operating expenses	23,261	20,380	69,906	62,444

Earnings from operations	2,116	1,510	6,087	4,659

Interest and other, net	165	221	363	416
Gains on investments	5	7	28	11

Earnings before taxes	2,286	1,738	6,478	5,086
Provision for taxes	508	363	1,378	585

Net earnings	$1,778	$1,375	$5,100	$4,501

Net earnings per share:
Basic	$0.68	$0.50	$1.93	$1.61

Diluted	$0.66	$0.48	$1.87	$1.57

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Weighted-average shares used to compute net earnings per share:
Basic	2,600	2,768	2,648	2,799

Diluted	2,697	2,839	2,734	2,870

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	July 31, 2007	October 31, 2006
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,450	$16,400
Short-term investments	40	22
Accounts receivable	11,845	10,873
Financing receivables	2,476	2,440
Inventory	8,006	7,750
Other current assets	10,544	10,779

Total current assets	45,361	48,264

Property, plant and equipment	7,479	6,863
Long-term financing receivables and other assets	7,992	6,649
Goodwill	20,364	16,853
Purchased intangible assets	3,945	3,352

Total assets	$85,141	$81,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,667	$2,705
Accounts payable	11,673	12,102
Employee compensation and benefits	2,819	3,148
Taxes on earnings	1,816	1,905
Deferred revenue	4,983	4,309
Accrued restructuring	168	547
Other accrued liabilities	12,179	11,134

Total current liabilities	37,305	35,850

Long-term debt	4,945	2,490
Other liabilities	5,954	5,497
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,597 and 2,732 shares issued and outstanding, respectively)	26	27
Additional paid-in capital	16,326	17,966
Prepaid stock repurchase	—	(596)
Retained earnings	20,506	20,729
Accumulated other comprehensive income	79	18

Total stockholders' equity	36,937	38,144

Total liabilities and stockholders' equity	$85,141	$81,981

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2007	2006
	In millions
Cash flows from operating activities:
Net earnings	$5,100	$4,501
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,006	1,757
Stock-based compensation expense	461	395
Provision for bad debt and inventory	272	172
Gains on investments	(28)	(11)
In-process research and development charges	186	52
Restructuring charges	407	6
Pension curtailments and pension settlements, net	(517)	—
Deferred taxes on earnings	299	381
Excess tax benefit from stock-based compensation	(340)	(159)
Other, net	(124)	29
Changes in assets and liabilities:
Accounts and financing receivables	(965)	364
Inventory	(503)	(728)
Accounts payable	(446)	472
Taxes on earnings	181	(479)
Restructuring	(539)	(486)
Other assets and liabilities	556	1,843

Net cash provided by operating activities	6,006	8,109

Cash flows from investing activities:
Investment in property, plant and equipment	(2,227)	(1,571)
Proceeds from sale of property, plant and equipment	503	459
Purchases of available-for-sale securities and other investments	(36)	(29)
Maturities and sales of available-for-sale securities and other investments	403	58
Payments made in connection with business acquisitions, net	(4,893)	(823)

Net cash used in investing activities	(6,250)	(1,906)

Cash flows from financing activities:
Issuance of commercial paper and notes payable, net	2,324	1,556
Issuance of debt	4,106	1,094
Payment of debt	(3,382)	(1,220)
Issuance of common stock under employee stock plans	2,393	1,690
Repurchase of common stock	(8,847)	(5,015)
Prepayment of common stock repurchases	—	(1,722)
Excess tax benefit from stock-based compensation	340	159
Dividends	(640)	(675)

Net cash used in financing activities	(3,706)	(4,133)

(Decrease) increase in cash and cash equivalents	(3,950)	2,070
Cash and cash equivalents at beginning of period	16,400	13,911

Cash and cash equivalents at end of period	$12,450	$15,981

Supplemental schedule of noncash financing activities:
Issuance of options assumed in business acquisitions	$68	$11
Purchase of assets under financing arrangement	$57	$—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2007, its results of operations for the three and nine months ended July 31, 2007 and 2006, and its cash flows for the nine months ended July 31, 2007 and 2006. The Consolidated Condensed Balance Sheet as of October 31, 2006 is derived from the October 31, 2006 audited financial statements. Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

        The results of operations for the three and nine months ended July 31, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

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

        In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 requires that the tax benefits of dividends on unvested share-based payments be recognized in equity and be reclassified from additional paid-in capital to the income statement when the related award is forfeited or no longer expected to vest. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by HP in the first quarter of fiscal 2009. HP is currently evaluating the impact of EITF 06-11.

        In June 2007, the FASB also ratified EITF 07-3, "Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by HP in the first quarter of fiscal 2009. HP is currently evaluating the effect that the adoption of EITF 07-3 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

        During the first nine months of fiscal 2007, HP adopted the following accounting standards, none of which had a material effect on HP's consolidated results of operations during such period or financial condition at the end of such period:

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

Note 2: Stock-Based Compensation

        Effective November 1, 2005, HP adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method. The total stock-based compensation expense before taxes associated with HP stock-based employee compensation plans was $144 million and $461 million, respectively, for the three and nine months ended July 31, 2007. Total stock-based compensation expense before taxes for the nine months ended July 31, 2007 excludes a $14 million credit adjustment in restructuring charges as disclosed below. For the nine months ended July 31, 2007, stock-based compensation expense before taxes also excludes a $29 million charge for accelerating the vesting of options held by those employees who elected to participate in the 2007 U.S. Enhanced Early Retirement program (the "2007 EER") announced by HP in February 2007. The total compensation expense related to stock-based employee compensation plans was $127 million and $395 million, respectively, for the three and nine months ended July 31, 2006. HP allocated stock-based compensation expense under SFAS 123R as follows:

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
Cost of sales	$34	$35	$121	$107
Research and development	19	17	56	50
Selling, general and administrative	91	75	284	238

Stock-based compensation expense before income taxes	144	127	461	395
Income tax benefit	(36)	(38)	(128)	(120)

Total stock-based compensation expense after income taxes	$108	$89	$333	$275

        In addition, as part of its fiscal 2005 restructuring plans, HP accelerated the vesting of options held by terminated employees and included a one-year post-termination exercise period on the options. This modification resulted in compensation expense of $107 million that HP included in its fiscal 2005 restructuring charges. HP recorded an adjustment of $14 million to that $107 million in the nine months ended July 31, 2007 and an additional $14 million adjustment in the fourth quarter of fiscal 2006 to reflect actual stock-based compensation expense related to those terminated employees.

        HP estimated the fair value of share-based payment awards using the Black-Scholes option pricing model with the following weighted-average assumptions and weighted-average fair values:

	Stock Options(1)
	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
Weighted-average fair value of grants	$14.62	$10.38	$12.89	$9.32
Risk-free interest rate	4.86%	5.07%	4.69%	4.34%
Dividend yield	0.68%	1.00%	0.76%	1.02%
Expected volatility	27%	30%	28%	29%
Expected life in months	61	60	59	57

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity as of July 31, 2007 and changes during the nine months ended July 31, 2007 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2006	445,740	$31
Granted and assumed through acquisitions	41,942	$40
Exercised	(81,392)	$25
Forfeited/cancelled/expired	(13,219)	$41

Outstanding at July 31, 2007	393,071	$33	4.3	$5,949

Vested and expected to vest at July 31, 2007	387,240	$33	4.3	$5,862

Exercisable at July 31, 2007	291,298	$33	3.6	$4,439

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that option holders would have received had all option holders exercised their options on July 31, 2007. This amount changes based on the fair market value of HP's stock. Total intrinsic value of options exercised for the three and nine months ended July 31, 2007 was $742 million and $1.5 billion, respectively. Total intrinsic value of options exercised for the three and nine months ended July 31, 2006 was $192 million and $683 million, respectively.

        At July 31, 2007, there was $753 million of unrecognized compensation cost related to stock options that HP expects to recognize over a weighted-average period of 2.3 years.

        Nonvested restricted stock awards as of July 31, 2007 and changes during the nine months ended July 31, 2007 were as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at October 31, 2006	6,365	$24
Granted	1,440	$43
Vested	(1,191)	$25
Forfeited	(929)	$24

Nonvested at July 31, 2007	5,685	$29

        At July 31, 2007, there was $91 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards, which HP expects to recognize over a weighted-average period of 1.2 years.

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
	In millions, except per share amounts
Numerator:
Net earnings	$1,778	$1,375	$5,100	$4,501
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	1	1	5	5

Net earnings, adjusted	$1,779	$1,376	$5,105	$4,506

Denominator:
Weighted-average shares used to compute basic EPS	2,600	2,768	2,648	2,799
Effect of dilutive securities:
Dilution from employee stock plans	89	63	78	63
Zero-coupon subordinated convertible notes	8	8	8	8

Dilutive potential common shares	97	71	86	71

Weighted-average shares used to compute diluted EPS	2,697	2,839	2,734	2,870

Net earnings per share:
Basic	$0.68	$0.50	$1.93	$1.61
Diluted	$0.66	$0.48	$1.87	$1.57

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three and nine months ended July 31, 2007, HP excluded 62 million shares and 84 million shares, respectively, from its diluted EPS calculation compared to 135 million shares for both the prior-year comparable periods. Also, as a result of adopting SFAS 123R on November 1, 2005, HP excluded from the calculation of diluted EPS options to purchase an additional 31 million shares and 47 million shares in the third quarter of fiscal 2007 and fiscal 2006, respectively, and options to purchase an additional 32 million shares and 47 million shares in the first nine months of fiscal 2007 and fiscal 2006, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock, as their effect would be anti-dilutive.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	July 31, 2007	October 31, 2006
	In millions
Accounts receivable	$12,070	$11,093
Allowance for doubtful accounts	(225)	(220)

	$11,845	$10,873

Financing receivables	$2,516	$2,480
Allowance for doubtful accounts	(40)	(40)

	$2,476	$2,440

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $511 million as of July 31, 2007. HP sold approximately $1.7 billion of trade receivables during the first nine months of fiscal 2007. As of July 31, 2007, there was approximately $197 million available under these programs.

  Inventory

	July 31, 2007	October 31, 2006
	In millions
Finished goods	$5,268	$5,424
Purchased parts and fabricated assemblies	2,738	2,326

	$8,006	$7,750

Note 5: Acquisitions

        During the first nine months of fiscal 2007, HP completed seven acquisitions. The largest of these transactions was the $4.9 billion acquisition of Mercury Interactive Corporation ("Mercury"), which is further described below. Total consideration for the six other acquisitions was approximately $609 million, which includes direct transaction costs, the estimated fair value of earned unvested stock options and certain liabilities recorded in connection with these acquisitions. HP recorded approximately $488 million of goodwill, approximately $111 million of purchased intangibles, and approximately $5 million of in-process research and development charges ("IPR&D") related to these six acquisitions. Projects that qualify for treatment as IPR&D have not yet reached technological feasibility and have no alternative use.

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

        The preliminary purchase price allocation as of the date of acquisition is as follows:

In millions
Cash and short-term investments	$830
Other tangible assets	506
Notes payable	(303)
Other liabilities assumed.	(990)

Total net assets	43
Amortizable intangible assets	1,079
Goodwill	3,580
IPR&D	181

Total purchase price.	$4,883

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

	In millions	Weighted- average useful life
Technology	$592	4.2 years
Customer relationships	243	7.0 years
Maintenance contracts	239	6.8 years
Trademarks	5	6.0 years

Total amortizable intangible assets	$1,079	5.4 years

  Pending and Subsequent Acquisitions

        In July 2007, HP agreed to acquire Opsware Inc. ("Opsware"), a leading data center automation software company, through a cash tender offer for $14.25 per share, representing an estimated purchase price of approximately $1.6 billion. The transaction is subject to certain closing conditions and is expected to be completed during HP's fourth fiscal quarter of 2007. Following the close of the acquisition, Opsware will be integrated into the HP Software segment.

        Also in July 2007, HP agreed to acquire Neoware, Inc. ("Neoware"), a provider of thin client computing and virtualization solutions. The transaction is subject to certain closing conditions and is expected to be completed during the fourth calendar quarter of 2007. Following the completion of the acquisition, Neoware is expected to be integrated into the Personal Systems Group segment.

        On August 1, 2007, HP completed its acquisition of SPI Dynamics, Inc. ("SPI Dynamics"), a privately held provider of web application security assessment software and services. SPI Dynamics is being integrated into the HP Software segment.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of July 31, 2007 and changes in the carrying amount of goodwill for the nine months ended July 31, 2007 were as follows:

	HP Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2006	$6,339	$5,091	$1,098	$2,322	$1,853	$150	$16,853
Goodwill acquired during the period	102	173	3,591	131	71	—	4,068
Goodwill adjustments	(210)	(185)	(31)	(88)	(38)	(5)	(557)

Balance at July 31, 2007	$6,231	$5,079	$4,658	$2,365	$1,886	$145	$20,364

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

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	July 31, 2007			October 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$3,133	$(1,584)	$1,549	$2,586	$(1,293)	$1,293
Developed and core technology and patents	2,558	(1,604)	954	1,923	(1,307)	616
Product trademarks	110	(90)	20	103	(82)	21

Total amortizable purchased intangible assets	5,801	(3,278)	2,523	4,612	(2,682)	1,930
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$7,223	$(3,278)	$3,945	$6,034	$(2,682)	$3,352

        Estimated future amortization expense related to finite lived purchased intangible assets at July 31, 2007 is as follows:

Fiscal year:	In millions
2007 (remaining 3 months)	$183
2008	713
2009	630
2010	522
2011	275
Thereafter	200

Total	$2,523

Note 7: Restructuring Charges

  Fiscal 2007 U.S. Enhanced Early Retirement Program

        On February 20, 2007, HP announced that it was offering eligible employees an option to participate in the 2007 EER. HP recorded a restructuring charge of $395 million during the second quarter of fiscal 2007 in connection with the 2007 EER. This charge reflected $366 million of severance and benefits cost for the participating employees and $29 million of stock-based compensation expense for accelerating the vesting of options held by participating employees. The 2007 EER was open to employees who satisfied defined eligibility criteria based on combined age and years of service as well as to otherwise eligible employees who had been included in previous restructuring programs or who voluntarily left the company since November 30, 2006. A total of 3,080 employees participated in the 2007 EER, including 595 persons who had been included in previous restructuring programs or who had voluntarily left the company since November 30, 2006. All participating employees left the company by May 31, 2007. During the three months ended July 31, 2007, HP included a curtailment gain of $16 million relating to its U.S. post-retirement benefit plans in the restructuring charges. This gain reflected the reduction in the eligible plan population stemming from the 2007 EER. During the nine months ended July 31, 2007, the net restructuring expense of $379 million for the 2007 EER program was offset by a $542 million curtailment gain that HP recognized in the second quarter of fiscal 2007, resulting from the changes in the U.S. defined benefit pension and post-retirement plans that HP also announced on February 20, 2007. HP funded the cash expenditures associated with the 2007 EER primarily by using available U.S. pension plan assets. For more information, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  Fiscal 2007 Mercury Plan

        In connection with the acquisition of Mercury, HP's management approved and initiated plans to restructure the operations of Mercury to eliminate certain duplicative activities, reduce cost structure and better align product and operating expenses with existing general economic conditions. During the third quarter of fiscal 2007, HP recorded $1 million in severance-related costs. For the nine months ended July 31, 2007, HP recorded $45 million in severance-related costs associated with the elimination of approximately 370 positions primarily in the United States and in Europe. HP expects to eliminate substantially all of these positions and to pay substantially all of the related severance payments by the end of fiscal 2007.

        In the third quarter of fiscal 2007, HP also recorded an adjustment of $1 million to reduce the estimated costs of exiting duplicative leased facilities. In the first nine months of fiscal 2007, the total costs related to exiting duplicative leased facilities totaled $18 million. HP expects to pay the costs for exiting the facilities through 2014.

        All Mercury restructuring costs are reflected in the purchase price of Mercury in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." These costs are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

  Fiscal 2005 Restructuring Plans

        In the fourth quarter of fiscal 2005, HP's Board of Directors approved a restructuring plan designed to simplify HP's structure, reduce costs and place greater focus on its customers. At that time, HP estimated that it would eliminate 15,300 positions in connection with the restructuring plan. Subsequent to the initial estimate, HP reduced the number of total positions to 14,989. As of July 31, 2007, HP has eliminated 14,936 positions, and HP expects to eliminate the remaining 53 positions by the end of fiscal 2008. The initial charge for these actions totaled $1.6 billion. During the three months ended July 31, 2007, HP recognized a net charge of $20 million related to adjustments to employee severance and other benefit charges. During the nine months ended July 31, 2007, HP recognized a net $2 million reduction in restructuring charges. This amount included a net $46 million reduction recorded in the first quarter of fiscal 2007 related primarily to severance adjustments for employees whose positions HP eliminated but who found other positions within HP, a non-cash stock-based compensation expense adjustment, and a curtailment gain relating to the HP subsidized U.S. retiree medical program, which was partially offset by an additional $44 million of employee severance and other benefit charges recorded in the second and third quarters of fiscal 2007. HP had paid the majority of the costs related to severance and other employee benefits by the end of the third quarter of fiscal 2007 and expects to pay out the remaining costs associated primarily with tax payments for early retirees through fiscal 2016.

        In the third quarter of fiscal 2005, HP's management approved a restructuring plan and HP recorded restructuring charges of $109 million related to severance and related costs associated with the termination of approximately 1,450 employees, all of whom left HP as of October 31, 2005. HP had paid all of the costs associated with the restructuring plan as of January 31, 2007.

  Fiscal 2003, 2002 and 2001 Restructuring Plans

        The 2003, 2002 and 2001 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. In the three and nine months ended July 31, 2007, HP recorded a $9 million reduction in restructuring charges and an adjustment of $30 million in additional restructuring charges, respectively. As of July 31, 2007, the aggregate $85 million outstanding restructuring liability with respect to these plans relates primarily to facility lease obligations. HP expects to pay the majority of these obligations over the lives of the related obligations, which extend to the end of fiscal 2010.

Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above for the three and nine months ended July 31, 2007 was as follows:

								As of July 31, 2007
		Three months ended July 31, 2007 charges (reversals)	Nine months ended July 31, 2007 charges (reversals)
	Balance, October 31, 2006			Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, July 31, 2007	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2007 U.S. Enhanced Early Retirement Program
Employee severance and other benefit charges		$(16)	$379			$(379)	$—	$379	$379
Fiscal 2007 Mercury plan:
Employee severance and other benefit charges				$45	$(21)		$24	$45	$45
Infrastructure				18	(3)		15	18	18

Total employee severance and other benefits				$63	$(24)		$39	$63	$63
Fiscal 2005 Plans:
Employee severance and other benefits charges(by segment)
Enterprise Storage and Servers		$7	$(1)					$183	$183
HP Services		3	—					585	585
HP Software		2	—					56	56
Personal Systems Group		1	—					60	60
Imaging and Printing Group		2	(1)					153	153
HP Financial Services		—	—					33	33
Other infrastructure		5	—					708	708

Total employee severance and other benefits	$521	$20	$(2)	$—	$(447)	$39	$111	$1,778	$1,778
Fiscal 2003, 2002 and 2001 plans	$117	$(9)	$30	$(5)	$(68)	$11	$85	$4,147	$4,147

Total restructuring plans	$638	$(5)	$407	$58	$(539)	$(329)	$235	$6,367	$6,367

        At July 31, 2007 and October 31, 2006, HP included the long-term portion of the restructuring liability of $67 million and $91 million, respectively, in Other Liabilities in the accompanying Consolidated Condensed Balance Sheets.

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

	July 31, 2007	October 31, 2006
	In millions
Minimum lease payments receivable	$5,256	$5,010
Allowance for doubtful accounts	(81)	(80)
Unguaranteed residual value	284	289
Unearned income	(474)	(439)

Financing receivables, net	4,985	4,780
Less current portion, net	(2,476)	(2,440)

Amounts due after one year, net	$2,509	$2,340

        Equipment leased to customers under operating leases was $2.1 billion at July 31, 2007 and at October 31, 2006 and is included in property, plant and equipment in the accompanying Consolidated Condensed Balance Sheets. Accumulated depreciation on equipment under lease was $0.5 billion at July 31, 2007 and $0.6 billion at October 31, 2006.

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

        The changes in HP's aggregate product warranty liability were as follows:

In millions
Product warranty liability at October 31, 2006	$2,248
Accruals for warranties issued	1,944
Adjustments related to pre-existing warranties (including changes in estimates)	(91)
Settlements made (in cash or in kind)	(1,833)

Product warranty liability at July 31, 2007	$2,268

  Deferred Revenue

        The components of deferred revenue were as follows:

	July 31, 2007	October 31, 2006
	In millions
Deferred support contract services revenue	$3,835	$3,598
Other deferred revenue	3,379	2,461

Total deferred revenue	7,214	6,059
Less current portion	4,983	4,309

Long-term deferred revenue	$2,231	$1,750

        Deferred support contract services revenue represents amounts received or billed in advance primarily for fixed-price support or maintenance contracts related mainly to commercial products. These services include stand-alone product support packages, routine maintenance service contracts, upgrades or extensions to standard product warranty, as well as high availability services for complex, global, networked, multi-vendor environments. HP defers these service amounts at the time HP bills the customer, and HP then recognizes the amounts ratably over the contract life or as HP renders the services.

        Other deferred revenue represents amounts received or billed in advance for contracts related primarily to software customer support contracts, consumer support contracts, outsourcing services start-up or transition work, consulting and integration projects, product sales, and minor amounts for training.

Note 10: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	July 31, 2007		October 31, 2006
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$707	4.0%	$2,081	5.7%
Commercial paper	2,465	5.3%	190	3.3%
Notes payable to banks, lines of credit and other	495	5.2%	434	4.6%

	$3,667		$2,705

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $447 million and $393 million at July 31, 2007 and October 31, 2006, respectively.

  Long-Term Debt

        Long-term debt was as follows:

	July 31, 2007	October 31, 2006
	In millions
U.S. Dollar Global Notes
$1,000 issued December 2001 at 5.75%, matured and paid December 2006	$—	$1,000
$1,000 issued June 2002 at 5.5%, matured and paid July 2007	—	999
$500 issued June 2002 at 6.5%, due July 2012	499	498
$500 issued March 2003 at 3.625%, due March 2008	500	499
$1,000 issued May 2006 at floating interest rate, due May 2009 and redeemed June 2007	—	1,000
$600 issued February 2007 at floating interest rate, due March 2012	600	—
$900 issued February 2007 at 5.25%, due March 2012	899	—
$500 issued February 2007 at 5.4%, due March 2017	499	—
$1,000 issued June 2007 at floating interest rate, due June 2009	1,000	—
$1,000 issued June 2007 at floating interest rate, due June 2010	1,000	—

	4,997	3,996

Series A Medium-Term Notes
$50 issued December 2002 at 4.25%, due December 2007	50	50

	50	50

Other
$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	368	360
Other, including capital lease obligations, at 3.75%-15%, due 2006-2029	301	228

	669	588

Fair value adjustment related to SFAS No. 133	(64)	(63)
Less current portion	(707)	(2,081)

	$4,945	$2,490

        HP may redeem some or all of the Global Notes and the Series A Medium-Term Notes (collectively, the "Notes"), as set forth in the above table, at any time at the redemption prices described in the prospectus supplements relating thereto. The Notes are senior unsecured debt.

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to enable HP to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, HP issued $1.0 billion in floating rate global notes due May 22, 2009 under this registration statement. The notes bear interest at a floating rate equal to the three-month USD LIBOR plus 0.125% per annum. HP used a portion of the proceeds it received to repay its 5.25% Euro Medium-Term Notes due July 2006 at maturity and the remainder of the net proceeds for general corporate purposes. In June 2007, HP redeemed all outstanding floating rate global notes due May 22, 2009. HP funded the redemption of those notes with incremental borrowing as described below.

        On February 22, 2007, HP issued an additional $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum, and $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum. HP issued the $600 million notes at par, and HP issued the $900 million notes and $500 million notes at discounts to par at 99.938% and 99.694%, respectively. HP used the net proceeds from this offering for general corporate purposes, including funding the repurchase of the notes it assumed in connection with the Mercury acquisition as described in detail below and repaying short-term commercial paper that matured during the second quarter of fiscal 2007.

        On June 12, 2007, HP issued an additional $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes included $1.0 billion of notes due June 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.01% per annum, and $1.0 billion of notes due June 2010 with a floating interest rate equal to the three-month USD LIBOR plus 0.06% per annum. HP issued these global notes at par. HP used the net proceeds from these offerings for general corporate purposes, including the redemption of the floating rate global notes due May 22, 2009 in June 2007 and the repayment of short-term commercial paper that matured in June and July 2007.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of July 31, 2007, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

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

        In November 2006, in connection with the Mercury acquisition, HP assumed notes issued by Mercury (the "Mercury Notes") with a face value of $300 million, maturing on July 1, 2007 and bearing interest at a rate of 4.75% per annum. As of July 31, 2007, HP had repurchased or repaid at maturity all of the outstanding Mercury Notes.

        HP has a U.S. commercial paper program with a $6.0 billion capacity. Its subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper, of which $500 million of capacity is currently available to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, for its Euro Commercial Paper/Certificate of Deposit Programme.

        HP has a $3.0 billion five-year credit facility. Commitment fees, interest rates and other terms of borrowing under the credit facility vary, based on HP's external credit ratings. The credit facility is a senior unsecured committed borrowing arrangement primarily to support the issuance of U.S. commercial paper. No amounts are outstanding under the credit facility.

        HP also maintains uncommitted lines of credit of approximately $2.4 billion from a number of financial institutions that are available through various foreign subsidiaries.

        At July 31, 2007, HP had up to approximately $11.4 billion of available borrowing resources under the 2002 Shelf Registration Statement and other programs. HP also may issue additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

Note 11: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 22.2% and 20.9% for the three months ended July 31, 2007 and July 31, 2006, respectively, and 21.3% and 11.5% for the nine months ended July 31, 2007 and July 31, 2006, respectively. Generally HP's effective tax rate differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from HP's operations in lower-tax jurisdictions throughout the world for which HP has not provided U.S. taxes because HP plans to reinvest such earnings indefinitely outside the United States.

        In the three months ended July 31, 2007, HP recorded other income tax adjustments of $64 million. This amount included a tax charge of $33 million for the adjustment to estimated fiscal 2006 tax accruals upon filing the 2006 U.S. federal income tax returns and a net increase to various tax reserves of $31 million. In the nine months ended July 31, 2007, HP recorded other income tax adjustments of $54 million. This amount included a tax charge of $33 million as discussed above, a net increase to various tax reserves of $17 million and other items, resulting in a net charge of $4 million.

        In the three months ended July 31, 2006, HP recorded other income tax adjustments of $55 million. This amount included a tax charge of $34 million for the adjustment to estimated fiscal 2005 tax accruals upon filing the 2005 U.S. federal income tax return and a net increase to various tax reserves of $21 million.

        In the nine months ended July 31, 2006, other income tax adjustments of $408 million further decreased the effective tax rate. This amount included net favorable tax adjustments of $49 million and $443 million to income tax accruals as a result of the final settlement of the Internal Revenue Service ("IRS") examinations of HP's U.S. income tax returns for fiscal years 1993 to 1995 and 1996 to 1998, respectively. The reductions to the net income tax accruals for fiscal years 1996 to 1998 related primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, other issues involving HP's non-U.S. operations and interest accruals. These favorable income tax adjustments were offset in part by adjustments to estimated tax accruals, related primarily to the filing of the 2005 tax return as noted earlier, and increases to other tax reserves related to various jurisdictions.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	July 31, 2007	October 31, 2006
	In millions
Current deferred tax assets	$3,441	$4,144
Current deferred tax liabilities	(151)	(138)
Long-term deferred tax assets	2,355	1,475
Long-term deferred tax liabilities	(426)	(291)

Total deferred tax assets	$5,219	$5,190

        On June 28, 2007, HP received a Notice of Deficiency from the IRS for its fiscal 1999 and 2000 tax years. The Notice of Deficiency asserted that HP owes additional tax of $13 million for these two years. At the same time, HP received a Revenue Agent's Report ("RAR") from IRS for its fiscal 2001 tax year that proposed no change in HP's tax liability for that year. In addition to the proposed deficiencies for fiscal 1999 and 2000, the IRS's adjustments, if sustained, would reduce tax refund claims HP has filed for foreign tax credit and net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of carryforwards to subsequent years, by approximately $361 million. HP plans to contest certain of the adjustments proposed in the Notice of Deficiency and the RAR. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

        In December 2006, the Tax Relief and Health Care Act of 2006, which included a retroactive reinstatement of the research and development credit, was signed into law. HP recorded the retroactive amount of research and development credit in the first quarter of 2007. This amount did not have a material impact on HP's consolidated results of operations and financial conditions.

Note 12: Stockholders' Equity

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. HP paid approximately $2.5 billion and $2.3 billion in connection with share repurchases of approximately 55 million shares and 72 million shares during the three months ended July 31, 2007 and July 31, 2006, respectively. HP paid approximately $7.0 billion and $5.0 billion in connection with share repurchases of 167 million shares and 160 million shares in the first nine months of fiscal 2007 and 2006, respectively.

        In addition to the above transactions, HP entered into an Accelerated Share Repurchase (the "ASR Program") with a third-party investment bank during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, HP purchased 40 million shares of its common stock from the investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). HP decreased its shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to HP included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of HP shares during the averaging period was approximately $90 million less than the Purchase Price. In June 2007, HP received approximately 2 million additional shares purchased by the investment bank in the open market with a value approximately equal to that amount. HP reduced its shares outstanding upon receipt of those shares.

        In addition to the above transactions, HP entered into a prepaid variable share purchase program ("PVSPP") with a third-party investment bank during the first quarter of 2006 and prepaid approximately $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one-year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. HP completed all repurchases under the PVSPP on March 9, 2007. As of that date, HP had received a total of 53 million shares. HP retired all shares repurchased and no longer deems those shares outstanding.

        On March 15, 2007, HP's Board of Directors authorized an additional $8.0 billion for future repurchases of HP's common stock. As of July 31, 2007, HP had remaining authorization of $4.8 billion for future share repurchases.

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
	In millions
Net earnings	$1,778	$1,375	$5,100	$4,501
Change in net unrealized (losses) gains on available-for-sale securities	—	(9)	(11)	1
Change in net unrealized gains on cash flow hedges	79	70	13	6
Change in cumulative translation adjustment	26	(4)	56	43
Change in additional minimum pension liability	—	—	3	—

Comprehensive income	$1,883	$1,432	$5,161	$4,551

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	July 31, 2007	October 31, 2006
	In millions
Net unrealized gains on available-for-sale securities	$5	$16
Net unrealized losses on cash flow hedges	(33)	(46)
Cumulative translation adjustment	123	67
Additional minimum pension liability	(16)	(19)

Accumulated other comprehensive income	$79	$18

Note 13: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
	In millions
Service cost	$27	$40	$66	$77	$8	$8
Interest cost	65	67	92	83	19	21
Expected return on plan assets	(93)	(90)	(145)	(127)	(10)	(9)
Amortization and deferrals:
Actuarial (gain) loss	(3)	(7)	22	35	7	9
Prior service cost (benefit)	—	—	(2)	(1)	(13)	(13)

Net periodic benefit (income) cost	$(4)	$10	$33	$67	$11	$16
Curtailment gain	—	—	—	—	(16)	(2)
Settlement loss (gain)	—	(7)	—	—	—	—
Special termination benefit cost	—	—	1	—	—	—

Net benefit (income) cost	$(4)	$3	$34	$67	$(5)	$14

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
	In millions
Service cost	$104	$141	$197	$222	$25	$25
Interest cost	197	205	272	242	57	62
Expected return on plan assets	(270)	(274)	(430)	(368)	(28)	(26)
Amortization and deferrals:
Actuarial (gain) loss	(8)	(7)	66	101	19	31
Prior service cost (benefit)	—	—	(6)	(3)	(39)	(41)

Net periodic benefit cost	$23	$65	$99	$194	$34	$51
Curtailment gain	(541)	—	(9)	—	(26)	(19)
Settlement loss (gain)	36	(44)	(2)	—	—	—
Special termination benefit cost	306	—	2	—	60	—

Net benefit (income) cost	$(176)	$21	$90	$194	$68	$32

  Plan design changes

        In the third quarter and the first nine months of fiscal 2007, HP recognized curtailment gains of $16 million and $26 million, respectively, for its U.S. post-retirement benefit plans. The gains primarily include $16 million recorded in the third quarter of fiscal 2007 and $9 million recorded in the first quarter of fiscal 2007 resulting from the reduction in the eligible plan population stemming from the 2007 EER and the fiscal 2005 restructuring plans, respectively. HP recorded these gains as reductions of restructuring charges. HP also recorded a one-time curtailment gain of $1 million for its post-retirement benefit plans as a result of the modification of its Pre-2003 HP Retiree Medical Program in February 2007 as described below in detail.

        In the first nine months of fiscal 2007, HP recognized a net curtailment gain of $9 million for its non-U.S. pension plans. This gain was recorded in the first quarter of fiscal 2007 and primarily reflected a plan design change in Mexico where HP ceased pension accruals for current employees who did not meet defined criteria based on age and years of service (calculated as of December 31, 2006). In the first nine months of fiscal 2007, HP recognized a settlement gain of $2 million resulting from the completed payout of its remaining pension obligations in Norway. In addition, HP incurred special termination benefit expense of $2 million associated with the early retirement of employees in the U.K. and Ireland.

        In the first nine months of fiscal 2007, HP recognized a settlement expense of $36 million for its U.S. pension plans. The settlement reflected distributions and the subsequent transfer of accrued pension benefits from the U.S. Excess Benefit Plan to the U.S. Executive Deferred Compensation Plan for the terminated vested plan participants. The distributions and the transfer of this pension obligation represented a reduction in the projected benefit obligation and exceeded the sum of service and interest cost for this plan. As a result, HP recognized a portion of the unrecognized loss, re-measured as of January 31, 2007, in the second quarter of fiscal 2007.

        On February 20, 2007, HP announced it was modifying its U.S. defined benefit pension plan for the remaining number of U.S. employees still accruing benefits under the program. Effective January 1, 2008, these employees will cease accruing pension benefits, and HP will calculate the final pension benefit amount based on pay and service through December 31, 2007. In addition, HP will limit future eligibility for the Pre-2003 HP Retiree Medical Program to those employees who are within five years of satisfying the program's retirement criteria on June 30, 2007. These actions resulted in reductions to HP's U.S. defined benefit and post-retirement plan obligations. As a result, HP recognized one-time curtailment gains of $541 million for the U.S. defined benefit pension plan and $1 million for the post-retirement benefit plan. HP recorded the total curtailment gain of $542 million in the second quarter of fiscal 2007. As part of this announcement, HP offered an option for eligible affected employees to participate in the 2007 EER. A total of 3,080 employees participated in the 2007 EER. HP recognized a special termination benefit expense of $306 million in the second quarter of fiscal 2007, which reflects aggregate additional lump-sum benefits that HP expects to pay to those individuals participating in the 2007 EER. HP will distribute this amount from the plan assets. Also, HP recognized a special termination benefit expense of $60 million for the HP retiree medical plans for those employees participating in the 2007 EER. This expense amount reflects the additional medical coverage that HP expects to provide to those employees participating in the 2007 EER. The total $366 million expense for the 2007 EER was recorded as the restructuring charges in the second quarter of fiscal 2007. HP funded the cash expenditures associated with the 2007 EER primarily by using available U.S. pension plan assets. Eligible employees whose pension accruals will cease effective December 31, 2007 will benefit from an increased company 401(k) match opportunity from 4 percent to 6 percent of eligible earnings effective January 1, 2008.

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2006 that it expected to contribute approximately $120 million to its pension plans, approximately $15 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims under HP's post-retirement benefit plans. As of July 31, 2007, HP has made approximately $94 million of contributions to non-U.S. pension plans, paid $16 million to cover benefit payments to U.S. non-qualified plan participants, and paid $41 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of between $20 million and $30 million to its pension plans and expects to pay $15 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2007.

        In August 2006, the Pension Protection Act of 2006 was enacted into law. The law significantly changes the rules used to determine minimum funding requirements for qualified defined benefit pension plans in the United States. HP does not expect the law to have a material impact on its current funding strategy for its U.S. pension plans.

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

        On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold in Germany between 1997 and 2001, as well as for products sold from 2002 onwards. On July 26, 2007, the court issued a decision following the ruling of the Stuttgart Court of Appeals with respect to the initial VG Wort lawsuit as described above. HP has appealed the decision to the Stuttgart Court of Appeals.

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

        On December 29, 2005, ZPU, a joint association of various German collection societies, instituted non-binding arbitration proceedings against HP before the arbitration board of the Patent and Trademark Office demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of 18.42 euros plus tax for each PC sold during that period. HP filed a notice of defense in connection with these proceedings in February 2006, and an arbitration hearing was held in December 2006. On August 3, 2007, the arbitration board issued a ruling proposing a levy of 15 euros plus tax for each PC sold during this period. HP has rejected the ruling of the arbitration board, and the arbitration proceedings have concluded.

        Based on industry opposition to the extension of levies to digital products, HP's assessments of the merits of various proceedings and HP's estimates of the units impacted and levies, HP has accrued amounts that it believes are adequate to address the matters described above. However, the ultimate resolution of these matters and the associated financial impact on HP, including the number of units impacted, the amount of levies imposed and the ability of HP to recover such amounts through increased prices, remains uncertain.

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

        Schorsch v. HP is a consumer class action filed against HP on October 28, 2003 in Illinois state court alleging that in violation of Illinois state law HP has included an electrically erasable programmable read only memory (EEPROM) chip in certain of its LaserJet printers that prematurely advises the user that the drum kit needs replacing. The plaintiffs subsequently filed an amended complaint seeking to expand the class from purchasers of drum kits to purchasers of all HP printer consumables that contain EEPROM chips. The most current amended complaint seeks certification of an Illinois-only class and seeks unspecified damages, attorneys' fees and costs. On June 6, 2007, a separate consumer class action lawsuit captioned Baggett v. HP was filed in the United States District Court for the Central District of California containing similar allegations that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, preventing customers from using the toner that is stranded in the cartridge. The plaintiffs allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs.

        Rich v. HP is a consumer class action filed against HP on May 22, 2006 in the United States District Court for the Northern District of California. The suit alleges that HP designed its color inkjet printers to unnecessarily use color ink in addition to black ink when printing black and white images and text. The plaintiffs seek injunctive and monetary relief on behalf of a nationwide class. The Court has granted HP's motion to dismiss several of the plaintiffs' claims, and HP answered the remaining claims in February 2007.

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

        CSIRO Patent Litigation. Microsoft Corporation, Hewlett-Packard Company, et al. v. Commonwealth Scientific and Industrial Research Organisation of Australia is an action filed by HP and two other plaintiffs on May 9, 2005 in the District Court for the Northern District of California seeking a declaratory judgment against Commonwealth Scientific and Industrial Research Organisation of Australia ("CSIRO") that HP's products employing the IEEE 802.11a and 8.02.11g wireless protocol standards do not infringe CSIRO's US patent no. 5,487,069 relating to wireless transmission of data at frequencies in excess of 10GHz. On September 22, 2005, CSIRO filed an answer and counterclaims alleging that all HP products which employ those wireless protocol standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys fees and costs, and an injunction against sales of infringing products. On December 12, 2006, CSIRO successfully moved to have the case transferred to the District Court of the Eastern District of Texas, a court that has granted CSIRO's motions for summary judgment on the issues of validity and patent infringement and a permanent injunction in favor of CSIRO in a patent infringement action brought by CSIRO against a third-party vendor of wireless networking products based on the same patent. On June 15, 2007, CSIRO filed an amended answer and counterclaims adding the allegation that all HP products that employ the draft IEEE 802.11n wireless protocol infringe the CSIRO patent.

        Polaroid Corp. v. HP is a lawsuit filed against HP by Polaroid Corporation on December 2006 in the United States District Court for the District of Delaware. The lawsuit involves a single U.S. patent that will expire in April 2008. Polaroid alleges that certain HP products containing "Digital Flash" or

"Adaptive Lighting" technology infringe Polaroid's U.S. Patent No. 4,829,381 relating to a system and method for continuously enhancing electronic images by varying the contrast in different portions of the image. Polaroid seeks monetary relief. A trial is scheduled for December 2008.

        The United States of America, ex rel. Norman Rille and Neal Roberts v. Hewlett-Packard Company, et al. In 2004, two private individuals filed a civil "qui tam" complaint under the False Claims Act in the United States District Court for the Eastern District of Arkansas containing generalized allegations that HP and several other companies participated in an industry-wide practice of using partnership and alliance programs to make improper payments and cause the submission of false claims in connection with contracts to provide products and services to the federal government. On April 12, 2007, the U.S. Department of Justice intervened in the qui tam action and filed a complaint against HP (and several other companies in separate actions) on behalf of the United States containing allegations that HP violated the False Claims Act and the Anti-Kickback Act of 1986 by providing millions of dollars in kickbacks to its alliance partners, including "influencer fees" and "new business opportunity rebates." The U.S. complaint further alleges that HP violated the False Claims Act and the Anti-Kickback Act, breached its federal government contracts, induced the federal government to make payments to HP to which HP was not entitled to receive under those contracts, and was unjustly enriched by expressly or impliedly making false statements, records or certifications to the federal government that it complied with and would continue to comply with the Anti-Kickback Act and by submitting claims to the government that allegedly were inflated because they included the amounts of the influencer fees and new business opportunity rebates. The U.S. complaint seeks treble damages plus civil penalties in connection with the alleged violations of the False Claims Act, double damages plus civil penalties in connection with the alleged violations of the Anti-Kickback Act and disgorgement of profits earned in connection with the breach of contract and unjust enrichment claims.

        Leak Investigation Proceedings. As described below, HP is or has been the subject of various governmental inquiries concerning the processes employed in an investigation into leaks of HP confidential information to members of the media that concluded in May 2006:

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

        In addition, four stockholder derivative lawsuits have been filed in California purportedly on behalf of HP stockholders seeking to recover damages for alleged breach of fiduciary duty and to require HP to improve its corporate governance and internal control procedures as a result of the activities of the leak investigation: Staehr v. Dunn, et al. was filed in Santa Clara County Superior Court on September 18, 2006; Worsham v. Dunn, et al. was filed in Santa Clara County Superior Court on September 14, 2006; Tansey v. Dunn, et al. was filed in Santa Clara County Superior Court on September 20, 2006; and Hall v. Dunn, et al. was filed in Santa Clara County Superior Court on September 25, 2006. On October 19, 2006, the Santa Clara County Superior Court consolidated the four California cases under the caption In re Hewlett-Packard Company Derivative Litigation. The consolidated complaint filed on November 19, 2006 also seeks to recover damages in connection with sales of HP stock alleged to have been made by certain current and former HP officers and directors while in possession of material non-public information. Two additional stockholder derivative lawsuits, Pifko v. Babbio, et al., filed on September 19, 2006, and Gross v. Babbio, et al., filed on November 21, 2006, were filed in Chancery Court, County of New Castle, Delaware, both of which seek to recover damages for alleged breaches of fiduciary duty and to obtain an order instructing the defendants to refrain from further breaches of fiduciary duty and to implement corrective measures that will prevent future occurrences of the alleged breaches of fiduciary duty. On January 24, 2007, the Delaware court consolidated the two cases under the caption In re Hewlett-Packard Company Derivative Litigation and subsequently stayed the proceedings until September 10, 2007. The HP Board of Directors has appointed a Special Litigation Committee consisting of independent Board members authorized to investigate, review and evaluate the facts and circumstances asserted in these derivative matters and to determine how HP should proceed in these matters.

        Mercury Interactive Corporation Proceedings.    In November 2006, HP completed its acquisition of Mercury Interactive Corporation ("Mercury"). Upon completion of the acquisition, HP assumed oversight for all litigation and regulatory matters pending or subsequently commenced against Mercury. The following Mercury-related litigation and regulatory inquiries currently are pending:

  •
  Prior to the announcement of the acquisition, and beginning on or about August 19, 2005, four securities class action lawsuits were filed against Mercury and certain of its officers and directors on behalf of purchasers of Mercury's stock from October 2003 to November 2005: Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al, Johnson v. Mercury Interactive, et al., Munao v. Mercury Interactive, et al., and Public Employees' Retirement System of Mississippi v. Mercury Interactive, et al. These class action lawsuits were consolidated in the United States District Court for the Northern District of California as In re Mercury Interactive Corporation Securities Litigation. The consolidated complaint filed on September 8, 2006 alleges that, during the putative class period of October 17, 2000 through November 1, 2005, the defendants made false or misleading public statements regarding Mercury's business and operations in violation of Section 10(b) and Section 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary damages and other relief. On July 30, 2007, the court granted the defendants' motion to dismiss the consolidated complaint with leave to amend.

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

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe was adequate as of July 31, 2007. These accruals were not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

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

        HP has reclassified segment operating results for the three and nine months ended July 31, 2006 to conform to certain fiscal 2007 organizational realignments. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

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

  •
  HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration and outsourcing services. HPS also offers a variety of services tailored to particular industries such as communications, media and entertainment, manufacturing and distribution, financial services, health and life sciences and the public sector, including government services. HPS collaborates with the Enterprise Storage and Servers, and HP Software groups, as well as with third-party system integrators and software and networking companies to bring solutions to HP customers. HPS also works with HP's Imaging and Printing Group and Personal Systems Group to provide managed print services, end user workplace services, and mobile workforce productivity solutions to enterprise customers. Technology Services provides a range of services, including standalone product support and high availability services for complex, global, networked and multi-vendor environments. Technology Services also manages the delivery of product warranty support through its own service organization, as well as through authorized partners. Consulting and Integration provides services to architect, design and implement technology and industry-specific solutions for customers. Consulting and Integration also provides cross-industry solutions in the areas of architecture and governance, infrastructure, applications and packaged applications, security, IT service management, information management and enterprise Microsoft solutions. Outsourcing Services offers services including infrastructure, application, business process, end user workplace services and business continuity and recovery outsourcing.

  •
  HP Software has OpenView and OpenCall businesses. OpenView, including Mercury's product lines, provides a suite of Business Technology Optimization ("BTO") software for automating key processes across critical IT functions, including strategy, applications, and operations. HP BTO software solutions help customers drive business results for a wide range of functional IT initiatives, including demand and portfolio management, service oriented architecture transformation, software quality management, business service management, IT service management, and IT infrastructure library. Under the OpenCall brand, HP Software also delivers a suite of solutions and platforms that enables service providers to develop and deploy next generation multimedia services including voice, data and video.

        HP's other business segments are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops and Thin Clients, business notebooks and Tablet PCs, as well as the HP Point of Sale and Blade PC Solutions. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktop PCs and notebook PCs, as well as HP Media Center PCs, and Voodoo Gaming PCs. Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. Workstations run on UNIX®, Windows® and Linux-based operating systems. Handheld computing devices include a series of HP iPAQ handheld computing devices, ranging from Pocket PCs and navigation devices to smartphones and data devices, that run on Windows®

    Mobile software, and include software and support. Handheld computing also offers software and support that provide security and manageability of mobile devices. Digital entertainment products include plasma and LCD flat-panel televisions, the HP Digital Entertainment Center, HD DVD and RW drives, and DVD writers.

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

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions.

        Selected operating results information for each business segment was as follows:

	Three months ended July 31
	Total Net Revenue		Earnings (Loss) from Operations
	2007	2006	2007	2006
	In millions
Enterprise Storage and Servers	$4,547	$4,133	$464	$296
HP Services	4,186	3,888	430	364
HP Software	554	318	81	13

Technology Solutions Group	9,287	8,339	975	673

Personal Systems Group	8,894	6,917	519	275
Imaging and Printing Group	6,751	6,234	981	884
HP Financial Services	582	519	39	35
Corporate Investments	220	155	(5)	(33)

Segment total	$25,734	$22,164	$2,509	$1,834

	Nine months ended July 31
	Total Net Revenue		Earnings (Loss) from Operations
	2007	2006	2007	2006
	In millions
Enterprise Storage and Servers	$13,619	$12,638	$1,287	$944
HP Services	12,279	11,537	1,303	1,002
HP Software	1,627	952	170	25

Technology Solutions Group	27,525	25,127	2,760	1,971

Personal Systems Group	26,276	21,343	1,350	816
Imaging and Printing Group	20,911	19,503	3,221	2,898
HP Financial Services	1,679	1,533	107	112
Corporate Investments	552	406	(52)	(115)

Segment total	$76,943	$67,912	$7,386	$5,682

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
	In millions
Net revenue:
Total segments	$25,734	$22,164	$76,943	$67,912
Elimination of intersegment net revenue and other	(357)	(274)	(950)	(809)

Total HP consolidated net revenue	$25,377	$21,890	$75,993	$67,103

Earnings before taxes:
Total segment earnings from operations	$2,509	$1,834	$7,386	$5,682
Corporate and unallocated costs and eliminations	(101)	(53)	(242)	(175)
Unallocated costs related to stock-based compensation expense	(114)	(113)	(385)	(339)
Amortization of purchased intangible assets	(183)	(153)	(596)	(451)
In-process research and development charges	—	—	(186)	(52)
Restructuring	5	(5)	(407)	(6)
Pension curtailments and pension settlements, net	—	—	517	—
Interest and other, net	165	221	363	416
Gains on investments	5	7	28	11

Total HP consolidated	$2,286	$1,738	$6,478	$5,086

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. As a result of the Mercury acquisition, the total assets of HP Software increased by approximately 253% to $6.7 billion as of July 31, 2007 from $1.9 billion as of October 31, 2006 due primarily to the goodwill and amortizable intangible assets acquired. There have been no material changes in the total assets of other segments.

  Net revenue by segment and business unit

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
	In millions
Net revenue(1):
Industry standard servers	$2,814	$2,427	$8,321	$7,288
Business critical systems	811	833	2,521	2,659
Storage	922	873	2,777	2,691

Enterprise Storage and Servers	4,547	4,133	13,619	12,638

Technology services	2,164	2,064	6,412	6,231
Outsourcing services(2)	1,234	1,116	3,554	3,197
Consulting and integration	788	708	2,313	2,109

HP Services	4,186	3,888	12,279	11,537

OpenView(3)	481	215	1,372	648
OpenCall & other	73	103	255	304

HP Software	554	318	1,627	952

Technology Solutions Group	9,287	8,339	27,525	25,127

Desktops	3,924	3,515	11,640	10,938
Notebooks	4,253	2,768	12,481	8,537
Workstations	441	339	1,248	1,006
Handhelds	105	136	393	481
Other	171	159	514	381

Personal Systems Group	8,894	6,917	26,276	21,343

Commercial hardware	1,738	1,632	5,213	5,026
Consumer hardware	982	893	3,205	3,131
Supplies	4,017	3,693	12,453	11,302
Other	14	16	40	44

Imaging and Printing Group	6,751	6,234	20,911	19,503

HP Financial Services	582	519	1,679	1,533
Corporate Investments	220	155	552	406

Total segments	25,734	22,164	76,943	67,912

Eliminations of intersegment net revenue and other	(357)	(274)	(950)	(809)

Total HP consolidated	$25,377	$21,890	$75,993	$67,103

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

        We continue to grow our business organically and through strategic acquisitions. During the first nine months of fiscal 2007, we acquired seven companies, the largest of which was Mercury Interactive Corporation ("Mercury"), and we expect to continue to make strategic acquisitions from time to time in the future. We announced our acquisitions of Opsware Inc., Neoware, Inc. and SPI Dynamics, Inc. during the third quarter of fiscal 2007 and completed the SPI Dynamics acquisition on August 1, 2007.

        In February 2007, we announced our decision to modify our U.S. defined benefit pension plan for the remaining number of U.S. employees still accruing benefits under the program. Effective January 1, 2008, these employees will cease accruing pension benefits and will, instead, receive an increased 401(k) match to 6 percent from 4 percent of eligible earnings. The final pension benefit amount will be calculated based on pay and service through December 31, 2007. In addition, future eligibility for the Pre-2003 HP Retiree Medical Program will be limited to those employees who are within five years of satisfying the program's eligibility criteria on June 30, 2007. These actions reduced our U.S. defined benefit and post-retirement plan obligations, and, as a result, we recorded a one-time curtailment gain of $542 million in the second quarter of fiscal 2007. In conjunction with this announcement, we provided eligible affected employees with the opportunity to participate in a 2007 U.S. Enhanced Early Retirement program (the "2007 EER") and recorded a restructuring charge of $379 million in the first nine months of fiscal 2007. A total of 3,080 employees participated in the 2007 EER, including 595 persons who had been included in previous restructuring programs or who voluntarily left the company since November 30, 2006. All employees who participated in the 2007 EER left the company by May 31, 2007. For more information, see Notes 7 and 13 to the Consolidated Condensed Financial Statements in Item 1, which are incorporated herein by reference.

        The following provides an overview of key third quarter and year-to-date fiscal 2007 financial metrics:

		TSG
	HP Consolidated
		ESS	HPS	Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Three Months Ended July 31
Net revenue	$25,377	$4,547	$4,186	$554	$9,287	$8,894	$6,751	$582
Year-over-year net revenue % increase	15.9%	10.0%	7.7%	74.2%	11.4%	28.6%	8.3%	12.1%
Earnings from operations	$2,116	$464	$430	$81	$975	$519	$981	$39
Earnings from operations as a % of net revenue	8.3%	10.2%	10.3%	14.6%	10.5%	5.8%	14.5%	6.7%
Net earnings	$1,778
Net earnings per share
Basic	$0.68
Diluted	$0.66
Nine Months Ended July 31
Net revenue	$75,993	$13,619	$12,279	$1,627	$27,525	$26,276	$20,911	$1,679
Year-over-year net revenue % increase	13.2%	7.8%	6.4%	70.9%	9.5%	23.1%	7.2%	9.5%
Earnings from operations	6,087	$1,287	$1,303	$170	$2,760	$1,350	$3,221	$107
Earnings from operations as a % of net revenue	8.0%	9.5%	10.6%	10.4%	10.0%	5.1%	15.4%	6.4%
Net earnings	$5,100
Net earnings per share
Basic	$1.93
Diluted	$1.87

        Cash and cash equivalents at July 31, 2007 totaled $12.5 billion, a decrease of approximately $4.0 billion from the October 31, 2006 balance of $16.4 billion. The decrease for the first nine months of fiscal 2007 was due primarily to the $8.8 billion paid to repurchase our common stock, the $4.9 billion of net cash paid for business acquisitions and a $1.7 billion net investment in property, plant and equipment, all of which were partially offset by $6.0 billion in cash provided from operations, a $3.0 billion net increase in debt and commercial paper and $2.4 billion in proceeds from issuance of our common stock under employee stock plans.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended July 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006.

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

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

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

        In June 2007, the FASB ratified Emerging Issues Task Force ("EITF") 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" ("EITF 06-11"). EITF 06-11 requires that the tax benefits of dividends on unvested share-based payments be recognized in equity and be reclassified from additional paid-in capital to the income statement when the related award is forfeited or no longer expected to vest. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the impact of EITF 06-11.

        In June 2007, the FASB also ratified EITF 07-3, "Accounting for NonRefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us in the first quarter of fiscal 2009. We are currently evaluating the effect that the adoption of EITF 07-3 will have on our consolidated results of operations and financial condition and are not yet in a position to determine such effects.

        During the first nine months of fiscal 2007, we adopted the following accounting standards, none of which had a material effect on our consolidated results of operations during such period or financial condition at the end of such period:

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

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2007		2006		2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$25,377	100.0%	$21,890	100.0%	$75,993	100.0%	$67,103	100.0%
Cost of sales(1)	19,164	75.5%	16,472	75.2%	57,583	75.8%	50,834	75.8%

Gross margin	6,213	24.5%	5,418	24.8%	18,410	24.2%	16,269	24.2%
Research and development	917	3.6%	920	4.2%	2,697	3.5%	2,721	4.1%
Selling, general and administrative	3,002	11.8%	2,830	13.0%	8,954	11.8%	8,380	12.4%
Amortization of purchased intangible assets	183	0.8%	153	0.7%	596	0.9%	451	0.7%
In-process research and development charges	—	—	—	—	186	0.2%	52	0.1%
Restructuring	(5)	—	5	—	407	0.5%	6	—
Pension curtailment and pension settlements, net	—	—	—	—	(517)	(0.7)%	—	—

Earnings from operations	2,116	8.3%	1,510	6.9%	6,087	8.0%	4,659	6.9%
Interest and other, net	165	0.7%	221	1.0%	363	0.5%	416	0.6%
Gains on investments	5	—	7	—	28	—	11	0.1%

Earnings before taxes	2,286	9.0%	1,738	7.9%	6,478	8.5%	5,086	7.6%
Provision for taxes	508	2.0%	363	1.6%	1,378	1.8%	585	0.9%

Net earnings	$1,778	7.0%	$1,375	6.3%	$5,100	6.7%	$4,501	6.7%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of weighted-average net revenue growth as compared to prior-year periods were as follows:

	Three months ended July 31, 2007	Nine months ended July 31, 2007
	Percentage Points
Personal Systems Group	9.0	7.4
Imaging and Printing Group	2.4	2.1
Enterprise Storage and Servers	1.9	1.5
HP Services	1.4	1.1
HP Software	1.1	1.0
HP Financial Services	0.2	0.1
Corporate Investments/Other	(0.1)	—

Total HP	15.9	13.2

        For the three and nine months ended July 31, 2007, net revenue increased 16% and 13%, respectively, from the prior-year comparable periods and increased 12% and 10%, respectively, on a constant currency basis. The favorable currency impact was due primarily to the movement of the dollar against the euro. U.S. net revenue increased 12% to $8.8 billion for the third quarter of fiscal 2007, while international net revenue increased 18% to $16.6 billion. U.S. net revenue increased 8% to $25.5 billion for the first nine months of fiscal 2007, while international net revenue increased 16% to $50.5 billion.

        For the three and nine months ended July 31, 2007, PSG had double digit net revenue growth across all regions as a result of unit volume increases of 33% and 27%, respectively. The unit volume increases resulted from strong growth in notebooks with significant improvements in emerging markets. The increases were partially offset by declines in average selling prices ("ASPs") in consumer and commercial clients of 0.4% and 6%, respectively, in the third quarter of fiscal 2007 and by 2% and 5%, respectively, in the first nine months of fiscal 2007 as compared to the prior-year periods.

        IPG net revenue growth in the third quarter and first nine months of fiscal 2007 was due mainly to increased unit volumes of printer supplies resulting from the continued expansion of printer hardware placements and the strong performance of supplies for color-related products.

        ESS net revenue growth in the third quarter and first nine months of fiscal 2007 was the result primarily of strong blade revenue and unit growth in our industry standard servers business, increased option attach rates in our ProLiant server line, continued strong performance in mid-range EVA products, growth in commercial storage area networks and revenue increases from our Integrity servers. The ESS growth was partially moderated by the revenue declines in our tape business and in our PA-RISC and Alpha server product lines in both periods and a decline in high-end arrays in the first nine months of fiscal 2007.

        HPS net revenue in the third quarter and first nine months of fiscal 2007 increased due primarily to favorable currency impacts, revenue increases in outsourcing services driven by existing accounts growth and new business and revenue increases in consulting and integration associated with acquisitions made since the second quarter of fiscal year 2006.

        The net revenue growth in HP Software for the three and nine months ended July 31, 2007 was due primarily to growth in our OpenView business as a result of the Mercury acquisition and increases in revenue from support contracts.

        The HPFS net revenue increase for the three and nine months ended July 31, 2007 was due primarily to operating lease growth and higher end-of-lease activity. The revenue increase in the three months ended July 31, 2007 also resulted from higher used equipment sales.

Stock-Based Compensation Expense

        See Note 2 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Gross Margin

        The weighted-average components of the change in gross margin as a percentage of net revenue as compared to prior-year periods were as follows:

	Three months ended July 31, 2007	Nine months ended July 31, 2007
	Percentage Points
HP Software	0.5	0.5
HP Services	—	0.2
Imaging and Printing Group	(0.6)	(0.2)
HP Financial Services	—	(0.1)
Personal Systems Group	(0.2)	(0.3)
Enterprise Storage and Servers	—	(0.2)
Corporate Investments/Other	—	0.1

Total HP	(0.3)	—

        The improvement in HP Software gross margin in the three and nine months ended July 31, 2007 was due primarily to a favorable change in revenue mix driven by Mercury licenses and support, which typically have a higher gross margin than the other products within the segment.

        HPS gross margin increased for the first nine months of fiscal 2007 over the prior-year period due primarily to continued focus on cost structure improvements from delivery efficiencies and cost controls. This gross margin increase was partially offset by the continued competitive pricing environment and the ongoing portfolio mix shift from higher-margin proprietary support to lower-margin areas such as IT solution services.

        For the three and nine months ended July 31, 2007, IPG gross margin decreased due primarily to unfavorable hardware margins, increased costs associated with new product introductions and a change in revenue mix within supplies.

        HPFS gross margin decline for the nine months ended July 31, 2007 was caused primarily by increased current-year bad debt expenses as a result of a reserve reduction in the corresponding prior-year period, decreased current-year bad debt recoveries and lower margins on used equipment sales.

        For the three and nine months ended July 31, 2007, PSG contributed unfavorably to our total company's weighted-average change in gross margin as a result of rapid growth in the segment. However, PSG gross margin increased for both periods primarily as a result of component cost declines and improvements in supply chain costs per unit, which were partially offset by ASP declines.

        In the third quarter of fiscal 2007, ESS made little contribution to our total company's weighted-average change in gross margin. ESS gross margin increased for the third quarter of fiscal 2007 due primarily to the favorable impact of unsustainable component prices and warranty improvements, which was partially offset by price reductions, an ongoing mix shift to lower-margin Integrity products within business critical systems and a continued mix shift towards industry standard servers. ESS gross margin decreased for the first nine months of fiscal 2007 due primarily to the same ongoing mix shifts to lower-margin Integrity products and to industry standard servers.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense decreased in the third quarter and first nine months of fiscal 2007 due primarily to effective cost controls. The favorable impact of the cost controls was offset in part by additional R&D expense as a result of the Mercury acquisition in the first quarter of fiscal 2007. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in R&D expense for the three and nine months ended July 31, 2007.

  Selling, General and Administrative

        Total SG&A expense increased in the third quarter and first nine months of fiscal 2007 due primarily to additional expense as a result of the acquisition of Mercury in the first quarter of fiscal 2007 and unfavorable currency impacts related to the movement of the dollar against the euro. As a percentage of net revenue, the ESS, HPS, PSG and IPG segments experienced a year-over-year decrease in SG&A expense for the three and nine months ended July 31, 2007, while HP Software experienced a year-over-year increase in SG&A expense.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three and nine months ended July 31, 2007 as compared to the same periods in the prior year was due primarily to amortization expense related to the acquisition of Mercury in the first quarter of fiscal 2007. This increase was partially offset by a decrease in amortization expense related to certain intangible assets associated with prior acquisitions, including the Compaq Computer Corporation ("Compaq") acquisition, that had reached the end of their amortization period.

        For more information on our amortization of purchased intangibles assets, see Note 6 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  In-Process Research and Development Charges

        For the nine months ended July 31, 2007, we recorded $186 million of in-process research and development charges ("IPR&D") as compared to $52 million for the nine months ended July 31, 2006. IPR&D charges are incurred in connection with our acquisitions. The increase in IPR&D during the first nine months of fiscal 2007 was due primarily to our acquisition of Mercury in the first quarter of fiscal 2007.

  Restructuring

        Restructuring charges for the three months ended July 31, 2007 resulted in a credit of $5 million. This included a curtailment gain of $16 million related to a reduction in the eligible plan population under our U.S. post-retirement benefit plans stemming from the 2007 EER. Such gain was partially offset by a net charge of $11 million related to our 2005, 2003, 2002 and 2001 restructuring programs. Restructuring charges for the nine months ended July 31, 2007 were $407 million. These charges include $379 million of expenses related to severance and other benefit costs associated with those employees who elected to participate in the 2007 EER and a net charge of $28 million relating to adjustments to our fiscal 2005, 2003, 2002 and 2001 restructuring programs.

        Restructuring charges for the three months ended July 31, 2006 were $5 million. This amount included a net charge of $14 million for adjustments to severance and other related restructuring charges for all plans, which were partially offset by a $2 million curtailment gain from the U.S. retiree medical program and a $7 million settlement gain from the U.S. pension plans, both related to the fiscal 2005 restructuring plan. The restructuring charges for the nine months ended July 31, 2006 were

$6 million. This amount included $69 million in adjustments to severance and other related restructuring charges, which were partially offset by a $19 million curtailment gain and a $44 million settlement gain from our U.S. retiree medical program and U.S. pension plans.

        For more information, see Note 7 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

  Workforce Rebalancing

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first nine months of fiscal 2007. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs through the remainder of fiscal 2007.

  Pension Curtailments and Pension Settlements, Net

        In the first nine months of fiscal 2007, we recognized a net gain on pension curtailments and settlements of $517 million, relating primarily to a $542 million curtailment gain associated with a modification to our U.S. defined benefit pension plan. This curtailment gain was offset partially by settlement losses related to our other pension plan design changes. For more information, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Interest and Other, Net

        For the three and nine months ended July 31, 2007, interest and other, net decreased by $56 million and $53 million, respectively, compared to the same periods in fiscal 2006. The decrease for both periods was due primarily to higher interest expense resulting from higher average debt balances, which was partially offset by a more favorable foreign currency impact on our various balance sheet items.

Gains on Investments

        Net gains on investment for the three and nine months ended July 31, 2007 and July 31, 2006 resulted primarily from gains on the sale of equity investments, which were offset in part by impairment charges on our investment portfolio.

Provision for Taxes

        Our effective tax rate was 22.2% and 20.9% for the three months ended July 31, 2007 and July 31, 2006, respectively, and 21.3% and 11.5% for the nine months ended July 31, 2007 and July 31, 2006, respectively. Generally our effective tax rate differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States.

        In the three months ended July 31, 2007, we recorded other income tax adjustments of $64 million. This amount included a tax charge of $33 million for the adjustment to estimated fiscal 2006 tax accruals upon filing the 2006 U.S. federal income tax returns and a net increase to various tax reserves of $31 million. In the nine months ended July 31, 2007, we recorded other income tax adjustments of $54 million. This amount included a tax charge of $33 million as discussed above, a net increase to various tax reserves of $17 million and other items, resulting in a net charge of $4 million.

        In the three months ended July 31, 2006, we recorded other income tax adjustments of $55 million. This amount included a tax charge of $34 million for the adjustment to estimated fiscal 2005 tax accruals upon filing the 2005 U.S. federal income tax return and a net increase to various tax reserves of $21 million.

        In the nine months ended July 31, 2006, other income tax adjustments of $408 million further decreased the effective tax rate. This amount included net favorable tax adjustments of $49 million and $443 million to income tax accruals as a result of the final settlement of the Internal Revenue Service ("IRS") examinations of our U.S. income tax returns for fiscal years 1993 to 1995 and 1996 to 1998, respectively. The reductions to the net income tax accruals for fiscal years 1996 to 1998 related primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, other issues involving our non-U.S. operations, and interest accruals. These favorable income tax adjustments were offset in part by adjustments to estimated tax accruals, related primarily to the filing of the 2005 tax return as noted earlier, and increases to other tax reserves related to various jurisdictions.

        On June 28, 2007 we received a Notice of Deficiency from the IRS for our fiscal 1999 and 2000 tax years. The Notice of Deficiency asserted that we owe additional tax of $13 million for these two years. At the same time, we received a Revenue Agent's Report ("RAR") from IRS for our fiscal 2001 tax year that proposed no change in our tax liability for that year. In addition to the proposed deficiencies for fiscal 1999 and 2000, the IRS's adjustments, if sustained, would reduce tax refund claims we have filed for foreign tax credit and net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of carryforwards to subsequent years, by approximately $361 million. We plan to contest certain of the adjustments proposed in the Notice of Deficiency and the RAR. We believe that we have provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

Segment Information

        A description of the products and services for each segment can be found in Note 15 to the Consolidated Condensed Financial Statements. We have presented the business segments in this Form 10-Q based on our management organizational structure as of July 31, 2007 and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

        ESS, HPS and HP Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$4,547	$4,133	10.0%
Earnings from operations	$464	$296	56.8%
Earnings from operations as a % of net revenue	10.2%	7.2%
	Nine months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$13,619	$12,638	7.8%
Earnings from operations	$1,287	$944	36.3%
Earnings from operations as a % of net revenue	9.5%	7.5%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows:

	Three months ended July 31, 2007	Nine months ended July 31, 2007
	Percentage Points
Industry standard servers	9.3	8.2
Storage	1.2	0.7
Business critical systems	(0.5)	(1.1)

Total ESS	10.0	7.8

        On a constant currency basis, ESS net revenue increased 7% and 4% for the third quarter and first nine months of fiscal 2007, respectively, compared to the same periods in fiscal 2006. The favorable currency impact for both periods was due primarily to the movement of the dollar against the euro. Industry standard servers revenue grew 16% and 14% for the third quarter and first nine months, respectively, of fiscal 2007 as a result of strong growth in blade revenue and units, as well as increased option attach rates in the ProLiant server line. Storage net revenue increased 6% and 3% for the third quarter and first nine months, respectively, of fiscal 2007 compared to the prior-year periods, with continued strong performance in mid-range EVA products and improved revenue in commercial products within the storage area networks offerings. This increase was partially moderated by the revenue declines in our tape business in both periods and by high-end array decline in the first nine months of fiscal 2007. Business critical systems net revenue decreased 3% and 5% for the third quarter and first nine months, respectively, of fiscal 2007 as compared to the same periods in the prior year. The decrease for both periods was due primarily to revenue declines in the PA-RISC product line and to the planned phase out of our Alpha server product line. The declines were partially offset by strong net revenue growth in our Integrity servers, which represented 67% of the business critical systems revenue mix in the third quarter of fiscal 2007 and 61% in the first nine months of fiscal 2007, up from 38% and 34%, respectively, in the same periods in the prior year. We expect revenue mix from Integrity servers to continue to grow as customers migrate from PA-RISC and Alpha products. Integrity server revenue in the first nine months of fiscal 2007 also included revenue from Montecito-based Integrity servers, which first shipped in the fourth quarter of fiscal 2006. NonStop server net revenue declined 6% for the third quarter and 4% for the first nine months of fiscal 2007 compared to the same periods in the prior year due primarily to discontinued products.

        ESS earnings from operations as a percentage of net revenue for the third quarter of fiscal 2007 increased by 3.0 percentage points due to a decrease in operating expenses as a percentage of net revenue and an increase in gross margin. ESS earnings from operations as a percentage of net revenue for the first nine months of fiscal 2007 increased by 2.0 percentage points due primarily to a decrease in operating expenses as a percentage of net revenue, which was partially offset by a decline in gross margin. Gross margin increased for the third quarter of fiscal 2007 due primarily to the favorable impact of unsustainable component prices and warranty improvements, which was partially offset by price reductions, an ongoing mix shift to lower-margin Integrity products within business critical systems and a continued mix shift towards industry standard servers. Gross margin decreased for the first nine months of fiscal 2007 due primarily to the same ongoing mix shifts to lower-margin Integrity products and to industry standard servers. The decrease in operating expense as a percentage of net revenue for both periods was due primarily to efficient expense management.

HP Services

	Three months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$4,186	$3,888	7.7%
Earnings from operations	$430	$364	18.1%
Earnings from operations as a % of net revenue	10.3%	9.4%
	Nine months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$12,279	$11,537	6.4%
Earnings from operations	$1,303	$1,002	30.0%
Earnings from operations as a % of net revenue	10.6%	8.7%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows:

	Three months ended July 31, 2007	Nine months ended July 31, 2007
	Percentage Points
Technology services	2.6	1.6
Outsourcing services(1)	3.0	3.1
Consulting and integration	2.1	1.7

Total HPS	7.7	6.4

(1)
Reflects the name change from Managed Services to Outsourcing Services effective in fiscal 2007.

        On a constant currency basis, HPS net revenue increased 4% and 3% for the third quarter and first nine months of fiscal 2007, respectively, as compared to the same periods in fiscal 2006. The favorable currency impact for both periods was due primarily to the movement of the dollar against the euro. Net revenue in technology services increased 5% and 3% for the third quarter and first nine months, respectively, of fiscal 2007 due primarily to favorable currency impacts and changes in the mix of platforms being serviced, which were partially offset by competitive pricing pressures. During the three and nine months ended July 31, 2007, outsourcing services net revenue grew by 11% from the same periods in fiscal 2006, driven mainly by existing account growth, new business and favorable currency impacts. Net revenue in consulting and integration increased 11% and 10% for the third quarter and first nine months, respectively, of fiscal 2007 compared to the same periods in fiscal 2006, due mainly to acquisitions made since the second quarter of fiscal 2006, favorable currency impacts and positive impacts from one-time customer contract items.

        HPS earnings from operations as a percentage of net revenue for the three months ended July 31, 2007 increased by 0.9 percentage points. The operating margin increase was the result primarily of a decrease in operating expenses as a percentage of net revenue. For the first nine months of fiscal 2007, HPS earnings from operations as a percentage of net revenue increased by 1.9 percentage points. The operating margin increase was the result of a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase for the first nine months of fiscal 2007 was due primarily to a continued focus on cost structure improvements from delivery efficiencies and cost controls, which were partially offset by the continued competitive pricing environment and the ongoing portfolio mix shift from higher-margin proprietary support to lower-margin areas such as IT solution services. For the third quarter and first nine months of fiscal 2007, continued efficiency improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to the prior-year periods. Technology services operating margin for both periods continued to benefit from improved delivery efficiencies and cost controls, which were offset in part by the impact of the ongoing portfolio mix shift from higher margin proprietary support to lower margin areas such as IT solution services. Outsourcing services operating margin increased for both the three and nine months ended July 31, 2007 as compared to the same periods in fiscal 2006, due primarily to improved delivery efficiencies, cost controls and reduced operating expenses, all of which were partially offset by contractual pricing pressure. Consulting and integration operating margin increased slightly for the three and nine months ended July 31, 2007 as compared with the same periods in fiscal 2006 due mainly to more efficient utilization of our consultants and operating expense improvement, which were partially offset by costs related to a recent acquisition.

HP Software

	Three months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$554	$318	74.2%
Earnings from operations	$81	$13	523.1%
Earnings from operations as a % of net revenue	14.6%	4.1%
	Nine months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$1,627	$952	70.9%
Earnings from operations	$170	$25	580.0%
Earnings from operations as a % of net revenue	10.4%	2.6%

        On a constant currency basis, HP Software revenue increased 70% and 66% for the three and nine months, respectively, ended July 31, 2007, as compared to the same periods in fiscal 2006. The favorable currency impact was due primarily to the movement of the dollar against the euro. Excluding the results of Mercury, HP Software's revenue was flat during the third quarter of fiscal 2007 and grew 2% during the first nine months of fiscal 2007. Net revenue associated with the Mercury acquisition was included in the net revenue of OpenView, our management solutions software product line, which increased 124% and 112% for the third quarter and first nine months, respectively, of fiscal 2007, and 14% and 11% in the same respective periods without Mercury. OpenView net revenue growth in both periods was the result of the Mercury acquisition and increases in revenue from support contracts. The growth in revenue from OpenView license contracts also contributed to the net revenue growth for the three months ended July 31, 2007. Net revenue for OpenCall, our telecommunications solutions product line, decreased 29% and 16% for the three and nine months, respectively, ended July 31, 2007. The decrease in OpenCall net revenue for both periods was due primarily to the decline in hardware revenue as a result of a platform shift that resulted in a transfer of the higher growth hardware revenue to ESS. Additionally, OpenCall license revenue decreased in the third quarter of fiscal 2007.

        The operating margin improvements of 10.5 and 7.8 percentage points for the three and nine months, respectively, ended July 31, 2007 as compared to the same periods in fiscal 2006 were the result primarily of an increase in gross margin and, to a lesser degree, a decrease in operating expense as a percentage of net revenue. For both the third quarter and first nine months of fiscal 2007, the improvement in gross margin was a result of a favorable change in revenue mix driven by Mercury licenses and support, which typically have a higher gross margin than the other products in the segment, and to a lesser degree by more effective management of the support costs for OpenView and OpenCall. Operating expense as a percentage of net revenue for the third quarter and first nine months of fiscal 2007 decreased due primarily to cost controls and synergy savings from the Mercury acquisition.

Personal Systems Group

	Three months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$8,894	$6,917	28.6%
Earnings from operations	$519	$275	88.7%
Earnings from operations as a % of net revenue	5.8%	4.0%
	Nine months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$26,276	$21,343	23.1%
Earnings from operations	$1,350	$816	65.4%
Earnings from operations as a % of net revenue	5.1%	3.8%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows:

	Three months ended July 31, 2007	Nine months ended July 31, 2007
	Percentage Points
Notebook PCs	21.4	18.5
Workstations	1.5	1.1
Desktop PCs	5.9	3.3
Handhelds	(0.4)	(0.4)
Other	0.2	0.6

Total PSG	28.6	23.1

        On a constant currency basis, PSG's net revenue increased 24% and 19% for the third quarter and first nine months, respectively, of fiscal 2007, as compared to the same periods in fiscal 2006. The favorable currency impact for both periods was due primarily to the movement of the dollar against the euro. Unit volumes increased by 33% and 27%, respectively, for the third quarter and first nine months of fiscal 2007, as compared to the same periods in fiscal 2006, driving double-digit net revenue growth across all regions. The unit volume increases were the result of strong growth in notebooks, with significant improvements in emerging markets. For the third quarter and first nine months of fiscal 2007, net revenue for notebook PCs increased 54% and 46%, respectively, while net revenue for desktop PCs increased 12% and 6%, respectively, from the prior-year periods. For the third quarter and first nine months of fiscal 2007, net revenue for consumer clients increased 46% and 38%, respectively, while net revenue for commercial clients increased 19% and 13%, respectively, from the prior-year periods. The net revenue increases in Other PSG for the third quarter and first nine months of fiscal 2007 compared to the same periods in the prior year were related primarily to improvements in extended warranty sales. The revenue increases were partially offset by decreases in handhelds revenue for both periods due to declines in the personal digital assistant product market, which were partially offset by our new converged device and travel companion products. The positive revenue impact from the PSG unit volume increase in the third quarter was moderated by ASP declines of 0.4% in consumer client and 6% in commercial client as compared to the prior year. For the first nine months of fiscal 2007, the positive revenue impact from the PSG unit volume increase compared to the first nine months of fiscal 2006 was also moderated by a 2% decline in consumer client ASPs and a 5% decline in commercial client ASPs. ASPs declined in both periods from the prior year as a result of price erosion related to component cost reductions, which were partially offset by increased notebook mix and monitor attach rates.

        PSG earnings from operations as a percentage of net revenue increased by 1.8 percentage points for the third quarter of fiscal 2007 and 1.3 percentage points for the first nine months of fiscal 2007 from the same periods in fiscal 2006 as a result of decreases in operating expenses as a percentage of net revenue coupled with an increase in gross margin for both periods. The increased gross margin for both periods was primarily a result of component cost declines and improvements in supply chain costs per unit, which were partially offset by ASP declines. The operating expense decline as a percentage of net revenue for the third quarter and first nine months of fiscal 2007 was the result primarily of the increased net revenue and continued efforts to improve our cost structure through efficiency measures.

Imaging and Printing Group

	Three months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$6,751	$6,234	8.3%
Earnings from operations	$981	$884	11.0%
Earnings from operations as a % of net revenue	14.5%	14.2%
	Nine months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$20,911	$19,503	7.2%
Earnings from operations	$3,221	$2,898	11.1%
Earnings from operations as a % of net revenue	15.4%	14.9%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows:

	Three months ended July 31, 2007	Nine months ended July 31, 2007
	Percentage Points
Supplies	5.2	5.9
Commercial hardware	1.7	0.9
Consumer hardware	1.4	0.4

Total IPG	8.3	7.2

        On a constant currency basis, IPG's net revenue increased 5% and 4% for the three and nine months, respectively, ended July 31, 2007 from the prior-year comparable periods. The favorable currency impact was due primarily to the movement of the dollar against the euro. The growth in printer supplies net revenue for the third quarter and first nine months of fiscal 2007, as compared to the same periods in the prior year, reflected higher unit volumes of supplies as a result of the continued expansion of printer hardware placements and the strong performance of supplies for color-related products. The year-over-year growth in commercial hardware net revenue for the third quarter and first nine months of fiscal 2007 was attributable mainly to unit volume growth in multifunction printers and revenue from our large format printing products. The increase in consumer hardware net revenue for the third quarter and first nine months of fiscal 2007 was attributable to increased unit volumes, improved average revenue per unit performance and a mix shift from single function products to All-in-Ones, all of which were partially offset by the continued shift in demand to lower priced products and strategic pricing decisions.

        For the three and nine months ended July 31, 2007, IPG earnings from operations as a percentage of net revenue increased by 0.3 and 0.5 percentage points, respectively, as compared to the same periods in fiscal 2006, driven by a decrease in operating expenses as a percentage of net revenue that was partially offset by a decrease in gross margin. Gross margin decreased for both periods due primarily to unfavorable hardware margins, increased costs associated with new product introductions and a change in revenue mix within supplies. Operating expenses as a percentage of net revenue decreased for both periods due primarily to higher prior-year research and development expenses associated with product introduction costs and a seasonal shift in advertising costs, coupled with higher revenue and more effective spending controls.

HP Financial Services

	Three months ended July 31
	2007	2006	% Increase
	In millions
Net revenue	$582	$519	12.1%
Earnings from operations	$39	$35	11.4%
Earnings from operations as a % of net revenue	6.7%	6.7%
	Nine months ended July 31
	2007	2006	% Increase (decrease)
	In millions
Net revenue	$1,679	$1,533	9.5%
Earnings from operations	$107	$112	(4.5)%
Earnings from operations as a % of net revenue	6.4%	7.3%

        For the three and nine months ended July 31, 2007, HPFS net revenue increased by 12% and 10%, respectively, compared to the prior-year comparable periods. The net revenue increase for both periods in fiscal 2007 was due primarily to operating lease growth and higher end-of-lease activity. The revenue increase in the current quarter also resulted from higher used equipment sales.

        Earnings from operations as a percentage of net revenue remained flat for the three months ended July 31, 2007 and decreased 0.9 percentage points for the nine months ended July 31, 2007 as compared to the corresponding prior-year periods. The operating margin decrease for the nine months ended July 31, 2007 resulted primarily from a decrease in gross margin, which was partially offset by a decrease in operating expenses. The gross margin decrease was driven primarily by increased current-year bad debt expenses as a result of a reserve reduction in the corresponding prior-year period, decreased current-year bad debt recoveries and lower margins on used equipment sales. The decrease in operating expenses was due to continued cost controls.

Financing Originations

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
	In millions
Total financing originations	$1,075	$1,002	$3,058	$2,873

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 7% and 6% in the third quarter and first nine months, respectively, of fiscal 2007, compared to the same periods in fiscal 2006. The increase was driven by higher financings associated with HP product sales.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	July 31, 2007	October 31, 2006
	In millions
Portfolio assets(1)	$7,824	$7,345

Allowance for doubtful accounts	81	80
Operating lease equipment reserve	45	42

Total reserve	126	122

Net portfolio assets	$7,698	$7,223

Reserve coverage	1.6%	1.7%
Debt to equity ratio(2)	6.0x	6.0x

(1)
Portfolio assets include gross financing receivables of approximately $5.1 billion at July 31, 2007 and $4.9 billion at October 31, 2006 and net equipment under operating leases of $1.6 billion at

  July 31, 2007 and $1.5 billion at October 31, 2006, as disclosed in Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $500 million at July 31, 2007 and $400 million at October 31, 2006, and intercompany leases of approximately $600 million at July 31, 2007 and $500 million at October 31, 2006, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at July 31, 2007 increased 7% from October 31, 2006. The increase resulted from a high level of financing originations and a favorable currency impact in the first nine months of fiscal 2007.

  Roll-forward of Reserves:

	October 31, 2006	Additions to allowance	Deductions, net of recoveries	July 31, 2007
	In millions
Allowance for doubtful accounts	$80	$15	$(14)	$81
Operating lease equipment reserve	42	8	(5)	45

Total reserve	$122	$23	$(19)	$126

Corporate Investments

	Three months ended July 31
	2007	2006	% Increase (decrease)
	In millions
Net revenue	$220	$155	41.9%
Loss from operations	$(5)	$(33)	(84.8)%
Loss from operations as a % of net revenue	(2.3)%	(21.3)%
	Nine months ended July 31
	2007	2006	% Increase (decrease)
	In millions
Net revenue	$552	$406	36.0%
Loss from operations	$(52)	$(115)	(54.8)%
Loss from operations as a % of net revenue	(9.4)%	(28.3)%

        The majority of the net revenue in Corporate Investments relates to network infrastructure products sold under the brand "ProCurve Networking." For the three and nine months ended July 31, 2007, revenue from network infrastructure products increased 38% and 34%, respectively, compared to the same periods in fiscal 2006, which reflected continued increased sales of enterprise class gigabit Ethernet switch products.

        Corporate Investments' loss from operations for the three and nine months ended July 31, 2007 was due primarily to expenses associated with corporate development, global alliances and HP Labs. The year-over-year decrease in operating losses was driven primarily by higher earnings from operations generated by network infrastructure products.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Nine months ended July 31
	2007	2006
	In millions
Net cash provided by operating activities	$6,006	$8,109
Net cash used in investing activities	(6,250)	(1,906)
Net cash used in financing activities	(3,706)	(4,133)

Net (decrease) increase in cash and cash equivalents	$(3,950)	$2,070

Operating Activities

        Net cash provided by operating activities decreased by approximately $2.1 billion for the nine months ended July 31, 2007 as compared to the corresponding period in fiscal 2006. The decrease was due primarily to higher payments for bonuses earned in fiscal 2006 and paid in the first quarter of fiscal 2007, a year-over-year increase in accounts receivable and a year-over-year decrease in accounts payable. The decrease was offset partially by higher earnings.

Investing Activities

        Net cash used in investing activities increased by $4.3 billion for the nine months ended July 31, 2007 as compared to the corresponding period in fiscal 2006 due primarily to cash paid for acquisitions and higher investments in property, plant and equipment.

Financing Activities

        Net cash used in financing activities decreased by $0.4 billion for the nine months ended July 31, 2007 as compared to the corresponding period in fiscal 2006 due primarily to higher net issuance of our debt and commercial paper, which was partially offset by increased repurchases of our common stock.

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 167 million shares for approximately $7.0 billion in the first nine months of fiscal 2007. We completed share repurchases of approximately 160 million shares for approximately $5.0 billion in the first nine months of fiscal 2006.

        In addition to the above transactions, we entered into an Accelerated Share Repurchase program (the "ASR Program") with a third-party investment bank during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, we purchased 40 million shares of our common stock from a third-party investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). We decreased our shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to us included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of our shares during the averaging period was approximately $90 million less than the Purchase Price. In June 2007, we received approximately 2 million additional shares purchased by the investment bank in the open market with a value approximately equal to that amount. We reduced our shares outstanding upon receipt of those shares.

        In addition to the above transactions, we entered into a prepaid variable share purchase program ("PVSPP") with a third-party investment bank during the first quarter of 2006 and prepaid $1.7 billion in exchange for the right to receive a variable number of shares of our common stock weekly over a one year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. We completed all repurchases under the PVSPP on March 9, 2007. As of that date, we had cumulatively received a total of 53 million shares. We retired all shares repurchased and no longer deem those shares outstanding.

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. On March 15, 2007, our Board of Directors authorized an additional $8.0 billion for future repurchases of our common stock. As of July 31, 2007, we had remaining authorization of approximately $4.8 billion for future share repurchases.

Key Performance Metrics

	July 31, 2007	October 31, 2006
Days of sales outstanding in accounts receivable	42	40
Days of supply in inventory	38	38
Days of purchases outstanding in accounts payable	(55)	(59)

Cash conversion cycle	25	19

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

        The increase in DSO was due primarily to an increased accounts receivable balance as a result of strong shipments towards the end of the current quarter, higher currency impacts from Europe, as well as some extended payment terms and lower cash discount rates for early payments on accounts receivable to certain customers. DOS remained flat compared to the fourth quarter of fiscal 2006. The decrease in DPO was due primarily to a lower accounts payable balance as compared to that at October 31, 2006 resulting from the high purchase activities in the later part of the fourth quarter of fiscal 2006 and an increased cost of goods sold during the third quarter of fiscal 2007 as a result of increased revenue. These changes contributed to the increase in the cash conversion cycle for the third quarter ended July 31, 2007 compared to the fourth quarter ended October 31, 2006.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and the overall cost of capital. Outstanding debt increased to $8.6 billion as of July 31, 2007 as compared to $5.2 billion at October 31, 2006, bearing weighted-average interest rates of 5.2% and 5.1%, respectively. Short-term borrowings increased to $3.7 billion at July 31, 2007 from $2.7 billion at October 31, 2006. The increase in short-term borrowings was due primarily to the net issuance of approximately $2.3 billion of our commercial paper and notes payable and the reclassification from long-term to short-term debts, including $500 million U.S. Dollar Global Notes that will mature in March 2008 and $50 million Series A Medium-Term Notes that will mature in December 2007. The increase was offset partially by the repayment of $1.0 billion Global Notes in December 2006 and $1.0 billion Global Notes in July 2007. During the first nine months of fiscal 2007, we issued $27.0 billion and repaid $24.7 billion of commercial paper.

        The majority of our outstanding debt relates to HPFS. We issue debt in order to finance HPFS and as needed for other purposes. HPFS has a business model that is asset-intensive in nature and therefore is more debt-funded than our other business segments. At July 31, 2007, HPFS had approximately $7.7 billion in net portfolio assets, which included short- and long-term financing receivables and operating lease assets.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At July 31, 2007
	Original amount available
		Used	Available
	In millions
2002 Shelf Registration Statement
Debt, U.S. global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$1,000	$2,000
Euro Medium-Term Notes	3,000	—	3,000
Uncommitted lines of credit	2,400	48	2,352
Commercial paper programs
U.S.	6,000	2,367	3,633
Euro	500	98	402

	$14,900	$3,513	$11,387

        In November 2006, in connection with the Mercury acquisition, we assumed notes issued by Mercury with a face value of $300 million, maturing on July 1, 2007 and bearing interest at a rate of 4.75% per annum (the "Mercury Notes"). As of July 31, 2007, we repurchased or repaid at maturity all of the Mercury Notes.

        In May 2006, we filed a shelf registration statement with the Securities and Exchange Commission (the "SEC") to enable us to offer and sell from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, we issued $1.0 billion in floating rate global notes due May 22, 2009 under this registration statement. We used a portion of the proceeds received from the issuance of those notes to repay our 5.25% Euro Medium-Term Notes due July 2006 at maturity. We used the remainder of the net proceeds for general corporate purposes. In June 2007, we redeemed all outstanding floating rate global notes due May 22, 2009 using incremental borrowings as described below.

        On February 22, 2007, we issued an additional $2.0 billion of global notes under this registration statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum and $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum. We issued the $600 million notes at par and the $900 million notes and $500 million notes at discounts to par at 99.938% and 99.694%, respectively. We used the net proceeds from these note offerings for general corporate purposes, including funding the repurchase of the Mercury Notes as described above and repaying short-term commercial paper that matured during the second quarter of fiscal 2007.

        On June 12, 2007, we issued an additional $2.0 billion of global notes under the 2006 shelf registration statement. The global notes included $1.0 billion of notes due June 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.01% per annum, and $1.0 billion of notes due June 2010 with a floating interest rate equal to the three-month USD LIBOR plus 0.06% per annum. We issued these global notes at par. We used the net proceeds from these offerings for general corporate purposes, including the redemption of the floating rate global notes due May 22, 2009 as described above in June 2007 and the repayment of short-term commercial paper that matured in June and July 2007.

        The securities issuable under the 2002 shelf registration statement include notes with due dates of nine months or more from issuance. The uncommitted lines of credit are available through various foreign subsidiaries. In April 2005, we increased our U.S. commercial paper program to $6.0 billion.

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

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Ratings Services, Moody's Investors Service and Fitch Ratings currently rate our senior unsecured long-term debt A, A2 and A+ and our short-term debt A-1, Prime-1, and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including our credit facility or the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $511 million as of July 31, 2007. We sold approximately $1.7 billion of trade receivables during the first nine months of fiscal 2007. As of July 31, 2007, there was approximately $197 million available under these programs.

Contractual Obligations

        At July 31, 2007, our unconditional purchase obligations are approximately $3.1 billion, compared with $2.8 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

Funding Commitments

        We previously disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2006 that we expected to contribute approximately $120 million to our pension plans, approximately $15 million to cover benefit payments to U.S. non-qualified plan participants and approximately $80 million to cover benefit claims under our post-retirement benefit plans. As of July 31, 2007, we have made approximately $94 million of contributions to non-U.S. pension plans, paid $16 million to cover benefit payments to U.S. non-qualified plan participants, and paid $41 million to cover benefit claims under post-retirement benefit plans. We presently anticipate making additional contributions of between $20 million and $30 million to our pension plans and expect to pay $15 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2007. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

        In conjunction with our announcement to modify our U.S. defined benefit pension plan and our Pre-2003 Retiree Medical Program, we offered eligible affected employees an option to participate in the 2007 EER. We funded the cash expenditures associated with the 2007 EER primarily by using available U.S. pension plan assets. No incremental pension contributions are expected to be made to the pension plan stemming from the 2007 EER.

        We expect to make additional cash outlays associated with our restructuring plans during fiscal 2007. As a result of our approved restructuring plans, we expect future cash expenditures of $235 million, which is recorded on our Consolidated Condensed Balance Sheet at July 31, 2007. We expect to make cash payments of approximately $104 million during the remainder of fiscal 2007 and the majority of the remaining $131 million through 2014.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2007, we are not involved in any material unconsolidated SPEs.

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

        Finally, our results of operations and cash flows could be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing against HP seeking to impose levies upon equipment (such as PCs, multifunction devices and printers) and alleging that the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries that do not yet have levies on these types of devices are expected to extend existing levy scheme, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. If imposed, the amount of copyright levies would depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy and the per unit fee for each type of product, all of which may be affected by several factors, including the outcome of ongoing litigation involving HP and other industry participants and possible action by the legislative bodies in the applicable countries, but could be substantial. Consequently, the ultimate impact of these potential copyright levies or similar fees and the ability of HP to recover such amounts through increased prices, remains uncertain.

Economic uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and constrained IT spending has previously resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. We could experience such economic weakness and reduced spending, particularly in our consumer and financial services businesses, due to increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, access to credit and other macroeconomic factors affecting spending behavior. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, and increases in pension and post-retirement benefit expenses. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and consequently our results of operations, prospects and stock price.

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

        Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. In addition, some areas, including California and parts of the East Coast, Southwest and Midwest of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers. Moreover, the consolidation of all of our worldwide IT data centers into six centers located in the southern United States, when completed, could increase the impact on us of a natural disaster or other business disruption occurring in that geographic area.

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

        Our future operating results may be adversely affected by any conflicts that might arise between our various sales channels, the loss or deterioration of any alliance or distribution arrangement or the loss of retail shelf space. Moreover, some of our wholesale and retail distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Many of our significant distributors operate on narrow product margins and have been negatively affected by business pressures. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with our distribution and retail channel partners. Revenue from indirect sales could suffer, and we could experience disruptions in distribution if our distributors' financial conditions, abilities to borrow funds in the credit markets or operations weaken.

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

  •
  Shortages.    Occasionally we may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of which are also customers), other problems experienced by suppliers or problems faced during the transition to new suppliers. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, IPG and certain of its business units such as printer supplies contribute significantly to our gross margin and profitability. Competition, lawsuits, investigations and other risks affecting IPG, therefore may have a significant impact on our overall gross margin and profitability. Certain segments, and ESS in particular, have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations.

We make estimates and assumptions in connection with the preparation of HP's Consolidated Condensed Financial Statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.

        In connection with the preparation of HP's Consolidated Condensed Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2006 Annual Report on Form 10-K. In addition, as discussed in Note 14 to the Consolidated Condensed Financial Statements, we make certain estimates under the provisions of SFAS No. 5 "Accounting for Contingencies," including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations.

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

        We have adopted restructuring and other cost reduction plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense control programs. These initiatives include:

  •
  A workforce restructuring program and a related U.S. early retirement program announced in July 2005 that we expect to result in the elimination of approximately 14,989 positions by the end of fiscal 2008, approximately 14,936 of which had been eliminated as of July 31, 2007;

  •
  A multi-year plan announced in the third fiscal quarter of 2006 to reduce IT spending by consolidating HP's 85 data centers worldwide into six larger centers located in three U.S. cities;

  •
  A multi-year program announced in the third fiscal quarter of 2006 to reduce real estate costs by consolidating several hundred HP real estate locations worldwide to fewer core sites;

  •
  Modifications to our defined benefit pension plan, our subsidized retiree medical program and our 401(k) plan announced in February 2007 pursuant to which affected employees will cease accruing pension benefits and will, instead, receive an increased 401(k) match effective January 1, 2008; and

  •
  A U.S. early retirement program announced in February 2007 under which 3,080 employees left the company as of May 31, 2007, all of whom have been or we expect will be replaced.

        Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions, including estimates and assumptions regarding the cost of consolidating the data centers and real estate locations, the amount of accelerated depreciation or asset impairment to be incurred when we vacate facilities or cease using equipment before the end of their respective lease term or asset life, the savings associated with the benefit plan changes announced in February 2007, the costs associated with the replacement of employees who retired under the February 2007 early retirement program and the costs and timing of other activities in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

In order to be successful, we must attract, retain and motivate key employees, and failure to do so could seriously harm us.

        In order to be successful, we must attract, retain and motivate executives and other key employees, including those in managerial, technical, sales, marketing and IT support positions. Hiring and retaining qualified executives, engineers, skilled solutions providers in the IT support business and qualified sales representatives are critical to our future, and competition for experienced employees in the IT industry can be intense. The failure to hire executives and key employees or the loss of executives and key employees could have a significant impact on our operations.

Changes to our compensation and benefit programs could adversely affect our ability to attract and retain employees.

        We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. HP began recording charges to earnings for stock-based compensation expense in the first quarter of fiscal 2006 in accordance with Statement of Financial

Accounting Standards No. 123 (revised 2004), "Share-Based Payment." As a result, we began to incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payment awards to employees in the future. Like other companies, HP has reviewed its equity compensation strategy in light of the current regulatory and competitive environment and has reduced the total number of options granted to employees and the number of employees who receive share-based payment awards. Due to this change in our stock-based compensation strategy, combined with the pension and other benefit plan changes undertaken to reduce costs and our increasing reliance on variable pay, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

HP's stock price has historically fluctuated and may continue to fluctuate, which may make future prices of HP's stock difficult to predict.

        HP's stock price, like that of other technology companies, can be volatile. Some of the factors that could affect our stock price are:

  •
  speculation in the press or investment community about, or actual changes in, our business, strategic position, market share, organizational structure, operations, financial condition, financial reporting and results, effectiveness of cost cutting efforts, value or liquidity of our investments, exposure to market volatility, prospects, business combination or investment transactions, or executive team;

  •
  the announcement of new products, services, technological innovations or acquisitions by HP or its competitors; and

  •
  quarterly increases or decreases in revenue, gross margin, earnings or cash flow from operations, changes in estimates by the investment community or guidance provided by HP, and variations between actual and estimated financial results.

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

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, including our current project to consolidate all of our worldwide IT data centers into six centers, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected in the past, and in the future could adversely affect, our financial results, stock price and reputation.

Any failure by us to manage, complete and integrate acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects and may result in financial results that are different than expected.

        As part of our business strategy, we frequently acquire complementary companies or businesses, divest non-core businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete business combination and investment transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks associated with business combination and investment transactions can be more pronounced for larger and more complicated transactions or if multiple transactions are integrated simultaneously. If we fail to identify and complete successfully business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

        We evaluate and enter into significant business combination and investment transactions on an ongoing basis. We may not fully realize all of the anticipated benefits of any business combination and investment transaction, and the timeframe for achieving benefits of a business combination and investment transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these agreements less profitable or unprofitable.

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders, or borrow, affecting our financial condition and potentially our credit ratings. Any prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

We cannot predict the outcome of various regulatory inquiries and stockholder derivative action lawsuits arising out of the processes employed in the investigation into leaks of HP confidential information to members of the media, and we may be named in additional regulatory inquiries and stockholder litigation, all of which could result in significant legal and other expenses.

        The Attorney General of the State of California, the Committee on Energy and Commerce of the U.S. House of Representatives, the U.S. Attorney for the Northern District of California, the Division of Enforcement of the SEC and the U.S. Federal Communications Commission all have conducted inquiries or investigations relating to the processes employed in an investigation into leaks of HP confidential information to members of the media that concluded in May 2006. We have entered into an agreement with the California Attorney General to resolve civil claims relating to the leak investigation. Under the terms of the agreement, which includes an injunction, we have paid a total of $14.5 million and agree to implement and maintain for five years a series of measures designed to ensure that HP's corporate investigations are conducted in accordance with California law and the company's high ethical standards. We also have consented to the entry of an order by the SEC ordering HP to cease and desist from committing or causing violations of the public reporting requirements of the Securities Exchange Act of 1934, as amended. If we fail to implement and maintain the measures required under the agreement with the California Attorney General or if we fail to comply with the SEC cease and desist order, we could be subject to civil or criminal penalties.

        Four stockholder derivative lawsuits also have been filed in California (all of which have been consolidated into a single lawsuit) and two in Delaware (both of which have been consolidated into a single lawsuit) purportedly on behalf of HP stockholders seeking to recover damages and to obtain specified injunctive relief stemming from the activities of the leak investigations. We may in the future also be subject to additional litigation or other proceedings arising in relation to these matters. The period of time necessary to resolve the stockholder lawsuits is uncertain, and the expense of defending and concluding such litigation may be significant. In addition, we may be obligated to indemnify (and advance legal expenses to) former or current directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements, and Delaware law.

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

        We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, such as laws governing the conduct of our facilities and operations with respect to the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. It is our policy to apply strict standards for environmental clean-up to sites outside the United States, even where we are not required to do so under applicable local laws and regulations. Many of our products are subject to various federal, state and international laws governing chemical substances, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims, or our products could be enjoined from entering certain jurisdictions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis. We record a liability for environmental remediation and other environmental costs when we consider the costs to be probable and the amount of the costs can be reasonably estimated. We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead, cadmium and certain other substances that apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation in other countries including China, Japan and Korea. We also could face significant costs and liabilities in connection with product take-back legislation. The EU has enacted the Waste Electrical and Electronic Equipment Directive (the "WEEE Legislation"), which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. We are continuing to evaluate the cumulative impact of, and are taking steps to comply with, the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation legislation and guidance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (May 2007)	14,690,000	$45.58	14,690,000	$6,685,969,432
Month #2 (June 2007)	42,075,537	$45.61	42,075,537	$4,766,815,442
Month #3 (July 2007)	257,820	$44.93	257,820	$4,755,231,305

Total	57,023,357	$45.60	57,023,357

        HP repurchased shares in the third quarter of fiscal 2007 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the third quarter of fiscal 2007, other than shares repurchased under the Accelerated Share Repurchase program (the "ASR Program") discussed below, were purchased in open market transactions.

        HP entered into the ASR Program during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, HP purchased 40 million shares of its common stock from a third-party investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). HP decreased its shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to HP included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of HP shares during the averaging period was approximately $90 million less than the Purchase Price. As a result, in June 2007, HP received approximately 2 million HP shares purchased by the investment bank in the open market with a value approximately equal to that amount. Those shares are included in the total number of shares purchased in June 2007 in the table above. HP reduced its shares outstanding upon receipt of those shares.

        As of July 31, 2007, HP had remaining authorization of approximately $4.8 billion for future share repurchases under the $8.0 billion repurchase authorization approved by the HP Board of Directors on March 15, 2007.

Item 6. Exhibits.

        The Exhibit Index beginning on page 89 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 7, 2007

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Reorganization by and among Hewlett-Packard Company, Heloise Merger Corporation and Compaq Computer Corporation.	8-K	001-04423	2.1	September 4, 2001
2(b)	Agreement and Plan of Merger by and among Hewlett-Packard Company, Mars Landing Corporation and Mercury Interactive Corporation dated as of July 25, 2006.	8-K	001-04423	2.1	July 25, 2006
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective May 17, 2007.	8-K	001-04423	99.2	May 18, 2007
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)
	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001

4(f)	Form of Registrant's 5.50% Global Note due July 1, 2007, and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.3	June 27, 2002
4(g)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(h)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(i)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
4(j)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(k)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(l)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.‡
4(m)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(b)	June 8, 2007
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007

10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006

10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002

10(a)(a)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005

10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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