Form 10-K
period 2007-10-31
HEWLETT PACKARD CO
filed 2007-12-18
CIK 47217

Use these links to rapidly review the document
Table of Contents
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2007
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

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates was $109,938,540,000 based on the last sale price of common stock on April 30, 2007.

        The number of shares of HP common stock outstanding as of November 30, 2007 was 2,573,868,626 shares.

DOCUMENTS INCORPORATED BY REFERENCE DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2007 are incorporated by reference into Part III of this Report.	III

Hewlett-Packard Company

Form 10-K

For the Fiscal Year Ended October 31, 2007

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

PART I

ITEM 1. Business.

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including in the public and education sectors. Our offerings span:

  •
  personal computing and other access devices,

  •
  imaging and printing-related products and services,

  •
  enterprise information technology infrastructure, including enterprise storage and server technology and software that optimizes business technology investments, and

  •
  multi-vendor customer services, including technology support and maintenance, consulting and integration and outsourcing services.

        HP was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware.

HP Products and Services; Segment Information

        During fiscal 2007, our operations were organized into seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS") and Corporate Investments. Given the solution sale approach across our enterprise offerings, and in order to capitalize on up-selling and cross-selling opportunities, ESS, HPS and HP Software are structured beneath a broader

Technology Solutions Group ("TSG"). While TSG is not a business segment, this aggregation provides a supplementary view of our business. In each of the past three fiscal years, industry standard servers, desktops, notebooks and printing supplies each accounted for more than 10% of our consolidated net revenue.

        A summary of our net revenue, earnings from operations and assets for our segments and business units is found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

Technology Solutions Group

        TSG provides servers, storage, software and information technology ("IT") services that enable enterprise and midmarket business customers to better manage their current IT environments and transform IT into a business enabler. TSG products help accelerate growth, minimize risk and reduce costs to optimize the business outcomes of customers' IT investments. Companies around the globe leverage HP's infrastructure solutions to deploy next generation data centers and address business challenges ranging from compliance to business continuity. TSG's modular IT systems and services are primarily standards-based and feature differentiated technologies in areas including power and cooling, unified management, security, virtualization and automation. Each of the three business segments within TSG is described in detail below.

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

        Industry Standard Servers.    Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily Windows®,(1) Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines that include pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. In fiscal 2007, HP's industry standard server business continued to lead the industry in terms of units shipped and factory revenue. HP also has a leadership position in server blades, the fastest-growing segment of the market.

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

HP Services

        HPS provides a portfolio of multi-vendor IT services, including technology services, consulting and integration and outsourcing services. HPS also offers a variety of services tailored to particular industries such as communications, media and entertainment, manufacturing and distribution, financial services, health and life sciences and the public sector, including government services. HPS collaborates with the Enterprise Storage and Servers and HP Software groups, as well as with third-party system integrators and software and networking companies to bring solutions to HP customers. HPS also works with HP's Imaging and Printing Group and Personal Systems Group to provide managed print services, end user workplace services, and mobile workforce productivity solutions to enterprise customers.

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

        Outsourcing Services.    HPS offers a variety of IT management and outsourcing services that support customers' infrastructure, applications, business processes, end user workplace, print environment and business continuity and recovery requirements.

HP Software

        HP Software provides a suite of Business Technology Optimization ("BTO") software solutions, including support, that allow customers to manage and automate their IT infrastructure, operations, applications, IT services and business processes under the OpenView brand. In addition, this segment delivers a suite of comprehensive, carrier-grade software platforms for developing and deploying next-generation voice, data and converged services to network and service providers under the HP OpenCall brand.

        We are focused on extending our enterprise systems management leadership position into application, service management and business process management market segments. During fiscal 2007, we completed the acquisitions of Mercury Interactive Corporation, Bristol Technologies, Inc., SPI Dynamics, Inc. and Opsware Inc., which added transaction monitoring, applications security testing and data center automation capabilities to the BTO portfolio. We expect to continue to make strategic acquisitions as well as undertake internal realignments as we deem appropriate. The portfolio of BTO solutions is designed to enable our customers to reduce their IT costs, and gain better insight to their business and IT operations. This helps our customers align IT resources with their business goals and automate data center operations and IT processes, enabling IT to deliver more value to the business.

Personal Systems Group

        PSG is the leading provider of personal computers ("PCs") in the world based on unit volume shipped and annual revenue. PSG provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for the commercial and consumer markets. We group commercial desktops, commercial notebooks and workstations into commercial clients and consumer desktop and consumer notebooks into consumer clients when describing our performance in these markets. Like the broader PC market, PSG continues to experience a shift toward mobile products such as notebooks. Both commercial and consumer PCs are based predominately on the Windows® operating system and use Intel and AMD processors.

        Commercial PCs.    PSG offers a variety of personal computers optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. These commercial PCs include primarily the HP Compaq business desktops, business notebooks, and Tablet PCs.

        Consumer PCs.    Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktops and notebooks, as well as HP Media Center and Voodoo Gaming PCs, which are targeted at the home user.

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

        Digital Entertainment.    PSG's digital entertainment products are targeted at the intersection of the personal computing and consumer electronics markets and span a range of products and product categories that allow customers to enjoy a broad range of digital entertainment experiences. PSG's digital entertainment products include HD DVD and RW drives and DVD writers; plasma and LCD flat-panel televisions; and the HP Digital Entertainment Center, which allows consumers to access their music, movies, home videos and photos from a single device via remote control.

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

        Digital Photography and Entertainment.    Digital imaging products and services include photo specialty printers, photo kiosks, digital cameras, accessories and online photo services through Snapfish. An important part of IPG's strategy is to provide digital imaging solutions that rival traditional imaging for quality, cost and ease of use so that consumers can manage their digital imaging throughout the home and outside the home. On November 7, 2007, we announced that we were seeking an alternative business model for our HP-branded cameras.

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

HP Financial Services

        HPFS supports and enhances HP's global product and service solutions, providing a broad range of value-added financial life-cycle management services. HPFS enables our worldwide customers to acquire complete IT solutions, including hardware, software and services. The group offers leasing, financing, utility programs and asset recovery services, as well as financial asset management services for large global and enterprise customers. HPFS also provides an array of specialized financial services to SMBs and educational and governmental entities. HPFS offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

Corporate Investments

        Corporate Investments is managed by the Office of Strategy and Technology and includes Hewlett-Packard Laboratories, also known as HP Labs, and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions under the brand ProCurve Networking. Corporate Investments also derives revenue from licensing specific HP technology to third parties.

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

        TSG manages enterprise and public sector customer relationships and also is charged with simplifying sales processes across our segments to improve speed and effectiveness of customer delivery. In this capacity, TSG manages our direct sales for both volume and value products including industry standard servers products, UNIX®, enterprise storage and software and pre-sales technical consultants, as well as our direct distribution activities for commercial products and go-to-market activities with systems integrators and ISVs. TSG also drives HP's vertical sales and marketing approach in the communication, media and entertainment, financial services, manufacturing and distribution and public sector industries.

        PSG manages SMB customer relationships and commercial reseller channels, due largely to the significant volume of commercial PCs that HP sells through these channels. In addition to commercial channel relationships, the volume direct organization, which is charged with the management of direct sales for volume products, is hosted within PSG.

        IPG manages HP's overall consumer-related sales and marketing activities, including our annual consumer product launch for the back-to-school and holiday seasons. IPG also manages consumer channel relationships with third-party retail locations for imaging and printing products, as well as other consumer products, including consumer PCs, which provides for a bundled sale opportunity between PCs and IPG products. In addition, IPG manages direct consumer sales online through HP Home & Home Office.

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

        We utilize two primary methods of fulfilling demand for products: building products to order and configuring products to order. We employ building products to order capabilities to maximize manufacturing efficiencies by producing high volumes of basic product configurations. Configuring products to order permits configuration of units to the particular hardware and software customization requirements of certain customers. Our inventory management and distribution practices in both building products to order and configuring products to order seek to minimize inventory holding periods by taking delivery of the inventory and manufacturing immediately prior to the sale or distribution of products to our customers.

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines, LaserJet supplies and parts for products with short life cycles (although some of these sources have operations in multiple locations). We are dependent upon Intel as a supplier of processors and Microsoft for various software products. However, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. We also have a valued relationship with AMD, and we have continued to see solid acceptance of AMD processors in the market during fiscal 2007.

        Like other participants in the high technology industry, we ordinarily acquire materials and components through a combination of blanket and scheduled purchase orders to support our requirements for periods averaging 90 to 120 days. From time to time, we experience significant price volatility and supply constraints of certain components that are not available from multiple sources. Frequently, we are able to obtain scarce components for somewhat higher prices on the open market, which may have an impact on gross margin but does not disrupt production. On occasion, we acquire component inventory in anticipation of supply constraints or enter into longer-term pricing commitments with vendors to improve the priority, price and availability of supply. See "Risk Factors—We depend on third-party suppliers, and our revenue and gross margin could suffer if we fail to manage supplier issues properly," in Item 1A, which is incorporated herein by reference.

International

        Our products and services are available worldwide. We believe this geographic diversity allows us to meet demand on a worldwide basis for both consumer and enterprise customers, draws on business and technical expertise from a worldwide workforce, provides stability to our operations, allows us to drive economies of scale, provides revenue streams to offset geographic economic trends and offers us an opportunity to access new markets for maturing products. In addition, we believe that future growth is dependent in part on our ability to develop products and sales models that target developing countries. In this regard, we believe that our broad geographic presence gives us a solid base upon which to build such future growth.

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 67% of our overall net revenue in fiscal 2007 came from outside the United States. The substantial majority of our net revenue originating outside the United States was from customers other than foreign governments.

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

        Expenditures for research and development were $3.6 billion in each of fiscal years 2007 and 2006 and $3.5 billion in fiscal 2005. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. At October 31, 2007, our worldwide patent portfolio included over 31,000 patents, which was slightly above the number of patents in our patent portfolio at the end of both fiscal 2006 and fiscal 2005.

        Patents generally have a term of twenty years from the time they are filed. As our patent portfolio has been built over time, the remaining terms on the individual patents vary. While we believe that our patents and applications are important for maintaining the competitive differentiation of our products and maximizing our return on research and development investments, no single patent is in itself essential to us as a whole or any of our principal business segments.

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

Seasonality

        General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products experience weak economic conditions that may negatively affect sales. We experience some seasonal trends in the sale of our products and services. For example, European sales often are weaker in the summer months and consumer sales often are stronger in the fourth calendar quarter. Demand during the spring and early summer months also may be adversely impacted by market anticipation of seasonal trends. See "Risk Factors—Our sales cycle makes planning and inventory management difficult and future financial results less predictable," in Item 1A, which is incorporated herein by reference.

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

        The competitive environments in which each segment operates are described below:

        Enterprise Storage and Servers.    The areas in which ESS operates are intensely competitive and are characterized by rapid and ongoing technological innovation and price reductions. Our competitors range from broad solutions providers such as International Business Machines Corporation ("IBM") to more focused competitors such as EMC Corporation and Network Appliance, Inc. in storage, Dell, Inc. ("Dell") in industry standard servers, and Sun Microsystems, Inc. in both industry standard and UNIX®-based servers. We believe that our important competitive advantages in this segment include the six technology components of our adaptive infrastructure initiatives: IT systems, power and cooling, security, management, virtualization and automation. We believe that our competitive advantages also include our global reach and our significant intellectual property portfolio and research and development capabilities, which will contribute to further enhancements of our product offerings and our ability to cross sell our portfolio and leverage scale advantages in everything from brand to procurement leverage.

        HP Services.    HPS competes in IT support services, consulting and integration and outsourcing services. The IT support services and consulting and integration markets have been under significant pressure as our customers have reduced their IT budgets. However, this trend has benefited the outsourcing services business as customers look at reducing IT management costs to enable more strategic investments. Our competitors include IBM Global Services, systems integration firms such as Accenture Ltd., outsourcing firms such as Electronic Data Systems Corporation, and offshore companies. We also compete with other traditional hardware providers, such as Dell, which are increasingly offering services to support their products. Many of our competitors are able to offer a wide range of global services, and some of our competitors enjoy significant brand recognition. HPS teams with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages are evident in our deep technology expertise, which includes multi-vendor environments, virtualization and automation, our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources in SAP, Oracle and Microsoft platforms.

        HP Software.    Our software competitors include companies focused on providing software solutions for IT management, such as BMC Software Inc, CA Inc., and IBM Tivoli Software.

        Personal Systems Group.    The areas in which PSG operates are intensely competitive and are characterized by rapid price reductions and inventory depreciation. Our primary competitors for the branded personal computers are Dell, Acer Inc, Apple Inc., Lenovo Group Limited and Toshiba Corporation. In particular regions, we also experience competition from local companies and from generically-branded or "white box" manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities, our brand and procurement leverage, our ability to cross sell our portfolio of offerings, our extensive service and support offerings and the availability of our broad-based distribution of products from retail and commercial channels to direct sales.

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

Environment

        Some of our operations use substances regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. Many of our products are subject to various federal, state, local and international laws governing chemical substances in products, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party damage or personal injury claims, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead, cadmium and certain other substances that apply to specified electronics products put on the market in the European Union (the "EU") as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation in China, the labeling provisions of which went into effect March 1, 2007. We also could face significant costs and liabilities in connection with product take-back legislation. The EU has enacted the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). Producers participating in the market became financially responsible for implementing their responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain EU member states was delayed into 2006 and 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. It is our policy to apply strict standards for environmental protection to sites inside and outside the United States, even if we are not subject to regulations imposed by local governments. The liability for environmental remediation and other environmental costs is accrued when HP considers it probable and can reasonably estimate the costs. Environmental costs and accruals are presently not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

Executive Officers:

Mark V. Hurd; age 50; Chairman, Chief Executive Officer and President

        Mr. Hurd has served as Chairman of HP since September 2006 and as Chief Executive Officer, President and a member of the Board since April 2005. Prior to that, he served as Chief Executive Officer of NCR Corporation, a technology company, from March 2003 to March 2005 and as President from July 2001 to March 2005. From September 2002 to March 2003, Mr. Hurd was the Chief Operating Officer of NCR, and from July 2000 until March 2003 he was Chief Operating Officer of NCR's Teradata data-warehousing division.

R. Todd Bradley; age 49; Executive Vice President, Personal Systems Group

        Mr. Bradley was elected Executive Vice President in June 2005. From October 2003 to June 2005, he served as the Chief Executive Officer of palmOne Inc., a mobile computing company. Mr. Bradley also served as President and Chief Operating Officer of palmOne from May 2002 until October 2003 and as Executive Vice President and Chief Operating Officer from June 2001 to May 2002.

Charles N. Charnas; age 49; Vice President, Deputy General Counsel and Assistant Secretary

        Mr. Charnas was elected Assistant Secretary in 1999. He was appointed a Vice President and Deputy General Counsel in 2002. Since 1999, he has headed the Corporate, Securities and Mergers and Acquisitions Section of HP's worldwide legal department. From September 2006 until February 2007, Mr. Charnas also served as Acting General Counsel of HP. Mr. Charnas is not an executive officer for purposes of Section 16 of the Securities Exchange Act of 1934.

Jon E. Flaxman; age 50; Executive Vice President and Chief Administrative Officer

        Mr. Flaxman has served as Executive Vice President and Chief Administrative Officer of HP since March 2007. Mr. Flaxman served as Senior Vice President and Controller from 2002 until March 2007, and as Principal Accounting Officer from February 2005 until March 2007.

Michael J. Holston; age 45; Executive Vice President, General Counsel and Secretary

        Mr. Holston has served as Executive Vice President and General Counsel since February 2007 and as Secretary since March 2007. Prior to that, he was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, where, among other clients, he supported HP as external counsel on a variety of litigation and regulatory matters for more than ten years.

Vyomesh Joshi; age 53; Executive Vice President, Imaging and Printing Group

        Mr. Joshi was elected Executive Vice President in 2002 after serving as Vice President since January 2001. He became President of the Imaging and Printing Group in February 2001. Mr. Joshi also served as Chairman of Phogenix Imaging LLC, a joint venture between HP and Kodak, from 2000 until May 2003, when Phogenix was dissolved. Mr. Joshi also is a director of Yahoo! Inc.

Catherine A. Lesjak; age 48; Executive Vice President and Chief Financial Officer

        Ms. Lesjak has served as Executive Vice President and Chief Financial Officer since January 2007. She served as Senior Vice President from 2003 until December 2006 and as Treasurer from 2003 until March 2007. From May 2002 to July 2003, she was Vice President of Finance for Enterprise Marketing and Solutions and Vice President of Finance for the Software Global Business Unit.

Ann M. Livermore; age 49; Executive Vice President, Technology Solutions Group

        Ms. Livermore was elected Executive Vice President in 2002 after serving as Vice President since 1995. Since May 2004, she has led the Technology Solutions Group. In April 2001, she became President of HP Services. Ms. Livermore also is a director of United Parcel Service, Inc.

John N. McMullen; age 49; Senior Vice President and Treasurer

        Mr. McMullen has served as Senior Vice President and Treasurer since March 2007. Previously, he served as Vice President of Finance for HP's Imaging and Printing Group since May 2002.

Randall D. Mott; age 51; Executive Vice President and Chief Information Officer

        Mr. Mott was elected Executive Vice President and Chief Information Officer in July 2005. From 2000 to June 2005, Mr. Mott was Senior Vice President and Chief Information Officer of Dell, Inc., a technology company.

James T. Murrin; age 47; Senior Vice President, Controller and Principal Accounting Officer

        Mr. Murrin has served as Senior Vice President, Controller and Principal Accounting Officer since March 2007. Previously, he served as Vice President of Finance for the Technology Solutions Group since 2004. Prior to that, Mr. Murrin was Vice President of Finance for HP Services and held various other finance positions at HP since joining the company in 1989.

Marcela Perez de Alonso; age 53; Executive Vice President, Human Resources

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

Shane V. Robison; age 54; Executive Vice President and Chief Strategy and Technology Officer

        Mr. Robison has served as Executive Vice President and Chief Strategy and Technology Officer since May 2002. He was elected Senior Vice President in 2002 in connection with the Compaq acquisition. Prior to joining HP, Mr. Robison served as Senior Vice President, Technology and Chief Technology Officer at Compaq from 2000 to May 2002.

Employees

        We had approximately 172,000 employees worldwide as of October 31, 2007.

Available Information and Exchange Certifications

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at http://www.hp.com/investor/home, as soon as reasonably practicable after HP electronically files such reports with, or furnishes those reports to, the Securities and Exchange Commission. HP's Corporate Governance Guidelines, Board of Directors committee charters (including the charters of the Audit Committee, HR and Compensation Committee, and Nominating and Governance Committee) and code of ethics entitled "Standards of Business Conduct" also are available at that same location on our website. Stockholders may request free copies of these documents from:

Hewlett-Packard Company
Attention: Investor Relations
3000 Hanover Street
Palo Alto, CA 94304
(866) GET-HPQ1 or (866) 438-4771
http://www.hp.com/investor/informationrequest

        We submitted the certification of the CEO of HP required by Section 303A.12(a) of the New York Stock Exchange "NYSE" Listed Company Manual, relating to HP's compliance with the NYSE's corporate governance listing standards, to the NYSE on March 19, 2007 with no qualifications.

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

        Finally, our results of operations and cash flows could be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing against HP seeking to impose levies upon equipment (such as PCs, multifunction devices and printers) and alleging that the copyright owners are entitled to compensation because these devices enable reproducing copyrighted content. Other countries that do not yet have levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. If imposed, the amount of copyright levies would depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy and the per unit fee for each type of product, all of which may be affected by several factors, including the outcome of ongoing litigation involving HP and other industry participants and possible action by the legislative bodies in the applicable countries, but could be substantial. Consequently, the ultimate impact of these potential copyright levies or similar fees and the ability of HP to recover such amounts through increased prices, remains uncertain.

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

        Sales outside the United States make up approximately 67% of our net revenue. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

        As approximately 67% of our sales are from countries outside of the United States, other currencies, particularly the euro and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

We depend on third-party suppliers, and our revenue and gross margin could suffer if we fail to manage suppliers properly.

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

  •
  Shortages. Occasionally we may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of which are also customers), other problems experienced by suppliers or problems faced during the transition to new suppliers. In particular, our PC business relies heavily upon Contract Manufacturers ("CMs") and Original Design Manufacturers ("ODMs") to manufacture its products and is therefore dependent upon the continuing operations of those CMs and ODMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these CMs and ODMs, and any changes to the nature or volume of business transacted by HP with a particular CM or ODM could adversely affect the operations and financial condition of the CM or ODM and lead to shortages or delays in receiving products from that CM or ODM. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

  •
  Contractual terms. As a result of binding price or purchase commitments with vendors, we may be obligated to purchase supplies or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase supplies or services for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, and our gross margin could suffer. In addition, many of our competitors obtain products or components from the same CMs, ODMs and suppliers that we utilize. Our competitors may obtain better pricing and other terms and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain CMs, ODMs and suppliers could be limited. The practice employed by our PC business of purchasing product components and transferring those components to its CMs and ODMs may create large supplier receivables with the CMs and ODMs that, depending on the financial condition of the CMs and ODMs, may have a risk of uncollectibility. In addition, certain of our CMs, ODMs and suppliers may decide in the future to discontinue conducting business with us. Any of these actions by our competitors, CMs, ODMs or suppliers could adversely affect our future operating results and financial condition.

  •
  Contingent workers. We also rely on third-party suppliers for the provision of contingent workers, and our failure to manage our use of such workers effectively could adversely affect our results of operations. We have been exposed to various legal claims relating to the status of contingent workers in the past and could face similar claims in the future. We may be subject to shortages, oversupply or fixed contractual terms relating to contingent workers, as described above. Our ability to manage the size of, and costs associated with, the contingent workforce may be subject to additional constraints imposed by local laws.

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

        Our contracts with our customers may include unique and specialized performance requirements. In particular, our contracts with federal, state, provincial and local governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with the specific provisions in our customer contracts or any violation of government contracting regulations could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments and, in the case of our government contracts, fines and suspension from future government contracting. In addition, we are currently, and in the future may be, subject to qui tam litigation brought by private individuals on behalf of the government relating to our government contracts, which could include claims for up to treble damages. Further, any negative publicity related to our customer contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If our customer contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, we could suffer a material reduction in expected revenue.

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

We make estimates and assumptions in connection with the preparation of HP's Consolidated Financial Statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.

        In connection with the preparation of HP's Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note 17 to the Consolidated Financial Statements, we make certain estimates under the provisions of SFAS No. 5 "Accounting for Contingencies," including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations.

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

        We have adopted restructuring and other cost reduction plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense control programs. These initiatives include:

  •
  A workforce restructuring program and a related U.S. early retirement program announced in July 2005 that we expect to result in the elimination of approximately 14,985 positions by the end of fiscal 2008;

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

        We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. HP began recording charges to earnings for stock-based compensation expense in the first quarter of fiscal 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." As a result, we began to incur increased compensation costs associated with our stock-based compensation programs. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payment awards to employees in the future. Like other companies, HP has reviewed its equity compensation strategy in light of the current regulatory and competitive environment and has reduced the total number of share-based payment awards granted to employees and the number of employees who receive share-based payment awards. Due to this change in our stock-based compensation strategy, combined with the pension and other benefit plan changes undertaken to reduce costs and our increasing reliance on variable pay, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

        The Attorney General of the State of California, the Committee on Energy and Commerce of the U.S. House of Representatives, the U.S. Attorney for the Northern District of California, the Division of Enforcement of the SEC and the U.S. Federal Communications Commission all have conducted inquiries or investigations relating to the processes employed in an investigation into leaks of HP confidential information to members of the media that concluded in May 2006. We have entered into an agreement with the California Attorney General to resolve civil claims relating to the leak investigation. Under the terms of the agreement, which includes an injunction, we have paid a total of $14.5 million and agreed to implement and maintain for five years a series of measures designed to ensure that HP's corporate investigations are conducted in accordance with California law and the company's high ethical standards. We also have consented to the entry of an order by the SEC ordering HP to cease and desist from committing or causing violations of the public reporting requirements of the Securities Exchange Act of 1934, as amended. If we fail to implement and maintain the measures required under the agreement with the California Attorney General or if we fail to comply with the SEC cease and desist order, we could be subject to civil or criminal penalties.

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

ITEM 1B. Unresolved Staff Comments.

        Not applicable.

ITEM 2. Properties.

        As of October 31, 2007, we owned or leased a total of approximately 62 million square feet of space worldwide. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

        As of October 31, 2007, our sales and support operations occupied approximately 12 million square feet. We own 42% of the space used for sales and support activities and lease the remaining 58%.

        Our manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 50 million square feet. We own 57% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 43%. Our plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. At the end of fiscal 2007, we were productively utilizing the majority of the space in our facilities, while executing our previously announced plans to consolidate our 85 data centers into six larger centers and to reduce our real estate costs and increase our productive utilization by consolidating several hundred real estate locations worldwide to fewer core sites over the next three years.

        As indicated above, we have seven business segments: ESS, HPS, HP Software, PSG, IPG, HPFS, and Corporate Investments. Because of the interrelation of these segments, a majority of these segments use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments.

Principal Executive Offices

        Our principal executive offices, including our global headquarters, are located at 3000 Hanover Street, Palo Alto, California, United States of America.

Headquarters of Geographic Operations

        The locations of our headquarters of geographic operations at October 31, 2007 were as follows:

Americas	Europe, Middle East, Africa	Asia Pacific, including Japan
Houston, Texas	Geneva, Switzerland	Singapore

Product Development and Manufacturing

        The locations of our major product development and manufacturing facilities and HP Labs at October 31, 2007 were as follows:

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories
Cupertino, Fremont, Palo Alto, Roseville, San Diego and Woodland, California	Herrenberg, Germany Dublin, Ireland	Palo Alto, California Beijing, China
Fort Collins and Colorado Springs, Colorado	Rehovot and Netanya, Israel	Bangalore, India
Boise, Idaho	Amersfoort, The Netherlands	Haifa, Israel
Indianapolis, Indiana	Barcelona, Spain	Tokyo, Japan
Andover and Marlboro, Massachusetts	Erskine, United Kingdom	Bristol, United Kingdom
Nashua, New Hampshire	Asia Pacific, including Japan
Corvallis, Oregon	Shanghai, China
Memphis, Tennessee	Bangalore, India
Houston, Texas	Pantangar, India
Sandston, Virginia	Akishima, Japan
Vancouver, Washington	Singapore
Aguadilla, Puerto Rico

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have paid cash dividends each fiscal year since 1965. The current rate is $0.08 per share per quarter. As of November 30, 2007, there were approximately 142,000 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during fiscal 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (August 2007)	24,543,000	$47.40	24,543,000	$3,591,773,284
Month #2 (September 2007)	12,945,679	$49.49	12,945,679	$2,951,106,386
Month #3 (October 2007)	4,600,000	$51.39	4,600,000	$2,714,725,466

Total	42,088,679	$48.48	42,088,679

        HP repurchased shares in the fourth quarter of fiscal 2007 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the fourth quarter of fiscal 2007 were purchased in open market transactions.

        As of October 31, 2007, HP had remaining authorization of approximately $2.7 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on March 15, 2007.

        On November 19, 2007, HP's Board of Directors authorized an additional $8.0 billion for future repurchases of HP's outstanding shares of common stock.

Stock Performance Graph and Cumulative Total Return

        The graph below shows the cumulative total stockholder return assuming the investment of $100 on the date specified (and the reinvestment of dividends thereafter) in each of HP common stock, the S&P 500 Index, and the S&P Information Technology Index.(1) The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	10/02	10/03	10/04	10/05	10/06	10/07
Hewlett-Packard Company	100.00	143.60	121.96	185.85	259.34	348.52
S&P 500	100.00	120.80	132.18	143.71	167.19	191.54
S&P Information Technology	100.00	141.21	140.00	147.59	162.26	205.90

(1)
The stock performance graph does not include HP's peer group because peer group information is represented and included in the S&P Information Technology Index.

ITEM 6. Selected Financial Data.

        The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K, which are incorporated herein by reference, in order to understand further the factors that may affect the comparability of the financial data presented below.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31,
	2007	2006	2005	2004	2003
	In millions, except per share amounts
Net revenue	$104,286	$91,658	$86,696	$79,905	$73,061
Earnings from operations(1)	$8,719	$6,560	$3,473	$4,227	$2,896
Net earnings	$7,264	$6,198	$2,398	$3,497	$2,539
Net earnings per share
Basic	$2.76	$2.23	$0.83	$1.16	$0.83
Diluted	$2.68	$2.18	$0.82	$1.15	$0.83
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.32	$0.32
At year-end:
Total assets	$88,699	$81,981	$77,317	$76,138	$74,716
Long-term debt	$4,997	$2,490	$3,392	$4,623	$6,494

(1)
Earnings from operations include the following items:

	2007	2006	2005	2004	2003
	In millions
Amortization of purchased intangible assets	$783	$604	$622	$603	$563
Stock-based compensation expense	629	536	104	48	45
Restructuring charges	387	158	1,684	114	800
In-process research and development charges	190	52	2	37	1
Pension curtailments and pension settlements, net	(517)	—	(199)	—	—
Acquisition-related charges	—	—	—	54	280

Total charges before taxes	$1,472	$1,350	$2,213	$856	$1,689

Total charges, net of taxes	$1,137	$970	$1,583	$604	$1,157

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

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs"), and large enterprises, including in the public and education sectors. Our offerings span:

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

  •
  We are reinvesting a portion of the cost savings from these initiatives by expanding our sales force and aligning our resources in order to build our market share in emerging markets while expanding our coverage to drive growth in mature markets;

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

        We continue to grow our business organically and through strategic acquisitions. During fiscal 2007, we acquired ten companies, among which the two largest were Mercury Interactive Corporation ("Mercury") and Opsware Inc., and we expect to continue to make strategic acquisitions periodically in the future.

        In February 2007, we announced our decision to modify our U.S. defined benefit pension plan for the remaining number of U.S. employees still accruing benefits under the program. Effective January 1, 2008, these employees will cease accruing pension benefits and will, instead, receive an increased 401(k) match to 6 percent from 4 percent of eligible earnings. The final pension benefit amount will be calculated based on pay and service through December 31, 2007. In addition, future eligibility for the Pre-2003 HP Retiree Medical Program was limited to those employees who were within five years of satisfying the program's eligibility criteria on June 30, 2007. These actions reduced our U.S. defined benefit and post-retirement plan obligations, and, as a result, we recorded a one-time curtailment gain of $542 million in fiscal 2007. In conjunction with this announcement, we provided eligible affected employees with the opportunity to participate in a 2007 U.S. Enhanced Early Retirement program (the "2007 EER") and recorded a restructuring charge of $354 million during fiscal 2007. A total of 3,080 employees participated in the 2007 EER, including 595 persons who had been included in previous restructuring programs or who voluntarily left the company since November 30, 2006. All employees who participated in the 2007 EER left the company by May 31, 2007. For more information, see Notes 8 and 15 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

        In terms of how our execution has translated into financial performance, the following provides an overview of our key fiscal 2007 financial metrics:

		TSG
	HP Consolidated	ESS	HPS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Net revenue	$104,286	$18,769	$16,646	$2,325	$37,740	$36,409	$28,465	$2,336
Year-over-year net revenue % increase	13.8%	8.4%	6.6%	78.7%	10.3%	24.8%	6.3%	12.4%
Earnings from operations	$8,719	$1,980	$1,829	$347	$4,156	$1,939	$4,315	$155
Earnings from operations as a % of net revenue	8.4%	10.5%	11.0%	14.9%	11.0%	5.3%	15.2%	6.6%
Net earnings	$7,264
Net earnings per share
Basic	$2.76
Diluted	$2.68

        Cash and cash equivalents at October 31, 2007 totaled $11.3 billion, a decrease of $5.1 billion from the October 31, 2006 balance of $16.4 billion. The decrease for fiscal 2007 was related primarily to $10.9 billion paid to repurchase our common stock, $6.8 billion of net cash paid for business acquisitions and $2.5 billion net investments in property, plant and equipment, all of which were partially offset by $9.6 billion in cash provided from operations, $3.1 billion in proceeds from the issuance of our common stock under employee stock plans and a $2.6 billion net increase in our debt and commercial paper.

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

Revenue Recognition

        We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the delivered elements have standalone value, fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. Changes in the allocation of the sales price between elements might impact the timing of revenue recognition but would not change the total revenue recognized on the contract.

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

Stock-Based Compensation Expense

        Effective November 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective transition method, and therefore have not restated prior periods' results. Under this method, we recognize stock-based compensation expense for all share-based payment awards granted after November 1, 2005 and granted prior to but not yet vested as of November 1, 2005, in accordance with SFAS 123R. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility in fiscal years 2007, 2006 and 2005 was based on a market-based implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Financial Statements in Item 8 for a further discussion on stock-based compensation.

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

Allowance for Doubtful Accounts

        We determine our allowance for doubtful accounts using a combination of factors to ensure that we have not overstated our trade and financing receivables balances due to uncollectibility. We maintain an allowance for doubtful accounts for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, and the financial condition of customers. Also, we record specific provisions for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, we would further adjust our estimates of the recoverability of receivables either upward or downward. The annual provision for doubtful accounts has averaged approximately 0.01% of net revenue over the last three fiscal years. Using our third-party credit risk model at October 31, 2007, a 50-basis-point deterioration in the weighted-average default probabilities of our significant customers would have resulted in an approximately $84 million increase to our trade allowance at the end of fiscal year 2007.

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

        Our annual goodwill impairment analysis, which we performed during the fourth quarter of fiscal 2007, did not result in an impairment charge. The excess of fair value over carrying value for each of HP's reporting units as of August 1, 2007, the annual testing date, ranged from approximately $520 million to approximately $46 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $360 million to approximately $41 billion for each of HP's reporting units.

Warranty Provision

        We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation upon warranty terms, ongoing product failure rates, repair costs, product call rates, average cost per call, and current period product shipments. If actual product failure rates, repair rates, service delivery costs or post-sales support costs differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally range from

90 days to three years parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty provision has averaged approximately 3.4% of annual net product revenue, while actual annual warranty costs have averaged approximately 3.2% of annual net product revenue.

Retirement Benefits

        Our pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Our major assumptions relate primarily to discount rates, salary growth, long-term return on plan assets and medical cost trend rates. We base the discount rate assumption on current investment yields of high quality fixed income investments during the retirement benefits maturity period. The salary growth assumptions reflect our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management's expectation of the future economic environment, as well as target asset allocations. In the beginning of fiscal 2008, we implemented a liability-driven investment strategy for the U.S. defined benefit pension plan, which will be frozen by December 31, 2007 and is currently overfunded. As part of the strategy, we have transitioned our equity allocation to predominantly fixed income assets. The expected return on the plan assets, used in calculating the net benefit cost, has been reduced from 8.3% to 6.3% for fiscal 2008 to reflect the changes in our asset allocation policy. Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

        Our major assumptions vary by plan and the weighted-average rates used are set forth in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the same direction over the last several years. For fiscal 2007, changes in the weighted-average rates would have had the following impact on our net periodic benefit cost:

  •
  A decrease of 25 basis points in the long-term rate of return would have increased our net benefit cost by approximately $33 million;

  •
  A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $51 million; and

  •
  An increase of 25 basis points in the future compensation rate would have increased our net benefit cost by approximately $21 million.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by us in the first quarter of fiscal 2008. The cumulative effects of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1").

FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore will be adopted by us in the first quarter of fiscal 2008. While we are still evaluating the impact of adoption of FIN 48 and FSP FIN 48-1 on our consolidated financial statements, we estimate that the adoption of FIN 48 and FSP FIN 48-1 will result in a net increase to retained earnings in the range of $500 million to $900 million. This estimate is subject to revision as management completes its analysis.

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

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which we adopted during fiscal 2007. See Note 15 to the Consolidated Financial Statements in Item 8 for the effect of applying this provision on the consolidated financial statements. SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of SFAS 158 effective October 31, 2009.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

        In June 2007, the FASB also ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by us in the first quarter of fiscal 2009. We do not expect the adoption of EITF 07-3 to have a material effect on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

        In addition to the SFAS 158 adoption mentioned above, we adopted the following accounting standards in fiscal 2007, none of which had a material effect on our consolidated results of operations during such period or financial condition at the end of such period:

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

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows for the following fiscal years ended October 31:

	2007		2006(2)		2005(2)
	In millions
Net revenue	$104,286	100.0%	$91,658	100.0%	$86,696	100.0%
Cost of sales(1)	78,887	75.6%	69,427	75.7%	66,440	76.6%

Gross profit	25,399	24.4%	22,231	24.3%	20,256	23.4%
Research and development	3,611	3.5%	3,591	3.9%	3,490	4.0%
Selling, general and administrative	12,226	11.7%	11,266	12.3%	11,184	13.0%
Amortization of purchased intangible assets	783	0.7%	604	0.7%	622	0.7%
In-process research and development charges	190	0.2%	52	—	2	—
Restructuring charges	387	0.4%	158	0.2%	1,684	1.9%
Pension curtailments and pension settlements, net	(517)	(0.5)%	—	—	(199)	(0.2)%

Earnings from operations	8,719	8.4%	6,560	7.2%	3,473	4.0%
Interest and other, net	444	0.4%	606	0.6%	83	0.1%
Gains (losses) on investments	14	—	25	—	(13)	—

Earnings before taxes	9,177	8.8%	7,191	7.8%	3,543	4.1%
Provision for taxes	1,913	1.8%	993	1.0%	1,145	1.3%

Net earnings	$7,264	7.0%	$6,198	6.8%	$2,398	2.8%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Net Revenue

        The components of weighted-average net revenue growth as compared to prior-year periods were as follows for the following fiscal years ended October 31:

	2007	2006
	Percentage points
Personal Systems Group	7.9	2.8
Imaging and Printing Group	1.8	1.9
Enterprise Storage and Servers	1.6	0.7
HP Software	1.1	0.3
HP Services	1.1	0.1
HP Financial Services	0.3	(0.1)
Corporate Investments/Other	—	—

Total HP	13.8	5.7

        In fiscal 2007, HP net revenue increased approximately 14% from the prior year period (10% on a constant currency basis). The favorable currency impact for fiscal 2007 was due primarily to the movement of the dollar against the euro. U.S. net revenue was $34.8 billion for fiscal 2007, an increase of 8% from the prior year, while international net revenue increased 17% to $69.5 billion.

        PSG had double-digit net revenue growth across all regions as a result of overall unit volume increases of 28%. The unit volume increases resulted from strong growth in notebooks with significant improvements in emerging markets. The impact of these increases was partially offset by declines in average selling prices ("ASPs") in commercial and consumer clients of 5% and 1%, respectively. IPG net revenue growth in fiscal 2007 was due mainly to increased unit volumes of printer supplies resulting from the continued expansion of printer hardware placements and the strong performance of supplies for color-related products. ESS net revenue growth during fiscal 2007 was the result primarily of strong blade revenue and unit growth in our industry standard servers business, increased option attach rates in our ProLiant server line, continued strong performance in mid-range EVA products, growth in commercial storage area networks and revenue increases from our Integrity servers. The ESS growth was partially moderated by the revenue declines in our tape business, high-end arrays and our PA-RISC and Alpha server product lines during fiscal 2007. The net revenue growth in HP Software during fiscal 2007 was due primarily to growth in our OpenView business as a result of the Mercury acquisition and increases in revenue from license and support contracts. HPS net revenue during fiscal 2007 increased due primarily to favorable currency impacts, revenue increases in outsourcing services driven by existing accounts growth and new business, and revenue increases in consulting and integration associated with acquisitions made in fiscal 2007. The HPFS net revenue increase during fiscal 2007 was due primarily to operating lease growth and higher end-of-lease activity.

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

        PSG net revenue increased across all regions as a result of a 15% volume increase. The volume increase resulted from strong growth in consumer and commercial markets and significant improvement in emerging markets, which was partially offset by 6% and 7% declines in ASPs in consumer and commercial clients, respectively. IPG net revenue growth in fiscal 2006 was due mainly to increased shipment volumes of printer supplies resulting from the continued expansion of printer hardware placements and the strong performance of color-related products. ESS net revenue growth was the result primarily of strong unit growth in our industry standard servers business, blade revenue growth, increased option attach rates in our ProLiant server line, continued strong performance in mid-range EVA products within our Storage business and revenue increases from our Integrity servers. The ESS growth was moderated by revenue declines in our tape business and PA-RISC and Alpha Server product lines. The net revenue growth in HP Software for fiscal 2006 was due primarily to growth in our OpenView business as a result of the Peregrine acquisition and an increase in support and service contracts. HPS net revenue increased in fiscal 2006 due primarily to revenue increases in management services driven by new business and existing account growth, which were offset by declines in the technology services business resulting from competitive pricing pressures and changes in the mix of platforms being serviced. The HPFS net revenue decline in fiscal 2006 was due primarily to lower used equipment sales.

Stock-Based Compensation Expense

        See Note 2 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Gross Margin

        The weighted-average components of the change in gross margin as compared to prior-year periods were as follows for the following fiscal years ended October 31:

	2007	2006
	Percentage points
HP Software	0.6	0.2
HP Services	0.1	0.2
Enterprise Storage and Servers	(0.1)	0.4
HP Financial Services	(0.1)	(0.1)
Personal Systems Group	(0.2)	0.1
Imaging and Printing Group	(0.2)	0.2
Corporate Investments/Other	—	(0.1)

Total HP	0.1	0.9

        Total company gross margin increased slightly in fiscal 2007 from fiscal 2006. The improvement in HP Software gross margin in fiscal 2007 was due primarily to a favorable change in revenue mix driven by the inclusion of revenue from Mercury licenses and support, which typically have a higher gross margin than the other offerings within the segment. HPS gross margin increased during fiscal 2007 from fiscal 2006 due primarily to continued focus on cost structure improvements from delivery efficiencies and cost controls. This gross margin increase was partially offset by the impact from the continued competitive pricing environment. During fiscal 2007, ESS contributed unfavorably to our total company's weighted-average change in gross margin while the ESS gross margin remained stable. This stability was due primarily to improved cost management, which was offset by an ongoing mix shift to lower-margin Integrity products within business critical systems and a continued mix shift towards industry standard servers. HPFS gross margin decline during fiscal 2007 was caused primarily by increased bad debt expenses and lower bad debt recoveries, as well as lower margins on leases and used equipment sales. During fiscal 2007, PSG contributed unfavorably to our total company's weighted-average change in gross margin as a result of higher growth than the other segments. However, PSG gross margin increased primarily as a result of component cost declines and improvements in supply chain costs per unit, which were partially offset by ASP declines. During fiscal 2007, IPG gross margin decreased due primarily to unfavorable hardware margins, increased costs associated with new product introductions and a change in product mix.

        Total company gross margin increased in fiscal 2006 as compared to fiscal 2005. The improvement in ESS gross margin in fiscal 2006 was due primarily to a favorable unit mix, improved discount management, and lower component costs. HPS gross margin increase was driven mainly by the continued focus on cost structure improvement from delivery efficiencies and cost controls, the impact of which was partially offset by the continued competitive environment in the solutions and services business and higher fiscal 2006 bonus accruals. For IPG, gross margin increased in fiscal 2006 due primarily to improved supplies margins and a favorable portfolio mix shift from hardware to supplies, which were partially offset by unfavorable consumer hardware margins. The improvement in HP Software gross margin in fiscal 2006 was due primarily to an increase in revenue and more effective management of the support and services costs for OpenView and OpenCall. The gross margin improvement in PSG resulted primarily from reduced warranty expense and supply chain costs as a percentage of revenue and component cost declines. HPFS gross margin was impacted unfavorably in fiscal 2006 due primarily to competitor pricing pressures, a higher mix of lower margin operating lease assets and lower recoveries for bad debts, which were partially offset by lower credit losses in fiscal 2006.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense increased in fiscal 2007 due primarily to additional R&D expense as a result of the Mercury acquisition in the first quarter of fiscal 2007. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in R&D expense in fiscal 2007.

        Total R&D expense increased in fiscal 2006 due primarily to higher bonus accruals and stock-based compensation expense, the impact of which was partially offset by expense controls and cost savings from restructuring actions. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in R&D expense in fiscal 2006.

  Selling, General and Administrative

        Total SG&A expense increased during fiscal 2007 due primarily to additional expense as a result of the acquisition of Mercury in the first quarter of fiscal 2007, unfavorable currency impacts related to the movement of the dollar against the euro and additional investments in our sales forces. As a percentage of net revenue, the ESS, HPS, PSG and IPG segments experienced a year-over-year decrease in SG&A expense during fiscal 2007, while HP Software experienced a year-over-year increase in SG&A expense.

        Total SG&A expense increased slightly during fiscal 2006 as higher bonus accruals and stock-based compensation expenses as well as increased marketing spending were offset in part by savings from expense controls and restructuring actions and favorable currency impacts due to movement of the dollar against the euro and the yen. As a percentage of net revenue, each of our segments experienced a year-over-year decrease or no change in fiscal 2006.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense in fiscal 2007 as compared to fiscal 2006 was due primarily to amortization expense related to the acquisition of Mercury in the first quarter of fiscal 2007. This increase was partially offset by a decrease in amortization expense related to certain intangible assets associated with prior acquisitions, including the Compaq Computer Corporation ("Compaq") acquisition, that had reached the end of their amortization period.

        The decrease in amortization expense in fiscal 2006 as compared to fiscal 2005 was due primarily to a decrease in amortization expense related to certain intangible assets associated with prior acquisitions including the Compaq acquisition that had reached the end of their amortization period, which decrease was partially offset by an increase in amortization expense related primarily to the acquisitions of Scitex Vision Ltd. ("Scitex"), Peregrine Systems, Inc. ("Peregrine"), and OuterBay Technologies, Inc. ("OuterBay") in fiscal year 2006.

        For more information on our amortization of purchased intangibles assets, see Note 7 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  In-Process Research and Development Charges

        We record in-process research and development ("IPR&D") charges in connection with acquisitions accounted for as business combinations, as more fully described in Note 6 to the Consolidated Financial Statements in Item 8. In fiscal 2007, 2006 and 2005 we recorded IPR&D charges of $190 million, $52 million, and $2 million, respectively, related to acquisitions during those years. The increase in IPR&D in fiscal 2007 was due primarily to our acquisition of Mercury in the first quarter of fiscal 2007.

  Restructuring Charges

        Restructuring charges for fiscal 2007 were $387 million, which included $354 million of expenses related to severance and other benefit costs associated with those employees who elected to participate in the 2007 EER and a net charge of $33 million relating to adjustments to our fiscal 2005, 2003, 2002 and 2001 restructuring programs.

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

        Restructuring charges in fiscal 2005 were $1.7 billion, which included a $1.6 billion charge for the fiscal 2005 restructuring plan approved in the fourth quarter of fiscal 2005. The fiscal 2005 restructuring plan was designed to simplify our structure, reduce costs and place greater focus on our customers. We initially estimated that 15,300 positions would be eliminated in the fiscal 2005 restructuring plan.

Subsequent to the initial estimate, we reduced the number of total positions to be eliminated to 14,985. We had substantially completed eliminating these positions as of October 31, 2007. The remaining charge for fiscal 2005 of $109 million was related to severance and related costs associated with the termination of approximately 1,450 employees in connection with a restructuring plan approved by our management in the third quarter of fiscal 2005. All employees under this restructuring plan were terminated as of October 31, 2005. We paid all of the costs associated with the fiscal 2005 third quarter restructuring plan as of January 31, 2007.

        For more information on our restructuring charges, see Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

  Workforce Rebalancing

        As part of our ongoing business operations, we incur workforce rebalancing charges for severance and related costs within certain business segments. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure and are included in our business segment results. We expect to incur additional workforce rebalancing costs in the future.

  Pension Curtailments and Pension Settlements, Net

        In fiscal 2007, we recognized a net gain on pension curtailments and settlements of $517 million, relating primarily to a $542 million curtailment gain associated with a modification to our U.S. defined benefit pension plan and post-retirement benefit plan. This curtailment gain was offset partially by net settlement losses related to our other pension plan design changes.

        In conjunction with management's plan to restructure certain of our operations, we modified our U.S. retirement programs to align them more closely to industry practice. Effective January 1, 2006, we ceased pension accruals and eliminated eligibility for the subsidized retiree medical program for employees who did not meet defined criteria based on age and years of service. As a result, we recognized a curtailment gain of $199 million in fiscal 2005 stemming from the elimination of future benefit accruals for the affected employee group.

        For more information on our plan design changes, see Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Interest and Other, Net

        Interest and other, net decreased by $162 million in fiscal 2007 from fiscal 2006. The decrease was due primarily to higher interest expense resulting from higher average debt balances.

        Interest and other, net increased by $523 million in fiscal 2006 from fiscal 2005. The increase in fiscal 2006 resulted primarily from higher net interest income over the prior year related to higher short-term interest rates in fiscal 2006, net gains from sales of certain real estate properties, and lower interest expense due to our lower average debt balances. The increase in fiscal 2006 also was attributable to a net $106 million of dispute settlement charge and its related interest charge recorded in fiscal 2005. In fiscal 2005, we reached a legal settlement of $141 million in our patent infringement case with Intergraph Hardware Technologies Company ("Intergraph") and recorded a charge of $116 million related to a cross-license agreement with Intergraph for products shipped in prior years. Partially offsetting this amount was a $10 million recovery from an individual related to a prior period settlement with the Government of Canada.

Gains (Losses) on Investments

        Net gains on investment in fiscal 2007 and fiscal 2006 resulted primarily from gains on the sale of equity investments, which were offset in part by impairment charges on our investment portfolio. Net losses in fiscal 2005 resulted primarily from impairment charges on equity investments in our publicly-traded and privately-held investment portfolios. Partially offsetting these losses were gains attributable to the sale of investments.

Provision for Taxes

        Our effective tax rates were 20.8%, 13.8%, and 32.3% in fiscal 2007, 2006 and 2005, respectively.

        The increase in the overall tax rate in fiscal 2007 from fiscal 2006 was related in part to favorable income tax adjustments of $599 million recorded in fiscal 2006, which included net favorable tax adjustments of $565 million to income tax accruals as a result of the settlement of IRS examinations of our U.S. income tax returns for fiscal years 1993 to 1998. The reductions to the net income tax accruals for these years related primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, and other issues involving our non-U.S. operations.

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

Segment Information

        A description of the products and services, as well as financial data, for each segment can be found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. We have realigned segment financial data for the fiscal years ended October 31, 2006 and 2005 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2007. We describe these changes more fully in Note 18 to the Consolidated Financial Statements in Item 8. We have presented the business segments in this Annual Report on Form 10-K based on our management organizational structure as of October 31, 2007 and the distinct nature of various businesses. Future changes to this organizational structure may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments.

Technology Solutions Group

        ESS, HPS and HP Software are structured beneath a broader Technology Solutions Group ("TSG"). We describe the results of the business segments of TSG in more detail below.

Enterprise Storage and Servers

	For the fiscal years ended October 31
	2007	2006	2005
	In millions
Net revenue	$18,769	$17,308	$16,717
Earnings from operations	$1,980	$1,446	$800
Earnings from operations as a % of net revenue	10.5%	8.4%	4.8%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2007	2006
	Percentage points
Industry standard servers	8.0	3.5
Storage	0.9	0.9
Business critical systems	(0.5)	(0.9)

Total ESS	8.4	3.5

        On a constant currency basis, ESS net revenue increased 5% in fiscal 2007 from fiscal 2006. The favorable currency impact in fiscal 2007 was due primarily to the movement of the dollar against the euro. Industry standard servers revenue grew 14% in fiscal 2007 compared to fiscal 2006 as a result of strong growth in blade revenue and units, as well as increased option attach rates in the ProLiant server line. Storage net revenue increased 4% in fiscal 2007 compared to fiscal 2006, with the increase driven primarily by mid-range EVA products and commercial products within the storage area networks offerings, as well as improved revenue growth in storage software. This increase was partially moderated by the revenue declines in our tape business and high-end arrays. Business critical systems net revenue decreased 3% in fiscal 2007 compared to fiscal 2006. The decrease was due primarily to revenue declines in the PA-RISC product line and the planned phase out of our Alpha server product line. The declines were partially offset by strong net revenue growth in our Integrity servers, which represented 64% of the business critical systems revenue mix in fiscal 2007, up from 37% in fiscal 2006. We expect revenue mix from Integrity servers to continue to grow as customers migrate from PA-RISC and Alpha products.

        In fiscal 2007, ESS earnings from operations as a percentage of net revenue increased by 2.1 percentage points compared to fiscal 2006, due primarily to a decrease in operating expenses as a percentage of net revenue. Gross margin remained stable in fiscal 2007 compared to fiscal 2006 due primarily to improved cost management. The improved cost management was offset by an ongoing mix shift to lower-margin integrity products within business critical systems and a continued mix shift towards industry standard servers. The decrease in operating expense as a percentage of net revenue in fiscal 2007 was due primarily to cost structure improvements.

        On a constant currency basis, ESS net revenue increased 5% in fiscal 2006 from fiscal 2005. The unfavorable currency impact for fiscal 2006 was due primarily to the movement of the dollar against the euro and the yen. The net revenue growth in industry standard servers of 6% in fiscal 2006 compared to fiscal 2005 was driven by strong unit growth and the growth in blade revenue as well as increased option attach rates in the ProLiant server line. Storage net revenue increased 4% in fiscal 2006 compared to fiscal 2005 due to continued strong performance in mid-range EVA products within the storage area networks offerings while the tape business decline moderated the overall storage growth. Business critical systems net revenue decreased 4% in fiscal 2006 compared to fiscal 2005. This decrease was due primarily to revenue declines in the PA-RISC product line and to the planned phase out of our Alpha server product line. The declines were partially offset by net revenue growth in our Integrity servers which posted strong net revenue growth, reaching 37% of the business critical systems revenue mix in fiscal 2006 up from 20% in the prior fiscal year. Revenue mix from Integrity servers continued to grow as customers migrated from PA-RISC and Alpha products. Integrity server revenue in fiscal 2006 also included revenue from Montecito-based Integrity servers that were first shipped in the fourth quarter of fiscal 2006. NonStop server net revenue decreased 2% in fiscal 2006 from the prior year due primarily to the revenue decrease on the discontinued product line, which was partially offset by NonStop Integrity product revenue growth.

        In fiscal 2006, ESS earnings from operations as a percentage of net revenue increased by 3.6 percentage points compared to fiscal 2005, due primarily to an increase in gross margin combined with a decrease in operating expenses as a percentage of net revenue. The improvement in gross margin was due primarily to a favorable unit mix, improved discount management, and lower component costs. The increase was partially offset by a continued mix shift towards industry standard servers within the segment and the ongoing mix shift to lower-margin Integrity products within business critical systems. The decrease in operating expense as a percentage of net revenue in fiscal 2006 was due primarily to efficient expense management.

HP Services

	For the fiscal years ended October 31
	2007	2006	2005
	In millions
Net revenue	$16,646	$15,617	$15,536
Earnings from operations	$1,829	$1,507	$1,151
Earnings from operations as a % of net revenue	11.0%	9.6%	7.4%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2007	2006
	Percentage points
Technology services	2.1	(1.6)
Outsourcing services(1)	2.8	1.8
Consulting and integration	1.7	0.3

Total HPS	6.6	0.5

(1)
Reflects the name change from managed services to outsourcing services effective in fiscal 2007.

        On a constant currency basis, HPS net revenue increased 3% in fiscal 2007 from fiscal 2006. In fiscal 2007, the favorable currency impact was due primarily to the movement of the dollar against the euro. Net revenue in technology services increased 4% in fiscal 2007 from the prior year due primarily to favorable currency impacts, growth in the IT solution support services and extended warranty revenue, the impact of which was partially offset by competitive pricing pressures and revenue erosion from installed base contracts. Net revenue in outsourcing services increased 10% in fiscal 2007 from the prior year. The increase was driven mainly by favorable currency impacts, existing account growth and new business, which were partially offset by installed base revenue erosion and pricing pressures. Net revenue in consulting and integration increased 9% in fiscal 2007 from the prior year due mainly to acquisitions made in fiscal 2007 and favorable currency impacts.

        HPS earnings from operations as a percentage of net revenue in fiscal 2007 increased by 1.4 percentage points. The operating margin increase was the result of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase in fiscal 2007 was due primarily to the continued focus on cost structure improvements generated by delivery efficiencies and cost controls, the impact of which was partially offset by the impact from the continued competitive pricing environment. In fiscal 2007, continued efficiency improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to the prior year. Technology services operating margin in fiscal 2007 continued to benefit from improved delivery efficiencies and cost controls, the impact of which was offset in part by the impact of the ongoing portfolio mix shift from higher margin proprietary support to lower margin areas such as IT solution services. Outsourcing services operating margin increased in fiscal 2007 due primarily to improved delivery efficiencies and reduced operating expenses partially offset by contractual pricing pressure. Consulting and integration operating margin decreased in fiscal 2007 due mainly to increased customer project losses and acquisition related costs, the impact of which was partially offset by more efficient utilization of our consultants and operating expense improvement.

        On a constant currency basis, HPS net revenue increased 2% in fiscal 2006 from fiscal 2005. In fiscal 2006, the unfavorable currency impact was due primarily to the movement of the dollar against the euro and the yen. Net revenue in technology services decreased 3% in fiscal 2006 from the prior year due primarily to declines related to competitive pricing pressures and changes in the mix of platforms being serviced. In fiscal 2006, the 7% growth in outsourcing services net revenue from the prior year was driven mainly by new business and existing account growth, with continued focus on making more strategic portfolio decisions to improve profitability. Net revenue in consulting and integration increased 2% in fiscal 2006 from the prior year due primarily to improved performance in Asia Pacific and Europe, Middle East and Africa.

        HPS earnings from operations as a percentage of net revenue in fiscal 2006 increased by 2.2 percentage points. The operating margin increase was the result of a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase in HPS was due primarily to the continued focus on cost structure improvement from delivery efficiencies and cost controls, the impact of which was partially offset by the continued competitive environment in solutions and services business and higher fiscal 2006 bonus accruals. In fiscal 2006, improved efficiencies in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to fiscal year 2005 despite the impact of higher bonus accruals in fiscal 2006. Technology services operating margin in fiscal 2006 continued to benefit from improved delivery efficiencies and cost controls as well as portfolio decisions made to improve profitability, all of which benefit was offset in part by the impact of the ongoing portfolio mix shift from higher margin proprietary support to lower margin areas such as solution services. Outsourcing services operating margin increased in fiscal 2006 due to delivery efficiencies, reduced operating expenses and more strategic portfolio decisions made to improve profitability. Consulting and integration operating margin improved in fiscal 2006 due to more efficient utilization of our consultants and reduced operating expenses.

HP Software

	For the fiscal years ended October 31
	2007	2006	2005
	In millions
Net revenue	$2,325	$1,301	$1,061
Earnings (loss) from operations	$347	$85	$(49)
Earnings (loss) from operations as a % of net revenue	14.9%	6.5%	(4.6)%

        On a constant currency basis, HP Software revenue increased 74% in fiscal 2007 as compared to fiscal 2006. The favorable currency impact was due primarily to the movement of the dollar against the euro. Excluding the results of Mercury, HP Software's revenue grew 5% in fiscal 2007. Net revenue associated with the acquisition of Mercury was included in the results of OpenView, which increased 121% in fiscal 2007 and 15% in the same respective period without Mercury. OpenView net revenue growth also was the result of increases in revenue from license and support contracts. Net revenue for OpenCall, our telecommunications solutions product line, decreased 16% in fiscal 2007. The decrease in OpenCall net revenue was due primarily to a platform shift that resulted in a transfer of the hardware revenue to ESS.

        The operating margin improvement of 8.4 percentage points in fiscal 2007 as compared to fiscal 2006 was the result primarily of an increase in gross margin and to a lesser degree a decrease in operating expense as a percentage of net revenue. In fiscal 2007, the improvement in gross margin was a result of a favorable change in revenue mix driven by the inclusion of revenue from Mercury licenses and support, which typically have a higher gross margin than the other offerings in the segment, and to a lesser degree by more effective management of the support costs for OpenView and OpenCall. Operating expense as a percentage of net revenue in fiscal 2007 decreased due primarily to cost controls and synergy savings from the Mercury acquisition.

        In fiscal 2006, Software net revenue increased 23% (8% excluding the impact of acquisitions and 24% on a constant currency basis) from fiscal 2005. The unfavorable currency impact was due primarily to the movement of the dollar against the euro and the yen for fiscal 2006. Peregrine, which HP acquired in December 2005, represented 14.7 percentage points of HP Software's net revenue growth for fiscal 2006. Net revenue associated with the Peregrine acquisition is included in the results of OpenView, our management solutions software product line, which represented 20 percentage points of growth on a weighted-average net revenue basis for fiscal 2006. OpenCall contributed the remaining 3 percentage points of the weighted-average net revenue increase for fiscal 2006. OpenView net revenue growth was the result of acquisitions and increases in support and services contracts. OpenCall net revenue growth was the result of increased product sales and licenses as well as larger contracts.

        The operating margin improvement of 11.1 percentage points for fiscal 2006 from fiscal 2005 was the result primarily of a decrease in operating expense as a percentage of net revenue and an increase in gross margin. The decrease in operating expense as a percentage of net revenue was attributable to growth in field selling costs, research and development and marketing expenses attributable to cost management efforts that was slower than revenue growth. These cost reductions were partially offset by high integration costs associated with the acquisition of Peregrine as well as higher bonus accruals. The improvement in gross margin was driven by an increase in revenue, more effective management of the support and services costs for OpenView and OpenCall and from improved margins of our OpenCall product line resulting from a favorable product mix shift towards higher margin products.

Personal Systems Group

	For the fiscal years ended October 31
	2007	2006	2005
	In millions
Net revenue	$36,409	$29,166	$26,741
Earnings from operations	$1,939	$1,152	$657
Earnings from operations as a % of net revenue	5.3%	3.9%	2.5%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2007	2006
	Percentage points
Notebook PCs	19.3	8.4
Desktop PCs	4.2	0.8
Workstations	1.2	0.6
Handhelds	(0.4)	(0.8)
Other	0.5	0.1

Total PSG	24.8	9.1

        On a constant currency basis, PSG's net revenue increased 21% in fiscal 2007 from fiscal 2006. The favorable currency impact was due primarily to the movement of the dollar against the euro. Unit volumes increased by 28% in fiscal 2007, driving double-digit net revenue growth across all regions. The unit volume increase was the result of strong growth in notebooks, with significant improvements in emerging markets. In fiscal 2007, net revenue for notebook PCs increased 47% while net revenue for desktop PCs increased 8% from the prior-year period. In fiscal 2007, net revenue for consumer clients increased 39%, while net revenue for commercial clients increased 16% from the prior-year period. The net revenue increase in Other PSG in fiscal 2007 was related primarily to improvements in extended warranty sales. The revenue increase was partially offset by decreases in handhelds revenue due to declines in the Personal Digital Assistant ("PDA") product market, which were partially offset by our new converged device and travel companion products. In fiscal 2007, the positive revenue impact from the PSG unit volume increase compared to fiscal 2006 was also moderated by a 5% decline in commercial client ASPs and a 1% decline in consumer client ASPs. ASPs declined from the prior year was a result of price erosion related to component cost reductions, the impact of which was partially offset by increased notebook mix and monitor attach rates.

        PSG earnings from operations as a percentage of net revenue increased by 1.4 percentage points in fiscal 2007 from fiscal 2006 as a result of decreases in operating expenses as a percentage of net revenue coupled with an increase in gross margin. The increased gross margin was primarily a result of component cost declines and improvements in supply chain costs per unit, the impact of which was partially offset by ASP declines. The operating expense decline as a percentage of net revenue in fiscal 2007 was the result primarily of the increased net revenue and continued efforts to improve our cost structure through efficiency measures.

        On a constant currency basis, PSG's net revenue increased 10% in fiscal 2006. The unfavorable currency impact was due primarily to the movement of the dollar against the euro and the yen. In fiscal 2006, net revenue increased across all regions and each business unit with the exception of handhelds, due primarily to an overall volume increase of 15%. The volume increase in fiscal 2006 was the result of strong growth in the consumer and commercial markets, with significant improvement in emerging markets. Net revenue for notebook PCs increased 23% while net revenue for desktop PCs increased slightly in fiscal 2006 from the prior year. Net revenue for consumer clients and commercial clients increased 19% and 4%, respectively, from the prior year. The revenue increases in consumer and commercial clients were partially offset by a decrease in handhelds revenue due to a decline in the PDA product market coupled with our product transition to converged devices. The PSG volume increase in fiscal 2006 was moderated by a decline of 6% in consumer client ASPs and 7% in commercial client ASPs. The ASP declines were due to pricing decisions resulting from lower component costs as well as competitive pricing pressures, the impact of which was partially offset by a strong monitor attach rate in commercial desktops PCs.

        PSG earnings from operations as a percentage of net revenue increased by 1.4 percentage points in fiscal 2006 from fiscal 2005 as a result of gross margin improvement and a decrease in operating expenses as a percentage of revenue. The gross margin improvement was due primarily to reduced supply chain costs and warranty expense as a percentage of net revenue, combined with component cost declines. The operating expense decline as a percentage of net revenue was the result primarily of the increased net revenue and continued efforts on improving cost structure through efficiency measures. Operating expenses decreased slightly in fiscal 2006 due primarily to savings from our expense controls, which savings were partially offset by higher bonus accruals in fiscal 2006.

Imaging and Printing Group

	For the fiscal years ended October 31
	2007	2006	2005
	In millions
Net revenue	$28,465	$26,786	$25,155
Earnings from operations	$4,315	$3,978	$3,413
Earnings from operations as a % of net revenue	15.2%	14.9%	13.6%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2007	2006
	Percentage points
Supplies	5.2	5.4
Commercial hardware	1.0	1.4
Consumer hardware	0.1	(0.3)

Total IPG	6.3	6.5

        On a constant currency basis, net revenue increased 4% in fiscal 2007 from fiscal 2006. The favorable currency impact was due primarily to the movement of the dollar against the euro in fiscal 2007. The growth in printer supplies net revenue in fiscal 2007 from fiscal 2006 reflected higher unit volumes of supplies as a result of the continued expansion of printer hardware placements and the strong performance of supplies for color-related products. The growth in commercial hardware net revenue in fiscal 2007 was attributable mainly to unit volume growth in multifunction printers and revenue from our digital press and large format printing products. The slight increase in consumer hardware net revenue in fiscal 2007 was attributable to increased unit volumes, improved average revenue per unit performance and a mix shift from single function products to All-in-Ones, the impact of which was partially offset by the continued shift in demand to lower priced products and strategic pricing decisions.

        IPG earnings from operations as a percentage of net revenue increased by 0.3 percentage points in fiscal 2007 from fiscal 2006, driven by a decrease in operating expenses as a percentage of net revenue that was partially offset by a decrease in gross margin. Gross margin decreased due primarily to unfavorable hardware margins, increased costs associated with new product introductions and a change in product mix. Operating expenses as a percentage of net revenue decreased due primarily to higher prior-year research and development expenses associated with product introduction costs, coupled with higher revenue and more effective spending controls.

        On a constant currency basis, net revenue increased 7% in fiscal 2006 from fiscal 2005. The unfavorable currency impact was due primarily to the movement of the dollar against the euro and the yen in fiscal 2006. In fiscal 2006, the growth in printer supplies net revenue reflected higher unit volumes as a result of the continued expansion of printer hardware placements and the strong performance of color-related products. The growth in commercial hardware net revenue in fiscal 2006 was attributable mainly to unit volume growth in color laser printers and multifunction printers and, to a lesser extent, revenue from our large format printing products with the acquisition of Scitex in November 2005. Commercial and consumer hardware revenue was unfavorably impacted by the continued shift in demand to lower-priced products and strategic pricing decisions, which caused average revenue per unit to decline.

        IPG earnings from operations as a percentage of net revenue increased 1.3 percentage points in fiscal 2006 from fiscal 2005, which was the result primarily of an increase in gross margin and a decrease in operating expense as a percentage of net revenue. The gross margin increase was due primarily to improved margins for supplies due to product mix and a favorable portfolio mix shift from hardware to supplies, the impact of which was partially offset by unfavorable consumer hardware margins. Operating expense as a percentage of net revenue for fiscal 2006 declined, due mainly to realized savings from our cost structure initiatives coupled with increased revenue and partially offset by higher bonus accruals.

HP Financial Services

	For the fiscal years ended October 31
	2007	2006	2005
	In millions
Net revenue	$2,336	$2,078	$2,102
Earnings from operations	$155	$147	$213
Earnings from operations as a % of net revenue	6.6%	7.1%	10.1%

        HPFS net revenue increased by 12% in fiscal 2007 from fiscal 2006. The net revenue increase was due primarily to operating lease growth and higher end-of-lease activity. The financing lease growth and increased used equipment sales, to a lesser extent, also contributed to the revenue growth.

        HPFS earnings from operations as a percentage of net revenue decreased by 0.5 percentage point in fiscal 2007 from fiscal 2006 due primarily to a decrease in gross margin, which was partially offset by a decrease in operating expense as a percentage of net revenue. The gross margin decrease was driven primarily by increased bad debt expenses and lower bad debt recoveries, as well as lower margins on leases and used equipment sales. The decline in operating expenses as a percentage of net revenue was due to continued cost controls.

        HPFS net revenue decreased by 1% in fiscal 2006 from fiscal 2005. The net revenue decrease was due primarily to lower used equipment sales and other end-of-lease revenue, which were largely offset by a higher mix of leases classified as operating leases.

        In fiscal 2006, the 3.0 percentage point decrease in earnings from operations as a percentage of net revenue consisted of a decrease in gross margin, which was partially offset by a decrease in operating expense as a percentage of net revenue. The gross margin decline was due primarily to competitor pricing pressures, a higher mix of lower margin operating lease assets and lower recoveries for bad debts, the impact of which was partially offset by lower credit losses. The decrease in operating expenses as a percentage of net revenue was the result of cost savings achieved through continued cost controls.

Financing Originations

	For the fiscal years ended October 31
	2007	2006	2005
	In millions
Total financing originations	$4,441	$3,994	$4,136

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services, and include intercompany activity, increased 11% in fiscal 2007 from fiscal 2006. The increase reflects higher financing associated with HP product sales resulting from improved integration and engagement with HP's sales efforts and a favorable currency impact. Financing originations decreased 3% in fiscal 2006 from fiscal 2005 with the decrease reflecting lower financing associated with HP product sales.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows for the following fiscal years ended October 31:

	2007		2006
	In millions
Portfolio assets(1)	$8,415		$7,345

Allowance for doubtful accounts	84		80
Operating lease equipment reserve	49		42

Total reserves	133		122

Net portfolio assets	$8,282		$7,223

Reserve coverage	1.6%		1.7%
Debt to equity ratio(2)	6.0	x	6.0	x

(1)
Portfolio assets include gross financing receivables of approximately $5.4 billion at October 31, 2007 and $4.9 billion at October 31, 2006 and net equipment under operating leases of $1.8 billion at October 31, 2007 and $1.5 billion at October 31, 2006, as disclosed in Note 10 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $500 million at October 31, 2007 and $400 million at October 31, 2006, and intercompany leases of approximately $700 million at October 31, 2007 and $500 million at October 31, 2006, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at October 31, 2007 increased 15% from October 31, 2006. The increase resulted from a favorable currency impact and a high level of financing originations in fiscal 2007. The overall percentage of portfolio assets reserved decreased due primarily to the write-off of assets covered by specific reserves. HPFS funds its operations mainly through a combination of intercompany debt and equity.

Corporate Investments

	For the fiscal years ended October 31
	2007	2006	2005
	In millions
Net revenue	$762	$566	$523
Loss from operations	$(57)	$(151)	$(174)
Loss from operations as a % of net revenue	(7.5)%	(26.7)%	(33.3)%

        The majority of the net revenue in Corporate Investments relates to network infrastructure products sold under the brand "ProCurve Networking." In fiscal 2007, revenue from network infrastructure products increased 33% compared to the same period in fiscal 2006 as new product introductions continued to drive increased sales of enterprise class gigabit Ethernet switch products.

        Corporate Investments' loss from operations in fiscal 2007 was due primarily to expenses associated with corporate development, global alliances and HP Labs that are carried in the segment.

The year-over-year decrease in operating losses was driven primarily by higher earnings from operations generated by network infrastructure products.

        In fiscal 2006, the majority of the net revenue in Corporate Investments related to network infrastructure products, which grew 8% from fiscal 2005 as a result of increased sales of gigabit Ethernet switch products.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside of the United States could be repatriated to the United States but under current law would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. We have provided for the United States federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside of the United States. Repatriation could result in additional United States federal income tax payments in future years. Our intent is that most of the non-U.S. cash balances would remain outside of the United States and we would meet United States liquidity needs through ongoing cash flows, external borrowings, or both. We utilize a variety of tax planning and financing strategies in an effort to ensure that our worldwide cash or debt is available in the locations in which it is needed.

FINANCIAL CONDITION (Sources and Uses of Cash)

        Our total cash and cash equivalents declined approximately 31% to $11.3 billion at October 31, 2007 from $16.4 billion at October 31, 2006 due primarily to increased spending for repurchases of our common stock and investment spending on acquisitions, which spending was partially offset by positive operating cash flows and increased borrowings. The net $14.7 billion used for investing and financing activities during fiscal 2007 included $10.9 billion for share repurchases, $6.8 billion for cash payments in connection with acquisitions and $2.5 billion for net investments in property, plant and equipment. Partially offsetting these cash expenditures were $3.1 billion of proceeds relating to the issuance of stock under employee stock plans and a $2.6 billion net increase in our debt and commercial paper from increased borrowings. Our cash position remains strong, and we believe our cash balances are sufficient to cover cash outlays expected in fiscal 2008 associated with additional stock repurchases, acquisitions, company bonus payments, and other operating cash requirements.

	For the fiscal years ended October 31
	2007	2006	2005
	In millions
Net cash provided by operating activities	$9,615	$11,353	$8,028
Net cash used in investing activities	(9,123)	(2,787)	(1,757)
Net cash used in financing activities	(5,599)	(6,077)	(5,023)

Net (decrease) increase in cash and cash equivalents	$(5,107)	$2,489	$1,248

Key Performance Metrics

	October 31
	2007	2006	2005
Days of sales outstanding in accounts receivable	43	40	39
Days of supply in inventory	34	38	35
Days of purchases outstanding in accounts payable	(50)	(59)	(52)

Cash conversion cycle	27	19	22

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

        The increase in DSO was due primarily to selectively extending payment terms and reducing cash discount rates for early payments for certain customers. The decrease in DOS was due primarily to more efficient inventory management and higher cost of goods sold during the fourth quarter as a result of increased revenues. The decrease in DPO was due primarily to purchasing linearity and reduced payment terms and cash discounts from our major contract manufacturers. These changes contributed to the increase in our current year cash conversion cycle compared to the prior year.

2007 Compared to 2006

Operating Activities

        Net cash provided by operating activities decreased by $1.7 billion during fiscal 2007 from fiscal 2006. The decrease was due primarily to an increase in accounts receivable, a decrease in accounts payable and higher payments for bonuses earned in fiscal 2006 and paid in the first quarter of fiscal 2007. The decease in our cash flow from operations was partially offset by higher earnings in fiscal 2007.

Investing Activities

        Net cash used in investing activities increased by $6.3 billion in fiscal 2007 from fiscal 2006, due primarily to higher cash payments made in connection with acquisitions.

Financing Activities

        Net cash used in financing activities decreased by $0.5 billion during fiscal 2007 from fiscal 2006. The decrease was due primarily to higher net issuance of commercial paper and debt, the impact of which was partially offset by increased repurchases of our common stock.

Common Stock Repurchases

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. In fiscal 2007, we completed share repurchases of approximately 209 million shares. Repurchases of approximately 210 million shares were settled for $9.1 billion, which included approximately 1 million shares repurchased in transactions that were executed in fiscal 2006 but settled in fiscal 2007. In fiscal 2006, we completed share repurchases of approximately 188 million shares. Repurchases of approximately 190 million shares were settled for $6.1 billion in fiscal 2006, including 2 million shares repurchased in transactions that were executed in fiscal 2005 but settled in fiscal 2006.

        In addition to the above transactions, we entered into an Accelerated Share Repurchase program (the "ASR Program") with a third-party investment bank during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, we purchased 40 million shares of our common stock from the investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). We decreased our shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to us included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of our shares during the averaging period was approximately $90 million less than the Purchase Price. Accordingly, we had the option to receive either additional shares of our common stock or a cash payment in the amount of the difference from the investment bank. In June 2007, we received approximately 2 million additional shares purchased by the investment bank in the open market with a value approximately equal to that amount. We reduced our shares outstanding upon receipt of those shares.

        Also, we entered into a prepaid variable share purchase program ("PVSPP") with a third-party investment bank during the first quarter of 2006 and prepaid $1.7 billion in exchange for the right to receive a variable number of shares of our common stock weekly over a one-year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. We completed all repurchases under the PVSPP on March 9, 2007. As of that date, we had cumulatively received a total of 53 million shares. We retired all shares repurchased and no longer deem those shares outstanding.

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. On March 15, 2007, our Board of Directors authorized an additional $8.0 billion for future share repurchases. As of October 31, 2007, we had remaining authorization of approximately $2.7 billion for future share repurchases. On November 19, 2007, our Board of Directors authorized an additional $8.0 billion for future share repurchases. For more information on our share repurchases, see Item 5 and Note 14 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

2006 Compared to 2005

Operating Activities

        Net cash provided by operating activities increased by $3.3 billion during fiscal 2006. The increase in our cash flow from operations was due primarily to higher earnings and lower payments for pension and taxes, with the increase partially offset by higher payments for restructuring costs.

Investing Activities

        Net cash used in investing activities increased by $1.0 billion during fiscal 2006 due primarily to higher capital expenditures for property, plant and equipment, lower net proceeds from maturities and sales of investments and higher amounts of cash paid for acquisitions.

Financing Activities

        Net cash used in financing activities increased by $1.1 billion during fiscal 2006 from fiscal 2005. The increase was due primarily to a $2.5 billion increase in repurchases of common stock and a $1.7 billion prepayment for common stock to be repurchased in future periods. These expenditures were partially offset by a $1.6 billion net increase to financing activities resulting from higher borrowings and lower debt payments and $1.4 billion increased proceeds from the issuance of common stock related to our employee stock plans due mainly to increased exercises of employee stock options as a result of higher market prices for our common stock during fiscal 2006.

Common Stock Repurchases

        In fiscal 2006, we completed share repurchases of approximately 188 million shares. Repurchases of approximately 190 million shares were settled for $6.1 billion, which included 2 million shares repurchased in transactions that were executed in fiscal 2005 but settled in fiscal 2006, as compared to approximately 150 million shares repurchased, of which 148 million shares were settled for $3.5 billion in fiscal 2005.

        In addition to the shares we repurchased, we received approximately 34 million shares for an aggregate price of $1.1 billion under PVSPP as described above. Under the PVSPP, we prepaid $1.7 billion in the first quarter of fiscal 2006 in exchange for the right to receive a variable number of shares of our common stock weekly over a one-year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. We recorded the payment as a prepaid stock repurchase in the stockholders' equity section of our Consolidated Balance Sheet and included the payment in the cash flows from financing activities in the Consolidated Statement of Cash Flows. In connection with this program, the investment bank purchased shares of our common stock in the open market over time. The prepaid funds were expended ratably over the term of the program.

        During fiscal 2006, our Board of Directors authorized an additional $10.0 billion for future repurchases of our outstanding shares of common stock. As of October 31, 2006, we had remaining authorization of approximately $5.6 billion for future share repurchases.

LIQUIDITY

        As previously discussed, we use cash generated by operations as our primary source of liquidity; we believe that internally generated cash flows are sufficient to support business operations, capital expenditures and the payment of stockholder dividends, in addition to a level of discretionary investments and share repurchases. We are able to supplement this near-term liquidity, if necessary, with broad access to capital markets and credit line facilities made available by various foreign and domestic financial institutions.

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and the overall cost of capital. Outstanding debt increased to $8.2 billion as of October 31, 2007 as compared to $5.2 billion at October 31, 2006, bearing weighted-average interest rates of 5.2% and 5.1%, respectively. Short-term borrowings increased to $3.2 billion at October 31, 2007 from $2.7 billion at October 31, 2006. The increase in short-term borrowings was due primarily to the net issuance of approximately $1.9 billion of our commercial paper and notes payable and the reclassification from long-term to short-term debt, including $500 million U.S. Dollar Global Notes that will mature in March 2008 and $50 million Series A Medium-Term Notes that matured and we repaid in December 2007. The increase was offset partially by our repayment of $1.0 billion Global Notes in December 2006 and $1.0 billion Global Notes in July 2007. During fiscal 2007, we issued $32 billion and repaid $30 billion of commercial paper. As of October 31, 2007, we had $5 million in total borrowings collateralized by certain financing receivable assets.

        The majority of our outstanding debt relates to HPFS. We issue debt in order to finance HPFS and as needed for other purposes. HPFS has a business model that is asset-intensive in nature and therefore we fund HPFS more by debt than we fund our other business segments. At October 31, 2007, HPFS had approximately $8.3 billion in net portfolio assets, which included short- and long-term financing receivables and operating lease assets.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At October 31, 2007
	Original amount available
		Used	Available
	In millions
2002 Shelf Registration Statement
Debt, U.S. global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000	$1,000
Euro Medium-Term Notes	3,000	—	3,000
Uncommitted lines of credit	2,455	645(1)	1,810
Commercial paper programs
U.S.	6,000	1,821	4,179
Euro	500	244	256

	$14,955	$4,710	$10,245

(1)
Approximately $151 million of this amount was recorded as debt as of October 31, 2007; the remaining amount was used to satisfy business operational requirements.

        In addition to the financing resources listed above, we had additional borrowing activities as described below.

        In November 2006, in connection with the Mercury acquisition, we assumed notes issued by Mercury with a face value of $300 million, maturing on July 1, 2007 and bearing interest at a rate of

4.75% per annum (the "Mercury Notes"). As of July 31, 2007, we had repurchased or repaid at maturity all of the Mercury Notes.

        In May 2006, we filed a shelf registration statement (the "2006 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to enable us to offer and sell from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, we issued $1.0 billion in floating rate global notes due May 22, 2009 under the 2006 Shelf Registration Statement that we redeemed in June 2007.

        On February 22, 2007, we issued an additional $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum and $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum. We issued the $600 million notes at par and the $900 million notes and $500 million notes at discounts to par at 99.938% and 99.694%, respectively. We used the net proceeds from these note offerings for general corporate purposes, including funding the repurchase of the Mercury Notes as described above and repaying short-term commercial paper.

        On June 12, 2007, we issued an additional $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes included $1.0 billion of notes due June 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.01% per annum, and $1.0 billion of notes due June 2010 with a floating interest rate equal to the three-month USD LIBOR plus 0.06% per annum. We issued these global notes at par. We used the net proceeds from these offerings for general corporate purposes, including the redemption of the floating rate global notes due May 22, 2009 as described above in June 2007 and the repayment of short-term commercial paper.

        On December 17, 2007, we repaid $50 million Series A Medium-Term Notes due December 2007 at maturity.

        We have a $3.0 billion U.S. credit facility expiring in May 2012. This credit facility is a senior unsecured committed borrowing arrangement that we put in place primarily to support our U.S. commercial paper program. Our ability to have a U.S. commercial paper outstanding balance that exceeds the $3.0 billion committed credit facility is subject to a number of factors, including liquidity conditions and business performance.

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Ratings Services, Moody's Investors Service and Fitch Ratings currently rate our senior unsecured long-term debt A, A2 and A+ and our short-term debt A-1, Prime-1 and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including through drawdowns under our credit facility or the issuance of notes under our existing shelf registration statements and our Euro Medium-Term Note Programme.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $525 million as of October 31, 2007. We sold approximately $2.2 billion of trade receivables during fiscal 2007. As of October 31, 2007, we had approximately $117 million available under these programs.

Contractual Obligations

        The impact that we expect our contractual obligations as of October 31, 2007 to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	In millions
Long-term debt, including capital lease obligations(1)	$5,827	$683	$2,059	$2,012	$1,073
Operating lease obligations	2,193	595	761	409	428
Purchase obligations(2)	2,029	1,826	164	24	15

Total	$10,049	$3,104	$2,984	$2,445	$1,516

(1)
Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments or discounts. Included in our long-term debt are approximately $48 million of capital lease obligations that are secured by certain equipment.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to inventory and other items.

Funding Commitments

        During fiscal 2007, we made approximately $133 million of contributions to non-U.S. pension plans, paid $16 million to cover benefit payments to U.S. non-qualified plan participants, and paid $58 million to cover benefit claims under post-retirement benefit plans. In addition, we used $108 million of cash to fund the distribution and subsequent transfer of accrued pension benefits from the U.S. Excess Benefit Plan to the U.S. Executive Deferred Compensation Plan for the terminated vested plan participants. In fiscal 2008, we expect to contribute approximately $145 million to our pension plans and approximately $15 million to cover benefit payments to U.S. non-qualified plan participants. We also expect to pay approximately $80 million to cover benefit claims for our post-retirement benefit plans in fiscal 2008. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

        In conjunction with our February 2007 announcement to modify our U.S. defined benefit pension plan and our Pre-2003 Retiree Medical Program, we offered eligible affected employees an option to participate in the 2007 EER. We funded the cash expenditures associated with the 2007 EER primarily by using available U.S. pension plan assets. We made no incremental pension contributions to the pension plan stemming from the 2007 EER.

        We have implemented bonus programs that are designed to reward our employees upon achievement of annual performance objectives. We calculate bonuses based on a formula, with targets that are set at the beginning of each fiscal year. Our Board of Directors approves both the formula and the targets.

        In fiscal 2007, we outperformed against our targets, which will result in a significant bonus payout during the first quarter of fiscal 2008 and a corresponding reduction of cash flow from operations in that quarter. We accrued and expensed this bonus, as it was earned, throughout fiscal 2007.

        As a result of our approved restructuring plans, we expect future cash expenditures of $173 million, which we recorded on our Consolidated Balance Sheet at October 31, 2007. We expect to make cash payments of approximately $123 million in fiscal 2008 and the majority of the remaining $50 million through 2014.

Pending and Subsequent Acquisitions

        For pending acquisitions, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2007, we are not involved in any material unconsolidated SPEs.

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

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant to our operations for fiscal 2007 were the euro, the Japanese yen and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone. We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2007 and 2006, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at October 31, 2007 and 2006. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $104 million at both October 31, 2007 and October 31, 2006.

Interest rate risk

        We also are exposed to interest rate risk related to our debt and investment portfolios and financing receivables. We issue long-term debt in either U.S. dollars or foreign currencies based on market conditions at the time of financing. We then typically use interest rate and/or currency swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve the exchange of fixed for floating interest payments. However, we may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if we believe a larger proportion of fixed-rate debt would be beneficial. In order to hedge the fair value of certain fixed-rate investments, we may enter into interest rate swaps that convert fixed interest returns into variable interest returns. We may use cash flow hedges to hedge the variability of LIBOR-based interest income received on certain variable-rate investments. We may also enter into interest rate swaps that convert variable rate interest returns into fixed-rate interest returns.

        We have performed sensitivity analyses as of October 31, 2007 and 2006, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investment instruments, financing receivables and interest rate swaps. The analyses use actual maturities for the debt, investments and interest rate swaps and approximate maturities for financing receivables. The discount rates we used were based on the market interest rates in effect at October 31, 2007 and 2006. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt and investment instruments and financing receivables, net of interest rate swap positions, of $17 million at October 31, 2007 and $19 million at October 31, 2006.

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly-traded equity securities, which had an estimated fair value of $9 million at October 31, 2007 and $36 million at October 31, 2006. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. However, we may use derivative transactions to hedge certain positions from time to time. We do not purchase our equity securities with the intent to use them for speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair values of our marketable equity securities of $3 million at October 31, 2007 and $11 million at October 31, 2006. The aggregate cost of privately-held companies and other investments was $533 million at October 31, 2007 and $362 million at October 31, 2006.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hewlett-Packard Company's internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 14, 2007 expressed an unqualified opinion thereon.

        As discussed in Note 1 to the consolidated financial statements, in fiscal year 2007, Hewlett-Packard Company changed its method of accounting for defined benefit postretirement plans in accordance with the guidance provided in Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)" and, in fiscal year 2006, changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

/s/ ERNST & YOUNG LLP
San Jose, California December 14, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited Hewlett-Packard Company's internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewlett-Packard Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Hewlett-Packard Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2007 and our report dated December 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California December 14, 2007

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

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2007, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2007. The effectiveness of HP's internal control over financial reporting as of October 31, 2007 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 73 of this Annual Report on Form 10-K.

/s/ MARK V. HURD Mark V. Hurd Chairman, Chief Executive Officer and President December 14, 2007	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer December 14, 2007

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2007	2006	2005
	In millions, except per share amounts
Net revenue:
Products	$84,229	$73,557	$68,945
Services	19,699	17,773	17,380
Financing income	358	328	371

Total net revenue	104,286	91,658	86,696

Costs and expenses:
Cost of products	63,435	55,248	52,550
Cost of services	15,163	13,930	13,674
Financing interest	289	249	216
Research and development	3,611	3,591	3,490
Selling, general and administrative	12,226	11,266	11,184
Amortization of purchased intangible assets	783	604	622
In-process research and development charges	190	52	2
Restructuring charges	387	158	1,684
Pension curtailments and pension settlements, net	(517)	—	(199)

Total operating expenses	95,567	85,098	83,223

Earnings from operations	8,719	6,560	3,473

Interest and other, net	444	606	83
Gains (losses) on investments	14	25	(13)

Earnings before taxes	9,177	7,191	3,543
Provision for taxes	1,913	993	1,145

Net earnings	$7,264	$6,198	$2,398

Net earnings per share:
Basic	$2.76	$2.23	$0.83

Diluted	$2.68	$2.18	$0.82

Weighted-average shares used to compute net earnings per share:
Basic	2,630	2,782	2,879

Diluted	2,716	2,852	2,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31
	2007	2006
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$11,293	$16,400
Short-term investments	152	22
Accounts receivable	13,420	10,873
Financing receivables	2,507	2,440
Inventory	8,033	7,750
Other current assets	11,997	10,779

Total current assets	47,402	48,264

Property, plant and equipment	7,798	6,863
Long-term financing receivables and other assets	7,647	6,649
Goodwill	21,773	16,853
Purchased intangible assets	4,079	3,352

Total assets	$88,699	$81,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,186	$2,705
Accounts payable	11,787	12,102
Employee compensation and benefits	3,465	3,148
Taxes on earnings	1,891	1,905
Deferred revenue	5,025	4,309
Accrued restructuring	123	547
Other accrued liabilities	13,783	11,134

Total current liabilities	39,260	35,850

Long-term debt	4,997	2,490
Other liabilities	5,916	5,497
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,580 and 2,732 shares issued and outstanding, respectively)	26	27
Additional paid-in capital	16,381	17,966
Prepaid stock repurchase	—	(596)
Retained earnings	21,560	20,729
Accumulated other comprehensive income	559	18

Total stockholders' equity	38,526	38,144

Total liabilities and stockholders' equity	$88,699	$81,981

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2007	2006	2005
		In millions
Cash flows from operating activities:
Net earnings	$7,264	$6,198	$2,398
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,705	2,353	2,344
Stock-based compensation expense	629	536	104
Provision (benefit) for doubtful accounts — accounts and financing receivables	47	4	(22)
Provision for inventory	362	267	398
Restructuring charges	387	158	1,684
Pension curtailments and pension settlements, net	(517)	—	(199)
In-process research and development charges	190	52	2
Deferred taxes on earnings	415	693	(162)
Excess tax benefit from stock-based compensation	(481)	(251)	—
(Gains) losses on investments	(14)	(25)	13
Other, net	(86)	18	(82)
Changes in assets and liabilities:
Accounts and financing receivables	(2,808)	(882)	666
Inventory	(633)	(1,109)	(208)
Accounts payable	(346)	1,879	846
Taxes on earnings	502	(513)	748
Restructuring	(606)	(810)	(247)
Other assets and liabilities	2,605	2,785	(255)

Net cash provided by operating activities	9,615	11,353	8,028

Cash flows from investing activities:
Investment in property, plant and equipment	(3,040)	(2,536)	(1,995)
Proceeds from sale of property, plant and equipment	568	556	542
Purchases of available-for-sale securities and other investments	(283)	(46)	(1,729)
Maturities and sales of available-for-sale securities and other investments	425	94	2,066
Payments made in connection with business acquisitions, net	(6,793)	(855)	(641)

Net cash used in investing activities	(9,123)	(2,787)	(1,757)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	1,863	(55)	(1)
Issuance of debt	4,106	1,121	84
Payment of debt	(3,419)	(1,259)	(1,827)
Issuance of common stock under employee stock plans	3,103	2,538	1,161
Repurchase of common stock	(10,887)	(6,057)	(3,514)
Prepayment of common stock repurchase	—	(1,722)	—
Excess tax benefit from stock-based compensation	481	251	—
Dividends	(846)	(894)	(926)

Net cash used in financing activities	(5,599)	(6,077)	(5,023)

(Decrease) increase in cash and cash equivalents	(5,107)	2,489	1,248
Cash and cash equivalents at beginning of period	16,400	13,911	12,663

Cash and cash equivalents at end of period	$11,293	$16,400	$13,911

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
						Accumulated Other Comprehensive (Loss) income
	Number of Shares	Par Value	Additional Paid-in Capital	Prepaid stock repurchase	Retained Earnings		Total
	In millions, except number of shares in thousands
Balance October 31, 2004	2,910,760	$29	$22,129	$—	$15,649	$(243)	$37,564
Net earnings					2,398		2,398
Net unrealized loss on available-for-sale securities						(1)	(1)
Net unrealized gains on cash flow hedges						69	69
Minimum pension liability						171	171
Cumulative translation adjustment						(17)	(17)

Comprehensive income							2,620

Issuance of common stock in connection with employee stock plans and other	76,884		1,452				1,452
Repurchases of common stock	(150,448)	(1)	(3,121)		(442)		(3,564)
Tax benefit from employee stock plans			30				30
Dividends					(926)		(926)

Balance October 31, 2005	2,837,196	$28	$20,490	$—	$16,679	$(21)	$37,176
Net earnings					6,198		6,198
Net unrealized loss on available-for-sale securities						(6)	(6)
Minimum pension liability						(9)	(9)
Cumulative translation adjustment						54	54

Comprehensive income							6,237

Issuance of common stock in connection with employee stock plans and other	117,720	1	2,487				2,488
Prepaid stock repurchase				(1,722)			(1,722)
Repurchases of common stock	(222,882)	(2)	(5,903)	1,126	(1,254)		(6,033)
Tax benefit from employee stock plans			356				356
Dividends					(894)		(894)
Stock-based compensation expense under SFAS 123R			536				536

Balance October 31, 2006	2,732,034	$27	$17,966	$(596)	$20,729	$18	$38,144
Net earnings					7,264		7,264
Net unrealized loss on available-for-sale securities						(12)	(12)
Net unrealized loss on cash flow hedges						(18)	(18)
Minimum pension liability						(3)	(3)
Cumulative translation adjustment						106	106

Comprehensive income							7,337

Issuance of common stock in connection with employee stock plans and other	116,661	1	3,134				3,135
Repurchases of common stock	(268,981)	(2)	(5,878)	596	(5,587)		(10,871)
Tax benefit from employee stock plans			530				530
Dividends					(846)		(846)
Stock-based compensation expense under SFAS 123R			629				629
Adjustment to accumulated other comprehensive income upon adoption of SFAS 158						468	468

Balance October 31, 2007	2,579,714	$26	$16,381	$—	$21,560	$559	$38,526

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

        HP has revised the presentation of its Consolidated Statements of Earnings and Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2006 and 2005 to provide improved visibility and comparability with the current year presentation. This change does not affect previously reported results of operations for any period presented, or previously reported subtotals within the Consolidated Statements of Cash Flows.

  Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Revenue Recognition

        Net revenue is derived primarily from the sale of products and services. The following revenue recognition policies define the manner in which HP accounts for sales transactions.

        HP recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. Additionally when HP recognizes revenue on sales to channel partners, including resellers, distributors or value-added solution providers we do so when the channel partners have economic substance apart from HP and we have completed our obligations related to the sale.

        When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, HP allocates revenue to each element based on its relative fair value, or for software, based on vendor specific objective evidence ("VSOE") of fair value. In the absence of fair value for a delivered element, HP first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, HP defers revenue for the delivered elements until the undelivered elements are delivered or the fair value is determinable for the remaining undelivered elements. HP limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

  Products

  Hardware

        Under HP's standard terms and conditions of sale, HP transfers title and risk of loss to the customer at the time product is delivered to the customer and revenue is recognized accordingly, unless customer acceptance is uncertain or significant obligations remain. HP reduces revenue for estimated customer returns, price protection, rebates and other programs offered under sales agreements established by HP with its distributors and resellers. HP records revenue from the sale of equipment under sales-type leases as product revenue at the inception of the lease. HP accrues the estimated cost of post-sale obligations, including basic product warranties, based on historical experience at the time HP recognizes revenue.

  Software

        In accordance with the specific guidance of the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" where applicable, the company recognizes revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. Term based software license revenue is recognized on a subscription basis over the term of the license entitlement. HP uses the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements exists, such as post-contract support, and all other revenue recognition criteria have been satisfied. Revenue generated from maintenance and unspecified upgrades or updates on a when-and-if-available basis is recognized over the period such items are delivered.

  Services

        HP recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-customer support contracts, ratably over the contract period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue and costs as services are rendered. HP recognizes revenue from fixed-price consulting arrangements over the contract period on a proportional performance basis, as determined by the relationship of actual labor costs incurred to date to the estimated total contract labor costs, with estimates regularly revised during the life of the contract. While HP uses the proportional performance basis as its basic accounting policy, the company uses the completed performance method if reasonable and reliable cost estimates for a project cannot be made. For outsourcing contracts, HP recognizes revenue ratably over the contractual service period for fixed price contracts and on the output or consumption basis for all other outsourcing contracts. HP recognizes costs associated with outsourcing contracts as incurred, unless such costs relate to the transition phase of the outsourcing contract, in which case HP generally amortizes those costs over the contractual service period. HP recognizes revenue from operating leases on a straight-line basis as service revenue over the rental period.

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

  Advertising

        HP expenses advertising costs as incurred or when the advertising is first run. Such costs totaled approximately $1.1 billion in each of fiscal 2007, fiscal 2006 and fiscal 2005.

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

  Cash and Cash Equivalents

        HP classifies investments as cash equivalents if the original maturity of an investment is three months or less. Cash and cash equivalents consists primarily of highly liquid investments in time deposits held in major banks and commercial paper. As of October 31, 2007 and 2006, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity. Interest income was approximately $598 million in fiscal 2007, $623 million in fiscal 2006 and $424 million in fiscal 2005.

  Allowance for Doubtful Accounts

        HP establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectibility. HP maintains bad debt reserves based on a variety of factors, including the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors and the financial condition of customers. HP records a specific reserve for individual accounts when HP becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position.

If circumstances related to customers change, HP would further adjust estimates of the recoverability of receivables.

  Inventory

        HP values inventory at the lower of cost or market, with cost computed on a first-in, first-out basis.

  Fixed Assets

        HP states property, plant and equipment at cost less accumulated depreciation. HP capitalizes additions and improvements. HP expenses maintenance and repairs as incurred. HP provides depreciation using straight-line or accelerated methods over the estimated useful lives of the assets. Estimated useful lives are 5 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. HP depreciates leasehold improvements over the life of the lease or the asset, whichever is shorter. HP depreciates equipment held for lease over the initial term of the lease to the equipment's estimated residual value.

        HP capitalizes certain internal and external costs incurred to acquire or create internal use software, principally related to software coding, designing system interfaces and installation and testing of the software. HP amortizes capitalized costs using the straight-line method over the estimated useful lives of the software, generally from three to five years.

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

  Investments

        HP's investments consist principally of time deposits, commercial paper, corporate debt, other debt securities, and equity securities of publicly-traded and privately-held companies. HP classifies investments with maturities of less than one year as short-term investments.

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

  Losses on Investments

        HP monitors its investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, HP records an impairment charge and establishes a new cost basis for the investment at its current fair value. In order to determine whether a decline in value is other than temporary, HP evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the company or financial institution, including key operational and cash flow metrics, current market conditions and future trends in the issuer's industry; the company's relative competitive position within the industry; and HP's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

        HP determined the declines in value of certain investments to be other than temporary. Accordingly, HP recorded impairments of approximately $28 million in fiscal 2007, $8 million in fiscal 2006 and $43 million in fiscal 2005. HP includes these impairments in gains (losses) on investments in the Consolidated Statements of Earnings. Depending on market conditions, HP may record additional impairments on its investment portfolio in the future.

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

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors and resellers deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances collectively, which were concentrated primarily in North America, represented approximately 23% of gross accounts receivable at October 31, 2007 and 21% at October 31, 2006. No single customer accounts for more than 10% of accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. To ensure a receivable balance is not overstated due to uncollectibility, an allowance for doubtful accounts is maintained as required under U.S. generally accepted accounting principles. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. The need to write off a receivable balance depends on the age, size and a determination of collectibility of the receivable. HP generally has experienced longer accounts receivable collection cycles in its emerging markets, in particular Asia Pacific and Latin America, compared to its United States and European markets. In the event that accounts receivable collection cycles in emerging markets significantly deteriorate or one or more of HP's larger resellers in these regions fail, HP's operating results could be adversely affected.

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

  Retirement and Post-Retirement Plans

        HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for all plans is September 30 for fiscal 2007 and fiscal 2006. See Note 15 for a full description of these plans and the accounting and funding policies, which is incorporated herein by reference.

  Recent Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by HP in the first quarter of fiscal 2008. The cumulative effects of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48" ("FSP FIN 48-1"). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore will be adopted by HP in the first quarter of fiscal 2008. While HP is still evaluating the impact of adoption of FIN 48 and FSP FIN 48-1 on its consolidated financial statements, it is estimated that the adoption of FIN 48 and FSP FIN 48-1 will result in a net increase to retained earnings in the range of $500 million to $900 million. This estimate is subject to revision as management completes its analysis.

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

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which HP adopted during fiscal 2007. See Note 15 for the effect of applying this provision on the consolidated financial statements. SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. HP expects to adopt the measurement provisions of SFAS 158 effective October 31, 2009.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. HP currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, that SFAS 159 will have on its consolidated results of operations and financial condition.

        In June 2007, the FASB also ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by HP in the first quarter of fiscal 2009. HP does not expect the adoption of EITF 07-3 to have a material effect on HP's consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

        In addition to the SFAS 158 adoption mentioned above, HP adopted the following accounting standards in fiscal 2007, none of which had a material effect on HP's consolidated results of operations during such period or financial condition at the end of such period:

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

Note 2: Stock-Based Compensation

        At October 31, 2007, HP has the stock-based employee compensation plans described below. The total compensation expense before taxes related to these plans was $629 million and $536 million for fiscal 2007 and 2006, respectively.

        Prior to November 1, 2005, HP accounted for those plans under the recognition and measurement provisions of APB 25. Accordingly, HP generally recognized stock-based compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to November 1, 2005, HP also provided pro forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

        Effective November 1, 2005, HP adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense in fiscal 2006 included compensation expense for all share-based payment awards granted prior to, but not yet vested as of, November 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. HP recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. HP estimated the forfeiture rates in fiscal 2007 and 2006 based on its historical experience for fiscal grant years where the majority of the vesting terms have been satisfied.

        As a result of adopting SFAS 123R, earnings before income taxes and net earnings in fiscal 2007 were lower by $494 million and $353 million, respectively, than if we had continued to account for stock-based compensation under APB 25. The unfavorable impact on both basic and diluted earnings per share in fiscal 2007 was $0.13 per share. Earnings before income taxes and net earnings in fiscal 2006 were lower by $448 million and $318 million, respectively, as a result of adopting SFAS 123R. The unfavorable impact on both basic and diluted earnings per share in fiscal 2006 was $0.11 per share. In addition, prior to the adoption of SFAS 123R, HP presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, the tax benefit resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those options is classified as financing cash flows.

        The pro forma table below reflects net earnings and basic and diluted net earnings per share for the following fiscal year ended October 31, 2005, if HP had applied the fair value recognition provisions of SFAS 123:

2005
In millions, except per share amounts
Net earnings, as reported	$2,398
Add: stock-based compensation included in reported net earnings, net of related tax effects	144
Less: stock-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(621)

Pro forma net earnings	$1,921

Basic net earnings per share:
As reported	$0.83

Pro forma	$0.67

Diluted net earnings per share:
As reported	$0.82

Pro forma	$0.66

Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Prior to November 1, 2005, employees were able to purchase stock semi-annually at a price equal to 85% of the fair market value at certain plan-defined dates. As of November 1, 2005, HP changed the ESPP so that employees will purchase stock semi-annually at a price equal to 85% of the fair market value on the purchase date. Since the price of the shares is now determined at the purchase date and there is no longer a look-back period, HP recognizes the expense based on the 15% discount at purchase. In fiscal 2007, ESPP compensation expense was $56 million, net of taxes. At October 31, 2007, approximately 161,000 employees were eligible to participate and approximately 51,000 employees were participants in the ESPP. In fiscal 2006, ESPP compensation expense was $53 million, net of taxes. At October 31, 2006, approximately 147,000 employees were eligible to participate and approximately 53,000 employees were participants in the ESPP. In fiscal 2007, participants purchased approximately 8,744,000 shares of HP common stock at a weighted-average price of $39 per share. In fiscal 2006, participants purchased approximately 11,076,000 shares of HP common stock at a weighted-average price of $30 per share. In fiscal 2005, participants purchased approximately 20,673,000 shares of HP common stock at a weighted-average price of $17 per share.

Incentive Compensation Plans

        HP stock option plans include principal plans adopted in 2004, 2000, 1995 and 1990 ("principal option plans"), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. All regular employees meeting certain employment qualifications were eligible to receive stock options in fiscal 2007. There were approximately 99,000 employees holding options under one or more of the option plans as of October 31, 2007. Options granted under the principal option plans are generally non-qualified stock options, but the principal option plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of HP's common stock on the option grant date (as determined by the average of the highest and lowest reported sale prices of HP's common stock on that date). The contractual term of options granted since fiscal 2003 was generally eight years, while the contractual term of options granted prior to fiscal 2003 was generally ten years. Under the principal option plans, HP may choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP has not granted any discounted options since fiscal 2003.

        Under the principal option plans, HP granted certain employees cash, restricted stock awards, or both. Restricted stock awards are nonvested stock awards that may include grants of restricted stock or grants of restricted stock units. Cash and restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest one to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. HP expenses the cost of the restricted stock awards, which HP has determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. In fiscal 2007, HP granted 1,469,000 shares of restricted stock with a weighted-average grant date fair value of $43. In fiscal 2006, HP granted 1,492,000 shares of restricted stock with a weighted-average grant date fair value of $32. In fiscal 2005, HP granted 6,773,000 shares of restricted stock with a weighted-average grant date fair value of $21. HP had 4,763,000 shares of restricted stock outstanding at October 31, 2007, 5,492,000 shares of restricted stock outstanding at October 31, 2006 and 7,099,000 shares of restricted stock outstanding at October 31, 2005. In fiscal 2007, HP granted 151,000 shares of restricted stock units with a weighted-average grant date fair value of $45. In fiscal 2006, HP granted 33,000 shares of restricted stock units with a weighted-average grant date fair value of $30. In fiscal 2005, HP granted 1,820,000 shares of restricted stock units with a weighted-average grant date fair value of $21. HP had restricted stock units covering approximately 935,000 shares outstanding at October 31, 2007, 873,000 shares outstanding at October 31, 2006 and 1,780,000 shares outstanding at October 31, 2005.

        In light of new accounting guidance under SFAS 123R, beginning in the second quarter of fiscal 2005 HP reevaluated its assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility in fiscal 2007, 2006 and 2005 was based on a market-based implied volatility.

        As part of its SFAS 123R adoption, HP also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, HP identified three employee populations. HP used the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted-average expected life in months of the combined three identified employee populations. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the three populations identified. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

        The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Stock Options(1)			ESPP
	2007	2006	2005	2005
Weighted-average fair value of grants	$13.01	$9.38	$5.63	$6.01
Risk-free interest rate	4.68%	4.35%	3.93%	2.66%
Dividend yield	0.8%	1.0%	1.5%	1.6%
Expected volatility	28%	29%	28%	30%
Expected life in months	59	57	54	6

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity under the principal option plans as of October 31 during each fiscal year were as follows:

	2007				2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	445,740	$31			531,233	$30
Granted and assumed through acquisitions	45,562	$40			52,271	$31
Exercised	(106,302)	$26			(100,986)	$22
Forfeited/cancelled/expired	(17,661)	$43			(36,778)	$40

Outstanding at end of year	367,339	$33	4.2	$7,375	445,740	$31	4.7	$4,861

Vested and expected to vest at end of year	361,496	$33	4.2	$7,256	437,109	$31	4.6	$4,742

Exercisable at end of year	265,366	$33	3.4	$5,298	316,341	$33	4.0	$3,081

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between HP's closing stock price on the last trading day of fiscal 2007 and fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 31, 2007 and 2006. This amount changes based on the fair market value of HP's stock. Total intrinsic value of options exercised in fiscal 2007 and 2006 was $2.0 billion and $1.2 billion, respectively. Total fair value of options vested and expensed in fiscal 2007 and 2006 was $297 million and $265 million, respectively, net of taxes.

        Option activity was as follows for the fiscal year ended October 31, 2005:

	Shares	Weighted- Average Exercise Price
	In thousands
Outstanding at beginning of year	549,868	$30
Granted	63,635	$22
Assumed through acquisitions	558	$1
Exercised	(46,628)	$17
Forfeited or cancelled	(36,200)	$35

Outstanding at end of year	531,233	$30

Exercisable at end of year	386,303	$33

        Information about options outstanding was as follows at October 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	Shares in thousands
$0-$9.99	678	6.0	$5	357	$6
$10-$19.99	40,902	3.8	$16	40,145	$16
$20-$29.99	134,093	4.5	$23	95,882	$23
$30-$39.99	85,074	4.6	$33	51,330	$34
$40-$49.99	71,619	4.3	$45	43,405	$46
$50-$59.99	21,759	2.7	$57	21,033	$57
$60 and over	13,214	1.7	$71	13,214	$71

	367,339	4.2	$34	265,366	$33

        As of October 31, 2007, $771 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average of 2.11 years. As of October 31, 2006, $677 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 2.30 years.

        Cash received from option exercises and purchases under the ESPP in fiscal 2007 was $3.1 billion. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2007 totaled $675 million. Cash received from option exercises and purchases under the ESPP in fiscal 2006 was $2.5 billion. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2006 totaled $420 million.

        Nonvested restricted stock awards as of October 31, 2007 and 2006 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
	In thousands
Nonvested at October 31, 2005	8,869	$21
Granted	1,525	$32
Vested	(2,521)	$21
Forfeited	(1,508)	$21

Nonvested at October 31, 2006	6,365	$24

Granted	1,620	$44
Vested	(1,284)	$25
Forfeited	(1,003)	$24

Nonvested at October 31, 2007	5,698	$29

        As of October 31, 2007, there was $83 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.02 years. As of October 31, 2006, there was $90 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.46 years.

        HP recorded $84 million, $58 million and $144 million of stock-based compensation expense, net of taxes, relating to options assumed through acquisitions and restricted stock awards in fiscal 2007, 2006, and 2005 respectively.

        HP allocated stock-based compensation expense related to the ESPP and the principal option plans under SFAS 123R as follows for each of the fiscal years:

	2007	2006
	In millions
Cost of sales	$161	$144
Research and development	74	70
Selling, general and administrative	394	322

Stock-based compensation expense before income taxes	629	536
Income tax benefit	(182)	(160)

Total stock-based compensation expense after income taxes	$447	$376

        Total stock-based compensation expense before taxes in fiscal 2007 excludes a $14 million credit adjustment in restructuring charges associated with the fiscal 2005 restructuring plan and a $29 million restructuring charge for accelerating the vesting of options held by those employees who elected to participate in the 2007 EER. In fiscal 2005, as part of its fiscal 2005 restructuring plans, HP accelerated the vesting on options held by terminated employees and included a one-year post-termination exercise period on the options. This modification resulted in compensation expense of $107 million that HP included in the restructuring charges. In fiscal 2006, an adjustment of $14 million was recorded as a reduction to the $107 million in restructuring charges to reflect actual stock-based compensation expense related to employees who left the company.

        Stock-based compensation expense recognized under incentive compensation plans was approximately $644 million in fiscal 2007 (including the $14 million credit adjustment in restructuring charges and a $29 million charge for accelerating the vesting of options held by those employees who elected to participate in the 2007 EER, both referred to above) $522 million in fiscal 2006 (including the $14 million credit in restructuring charges referred to above), and $211 million in fiscal 2005 (including the $107 million in restructuring charges referred to above).

Shares Reserved

        Shares available for future grant under the ESPP and stock-based compensation plans were 181,704,000 at October 31, 2007, including 45,312,000 shares under the assumed Compaq plans; 217,556,000 at October 31, 2006, including 39,151,000 shares under the assumed Compaq plans; and 260,669,000 at October 31, 2005, including 32,449,000 shares under the assumed Compaq plans.

        HP had 549,045,000 shares of common stock reserved at October 31, 2007, 664,267,000 shares of common stock reserved at October 31, 2006, and 794,750,000 shares of common stock reserved at October 31, 2005 for future issuance under all stock-related benefit plans. Additionally, HP had 21,494,000 shares of common stock reserved at each of October 31, 2007, October 31, 2006 and October 31, 2005 for future issuances related to conversion of its outstanding zero-coupon subordinated notes.

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

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the following fiscal years ended October 31:

	2007	2006	2005
	In millions, except per share amounts
Numerator:
Net earnings	$7,264	$6,198	$2,398
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	7	7	—

Net earnings, adjusted	$7,271	$6,205	$2,398

Denominator:
Weighted-average shares used to compute basic EPS	2,630	2,782	2,879
Effect of dilutive securities:
Dilution from employee stock plans	78	62	30
Zero-coupon subordinated convertible notes	8	8	—

Dilutive potential common shares	86	70	30

Weighted-average shares used to compute diluted EPS	2,716	2,852	2,909

Net earnings per share:
Basic	$2.76	$2.23	$0.83

Diluted	$2.68	$2.18	$0.82

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. In fiscal 2007, 2006 and 2005, HP excluded 60 million shares, 130 million shares and 255 million shares, respectively, from its diluted EPS calculation. Also, as a result of adopting SFAS 123R on November 1, 2005, HP excluded from the calculation of diluted EPS options to purchase an additional 33 million shares and 48 million shares in fiscal 2007 and fiscal 2006, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock, as their effect would be anti-dilutive. In addition, HP excluded approximately 8 million shares of HP stock issuable upon the assumed conversion of zero-coupon subordinated notes from the calculation of diluted EPS in fiscal 2005 because the effect was anti-dilutive.

Note 4: Balance Sheet Details

        Balance sheet details were as follows for the following fiscal years ended October 31:

  Accounts and Financing Receivables

	2007	2006
	In millions
Accounts receivable	$13,646	$11,093
Allowance for doubtful accounts	(226)	(220)

	$13,420	$10,873

Financing receivables	$2,547	$2,480
Allowance for doubtful accounts	(40)	(40)

	$2,507	$2,440

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $525 million as of October 31, 2007. HP sold approximately $2.2 billion of trade receivables during fiscal 2007. As of October 31, 2007, HP had approximately $117 million available under these programs.

  Inventory

	2007	2006
	In millions
Finished goods	$5,404	$5,424
Purchased parts and fabricated assemblies	2,629	2,326

	$8,033	$7,750

  Other Current Assets

	2007	2006
	In millions
Deferred tax assets—short-term	$4,609	$4,144
Tax, supplier and other receivables	5,655	5,242
Prepaid and other current assets	1,733	1,393

	$11,997	$10,779

  Property, Plant and Equipment

	2007	2006
	In millions
Land	$464	$534
Buildings and leasehold improvements	6,044	5,771
Machinery and equipment	9,903	8,719

	16,411	15,024

Accumulated depreciation	(8,613)	(8,161)

	$7,798	$6,863

        Depreciation expense was approximately $1.9 billion in fiscal 2007 and $1.7 billion in both fiscal 2006 and fiscal 2005.

  Long-Term Financing Receivables and Other Assets

	2007	2006
	In millions
Financing receivables	$2,778	$2,340
Deferred tax assets—long-term	961	1,475
Other	3,908	2,834

	$7,647	$6,649

  Other Accrued Liabilities

	2007	2006
	In millions
Other accrued taxes	$2,965	$2,366
Warranty	1,762	1,585
Sales and marketing programs	2,930	2,394
Other	6,126	4,789

	$13,783	$11,134

  Other Liabilities

	2007	2006
	In millions
Pension, post-retirement, and post-employment liabilities	$1,495	$2,099
Long-term deferred revenue	2,459	1,750
Other long-term liabilities	1,962	1,648

	$5,916	$5,497

        Long-term deferred revenue represents service and product deferred revenue to be recognized after one year from the balance sheet date. Deferred revenue represents amounts received or billed in advance for fixed-price support or maintenance contracts, software customer support contracts, outsourcing services start-up or transition work, consulting and integration projects, product sales and leasing income. The fixed-price support or maintenance contracts include stand-alone product support packages, routine maintenance service contracts, upgrades or extensions to standard product warranty, as well as high availability services for complex, global, networked, multi-vendor environments. HP defers these service amounts at the time HP bills the customer, and HP then recognizes the amounts ratably over the contract life or as HP renders the services.

Note 5: Supplemental Cash Flow Information

        Supplemental cash flow information was as follows for the following fiscal years ended October 31:

	2007	2006	2005
	In millions
Cash paid for income taxes, net	$956	$637	$884
Cash paid for interest	$489	$299	$447
Non-cash investing and financing activities:
Issuance of common stock and options assumed in business acquisitions	$41	$13	$12
Purchase of assets under financing arrangement	$57	$—	$—
Purchase of assets under capital leases	$—	$19	$—

Note 6: Acquisitions

        HP has recorded all acquisitions using the purchase method of accounting and, accordingly, included the results of operations in HP's consolidated results as of the date of each acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including in-process research & development ("IPR&D") charges, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management's estimates and assumptions. HP does not expect goodwill recorded on a majority of these acquisitions to be deductible for tax purposes. HP has not presented pro forma results of operations because these acquisitions are not material to HP's consolidated results of operations on either an individual or an aggregate basis.

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

        Based on valuations prepared using estimates and assumptions provided by management, the purchase price allocation as of the date of acquisition has been allocated as follows:

In millions
Cash and short-term investments	$830
Other tangible assets	541
Notes payable	(303)
Other liabilities assumed.	(954)

Total net assets	114
Amortizable intangible assets	1,079
Goodwill	3,480
IPR&D	181

Total purchase price.	$4,854

        Note 8 contains information related to the cost of restructuring programs for Mercury employees, which was also included as part of other liabilities assumed.

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

  Opsware Acquisition

        On September 17, 2007, HP completed its tender offer for Opsware Inc. ("Opsware"), a leader in data center automation, and acquired more than 90% of Opsware's common shares for cash consideration of $14.25 per share. On September 21, 2007, HP acquired all remaining outstanding Opsware shares and Opsware became a wholly owned subsidiary of HP which will be included in the HP Software segment.

        The aggregate purchase price of approximately $1.7 billion consisted of cash paid for outstanding stock, vested in-the-money stock options and direct transaction costs. In addition, the purchase price also included the estimated fair value of earned unvested stock options and out-of-the-money vested stock options assumed by HP. In connection with this acquisition, HP recorded approximately

$1.3 billion of goodwill and $249 million of amortizable intangible assets. HP is amortizing the purchased intangibles on a straight-line basis over their estimated lives ranging from five to six years. HP did not record any IPR&D in connection with the Opsware acquisition.

  Other Acquisitions in fiscal 2007

        HP also completed eight other acquisitions during fiscal 2007. Total consideration for these acquisitions was approximately $1.0 billion, which included direct transaction costs, the estimated fair value of earned unvested stock options and certain liabilities recorded in connection with these acquisitions. The largest of these transactions was the acquisition of Neoware, Inc., which HP expects to further its leadership in personal computing by accelerating HP's thin client portfolio.

        HP recorded approximately $700 million of goodwill and $182 million of purchased intangibles in connection with these other acquisitions. HP also recorded approximately $9 million of IPR&D related to these acquisitions in fiscal 2007. Projects that qualify for treatment as IPR&D have not yet reached technological feasibility and have no alternative use.

        HP has included the results of operations of these transactions prospectively from the respective date of the transaction.

  Pending and Subsequent Acquisitions

        In November 2007, HP agreed to acquire EYP Mission Critical Facilities Inc., a consulting company specializing in strategic technology planning, design and operations support for large-scale data centers. The transaction is subject to certain closing conditions and is expected to be completed during HP's first quarter of fiscal 2008. Upon completion, the business is expected to be fully integrated into HP Services.

        In November 2007, HP completed the acquisition of MacDermid ColorSpan Inc., a privately held manufacturer of wide-format digital inkjet printers. The business is being integrated into HP's Imaging and Printing Group.

        In November 2007, HP completed the acquisition of Atos Origin Middle East Group, one of the Middle East's leading systems integrators. The business is being integrated into HP Services.

        In December 2007, HP agreed to acquire NUR Macroprinters Ltd., a maker of industrial wide-format digital inkjet printers. This transaction is subject to certain closing conditions and is expected to be completed during HP's second quarter of fiscal 2008. Upon completion, the business is expected to be fully integrated into HP's Imaging and Printing Group.

  Acquisitions in fiscal 2006

  Peregrine

        On December 19, 2005, HP acquired the outstanding shares of Peregrine Systems, Inc. ("Peregrine") in a cash merger for $26.08 per share. The purchase price was approximately $538 million, consisting of $442 million of cash paid, which includes direct transaction costs, as well as the assumption of certain liabilities in connection with the transaction. The acquisition of Peregrine added key asset and service management components to the HP OpenView portfolio, a distributed management software suite for business operations and IT. In connection with this acquisition, HP recorded approximately $342 million of goodwill and $162 million of amortizable intangible assets. HP also expensed $34 million for IPR&D. HP is amortizing the purchased intangibles, principally customer relationships and developed technology, on a straight-line basis over their estimated useful lives ranging from five to six years.

  Other Acquisitions in fiscal 2006

        HP also completed seven other acquisitions during fiscal 2006. Total consideration for these acquisitions and the buyout of a minority interest was approximately $473 million, which included direct transaction costs. The largest of these transactions was the acquisition of substantially all of the assets of Scitex Vision Ltd ("Scitex"). The Scitex asset acquisition expanded HP's leadership in printing into the industrial wide-format market.

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

Note 7: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of October 31, 2007 and 2006 and changes in the carrying amount of goodwill during the fiscal year ended October 31, 2007 are as follows:

	HP Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2006	$6,339	$5,091	$1,098	$2,322	$1,853	$150	$16,853
Goodwill acquired during the period	93	173	4,868	290	71	—	5,495
Goodwill adjustments	(211)	(188)	(45)	(89)	(37)	(5)	(575)

Balance at October 31, 2007	$6,221	$5,076	$5,921	$2,523	$1,887	$145	$21,773

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

        Based on the results of its annual impairment tests, HP determined that no impairment of goodwill existed as of August 1, 2007 or August 1, 2006. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions for each of the following fiscal years ended October 31 are composed of:

	2007			2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$3,239	$(1,679)	$1,560	$2,586	$(1,293)	$1,293
Developed and core technology and patents	2,768	(1,694)	1,074	1,923	(1,307)	616
Product trademarks	115	(92)	23	103	(82)	21

Total amortizable purchased intangible assets	6,122	(3,465)	2,657	4,612	(2,682)	1,930
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$7,544	$(3,465)	$4,079	$6,034	$(2,682)	$3,352

        Amortization expense related to finite-lived purchased intangible assets was approximately $783 million in fiscal 2007, $604 million in fiscal 2006 and $622 million in fiscal 2005.

        Based on the results of its annual impairment tests, HP determined that no impairment of the Compaq trade name existed as of August 1, 2007 or August 1, 2006. However, future impairment tests could result in a charge to earnings. HP will continue to evaluate the purchased intangible asset with an indefinite life on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

        The finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted-average useful lives of approximately eight years, and developed and core technology, patents and product trademarks, which have weighted-average useful lives of approximately six years.

        Estimated future amortization expense related to finite-lived purchased intangible assets at October 31, 2007 was as follows:

Fiscal year:	In millions
2008	$779
2009	692
2010	585
2011	337
2012	166
Thereafter	98

Total	$2,657

Note 8: Restructuring Charges

  Fiscal 2007 U.S. Enhanced Early Retirement Program

        In the second quarter of fiscal 2007, HP announced that it was offering eligible employees an option to participate in the 2007 EER. The 2007 EER was open to employees who satisfied defined eligibility criteria based on combined age and years of service as well as to otherwise eligible employees who had been included in previous restructuring programs or who voluntarily left the company since November 30, 2006. A total of 3,080 employees participated in the 2007 EER, including 595 persons who had been included in previous restructuring programs or who had voluntarily left the company since November 30, 2006. All participating employees left the company by May 31, 2007. HP recorded a net restructuring charge of $354 million in fiscal 2007 in connection with the 2007 EER. This charge reflected $367 million of severance and benefits cost for the participating employees, $29 million of stock-based compensation expense for accelerating the vesting of options held by participating employees and $2 million of outplacement costs. These charges were partially offset by a $28 million settlement gain from HP's U.S. pension plan and a $16 million curtailment gain from its U.S. post-retirement benefit plans. The net restructuring charge of $354 million for the 2007 EER program was subsequently offset by a $542 million curtailment gain that HP recognized in fiscal 2007, resulting from changes in the U.S. defined benefit pension and post-retirement plans that HP also announced in the second quarter of 2007. HP funded the cash expenditures associated with the 2007 EER primarily by using available U.S. pension plan assets. For more information, see Note 15, which is incorporated herein by reference.

  Fiscal 2007 Mercury Plan

        In connection with the acquisition of Mercury, HP's management approved and initiated plans to restructure the operations of Mercury to eliminate certain duplicative activities, reduce the cost structure and better align product and operating expenses with existing general economic conditions. During fiscal 2007, HP recorded $45 million in severance-related costs associated with the initial estimate of the elimination of approximately 370 positions primarily in the United States and in Europe. HP eliminated substantially all of these positions and paid the majority of the related severance payments in fiscal 2007.

        During fiscal 2007, HP also recorded a total cost of $13 million related to exiting duplicative leased facilities. HP expects to pay the costs for exiting the facilities through 2014.

        All Mercury restructuring costs are reflected in the purchase price of Mercury in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." These costs are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

  Fiscal 2005 Restructuring Plans

        In the fourth quarter of fiscal 2005, HP's Board of Directors approved a restructuring plan designed to simplify HP's structure, reduce costs and place greater focus on its customers. At that time, HP estimated that it would eliminate 15,300 positions in connection with the restructuring plan. Subsequent to the initial estimate, HP reduced the number of total positions to 14,985. As of October 31, 2007, HP had substantially completed eliminating these positions. The initial charge for these actions totaled $1.6 billion. During fiscal 2007, HP recognized a net $46 million reduction recorded in the first quarter of fiscal 2007, which included severance adjustments for employees whose positions HP eliminated but who found other positions within HP, a $14 million non-cash stock-based compensation expense adjustment, and a $9 million curtailment gain relating to the HP subsidized U.S. retiree medical program. This net reduction was offset by $46 million of higher employee severance and other benefit charges than originally estimated. HP had paid the majority of the costs related to severance and other employee benefits as of October 31, 2007 and expects to pay out the remaining costs associated primarily with tax payments for early retirees through fiscal 2018.

        In the third quarter of fiscal 2005, HP's management approved a restructuring plan and HP recorded restructuring charges of $109 million related to severance and related costs associated with the termination of approximately 1,450 employees, all of whom left HP as of October 31, 2005. HP paid all of the costs associated with the restructuring plan as of January 31, 2007.

  Fiscal 2003, 2002 and 2001 Restructuring Plans

        The 2003, 2002 and 2001 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. In fiscal 2007, HP recorded an adjustment of $33 million in additional restructuring charges relating primarily to facility lease obligations. As of October 31, 2007, the aggregate $69 million outstanding restructuring liability with respect to these plans relates primarily to facility lease obligations. HP expects to pay the majority of these obligations over the lives of the related obligations, which extend to the end of fiscal 2010.

  Workforce Rebalancing

        As part of our ongoing business operations, HP incurs workforce rebalancing charges for severance and related costs within certain business segments. Workforce rebalancing activities are considered part of normal operations as HP continues to optimize our cost structure. Workforce rebalancing costs are included in HP's business segment results, and HP expects to incur additional workforce rebalancing costs in the future.

Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for fiscal 2007:

							As of October 31, 2007
	Balance, October 31, 2006	Fiscal year 2007 charges (reversals)	Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, October 31, 2007	Total costs and adjustments to date	Total expected costs and adjustments
					In millions
Fiscal 2007 U.S. Enhanced Early Retirement Program
Employee severance and other benefits charges		$354		$(2)	$(352)	$—	$354	$354
Fiscal 2007 Mercury Plan:
Employee severance and other benefits charges			$45	$(30)	$2	$17	$45	$45
Infrastructure			13	(7)	1	7	13	13

Total employee severance and other benefits charges			$58	$(37)	$3	$24	$58	$58
Fiscal 2005 plan	$521	$—	$—	$(484)	$43	$80	$1,780	$1,780
Fiscal 2003, 2002 and 2001 plans	117	33	(10)	(83)	12	69	4,145	4,145

Total restructuring plans	$638	$387	$48	$(606)	$(294)	$173	$6,337	$6,337

        At October 31, 2007 and October 31, 2006, HP included the long-term portion of the restructuring liability of $50 million and $91 million, respectively, in Other Liabilities in the accompanying Consolidated Balance Sheets.

Note 9: Financial Instruments

  Investments in Debt and Equity Securities

        Investments in available-for-sale debt and equity securities at fair value were as follows for the following fiscal years ended October 31:

	2007				2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	In millions
Available-for-Sale Securities
Debt securities:
Time deposits	$141	$—	$—	$141	$2	$—	$—	$2
Commercial paper	104	—	—	104	—	—	—	—
Corporate debt	11	—	—	11	20	—	—	20
Other debt securities	27	—	(2)	25	21	—	(1)	20

Total debt securities	283	—	(2)	281	43	—	(1)	42
Equity securities in public companies	3	6	—	9	13	23	—	36

	$286	$6	$(2)	$290	$56	$23	$(1)	$78

        Time deposits consist of certificate of deposits with maturity dates greater than three months. Commercial paper investments include asset-backed commercial paper. Corporate debt consists primarily of loans to the other companies that are guaranteed by standby letters of credit issued by third-party banks. Other debt securities consist primarily of fixed-interest securities invested for early retirement purposes. Equity securities in public companies are primarily common stock.

        HP estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that could have been realized as of year-end or that will be realized in the future.

        The gross unrealized losses as of October 31, 2007 were associated with other debt securities with a fair value of $20 million that had been in a continuous loss position for 12 months or longer. The gross unrealized losses were due primarily to changes in interest rates. Because HP has the intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in fair value, HP does not consider those investments to be other-than-temporarily impaired as of October 31, 2007. The gross unrealized losses as of October 31, 2006 were associated with other debt securities with a fair value of $18 million and had been in a continuous loss position for fewer than 12 months.

        Contractual maturities of available-for-sale debt securities were as follows at October 31, 2007:

	Available-for-Sale Securities
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$152	$152
Due in 1-5 years	131	129

	$283	$281

        Proceeds from sales or maturities of available-for-sale and other securities were $425 million in fiscal 2007, $91 million in fiscal 2006 and $2.1 billion in fiscal 2005. The gross realized gains totaled $42 million in fiscal 2007. The gross realized gains and losses totaled $35 million and $2 million, respectively, in fiscal 2006. The gross realized gains and losses totaled $31 million and $1 million, respectively, in fiscal 2005. The specific identification method is used to account for gains and losses on available-for-sale securities.

        A summary of the carrying values and balance sheet classification of all investments in debt and equity securities was as follows for the following fiscal years ended October 31:

	2007	2006
	In millions
Available-for-sale debt securities	$152	$22

Short-term investments	152	22

Available-for-sale debt securities	129	20
Available-for-sale equity securities	9	36
Equity securities in privately-held companies and other investments	533	362

Included in long-term financing receivables and other assets	671	418

Total investments	$823	$440

        Equity securities in privately-held companies include cost basis and equity method investments. Other investments consist primarily of marketable trading securities held to generate returns that HP expects to offset changes in certain liabilities related to deferred compensation arrangements. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in interest and other, net, in HP's Consolidated Statements of Earnings. The gains or losses associated with these securities are not material for both fiscal years 2007 and 2006.

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

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six months. However, certain leasing revenue-related forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. As of October 31, 2007, amounts related to derivatives qualifying as cash flow hedges amounted to an accumulated other comprehensive loss of $64 million, net of taxes, of which $63 million HP expects to reclassify to earnings in the next 12 months along with the earnings effects of the related forecasted transactions. In addition, during fiscal 2007 and 2006 HP did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. For derivative instruments that are designated as net investment hedges, HP records the effective portion of the gain or loss on the derivative instrument together with changes in the hedged items in cumulative translation adjustment as a separate component of stockholders' equity. Cumulative translation adjustment decreased as result of an unrecognized net loss on net investment hedges of $109 million and $31 million for the fiscal years ended October 31, 2007 and 2006, respectively.

  Other Derivatives

        Other derivatives not designated as hedging instruments under SFAS 133 consist primarily of forward contracts HP uses to hedge foreign currency balance sheet exposures. For derivative instruments not designated as hedging instruments under SFAS 133, HP recognizes changes in the fair values in earnings in the period of change. HP recognizes the gains or losses on foreign currency forward contracts used to hedge balance sheet exposures in interest and other, net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities. Interest and other, net, included net foreign currency exchange gains of approximately $86 million in fiscal 2007, gains of approximately $54 million in fiscal 2006, and gains of approximately $70 million in fiscal 2005.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt and investments with the change in fair value of the derivative. For interest rate swaps designated as cash flow hedges, HP measures effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in expected interest income received due to the fluctuations in the LIBOR based interest rate. For foreign currency option and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statements of Earnings. As of October 31, 2007, the portion of hedging instruments' gains or losses excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the fiscal years ended October 31, 2007, 2006 and 2005.

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

	2007
	Gross Notional	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$2,450	$—	$21	$—	$—	$21
Cash flow hedges	9,657	73	—	(183)	—	(110)
Net investment hedges	1,002	5	—	(78)	(27)	(100)
Other derivatives	17,854	86	7	(377)	(87)	(371)

Total	$30,963	$164	$28	$(638)	$(114)	$(560)

	2006
	Gross Notional	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$2,550	$1	$2	$(1)	$(3)	$(1)
Cash flow hedges	8,768	33	—	(97)	—	(64)
Net investment hedges	844	1	1	(8)	(7)	(13)
Other derivatives	10,482	25	13	(135)	(28)	(125)

Total	$22,644	$60	$16	$(241)	$(38)	$(203)

  Fair Value of Other Financial Instruments

        For certain of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short-and long-term debt was approximately $8.1 billion at October 31, 2007, compared to a carrying value of $8.2 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

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

	2007	2006
	In millions
Minimum lease payments receivable	$5,568	$5,010
Allowance for doubtful accounts	(84)	(80)
Unguaranteed residual value	291	289
Unearned income	(490)	(439)

Financing receivables, net	5,285	4,780
Less current portion	(2,507)	(2,440)

Amounts due after one year, net	$2,778	$2,340

        As of October 31, 2007, scheduled maturities of HP's minimum lease payments receivable were as follows for the following fiscal years ended October 31:

	2008	2009	2010	2011	2012	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$2,706	$1,485	$759	$334	$168	$116	$5,568

        Equipment leased to customers under operating leases was $2.4 billion at October 31, 2007 and $2.1 billion at October 31, 2006 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.6 billion at both October 31, 2007 and October 31, 2006. As of October 31, 2007, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows for the following fiscal years ended October 31:

	2008	2009	2010	2011	2012	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$882	$430	$196	$85	$31	$25	$1,649

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

        The changes in HP's aggregate product warranty liabilities were as follows for the following fiscal years ended October 31:

	2007	2006
	In millions
Product warranty liability at beginning of year	$2,248	$2,172
Accruals for warranties issued	2,712	2,467
Adjustments related to pre-existing warranties (including changes in estimates)	(108)	(45)
Settlements made (in cash or in kind)	(2,476)	(2,346)

Product warranty liability at end of year	$2,376	$2,248

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows for the following fiscal years ended October 31:

	2007		2006
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$675	4.0%	$2,081	5.7%
Commercial paper	2,065	5.0%	190	3.3%
Notes payable to banks, lines of credit and other	446	5.2%	434	4.6%

	$3,186		$2,705

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $391 million and $393 million at October 31, 2007 and 2006, respectively.

  Long-Term Debt

        Long-term debt was as follows for the following fiscal years ended October 31:

	2007	2006
	In millions
U.S. Dollar Global Notes
$1,000 issued December 2001 at 5.75%, matured and paid December 2006	$—	$1,000
$1,000 issued June 2002 at 5.5%, matured and paid July 2007	—	999
$500 issued June 2002 at 6.5%, due July 2012	499	498
$500 issued March 2003 at 3.625%, due March 2008	500	499
$1,000 issued May 2006 at floating interest rate, due May 2009 and redeemed June 2007	—	1,000
$600 issued February 2007 at floating interest rate, due March 2012	600	—
$900 issued February 2007 at 5.25%, due March 2012	900	—
$500 issued February 2007 at 5.4%, due March 2017	499	—
$1,000 issued June 2007 at floating interest rate, due June 2009	1,000	—
$1,000 issued June 2007 at floating interest rate, due June 2010	1,000	—

	4,998	3,996

Series A Medium-Term Notes
$50 issued December 2002 at 4.25%, due December 2007	50	50

	50	50

Other
$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	371	360
Other, including capital lease obligations, at 3.75%-15%, due 2006-2029	263	228

	634	588

Fair value adjustment related to SFAS No. 133	(10)	(63)
Less current portion	(675)	(2,081)

	$4,997	$2,490

        HP may redeem some or all of the Global Notes and the Series A Medium-Term Notes (collectively, the "Notes"), as set forth in the above table, at any time at the redemption prices described in the prospectus supplements relating thereto. The Notes are senior unsecured debt.

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to enable HP to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. On May 23, 2006, HP issued $1.0 billion in floating rate global notes due May 22, 2009 under the 2006 Shelf Registration Statement. The notes bear interest at a floating rate equal to the three-month USD LIBOR plus 0.125% per annum. HP used a portion of the proceeds it received to repay its 5.25% Euro Medium-Term Notes due July 2006 at maturity and the remainder of the net proceeds for general corporate purposes.

        On February 22, 2007, HP issued an additional $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum, and $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum. HP issued the $600 million notes at par, and HP issued the $900 million notes and $500 million notes at discounts to par at 99.938% and 99.694%, respectively. HP used the net proceeds from this offering for general corporate purposes, including funding the repurchase of the notes it assumed in connection with the Mercury acquisition as described in detail below and repaying short-term commercial paper.

        On June 12, 2007, HP issued an additional $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes included $1.0 billion of notes due June 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.01% per annum, and $1.0 billion of notes due June 2010 with a floating interest rate equal to the three-month USD LIBOR plus 0.06% per annum. HP issued these global notes at par. HP used the net proceeds from these offerings for general corporate purposes, including the redemption of the floating rate global notes due May 22, 2009 in June 2007 and the repayment of short-term commercial paper.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of October 31, 2007, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

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

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of October 31, 2007 was approximately $1.8 billion.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of October 31, 2007, the carrying value of the assets approximated the carrying value of the borrowings of $5 million.

        At October 31, 2007, HP had up to approximately $10 billion of available borrowing resources under the 2002 Shelf Registration Statement and other programs. HP also may issue additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

        Aggregate future maturities of long-term debt at face value (excluding the fair value adjustment related to SFAS 133 of $10 million and discount on debt issuance of $145 million) were as follows at October 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
				In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$683	$1,037	$1,022	$5	$2,007	$1,073	$5,827

        Interest expense on borrowings was $531 million in fiscal 2007, $336 million in fiscal 2006, and $334 million in fiscal 2005.

Note 13: Taxes on Earnings

        The domestic and foreign components of earnings (losses) were as follows for the following fiscal years ended October 31:

	2007	2006	2005
	In millions
U.S.	$3,577	$1,645	$(1,406)
Non-U.S.	$5,600	5,546	4,949

	$9,177	$7,191	$3,543

        The provision for (benefit from) taxes on earnings was as follows for the following fiscal years ended October 31:

	2007	2006	2005
	In millions
U.S. federal taxes:
Current	$211	$(443)	$687
Deferred	657	524	(139)
Non-U.S. taxes:
Current	1,281	755	598
Deferred	(125)	173	(19)
State taxes:
Current	34	(11)	21
Deferred	(145)	(5)	(3)

	$1,913	$993	$1,145

        The significant components of deferred tax assets and deferred tax liabilities were as follows for the following fiscal years ended October 31:

	2007		2006
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$1,573	$—	$558	$—
Credit carryforwards	1,999	—	2,247	—
Unremitted earnings of foreign subsidiaries	—	4,018	—	4,111
Inventory valuation	173	11	135	74
Intercompany transactions—profit in inventory	506	—	519	—
Intercompany transactions—excluding inventory	1,850	—	1,471	—
Fixed assets	295	7	362	5
Warranty	709	—	670	—
Employee and retiree benefits	1,014	543	1,545	553
Accounts receivable allowance	190	2	152	—
Capitalized research and development	1,538	—	1,880	—
Purchased intangible assets	48	627	58	445
Restructuring	75	—	182	—
Equity investments	61	—	54	—
Deferred revenue	748	—	592	—
Other	1,134	112	896	103

Gross deferred tax assets and liabilities	11,913	5,320	11,321	5,291
Valuation allowance	(1,543)	—	(840)	—

Total deferred tax assets and liabilities	$10,370	$5,320	$10,481	$5,291

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the following fiscal years ended October 31:

	2007	2006
	In millions
Current deferred tax assets	$4,609	$4,144
Current deferred tax liabilities	(123)	(138)
Long-term deferred tax assets	961	1,475
Long-term deferred tax liabilities	(397)	(291)

Total deferred tax assets net of deferred tax liabilities	$5,050	$5,190

        At October 31, 2007, HP had a deferred tax asset of $1.6 billion related to loss carryforwards, of which $1.2 billion relates to foreign net operating losses. HP has provided a valuation allowance of $1.1 billion on those foreign net operating loss carryforwards that HP does not expect to utilize. The remaining $377 million deferred tax asset relates to $970 million and $805 million of federal and state net operating losses, respectively, including losses from acquired companies. HP has provided $178 million in valuation allowance for such losses, which begin to expire in fiscal 2010.

        Of the total tax credit carryforwards of $2.0 billion, HP had foreign tax credit carryforwards of $1.1 billion, of which $29 million will expire in fiscal 2012 and the remainder of which will begin to expire in fiscal 2015. HP had alternative minimum tax credit carryforwards of $86 million, which do not expire, and research and development credit carryforwards of $387 million, which will begin to expire in fiscal 2019. HP also had tax credit carryforwards of $436 million in various states and foreign countries, on which HP has provided a valuation allowance of $263 million. These credits begin to expire in fiscal 2009.

        Gross deferred tax assets at October 31, 2007 and 2006 were reduced by valuation allowances of $1.5 billion and $840 million, respectively. Total valuation allowances increased by $703 million. This valuation allowance increase was composed of a $787 million net increase attributable to foreign net operating losses not previously recorded as deferred tax assets, a $96 million increase attributable to non-U.S. tax credits, and a $20 million increase attributable to federal net operating loss carryovers. These increases were partially offset by an $86 million decrease in the valuation allowances on unrealized domestic capital losses, and a $114 million decrease in the valuation allowances for state tax credits and net operating losses. Of the $1.5 billion in valuation allowances at October 31, 2007, $140 million was related to deferred tax assets for acquired companies that existed at the time of acquisition. In the future, if HP determines that the realization of these deferred tax assets is more likely than not, the reversal of the related valuation allowance will reduce goodwill instead of the provision for taxes.

        Of the total tax benefits resulting from the exercise of employee stock options and other employee stock programs, the amounts recorded to stockholders' equity were approximately $530 million in fiscal 2007, $356 million in fiscal 2006 and $30 million in fiscal 2005.

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the following fiscal years ended October 31:

	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.5	(0.1)	(3.0)
Lower rates in other jurisdictions, net	(13.2)	(11.9)	(23.6)
Jobs Act Repatriation, including state taxes	—	—	22.4
Research and development credit	(0.6)	(0.2)	(0.2)
Valuation allowance	(1.7)	(1.0)	3.4
U.S. federal tax audit settlement	—	(7.9)	—
Other, net	0.8	(0.1)	(1.7)

	20.8%	13.8%	32.3%

        In fiscal 2007, HP recorded $80 million of net income tax benefit related to items unique to the year. This is attributable to a $154 million valuation allowance release attributable to state tax credits and $60 million benefit from foreign net operating losses, offset by $96 million net increase to various tax reserves, a net tax charge of $18 million for the adjustment to estimated fiscal 2006 tax accruals upon filing the 2006 U.S. federal and state income tax returns, and a net tax charge of $20 million for other items.

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

        In December 2006, the Tax Relief and Health Care Act of 2006 was signed into law, which includes a retroactive reinstatement of the research and development credit. The retroactive amount was recorded in HP's financial statements in the first quarter of fiscal 2007. The amount did not have a material impact on HP's consolidated results of operations and financial condition.

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

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing activities of subsidiaries in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes through 2019. The gross income tax benefits attributable to the tax status of these subsidiaries were estimated to be $1.2 billion ($0.43 per diluted share) in fiscal year 2007, $876 million ($0.31 per diluted share) in fiscal year 2006, and $1.1 billion ($0.36 per diluted share) in fiscal year 2005. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings.

        The IRS has completed its examination of the income tax returns of HP for all years through fiscal 1998. HP's 1993 through 1998 years were settled with the IRS's Appeals Division and the settlements were approved by the Joint Committee on Taxation in 2006. These tax years remain open for net operating loss and foreign tax credit carrybacks from subsequent years if the IRS's audits of those years approve such carrybacks.

        On June 28, 2007, HP received a Notice of Deficiency from the IRS for its fiscal 1999 and 2000 tax years. The Notice of Deficiency asserted that HP owes additional tax of $13 million for these two years. At the same time, HP received a Revenue Agent's Report ("RAR") from IRS for its fiscal 2001 tax year that proposed no change in HP's tax liability for that year. In addition to the proposed deficiencies for fiscal 1999 and 2000, the IRS's adjustments, if sustained, would reduce tax refund claims HP has filed for foreign tax credit and net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of carryforwards to subsequent years, by approximately $361 million. HP plans to contest certain of the adjustments proposed in the Notice of Deficiency and the RAR. Towards this end, HP filed a Petition with the United States Tax Court on September 25, 2007. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

        As of October 31, 2007, the IRS was in the process of concluding its examination of HP's income tax returns for years 2002 and 2003. The IRS began an audit of HP's 2004 and 2005 income tax returns in 2007. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP believes that adequate accruals have been provided for all HP open tax years.

        All Compaq tax years through the merger date with HP, May 3, 2002, have been audited and agreed with the IRS. During fiscal 2007 substantially all of the remaining tax accruals for Compaq were reclassified as a reduction of goodwill upon closing of the statute of limitations.

        HP has not provided for U.S. federal income and foreign withholding taxes on $7.7 billion of undistributed earnings from non-U.S. operations as of October 31, 2007 because HP intends to reinvest such earnings indefinitely outside of the United States. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-US subsidiaries where excess cash has accumulated and it determines that it is advantageous for business operations, tax or cash reasons.

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

Note 14: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends were $0.32 per common share in each of fiscal 2007, 2006 and 2005.

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In fiscal 2007, HP completed share repurchases of approximately 209 million shares. Repurchases of approximately 210 million shares were settled for $9.1 billion, which included approximately 1 million shares repurchased in transactions that were executed in fiscal 2006 but settled in fiscal 2007. In fiscal 2006, HP completed share repurchases of approximately 188 million shares. Repurchases of approximately 190 million shares were settled for $6.1 billion, which included 2 million shares repurchased in transactions that were executed in fiscal 2005 but settled in fiscal 2006. In fiscal 2005, HP completed share repurchases of approximately 150 million shares, of which approximately 148 million shares were settled for $3.5 billion. Shares repurchased and settled in fiscal 2007 and fiscal 2006 were all open market repurchases. Shares repurchased and settled in fiscal 2005 included open market repurchases of 37 million shares for $1.0 billion and 111 million shares for $2.5 billion from the David and Lucile Packard Foundation.

        In addition to the above transactions, HP entered into an Accelerated Share Repurchase (the "ASR Program") with a third-party investment bank during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, HP purchased 40 million shares of its common stock from the investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). HP decreased its shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to HP included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of HP shares during the averaging period was approximately $90 million less than the Purchase Price. Accordingly, HP had the option to either receive additional shares of HP's common stock or a cash payment in the amount of the difference from the investment bank. In June 2007, HP received approximately 2 million additional shares purchased by the investment bank in the open market with a value approximately equal to that amount. HP reduced its shares outstanding upon receipt of those shares.

        Also, HP entered into a prepaid variable share purchase program ("PVSPP") with a third-party investment bank during the first quarter of 2006 and prepaid approximately $1.7 billion in exchange for the right to receive a variable number of shares of its common stock weekly over a one-year period beginning in the second quarter of fiscal 2006 and ending during the second quarter of fiscal 2007. Under the PVSPP, the prices at which HP purchased the shares were subject to a minimum and maximum price that was determined in advance of any repurchases being completed under the program, thereby effectively hedging HP's repurchase price. The minimum and maximum number of shares HP could receive under the program was 52 million shares and 70 million shares, respectively. The exact number of shares to be repurchased was based upon the volume weighted-average market price of HP's shares during each weekly settlement period, subject to the minimum and maximum price as well as regulatory limitations on the number of shares HP was permitted to repurchase. HP decreased its shares outstanding each settlement period as shares were physically received. HP completed all repurchases under the PVSPP on March 9, 2007. As of that date, HP had cumulatively received a total of 53 million shares. HP retired all shares repurchased and no longer deems those shares outstanding.

        HP's Board of Directors authorized an additional $8.0 billion, $10.0 billion and $4.0 billion for future share repurchases in fiscal 2007, 2006 and 2005, respectively. As of October 31, 2007, HP had remaining authorization of $2.7 billion for future share repurchases. On November 19, 2007, HP's Board of Directors authorized an additional $8.0 billion for future share repurchases.

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal years ended October 31:

	2007	2006	2005
	In millions
Net earnings	$7,264	$6,198	$2,398
Net change in unrealized gains on available-for-sale securities:
Change in net unrealized gains, net of taxes of $2 in 2007, $3 in 2006 and of $6 in 2005	2	7	9
Net unrealized gains reclassified into earnings, net of taxes of $7 in 2007, $9 in 2006 and $6 in 2005	(14)	(13)	(10)

	(12)	(6)	(1)

Net change in unrealized losses on cash flow hedges:
Change in net unrealized losses, net of tax benefit of $37 in 2007, $24 in 2006 and $16 in 2005	(63)	(41)	(28)
Net unrealized losses reclassified into earnings, net of tax benefit of $26 in 2007, $24 in 2006 and $56 in 2005	45	41	97

	(18)	—	69

Net change in cumulative translation adjustment, net of tax benefit of $37 in 2007, $40 in 2006 and $8 in 2005	106	54	(17)
Net change in additional minimum pension liability, net of tax benefit of $1 in 2007, tax benefit of $1 in 2006 and taxes of $89 in 2005	(3)	(9)	171

Comprehensive income	$7,337	$6,237	$2,620

        The components of accumulated other comprehensive income, net of taxes, were as follows for the following fiscal years ended October 31:

	2007	2006
	In millions
Net unrealized gains on available-for-sale securities	$4	$16
Net unrealized losses on cash flow hedges	(64)	(46)
Cumulative translation adjustment	173	67
Additional minimum pension liability	—	(19)
Unrealized components of defined benefit pension plan	446	—

Accumulated other comprehensive income	$559	$18

Note 15: Retirement and Post-Retirement Benefit Plans

  Plan Design Changes

        In fiscal 2007, HP modified its U.S. defined benefit pension plan for the remaining number of U.S. employees still accruing benefits under the program. Effective January 1, 2008, these employees will cease accruing pension benefits, and HP will calculate the final pension benefit amount based on pay and service through December 31, 2007. In addition, HP limited future eligibility for the Pre-2003 HP Retiree Medical Program to those employees who were within five years of satisfying the program's retirement criteria on June 30, 2007. These actions resulted in reductions to the U.S. defined benefit and post-retirement plan obligations. As a result, HP recognized one-time curtailment gains of $541 million for the U.S. defined benefit pension plan and $1 million for the post-retirement benefit plan. As part of this announcement, HP offered an option for eligible affected employees to participate in the 2007 EER. A total of 3,080 employees participated in the 2007 EER. HP recognized a special termination benefit expense of $307 million in fiscal 2007, which reflects aggregate additional lump-sum benefits that HP expects to pay to those individuals participating in the 2007 EER. HP will distribute this amount from the plan assets. Also, HP recognized a special termination benefit expense of $60 million for the HP retiree medical plans for those employees participating in the 2007 EER. This expense amount reflects the additional medical coverage that HP expects to provide to those employees participating in the 2007 EER. The total $367 million expense for the 2007 EER was included in the restructuring charge of fiscal 2007. HP will fund the cash expenditures associated with the 2007 EER primarily by using available U.S. pension plan assets. Eligible employees whose pension accruals will cease effective December 31, 2007 will benefit from an increased company 401(k) match opportunity from 4 percent to 6 percent of eligible earnings effective January 1, 2008.

        In fiscal 2007, HP also recognized a net settlement loss of $8 million for its U.S. pension plans, including a settlement loss of $36 million, which was partially offset by a settlement gain of $28 million for its U.S. pension plans. The settlement loss of $36 million related to the distributions and the subsequent transfer of accrued pension benefits from the U.S. Excess Benefit Plan to the U.S. Executive Deferred Compensation Plan for the terminated vested plan participants. The distributions and the transfer of this pension obligation represented a reduction in the projected benefit obligation and exceeded the sum of service and interest cost for this plan. As a result, HP recognized a portion of the unrecognized loss, re-measured as of January 31, 2007, in the second quarter of fiscal 2007. The settlement gain of $28 million primarily resulted from the distribution of lump-sum benefit payments made to pension plan participants who left HP under the 2007 EER. These lump sum benefit payments, which were paid out to participants during the October 1, 2006 to September 30, 2007 measurement period, represent a reduction in the projected benefit obligation. As a result, a portion of the unrecognized gain was recognized in fiscal 2007. The gain was recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," which requires that a settlement event be recorded once prescribed payment thresholds have been reached. HP recorded this $28 million as a reduction to the restructuring charge recorded in connection with the 2007 EER.

        In fiscal 2007, HP recognized a net curtailment gain of $26 million for its U.S. post-retirement benefit plans. The gain included $16 million and $9 million, resulting from the reduction in the eligible plan population stemming from the 2007 EER and the restructuring plans implemented in fiscal 2005, respectively. HP reported these gains as reductions to the restructuring charge. HP also recorded a one-time curtailment gain of $1 million for its post-retirement benefit plans as a result of the modification of its Pre-2003 HP Retiree Medical Program in fiscal 2007 as described above in detail.

        In fiscal 2007 HP recognized net curtailment gains of $13 million in connection with its non-U.S. defined benefit plans. These gains reflected a plan design change in Mexico and Canada of $11 million where HP ceased pension accruals for current employees who did not meet defined criteria based on age and years of service and a $2 million gain related to the fiscal 2005 restructuring programs recorded as a reduction to the restructuring charges in fiscal 2007. Also in fiscal 2007, HP recognized a restructuring settlement expense of $4 million. The settlement expense reflected primarily the distribution of lump-sum benefit payments in Mexico and Canada, thereby resulting in a portion of the unrecognized loss being recorded as expense once the settlement recognition thresholds had been reached. In addition, HP incurred a $4 million restructuring special termination benefit expense associated with the early retirement of employees in the U.K. and Ireland.

  Defined Benefit Plans

        HP sponsors a number of defined benefit pension plans worldwide, of which the most significant are in the United States. The HP Retirement Plan (the "Retirement Plan") is a defined benefit pension plan for U.S. employees hired on or before December 31, 2002. Benefits under the Retirement Plan generally are based on pay and years of service, except for eligible pre-acquisition Compaq employees, who do not receive credit for years of service prior to January 1, 2003. Effective December 31, 2005, participants whose combination of age plus years of service is less than 62 ceased accruing benefits under the Retirement Plan. Effective January 1, 2008, the remaining number of U.S. employees still accruing benefits under the program will cease accruing pension benefits.

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

	2007		2006
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$4,258	$3,982	$4,325	$4,688
DPSP	1,029	1,029	1,095	1,095

Total	$5,287	$5,011	$5,420	$5,783

  Post-Retirement Benefit Plans

        Through fiscal 2005, substantially all of HP's U.S. employees at December 31, 2002 could become eligible for partially subsidized retiree medical benefits and retiree life insurance benefits under the Pre-2003 HP Retiree Medical Program (the "Pre-2003 Program") and certain other retiree medical programs. Plan participants in the Pre-2003 Program make contributions based on their choice of medical option and length of service. U.S. employees hired or rehired on or after January 1, 2003 may be eligible to participate in a post-retirement medical plan, the HP Retiree Medical Program but must bear the full cost of their participation. Effective January 1, 2006, employees whose combination of age and years of service is less than 62 no longer will be eligible for the subsidized Pre-2003 Program, but instead will be eligible for the HP Retiree Medical Program. Employees no longer eligible for the Pre-2003 Program, as well as employees hired on or after January 1, 2003, are eligible for certain credits under the HP Retirement Medical Savings Account Plan ("RMSA Plan") upon attaining age 45. Upon retirement, former employees may use credits under the RMSA Plan for the reimbursement of certain eligible medical expenses, including premiums required for participation in the HP Retiree Medical Program. Also, HP limited future eligibility for the pre-2003 HP Retiree Medical Program to those employees who were within five years of satisfying the program's retirement criteria on June 30, 2007.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $481 million in fiscal 2007, $430 million in fiscal 2006 and $422 million in fiscal 2005. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan (the "HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation.

        During fiscal 2007, HP matched employee contributions to the HP 401(k) Plan with cash contributions up to a maximum of 6% of eligible compensation. Effective January 1, 2008, all U.S. employees will be eligible for a 6% HP matching contribution.

        Effective January 31, 2004, HP designated the HP Stock Fund, an investment option under the HP 401(k) Plan, as an Employee Stock Ownership Plan and, as a result, participants in the HP Stock Fund may receive dividends in cash or may reinvest such dividends into the HP Stock Fund. HP paid approximately $9 million, $10 million and $12 million in dividends for the HP common shares held by the HP Stock Fund in fiscal 2007, 2006 and 2005, respectively. HP records the dividends as a reduction of retained earnings in the Consolidated Statements of Stockholders' Equity. The HP Stock Fund held approximately $28 million shares of HP common stock at October 31, 2007.

  Implementation of SFAS 158

        SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which HP adopted effective October 31, 2007. SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year-end, effective for fiscal years ending after December 15, 2008. HP expects to adopt the measurement provisions of SFAS 158 effective October 31, 2009. The following table summarizes the financial impact stemming from the initial adoption of SFAS 158:

	Before application of SFAS 158	Adjustments	After application of SFAS 158
	In millions
Other long-term assets (including pension assets)	$3,431	$477	$3,908
Deferred tax assets, long-term	$1,040	$(79)	$961
Total assets	$88,301	$398	$88,699
Pension, post-retirement, and post-employment liabilities	$1,739	$(244)	$1,495
Deferred tax liabilities, long-term	$223	$174	$397
Total liabilities	$50,243	$(70)	$50,173
Accumulated other comprehensive income	$91	$468	$559
Total stockholders' equity	$38,058	$468	$38,526

        The following table summarizes the pre-tax net experience (gain) / loss and prior service cost / (benefit) recognized in accumulated other comprehensive income for the company's defined benefit and postretirement benefit plans as of October 31, 2007.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience (gain) loss	$(450)	$104	$214
Prior service cost (benefit)	(1)	(96)	(462)

Total recognized in accumulated other comprehensive (income) loss	$(451)	$8	$(248)

        The following table summarizes the experience (gain) / loss and prior service cost / (benefit) that will be amortized from accumulated other comprehensive income and recognized as components of net periodic benefit cost / (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience (gain) loss	$(36)	$2	$19
Prior service cost (benefit)	—	(8)	(56)

Total recognized in accumulated other comprehensive (gain) loss	$(36)	$(6)	$(37)

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit costs were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	In millions
Service cost	$130	$177	$338	$261	$299	$236	$31	$32	$63
Interest cost	260	276	275	366	325	304	77	84	98
Expected return on plan assets	(355)	(361)	(290)	(579)	(495)	(412)	(38)	(34)	(32)
Amortization and deferrals:
Actuarial (gain) / loss	(13)	(14)	38	87	136	104	26	39	35
Prior service cost (benefit)	—	1	2	(7)	(3)	(1)	(54)	(55)	(18)

Net periodic benefit cost	22	79	363	128	262	231	42	66	146

Curtailment (gain) / loss	(541)	—	(199)	(13)	1	—	(26)	(24)	—
Settlement loss / (gain)	8	(46)	—	4	2	1	—	—	—
Special termination benefits	307	—	352	4	12	3	60	—	55

Net benefit (gain) / cost	$(204)	$33	$516	$123	$277	$235	$76	$42	$201

        The weighted average assumptions used to calculate net benefit cost were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	5.9%	5.9%	5.7%	4.4%	4.2%	4.9%	5.8%	5.8%	5.6%
Average increase in compensation levels	4.0%	4.0%	4.0%	3.3%	3.7%	3.7%	—	—	—
Expected long-term return on assets	8.3%	8.3%	8.3%	6.7%	6.7%	6.7%	8.3%	8.3%	8.3%

        As a result of the restructuring plans implemented in fiscal 2007, HP re-measured its U.S. defined benefit plan and post-retirement benefit plan obligations. The 2007 discount rates outlined in the table above are those rates used by HP in conducting each of the respective plan re-measurements and reflect the weighted-average rate across all measurement periods.

        The medical cost and related assumptions used to calculate the net post-retirement benefit cost for the following fiscal years ended October 31 were as follows:

	2007	2006	2005
Current medical cost trend rate	8.5%	9.5%	10.5%
Ultimate medical cost trend rate	5.5%	5.5%	5.5%
Year the medical cost rate reaches ultimate trend rate	2010	2010	2010

        A 1.0 percentage point increase in the medical cost trend rate would have increased the fiscal 2007 service and interest components of the post-retirement benefit costs by $1.8 million, while a 1.0 percentage point decrease would have resulted in a decrease of $2.2 million in the same period.

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
	In millions
Change in fair value of plan assets:
Fair value—beginning of year	$4,325	$4,775	$8,367	$7,152	$448	$426
Acquisition/addition/deletion of plans	—	—	—	39	—	—
Actual return on plan assets	667	482	669	671	68	43
Employer contributions	124	51	145	244	56	67
Participants' contributions	—	—	88	50	42	37
Benefits paid	(299)	(42)	(235)	(199)	(125)	(125)
Settlements	(559)	(941)	(62)	(25)	—	—
Currency impact	—	—	844	435	—	—

Fair value—end of year	4,258	4,325	9,816	8,367	489	448

Change in benefit obligation:
Projected benefit obligation—beginning of year	$4,688	$5,296	$8,089	$7,566	$1,367	$1,496
Acquisition/addition/deletion of plans	—	—	—	70	8	(34)
Service cost	130	177	261	299	31	32
Interest cost	260	276	366	325	77	84
Participants' contributions	—	—	88	50	42	37
Actuarial (gain) / loss	136	(86)	(811)	(393)	(74)	(151)
Benefits paid	(299)	(42)	(235)	(199)	(125)	(125)
Plan amendments	—	(2)	—	(48)	(91)	—
Curtailment	(681)	10	(39)	(13)	21	26
Settlement	(559)	(941)	(62)	(25)	—	—
Special termination benefits	307	—	4	12	60	—
Currency impact	—	—	765	445	7	2

Projected benefit obligation—end of year	3,982	4,688	8,426	8,089	1,323	1,367

Plan assets greater (less) than benefit obligation	276	(363)	1,390	278	(834)	(919)
Unrecognized net experience (gain) loss	—	(142)	—	1,078	—	346
Unrecognized prior service cost (benefit) related to plan amendments	—	3	—	(92)	—	(480)

Net prepaid (accrued) amount recognized	276	(502)	1,390	1,264	(834)	(1,053)
Contributions after measurement date	—	—	13	25	6	4

Net amount recognized	$276	$(502)	$1,403	$1,289	$(828)	$(1,049)

Accumulated benefit obligation	$3,963	$4,066	$7,677	$7,264

        After the adoption of SFAS 158, the net amount recognized for HP's defined benefit and post-retirement benefit plans in HP's Consolidated Balance Sheet as of October 31, 2007 was as follows:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Non-current assets	$407	$1,751	$—
Current liability	(15)	(18)	(70)
Non-current liability	(116)	(330)	(758)

Net amount recognized	$276	$1,403	$(828)

        The net amount recognized for HP's defined benefit and post-retirement benefit plans was as follows for the fiscal year ended October 31, 2006(1):

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Prepaid benefit costs	$—	$1,527	$—
Pension, post-retirement and post-employment liabilities	(502)	(297)	(1,053)
Intangible asset	—	4	—
Accumulated other comprehensive loss	—	30	—
Contribution after measurement date	—	25	4

Net amount recognized	$(502)	$1,289	$(1,049)

(1)
Due to the adoption of SFAS 158, which was implemented at October 31, 2007, year-to-year comparability is not practical.

        The weighted average assumptions used to calculate the benefit obligation as of the September 30 measurement date were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2007	2006	2007	2006	2007	2006
Discount rate	6.2%	5.8%	5.1%	4.4%	6.2%	5.8%
Average increase in compensation levels	4.0%	4.0%	3.4%	3.3%	—	—
Current medical cost trend rate	—	—	—	—	7.5%	8.5%
Ultimate medical cost trend rate	—	—	—	—	5.5%	5.5%
Year the rate reaches ultimate trend rate	—	—	—	—	2010	2010

        A 1.0 percentage point increase in the medical cost trend rate would have increased the total post-retirement benefit obligation reported at October 31, 2007 by $30 million, while a 1.0 percentage point decrease would have resulted in a decrease of $36 million.

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2007	2006	2007	2006
	In millions
Aggregate fair value of plan assets	—	$4,325	$422	$1,984
Aggregate projected benefit obligation	$131	$4,688	$776	$2,411

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2007	2006	2007	2006
	In millions
Aggregate fair value of plan assets	—	—	$116	$350
Aggregate accumulated benefit obligation	$124	$146	$360	$586

  Plan Asset Allocations

        HP's weighted-average target and asset allocations at the September 30 measurement date were as follows:

	U. S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
Asset Category	2007 Target Allocation			2007 Target Allocation			2007 Target Allocation
		2007	2006		2007	2006		2007	2006
Public equity securities		62.5%	70.5%		62.1%	63.5%		64.3%	66.8%
Private equity securities		5.8%	3.4%		—	—		11.5%	8.6%
Real estate and other		0.6%	0.3%		6.5%	2.6%		0.9%	0.7%

Equity-related investments	70%	68.9%	74.2%	67%	68.6%	66.1%	76%	76.7%	76.1%
Public debt securities	28%	28.0%	25.8%	33%	30.9%	33.4%	21%	20.5%	23.9%
Cash	2%	3.1%	—	—	0.5%	0.5%	3%	2.8%	—

Total	100%	100%	100%	100%	100.0%	100.0%	100%	100.0%	100.0%

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

  Basis for Expected Long-Term Rate of Return on Plan Assets

        The expected long-term rate of return on assets for each U.S. plan reflects the expected returns for each major asset class in which the plan invests, the weight of each asset class in the target mix, the correlations among asset classes and their expected volatilities. Expected asset class returns reflect the current yield on U.S. government bonds and risk premiums for each asset class. Because HP's investment policy is to employ primarily active investment managers who seek to outperform the broader market, the asset class expected returns are adjusted to reflect the expected additional returns net of fees.

        In the beginning of fiscal 2008, HP implemented a liability-driven investment strategy for the U.S. defined benefit pension plan, which will be frozen by December 31, 2007 and is currently overfunded. As part of the strategy, HP has transitioned its equity allocation to predominantly fixed income assets. The expected return on the plan assets, used in calculating the net benefit cost, has been reduced from 8.3% to 6.3% for fiscal 2008 to reflect the changes in its asset allocation policy.

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

  Future Contributions and Funding Policy

        In fiscal 2008, HP expects to contribute approximately $145 million to its pension plans and approximately $15 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $80 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government and funding and taxing authorities.

        In August 2006, the Pension Protection Act of 2006 (the "Act") was enacted into law. The Act did not have any significant effect on HP's current funding strategy for its U.S. pension plan.

  Estimated Future Benefits Payable

        HP estimates that the future benefits payable for the retirement and post-retirement plans in place were as follows at October 31, 2007:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans(1)
	In millions
Fiscal year ending October 31
2008	$365	$204	$123
2009	$269	$215	$115
2010	$289	$228	$118
2011	$316	$253	$121
2012	$353	$272	$112
Next five fiscal years to October 31, 2017	$1,623	$1,809	$584

(1)
The estimated future benefits payable for the post-retirement plans are reflected net of the expected Medicare Part D subsidy.

Note 16: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include escalation clauses. Rent expense was approximately $767 million in fiscal 2007, $744 million in fiscal 2006 and $770 million in fiscal 2005. Sublease rental income was approximately $44 million in fiscal 2007, $47 million in fiscal 2006 and $43 million in fiscal 2005.

        Future annual minimum lease payments and sublease rental income commitments at October 31, 2007 were as follows:

	2008	2009	2010	2011	2012	Thereafter
	In millions
Minimum lease payments	$595	$441	$320	$233	$176	$428
Less: Sublease rental income	(56)	(57)	(57)	(40)	(34)	(74)

	$539	$384	$263	$193	$142	$354

        At October 31, 2007, HP had unconditional purchase obligations of approximately $2.0 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related principally to inventory and other items. Future unconditional purchase obligations at October 31, 2007 were as follows:

	2008	2009	2010	2011	2012	Thereafter
			In millions
Unconditional purchase obligations	$1,826	$100	$64	$12	$12	$15

Note 17: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies", HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies, or because of the diversion of management's attention and the creation of significant expenses.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. Following unsuccessful arbitration, VG Wort filed a lawsuit against HP in May 2004 in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany, and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed plus interest on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit) plus interest on MFDs sold in Germany up to December 2001. HP has appealed the Stuttgart Court of Appeals' decision to the Bundesgerichtshof (the German Federal Supreme Court). An oral hearing has been set for January 30, 2008.

        On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold in Germany between 1997 and 2001, as well as for products sold from 2002 onwards. On July 26, 2007, the court issued a decision following the ruling of the Stuttgart Court of Appeals with respect to the initial VG Wort lawsuit as described above. HP has appealed the decision. The Appeal Court has stayed the proceedings pending the German Federal Supreme Court judgment in the initial VG Wort lawsuit seeking levies on MFDs described above.

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Higher Regional Court of Baden Wuerttemberg. On May 11, 2005, the Higher Regional Court issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007 the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court has not yet issued a written decision, and VG Wort has indicated that it is considering a claim to the German Federal Constitutional Court.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich State Court held that PCs are subject to a levy and that FSC must pay 12 euros plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Higher Regional Court of Bavaria. On December 15, 2005, the Higher Regional Court affirmed the Munich State Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006.

        On December 29, 2005, ZPU, a joint association of various German collection societies, instituted non-binding arbitration proceedings against HP before the arbitration board of the Patent and Trademark Office demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of 18.42 euros plus tax for each PC sold during that period. HP filed a notice of defense in connection with these proceedings in February 2006, and an arbitration hearing was held in December 2006. On August 3, 2007, the arbitration board issued a ruling proposing a levy of 15 euros plus tax for each PC sold during that period. HP has rejected the ruling of the arbitration board, and the arbitration proceedings have concluded. ZPU has indicated it will pursue the claim through the regular courts.

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

        Alvis v. HP is a defective product consumer class action filed in the District Court of Jefferson County, Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in the District Court of Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. The Texas Supreme Court reversed the certification and remanded to the trial court in May 2004. On March 29, 2005, the Alvis trial court certified a Texas-wide class action for injunctive relief only, which HP appealed on April 15, 2005. HP's appeal in the Alvis case is still pending. On June 4, 2003, each of Barrett v. HP and Grider v. Compaq was filed in the District Court of Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On December 22, 2003, the District Court entered an order staying the Barrett case until the conclusion of Alvis. On September 23, 2005, the District Court granted the Grider plaintiffs' motion to certify a nationwide class action which the Oklahoma Court of Civil Appeals affirmed on October 13, 2006. On November 5, 2006, HP filed a Petition for Writ of Certiorari with the Oklahoma Supreme Court seeking reversal of the lower courts' decisions. That petition was denied on March 26, 2007. The Grider case is scheduled for trial in April of 2008. On November 5, 2004, Batiste v. HP (formerly Scott v. HP), and on January 27, 2005, Schultz v. HP (formerly Jurado v. HP), were filed in state court in San Joaquin County, California, with factual allegations similar to those in LaPray and Alvis, seeking certification of a California-only class, injunctive relief, unspecified damages (including punitive damages), restitution, costs, and attorneys' fees. On November 27, 2006, the trial court granted plaintiff's motion for class certification and certified the Schultz case as a California-only class. On March 26, 2007, HP filed a Petition for Writ of Mandate with the California Supreme Court; that petition was summarily denied on May 9, 2007. On December 11, 2007, the court in the Grider v. Compaq and Barrett v. HP cases preliminarily approved a settlement under which the Grider, Barrett, Alvis, LaPray, Schultz and Batiste class actions will be dismissed with prejudice. Under the proposed settlement, eligible class members will each have the right to obtain a redemption certificate for use in purchasing a PC through HP's website; a USB flash drive as long as the class member meets certain requirements; and a software patch designed to address the alleged defect at issue in the lawsuits. In addition, class counsel and the class representatives will be paid attorneys' fees and expenses and stipends in an amount that is yet to be finally approved by the court. As of October 31, 2007, HP had established adequate reserves to cover the costs associated with the settlement, including the anticipated attorneys' fees and expenses and stipends. The court has scheduled a hearing for April 29, 2008 to determine whether to grant final approval of the settlement. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made, or caused to be made, false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP's agreement with the Department of Justice to extend the statute of limitations on its investigation expired on December 6, 2006. HP is cooperating fully with this investigation.

        Barbara's Sales, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002 in the Circuit Court, Third Judicial District, Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. The trial court in the HP action certified an Illinois class as to Intel but denied a nationwide class. Both parties appealed the trial court's decision. On July 25, 2006, the Fifth District Appellate Court ruled that the trial court erred in applying Illinois law in deciding to certify the Illinois class and to deny certification of the nationwide class and directed the trial court to reconsider those decisions applying California law instead. On August 28, 2006, Intel appealed the Fifth District's decision to the Illinois Supreme Court. On November 29, 2007, the Illinois Supreme Court reversed certification of the nationwide class, held that no statewide class could be certified under Illinois law, and remanded the case back to the trial court. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit to which HP was joined on June 14, 2004 that was initially filed in state court in Alameda County, California, based upon factual allegations similar to those in the Illinois cases. The plaintiffs in the Skold matter also seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. The Skold case has since been transferred to state court in Santa Clara County, California.

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

        Schorsch v. HP is a consumer class action filed against HP on October 28, 2003 in Illinois state court alleging that HP has included an electrically erasable programmable read only memory (EEPROM) chip in certain of its LaserJet printers that prematurely advises the user that the drum kit needs replacing in violation of Illinois state law. The plaintiffs subsequently filed an amended complaint seeking to expand the class from purchasers of drum kits to purchasers of all HP printer consumables that contain EEPROM chips. The most current amended complaint seeks certification of an Illinois-only class and seeks unspecified damages, attorneys' fees and costs. On June 6, 2007, a separate consumer class action lawsuit captioned Baggett v. HP was filed in the United States District Court for the Central District of California containing similar allegations that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, preventing customers from using the toner that is stranded in the cartridge. The plaintiffs allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs.

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

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. The complaint seeks declaratory and injunctive relief and unspecified damages. On March 26, 2004, the district court issued a ruling interpreting the disputed claim terms in the patent at issue. HP filed five motions for summary judgment on September 29, 2006. The district court ruled on those motions September 24, 2007, eliminating certain patent claims but otherwise allowing the case to proceed to trial. The patent at issue in this litigation, United States Patent No. 4,807,115, expired on February 21, 2006. Therefore, the plaintiffs are no longer entitled to seek injunctive relief against HP. No trial date has been set.

        Digwamaje et al. v. Bank of America et al.    is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, profited from, and otherwise aided and abetted the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Victims Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. On November 29, 2004, the District Court dismissed with prejudice the plaintiffs' complaint. On October 12, 2007, the United States Court of Appeals for the Second Circuit affirmed in part and reversed in part the District Court's decision. The Second Circuit affirmed the dismissal of the plaintiffs' claims under the Torture Victims Protection Act, but reversed the District Court's dismissal of the plaintiffs' Alien Tort Claims Act claims, finding that it was possible for the plaintiffs to state such a claim. The Second Circuit, therefore, remanded the case to the District Court to permit the plaintiffs to attempt to plead the allegations needed to state a claim under the Alien Tort Claims Act.

        CSIRO Patent Litigation. Microsoft Corporation, Hewlett-Packard Company, et al. v. Commonwealth Scientific and Industrial Research Organisation of Australia is an action filed by HP and two other plaintiffs on May 9, 2005 in the District Court for the Northern District of California seeking a declaratory judgment against Commonwealth Scientific and Industrial Research Organisation of Australia ("CSIRO") that HP's products employing the IEEE 802.11a and 8.02.11g wireless protocol standards do not infringe CSIRO's US patent no. 5,487,069 relating to wireless transmission of data at frequencies in excess of 10GHz. On September 22, 2005, CSIRO filed an answer and counterclaims alleging that all HP products which employ those wireless protocol standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys fees and costs, and an injunction against sales of infringing products. On December 12, 2006, CSIRO successfully moved to have the case transferred to the District Court of the Eastern District of Texas, a court that has granted CSIRO's motions for summary judgment on the issues of validity and patent infringement and a permanent injunction in favor of CSIRO in a patent infringement action brought by CSIRO against a third party vendor of wireless networking products based on the same patent. On June 15, 2007, CSIRO filed an amended answer and counterclaims adding the allegation that all HP products which employ the draft IEEE 802.11n wireless protocol infringe the CSIRO patent. Trial is scheduled for April 2009.

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

        Tandberg Data Corporation v. HP:    In January 2006, Exabyte Corporation, which has since been acquired by Tandberg Data Corporation, sued HP in the United States District Court for the District of Colorado. The plaintiff alleges that a particular HP tape drive infringes a patent that describes an apparatus and method for recovering data from a distorted tape by rewinding and replaying the tape at a slower speed. The complaint seeks injunctive relief and unspecified damages. In June 2006, HP asserted counterclaims against the plaintiff and is now asserting two HP patents relating to tape drive technology. HP seeks injunctive relief and unspecified damages for the plaintiff's alleged infringement. A claim construction hearing is scheduled for January 2008, and a trial is scheduled for September 2008.

        Convolve, Inc. and Massachusetts Institute of Technology v. Compaq Computer Corporation and Seagate Technology, Inc.    In July 2000, Compaq and Seagate were sued in the United States District court for the Southern District of New York by MIT and a small technology company named Convolve. Convolve accused Compaq and Seagate of misappropriating certain confidential information and infringing certain patents in Seagate's development of certain disk drive products and Compaq's development of a user interface. MIT and Convolve are owners of one of the patents at issue. With respect to one of the patents, the accused feature is contained within the Seagate drive procured by Compaq, not in Compaq's own designs or products; therefore, Seagate is taking the lead in defending against Convolve's claims. The second patent relates to a user interface that HP has removed from its products. Seagate has agreed to indemnify HP with respect to one patent; HP has requested but not received indemnification from Seagate with respect to the second. Pre-trial discovery is ongoing. A claim construction hearing was held on March 30-31, 2004; the court issued its ruling on August 10, 2005. No trial date has been set.

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

        In addition, four stockholder derivative lawsuits have been filed in California purportedly on behalf of HP stockholders seeking to recover damages for alleged breach of fiduciary duty and to require HP to improve its corporate governance and internal control procedures as a result of the activities of the leak investigation: Staehr v. Dunn, et al. was filed in Santa Clara County Superior Court on September 18, 2006; Worsham v. Dunn, et al. was filed in Santa Clara County Superior Court on September 14, 2006; Tansey v. Dunn, et al. was filed in Santa Clara County Superior Court on September 20, 2006; and Hall v. Dunn, et al. was filed in Santa Clara County Superior Court on September 25, 2006. On October 19, 2006, the Santa Clara County Superior Court consolidated the four California cases under the caption In re Hewlett-Packard Company Derivative Litigation. The consolidated complaint filed on November 19, 2006 also seeks to recover damages in connection with sales of HP stock alleged to have been made by certain current and former HP officers and directors while in possession of material non-public information. Two additional stockholder derivative lawsuits, Pifko v. Babbio, et al., filed on September 19, 2006, and Gross v. Babbio, et al., filed on November 21, 2006, were filed in Chancery Court, County of New Castle, Delaware, both of which seek to recover damages for alleged breaches of fiduciary duty and to obtain an order instructing the defendants to refrain from further breaches of fiduciary duty and to implement corrective measures that will prevent future occurrences of the alleged breaches of fiduciary duty. On January 24, 2007, the Delaware court consolidated the two cases under the caption In re Hewlett-Packard Company Derivative Litigation and subsequently stayed the proceedings, as the parties have reached a tentative settlement. The HP Board of Directors has appointed a Special Litigation Committee consisting of independent Board members authorized to investigate, review and evaluate the facts and circumstances asserted in these derivative matters and to determine how HP should proceed in these matters. On December 14, 2007, HP and the plaintiffs in the California and Delaware derivative actions entered into an agreement to settle those lawsuits, which agreement is subject to the approval of the California and Delaware courts before it becomes final. Under the terms of the proposed settlement, HP has agreed to continue certain corporate governance changes until December 31, 2012 and to pay the plaintiffs' attorneys' fees.

        Mercury Interactive Corporation Proceedings.    In November 2006, HP completed its acquisition of Mercury Interactive Corporation ("Mercury"). Upon completion of the acquisition, HP assumed oversight for all litigation and regulatory matters pending or subsequently commenced against Mercury. The following Mercury-related litigation and regulatory inquiries currently are pending:

  •
  Prior to the announcement of the acquisition, and beginning on or about August 19, 2005, four securities class action lawsuits were filed against Mercury and certain of its officers and directors on behalf of purchasers of Mercury's stock from October 2003 to November 2005: Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al, Johnson v. Mercury Interactive, et al., Munao v. Mercury Interactive, et al., and Public Employees' Retirement System of Mississippi v. Mercury Interactive, et al. These class action lawsuits were consolidated in the United States District Court for the Northern District of California as In re Mercury Interactive Corporation Securities Litigation. The consolidated complaint filed on September 8, 2006 alleges that, during the putative class period of October 17, 2000 through November 1, 2005, the defendants made false or misleading public statements regarding Mercury's business and operations in violation of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary damages and other relief. On July 30, 2007, the court granted the defendants' motion to dismiss the consolidated complaint with leave to amend. On October 15, 2007, HP and counsel for the plaintiffs reached an agreement in principle to settle the consolidated class action lawsuit. The agreement, if finalized and approved by the court, provides for HP to pay an aggregate of $117.5 million to administer the settlement, to compensate the class, and to pay attorneys' fees.

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

        The European Union ("EU") adopted the Waste Electrical and Electronic Equipment Directive in January 2003. The directive makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact legislation implementing the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). The EU member states were obliged to make producers participating in the market financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states has been delayed into 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. HP is continuing to evaluate the impact of and take steps to comply with the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation legislation and guidance.

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe was adequate as of October 31, 2007. These accruals were not material to our operations or financial position and we do not currently anticipate material capital expenditures for environmental control facilities.

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

        HP and its operations are organized into seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the accompanying Consolidated Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. ESS, HPS and HP Software are structured beneath a broader Technology Solutions Group ("TSG"). In order to provide a supplementary view of HP's business, aggregated financial data for TSG is presented herein.

        HP has reclassified segment operating results for fiscal 2006 and fiscal 2005 to conform to certain fiscal 2007 organizational realignments. These realignments are immaterial in size and reflect primarily revenue shifts among business units within the same business segment. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

        Technology Solutions Group.    Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. The various server offerings range from entry-level servers to high-end scalable servers, including Superdome servers. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily Windows®(1), Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. Business critical systems include Itanium®(2)-based Integrity servers running on HP-UX, Windows®, Linux and OpenVMS operating systems, including the high-end Superdome servers and fault-tolerant Integrity NonStop servers. Business critical systems also include the Reduced Instruction Set Computing ("RISC")-based servers with the HP 9000 line running on the HP-UX operating system, HP AlphaServers running on both Tru64 UNIX®(3) and OpenVMS, and MIPs-based NonStop servers. HP's StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software, and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

(1)
Windows® is a registered trademark of Microsoft Corporation.
(2)
Itanium® is a registered trademark of Intel Corporation.
(3)
UNIX® is a registered trademark of The Open Group.

•
HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration and outsourcing services. HPS also offers a variety of services tailored to particular industries such as communications, media and entertainment, manufacturing and distribution, financial services, health and life sciences and the public sector, including government services. HPS collaborates with the Enterprise Storage and Servers and HP Software, as well as with third-party system integrators and software and networking companies to bring solutions to HP customers. HPS also works with HP's Imaging and Printing Group and Personal Systems Group to provide managed print services, end user workplace services, and mobile workforce productivity solutions to enterprise customers. Technology Services provides a range of services, including standalone product support and high availability services for complex, global, networked and multi-vendor environments. Technology Services also manages the delivery of product warranty support through its own service organization, as well as through authorized partners. Consulting and Integration provides services to architect, design and implement technology and industry-specific solutions for customers. Consulting and Integration also provides cross-industry solutions in the areas of architecture and governance, infrastructure, applications and packaged applications, security, IT service management, information management and enterprise Microsoft solutions. Outsourcing Services offers a variety of IT management and outsourcing services that support customers' infrastructure, applications, business processes, end user workplace, print environment and business continuity and recovery requirements.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment systems, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops, business notebooks and Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktops and notebooks, as well as HP Media Center and Voodoo Gaming PCs. Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. Workstations run on UNIX®, Windows® and Linux-based operating systems. Handheld computing devices include a series of HP iPAQ handheld computing devices, ranging from Pocket PCs and navigation devices to smartphones and data devices, that run on Windows® Mobile software, and include software and support. Handheld computing also offers software and support that provide security and manageability of mobile devices. Digital entertainment products include plasma and LCD flat-panel televisions, HD DVD and RW drives, DVD writers, and the HP Digital Entertainment Center.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet systems include desktop single function and inkjet all-in-one printers, including photo, productivity and business inkjet printers and scanners. Digital imaging products and services include photo specialty printers, photo kiosks, digital cameras, accessories and online photo services through Snapfish. LaserJet systems include monochrome and color laser printers, printer-based MFDs and Total Print Management Solutions for enterprise customers. Graphics and Imaging products include large format (DesignJet) printers, Indigo and Scitex digital presses, digital publishing solutions and graphics printing solutions. Printer supplies include LaserJet toner and inkjet printer cartridges and other printing-related media such as HP-branded Vivera and ColorSphere ink and HP Premium and Premium Plus photo papers.

  •
  HP Financial Services supports and enhances HP's global product and services solutions, providing a broad range of value-added financial life-cycle management services. HPFS enables HP's worldwide customers to acquire complete IT solutions, including hardware, software and services. HPFS offers leasing, financing, utility programs, and asset recovery services, as well as financial asset management services, for large global and enterprise customers. HPFS also provides an array of specialized financial services to SMBs and educational and governmental entities. HPFS offers innovative, customized and flexible alternatives to balance unique customer cash flow, technology obsolescence and capacity needs.

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

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions.

        Selected operating results information for each business segment was as follows for the following fiscal years ended October 31:

	Total Net Revenue			Earnings (Loss) from Operations
	2007	2006	2005	2007	2006	2005
	In millions
Enterprise Storage and Servers	$18,769	$17,308	$16,717	$1,980	$1,446	$800
HP Services	16,646	15,617	15,536	1,829	1,507	1,151
HP Software	2,325	1,301	1,061	347	85	(49)

Technology Solutions Group	37,740	34,226	33,314	4,156	3,038	1,902

Personal Systems Group	36,409	29,166	26,741	1,939	1,152	657
Imaging and Printing Group	28,465	26,786	25,155	4,315	3,978	3,413
HP Financial Services	2,336	2,078	2,102	155	147	213
Corporate Investments	762	566	523	(57)	(151)	(174)

Segment total	$105,712	$92,822	$87,835	$10,508	$8,164	$6,011

        The reconciliation of segment operating results information to HP consolidated totals was as follows for the following fiscal years ended October 31:

	2007	2006	2005
	In millions
Net revenue:
Segment total	$105,712	$92,822	$87,835
Elimination of intersegment net revenue and other	(1,426)	(1,164)	(1,139)

Total HP consolidated net revenue	$104,286	$91,658	$86,696

Earnings before taxes:
Total segment earnings from operations	$10,508	$8,164	$6,011
Corporate and unallocated costs and eliminations	(439)	(331)	(429)
Unallocated costs related to certain stock-based compensation expense	(507)	(459)	—
Amortization of purchased intangible assets	(783)	(604)	(622)
In-process research and development charges	(190)	(52)	(2)
Restructuring charges	(387)	(158)	(1,684)
Pension curtailments and settlements, net	517	—	199
Interest and other, net	444	606	83
Gains (losses) on investments	14	25	(13)

Total HP consolidated earnings before taxes	$9,177	$7,191	$3,543

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. Corporate and unallocated assets are composed primarily of cash and cash equivalents. As described above, fiscal 2007 segment asset information is stated based on the fiscal 2007 organizational structure. Total assets by segment as well as for TSG and the reconciliation of segment assets to HP consolidated total assets were as follows at October 31:

	2007	2006	2005
	In millions
Enterprise Storage and Servers	$13,518	$13,647	$13,591
HP Services	17,232	15,712	15,381
HP Software	8,366	1,909	1,408

Technology Solutions Group	$39,116	$31,268	$30,380

Personal Systems Group	14,153	12,237	11,277
Imaging and Printing Group	14,573	13,889	13,523
HP Financial Services	9,001	7,927	7,856
Corporate Investments	297	305	297
Corporate and unallocated assets	11,559	16,355	13,984

Total HP consolidated assets	$88,699	$81,981	$77,317

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2007	2006	2005
	In millions
Net revenue:
U.S.	$34,814	$32,244	$30,548
Non-U.S.	69,472	59,414	56,148

Total HP consolidated net revenue	$104,286	$91,658	$86,696

        Net revenue by geographic area is based upon the sales location that predominately represents the customer location. Other than the United States, no single country represented more than 10% of HP's total consolidated net revenue in any period presented. HP reports revenue net of sales taxes, use taxes and value-added taxes directly imposed by governmental authorities on HP's revenue producing transactions with its customers.

        At October 31, 2007, no single country other than the United States had 10% or more of HP's total consolidated net assets. At October 31, 2006, Belgium and the Netherlands each represented 10% or more of HP's total consolidated net assets in addition to the United States. At October 31, 2005, no single country other than the United States had 10% or more of HP's total consolidated net assets.

        No single country other than the United States had more than 10% of HP's total consolidated net property, plant and equipment in any period presented. HP's long-lived assets other than goodwill and purchased intangible assets, which HP does not allocate to specific geographic locations as it is impracticable for HP to do so, are composed principally of net property, plant and equipment.

        Net property, plant and equipment, classified by major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2007	2006	2005
	In millions
Net property, plant and equipment:
U.S.	$4,321	$3,710	$3,427
Non-U.S.	3,477	3,153	3,024

Total HP consolidated net property, plant and equipment	$7,798	$6,863	$6,451

  Net revenue by segment and business unit

        The following table provides net revenue by segment and business unit for the following fiscal years ended October 31:

	2007	2006	2005
	In millions
Net revenue(1):
Industry standard servers	$11,380	$9,982	$9,389
Business critical systems	3,564	3,656	3,812
Storage	3,825	3,670	3,516

Enterprise Storage and Servers	18,769	17,308	16,717

Technology services	8,678	8,348	8,599
Outsourcing services(2)	4,821	4,382	4,097
Consulting and integration	3,147	2,887	2,840

HP Services	16,646	15,617	15,536

OpenView	1,988	899	691
OpenCall & other	337	402	370

HP Software	2,325	1,301	1,061

Technology Solutions Group	37,740	34,226	33,314

Notebooks	17,642	12,000	9,763
Desktops	15,850	14,613	14,406
Workstations	1,721	1,368	1,195
Handhelds	490	620	836
Other	706	565	541

Personal Systems Group	36,409	29,166	26,741

Commercial hardware	7,181	6,899	6,558
Consumer hardware	4,442	4,427	4,497
Supplies	16,788	15,402	14,045
Other	54	58	55

Imaging and Printing Group	28,465	26,786	25,155

HP Financial Services	2,336	2,078	2,102
Corporate Investments	762	566	523

Total segments	105,712	92,822	87,835

Eliminations of inter-segment net revenue and other	(1,426)	(1,164)	(1,139)

Total HP consolidated net revenue	$104,286	$91,658	$86,696

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)

	Three-month periods ended
	January 31	April 30	July 31	October 31
	In millions, except per share amounts
2007
Net revenue	$25,082	$25,534	$25,377	$28,293
Cost of sales(1)	19,136	19,283	19,164	21,304
Research and development	877	903	917	914
Selling, general and administrative	2,908	3,044	3,002	3,272
Amortization of purchased intangible assets	201	212	183	187
In-process research and development charges	167	19	—	4
Restructuring	(41)	453	(5)	(20)
Pension curtailments and pension settlements, net	(9)	(508)	—	—
Total costs and expenses	23,239	23,406	23,261	25,661
Earnings from operations	1,843	2,128	2,116	2,632
Interest and other, net	111	87	165	81
Gains (losses) on investments	10	13	5	(14)
Earnings before taxes	1,964	2,228	2,286	2,699
Provision for taxes	417	453	508	535
Net earnings	$1,547	$1,775	$1,778	$2,164
Net earnings per share:(2)
Basic	$0.57	$0.67	$0.68	$0.84
Diluted	$0.55	$0.65	$0.66	$0.81
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange
Low	$38.22	$38.67	$42.83	$46.01
High	$43.53	$43.13	$48.54	$52.87
2006
Net revenue	$22,659	$22,554	$21,890	$24,555
Cost of sales(1)	17,392	16,970	16,472	18,593
Research and development	871	930	920	870
Selling, general and administrative	2,692	2,858	2,830	2,886
Amortization of purchased intangible assets	147	151	153	153
In-process research and development charges	50	2	—	—
Restructuring	15	(14)	5	152
Total costs and expenses	21,167	20,897	20,380	22,654
Earnings from operations	1,492	1,657	1,510	1,901
Interest and other, net	38	157	221	190
(Losses) gains on investments	(2)	6	7	14
Earnings before taxes	1,528	1,820	1,738	2,105
Provision for (benefit from) taxes	301	(79)	363	408
Net earnings	$1,227	$1,899	$1,375	$1,697
Net earnings per share:(2)
Basic	$0.43	$0.68	$0.50	$0.62
Diluted	$0.42	$0.66	$0.48	$0.60
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange and Nasdaq Stock Market:
Low	$28.12	$30.27	$29.79	$31.67
High	$32.24	$34.36	$33.87	$39.87

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

ITEM 9B. Other Information.

        Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance of the Registrant.

        The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

        The following information is included in HP's Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after HP's fiscal year end of October 31, 2007 (the "Proxy Statement") and is incorporated herein by reference:

  •
  Information regarding directors of HP who are standing for reelection and any persons nominated to become directors of HP is set forth under "Election of Directors."

  •
  Information regarding HP's Audit Committee and designated "audit committee financial experts" is set forth under "Corporate Governance Principles and Board Matters—Board Structure and Committee Composition—Audit Committee."

  •
  Information on HP's code of business conduct and ethics for directors, officers and employees, also known as the "Standards of Business Conduct," and on HP's Corporate Governance Guidelines is set forth under "Corporate Governance Principles and Board Matters."

  •
  Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "Section 16(a) Beneficial Ownership Reporting Compliance."

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

  •
  The report of HP's HR and Compensation Committee is set forth under "HR and Compensation Committee Report on Executive Compensation."

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

  •
  Information regarding HP's equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is set forth in the section entitled "Equity Compensation Plan Information."

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

        The following information is included in the Proxy Statement and is incorporated herein by reference:

  •
  Information regarding transactions with related persons is set forth under "Related Person Transaction Policy and Procedures."

  •
  Information regarding director independence is set forth under "Corporate Governance Principles and Board Matters—Board Independence."

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

  2.
  Financial Statement Schedules:

  Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2007.

  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

  3.
  Exhibits:

  A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by HP) is provided in the Exhibit Index on page 158 of this report. HP will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting:

      Hewlett-Packard Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304
      (866) GET-HPQ1 or (866) 438-4771

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the fiscal years ended October 31
	2007	2006	2005
	In millions
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$220	$227	$286
Amount acquired through acquisition	3	4	—
Addition of bad debt provision	32	37	17
Deductions, net of recoveries	(29)	(48)	(76)

Balance, end of period	$226	$220	$227

Allowance for doubtful accounts—financing receivables:
Balance, beginning of period	$80	$111	$213
Additions (reversal) to allowance	15	(33)	(39)
Deductions, net of recoveries	(11)	2	(63)

Balance, end of period	$84	$80	$111

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2007	HEWLETT-PACKARD COMPANY
	By:	/s/ CHARLES N. CHARNAS Charles N. Charnas Vice President, Deputy General Counsel and Assistant Secretary

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles N. Charnas and Catherine A. Lesjak, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARK V. HURD Mark V. Hurd	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 18, 2007
/s/ CATHERINE A. LESJAK Catherine A. Lesjak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 18, 2007
/s/ JAMES T. MURRIN James T. Murrin	Senior Vice President and Controller (Principal Accounting Officer)	December 18, 2007
/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	December 18, 2007
/s/ SARI M. BALDAUF Sari M. Baldauf	Director	December 18, 2007
/s/ RICHARD A. HACKBORN Richard A. Hackborn	Director	December 18, 2007
/s/ JOHN H. HAMMERGREN John H. Hammergren	Director	December 18, 2007

/s/ JOEL Z. HYATT Joel Z. Hyatt	Director	December 18, 2007
/s/ JOHN R. JOYCE John R. Joyce	Director	December 18, 2007
/s/ ROBERT L. RYAN Robert L. Ryan	Director	December 18, 2007
/s/ LUCILLE S. SALHANY Lucille S. Salhany	Director	December 18, 2007
/s/ G. KENNEDY THOMPSON G. Kennedy Thompson	Director	December 18, 2007

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2	None.
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective November 15, 2007.	8-K	001-04423	99.1	November 19, 2007
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)
	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(f)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(g)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(h)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
4(i)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006

4(j)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(k)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007
4(l)	Specimen certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
9	None.
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(a)	January 21, 2003
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(c)	January 21, 2003
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(d)	January 21, 2003
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002

10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002

10(a)(a)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006

10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	None.
16	None.
18	None.
21	Subsidiaries of the registrant as of October 31, 2007.‡
22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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