Form 10-Q
period 2008-01-31
HEWLETT PACKARD CO
filed 2008-03-10
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The number of shares of HP common stock outstanding as of February 29, 2008 was 2,465,298,316 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by HP and its customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of any cost reduction programs and restructuring plans; the outcome of pending legislation and accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2007. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2008	2007
	In millions, except per share amounts
Net revenue:
Products	$23,120	$20,363
Services	5,257	4,628
Financing income	90	91

Total net revenue	28,467	25,082

Costs and expenses:
Cost of products	17,389	15,466
Cost of services	4,028	3,602
Financing interest	82	68
Research and development	898	877
Selling, general and administrative	3,241	2,908
Amortization of purchased intangible assets	206	201
In-process research and development charges	—	167
Restructuring	10	(41)
Pension curtailments and pension settlements, net	—	(9)

Total operating expenses	25,854	23,239

Earnings from operations	2,613	1,843

Interest and other, net	72	121

Earnings before taxes	2,685	1,964
Provision for taxes	552	417

Net earnings	$2,133	$1,547

Net earnings per share:
Basic	$0.83	$0.57

Diluted	$0.80	$0.55

Cash dividends declared per share	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	2,560	2,705

Diluted	2,655	2,801

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	January 31, 2008	October 31, 2007
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,903	$11,293
Short-term investments	73	152
Accounts receivable	12,384	13,420
Financing receivables	2,561	2,507
Inventory	7,938	8,033
Other current assets	11,767	11,997

Total current assets	44,626	47,402

Property, plant and equipment	7,804	7,798
Long-term financing receivables and other assets	10,325	7,647
Goodwill	21,854	21,773
Purchased intangible assets	3,963	4,079

Total assets	$88,572	$88,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$2,212	$3,186
Accounts payable	11,162	11,787
Employee compensation and benefits	2,657	3,465
Taxes on earnings	420	1,891
Deferred revenue	5,314	5,025
Accrued restructuring	95	123
Other accrued liabilities	14,798	13,783

Total current liabilities	36,658	39,260

Long-term debt	5,099	4,997
Other liabilities	8,871	5,916
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,514 and 2,580 shares issued and outstanding, respectively)	25	26
Additional paid-in capital	15,173	16,381
Retained earnings	22,132	21,560
Accumulated other comprehensive income	614	559

Total stockholders' equity	37,944	38,526

Total liabilities and stockholders' equity	$88,572	$88,699

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2008	2007
	In millions
Cash flows from operating activities:
Net earnings	$2,133	$1,547
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	749	643
Stock-based compensation expense	157	163
Provision for bad debt and inventory	78	77
In-process research and development charges	—	167
Restructuring	10	(41)
Pension curtailments and pension settlements, net	—	(9)
Deferred taxes on earnings	361	91
Excess tax benefit from stock-based compensation	(88)	(100)
Other, net	6	(13)
Changes in assets and liabilities:
Accounts and financing receivables	1,007	548
Inventory	54	(698)
Accounts payable	(659)	(759)
Taxes on earnings	(92)	131
Restructuring	(31)	(281)
Other assets and liabilities	(498)	(1,488)

Net cash provided by (used in) operating activities	3,187	(22)

Cash flows from investing activities:
Investment in property, plant and equipment	(611)	(718)
Proceeds from sale of property, plant and equipment	88	139
Purchases of available-for-sale securities and other investments	(20)	(13)
Maturities and sales of available-for-sale securities and other investments	106	92
Payments made in connection with business acquisitions, net	(264)	(4,464)

Net cash used in investing activities	(701)	(4,964)

Cash flows from financing activities:
(Repayment) issuance of commercial paper and notes payable, net	(899)	1,263
Issuance of debt	16	69
Payment of debt	(105)	(1,056)
Issuance of common stock under employee stock plans	554	797
Repurchase of common stock	(3,324)	(2,312)
Excess tax benefit from stock-based compensation	88	100
Dividends	(206)	(218)

Net cash used in financing activities	(3,876)	(1,357)

Decrease in cash and cash equivalents	(1,390)	(6,343)
Cash and cash equivalents at beginning of period	11,293	16,400

Cash and cash equivalents at end of period	$9,903	$10,057

Supplemental schedule of noncash financing activities:
Issuance of options assumed in business acquisitions	$(4)	$132

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2008, and its results of operations and cash flows for the three months ended January 31, 2008 and 2007. The Consolidated Condensed Balance Sheet as of October 31, 2007 is derived from the October 31, 2007 audited financial statements. Certain reclassifications have been made to prior-year amounts in order to conform to the current year presentation.

        The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

  Recent Pronouncements

        Updates to recent accounting standards as disclosed in HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2007 are as follows:

        As previously reported in HP's 2007 Annual Report on Form 10-K for the fiscal year ended October 31, 2007, HP recognized the funded status of its benefit plans at October 31, 2007 in accordance with the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. HP expects to adopt the measurement provisions of SFAS 158 effective October 31, 2009.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. HP currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot yet estimate the impact, if any, that SFAS 159 will have on its consolidated results of operations and financial condition.

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

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 provides accounting guidance on collaborative arrangements within the scope of this Issue on the classification of the payments between participants of the arrangement, the appropriate income statement presentation as well as

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, of the adoption of EITF 07-1 on its consolidated results of operations and financial condition.

        During the first quarter of fiscal 2008, HP adopted the following accounting standard:

        On November 1, 2007, HP adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. See Note 11 for the effect of applying FIN 48 on the Consolidated Condensed Balance Sheets.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan. Incentive compensation plans include principal option plans as well as various stock option plans assumed through acquisitions. Principal option plans include stock options, restricted stock awards and restricted stock unit awards. HP accounts for its stock-based compensation plans under SFAS No. 123R, "Share-Based Payment."

        During the first quarter of fiscal 2008, HP implemented a program that provides for the issuance of performance-based restricted units ("PRUs") representing hypothetical shares of HP common stock that may be issued under the Hewlett-Packard Company 2004 Stock Incentive Plan. PRU awards may be granted to eligible employees, including HP's principal executive officer, principal financial officer and other executive officers.

        Each PRU award reflects a target number of shares that may be issued to the award recipient. The actual number of shares the recipient receives is determined at the end of a three-year performance period based on results achieved versus company performance goals. Those goals are based on HP's annual cash flow from operations as a percentage of revenue and average total shareholder return ("TSR") relative to the S&P 500 over the performance period. Depending on HP's results during the three-year performance period, the actual number of shares that a grant recipient receives at the end of the period may range from 0% to 200% of the targeted shares granted, based on the calculations described below.

        Cash flow performance goals are established at the beginning of each year. At the end of each year, a portion of the target number of shares may be credited in the award recipient's name depending on the achievement of the cash flow performance goal for that year. The number of shares credited varies between 0% if performance is below minimum level and 150% if performance is at or above maximum level. For performance between the minimum level and the maximum level, a proportionate percentage between 30% and 150% is applied based on relative performance between minimum and maximum.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Following the expiration of the three-year performance period, the number of shares credited to the award recipient during the performance period is adjusted by a TSR modifier. The TSR modifier, which is determined at the beginning of each performance period, varies between 0%, if the minimum level is not met, resulting in no payout under the PRU award, and 133%, if performance is at or above the maximum level. For performance between the minimum level and the maximum level, a proportionate TSR modifier between 66% and 133% is applied based on relative performance between minimum and maximum. The number of shares, if any, received by the PRU award recipient equals the number of shares credited to the award recipient during the performance period multiplied by the TSR modifier.

        Recipients of PRU awards generally must remain employed by HP on a continuous basis through the end of the applicable three-year performance period in order to receive any portion of the shares subject to that award. Target shares subject to PRU awards do not have dividend equivalent rights and do not have the voting rights of common stock until earned and issued following the end of the applicable performance period.

        Total stock-based compensation expense for the three months ended January 31, 2008 and 2007 was as follows:

	Three months ended January 31
	2008	2007
	In millions
Cost of sales	$36	$45
Research and development	20	19
Selling, general and administrative	101	99

Stock-based compensation expense before income taxes	157	163
Income tax benefit	(47)	(48)

Total stock-based compensation expense after income taxes	$110	$115

        HP estimated the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions and weighted-average fair values:

	Stock Options
	Three months ended January 31
	2008	2007
Weighted-average fair value of grants	$16.59	$12.87
Risk-free interest rate	3.38%	4.69%
Dividend yield	0.65%	0.76%
Expected volatility(1)	35%	28%
Expected life in months	60	59

(1)
HP uses implied volatility for stock options.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        HP granted PRU awards representing an aggregate of 8,693,512 shares at target during the first quarter of fiscal 2008. As the cash flow goal is considered a performance condition, the expense for these awards, net of estimated forfeiture, will be recorded ratably over the three-year performance period based on the number of shares that are expected to be earned based on the achievement of the cash flow goals during the performance period. HP estimated the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The estimated fair value of each target share for the current year was $40.21. The estimated fair value of a target share for the second and third years of the three-year performance period will be determined at the beginning of the second and third years, respectively, and the expense will be amortized over the remainder of the three-year performance period.

        The following assumptions were used to determine the fair value for the first year:

Expected volatility(1)	26%
Risk-free interest rate	3.13%
Dividend yield	0.70%
Expected life in months	33

(1)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

        Option activity as of January 31, 2008 and changes during the three months ended January 31, 2008 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2007	367,339	$33
Granted and assumed through acquisitions	882	$49
Exercised	(12,879)	$29
Forfeited/cancelled/expired	(4,137)	$42

Outstanding at January 31, 2008	351,205	$33	4.0	$4,627

Vested and expected to vest at January 31, 2008	345,921	$33	4.0	$4,557

Exercisable at January 31, 2008	267,872	$33	3.4	$3,527

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on January 31, 2008. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three months ended January 31, 2008 was $268 million.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        As of January 31, 2008, HP expects to recognize $802 million of total unrecognized compensation expense related to stock options and PRU awards over a weighted-average period of 1.9 years.

        Non-vested restricted stock awards as of January 31, 2008 and changes during the three months ended January 31, 2008 were as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at October 31, 2007	5,698	$29
Granted	830	$45
Vested	(1,953)	$24
Forfeited	(950)	$26

Nonvested at January 31, 2008	3,625	$37

        As of January 31, 2008, there was $92 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over a weighted-average period of 1.6 years.

Note 3: Net Earnings Per Share

        HP calculates basic net earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the assumed conversion of convertible notes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended January 31
	2008	2007
	In millions, except per share amounts
Numerator:
Net earnings	$2,133	$1,547
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	2	2

Net earnings, adjusted	$2,135	$1,549

Denominator:
Weighted-average shares used to compute basic EPS	2,560	2,705
Effect of dilutive securities:
Dilution from employee stock plans	87	88
Zero-coupon subordinated convertible notes	8	8

Dilutive potential common shares	95	96

Weighted-average shares used to compute diluted EPS	2,655	2,801

Net earnings per share:
Basic	$0.83	$0.57
Diluted	$0.80	$0.55

        In the first quarter of fiscal 2008 and 2007, HP had options outstanding to purchase 35 million and 117 million shares, respectively, whose exercise prices were greater than the average market price of HP's common stock in each of those periods. HP excluded these options from the calculation of diluted EPS because their effect was anti-dilutive. Additionally, in the first quarter of fiscal 2008 and 2007, HP had options outstanding to purchase 30 million and 4 million shares, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of HP's common stock in each of those periods. As a result of the adoption of SFAS 123R on November 1, 2005, HP excluded these additional options from the calculation of diluted EPS because their effect also was anti-dilutive. As disclosed in Note 2, during the quarter ended January 31, 2008, HP granted PRU awards representing approximately 9 million shares at target. These awards have been excluded from the calculation of diluted EPS as they are contingently issuable shares that have not met the performance conditions set forth in SFAS No. 128, "Earnings per Share."

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	January 31, 2008	October 31, 2007
	In millions
Accounts receivable	$12,624	$13,646
Allowance for doubtful accounts	(240)	(226)

	$12,384	$13,420

Financing receivables	$2,603	$2,547
Allowance for doubtful accounts	(42)	(40)

	$2,561	$2,507

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $647 million as of January 31, 2008. HP sold approximately $780 million of trade receivables during the first quarter of fiscal 2008. As of January 31, 2008, HP had approximately $114 million available under these programs.

  Inventory

	January 31, 2008	October 31, 2007
	In millions
Finished goods	$5,335	$5,404
Purchased parts and fabricated assemblies	2,603	2,629

	$7,938	$8,033

Note 5: Acquisitions

        In the first quarter of fiscal 2008, HP completed three acquisitions. Total consideration including direct transaction costs for the three acquisitions was approximately $266 million. HP recorded approximately $180 million of goodwill and approximately $99 million of purchased intangibles related to these acquisitions. The largest of these transactions was the acquisition of MacDermid ColorSpan, Inc., which has been integrated into HP's Imaging and Printing Group.

        HP has recorded all acquisitions using the purchase method of accounting and, accordingly, included the results of operations in HP's consolidated results as of the date of each acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management's estimates and assumptions. HP does not expect goodwill recorded on a majority of these acquisitions to be deductible for tax purposes. HP has not presented pro forma results of operations

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Acquisitions (Continued)

because these acquisitions are not material to HP's consolidated results of operations on either an individual or an aggregate basis.

  Subsequent Acquisitions

        In February 2008, HP completed the acquisition of EYP Mission Critical Facilities Inc., a consulting company specializing in strategic technology planning, design and operations support for large-scale data centers. The business is being integrated into HP Services.

        In February 2008, HP completed the acquisition of NUR Macroprinters Ltd., a maker of industrial wide-format digital inkjet printers. The business is being integrated into HP's Imaging and Printing Group.

        In March 2008, HP completed the acquisition of Exstream Software, LLC, a privately-held leading provider of enterprise software that streamlines the creation and delivery of personalized documents and other communications materials. The business is being integrated into HP's Imaging and Printing Group.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of January 31, 2008 and changes in the carrying amount of goodwill for the three months ended January 31, 2008 were as follows:

	HP Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging And Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2007	$6,221	$5,076	$5,921	$2,523	$1,887	$145	$21,773
Goodwill acquired during the period	83	—	—	3	94	—	180
Goodwill adjustments	(12)	(13)	(60)	(7)	(7)	—	(99)

Balance at January 31, 2008	$6,292	$5,063	$5,861	$2,519	$1,974	$145	$21,854

        The goodwill adjustments relate primarily to the reversal of income tax reserves for HP's acquisitions associated with their pre-acquisition tax years. These reserves have been reclassified as a reduction of goodwill.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets (Continued)

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	January 31, 2008			October 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$3,269	$(1,783)	$1,486	$3,239	$(1,679)	$1,560
Developed and core technology and patents	2,827	(1,793)	1,034	2,768	(1,694)	1,074
Product trademarks	116	(95)	21	115	(92)	23

Total amortizable purchased intangible assets	6,212	(3,671)	2,541	6,122	(3,465)	2,657
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$7,634	$(3,671)	$3,963	$7,544	$(3,465)	$4,079

        Estimated future amortization expense related to finite lived purchased intangible assets at January 31, 2008 is as follows:

Fiscal year:	In millions
2008 (remaining 9 months)	$592
2009	710
2010	603
2011	350
2012	179
Thereafter	107

Total	$2,541

Note 7: Restructuring Charges

        Restructuring charges for the three months ended January 31, 2008 were $10 million due primarily to adjustments for severance and facilities costs associated with restructuring programs implemented in prior years. These programs are substantially complete, although HP records minor revisions to previous estimates as necessary. As of January 31, 2008, there was a remaining balance of approximately $134 million of accrued restructuring expenses associated with these programs. HP expects to pay these costs through 2018.

        In addition to the programs described above, as of January 31, 2008, HP had a remaining balance of approximately $11 million of accrued restructuring expenses associated a restructuring plan implemented in connection with the acquisition of Mercury Interactive Corporation in November 2006. All Mercury restructuring costs are reflected in the purchase price of Mercury in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." During the three months ended January 31, 2008, a credit of $7 million was recorded to goodwill primarily due

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

to a reduction in the number of positions to be eliminated in connection with the Mercury restructuring plan from 370 to 302. HP expects to pay such costs through 2014.

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring programs described above for the three months ended January 31, 2008 were as follows:

In millions
Restructuring liability at October 31, 2007	$173
Charges	10
Goodwill adjustments	(7)
Cash payments	(31)

Restructuring liability at January 31, 2008	$145

        At both January 31, 2008 and October 31, 2007, HP included the $50 million long-term portion of the restructuring liability in Other Liabilities in the accompanying Consolidated Condensed Balance Sheets.

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

	January 31, 2008	October 31, 2007
	In millions
Minimum lease payments receivable	$5,633	$5,568
Allowance for doubtful accounts	(88)	(84)
Unguaranteed residual value	283	291
Unearned income	(491)	(490)

Financing receivables, net	5,337	5,285
Less current portion, net	(2,561)	(2,507)

Amounts due after one year, net	$2,776	$2,778

        Equipment leased to customers under operating leases was $2.5 billion at January 31, 2008 and $2.4 billion at October 31, 2007 and is included in property, plant and equipment in the accompanying Consolidated Condensed Balance Sheets. Accumulated depreciation on equipment under lease was $0.6 billion at both January 31, 2008 and October 31, 2007.

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

  Warranty

        HP provides for the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers. However, product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of HP's baseline experience, affect the estimated warranty obligation. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions to the estimated warranty liability would be required.

        The changes in HP's aggregate product warranty liability for the three months ended January 31, 2008 was as follows:

In millions
Product warranty liability at October 31, 2007	$2,376
Accruals for warranties issued	846
Adjustments related to pre-existing warranties (including changes in estimates)	(19)
Settlements made (in cash or in kind)	(722)

Product warranty liability at January 31, 2008	$2,481

Note 10: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	January 31, 2008		October 31, 2007
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$595	3.9%	$675	4.0%
Commercial paper	1,183	3.3%	2,065	5.0%
Notes payable to banks, lines of credit and other	434	5.4%	446	5.2%

	$2,212		$3,186

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Borrowings (Continued)

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $342 million and $391 million at January 31, 2008 and October 31, 2007, respectively.

  Long-Term Debt

        Long-term debt was as follows:

	January 31, 2008	October 31, 2007
	In millions
U.S. Dollar Global Notes
$500 issued June 2002 at 6.5%, due July 2012	$499	$499
$500 issued March 2003 at 3.625%, due March 2008	500	500
$600 issued February 2007 at floating interest rate, due March 2012	600	600
$900 issued February 2007 at 5.25%, due March 2012	900	900
$500 issued February 2007 at 5.4%, due March 2017	499	499
$1,000 issued June 2007 at floating interest rate, due June 2009	1,000	1,000
$1,000 issued June 2007 at floating interest rate, due June 2010	1,000	1,000

	4,998	4,998

Series A Medium-Term Notes
$50 issued December 2002 at 4.25%, matured and paid December 2007	—	50

	—	50

Other
$505, U.S. dollar zero-coupon subordinated convertible notes, issued in October and November 1997 at an imputed rate of 3.13%, due 2017 ("LYONs")	374	371
Other, including capital lease obligations, at 3.75%-8.6%, due 2007-2029	223	263

	597	634

Fair value adjustment related to SFAS No. 133	99	(10)
Less current portion	(595)	(675)

	$5,099	$4,997

        HP may redeem some or all of the Global Notes as set forth in the above table at any time at the redemption prices described in the prospectus supplements relating thereto. The Global Notes are senior unsecured debt.

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to enable HP to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. As of January 31, 2008, HP had $4.0 billion of global notes issued under the 2006 Shelf Registration Statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum, $500 million of notes due March 2017 with

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Borrowings (Continued)

a fixed interest rate of 5.40% per annum., $1.0 billion of notes due June 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.01% per annum, and $1.0 billion of notes due June 2010 with a floating interest rate equal to the three-month USD LIBOR plus 0.06% per annum.

        On March 3, 2008, HP issued an additional $3.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes included $750 million of notes due September 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.40% per annum, $1.5 billion of notes due March 2013 with a fixed interest rate of 4.5% per annum, and $750 million of notes due March 2018 with a fixed interest rate of 5.5% per annum. HP issued the $750 million notes due 2009 at par, and HP issued the $1.5 billion notes due 2013 and $750 million notes due 2018 at discounts to par at 99.921% and 99.932%, respectively. HP intends to use the net proceeds from this offering for general corporate purposes, which may include (i) up to $500 million to repay HP's 3.625% global notes maturing in March 2008, and (ii) various amounts to repay short-term commercial paper maturing in March and April 2008.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of January 31, 2008, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. HP can denominate these notes in any currency, including the euro. HP has not and will not register these notes in the United States.

        The LYONs are convertible at the option of the holders at any time or prior to maturity, unless previously redeemed or otherwise purchased. Upon conversion, the LYONs are convertible by the holder at an adjusted rate of 15.09 shares of HP common stock for each $1,000 face value of the LYONs at maturity, payable in either cash or common stock at HP's election. In March 2008, HP notified the holders of the LYONs that it intends to redeem all of the outstanding LYONs during its second quarter of fiscal 2008.

        HP has a U.S. commercial paper program with a $6.0 billion capacity. Its subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper, of which $500 million of capacity is currently available to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, for its Euro Commercial Paper/Certificate of Deposit Programme.

        HP has a $3.0 billion five-year credit facility. In February 2008, HP entered into an additional $3.0 billion 364-day credit facility. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial paper. No amounts are outstanding under the credit facilities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Borrowings (Continued)

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of January 31, 2008 was approximately $1.5 billion.

        At January 31, 2008, HP had up to approximately $10.8 billion of available borrowing resources under the 2002 Shelf Registration Statement and other programs. HP also may issue additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

Note 11: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 20.6% and 21.2% for the three months ended January 31, 2008 and January 31, 2007, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from HP's operations in lower-tax jurisdictions throughout the world for which HP has not provided U.S. taxes because HP plans to reinvest such earnings indefinitely outside the U.S. There were no material discrete items affecting the tax rate for the three months ended January 31, 2008 and January 31, 2007, respectively.

        On November 1, 2007, HP adopted FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, HP reduced the liability for net unrecognized tax benefits by $718 million, and accounted for this as a cumulative effect of a change in accounting principle that was recorded as an increase to retained earnings of $687 million, and a decrease to goodwill of $31 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $2.3 billion, of which $650 million would affect the effective tax rate if realized. HP historically classified unrecognized tax benefits in current income taxes payable. In implementing FIN 48, HP has reclassified $1.3 billion from current income taxes payable to long-term income taxes payable. In addition, HP reclassified its income tax receivable to long-term income tax receivable.

        As of the date of adoption, the IRS was in the process of concluding its examination of HP's income tax returns for years 2002 and 2003. This examination concluded during the first fiscal quarter of 2008. The IRS began an audit of HP's 2004 and 2005 income tax returns in 2007. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP believes that adequate reserves have been provided for all open tax years.

        During the first quarter of fiscal 2008, the amount of gross unrecognized tax benefits was reduced by approximately $100 million attributable to settlements with tax authorities. The total amount of gross unrecognized tax benefits was $2.2 billion as of January 31, 2008, of which $650 million would affect the effective tax rate if realized.

        Upon adoption of FIN 48, HP recognizes interest expense and penalties accrued on unrecognized tax benefits within income tax expense. This policy did not change as a result of adoption of FIN 48. In addition, upon adoption of FIN 48, HP recognizes interest income from favorable settlements and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Income Taxes (Continued)

income tax receivables within income tax expense. As of the date of adoption of FIN 48, HP had accrued a net $28 million payable for interest and penalties. There was not a material change to this amount as of January 31, 2008.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain IRS, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $450 million. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999.

        HP is subject to income tax in the United States and over sixty foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. As described below, HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000 and 2003 tax years and Revenue Agent's Reports ("RAR's") for its fiscal 2001 and 2002 tax years. The IRS began an audit of HP's fiscal 2004 and 2005 income tax returns in 2007.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	January 31, 2008	October 31, 2007
	In millions
Current deferred tax assets	$4,182	$4,609
Current deferred tax liabilities	(129)	(123)
Long-term deferred tax assets	770	961
Long-term deferred tax liabilities	(2,070)	(397)

Total deferred tax assets net of deferred tax liabilities	$2,753	$5,050

        On January 30, 2008, HP received a Notice of Deficiency from the IRS for its fiscal 2003 tax year. The Notice of Deficiency asserted that HP owes additional tax of $21 million. At the same time, HP received a RAR from the IRS for its fiscal 2002 tax year that proposed no change in HP's tax liability for that year. In addition to the proposed deficiency for fiscal 2003, the IRS's adjustments for both years, if sustained, would reduce tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of tax credit carryforwards to subsequent years, by approximately $575 million. HP plans to contest certain of the adjustments proposed in the Notice of Deficiency and the RAR. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

        On June 28, 2007, HP received a Notice of Deficiency from the IRS for its fiscal 1999 and 2000 tax years. The Notice of Deficiency asserted that HP owes additional tax of $13 million for these two years. At the same time, HP received a RAR from the IRS for its fiscal 2001 tax year that proposed no change in HP's tax liability for that year. In addition to the proposed deficiencies for fiscal 1999 and 2000, the IRS's adjustments, if sustained, would reduce tax refund claims HP has filed for foreign tax credit and net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Income Taxes (Continued)

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

Note 12: Stockholders' Equity

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. HP paid $3.3 billion and $2.3 billion in connection with share repurchases of 72 million shares and 57 million shares during the three months ended January 31, 2008 and January 31, 2007, respectively.

        On November 19, 2007, HP's Board of Directors authorized an additional $8.0 billion for future share repurchases. As of January 31, 2008, HP had remaining authorization of $7.4 billion for future share repurchases.

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended January 31
	2008	2007
	In millions
Net earnings	$2,133	$1,547
Change in net unrealized gains on available-for-sale securities	(1)	(2)
Change in net unrealized gains (losses) on cash flow hedges	85	(9)
Change in cumulative translation adjustment	(2)	2
Change in additional minimum pension liability	—	(1)
Change in unrealized components of defined benefit pension plans	(27)	—

Comprehensive income	$2,188	$1,537

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	January 31, 2008	October 31, 2007
	In millions
Net unrealized gains on available-for-sale securities	$3	$4
Net unrealized gains (losses) on cash flow hedges	21	(64)
Cumulative translation adjustment	171	173
Unrealized components of defined benefit pension plans	419	446

Accumulated other comprehensive income	$614	$559

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	In millions
Service cost	$8	$41	$62	$66	$7	$9
Interest cost	59	66	106	90	20	19
Expected return on plan assets	(64)	(87)	(165)	(142)	(10)	(9)
Amortization and deferrals:
Actuarial (gain) loss	(9)	(3)	—	22	5	6
Prior service benefit	—	—	(2)	(2)	(14)	(13)

Net periodic benefit (gain) cost	(6)	17	1	34	8	12
Curtailment gain	—	—	—	(9)	—	(9)
Special termination benefits	—	—	1	—	—	—

Net benefit (gain) cost	$(6)	$17	$2	$25	$8	$3

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2007 that it expects to contribute approximately $145 million to its pension plans and approximately $15 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $80 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government and funding and taxing authorities.

        As of January 31, 2008, HP has made $44 million of contributions to non-U.S. pension plans, paid $2 million to cover benefit payments to U.S. non-qualified plan participants, and paid $15 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of between $70 million and $80 million to its pension plans, of which approximately $12 million is for U.S. non-qualified plan participants, and expects to pay approximately $60 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2008.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. Following unsuccessful arbitration, VG Wort filed a lawsuit against HP in May 2004 in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on certain MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany, and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed plus interest on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit) plus interest on MFDs sold in Germany up to December 2001. HP appealed the Stuttgart Court of Appeals' decision to the Bundesgerichtshof (the German Federal Supreme Court). On January 30, 2008, the German Federal Supreme Court held that the MFDs covered by this lawsuit were photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, are subject to the levies on photocopiers established by that law. It is expected that the court will issue a written judgment explaining the rationale underlying its decision sometime in the next several months. HP is awaiting the issuance of the court's written judgment before determining how to proceed with respect to this matter.

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

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Higher Regional Court of Baden Wuerttemberg. On May 11, 2005, the Higher Regional Court issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007 the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort has filed a claim with the German Federal Constitutional Court.

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

        On December 29, 2005, ZPU, a joint association of various German collection societies, instituted non-binding arbitration proceedings against HP before the arbitration board of the Patent and Trademark Office demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of 18.42 euros plus tax for each PC sold during that period. HP filed a notice of defense in connection with these proceedings in February 2006, and an arbitration hearing was held in December 2006. On August 3, 2007, the arbitration board issued a ruling proposing a levy of 15 euros plus tax for each PC sold during that period. HP has rejected the ruling of the arbitration board, and the arbitration proceedings have concluded. ZPU has filed a claim with the appeals court Munich to which HP must respond by April 30, 2008.

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

        Feder v. HP (formerly Tyler v. HP) is a lawsuit filed in the United States District Court for the Northern District of California on June 16, 2005 asserting breach of express and implied warranty, unjust enrichment, violation of the Consumers Legal Remedies Act and deceptive advertising and unfair business practices in violation of California's Unfair Competition Law. Among other things, plaintiffs allege that HP employed a "smart chip" in certain inkjet printing products in order to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the smart chip limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On September 6, 2005, a lawsuit captioned Ciolino v. HP was filed in the United States District Court for the Northern District of California. The allegations in the Ciolino case are substantively identical to those in Feder, and the two cases have been formally consolidated in a single proceeding in the District Court for the Northern District of California under the caption In re HP Inkjet Printer Litigation. On January 4, 2008, the court heard plaintiffs' motions for class certification and to add a class representative and defendant's motion for summary judgment. These motions are currently under submission. Trial has been set for June 2008. In addition, on January 17, 2007, an additional lawsuit captioned Blennis v. HP was filed in the United States District Court for the Northern District of California with allegations substantially the same as those consolidated in In re Inkjet Printer Litigation. The plaintiffs seek class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. Three related lawsuits filed in California state court, Tyler v. HP (filed in Santa Clara County on February 17, 2005), Obi v. HP (filed in Los Angeles County on February 17, 2005), and Weingart v. HP (filed in Los Angeles County on March 18, 2005), have been dismissed without prejudice by the plaintiffs. In addition, two related lawsuits filed in federal court, namely Grabell v. HP (filed in the District of New Jersey on March 18, 2005) and Just v. HP (filed in the Eastern District of New York on April 20, 2005), have been dismissed without prejudice by the plaintiffs. Substantially similar allegations have been made against HP and its subsidiary, Hewlett-Packard (Canada) Co., in four Canadian class actions, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, all seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

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

        Rich v. HP is a consumer class action filed against HP on May 22, 2006 in the United States District Court for the Northern District of California. The suit alleges that HP designed its color inkjet printers to unnecessarily use color ink in addition to black ink when printing black and white images and text. The plaintiffs seek injunctive and monetary relief on behalf of a nationwide class. The Court has granted HP's motion to dismiss several of the plaintiffs' claims, and HP answered the remaining claims in February 2007. The Court set a deadline of January 23, 2009 by which plaintiffs need to file a motion for class certification. Trial has been set for December 2009.

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

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002 in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, profited from, and otherwise aided and abetted the apartheid regime during the period from 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Victims Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. On November 29, 2004, the District Court dismissed with prejudice the plaintiffs' complaint. On October 12, 2007, the United States Court of Appeals for the Second Circuit affirmed in part and reversed in part the District Court's decision. The Second Circuit affirmed the dismissal of the plaintiffs' claims under the Torture Victims Protection Act, but reversed the District Court's dismissal of the plaintiffs' Alien Tort Claims Act claims, finding that it was possible for the plaintiffs to state such a claim. The Second Circuit, therefore, remanded the case to the District Court to permit the plaintiffs to attempt to plead the allegations needed to state a claim under the Alien Tort Claims Act. On January 10, 2008, HP and the other defendants filed a certiorari petition with the United States Supreme Court, which plaintiffs plan to oppose.

        CSIRO Patent Litigation. Microsoft Corporation, Hewlett-Packard Company, et al. v. Commonwealth Scientific and Industrial Research Organisation of Australia is an action filed by HP and two other plaintiffs on May 9, 2005 in the District Court for the Northern District of California seeking a declaratory judgment against Commonwealth Scientific and Industrial Research Organisation of Australia ("CSIRO") that HP's products employing the IEEE 802.11a and 8.02.11g wireless protocol standards do not infringe CSIRO's US patent no. 5,487,069 relating to wireless transmission of data at frequencies in excess of 10GHz. On September 22, 2005, CSIRO filed an answer and counterclaims alleging that all HP products which employ those wireless protocol standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys' fees and costs, and an injunction against sales of infringing products. On December 12, 2006, CSIRO successfully moved to have the case transferred to the District Court of the Eastern District of Texas, a court that has granted CSIRO's motions for summary judgment on the issues of validity and patent infringement and a permanent injunction in favor of CSIRO in a patent infringement action brought by CSIRO against a third party vendor of wireless networking products based on the same patent. On June 15, 2007, CSIRO filed an amended answer and counterclaims adding the allegation that all HP products which employ the draft IEEE 802.11n wireless protocol infringe the CSIRO patent. Trial is scheduled for April 2009.

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

        Tandberg Data Corporation v. HP: In January 2006, Exabyte Corporation, which has since been acquired by Tandberg Data Corporation, sued HP in the United States District Court for the District of Colorado. The plaintiff alleges that a particular HP tape drive infringes a patent that describes an apparatus and method for recovering data from a distorted tape by rewinding and replaying the tape at a slower speed. The complaint seeks injunctive relief and unspecified damages. In June 2006, HP asserted counterclaims against the plaintiff and is now asserting one HP patent relating to tape drive technology. HP seeks injunctive relief and unspecified damages for the plaintiff's alleged infringement. On January 22 2008, the Court issued a ruling construing the claims of the patent. Trial is scheduled for September 2008.

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

        The United States of America, ex rel. Norman Rille and Neal Roberts v. Hewlett-Packard Company, et al. In 2004, two private individuals filed a civil "qui tam" complaint under the False Claims Act in the United States District Court for the Eastern District of Arkansas containing generalized allegations that HP and several other companies participated in an industry-wide practice of using partnership and alliance programs to make improper payments and cause the submission of false claims in connection with contracts to provide products and services to the federal government. On April 12, 2007, the U.S. Department of Justice intervened in the qui tam action and filed a complaint against HP (and several other companies in separate actions) on behalf of the United States containing allegations that HP violated the False Claims Act and the Anti-Kickback Act of 1986 by providing millions of dollars in kickbacks to its alliance partners, including "influencer fees" and "new business opportunity rebates." The U.S. complaint further alleges that HP violated the False Claims Act and the Anti-Kickback Act, breached its federal government contracts, induced the federal government to make payments to HP that HP was not entitled to receive under those contracts, and was unjustly enriched by expressly or impliedly making false statements, records or certifications to the federal government that it complied with and would continue to comply with the Anti-Kickback Act and by submitting claims to the government that allegedly were inflated because they included the amounts of the influencer fees and new business opportunity rebates. The U.S. complaint seeks treble damages plus civil penalties in connection with the alleged violations of the False Claims Act, double damages plus civil penalties in connection with the alleged violations of the Anti-Kickback Act and disgorgement of profits earned in connection with the breach of contract and unjust enrichment claims.

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

        In addition, four stockholder derivative lawsuits have been filed in California purportedly on behalf of HP stockholders seeking to recover damages for alleged breach of fiduciary duty and to require HP to improve its corporate governance and internal control procedures as a result of the activities of the leak investigation: Staehr v. Dunn, et al. was filed in Santa Clara County Superior Court on September 18, 2006; Worsham v. Dunn, et al. was filed in Santa Clara County Superior Court on September 14, 2006; Tansey v. Dunn, et al. was filed in Santa Clara County Superior Court on September 20, 2006; and Hall v. Dunn, et al. was filed in Santa Clara County Superior Court on September 25, 2006. On October 19, 2006, the Santa Clara County Superior Court consolidated the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

four California cases under the caption In re Hewlett-Packard Company Derivative Litigation. The consolidated complaint filed on November 19, 2006 also seeks to recover damages in connection with sales of HP stock alleged to have been made by certain current and former HP officers and directors while in possession of material non-public information. Two additional stockholder derivative lawsuits, Pifko v. Babbio, et al., filed on September 19, 2006, and Gross v. Babbio, et al., filed on November 21, 2006, were filed in Chancery Court, County of New Castle, Delaware, both of which seek to recover damages for alleged breaches of fiduciary duty and to obtain an order instructing the defendants to refrain from further breaches of fiduciary duty and to implement corrective measures that will prevent future occurrences of the alleged breaches of fiduciary duty. On January 24, 2007, the Delaware court consolidated the two cases under the caption In re Hewlett-Packard Company Derivative Litigation and subsequently stayed the proceedings, as the parties have reached a tentative settlement. The HP Board of Directors has appointed a Special Litigation Committee consisting of independent Board members authorized to investigate, review and evaluate the facts and circumstances asserted in these derivative matters and to determine how HP should proceed in these matters. On December 14, 2007, HP and the plaintiffs in the California and Delaware derivative actions entered into an agreement to settle those lawsuits, which agreement is subject to the approval of the California and Delaware courts before it becomes final. Under the terms of the proposed settlement, HP has agreed to continue certain corporate governance changes until December 31, 2012 and to pay the plaintiffs' attorneys' fees. The California court has set a hearing date of March 11, 2008 to consider whether to grant final approval to the settlement of, and dismiss, the California matter as well as plaintiff's counsel's application for attorneys' fees and expenses, and the Delaware court has set a hearing date of June 12, 2008 to consider whether to grant final approval to the settlement of, and dismiss, the Delaware matter as well as plaintiff's counsel's application for attorneys' fees and expenses.

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

        The European Union ("EU") adopted the Waste Electrical and Electronic Equipment Directive in January 2003. The directive makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact legislation implementing the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). The EU member states were obliged to make producers participating in the market financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states was delayed into 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. HP is continuing to evaluate the impact of and take steps to comply with the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation legislation and guidance.

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe were adequate as of January 31, 2008. These accruals were not material to our operations or financial position and we do not currently anticipate material capital expenditures for environmental control facilities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium-sized businesses ("SMBs"), and large enterprises including the public and education sectors. HP's offerings span personal computing and other access devices; imaging and printing-related products and services; enterprise information technology ("IT") infrastructure, including enterprise storage and server technology; software that optimizes business technology investments; and multi-vendor customer services, including technology support and maintenance, consulting and integration and outsourcing services.

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

        HP has reclassified segment operating results for the first quarter of fiscal 2007 to conform to certain fiscal 2008 organizational realignments. None of the changes impact HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

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

  •
  HP Software provides enterprise IT management software solutions, including support, that allow customers to manage and automate their IT infrastructure, operations, applications, IT services and business processes under the HP Business Technology Optimization ("BTO") brand. The portfolio of BTO solutions enables HP's customers to reduce IT costs, and gain better insight to business and IT operations, helping them align IT resources with business goals and automate data center operations and IT processes, enabling IT to deliver more value to the business. HP Software also provides various products and solutions in the other software category which include OpenCall products, a suite of comprehensive, carrier-grade software platforms for developing and deploying next-generation voice, data and converged services to network and service providers; and Business Information Optimization ("BIO") products, which include enterprise data warehousing, information business continuity and data availability, compliance and e-discovery solutions.

  HP's other business segments are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment products, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops, business notebooks and Tablet PCs. Consumer PCs are targeted at the home user and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

    include the HP Pavilion and Compaq Presario series of multi-media consumer desktops and notebooks, as well as HP Media Center and Voodoo Gaming PCs. Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. Workstations run on UNIX®, Windows® and Linux-based operating systems. Handheld computing devices include a series of HP iPAQ handheld computing devices, ranging from Pocket PCs and navigation devices to smartphones and data devices, that run on Windows® Mobile software, and include software and support. Handheld computing also offers software and support that provide security and manageability of mobile devices. Digital entertainment products include plasma and LCD flat-panel televisions, HD DVD and RW drives, DVD writers, and the HP Digital Entertainment Center.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet systems include desktop single function and inkjet all-in-one printers, including photo, productivity and business inkjet printers and scanners. Digital imaging products and services include photo specialty printers and accessories, photo kiosks and online photo services through Snapfish. LaserJet systems include monochrome and color laser printers, printer-based MFDs and Total Print Management Solutions for enterprise customers. Graphics and Imaging products include large format (DesignJet) printers, Indigo and Scitex digital presses, digital publishing solutions and graphics printing solutions. Printer supplies include LaserJet toner and inkjet printer cartridges and other printing-related media such as HP-branded Vivera and ColorSphere ink and HP Premium and Premium Plus photo papers.

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

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, stock-based compensation expense related to HP-granted and certain acquisition-related employee stock options and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, as well as certain corporate governance costs.

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions.

        Selected operating results information for each business segment was as follows:

	Three months ended January 31
	Total Net Revenue		Earnings (Loss) from Operations
	2008	2007(1)	2008	2007(1)
	In millions
Enterprise Storage and Servers	$4,820	$4,421	$673	$453
HP Services	4,378	3,932	489	406
HP Software	666	598	51	18

Technology Solutions Group	9,864	8,951	1,213	877

Personal Systems Group	10,791	8,719	628	414
Imaging and Printing Group	7,312	6,999	1,150	1,073
HP Financial Services	642	547	43	32
Corporate Investments	218	157	8	(29)

Segment total	$28,827	$25,373	$3,042	$2,367

(1)
Certain fiscal 2008 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. For each of the quarters in fiscal year 2007, the reclassifications resulted in the transfer of revenue and operating profit among the Enterprise Storage and Servers, HP Services and HP Software segments within the Technology Solutions Group. There was no impact on the previously reported financial results for the other segments or on the previously reported consolidated financial results for the company as a whole.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended January 31
	2008	2007
	In millions
Net revenue:
Segment total	$28,827	$25,373
Eliminations of inter-segment net revenue and other	(360)	(291)

Total HP consolidated net revenue	$28,467	$25,082

Earnings before taxes:
Total segment earnings from operations	$3,042	$2,367
Corporate and unallocated costs and eliminations	(89)	(66)
Unallocated costs related to stock-based compensation expense	(124)	(140)
Amortization of purchased intangible assets	(206)	(201)
In-process research and development charges	—	(167)
Restructuring	(10)	41
Pension curtailments and pension settlements, net	—	9
Interest and other, net	72	121

Total HP consolidated earnings before taxes	$2,685	$1,964

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. There have been no material changes in the total assets of all the segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended January 31
	2008	2007(1)
	In millions
Net revenue:
Industry standard servers	$2,988	$2,689
Business critical systems	855	846
Storage	977	886

Enterprise Storage and Servers	4,820	4,421

Technology services	2,241	2,062
Outsourcing services	1,303	1,129
Consulting and integration	834	741

HP Services	4,378	3,932

Business technology optimization(2)	548	460
Other(2)	118	138

HP Software	666	598

Technology Solutions Group	9,864	8,951

Notebooks	5,664	4,146
Desktops	4,401	3,821
Workstations	467	405
Handhelds	89	191
Other	170	156

Personal Systems Group	10,791	8,719

Commercial hardware	1,726	1,616
Consumer hardware	1,180	1,241
Supplies	4,399	4,142
Other	7	—

Imaging and Printing Group	7,312	6,999

HP Financial Services	642	547
Corporate Investments	218	157

Total segments	28,827	25,373

Eliminations of inter-segment net revenue and other	(360)	(291)

Total HP consolidated net revenue	$28,467	$25,082

(1)
Certain fiscal 2008 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. For each of the quarters in fiscal year 2007, the reclassifications resulted in the transfer of revenue among Enterprise Storage and Servers, HP Services and HP Software segments within the Technology Solutions Group. In addition, revenue

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

  was transferred among the business units within the Imaging and Printing Group and among the business units within the Personal Systems Group, but there was no change to the previously reported revenue for either segment as a whole. There was no impact on the previously reported financial results for the HP Financial Services and Corporate Investments segments or on the previously reported consolidated financial results for the company as a whole.

(2)
The OpenView business unit was renamed as "Business Technology Optimization" and the OpenCall and Other business unit was renamed as "Other" effective in fiscal 2008. The renamed "Other" business unit includes primarily the OpenCall and Business Information Optimization products.

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

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium-sized businesses ("SMBs"), and large enterprises, including in the public and education sectors. Our offerings span:

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

        We continue to grow our business organically and through strategic acquisitions. During the first quarter of fiscal 2008, we acquired three companies, and we expect to continue to make strategic acquisitions periodically in the future.

        In terms of how our execution has translated into financial performance, the following provides an overview of our key financial metrics in the first quarter of fiscal 2008:

		TSG
	HP Consolidated	ESS	HPS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Net revenue	$28,467	$4,820	$4,378	$666	$9,864	$10,791	$7,312	$642
Year-over-year net revenue % increase	13.5%	9.0%	11.3%	11.4%	10.2%	23.8%	4.5%	17.4%
Earnings from operations	$2,613	$673	$489	$51	$1,213	$628	$1,150	$43
Earnings from operations as a % of net revenue	9.2%	14.0%	11.2%	7.7%	12.3%	5.8%	15.7%	6.7%
Net earnings	$2,133
Net earnings per share
Basic	$0.83
Diluted	$0.80

        Cash and cash equivalents at January 31, 2008 totaled $9.9 billion, a decrease of $1.4 billion from October 31, 2007. The decrease was due primarily to $3.3 billion paid to repurchase our common stock and a $1.0 billion net payment for our debt and commercial paper, both of which were partially offset by $3.2 billion in cash provided from operations.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Except for tax accounting policy changes as illustrated in detail below, management believes that there have been no other significant changes during the three months ended January 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

        We are subject to income taxes in the United States and over sixty foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with FIN 48. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our reserve for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of Advanced Pricing Agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies which, if released, will impact the carrying value of goodwill attributable to the acquired company.

RECENT ACCOUNTING PRONOUNCEMENTS

        Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 are as follows:

        As previously reported in our 2007 Annual Report on Form 10-K for the fiscal year ended October 31, 2007, we recognized the funded status of our benefit plans at October 31, 2007 in accordance with the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of SFAS 158 effective October 31, 2009.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15,

2007 and is required to be adopted by us in the first quarter of fiscal 2009. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot yet estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 provides accounting guidance on collaborative arrangements within the scope of this Issue on the classification of the payments between participants of the arrangement, the appropriate income statement presentation as well as disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of EITF 07-1 on our consolidated results of operations and financial condition.

        During the first quarter of fiscal 2008, we adopted the following accounting standard:

        On November 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the effect of applying FIN 48 on the Consolidated Condensed Balance Sheets, see Note 11 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2008		2007(2)
	In millions
Net revenue	$28,467	100.0%	$25,082	100.0%
Cost of sales(1)	21,499	75.5%	19,136	76.3%

Gross profit	6,968	24.5%	5,946	23.7%
Research and development	898	3.2%	877	3.5%
Selling, general and administrative	3,241	11.4%	2,908	11.6%
Amortization of purchased intangible assets	206	0.7%	201	0.8%
In-process research and development charges	—	—	167	0.7%
Restructuring	10	—	(41)	(0.2)%
Pension curtailments and pension settlements, net	—	—	(9)	—

Earnings from operations	2,613	9.2%	1,843	7.3%
Interest and other, net	72	0.2%	121	0.5%

Earnings before taxes	2,685	9.4%	1,964	7.8%
Provision for taxes	552	1.9%	417	1.6%

Net earnings	$2,133	7.5%	$1,547	6.2%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior-year amounts in order to conform to the current year presentation.

Net Revenue

        The components of weighted-average net revenue growth as compared to prior-year period were as follows:

Three months ended January 31, 2008
Percentage Points
Personal Systems Group	8.3
HP Services	1.8
Enterprise Storage and Servers	1.6
Imaging and Printing Group	1.2
HP Financial Services	0.4
HP Software	0.3
Corporate Investments/Other	(0.1)

Total HP	13.5

        For the three months ended January 31, 2008, net revenue increased 13.5% from the prior-year comparable period (8% on a constant currency basis). The favorable currency impact was due primarily to the movement of the dollar against the euro. U.S. net revenue increased 6% to $8.7 billion, while international net revenue increased 17% to $19.7 billion. PSG had double-digit net revenue growth across all regions as a result of a 27% unit volume increase. The unit volume increase resulted from strong growth in notebooks and emerging markets, which was partially offset by declines of 2% and 6% in average selling prices ("ASPs") in consumer and commercial clients, respectively. HPS net revenue increased due primarily to favorable currency impacts, revenue increases in technology services due primarily to growth in extended warranty revenue and IT solution support services, revenue increases in outsourcing services driven by existing account growth and new business and revenue increases in consulting and integration due to additional revenue from recent acquisitions. ESS net revenue growth was the result primarily of strong blade revenue and unit growth, increased option attach rates in our ProLiant server line, continued strong performance in mid-range EVA products within our storage business and revenue increases from our Integrity servers. The ESS growth was moderated by revenue declines in our PA-RISC product line and the planned phase out of our Alpha Server product line. IPG net revenue growth was due mainly to increased unit volumes of printer supplies resulting from the continued expansion of printer hardware placements and the strong performance of color-related products. The HPFS net revenue increase was due primarily to portfolio growth, increased operating lease activity and higher end-of-lease renewals and equipment sales. The net revenue growth in HP Software was due primarily to growth in our Business Technology Optimization ("BTO") business as a result of Opsware acquisition and increases in support and service contracts.

Gross Margin

        The weighted-average components of the change in gross margin as a percentage of net revenue as compared to prior-year period were as follows:

Three months ended January 31, 2008
Percentage Points
Enterprise Storage and Servers	0.3
Personal Systems Group	0.2
HP Software	0.1
HP Services	0.1
Imaging and Printing Group	—
HP Financial Services	—
Corporate Investments/Other	0.1

Total HP	0.8

        Total company gross margin increased 0.8% for the three months ended January 31, 2008, as compared to the same period in the prior year. The increase in ESS gross margin was due primarily to improved cost management and attach rates and lower component costs, which were partially offset by a continued mix shift towards ISS within the segment and the ongoing mix shift to lower-margin Integrity products within business critical systems. The gross margin increase in PSG was due primarily to favorable component pricing, improvement in supply chain costs and increases in the attach rates for monitors and other accessories. The improvement in HP Software gross margin was due primarily to cost savings in BTO business and cost structure improvement as a result of increased scale in the information management business. The HPS gross margin increase was driven mainly by the continued focus on cost structure improvement from delivery efficiencies and overall cost controls, which were partially offset by the impact from the continued competitive pricing environment. IPG's contribution to our total company's weighted-average change in gross margin was flat while the IPG gross margin increased as a result of improved margins for supplies as a result of product mix. HPFS' contribution to our total company's weighted-average change in gross margin was flat while the HPFS gross margin declined due primarily to lower portfolio margins as a result of an increase in the operating lease mix and higher provision for bad debt.

Operating Expenses

        Research and Development

        Total research and development ("R&D") expense as a percentage of net revenue decreased slightly in the first quarter of fiscal 2008 as compared to the prior-year period due primarily to revenue growing faster than R&D expense. R&D expense increased slightly in the first quarter of fiscal 2008 as compared to the prior-year period due primarily to the unfavorable currency impacts related to the movement of the dollar against the euro. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in R&D expense for the three months ended January 31, 2008, except that PSG experienced a slight year-over-year increase in R&D expense.

        Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense as a percentage of net revenue declined in the first quarter of fiscal 2008 from the prior-year comparable period due primarily to the increase in net revenue outpacing SG&A expense growth. Total SG&A expense increased due primarily to higher field selling costs as a result of our investment in sales resources, additional expenses related to the acquisitions and unfavorable currency impacts related to the movement of the dollar against the euro. As a percentage of net revenue, the ESS, HPS and IPG segments experienced a year-over-year decrease in SG&A expense for the three months ended January 31, 2008, while PSG and HP Software experienced a year-over-year increase in SG&A expense.

        Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three months ended January 31, 2008 as compared to the same period in the prior year was due primarily to amortization expenses related primarily to the acquisitions made subsequent to the first quarter of fiscal 2007.

        In-Process Research and Development Charges

        In the first quarter of fiscal 2007, we recorded $167 million of in-process research and development ("IPR&D") charges in connection with the acquisitions completed during that period.

        Restructuring

        Restructuring charges for the three months ended January 31, 2008 were $10 million. These charges were due primarily to adjustments for severance and facility costs associated with restructuring programs implemented in fiscal years 2005, 2003, 2002 and 2001.

        Restructuring charges for the three months ended January 31, 2007 resulted in a net credit of $41 million. The credit was due primarily to severance adjustments for employees who were expected to be terminated but who found new positions within HP, a non-cash stock-based compensation expense adjustment and a curtailment gain from our U.S. retiree medical program, all related to our fiscal 2005 restructuring plan. These adjustments were partially offset by a restructuring charge related to our fiscal 2003, 2002 and 2001 restructuring programs.

        Workforce Rebalancing

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first three months of fiscal 2008. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs through the remainder of fiscal 2008.

        Pension Curtailments and Pension Settlements, Net

        In the first three months of fiscal 2007, we recognized a net gain on pension curtailments and settlements of $9 million, relating primarily to a modification to our U.S. defined benefit pension plan. This curtailment gain was offset partially by settlement losses related to our other pension plan design changes.

Interest and Other, Net

        Interest and other, net decreased by $49 million for the three months ended January 31, 2008 compared to the corresponding period in fiscal 2007. The decrease resulted primarily from lower short-term interest income over the prior-year period related to lower short-term interest rates on lower investment balances in the first quarter of fiscal 2008, lower currency gains on various balance sheet items and higher impairment charges on our investment portfolio, which were partially offset by lower interest expense.

Provision for Taxes

        Our effective tax rate was 20.6% and 21.2% for the three months ended January 31, 2008 and January 31, 2007, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the U.S. There were no material discrete items affecting the tax rate for the three months ended January 31, 2008 and January 31, 2007, respectively.

Segment Information

        A description of the products and services for each segment can be found in Note 15 to the Consolidated Condensed Financial Statements. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

        ESS, HPS and HP Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended January 31
	2008	2007	% Increase
	In millions
Net revenue	$4,820	$4,421	9.0%
Earnings from operations	$673	$453	48.6%
Earnings from operations as a % of net revenue	14.0%	10.2%

        The components of weighted-average net revenue growth as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2008
Percentage Points
Industry standard servers	6.7
Storage	2.1
Business critical systems	0.2

Total ESS	9.0

        ESS net revenue increased 9.0% in the first quarter of fiscal 2008 compared to the same period in fiscal 2007 (4% on a constant currency basis). The favorable currency impact was due primarily to the movement of the dollar against the euro. Net revenue growth in industry standard servers of 11% was driven by strong growth in blade revenue and units as well as increased option attach rates in the ProLiant server line. Storage net revenue increased 10% in the first quarter of fiscal year 2008 compared to the prior-year period, with the increase driven primarily by mid-range EVA products, storage software and storage blades. Business critical systems net revenue increased 1% in the first quarter of fiscal 2008. This increase was due primarily to strong net revenue growth in our Integrity servers, which represented 75% of the business critical systems revenue mix in the first quarter of fiscal 2008 up from 55% in the prior-year period. This increase was largely offset by revenue declines in the PA-RISC product line and the planned phase out of our Alpha Server product line. We expect the revenue mix from Integrity servers will continue to grow as customers migrate from PA-RISC and Alpha products.

        ESS earnings from operations as a percentage of net revenue increased by 3.8 percentage points in the first quarter of fiscal 2008 compared to the prior-year period, due primarily to an increase in gross margin combined with a decrease in operating expenses as a percentage of net revenue. The increase in gross margin was due primarily to improved cost management and attach rates and lower component costs, which was partially offset by a continued mix shift towards industry standard servers within the segment, and the ongoing mix shift to lower-margin Integrity products within business critical systems. The decrease in operating expense as a percentage of net revenue in the first quarter of fiscal 2008 was due primarily to continued cost structure improvements.

HP Services

	Three months ended January 31
	2008	2007	% Increase
	In millions
Net revenue	$4,378	$3,932	11.3%
Earnings from operations	$489	$406	20.4%
Earnings from operations as a % of net revenue	11.2%	10.3%

        The components of weighted-average net revenue growth as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2008
Percentage Points
Technology services	4.5
Outsourcing services	4.4
Consulting and integration	2.4

Total HPS	11.3

        HPS net revenue increased 11.3% for the three months ended January 31, 2008 compared to the same period in fiscal 2007 (6% on a constant currency basis). The favorable currency impact was due primarily to the movement of the dollar against the euro. Net revenue in technology services increased 9% in the first quarter of fiscal 2008 due primarily to growth in extended warranty revenue, favorable currency impacts and IT solution support services growth, which were partially offset by competitive pricing pressures and revenue erosion from installed base contracts. During the three months ended January 31, 2008, outsourcing services net revenue grew 15% from the same period in fiscal 2007 due to existing account growth, favorable currency impacts and new business, which were partially offset by installed base revenue erosion and pricing pressures. Net revenue in consulting and integration increased 13% compared to the same period in fiscal 2007 due primarily to favorable currency impacts and additional revenue from recent acquisitions.

        HPS earnings from operations as a percentage of net revenue for the three months ended January 31, 2008 increased by 0.9 percentage points. The operating margin increase was the result of a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase was due primarily to the continued focus on cost structure improvements from delivery efficiencies and overall cost controls. These improvements were partially offset by the impact from the continued competitive pricing environment. The decrease in operating expenses as a percentage of net revenue was due primarily to continued efficiency improvements in our operating expense structure. Technology services operating margin continued to benefit from improved delivery efficiencies and cost controls, all of which were offset in part by price erosion and the impact of the ongoing portfolio mix shift from higher margin proprietary support to lower margin areas such as IT solution services. Outsourcing services operating margin improved in the first quarter of fiscal 2008 due primarily to improved delivery efficiencies and reduced operating expenses, which were partially offset by contractual pricing pressure. Consulting and integration operating margin decreased in the first quarter of fiscal 2008 due mainly to increased customer project costs and costs related to acquisitions.

HP Software

	Three months ended January 31
	2008	2007	% Increase
	In millions
Net revenue	$666	$598	11.4%
Earnings from operations	$51	$18	183.3%
Earnings from operations as a % of net revenue	7.7%	3.0%

        The components of weighted-average net revenue growth as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2008
Percentage Points
Business technology optimization(1)	14.7
Other(1)	(3.3)

Total HP Software	11.4

(1)
Effective in fiscal 2008 the OpenView business unit was renamed "Business Technology Optimization" ("BTO") and the OpenCall and Other business unit was renamed "Other". The renamed "Other" business unit includes primarily the OpenCall and Business Information Optimization products.

        HP Software revenue increased 11.4% for the three months ended January 31, 2008 compared to the same period in fiscal 2007 (7% on a constant currency basis). The favorable currency impact was due primarily to the movement of the dollar against the euro. Net revenue from BTO increased 19% for the first quarter of fiscal 2008. Net revenue for other software decreased 14% for the first quarter of fiscal 2008. BTO net revenue growth was the result of the Opsware acquisition and increases in support and services contracts. The decrease in other net revenue was the result of a decline in OpenCall net revenue due to the competitive environment following industry consolidation and the transfer of associated hardware revenues to ESS.

        The operating margin improvement of 4.7 percentage points for the three months ended January 31, 2008 as compared to the same period in fiscal 2007 was due primarily to an increase in gross margin, partially offset by an increase in operating expense as a percentage of net revenue. The improvement in gross margin was driven by cost savings in BTO business, cost structure improvement as a result of increased scale in the information management business and to a lesser extent a favorable change in the revenue mix driven by higher BTO revenue, which typically has higher gross margins than the remainder of the segment. The slight increase in operating expense as a percentage of net revenue was due primarily to higher field selling costs, which were partially offset by lower integration administrative expenses related to acquisitions.

Personal Systems Group

	Three months ended January 31
	2008	2007	% Increase
	In millions
Net revenue	$10,791	$8,719	23.8%
Earnings from operations	$628	$414	51.7%
Earnings from operations as a % of net revenue	5.8%	4.7%

        The components of weighted-average net revenue growth as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2008
Percentage Points
Notebook PCs	17.4
Workstations	0.7
Desktop PCs	6.7
Handhelds	(1.2)
Other	0.2

Total PSG	23.8

        PSG's net revenue increased 23.8% for the three months ended January 31, 2008 compared to the same period in fiscal 2007 (17% on a constant currency basis). The favorable currency impact was due primarily to the movement of the dollar against the euro. An overall unit volume increase of 27% drove double-digit net revenue growth across all regions. The unit volume increase was the result of strong growth in notebooks, with continued strong growth in emerging markets. Net revenue for notebook PCs increased 37%, while net revenue for desktop PCs increased 15% from the prior-year period. Net revenue for consumer clients and commercial clients increased 29% and 22%, respectively, from the prior-year period. The net revenue increase in Other PSG was related primarily to improvements in extended warranty and third-party branded options sales. The revenue increases were partially offset by a decrease in handhelds due to a decline in the Personal Digital Assistant product market, coupled with our product transition within converged devices. The PSG unit volume increase was moderated by declines of 2% in consumer client ASPs and 6% in commercial client ASPs. ASPs declined from the prior-year period as a result of price erosion related to component cost reductions. The declines in ASPs were partially offset by an increased notebook revenue mix and improved attach rates for monitors and other accessories.

        For the three months ended January 31, 2008, PSG's earnings from operations as a percentage of net revenue increased by 1.1 percentage points from the same period in fiscal 2007 as a result of an increase in gross margin, which was partially offset by a slight increase in operating expenses as a percentage of net revenue. The gross margin increase was due primarily to favorable component pricing, improvement in supply chain costs and increases in the attach rates for monitors and other accessories. The slight increase in operating expenses as a percentage of net revenue was the result primarily of our investments in marketing opportunities and sales force.

Imaging and Printing Group

	Three months ended January 31
	2008	2007	% Increase
	In millions
Net revenue	$7,312	$6,999	4.5%
Earnings from operations	$1,150	$1,073	7.2%
Earnings from operations as a % of net revenue	15.7%	15.3%

        The components of weighted-average net revenue growth as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2008
Percentage Points
Supplies	3.7
Commercial hardware	1.6
Consumer hardware	(0.9)
Other	0.1

Total IPG	4.5

        IPG's net revenue increased 4.5% for the three months ended January 31, 2008 from the prior-year comparable period (1% on a constant currency basis). The favorable currency impact was due primarily to the movement of the dollar against the euro. The growth in printer supplies net revenue reflected higher unit volumes of supplies as a result of the continued expansion of printer hardware placements and the strong performance of color-related products. The growth in commercial hardware net revenue was attributable mainly to unit volume growth in multifunction printers, color laser printers and our large format printing products. The decrease in consumer hardware net revenue was due primarily to slower growth in the overall consumer printing market. Both commercial and consumer hardware were impacted by the continued shift in demand to lower-priced products and strategic pricing decisions, which caused average revenue per unit in each category to decline.

        For the three months ended January 31, 2008, IPG earnings from operations as a percentage of net revenue increased 0.4 percentage points as compared to the same period in fiscal 2007, due primarily to an increase in gross margin. The gross margin increase was due primarily to improved margins for supplies as a result of product mix, which was partially offset by unfavorable hardware margins. Operating expense as a percentage of net revenue increased slightly over the same period in fiscal 2007, due primarily to an increased investment in our enterprise printing sales force.

HP Financial Services

	Three months ended January 31
	2008	2007	% Increase
	In millions
Net revenue	$642	$547	17.4%
Earnings from operations	$43	$32	34.4%
Earnings from operations as a % of net revenue	6.7%	5.9%

        For the three months ended January 31, 2008, HPFS net revenue increased 17.4% compared to the prior-year comparable period. The net revenue increase was due primarily to portfolio growth, increased operating lease activity and higher end-of-lease renewals and equipment sales.

        For the three months ended January 31, 2008, the 0.8 percentage point increase in earnings from operations as a percentage of net revenue was a result of a decrease in operating expenses as a percentage of revenue, which was partially offset by a decrease in gross margin. The decrease in operating expenses as a percentage of net revenue was the result of continued cost controls despite growing assets and revenues. The gross margin decline was due primarily to lower portfolio margins due to an increase in the operating lease mix and a higher provision for bad debt, which was partially offset by higher margins associated with end-of-lease and remarketing activity.

Financing Originations

	Three months ended January 31
	2008	2007
	In millions
Total financing originations	$1,056	$1,008

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 5% in the first quarter of fiscal 2008 compared to the same period in fiscal 2007. The increase was driven by a favorable currency impact and higher financing volumes associated with HP product sales.

Portfolio Assets and Ratios

        HPFS maintains a strategy to generate a competitive return on equity by effectively leveraging its portfolio against the risks associated with interest rates and credit. The HPFS business model is asset- intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive these amounts are substantially the same as those used by the consolidated company. However, certain intercompany loans and accounts that are reflected in the segment balances are eliminated in our Consolidated Condensed Financial Statements.

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2008		October 31, 2007
	In millions
Portfolio assets(1)	$8,523		$8,415

Allowance for doubtful accounts	88		84
Operating lease equipment reserve	52		49

Total reserves	140		133

Net portfolio assets	$8,383		$8,282

Reserve coverage	1.6%		1.6%
Debt to equity ratio(2)	6.0	x	6.0	x

(1)
Portfolio assets include gross financing receivables of approximately $5.4 billion at both January 31, 2008 and October 31, 2007 and net equipment under operating leases of $1.9 billion at January 31, 2008 and $1.8 billion at October 31, 2007, as disclosed in Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $600 million at January 31, 2008 and $500 million at October 31, 2007 and intercompany leases of approximately $600 million at January 31, 2008 and $700 million at October 31, 2007, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at January 31, 2008 increased 1% from October 31, 2007. The increase resulted from a high level of financing originations in the first quarter of fiscal 2008 and a favorable currency impact.

  Roll-forward of Reserves:

	October 31, 2007	Additions to allowance	Deductions, net of recoveries	January 31, 2008
	In millions
Allowance for doubtful accounts	$84	$8	$(4)	$88
Operating lease equipment reserve	49	5	(2)	52

Total reserve	$133	$13	$(6)	$140

Corporate Investments

	Three months ended January 31
	2008	2007	% Increase
	In millions
Net revenue	$218	$157	38.9%
Earnings (loss) from operations	$8	$(29)	127.6%
Earnings (loss) from operations as a % of net revenue	3.7%	(18.5)%

        The majority of the revenue in Corporate Investments relates to network infrastructure products sold under the brand "ProCurve Networking". For the three months ended January 31, 2008, net revenue from network infrastructure products increased 38% compared to the same period in fiscal 2007 as a result of continued increased sales of enterprise class gigabit and 10 gigabit ethernet switch products.

        Earnings from operations for the first quarter of fiscal 2008 increased $37 million from the same period in fiscal 2007 due primarily to strong earnings from network infrastructure products. Expenses related to corporate development, global alliances and HP Labs remained relatively flat compared to the same period in the prior fiscal year.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Three months ended January 31
	2008	2007
	In millions
Net cash provided by (used in) operating activities	$3,187	$(22)
Net cash used in investing activities	(701)	(4,964)
Net cash used in financing activities	(3,876)	(1,357)

Net decrease in cash and cash equivalents	$(1,390)	$(6,343)

Operating Activities

        Net cash provided by (used in) operating activities increased by approximately $3.2 billion for the three months ended January 31, 2008 as compared to the corresponding period in fiscal 2007. The increase was due primarily to higher earnings and improved inventory management.

Investing Activities

        Net cash used in investing activities decreased by $4.3 billion for the three months ended January 31, 2008 as compared to the corresponding period in fiscal 2007 due primarily to lower cash paid for acquisitions.

Financing Activities

        Net cash used in financing activities increased by $2.5 billion for the three months ended January 31, 2008 as compared to the corresponding period in fiscal 2007 due primarily to higher net repayments of commercial paper and debt and increased repurchases of our common stock.

Common Stock Repurchases

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. For the three months ended January 31, 2008 and 2007, we completed share repurchases of approximately 72 million shares and 57 million shares, respectively.

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. On November 19, 2007, our Board of Directors authorized an additional $8.0 billion for future share repurchases. As of January 31, 2008, we had remaining authorization of approximately $7.4 billion for future share repurchases. For more information on our share repurchases, see Note 12 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Key Performance Metrics

	January 31, 2008	October 31, 2007
Days of sales outstanding in accounts receivable	39	43
Days of supply in inventory	33	34
Days of purchases outstanding in accounts payable	(47)	(50)

Cash conversion cycle	25	27

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

        The improvement in DSO was due primarily to a lower accounts receivable balance resulting from the timing of revenue during the three months ended January 31, 2008 compared to the three months ended October 31, 2007. The decrease in DOS was due primarily to a lower inventory balance as a result of our focus on improving execution and working capital management. The decrease in DPO was due primarily to a lower accounts payable balance resulting from lower purchases in the second half of the current quarter as compared to the three months ended October 31, 2007. These changes contributed to the decrease in the cash conversion cycle for the first quarter ended January 31, 2008 compared to the fourth quarter ended October 31, 2007.

LIQUIDITY

        As previously discussed, we use cash generated by operations as our primary source of liquidity; we believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures and the payment of stockholder dividends, in addition to a level of discretionary investments and share repurchases. We are able to supplement this near-term liquidity, if necessary, with broad access to capital markets and credit line facilities made available by various foreign and domestic financial institutions.

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and the overall cost of capital. Outstanding debt decreased to $7.3 billion as of January 31, 2008 as compared to $8.2 billion as of October 31, 2007, bearing weighted-average interest rates of 4.7% and 5.2%, respectively. Short-term borrowings decreased to $2.2 billion as of January 31, 2008 from $3.2 billion as of October 31, 2007. The decrease in short-term borrowings was due primarily to the net maturity of approximately $899 million of our commercial paper and notes payable and the repayment of $50 million Series A Medium-Term Notes that matured and were paid in December 2007. During the first quarter fiscal 2008, we issued $4.3 billion and repaid $5.2 billion of commercial paper.

        The majority of our outstanding debt relates to HPFS. We issue debt in order to finance HPFS and as needed for other purposes. HPFS has a business model that is asset-intensive in nature and therefore we fund HPFS more by debt than we fund our other business segments. At January 31, 2008, HPFS had approximately $8.4 billion in net portfolio assets, which included short and long-term financing receivables and operating lease assets.

        We have the following resources available to obtain short-term or long-term financings, if we need additional liquidity:

		At January 31, 2008
	Original amount Available
		Used		Available
	In millions
2002 Shelf Registration Statement
Debt, U.S. global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000		$1,000
Euro Medium-Term Notes	3,000	—		3,000
Uncommitted lines of credit	2,381	853	(1)	1,528
Commercial paper programs
U.S.	6,000	995		5,005
Euro	500	188		312

	$14,881	$4,036		$10,845

(1)
Approximately $149 million of this amount was recorded as debt as of January 31, 2008; the remaining amount was used to satisfy business operational requirements.

        In addition to the financing resources listed above, we had additional borrowing activities as described below.

        In May 2006, we filed a shelf registration statement (the "2006 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to enable us to offer and sell from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. As of January 31, 2008, we had $4.0 billion of global notes issued under the 2006 Shelf Registration Statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum, $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum, $1.0 billion of notes due June 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.01% per annum and $1.0 billion of notes due June 2010 with a floating interest rate equal to the three-month USD LIBOR plus 0.06% per annum.

        On March 3, 2008, we issued an additional $3.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes included $750 million of notes due September 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.40% per annum, $1.5 billion of notes due March 2013 with a fixed interest rate of 4.5% per annum, and $750 million of notes due March 2018 with a fixed interest rate of 5.5% per annum. HP issued the $750 million notes due 2009 at par, and HP issued the $1.5 billion notes due 2013 and $750 million notes due 2018 at discounts to par at 99.921% and 99.932%, respectively. We intend to use the net proceeds from this offering for general corporate purposes, which may include (i) up to $500 million to repay our 3.625% global notes maturing in March 2008, and (ii) various amounts to repay short-term commercial paper maturing in March and April 2008.

        As discussed in Note 10 to the Consolidated Condensed Financial Statements in Item 1, we had $374 million U.S. dollar zero-coupon subordinated convertible notes ("LYONs") outstanding as of January 31, 2008. In March 2008, we notified the holders of the LYONs that we intend to redeem all of the outstanding LYONs during the second quarter of fiscal 2008.

        We have a $3.0 billion U.S. credit facility expiring in May 2012. In February 2008, we entered into an additional $3.0 billion 364-day U.S. credit facility. These credit facilities are senior unsecured committed borrowing arrangements that we put in place primarily to support our U.S. commercial paper program.

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

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $647 million as of January 31, 2008. We sold approximately $780 million of trade receivables during the first quarter of fiscal 2008. As of January 31, 2008, we had approximately $114 million available under these programs.

Contractual Obligations

        At January 31, 2008, our unconditional purchase obligations are approximately $2.7 billion, compared with $2.0 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

        In addition to the above and as discussed in Note 11 to the Consolidated Condensed Financial Statements in Item 1, we have approximately $1.2 billion of recorded FIN 48 liabilities and related interest and penalties. Of this liability amount, approximately $118 million is expected to be paid within one year. For the remaining liability, we are unable to make a reasonable reliable estimate as to when cash settlement with tax authorities will occur due to the uncertainties related to these tax matters. The $1.2 billion of FIN 48 liabilities and related interest and penalties will be partially offset by approximately $300 million of deferred tax assets and interest receivable.

Funding Commitments

        We previously disclosed in our Consolidated Financial Statements for the year ended October 31, 2007 that we expected to contribute approximately $145 million to our pension plans and approximately $15 million to cover benefit payments to U.S. non-qualified plan participants. We also expected to pay approximately $80 million to cover benefit claims for our post-retirement benefit plans in fiscal 2008. As of January 31, 2008, we have made approximately $44 million of contributions to non-U.S. pension plans, paid $2 million to cover benefit payments to U.S. non-qualified plan participants, and paid $15 million to cover benefit claims under post-retirement benefit plans. We presently anticipate making additional contributions of between $70 million and $80 million to our pension plans, of which approximately $12 million is for U.S. non-qualified plan participants, and expect to pay approximately $60 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2008. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

        As a result of our approved restructuring plans, we expect future cash expenditures of $145 million, which we recorded on our Consolidated Condensed Balance Sheet at January 31, 2008. We expect to make cash payments of approximately $95 million within one year and the remaining amount through 2018.

Subsequent Acquisitions

        For subsequent acquisitions completed after January 31, 2008, see Note 5 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2008, we are not involved in any material unconsolidated SPEs.

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

        Sales outside the United States make up approximately 69% of our net revenue. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

        As approximately 69% of our sales are from countries outside of the United States, other currencies, particularly the euro and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

        We have adopted restructuring and other cost reduction plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense control programs. These initiatives include:

  •
  A workforce restructuring program and a related U.S. early retirement program announced in July 2005 that we expect to result in the elimination of approximately 14,985 positions by the end of the second quarter of fiscal 2008;

  •
  A multi-year plan announced in the third fiscal quarter of 2006 to reduce IT spending by consolidating HP's 85 data centers worldwide into six larger centers located in three U.S. cities;

  •
  A multi-year program announced in the third fiscal quarter of 2006 to reduce real estate costs by consolidating several hundred HP real estate locations worldwide to fewer core sites; and

  •
  Modifications to our defined benefit pension plan, our subsidized retiree medical program and our 401(k) plan announced in February 2007 pursuant to which affected employees ceased accruing pension benefits and instead began receiving an increased 401(k) match effective January 1, 2008.

        Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions, including estimates and assumptions regarding the cost of consolidating the data centers and real estate locations, the amount of accelerated depreciation or asset impairment to be incurred when we vacate facilities or cease using equipment before the end of their respective lease term or asset life, the savings associated with the benefit plan changes announced in February 2007 and the costs and timing of other activities in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

        We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. HP began recording charges to earnings for stock-based compensation expense in the first quarter of fiscal 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." As a result, we began to incur increased compensation costs associated with our stock-based compensation programs. Like other companies, HP has reviewed its compensation strategy in light of the current regulatory and competitive environment, and HP has implemented changes to its compensation programs intended to reduce fixed costs, create a high performance culture at all levels and provide an opportunity for employees to earn significant rewards if HP delivers strong financial results. HP also has reduced the total number of share-based payment awards granted to employees and the number of employees who receive share-based payment awards. In addition, effective in fiscal 2008, HP changed its primary form of share-based payment award to performance-based restricted stock units that contain conditions relating to HP's long-term financial performance and continued employment by the recipient that may be viewed unfavorably by some employees who are accustomed to the fixed vesting and other terms historically associated with other forms of share-based payment awards. Due to these changes in our compensation strategy, combined with the pension and other benefit plan changes undertaken to reduce costs, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payment awards to employees in the future.

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

  •
  quarterly increases or decreases in revenue, gross margin, earnings or cash flow from operations, changes in estimates by the investment community or guidance provided by HP, and variations between actual and estimated financial results;

  •
  announcements of actual and anticipated financial results by HP's competitors and other companies in the IT industry; and

  •
  the timing and amount of share repurchases by HP.

        General or industry-specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP common stock. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies' operating performance. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. If instituted against HP, this type of litigation could result in substantial costs and the diversion of management time and resources.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2007.

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

Item 1A.    Risk Factors.

        A description of factors that could materially affect our business, financial condition or operating results is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our 2007 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1
(November 2007)	13,375,855	$49.85	13,375,855	$10,047,945,298
Month #2
(December 2007)	12,400,000	$51.44	12,400,000	$9,410,041,274
Month #3
(January 2008)	45,778,406	$44.11	45,778,406	$7,390,643,245

Total	71,554,261	$46.46	71,554,261

        HP repurchased shares in the first quarter of fiscal 2008 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the first quarter of fiscal 2008 were purchased in open market transactions.

        As of January 31, 2008, HP had remaining authorization of approximately $7.4 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on November 19, 2007.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 79 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 10, 2008

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2	None.
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective November 15, 2007.	8-K	001-04423	99.1	November 19, 2007
4(a)	Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	S-3	333-44113	4.2	January 12, 1998
4(b)	Supplemental Indenture dated as of March 16, 2000 to Indenture dated as of October 14, 1997 among Registrant and Chase Trust Company of California regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(b)	September 12, 2000
4(c)
	Second Supplemental Indenture to Indenture dated as of October 14, 1997 among Registrant and J.P. Morgan Trust Company (as successor to Chase Trust Company of California) regarding Liquid Yield Option Notes due 2017.	10-Q	001-04423	4(c)	September 10, 2004
4(d)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(e)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(f)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(g)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(h)	Form of Registrant's 3.625% Global Note due March 15, 2008, and related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	March 14, 2003
4(i)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(j)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007

4(k)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007
4(l)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(m)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(b)	June 8, 2007
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006

10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(a)(a)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007

10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(m)(m)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*‡
10(p)(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*‡

10(q)(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*‡
10(r)(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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