Form 10-Q
period 2008-04-30
HEWLETT PACKARD CO
filed 2008-06-06
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The number of shares of HP common stock outstanding as of May 31, 2008 was 2,466,191,046 shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, tax provisions, cash flows, benefit obligations, share repurchases, acquisition synergies or other financial items; any statements of the plans, strategies, and objectives of management for future operations, including execution of cost reduction programs and restructuring and integration plans; any statements concerning the expected development, performance or market share relating to products or services; any statements regarding pending business combination transactions; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by HP and its customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of cost reduction programs and restructuring and integration plans; the possibility that the expected benefits of pending business combination transactions may not materialize as expected or that the transactions may not be timely completed; the outcome of pending legislation and accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2007. HP assumes no obligation and does not intend to update these forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30		Six months ended April 30
	2008	2007	2008	2007
	In millions, except per share amounts
Net revenue:
Products	$22,566	$20,590	$45,686	$40,953
Services	5,605	4,859	10,862	9,487
Financing income	91	85	181	176

Total net revenue	28,262	25,534	56,729	50,616

Costs and expenses:
Cost of products	16,881	15,493	34,270	30,959
Cost of services	4,297	3,720	8,325	7,322
Financing interest	83	70	165	138
Research and development	908	903	1,806	1,780
Selling, general and administrative	3,275	3,044	6,516	5,952
Amortization of purchased intangible assets	211	212	417	413
In-process research and development charges	13	19	13	186
Restructuring	4	453	14	412
Pension curtailments and pension settlements, net	—	(508)	—	(517)

Total operating expenses	25,672	23,406	51,526	46,645

Earnings from operations	2,590	2,128	5,203	3,971

Interest and other, net	3	100	75	221

Earnings before taxes	2,593	2,228	5,278	4,192
Provision for taxes	536	453	1,088	870

Net earnings	$2,057	$1,775	$4,190	$3,322

Net earnings per share:
Basic	$0.83	$0.67	$1.67	$1.24

Diluted	$0.80	$0.65	$1.61	$1.20

Cash dividends declared per share	$—	$—	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	2,473	2,638	2,516	2,672

Diluted	2,557	2,731	2,603	2,763

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	April 30, 2008	October 31, 2007
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,591	$11,293
Short-term investments	56	152
Accounts receivable	13,558	13,420
Financing receivables	2,589	2,507
Inventory	7,678	8,033
Other current assets	11,577	11,997

Total current assets	47,049	47,402

Property, plant and equipment	7,906	7,798
Long-term financing receivables and other assets	10,318	7,647
Goodwill	22,451	21,773
Purchased intangible assets	4,080	4,079

Total assets	$91,804	$88,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$711	$3,186
Accounts payable	12,425	11,787
Employee compensation and benefits	3,103	3,465
Taxes on earnings	798	1,891
Deferred revenue	5,446	5,025
Other accrued liabilities	14,663	13,906

Total current liabilities	37,146	39,260

Long-term debt	7,688	4,997
Other liabilities	8,817	5,916
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,473 and 2,580 shares issued and outstanding, respectively)	25	26
Additional paid-in capital	14,496	16,381
Retained earnings	23,049	21,560
Accumulated other comprehensive income	583	559

Total stockholders' equity	38,153	38,526

Total liabilities and stockholders' equity	$91,804	$88,699

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2008	2007
	In millions
Cash flows from operating activities:
Net earnings	$4,190	$3,322
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,509	1,321
Stock-based compensation expense	309	317
Provision for bad debt and inventory	185	187
Gains on investments	—	(23)
In-process research and development charges	13	186
Restructuring	14	412
Pension curtailments and pension settlements, net	—	(517)
Deferred taxes on earnings	986	240
Excess tax benefit from stock-based compensation	(163)	(175)
Other, net	(23)	(44)
Changes in assets and liabilities:
Accounts and financing receivables	(198)	(655)
Inventory	286	297
Accounts payable	558	(614)
Taxes on earnings	(370)	151
Restructuring	(55)	(442)
Other assets and liabilities	711	176

Net cash provided by operating activities	7,952	4,139

Cash flows from investing activities:
Investment in property, plant and equipment	(1,315)	(1,476)
Proceeds from sale of property, plant and equipment	193	300
Purchases of available-for-sale securities and other investments	(78)	(16)
Maturities and sales of available-for-sale securities and other investments	191	345
Payments made in connection with business acquisitions, net	(1,265)	(4,836)

Net cash used in investing activities	(2,274)	(5,683)

Cash flows from financing activities:
(Repayment) issuance of commercial paper and notes payable, net	(1,898)	2,046
Issuance of debt	3,018	2,071
Payment of debt	(1,008)	(1,361)
Issuance of common stock under employee stock plans	917	1,216
Repurchase of common stock	(6,169)	(6,336)
Excess tax benefit from stock-based compensation	163	175
Dividends	(403)	(431)

Net cash used in financing activities	(5,380)	(2,620)

Increase (decrease) in cash and cash equivalents	298	(4,164)
Cash and cash equivalents at beginning of period	11,293	16,400

Cash and cash equivalents at end of period	$11,591	$12,236

Supplemental schedule of noncash investing and financing activities:
Issuance of options assumed in business acquisitions	$(4)	$68
Purchase of assets under financing arrangement	$—	$57

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2008, its results of operations for the three and six months ended April 30, 2008 and 2007, and its cash flows for the six months ended April 30, 2008 and 2007. The Consolidated Condensed Balance Sheet as of October 31, 2007 is derived from the October 31, 2007 audited financial statements. Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

        The results of operations for the three and six months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

  Recent Pronouncements

        Updates to recent accounting standards as disclosed in HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2007 are as follows:

        As previously reported in HP's 2007 Annual Report on Form 10-K, HP recognized the funded status of its benefit plans at October 31, 2007 in accordance with the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. HP expects to adopt the measurement provisions of SFAS 158 effective October 31, 2009.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and also issued FSP No. 157-2, "Effective Date of FASB Statement No. 157," which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. HP is currently

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

evaluating the effect, if any, that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item, such as debt issuance costs, must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. HP currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot yet estimate the impact, if any, that SFAS 159 will have on its consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 provides accounting guidance

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

regarding collaborative arrangements with respect to the classification of the payments between participants of the arrangement, the appropriate income statement presentation of these arrangements, and the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, of the adoption of EITF 07-1 on its consolidated results of operations and financial condition.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by HP in the second quarter of fiscal 2009. HP does not expect the adoption of SFAS 161 to have a material effect on its consolidated results of operations and financial condition.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." HP does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

        During the first six months of fiscal 2008, HP adopted the following accounting standard:

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

        During the first six months of fiscal 2008, HP implemented a program that provides for the issuance of performance-based restricted units ("PRUs") representing hypothetical shares of HP common stock that may be issued under the Hewlett-Packard Company 2004 Stock Incentive Plan. PRU awards may be granted to eligible employees, including HP's principal executive officer, principal financial officer and other executive officers.

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

        Total stock-based compensation expense for the three and six months ended April 30, 2008 and 2007 was as follows:

	Three months ended April 30		Six months ended April 30
	2008	2007	2008	2007
	In millions		In millions
Cost of sales	$36	$42	$72	$87
Research and development	19	18	39	37
Selling, general and administrative	97	94	198	193

Stock-based compensation expense before income taxes	152	154	309	317
Income tax benefit	(45)	(44)	(92)	(92)

Total stock-based compensation expense after income taxes	$107	$110	$217	$225

        HP estimated the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions and weighted-average fair values:

	Stock Options
	Three months ended April 30		Six months ended April 30
	2008	2007	2008	2007
Weighted-average fair value of grants	$14.71	$12.05	$15.83	$12.83
Risk-free interest rate	2.69%	4.56%	3.10%	4.69%
Dividend yield	0.69%	0.76%	0.67%	0.76%
Expected volatility(1)	33%	27%	34%	28%
Expected life in months	61	58	60	59

(1)
HP uses implied volatility for stock options.

        HP granted PRU awards representing an aggregate of 8,693,512 shares at target during the first six months of fiscal 2008. As the cash flow goal is considered a performance condition, the expense for these awards, net of estimated forfeitures, will be recorded over the three-year performance period based on the number of shares that are expected to be earned based on the achievement of the cash flow goals during the performance period. HP estimated the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The estimated fair value of each target share for the current year was $40.21. The estimated fair value of a target share for the second and third years of the three-year performance period will be determined at the beginning of the second and third years, respectively, and the expense will be amortized over the remainder of the three-year performance period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        The following assumptions were used to determine the fair value of the PRU awards for the first year:

Expected volatility(1)	26%
Risk-free interest rate	3.13%
Dividend yield	0.70%
Expected life in months	33

(1)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

        Option activity as of Apri1 30, 2008 and changes during the six months ended April 30, 2008 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2007	367,339	$33
Granted and assumed through acquisitions	1,522	$47
Exercised	(27,213)	$27
Forfeited/cancelled/expired	(6,177)	$42

Outstanding at April 30, 2008	335,471	$33	3.8	$5,083

Vested and expected to vest at April 30, 2008	331,673	$33	3.7	$5,035

Exercisable at April 30, 2008	275,561	$33	3.3	$4,333

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on April 30, 2008. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and six months ended April 30, 2008 was $308 million and $576 million respectively.

        As of April 30, 2008, HP expects to recognize $700 million of total unrecognized pre-tax compensation expense related to stock options and PRU awards over a weighted-average period of 2.1 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested restricted stock awards as of April 30, 2008 and changes during the six months ended April 30, 2008 were as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at October 31, 2007	5,698	$29
Granted	999	$46
Vested	(2,341)	$25
Forfeited	(1,162)	$26

Non-vested at April 30, 2008	3,194	$38

        As of April 30, 2008, there was $84 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over a weighted-average period of 1.5 years.

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and the assumed conversion of convertible notes.

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended April 30		Six months ended April 30
	2008	2007	2008	2007
	In millions, except per share amounts
Numerator:
Net earnings	$2,057	$1,775	$4,190	$3,322
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	1	2	3	4

Net earnings, adjusted	$2,058	$1,777	$4,193	$3,326

Denominator:
Weighted-average shares used to compute basic EPS	2,473	2,638	2,516	2,672
Effect of dilutive securities:
Dilution from employee stock plans	79	85	81	83
Zero-coupon subordinated convertible notes	5	8	6	8

Dilutive potential common shares	84	93	87	91

Weighted-average shares used to compute diluted EPS	2,557	2,731	2,603	2,763

Net earnings per share:
Basic	$0.83	$0.67	$1.67	$1.24
Diluted	$0.80	$0.65	$1.61	$1.20

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three and six months ended April 30, 2008, HP excluded 57 million shares and 55 million shares, respectively, from its diluted EPS calculation compared to 115 million shares in each of the prior year comparable periods. Also, as a result of adopting SFAS 123R on November 1, 2005, HP excluded from the calculation of diluted EPS options to purchase an additional 29 million shares in the second quarter and the first half of fiscal 2008 and options to purchase an additional 5 million shares in the second quarter and the first half of fiscal 2007, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock, as their effect would be anti-dilutive. As disclosed in Note 2, during the six months ended April 30, 2008, HP granted PRU awards representing approximately 9 million shares at target. These awards have been excluded from the calculation of diluted EPS as they are contingently issuable shares that have not met the performance conditions set forth in SFAS No. 128, "Earnings per Share."

        In October and November 1997, HP issued U.S. dollar zero-coupon subordinated convertible notes due 2017 (the "LYONs"), the outstanding principal amount of which was redeemed in March 2008. The LYONs were convertible at the option of the holders at any time prior to maturity, unless previously redeemed or otherwise purchased. For purposes of calculating diluted earnings per share above, the interest expense (net of tax) associated with the LYONs was added back to net earnings, and the shares issuable upon conversion of the LYONs were included in the weighted-average shares used to compute diluted earnings per share for periods that the LYONs were outstanding.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	April 30, 2008	October 31, 2007
	In millions
Accounts receivable	$13,827	$13,646
Allowance for doubtful accounts	(269)	(226)

	$13,558	$13,420

Financing receivables	$2,634	$2,547
Allowance for doubtful accounts	(45)	(40)

	$2,589	$2,507

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $718 million as of April 30, 2008. HP sold approximately $1.6 billion of trade receivables during the first half of fiscal 2008. As of April 30, 2008, there was approximately $227 million available under these programs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Inventory

	April 30, 2008	October 31, 2007
	In millions
Finished goods	$5,027	$5,404
Purchased parts and fabricated assemblies	2,651	2,629

	$7,678	$8,033

Note 5: Acquisitions

        During the first six months of fiscal 2008, HP completed six acquisitions. Total consideration for the acquisitions was approximately $1.3 billion, which included direct transaction costs, the estimated fair value of earned unvested stock options and certain liabilities recorded in connection with these acquisitions. HP recorded approximately $779 million of goodwill, approximately $427 million of purchased intangibles and approximately $13 million of in-process research and development charges ("IPR&D") related to these acquisitions. Projects that qualify for treatment as IPR&D have not yet reached technical feasibility and have no alternative use.

        The largest of the six transactions was the acquisition of Exstream Software, LLC, which has been integrated into HP's Imaging and Printing Group. The total purchase price paid was approximately $720 million, which included direct transaction costs as well as certain debts that were repaid at the acquisition date. In connection with this acquisition, HP recorded approximately $434 million of goodwill and $235 million of purchased intangibles. HP also expensed $11 million for IPR&D. HP is amortizing the purchased intangibles on a straight-line basis over their estimated useful lives ranging from three to eight years.

        HP has recorded all acquisitions using the purchase method of accounting and, accordingly, included the results of operations in HP's consolidated results as of the date of each acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including IPR&D charges, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management's estimates and assumptions. HP does not expect goodwill recorded on a majority of these acquisitions to be deductible for tax purposes. HP has not presented pro forma results of operations because these acquisitions are not material to HP's consolidated results of operations on either an individual or an aggregate basis.

  Pending and Subsequent Acquisitions

        In May 2008, HP announced that it had signed a definitive agreement with Electronic Data Systems Corporation ("EDS") under which HP will purchase EDS at a price of $25.00 per share, or an enterprise value of approximately $13.9 billion. EDS is a leading global technology services company, delivering a broad portfolio of information technology and business process outsourcing services to clients in the manufacturing, financial services, healthcare, communications, energy, transportation, and consumer and retail industries and to governments around the world. The transaction is subject to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Acquisitions (Continued)

certain closing conditions and is expected to close in the second half of calendar year 2008. Following the closing, HP intends to treat EDS as a new business unit within HP Services for financial reporting purposes.

        In May 2008, HP completed the acquisition of Tower Software, a global provider of electronic document and records management and enterprise content management. Tower Software will be integrated into HP Software.

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of April 30, 2008 and changes in the carrying amount of goodwill for the six months ended April 30, 2008 were as follows:

	HP Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2007	$6,221	$5,076	$5,921	$2,523	$1,887	$145	$21,773
Goodwill acquired during the period	194	—	—	3	582	—	779
Goodwill adjustments	(11)	(301)	227	(8)	(7)	(1)	(101)

Balance at April 30, 2008	$6,404	$4,775	$6,148	$2,518	$2,462	$144	$22,451

        The goodwill adjustments relate primarily to the reversal of income tax reserves for HP's acquisitions associated with their pre-acquisition tax years. These reserves have been reclassified as a reduction of goodwill. In addition, the goodwill adjustments for the first six months of fiscal 2008 include the transfer of goodwill associated with certain acquisitions from ESS to HP Software in line with the organizational reclassifications to our software business.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	April 30, 2008			October 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$3,434	$(1,888)	$1,546	$3,239	$(1,679)	$1,560
Developed and core technology and patents	2,977	(1,897)	1,080	2,768	(1,694)	1,074
Product trademarks	129	(97)	32	115	(92)	23

Total amortizable purchased intangible assets	6,540	(3,882)	2,658	6,122	(3,465)	2,657
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$7,962	$(3,882)	$4,080	$7,544	$(3,465)	$4,079

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets (Continued)

        Estimated future amortization expense related to finite lived purchased intangible assets at April 30, 2008 is as follows:

Fiscal year:	In millions
2008 (remaining 6 months)	$421
2009	765
2010	654
2011	399
2012	226
Thereafter	193

Total	$2,658

Note 7: Restructuring Charges

        The 2005, 2003, 2002 and 2001 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. In the three and six months ended April 30, 2008, HP recorded a net charge of $2 million and $12 million, respectively, due primarily to adjustments for severance and facilities costs associated with restructuring programs in prior years. As of April 30, 2008, there was a remaining balance of approximately $119 million of accrued restructuring expenses associated with these programs. HP expects to pay the majority of these costs through 2018.

        In addition to the programs described above, as of April 30, 2008, HP had a remaining balance of approximately $11 million of accrued restructuring expenses associated with the restructuring plan implemented in connection with the acquisition of Mercury Interactive Corporation ("Mercury") in November 2006. During the six months ended April 30, 2008, a credit of $8 million was recorded to goodwill primarily due to a reduction in the number of positions to be eliminated in connection with the Mercury restructuring plan from 370 to 295. In the second quarter of fiscal 2008, HP also recorded an adjustment of $2 million in additional restructuring charges associated with the Mercury acquisition relating primarily to facility lease obligations. The costs for these facilities are expected to be paid through 2014.

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring programs described above for the six months ended April 30, 2008 were as follows:

In millions
Restructuring liability at October 31, 2007	$173
Charges	14
Goodwill adjustments	(8)
Non cash settlements and other adjustments	6
Cash payments	(55)

Restructuring liability at April 30, 2008	$130

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

        At April 30, 2008 and October 31, 2007, HP included the long-term portion of the restructuring liability of $60 million and $50 million, respectively, in Other liabilities and the short-term portion in Other accrued liabilities in the accompanying Consolidated Condensed Balance Sheets.

  Workforce Rebalancing

        As part of HP's ongoing business operations, HP incurred workforce rebalancing charges for severance and related costs within certain business segments during the first six months of fiscal 2008. Workforce rebalancing activities are considered part of normal operations as HP continues to optimize the cost structure. Workforce rebalancing costs are included in HP's business segment results, and HP expects to incur additional workforce rebalancing costs through the remainder of fiscal 2008.

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

	April 30, 2008	October 31, 2007
	In millions
Minimum lease payments receivable	$5,700	$5,568
Allowance for doubtful accounts	(94)	(84)
Unguaranteed residual value	283	291
Unearned income	(497)	(490)

Financing receivables, net	5,392	5,285
Less current portion, net	(2,589)	(2,507)

Amounts due after one year, net	$2,803	$2,778

        Equipment leased to customers under operating leases was approximately $2.5 billion at April 30, 2008 and $2.4 billion at October 31, 2007 and is included in property, plant and equipment in the accompanying Consolidated Condensed Balance Sheets. Accumulated depreciation on equipment under lease was approximately $0.7 billion at April 30, 2008 and $0.6 billion at October 31, 2007.

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

        The changes in HP's aggregate product warranty liability for the six months ended April 30, 2008 were as follows:

In millions
Product warranty liability at October 31, 2007	$2,376
Accruals for warranties issued	1,706
Adjustments related to pre-existing warranties (including changes in estimates)	(26)
Settlements made (in cash or in kind)	(1,501)

Product warranty liability at April 30, 2008	$2,555

Note 10: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	April 30, 2008		October 31, 2007
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$87	5.0%	$675	4.0%
Commercial paper	221	3.6%	2,065	5.0%
Notes payable to banks, lines of credit and other	403	3.7%	446	5.2%

	$711		$3,186

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $344 million and $391 million at April 30, 2008 and October 31, 2007, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	April 30, 2008	October 31, 2007
	In millions
U.S. Dollar Global Notes
$500 issued June 2002 at 6.5%, due July 2012	$499	$499
$500 issued March 2003 at 3.625%, matured and paid March 2008	—	500
$600 issued February 2007 at floating interest rate, due March 2012	600	600
$900 issued February 2007 at 5.25%, due March 2012	900	900
$500 issued February 2007 at 5.4%, due March 2017	499	499
$1,000 issued June 2007 at floating interest rate, due June 2009	1,000	1,000
$1,000 issued June 2007 at floating interest rate, due June 2010	1,000	1,000
$750 issued March 2008 at floating interest rate, due September 2009	750	—
$1,500 issued March 2008 at 4.5%, due March 2013	1,499	—
$750 issued March 2008 at 5.5%, due March 2018	749	—

	7,496	4,998

Series A Medium-Term Notes
$50 issued December 2002 at 4.25%, due December 2007	—	50

	—	50

Other
$505, U.S. dollar zero-coupon subordinated convertible notes, due 2017 ("LYONs"), issued in October and November 1997 at an imputed rate of 3.13% and redeemed March 2008	—	371
Other, including capital lease obligations, at 3.75%-8.63%, due 2007-2029	200	263

	200	634

Fair value adjustment related to SFAS No. 133	79	(10)
Less current portion	(87)	(675)

	$7,688	$4,997

        HP may redeem some or all of the Global Notes as set forth in the above table at any time at the redemption prices described in the prospectus supplements relating thereto. The Global Notes are senior unsecured debt.

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to enable HP to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. As of April 30, 2008, HP had $7.0 billion of global notes issued under the 2006 Shelf Registration Statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum, $500 million of notes due March 2017 with

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Borrowings (Continued)

a fixed interest rate of 5.40% per annum, $1.0 billion of notes due June 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.01% per annum, and $1.0 billion of notes due June 2010 with a floating interest rate equal to the three-month USD LIBOR plus 0.06% per annum.

        The global notes outstanding as of April 30, 2008 also included $3.0 billion of global notes issued on March 3, 2008 under the 2006 Shelf Registration Statement. The global notes included $750 million of notes due September 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.40% per annum, $1.5 billion of notes due March 2013 with a fixed interest rate of 4.5% per annum, and $750 million of notes due March 2018 with a fixed interest rate of 5.5% per annum. HP issued the $750 million notes due 2009 at par, and HP issued the $1.5 billion notes due 2013 and $750 million notes due 2018 at discounts to par at 99.921% and 99.932%, respectively.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of April 30, 2008, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program.

        HP registered the sale of up to $3.0 billion of Medium-Term Notes under its Euro Medium-Term Note Programme filed with the Luxembourg Stock Exchange. HP can denominate these notes in any currency, including the Euro. HP has not and will not register these notes in the United States.

        The LYONs were convertible at the option of the holders at any time or prior to maturity, unless previously redeemed or otherwise purchased. In March 2008, HP redeemed all of the outstanding LYONs for approximately $377 million.

        HP has a U.S. commercial paper program with a $6.0 billion capacity. Its subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper, of which $500 million of capacity is currently available to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, for its Euro Commercial Paper/Certificate of Deposit Programme. In May 2008, the Board of Directors approved increasing the capacity of the U.S. commercial paper program to $16.0 billion.

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

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of April 30, 2008 was approximately $1.8 billion.

        At April 30, 2008, HP had up to approximately $12.1 billion of available borrowing resources under the 2002 Shelf Registration Statement and other programs. HP also may issue additional debt

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Borrowings (Continued)

securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

Note 11: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 20.7% and 20.3% for the three months ended April 30, 2008 and April 30, 2007, respectively, and 20.6% and 20.8% for the six months ended April 30, 2008 and April 30, 2007, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for such earnings because HP plans to reinvest those earnings indefinitely outside the United States.

        In the three and six months ended April 30, 2008, HP recorded discrete events with a net tax benefit of $58 million and $47 million, respectively, decreasing the effective tax rate. These amounts include reductions to net income tax accruals of $224 million as a result of settlements with tax authorities regarding certain transfer pricing issues for fiscal years 1993 through 2005. These favorable adjustments were offset in part by an increase of $167 million to deferred tax liabilities related to earnings outside the United States. HP recorded other miscellaneous discrete events that resulted in a net tax benefit of $1 million and a net tax expense of $10 million for the three and six months ended April 30, 2008, respectively. There were no material discrete items affecting the tax rate for the three and six months ended April 30, 2007.

        On November 1, 2007, HP adopted FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption of FIN 48, HP reduced the liability for net unrecognized tax benefits by $718 million. HP accounted for this as a cumulative effect of a change in accounting principle that was recorded as an increase to retained earnings of $687 million and a decrease to goodwill of $31 million. The total amount of gross unrecognized tax benefits as of the date of adoption was $2.3 billion, of which $650 million would affect the effective tax rate if realized. HP historically classified unrecognized tax benefits in current income taxes payable. In implementing FIN 48, HP has reclassified $1.3 billion from current income taxes payable to long-term income taxes payable. In addition, HP reclassified its income tax receivable to long-term income tax receivable.

        As of the date of adoption of FIN 48, the Internal Revenue Service ("IRS") was in the process of concluding its examination of HP's income tax returns for years 2002 and 2003. This examination concluded during the first fiscal quarter of 2008. The IRS began an audit of HP's 2004 and 2005 income tax returns in 2007. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP believes that adequate reserves have been provided for all open tax years.

        During the first six months of fiscal 2008, the amount of gross unrecognized tax benefits was reduced by approximately $300 million attributable to settlements with tax authorities. The total amount of gross unrecognized tax benefits was $2 billion as of April 30, 2008, of which up to $830 million would affect HP's effective tax rate if realized.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Income Taxes (Continued)

        HP recognizes interest expense and penalties accrued on unrecognized tax benefits within income tax expense. This policy did not change as a result of adoption of FIN 48. In addition, upon adoption of FIN 48, HP began recognizing interest income from favorable settlements and income tax receivables within income tax expense. As of the date of adoption of FIN 48, HP had accrued a net $28 million payable for interest and penalties. As of April 30, 2008, HP had accrued a net $2 million receivable for interest and penalties.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in the various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $250 million within the next twelve months. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999.

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

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	April 30, 2008	October 31, 2007
	In millions
Current deferred tax assets	$3,989	$4,609
Current deferred tax liabilities	(117)	(123)
Long-term deferred tax assets	694	961
Long-term deferred tax liabilities	(2,118)	(397)

Total deferred tax assets net of deferred tax liabilities	$2,448	$5,050

        On January 30, 2008, HP received a Notice of Deficiency from the IRS for its fiscal 2003 tax year. The Notice of Deficiency asserted that HP owes additional tax of $21 million. At the same time, HP received a RAR from the IRS for its fiscal 2002 tax year that proposed no change in HP's tax liability for that year. In addition to the proposed deficiency for fiscal 2003, the IRS's adjustments for both years, if sustained, would reduce tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of tax credit carryforwards to subsequent years, by approximately $575 million. HP plans to contest certain of the adjustments proposed in the Notice of Deficiency and the RAR. Towards this end, HP filed a petition with the United States Tax Court on April 29, 2008. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

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

Note 12: Stockholders' Equity

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. HP paid approximately $2.9 billion and $2.2 billion in connection with repurchases of approximately 66 million shares and 55 million shares during the three months ended April 30, 2008 and April 30, 2007, respectively. HP paid $6.2 billion and $4.5 billion in connection with share repurchases of 137 million shares and 112 million shares in the first six months of fiscal 2008 and 2007, respectively.

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

        On November 19, 2007, HP's Board of Directors authorized an additional $8.0 billion for future repurchases of HP's common stock. As of April 30, 2008, HP had remaining authorization of $4.5 billion for future share repurchases.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Stockholders' Equity (Continued)

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended April 30		Six months ended April 30
	2008	2007	2008	2007
	In millions
Net earnings	$2,057	$1,775	$4,190	$3,322
Change in net unrealized (losses) gains on available-for-sale securities	(2)	(9)	(3)	(11)
Change in net unrealized losses on cash flow hedges	(29)	(57)	56	(66)
Change in cumulative translation adjustment	13	28	11	30
Change in additional minimum pension liability	(13)	4	(40)	3

Comprehensive income	$2,026	$1,741	$4,214	$3,278

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	April 30, 2008	October 31, 2007
	In millions
Net unrealized gains on available-for-sale securities	$1	$4
Net unrealized losses on cash flow hedges	(8)	(64)
Cumulative translation adjustment	184	173
Additional minimum pension liability	406	446

Accumulated other comprehensive income	$583	$559

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit (gain) costs were as follows:

	Three months ended April 30
	U.S. defined benefit plans		Non-U.S. defined benefit plans		Post-retirement benefit plans
	2008	2007	2008	2007	2008	2007
	In millions
Service cost	$8	$36	$65	$65	$7	$8
Interest cost	59	66	108	90	19	19
Expected return on plan assets	(63)	(90)	(170)	(143)	(10)	(9)
Amortization and deferrals:
Actuarial (gain) loss	(9)	(2)	—	22	5	6
Prior service benefit	—	—	(2)	(2)	(14)	(13)

Net periodic benefit (gain) cost	$(5)	$10	$1	$32	$7	$11
Curtailment gain	—	(541)	—	—	—	(1)
Settlement loss (gain)	—	36	—	(2)	—	—
Special termination benefit cost	—	306	2	1	—	60

Net benefit (gain) cost	$(5)	$(189)	$3	$31	$7	$70

	Six months ended April 30
	U.S. defined benefit plans		Non-U.S. defined benefit plans		Post-retirement benefit plans
	2008	2007	2008	2007	2008	2007
	In millions
Service cost	$16	$77	$127	$131	$14	$17
Interest cost	118	132	214	180	39	38
Expected return on plan assets	(127)	(177)	(335)	(285)	(20)	(18)
Amortization and deferrals:
Actuarial (gain) loss	(18)	(5)	—	44	10	12
Prior service benefit	—	—	(4)	(4)	(28)	(26)

Net periodic benefit (gain) cost	$(11)	$27	$2	$66	$15	$23
Curtailment gain	—	(541)	—	(9)	—	(10)
Settlement loss (gain)	—	36	—	(2)	—	—
Special termination benefit cost	—	306	3	1	—	60

Net benefit (gain) cost	$(11)	$(172)	$5	$56	$15	$73

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2007 that it expects to contribute approximately $145 million to its pension plans and approximately $15 million to cover benefit payments to U.S. non-qualified plan participants. In addition, HP expects to pay approximately $80 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Retirement and Post-Retirement Benefit Plans (Continued)

minimum contribution requirements, as established by local government and funding and taxing authorities.

        As of April 30, 2008, HP has made $64 million of contributions to non-U.S. pension plans, paid $2 million to cover benefit payments to U.S. non-qualified plan participants, and paid $30 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of between $45 million and $55 million to its pension plans, of which approximately $7 million is for U.S. non-qualified plan participants, and expects to pay approximately $40 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2008.

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

Pending Litigation, Proceedings and Investigations

        Copyright levies. As described below, proceedings are ongoing against HP in certain European Union ("EU") member countries, including litigation in Germany, seeking to impose levies upon equipment (such as multifunction devices ("MFDs"), personal computers ("PCs") and printers) and alleging that these devices enable producing private copies of copyrighted materials. The total levies due, if imposed, would be based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating compensation to rights holders through digital rights management systems.

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. Following unsuccessful arbitration, VG Wort filed a lawsuit against HP in May 2004 in the Stuttgart

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

Civil Court in Stuttgart, Germany seeking levies on certain MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed, plus interest, on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit), plus interest, on MFDs sold in Germany up to December 2001. HP appealed the Stuttgart Court of Appeals' decision to the Bundesgerichtshof (the German Federal Supreme Court). On January 30, 2008, the German Federal Supreme Court held that the MFDs covered by this lawsuit were photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007, and, therefore, are subject to the levies on photocopiers established by that law. It is expected that the court will issue a written judgment explaining the rationale underlying its decision sometime in the next several months. HP is awaiting the issuance of the court's written judgment before determining how to proceed with respect to this matter.

        On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold in Germany between 1997 and 2001, as well as for MFDs sold from 2002 onwards. On July 26, 2007, the court issued a decision following the ruling of the Stuttgart Court of Appeals with respect to the initial VG Wort lawsuit as described above. HP has appealed the decision. The appellate court has set a deadline of July 4, 2008 for both parties to comment on the German Federal Supreme Court judgment in the initial VG Wort lawsuit seeking levies on MFDs described above.

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Higher Regional Court of Baden Wuerttemberg. On May 11, 2005, the Higher Regional Court issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007 the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Supreme Court denied VG Wort's application. In addition, VG Wort has filed a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich State Court held that PCs are subject to a levy and that FSC must pay 12 euros plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Higher Regional Court of Bavaria. On December 15, 2005, the Higher Regional Court affirmed the Munich State Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. A hearing date has been set for October 2, 2008.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

        On December 29, 2005, ZPU, a joint association of various German collection societies, instituted non-binding arbitration proceedings against HP before the arbitration board of the Patent and Trademark Office demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of 18.42 euros plus tax for each PC sold during that period. HP filed a notice of defense in connection with these proceedings in February 2006, and an arbitration hearing was held in December 2006. On August 3, 2007, the arbitration board issued a ruling proposing a levy of 15 euros plus tax for each PC sold during that period. HP has rejected the ruling of the arbitration board, and the arbitration proceedings have concluded. ZPU has filed a claim with the appeals court in Munich to which HP must respond by June 23, 2008.

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

        Alvis v. HP is a defective product consumer class action filed in the District Court of Jefferson County, Texas in April 2001. In February 2000, a similar suit captioned LaPray v. Compaq was filed in the District Court of Jefferson County, Texas. The basic allegation is that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors. That failure is alleged to result in data loss or data corruption. The complaints in Alvis and LaPray seek injunctive relief, declaratory relief, unspecified damages and attorneys' fees. In July 2001, a nationwide class was certified in the LaPray case, which the Beaumont Court of Appeals affirmed in June 2002. The Texas Supreme Court reversed the certification and remanded the case to the trial court in May 2004. On March 29, 2005, the Alvis trial court certified a Texas-wide class action for injunctive relief only, which HP appealed on April 15, 2005. On June 4, 2003, each of Barrett v. HP and Grider v. Compaq was filed in the District Court of Cleveland County, Oklahoma, with factual allegations similar to those in Alvis and LaPray. The complaints in Barrett and Grider seek, among other things, specific performance, declaratory relief, unspecified damages and attorneys' fees. On December 22, 2003, the District Court entered an order staying the Barrett case until the conclusion of Alvis. On September 23, 2005, the District Court granted the Grider plaintiffs' motion to certify a nationwide class action which the Oklahoma Court of Civil Appeals affirmed on October 13, 2006. On November 5, 2006, HP filed a Petition for Writ of Certiorari with the Oklahoma Supreme Court seeking reversal of the lower courts' decisions. That petition was denied on March 26, 2007. On November 5, 2004, Batiste v. HP (formerly Scott v. HP), and on January 27, 2005, Schultz v. HP (formerly Jurado v. HP), were filed in state court in San Joaquin County, California, with factual allegations similar to those in LaPray and Alvis, seeking certification of a California-only class, injunctive relief, unspecified damages (including punitive damages), restitution, costs, and attorneys' fees. On November 27, 2006, the trial court granted plaintiff's motion for class certification and certified the Schultz case as a California-only class. On March 26, 2007, HP filed a Petition for Writ of Mandate with the California Supreme Court. That petition was summarily denied on May 9, 2007. On December 11, 2007, the court in the Grider v. Compaq and Barrett v. HP cases preliminarily approved a settlement under which the Grider, Barrett, Alvis, LaPray, Schultz and Batiste class actions will be dismissed with prejudice. Under the proposed settlement, eligible class members will each have the right to obtain a redemption certificate for use in purchasing a PC through HP's website; a USB flash

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

drive as long as the class member meets certain requirements; and a software patch designed to address the alleged defect at issue in the lawsuits. In addition, class counsel and the class representatives will be paid attorneys' fees and expenses and stipends. On April 29, 2008, the trial court in Oklahoma granted final approval to the settlement. In addition, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made, or caused to be made, false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP's agreement with the Department of Justice to extend the statute of limitations on its investigation expired on December 6, 2006. HP is cooperating fully with this investigation.

        Barbara's Sales, et al. v. Intel Corporation, Hewlett-Packard Company, et al. and Neubauer, et al. v. Compaq Computer Corporation are separate lawsuits filed on June 3, 2002, in the Circuit Court, Third Judicial District, Madison County, Illinois, alleging that HP and Compaq (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs sought unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. The trial court in the HP action certified an Illinois class as to Intel but denied a nationwide class. On appeal, the Fifth District Appellate Court ruled that the trial court erred in applying Illinois law in deciding to certify the Illinois class and to deny certification of the nationwide class. On appeal, the Illinois Supreme Court reversed certification of the nationwide class and held that no statewide class could be certified under Illinois law. Both cases subsequently were dismissed with prejudice. Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004, that was initially filed in state court in Alameda County, California, based upon factual allegations similar to those in the Illinois cases. The plaintiffs in the Skold matter also seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. The Skold case has since been transferred to state court in Santa Clara County, California. The trial court denied plaintiffs' motion for class certification on March 27, 2008, but granted plaintiffs' leave to file a new motion for class certification.

        Feder v. HP (formerly Tyler v. HP) is a lawsuit filed in the United States District Court for the Northern District of California on June 16, 2005, asserting breach of express and implied warranty, unjust enrichment, violation of the Consumers Legal Remedies Act and deceptive advertising and unfair business practices in violation of California's Unfair Competition Law. Among other things, plaintiffs allege that HP employed a "smart chip" in certain inkjet printing products in order to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the smart chip limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On September 6, 2005, a lawsuit captioned Ciolino v. HP was filed in the United States District Court for the Northern District of California. The allegations in the Ciolino case are substantively identical to those in Feder, and the two cases have been formally consolidated in a single proceeding in the District Court for the Northern District of California under the caption In re HP Inkjet Printer Litigation. On January 4, 2008, the court heard plaintiffs' motions for class certification and to add a class representative and defendant's motion for summary judgment. These motions are currently under submission. In addition, on January 17, 2007, an additional lawsuit captioned Blennis v. HP was filed in the United States District Court for the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

Northern District of California with allegations substantially the same as those in In re Inkjet Printer Litigation. The plaintiffs seek class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. Three related lawsuits filed in California state court, Tyler v. HP (filed in Santa Clara County on February 17, 2005), Obi v. HP (filed in Los Angeles County on February 17, 2005), and Weingart v. HP (filed in Los Angeles County on March 18, 2005), have been dismissed without prejudice by the plaintiffs. In addition, two related lawsuits filed in federal court, namely Grabell v. HP (filed in the District of New Jersey on March 18, 2005) and Just v. HP (filed in the Eastern District of New York on April 20, 2005), have been dismissed without prejudice by the plaintiffs. Substantially similar allegations have been made against HP and its subsidiary, Hewlett-Packard (Canada) Co., in four Canadian class actions, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, all seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

        Schorsch v. HP is a consumer class action filed against HP on October 28, 2003, in Illinois state court alleging that HP has included an electrically erasable programmable read only memory (EEPROM) chip in certain of its LaserJet printers that prematurely advises the user that the drum kit needs replacing in violation of Illinois state law. The plaintiffs subsequently filed an amended complaint seeking to expand the class from purchasers of drum kits to purchasers of all HP printer consumables that contain EEPROM chips. The most current amended complaint seeks certification of an Illinois-only class and seeks unspecified damages, attorneys' fees and costs. On June 6, 2007, a separate consumer class action lawsuit captioned Baggett v. HP was filed in the United States District Court for the Central District of California containing similar allegations, i.e., that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, thus preventing customers from using the toner that is stranded in the cartridge. The plaintiffs allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs.

        Rich v. HP is a consumer class action filed against HP on May 22, 2006 in the United States District Court for the Northern District of California. The suit alleges that HP designed its color inkjet printers to unnecessarily use color ink in addition to black ink when printing black and white images and text. The plaintiffs seek injunctive and monetary relief on behalf of a nationwide class. The Court has granted HP's motion to dismiss several of the plaintiffs' claims, and HP answered the remaining claims in February 2007. The Court set a deadline of January 23, 2009, by which plaintiffs are required to file a motion for class certification. Trial has been set for December 2009.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. The complaint sought declaratory and injunctive relief and unspecified damages. On March 26, 2004, the district court issued a ruling interpreting the disputed claim terms in the patent at issue. HP filed five motions for summary judgment on September 29, 2006. The district court ruled on those motions on September 24, 2007,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

eliminating certain patent claims but otherwise allowing the case to proceed to trial. The patent at issue in this litigation, United States Patent No. 4,807,115, expired on February 21, 2006. Therefore, the plaintiffs are no longer entitled to seek injunctive relief against HP. This matter was tried between May 19 and May 30, 2008, and, on May 30, 2008, a jury returned a verdict in favor of the plaintiffs in the amount of $184 million. The court has not yet entered a final judgment, and it will not do so until after it hears and rules on HP's equitable defenses and HP's post-trial motions to vacate the judgment and/or to reduce the amount of damages awarded by the jury. Depending on the outcome of HP's defenses and post-trial motions, HP may file an appeal with the Federal Circuit Court of Appeals.

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002, in United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, profited from, and otherwise aided and abetted the apartheid regime during the period 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Victims Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. On November 29, 2004, the District Court dismissed with prejudice the plaintiffs' complaint. On October 12, 2007, the United States Court of Appeals for the Second Circuit affirmed in part and reversed in part the District Court's decision. The Second Circuit affirmed the dismissal of the plaintiffs' claims under the Torture Victims Protection Act, but reversed the District Court's dismissal of the plaintiffs' Alien Tort Claims Act claims, finding that it was possible for the plaintiffs to state such a claim. The Second Circuit, therefore, remanded the case to the District Court to permit the plaintiffs to attempt to plead the allegations needed to state a claim under the Alien Tort Claims Act. On January 10, 2008, HP and the other defendants filed a certiorari petition with the United States Supreme Court, which the Supreme Court declined to grant for lack of a quorum on May 12, 2008.

        CSIRO Patent Litigation. Microsoft Corporation, Hewlett-Packard Company, et al. v. Commonwealth Scientific and Industrial Research Organisation of Australia is an action filed by HP and two other plaintiffs on May 9, 2005, in the District Court for the Northern District of California seeking a declaratory judgment against Commonwealth Scientific and Industrial Research Organisation of Australia ("CSIRO") that HP's products employing the IEEE 802.11a and 802.11g wireless protocol standards do not infringe CSIRO's United States Patent No. 5,487,069 relating to wireless transmission of data at frequencies in excess of 10GHz. On September 22, 2005, CSIRO filed an answer and counterclaims alleging that all HP products which employ those wireless protocol standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorney's fees and costs, and an injunction against sales of infringing products. On December 12, 2006, CSIRO successfully moved to have the case transferred to the District Court of the Eastern District of Texas, a court that has granted CSIRO's motions for summary judgment on the issues of validity and patent infringement and a permanent injunction in favor of CSIRO in a patent infringement action brought by CSIRO against a third party vendor of wireless networking products based on the same patent. On June 15, 2007, CSIRO filed an amended answer and counterclaims adding the allegation that all HP products which employ the draft IEEE 802.11n wireless protocol infringe the CSIRO patent. Trial is scheduled for April 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

        Polaroid Corp. v. HP is a lawsuit filed against HP by Polaroid Corporation in December 2006 in the United States District Court for the District of Delaware. The lawsuit involves a single U.S. patent that expired in April 2008. Polaroid alleges that certain HP products containing "Digital Flash" or "Adaptive Lighting" technology infringe Polaroid's U.S. Patent No. 4,829,381 relating to a system and method for continuously enhancing electronic images by varying the contrast in different portions of the image. Polaroid seeks monetary relief. A trial is scheduled for December 2008.

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

        The United States of America, ex rel. Norman Rille and Neal Roberts v. Hewlett-Packard Company, et al. In 2004, two private individuals filed a civil "qui tam" complaint under the False Claims Act in the United States District Court for the Eastern District of Arkansas containing generalized allegations that HP and several other companies participated in an industry-wide practice of using partnership and alliance programs to make improper payments and cause the submission of false claims in connection with contracts to provide products and services to the federal government. On April 12, 2007, the U.S. Department of Justice intervened in the qui tam action and filed a complaint against HP (and several other companies in separate actions) on behalf of the United States containing allegations that HP violated the False Claims Act and the Anti-Kickback Act of 1986 by providing millions of dollars in kickbacks to its alliance partners, including "influencer fees" and "new business opportunity rebates." The U.S. complaint further alleges that HP violated the False Claims Act and the Anti-Kickback Act, breached its federal government contracts, induced the federal government to make payments to HP that HP was not entitled to receive under those contracts, and was unjustly enriched by expressly or impliedly making false statements, records or certifications to the federal government that it complied with and would continue to comply with the Anti-Kickback Act and by submitting claims to the government that allegedly were inflated because they included the amounts of the influencer fees and new business opportunity rebates. The U.S. complaint seeks treble damages plus civil penalties in connection with the alleged violations of the False Claims Act, double damages plus civil penalties in connection with violations of the Anti-Kickback Act and disgorgement of profits earned in connection with the breach of contract and unjust enrichment claims.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

        Leak Investigation Proceedings. As described below, HP is or has been the subject of various governmental inquiries concerning the processes employed in an investigation into leaks of HP confidential information to members of the media that concluded in May 2006:

  •
  In August 2006, HP was informally contacted by the Attorney General of the State of California requesting information concerning the processes employed in the leak investigation. On December 7, 2006, HP announced that it entered into an agreement with the California Attorney General to resolve civil claims arising from the leak investigation, including a claim made by the California Attorney General in a Santa Clara County Superior Court action filed on December 7, 2006, that HP committed unfair business practices under California law in connection with the leak investigation. As a result of this agreement, which includes an injunction, the California Attorney General will not pursue civil claims against HP or its current and former directors, officers and employees. Under the terms of the agreement, HP paid a total of $14.5 million and agreed to implement and maintain for five years a series of measures designed to ensure that HP's corporate investigations are conducted in accordance with California law and the company's high ethical standards. Of the $14.5 million, $13.5 million has been used to create a Privacy and Piracy Fund to assist California prosecutors in investigating and prosecuting consumer privacy and information piracy violations, $650,000 was used to pay statutory damages and $350,000 reimbursed the California Attorney General's office for its investigation costs. There was no finding of liability against HP as part of the settlement.

  •
  Beginning in September 2006, HP received requests from the Committee on Energy and Commerce of the U.S. House of Representatives (the "Committee") for records and information concerning the leak investigation, securities transactions by HP officers and directors, including an August 25, 2006, securities transaction by Mark Hurd, HP's Chairman and Chief Executive Officer, and related matters. HP has responded to those requests. In addition, Mr. Hurd voluntarily gave testimony to the Committee regarding the leak investigation on September 28, 2006.

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

        In addition, four stockholder derivative lawsuits have been filed in California purportedly on behalf of HP stockholders seeking to recover damages for alleged breach of fiduciary duty and to require HP to improve its corporate governance and internal control procedures as a result of the activities of the leak investigation: Staehr v. Dunn, et al. was filed in Santa Clara County Superior Court on September 18, 2006; Worsham v. Dunn, et al. was filed in Santa Clara County Superior Court on September 14, 2006; Tansey v. Dunn, et al. was filed in Santa Clara County Superior Court on September 20, 2006; and Hall v. Dunn, et al. was filed in Santa Clara County Superior Court on September 25, 2006. On October 19, 2006, the Santa Clara County Superior Court consolidated the four California cases under the caption In re Hewlett-Packard Company Derivative Litigation. The consolidated complaint filed on November 19, 2006, also seeks to recover damages in connection with sales of HP stock alleged to have been made by certain current and former HP officers and directors while in possession of material non-public information. Two additional stockholder derivative lawsuits, Pifko v. Babbio, et al., filed on September 19, 2006, and Gross v. Babbio, et al., filed on November 21, 2006, were filed in Chancery Court, County of New Castle, Delaware; both seek to recover damages for alleged breaches of fiduciary duty and to obtain an order instructing the defendants to refrain from further breaches of fiduciary duty and to implement corrective measures that will prevent future occurrences of the alleged breaches of fiduciary duty. On January 24, 2007, the Delaware court consolidated the two cases under the caption In re Hewlett-Packard Company Derivative Litigation and subsequently stayed the proceedings, as the parties have reached a tentative settlement. The HP Board of Directors appointed a Special Litigation Committee consisting of independent Board members authorized to investigate, review and evaluate the facts and circumstances asserted in these derivative matters and to determine how HP should proceed in these matters. On December 14, 2007, HP and the plaintiffs in the California and Delaware derivative actions entered into an agreement to settle those lawsuits, which agreement is subject to the approval of the California and Delaware courts before it becomes final. Under the terms of the proposed settlement, HP has agreed to continue certain corporate governance changes until December 31, 2012 and to pay the plaintiffs' attorneys' fees. The California court granted final approval for the settlement on March 11, 2008 and subsequently granted plaintiffs' counsel's fee application. The Delaware court has set a hearing date of June 12, 2008, to consider whether to grant final approval to the settlement of, and dismiss, the Delaware matter as well as plaintiff's counsel's application for attorneys' fees and expenses.

        Mercury Interactive Corporation Proceedings. In November 2006, HP completed its acquisition of Mercury Interactive Corporation ("Mercury"). Upon completion of the acquisition, HP assumed oversight for all litigation and regulatory matters pending or subsequently commenced against Mercury. The following Mercury-related litigation and regulatory inquiries currently are pending:

  •
  Prior to the announcement of the acquisition, and beginning on or about August 19, 2005, four securities class action lawsuits were filed against Mercury and certain of its officers and directors on behalf of purchasers of Mercury's stock from October 2003 to November 2005: Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al, Johnson v. Mercury Interactive, et al.,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

    Munao v. Mercury Interactive, et al., and Public Employees' Retirement System of Mississippi v. Mercury Interactive, et al. These class action lawsuits were consolidated in the United States District Court for the Northern District of California as In re Mercury Interactive Corporation Securities Litigation. The consolidated complaint filed on September 8, 2006, alleges that, during the putative class period of October 17, 2000 through November 1, 2005, the defendants made false or misleading public statements regarding Mercury's business and operations in violation of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary damages and other relief. On July 30, 2007, the court granted the defendants' motion to dismiss the consolidated complaint with leave to amend. On October 15, 2007, HP and counsel for the plaintiffs reached an agreement in principle to settle the consolidated class action lawsuit. The agreement, if finalized and approved by the court, provides for HP to pay an aggregate of $117.5 million to administer the settlement, to compensate the class, and to pay attorneys' fees. The court preliminarily approved the settlement on June 2, 2008, and it scheduled a hearing to be held on September 25, 2008, to determine whether to grant final approval to the settlement and dismiss the case.

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

Concluded Litigation, Proceedings and Investigations

        Tandberg Data Corporation v. HP. In January 2006, Exabyte Corporation, which was subsequently acquired by Tandberg Data Corporation, sued HP in the United States District Court for the District of Colorado. The plaintiff alleged that a particular HP tape drive infringed a patent that describes an apparatus and method for recovering data from a distorted tape by rewinding and replaying the tape at a slower speed. In June 2006, HP filed counterclaims against the plaintiff, including a claim of patent infringement of one HP patent relating to tape drive technology. Both parties sought injunctive relief and unspecified damages. In May 2008, the parties agreed to settle the matter with HP paying the plaintiff an amount of money that is immaterial to HP and by dismissing the pending lawsuit.

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

        The European Union ("EU") adopted the Waste Electrical and Electronic Equipment Directive in January 2003. The directive makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The deadline for the individual member states of the EU to enact legislation implementing the directive in their respective countries was August 13, 2004 (such legislation, together with the directive, the "WEEE Legislation"). The EU member states were obliged to make producers participating in the market financially responsible for implementing these responsibilities under the WEEE Legislation beginning in August 2005. Implementation in certain of the member states was delayed until 2007. Similar legislation has been or may be enacted in other jurisdictions, including in the United States, Canada, Mexico, China and Japan. HP is continuing to evaluate the impact of and take steps to comply with the WEEE Legislation and similar legislation in other jurisdictions as individual countries issue their implementation legislation and guidance.

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe were adequate as of April 30, 2008. These accruals were not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

        HP has reclassified segment operating results for the three and six months ended April 30, 2007 to conform to certain fiscal 2008 organizational realignments. None of the changes impact HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

        Technology Solutions Group. Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products, the server offerings range from entry-level servers to high-end scalable servers, virtualization technologies, rack and tower infrastructure and server and storage management software. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades, ProLiant servers are primarily entry-level and mid-range servers, which run principally Windows®(1), Linux operating systems and leverage Intel Corporation and Advanced Micro Devices processors. Business critical Integrity systems include Itanium®(2)-based servers running on HP-UX, Windows®, Linux and OpenVMS operating systems, including the high-end Superdome servers and fault-tolerant Integrity NonStop servers. StorageWorks offerings include entry-level, mid-range and high-end storage area networks, network attached storage, storage management software, and virtualization technologies, as well as tape drives, tape libraries and optical archival storage. HP XP storage are principally enterprise-level storage, EVA and MSA primarily mid-range storage and entry storage respectively.

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

  •
  HP Software provides enterprise IT management software solutions, including support, that allow customers to manage and automate their IT infrastructure, operations, applications, IT services and business processes under the HP Business Technology Optimization ("BTO") brand. The portfolio of BTO solutions enables HP's customers to reduce IT costs and gain better insight to business and IT operations, helping them align IT resources with business goals and automate data center operations and IT processes, enabling IT to deliver more value to the business. HP Software also provides various products and solutions in the other software category, which include OpenCall products, a suite of comprehensive, carrier-grade software platforms for developing and deploying next-generation voice, data and converged services to network and service providers; and Business Information Optimization ("BIO") products, which include enterprise data warehousing, information business continuity and data availability, compliance and e-discovery solutions.

        HP's other business segments are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment products, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops, thin clients, business notebooks and Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktops and notebooks, as well as HP Media Center and Voodoo Gaming PCs. Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. Workstations run on UNIX®(3), Windows® and Linux-based operating systems. Handheld computing devices include a series of HP iPAQ handheld computing devices, ranging from Pocket PCs and navigation devices to smartphones and data devices that run on Windows® Mobile software, and include software and support. Handheld computing also offers software and support that provide security and manageability of mobile devices. Digital entertainment products include plasma and LCD flat-panel televisions, HD DVD and RW drives, DVD writers, and the HP Digital Entertainment Center.

(3)
UNIX® is a registered trademark of The Open Group.

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

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, stock-based compensation expense related to HP-granted and certain acquisition-related employee stock options and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, restructuring charges and any associated adjustments related to restructuring actions, as well as certain corporate governance costs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

        Selected operating results information for each business segment was as follows:

	Three months ended April 30
	Total Net Revenue		Earnings (Loss) from Operations
	2008	2007(1)	2008	2007(1)
	In millions
Enterprise Storage and Servers	$4,780	$4,594	$655	$452
HP Services	4,627	4,125	508	449
HP Software	727	568	93	7

Technology Solutions Group	10,134	9,287	1,256	908

Personal Systems Group	10,071	8,663	544	417
Imaging and Printing Group	7,591	7,161	1,230	1,167
HP Financial Services	685	550	47	36
Corporate Investments	230	175	6	(18)

Segment total	$28,711	$25,836	$3,083	$2,510

	Six months ended April 30
	Total Net Revenue		Earnings (Loss) from Operations
	2008	2007(1)	2008	2007(1)
	In millions
Enterprise Storage and Servers	$9,600	$9,015	$1,328	$905
HP Services	9,005	8,057	997	855
HP Software	1,393	1,166	144	25

Technology Solutions Group	19,998	18,238	2,469	1,785

Personal Systems Group	20,862	17,382	1,172	831
Imaging and Printing Group	14,903	14,160	2,380	2,240
HP Financial Services	1,327	1,097	90	68
Corporate Investments	448	332	14	(47)

Segment total	$57,538	$51,209	$6,125	$4,877

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended April 30		Six months ended April 30
	2008	2007	2008	2007
	In millions
Net revenue:
Total segments	$28,711	$25,836	$57,538	$51,209
Elimination of inter-segment net revenue and other	(449)	(302)	(809)	(593)

Total HP consolidated net revenue	$28,262	$25,534	$56,729	$50,616

Earnings before taxes:
Total segment earnings from operations	$3,083	$2,510	$6,125	$4,877
Corporate and unallocated costs and eliminations	(134)	(75)	(223)	(141)
Unallocated costs related to stock-based compensation expense	(131)	(131)	(255)	(271)
Amortization of purchased intangible assets	(211)	(212)	(417)	(413)
In-process research and development charges	(13)	(19)	(13)	(186)
Restructuring	(4)	(453)	(14)	(412)
Pension curtailments and pension settlements, net	—	508	—	517
Interest and other, net	3	100	75	221

Total HP consolidated earnings before taxes	$2,593	$2,228	$5,278	$4,192

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. As disclosed in Note 6, in connection with the organizational reclassifications discussed herein, goodwill associated with certain acquisitions was transferred from ESS to HP Software. There have been no material changes in the total assets of all the segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended April 30		Six months ended April 30
	2008	2007(1)	2008	2007(1)
	In millions
Net revenue:
Industry standard servers	$2,818	$2,818	$5,806	$5,507
Business critical systems	919	862	1,774	1,708
Storage	1,043	914	2,020	1,800

Enterprise Storage and Servers	4,780	4,594	9,600	9,015

Technology services	2,331	2,120	4,572	4,182
Outsourcing services	1,370	1,200	2,673	2,329
Consulting and integration	926	805	1,760	1,546

HP Services	4,627	4,125	9,005	8,057

Business technology optimization(2)	593	437	1,141	897
Other(2)	134	131	252	269

HP Software	727	568	1,393	1,166

Technology Solutions Group	10,134	9,287	19,998	18,238

Notebooks	5,373	4,086	11,037	8,232
Desktops	3,921	3,913	8,322	7,734
Workstations	494	402	961	807
Handhelds	102	116	191	307
Other	181	146	351	302

Personal Systems Group	10,071	8,663	20,862	17,382

Commercial hardware	1,811	1,709	3,537	3,325
Consumer hardware	974	1,008	2,154	2,249
Supplies	4,812	4,444	9,211	8,586
Other	(6)	—	1	—

Imaging and Printing Group	7,591	7,161	14,903	14,160

HP Financial Services	685	550	1,327	1,097
Corporate Investments	230	175	448	332

Total segments	28,711	25,836	57,538	51,209

Eliminations of inter-segment net revenue and other	(449)	(302)	(809)	(593)

Total HP consolidated	$28,262	$25,534	$56,729	$50,616

(1)
Certain fiscal 2008 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. For each of the quarters in fiscal year 2007, the reclassifications resulted in the transfer of revenue among Enterprise Storage and Servers, HP Services and HP Software segments within the Technology Solutions Group. In addition, revenue was transferred among the business units within the Imaging and Printing Group and among the business units within the Personal Systems Group, but there was no change to the previously reported revenue for either segment as a whole. There was no impact on the previously reported financial results for the HP Financial Services and Corporate Investments segments or on the previously reported consolidated financial results for the company as a whole.

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

        We continue to grow our business organically and through strategic acquisitions. During the first six months of fiscal 2008, we acquired six companies, the largest of which was Exstream Software, LLC, which we acquired for $720 million. In May 2008, we announced that we signed a definitive agreement to acquire Electronic Data Systems Corporation for $13.9 billion. The transaction is subject to certain closing conditions and is expected to close within the second half of calendar year 2008. We expect to continue to make strategic acquisitions periodically in the future.

        In terms of how our execution has translated into financial performance, the following provides an overview of our key financial metrics in the second quarter and first half of fiscal 2008:

		TSG
	HP Consolidated	ESS	HPS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Three Months Ended April 30
Net revenue	$28,262	$4,780	$4,627	$727	$10,134	$10,071	$7,591	$685
Year-over-year net revenue % increase	10.7%	4.0%	12.2%	28.0%	9.1%	16.3%	6.0%	24.5%
Earnings from operations	$2,590	$655	$508	$93	$1,256	$544	$1,230	$47
Earnings from operations as a % of net revenue	9.2%	13.7%	11.0%	12.8%	12.4%	5.4%	16.2%	6.9%
Net earnings	$2,057
Net earnings per share
Basic	$0.83
Diluted	$0.80
Six Months Ended April 30
Net revenue	$56,729	$9,600	$9,005	$1,393	$19,998	$20,862	$14,903	$1,327
Year-over-year net revenue % increase	12.1%	6.5%	11.8%	19.5%	9.7%	20.0%	5.2%	21.0%
Earnings from operations	$5,203	$1,328	$997	$144	$2,469	$1,172	$2,380	$90
Earnings from operations as a % of net revenue	9.2%	13.8%	11.1%	10.3%	12.3%	5.6%	16.0%	6.8%
Net earnings	$4,190
Net earnings per share
Basic	$1.67
Diluted	$1.61

        Cash and cash equivalents at April 30, 2008 totaled $11.6 billion, an increase of $0.3 billion from October 31, 2007. The increase for the first six months of fiscal 2008 was due primarily to the $8.0 billion cash generated from operations, which was partially offset by $6.2 billion paid to repurchase our common stock and $1.3 billion of net cash paid for business acquisitions.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Except for tax accounting policy changes as illustrated in detail below, management believes that there have been no significant changes during the six months ended April 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 are as follows:

        As previously reported in our 2007 Annual Report on Form 10-K, we recognized the funded status of our benefit plans at October 31, 2007 in accordance with the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of SFAS 158 effective October 31, 2009.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and also issued FSP No. 157-2, "Effective Date of FASB Statement No. 157," which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item, such as debt issuance costs, must be recognized in earnings and cannot be deferred. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot yet estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated results of operations and financial condition.

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 provides accounting guidance on collaborative arrangements with respect to the classification of the payments between participants of the arrangement, the appropriate income statement presentation of these arrangements and the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of EITF 07-1 on our consolidated results of operations and financial condition.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for

Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us in the second quarter of fiscal 2009. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated results of operations and financial condition.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated results of operations and financial condition.

        During the first six months of fiscal 2008, we adopted the following accounting standard:

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

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30				Six months ended April 30
	2008		2007		2008		2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$28,262	100.0%	$25,534	100.0%	$56,729	100.0%	$50,616	100.0%
Cost of sales(1)	21,261	75.2%	19,283	75.5%	42,760	75.4%	38,419	75.9%

Gross margin	7,001	24.8%	6,251	24.5%	13,969	24.6%	12,197	24.1%
Research and development	908	3.2%	903	3.5%	1,806	3.2%	1,780	3.5%
Selling, general and administrative	3,275	11.6%	3,044	12.0%	6,516	11.5%	5,952	11.8%
Amortization of purchased intangible assets	211	0.8%	212	0.8%	417	0.7%	413	0.8%
In-process research and development charges	13	—	19	0.1%	13	—	186	0.4%
Restructuring	4	—	453	1.8%	14	—	412	0.8%
Pension curtailments and pension settlements, net	—	—	(508)	(2.0)%	—	—	(517)	(1.0)%

Earnings from operations	2,590	9.2%	2,128	8.3%	5,203	9.2%	3,971	7.8%
Interest and other, net	3	—	100	0.4%	75	0.1%	221	0.5%

Earnings before taxes	2,593	9.2%	2,228	8.7%	5,278	9.3%	4,192	8.3%
Provision for taxes	536	1.9%	453	1.7%	1,088	1.9%	870	1.7%

Net earnings	$2,057	7.3%	$1,775	7.0%	$4,190	7.4%	$3,322	6.6%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of weighted-average net revenue growth as compared to the prior-year periods were as follows:

	Three months ended April 30, 2008	Six months ended April 30, 2008
	Percentage Points
Personal Systems Group	5.5	6.9
HP Services	2.0	1.9
Imaging and Printing Group	1.7	1.5
Enterprise Storage and Servers	0.7	1.2
HP Software	0.6	0.4
HP Financial Services	0.5	0.4
Corporate Investments/Other	(0.3)	(0.2)

Total HP	10.7	12.1

        For the three and six months ended April 30, 2008, net revenue increased 10.7% and 12.1%, respectively, from the prior year comparable periods and increased 4.5% and 6.4%, respectively, on a constant currency basis. The favorable currency impact was due primarily to the movement of the dollar against the euro for all our major business segments. U.S. net revenue decreased 1% to $8.5 billion for the second quarter of fiscal 2008, while international net revenue increased 16% to $19.8 billion. U.S. net revenue increased 3% to $17.1 billion for the first half of fiscal 2008, while international net revenue increased 17% to $39.6 billion.

        PSG net revenue increased in the second quarter and first six months of fiscal 2008 as a result of unit volume increases of 21% and 24%, respectively. The unit volume increases were the result of strong growth in notebooks, with continued strength in emerging markets. The increases were partially offset by declines in average selling prices ("ASPs") in consumer clients and commercial clients of 2% and 6%, respectively, for both the second quarter and the first six months of fiscal 2008.

        HPS net revenue in the second quarter and first half of fiscal 2008 increased due primarily to favorable currency impacts, revenue increases in technology services due to growth in extended warranty revenue and IT solution support services, revenue increases in outsourcing services driven by existing accounts growth and new business, and revenue increases in consulting and integration associated with recent acquisitions.

        IPG net revenue growth in the second quarter and first six months of fiscal 2008 was due primarily to favorable currency impacts, as well as increased unit volumes of printer supplies resulting from the continued expansion of printer hardware placements and the strong performance of color-related products.

        ESS net revenue growth in the second quarter and first half of fiscal 2008 was the result primarily of strong growth in blade revenue in our industry standard servers business, strong performance in mid-range EVA and XP products, and revenue increases from our Integrity servers. The ESS growth was moderated by revenue declines in the PA-RISC product line, the planned phase out of our Alpha Server product line and revenue declines in rack and tower servers.

        The net revenue growth in HP Software for the three and six months ended April 30, 2008 was due primarily to growth in business technology optimization as a result of our acquisition of Opsware Inc. ("Opsware") in September 2007 and increases in revenue from licenses and support and services contracts.

        The HPFS net revenue increase for the three and six months ended April 30, 2008 was due primarily to portfolio growth, increased operating lease mix, higher end-of-lease activity and equipment sales.

Gross Margin

        The weighted-average components of the change in gross margin as a percentage of net revenue as compared to the prior-year periods were as follows:

	Three months ended April 30, 2008	Six months ended April 30, 2008
	Percentage Points
Enterprise Storage and Servers	0.4	0.3
HP Software	0.3	0.2
Personal Systems Group	—	0.1
HP Services	(0.2)	(0.1)
Imaging and Printing Group	(0.3)	(0.1)
HP Financial Services	—	—
Corporate Investments/Other	0.1	0.1

Total HP	0.3	0.5

        The increase in ESS gross margin for both the three and six months ended April 30, 2008 was due primarily to improved cost management, improved attach rates and lower component costs, the effect of which was partially offset by an ongoing mix shift to lower-margin Integrity products within business critical systems.

        The improvement in HP Software gross margin for the three and six months ended April 30, 2008 was due primarily to cost savings in business technology optimization ("BTO"), cost structure improvement as a result of increased scale in the information management business and, to a lesser extent, a favorable change in the revenue mix driven by higher BTO revenue, which typically has a higher gross margin than the remainder of the segment.

        PSG's contribution to our total company's weighted-average change in gross margin was flat for the three months ended April 30, 2008. The year-over-year increase in PSG gross margin for both the three and six months ended April 30, 2008 was due primarily to favorable component pricing, improvements in supply chain costs and increases in attach rates.

        The decline in HPS gross margin for both the three and six months ended April 30, 2008 was due primarily to the impact from the continued competitive pricing environment and increased workforce rebalancing costs.

        The decrease in IPG gross margin for the three months ended April 30, 2008 was due primarily to competitive pricing pressures and unfavorable hardware margins. Gross margin remained flat in the first half of fiscal 2008 driven by improved margins for supplies as a result of product mix offset by unfavorable hardware margins.

        HPFS's contribution to our total company's weighted-average change in gross margin was flat for both the three and six months ended April 30, 2008. The year-over-year decline in HPFS gross margin for both the three and six months ended April 30, 2008 was due primarily to higher bad debt expense as a result of lower recoveries and lower portfolio margins due to an increase in operating leases in the overall lease mix, the effect of which was partially offset by higher margins associated with end-of-lease and remarketing activity.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense increased in the second quarter and first half of fiscal 2008 as compared to the same periods in fiscal 2007 due primarily to the unfavorable currency impacts related to the movement of the dollar against the euro and additional expenses related to acquisitions. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in R&D expense for the three and six months ended April 30, 2008, except PSG, which experienced a slight increase for the six months ended April 30, 2008.

  Selling, General and Administrative

        Total selling, general and administrative ("SG&A") expense increased in the second quarter and first half of fiscal 2008 due primarily to higher field selling costs as a result of our investments in sales resources, unfavorable currency impacts related to the movement of the dollar against the euro, and additional expenses related to recent acquisitions. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in SG&A expense for the three and six months ended April 30, 2008, except PSG, which experienced a slight increase for the six months ended April 30, 2008.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the six months ended April 30, 2008 as compared to the same period in the prior year was due primarily to amortization expenses related to the acquisitions made subsequent to the second quarter of fiscal 2007. Amortization expense decreased slightly for the three months ended April 30, 2008 as compared to the same period in fiscal 2007.

  In-Process Research and Development Charges

        We recorded $13 million of in-process research and development ("IPR&D") charges for both the three and six months ended April 30, 2008 as compared to $19 million and $186 million, respectively, in the prior year comparable periods. IPR&D charges are incurred in connection with our acquisitions.

  Restructuring

        Restructuring charges for the three and six months ended April 30, 2008 were $4 million and $14 million, respectively. These charges were due primarily to adjustments for severance and facility costs associated with restructuring programs implemented in fiscal years 2005, 2003, 2002 and 2001, as well as in relation to our acquisition of Mercury Interactive Corporation in November 2006.

        Restructuring charges for the three and six months ended April 30, 2007 were $453 million and $412 million, respectively. The charges for both periods included a $395 million restructuring charge related to severance and other benefit costs associated with those employees who elected to participate in our 2007 early retirement program. For the three months ended April 30, 2007, the charges also included restructuring charge adjustments of $58 million related to our fiscal 2005, 2003, 2002 and 2001 restructuring programs. For the six months ended April 30, 2007, the above charges were partially offset by a net $41 million expense reduction in the first quarter of fiscal 2007, which included severance adjustments for employees whose positions were eliminated but who found other positions within HP, a non-cash stock-based compensation expense adjustment and a curtailment gain from our U.S. retiree medical program, all related to our fiscal 2005 restructuring plan approved in the fourth quarter of fiscal 2005.

  Workforce Rebalancing

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first six months of fiscal 2008. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs through the remainder of fiscal 2008.

  Pension Curtailments and Pension Settlements, Net

        In the second quarter and first half of fiscal 2007, we recognized a net gain on pension curtailments and settlements of $508 million and $517 million, respectively, relating primarily to a modification to our U.S. defined benefit pension plan. This curtailment gain was offset partially by settlement losses related to our other pension plan design changes.

Interest and Other, Net

        For the three and six months ended April 30, 2008, interest and other, net decreased by $97 million and $146 million, respectively, compared to the same periods in fiscal 2007. The decrease for both periods resulted primarily from higher currency losses on various balance sheet items and lower interest income as a result of lower interest rates and lower cash and investment balances, the effect of which was partially offset by lower interest expense.

Provision for Taxes

        Our effective tax rate was 20.7% and 20.3% for the three months ended April 30, 2008 and April 30, 2007, respectively, and 20.6% and 20.8% for the six months ended April 30, 2008 and April 30, 2007, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States.

        In the three and six months ended April 30, 2008, we recorded discrete events with a net tax benefit of $58 million and $47 million, respectively, decreasing the effective tax rate. These amounts include reductions to net income tax accruals of $224 million as a result of settlements with tax authorities regarding certain transfer pricing issues for fiscal years 1993 through 2005. These favorable adjustments were offset in part by an increase of $167 million to deferred tax liabilities related to earnings outside the United States. We recorded other miscellaneous discrete events that resulted in a net tax benefit of $1 million and a net tax expense of $10 million for the three and six months ended April 30, 2008, respectively. There were no material discrete items affecting the tax rate for the three and six months ended April 30, 2007.

Segment Information

        A description of the products and services for each segment can be found in Note 15 to the Consolidated Condensed Financial Statements. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

        ESS, HPS and HP Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$4,780	$4,594	4.0%
Earnings from operations	$655	$452	44.9%
Earnings from operations as a % of net revenue	13.7%	9.8%

	Six months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$9,600	$9,015	6.5%
Earnings from operations	$1,328	$905	46.7%
Earnings from operations as a % of net revenue	13.8%	10.0%

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended April 30, 2008	Six months ended April 30, 2008
	Percentage Points
Industry standard servers	—	3.3
Storage	2.8	2.5
Business critical systems	1.2	0.7

Total ESS	4.0	6.5

        ESS net revenue increased 4.0% (decreased 2.4% when adjusted for currency) and increased 6.5% (increased 0.7% when adjusted for currency) for the second quarter and first six months of fiscal 2008, respectively, as compared to the same periods in fiscal 2007. Industry standard servers net revenue was flat for the second quarter and grew 5% for the first six months of fiscal 2008. Blade servers continued to show strong growth in revenue and units, offsetting declines in the rack and tower servers. Storage net revenue increased 14% and 12% for the second quarter and first six months of fiscal 2008, respectively, compared to the prior year periods, with strong performance in mid-range EVA and XP products within the Storage Area Networks offerings, in storage software, and in storage blades.

Business critical systems net revenue increased 7% for the second quarter and 4% for the first half of fiscal 2008 as compared to the same periods in the prior year. The increases for both periods were due primarily to strong net revenue growth in our Integrity servers, which represented 78% of the business critical systems revenue mix in the second quarter of fiscal 2008 and 76% in the first six months of fiscal 2008, up from 61% and 58%, respectively, in the same periods in the prior year. The increases were partially offset by revenue declines in the PA-RISC product line and the planned phase out of our Alpha Server product line. We expect the revenue mix from Integrity servers will continue to grow as customers migrate from PA-RISC and Alpha products. Integrity server revenue in the first six months of fiscal 2008 also included revenue from Montvale-based Integrity servers, which were first shipped in the first quarter of fiscal 2008.

        ESS earnings from operations as a percentage of net revenue for the second quarter and first six months of fiscal 2008 increased by 3.9 and 3.8 percentage points, respectively, compared to the prior year periods, due to gross margin improvement and decreases in operating expenses as a percentage of net revenue. The increases in gross margin in the second quarter and first six months of fiscal 2008 were driven primarily by improved cost management, improved attach rates and lower component costs, the effect of which was partially offset by ongoing mix shift to lower-margin Integrity products within business critical systems. The decreases in operating expenses as a percentage of net revenue for the second quarter and first six months of fiscal 2008 were due primarily to continued cost structure improvements.

HP Services

	Three months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$4,627	$4,125	12.2%
Earnings from operations	$508	$449	13.1%
Earnings from operations as a % of net revenue	11.0%	10.9%

	Six months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$9,005	$8,057	11.8%
Earnings from operations	$997	$855	16.6%
Earnings from operations as a % of net revenue	11.1%	10.6%

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended April 30, 2008	Six months ended April 30, 2008
	Percentage Points
Technology services	5.1	4.8
Outsourcing services	4.1	4.3
Consulting and integration	3.0	2.7

Total HPS	12.2	11.8

        HPS net revenue increased 12.2% (4.3% when adjusted for currency) and increased 11.8% (5.0% when adjusted for currency) for the three and six months ended April 30, 2008, respectively, as compared to the same periods in fiscal 2007. Net revenue in technology services increased 10% and 9% for the second quarter and the first half of fiscal 2008, respectively, as compared to the same periods in fiscal 2007, due primarily to favorable currency impacts, growth in extended warranty revenue and IT solution support services, the effect of which was partially offset by competitive pricing pressures and revenue erosion from installed base contracts. During the three and six months ended April 30, 2008, outsourcing services net revenue grew 14% and 15%, respectively, from the same periods in fiscal 2007, due primarily to existing account growth, favorable currency impacts and new business, the effect of which was partially offset by installed base revenue erosion and pricing pressures. Net revenue in consulting and integration increased 15% and 14% for the three and six months ended April 30, 2008, respectively, as compared to the same periods in fiscal 2007, due primarily to favorable currency impacts, base business growth and additional revenue from recent acquisitions.

        HPS earnings from operations as a percentage of net revenue increased by 0.1 and 0.5 percentage points for the three and six months ended April 30, 2008, respectively, due primarily to decreases in operating expenses as a percentage of net revenue, partially offset by declines in gross margins. The decreases in operating expenses as a percentage of net revenue for both periods were due primarily to continued efficiency improvements in our operating expense structure. The gross margin declines for both periods were due primarily to the impact from the continued competitive pricing environment and increased workforce rebalancing costs. For the three and six months ended April 30, 2008, technology services operating margin continued to benefit from improved delivery efficiencies and cost controls, partially offset by price erosion and the impact of the ongoing portfolio mix shift from higher margin proprietary support to lower margin areas such as IT solution services. Outsourcing services operating margin decreased in the second quarter and the first half of fiscal 2008 as compared to the corresponding periods in fiscal 2007, due primarily to installed base contract erosion, global contract completion impacts and contractual pricing pressure, the effect of which was partially offset by delivery efficiencies and cost controls. For the three and six months ended April 30, 2008, consulting and integration operating margin decreased due primarily to increased customer project costs and acquisition-related costs.

HP Software

	Three months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$727	$568	28.0%
Earnings from operations	$93	$7	1228.6%
Earnings from operations as a % of net revenue	12.8%	1.2%

	Six months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$1,393	$1,166	19.5%
Earnings from operations	$144	$25	476.0%
Earnings from operations as a % of net revenue	10.3%	2.1%

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended April 30, 2008	Six months ended April 30, 2008
	Percentage Points
Business technology optimization(1)	27.5	21.0
Other(1)	0.5	(1.5)

Total HP Software	28.0	19.5

(1)
Effective in fiscal 2008 the OpenView business unit was renamed "Business Technology Optimization" ("BTO") and the OpenCall and Other business unit was renamed "Other." The renamed "Other" business unit includes primarily OpenCall and Business Information Optimization products.

        HP Software net revenue increased 28.0% (20.3% when adjusted for currency) and increased 19.5% (13.4% when adjusted for currency) for the three and six months ended April 30, 2008, respectively, as compared to the same periods in fiscal 2007. Net revenue from BTO increased 36% and 27% for the second quarter and the first half of fiscal 2008, respectively, as compared to the same periods in fiscal 2007. BTO net revenue growth for both periods was driven by the Opsware acquisition, increases in support and services contracts and increases in license revenue. Net revenue from other software increased 2% for the second quarter of fiscal 2008, due primarily to the growth in the information management business. Net revenue from other software decreased 7% for the first half of fiscal 2008, due primarily to a decline in OpenCall net revenue resulting from the competitive environment following industry consolidation and the transfer of associated hardware revenues to ESS.

        HP Software earnings from operations as a percentage of net revenue increased by 11.6 and 8.2 percentage points, respectively, for the three and six months ended April 30, 2008, as compared to the same periods in fiscal 2007. The operating margin improvements for both periods were the result of a combination of increases in gross margins and decreases in operating expenses as a percentage of net revenue. The increases in gross margins for the three and six months ended April 30, 2008 were due primarily to cost savings in BTO business, cost structure improvements as a result of increased scale in the information management business and, to a lesser extent, a favorable change in the revenue mix driven by higher BTO revenue, which typically has higher gross margins than the remainder of the segment. The decreases in operating expenses as a percentage of net revenue for the three and six months ended April 30, 2008 were due primarily to cost savings in administrative expenses, partially offset by increased field selling costs.

Personal Systems Group

	Three months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$10,071	$8,663	16.3%
Earnings from operations	$544	$417	30.5%
Earnings from operations as a % of net revenue	5.4%	4.8%

	Six months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$20,862	$17,382	20.0%
Earnings from operations	$1,172	$831	41.0%
Earnings from operations as a % of net revenue	5.6%	4.8%

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended April 30, 2008	Six months ended April 30, 2008
	Percentage Points
Notebook PCs	14.9	16.1
Workstations	1.1	0.9
Desktop PCs	0.1	3.4
Handhelds	(0.2)	(0.7)
Other	0.4	0.3

Total PSG	16.3	20.0

        PSG net revenue increased 16.3% (10.0% when adjusted for currency) and increased 20.0% (13.7% when adjusted for currency) for the second quarter and first six months of fiscal 2008,

respectively, as compared to the same periods in fiscal 2007. Unit volumes increased by 21% and 24% for the second quarter and first six months of fiscal 2008, respectively, as compared to the same periods in fiscal 2007. The unit volume increases were the result of strong growth in notebooks, with continued strength in emerging markets. For the second quarter and first six months of fiscal 2008, net revenue for notebook PCs increased 31% and 34%, respectively. Desktop PC net revenue increased slightly for the second quarter while increasing 8% for the first six months of fiscal 2008. For the second quarter and first six months of fiscal 2008, net revenue for consumer clients increased 16% and 23%, respectively, while net revenue for commercial clients increased 17% and 20%, respectively, from the prior year periods. The net revenue increase in Other PSG for both periods was related primarily to increased sales of third party branded options and extended warranties. The revenue increases were partially offset by a decrease in handhelds due to a decline in the Personal Digital Assistant product market, coupled with our product transition within converged devices. For the second quarter and first six months of fiscal 2008, the PSG unit volume increase was moderated by ASP declines of 2% in consumer client and 6% in commercial client. ASPs declined from the prior year periods as a result of price erosion related to component cost reductions, the effect of which was partially offset by an increased notebook mix and improved attach rates for monitors and other accessories.

        PSG earnings from operations as a percentage of net revenue for the second quarter and first six months of fiscal 2008 increased by 0.6 and 0.8 percentage points, respectively, compared to the same periods in fiscal 2007 due primarily to increases in gross margin as a percentage of net revenue for both periods. For the second quarter of fiscal 2008, a slight decline in operating expenses as a percentage of net revenue contributed to the earnings from operations improvement. For the first six months of fiscal 2008, an increase in operating expenses as a percentage of net revenue slightly offset the improved gross margin. The gross margin increase for both periods was due primarily to favorable component pricing, improvements in supply chain costs and increases in attach rates.

Imaging and Printing Group

	Three months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$7,591	$7,161	6.0%
Earnings from operations	$1,230	$1,167	5.4%
Earnings from operations as a % of net revenue	16.2%	16.3%

	Six months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$14,903	$14,160	5.2%
Earnings from operations	$2,380	$2,240	6.3%
Earnings from operations as a % of net revenue	16.0%	15.8%

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended April 30, 2008	Six months ended April 30, 2008
	Percentage Points
Supplies	5.1	4.4
Commercial hardware	1.4	1.5
Consumer hardware	(0.5)	(0.7)

Total IPG	6.0	5.2

        IPG net revenue increased 6.0% (1.2% when adjusted for currency) and increased 5.2% (0.8% when adjusted for currency) for the three and six months ended April 30, 2008, respectively, as compared to the same periods in fiscal 2007. For the second quarter and the first half of fiscal 2008, the growth in printer supplies net revenue reflected higher unit volumes of supplies as a result of the continued expansion of printer hardware placements and the strong performance of color-related products. The growth in commercial hardware net revenue for the three and six months ended April 30, 2008 was attributable mainly to unit volume growth in multifunction printers, color laser printers, large format printing products and additional revenue from recent acquisitions. The decrease in consumer hardware net revenue for the three and six months ended April 30, 2008 was due primarily to competitive pricing pressures and slower growth in the overall consumer printing market. Both commercial and consumer hardware were impacted by the continued shift in demand to lower-priced products and strategic pricing decisions, which caused average revenue per unit in each category to decline.

        For the three months ended April 30, 2008, IPG earnings from operations as a percentage of net revenue decreased 0.1 percentage points over the same period in fiscal 2007. The operating margin decrease was due to a decline in gross margin resulting primarily from competitive pricing pressures. For the six months ended April 30, 2008, IPG earnings from operations as a percentage of net revenue increased 0.2 percentage points over the same period in fiscal 2007, due to lower operating expenses as a percentage of net revenue. Gross margin remained flat in the first half of fiscal 2008 driven by improved margins for supplies as a result of product mix offset by unfavorable hardware margins. For the three and six months ended April 30, 2008, IPG operating expenses as a percentage of net revenue decreased as compared to the same periods in fiscal 2007, due primarily to higher revenue, the effect of which was partially offset by increased investments in our enterprise printing sales force.

HP Financial Services

	Three months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$685	$550	24.5%
Earnings from operations	$47	$36	30.6%
Earnings from operations as a % of net revenue	6.9%	6.5%

	Six months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$1,327	$1,097	21.0%
Earnings from operations	$90	$68	32.4%
Earnings from operations as a % of net revenue	6.8%	6.2%

        For the three and six months ended April 30, 2008, HPFS net revenue increased by 24.5% and 21.0%, respectively, as compared to the prior year comparable period. The net revenue increase was due primarily to portfolio growth, increased operating lease mix, higher end-of-lease activity and equipment sales.

        Earnings from operations as a percentage of net revenue increased 0.4 and 0.6 percentage points for the three and six months ended April 30, 2008, respectively. For the three months ended April 30, 2008, the increase consisted of a 1.0 percentage point decrease in operating expenses as a percent of revenue, which was partially offset by 0.6 percentage point decrease in gross margin. For the six months ended April 30, 2008, the increase consisted of a 1.0 percentage point decrease in operating expenses as a percentage of revenue partially offset by a 0.4 percentage point decrease in gross margin. The expense percentage decline was driven by a higher rate of increase in revenues relative to operating expenses. The gross margin decline was due primarily to higher bad debt expense as a result of lower recoveries and lower portfolio margins due to an increase in operating leases in the overall lease mix, the effect of which was partially offset by higher margins associated with end-of-lease and remarketing activity.

Financing Originations

	Three months ended April 30		Six months ended April 30
	2008	2007	2008	2007
	In millions
Total financing originations	$1,126	$975	$2,182	$1,983

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 15% and 10% in the second quarter and first six months of fiscal 2008, respectively, compared to the same period in fiscal 2007. The increase was driven by a favorable currency impact and higher financing associated with HP product sales.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2008	October 31, 2007
	In millions
Portfolio assets(1)	$8,749	$8,415

Allowance for doubtful accounts	94	84
Operating lease equipment reserve	56	49

Total reserves	150	133

Net portfolio assets	$8,599	$8,282

Reserve coverage	1.7%	1.6%
Debt to equity ratio(2)	6.3x	6.0x

(1)
Portfolio assets include gross financing receivables of approximately $5.5 billion at April 30, 2008 and $5.4 billion at October 31, 2007 and net equipment under operating leases of $1.8 billion each at April 30, 2008 and October 31, 2007, as disclosed in Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $600 million at April 30, 2008 and $500 million at October 31, 2007, and intercompany leases of approximately $800 million at April 30, 2008 and $700 million at October 31, 2007, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at April 30, 2008 increased 4% from October 31, 2007. The increase resulted from a favorable currency impact and a high level of financing originations in the first six months of fiscal 2008.

  Rollforward of Reserves:

	October 31, 2007	Additions to allowance	Deductions, net of recoveries	April 30, 2008
	In millions
Allowance for doubtful accounts	$84	$18	$(8)	$94
Operating lease equipment reserve	49	11	(4)	56

Total reserve	$133	$29	$(12)	$150

Corporate Investments

	Three months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$230	$175	31.4%
Earnings (loss) from operations	$6	$(18)	n/a
Earnings (loss) from operations as a % of net revenue	2.6%	(10.3)%

	Six months ended April 30
	2008	2007	% Increase
	In millions
Net revenue	$448	$332	34.9%
Earnings (loss) from operations	$14	$(47)	n/a
Earnings (loss) from operations as a % of net revenue	3.1%	(14.2)%

        The majority of the net revenue in Corporate Investments relates to network infrastructure products sold under the brand "ProCurve Networking." For the three and six months ended April 30, 2008, revenue from network infrastructure products increased 31% and 35%, respectively, compared to the same periods in fiscal 2007 as the result of continued increased sales of enterprise class gigabit and 10 gigabit Ethernet switch products.

        Corporate Investments reported earnings from operations for the second quarter and first half of fiscal 2008 compared to losses in the same periods in fiscal 2007 due primarily to strong earnings from operations generated by network infrastructure products and lower expenses related to corporate development, global alliances and HP Labs.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Six months ended April 30
	2008	2007
	In millions
Net cash provided by operating activities	$7,952	$4,139
Net cash used in investing activities	(2,274)	(5,683)
Net cash used in financing activities	(5,380)	(2,620)

Net increase (decrease) in cash and cash equivalents	$298	$(4,164)

Operating Activities

        Net cash provided by operating activities increased by approximately $3.8 billion for the six months ended April 30, 2008 as compared to the corresponding period in fiscal 2007. The increase was due primarily to higher net cash earnings, a year-over-year increase in accounts payable and decrease in accounts receivable.

Investing Activities

        Net cash used in investing activities decreased by $3.4 billion for the six months ended April 30, 2008 as compared to the corresponding period in fiscal 2007 due primarily to lower cash paid for acquisitions.

Financing Activities

        Net cash used in financing activities increased by $2.8 billion for the six months ended April 30, 2008 as compared to the corresponding period in fiscal 2007 due primarily to net repayments of commercial paper and debt.

Common Stock Repurchases

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 137 million shares for approximately $6.2 billion in the first half of fiscal 2008. We completed share repurchases of approximately 112 million shares for approximately $4.5 billion in the first half of fiscal 2007.

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

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. On November 19, 2007, our Board of Directors authorized an additional $8.0 billion for future repurchases. As of April 30, 2008, we had remaining authorization of approximately $4.5 billion for future share repurchases. For more information on our share repurchases, see Note 12 to the Consolidated Condensed financial Statements in Item 1, which is incorporated herein by reference.

Key Performance Metrics

	Three months ended
	April 30, 2008	October 31, 2007
Days of sales outstanding in accounts receivable	43	43
Days of supply in inventory	32	34
Days of purchases outstanding in accounts payable	(53)	(50)

Cash conversion cycle	22	27

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

        DSO did not change as higher sales in the last month of the quarter were offset by improved collections. The decrease in DOS in inventory was due primarily to lower inventories. The increase in DPO was due primarily to a higher accounts payable balance resulting from increased purchasing activity in the second half of the quarter. These changes contributed to the decrease in the cash conversion cycle for the second quarter ended April 30, 2008 compared to the fourth quarter ended October 31, 2007.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and the overall cost of capital. Outstanding debt increased to $8.4 billion as of April 30, 2008 as compared to $8.2 billion as of October 31, 2007, bearing weighted-average interest rates of 4.2% and 5.2%, respectively. Short-term borrowings decreased to $0.7 billion at April 30, 2008 from $3.2 billion at October 31, 2007. The decrease in short-term borrowings was due primarily to the net maturity of approximately $1.9 billion of our commercial paper and notes payable and the payment of $633 million relating to maturing notes including the $500 million U.S. Dollar Global Notes that matured in March 2008. During the first six months of fiscal 2008, we issued $6.7 billion and repaid $8.6 billion of commercial paper. As of April 30, 2008, we had $1.3 million in total borrowings collateralized by certain financing receivable assets.

        The majority of our outstanding debt is related to HPFS. We issue debt in order to finance HPFS and as needed for other purposes, including acquisitions. HPFS has a business model that is asset-intensive in nature and therefore we fund HPFS more by debt than we fund our other business segments. At April 30, 2008, HPFS had approximately $8.6 billion in net portfolio assets, which included short and long-term financing receivables and operating lease assets.

        We have the following resources available to obtain short-term or long-term financings if we need additional liquidity:

		At April 30, 2008
	Original amount Available
		Used		Available
	In millions
2002 Shelf Registration Statement
Debt, U.S. global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000		$1,000
Euro Medium-Term Notes	3,000	—		3,000
Uncommitted lines of credit	2,400	600	(1)	1,800
Commercial paper programs
U.S.	6,000	—		6,000
Euro	500	221		279

	$14,900	$2,821		$12,079

(1)
Approximately $110 million of this amount was recorded as debt as of April 30, 2008; the remaining amount was used to satisfy business operational requirements.

        In addition to the financing resources listed above, we had additional borrowing resources and activities as described below.

        In May 2006, we filed a shelf registration statement (the "2006 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to enable us to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. As of April 30, 2008, we had $7.0 billion of global notes issued under the 2006 Shelf Registration Statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum, $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum, $1.0 billion of notes due June 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.01% per annum, and $1.0 billion of notes due June 2010 with a floating interest rate equal to the three-month USD LIBOR plus 0.06% per annum.

        The global notes outstanding as of April 30, 2008 also included $3.0 billion of global notes issued on March 3, 2008 under the 2006 Shelf Registration Statement. The global notes included $750 million of notes due September 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.40% per annum, $1.5 billion of notes due March 2013 with a fixed interest rate of 4.5% per annum, and $750 million of notes due March 2018 with a fixed interest rate of 5.5% per annum. We issued the $750 million notes due 2009 at par, and issued the $1.5 billion notes due 2013 and $750 million notes due 2018 at discounts to par at 99.921% and 99.932%, respectively.

        The LYONs were convertible at the option of the holders at any time or prior to maturity, unless previously redeemed or otherwise purchased. In March 2008, we redeemed all of the outstanding LYONs for approximately $377 million.

        We have a $3.0 billion U.S. credit facility expiring in May 2012. In February 2008, we entered into an additional $3.0 billion 364-day credit facility. The credit facilities are senior unsecured committed borrowing arrangements that we put in place primarily to support our U.S. commercial paper program. In May 2008, our Board of Directors approved increasing the capacity of the U.S. commercial paper program to $16 billion.

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

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $718 million as of April 30, 2008. We sold approximately $1.6 billion of trade receivables during the first half of fiscal 2008. As of April 30, 2008, there was approximately $227 million available under these programs.

Contractual Obligations

        At April 30, 2008, our unconditional purchase obligations are approximately $3.0 billion, compared with $2.0 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

        In addition to the above, at April 30, 2008, we had approximately $1.2 billion of recorded FIN 48 liabilities and related interest and penalties. Of this liability amount, approximately $308 million is expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. The $1.2 billion of FIN 48 liabilities and related interest and penalties will be partially offset by $305 million of deferred tax assets and interest receivable.

Funding Commitments

        We previously disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2007 that we expected to contribute approximately $145 million to our pension plans and approximately $15 million to cover benefit payments to U.S. non-qualified plan participants in fiscal 2008. We also noted that we expected to pay approximately $80 million to cover benefit claims for our post-retirement benefit plans in fiscal 2008. As of April 30, 2008, we have made approximately $64 million of contributions to non-U.S. pension plans, paid $2 million to cover benefit payments to U.S. non-qualified plan participants, and paid $30 million to cover benefit claims under post-retirement benefit plans. We presently anticipate making additional contributions of between $45 million and $55 million to our pension plans, of which approximately $7 million is for U.S. non-qualified plan participants, and expect to pay $40 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2008. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

        As a result of our approved restructuring plans, we expect future cash expenditures of $130 million, which we recorded on our Consolidated Condensed Balance Sheet at April 30, 2008. We expect to make cash payments of approximately $70 million within one year and the remaining amount through 2018.

Pending and Subsequent Acquisitions

        In May 2008, we announced that we had signed a definitive agreement with Electronic Data Systems Corporation ("EDS"), a leading global technology services company delivering a broad portfolio of information technology and business process outsourcing services to clients in the manufacturing, financial services, healthcare, communications, energy, transportation, and consumer and retail industries and to governments around the world. Under the terms of the agreement, we will purchase EDS for an aggregate purchase price of approximately $13.9 billion in cash. We expect to finance a portion of the purchase price utilizing the resources described above, which may include the issuance of increased amounts of commercial paper under our existing commercial paper programs and the issuance of debt securities under the 2006 Shelf Registration Statement. We believe that these resources, together with existing cash, will be sufficient to fund the acquisition as well as to continue to provide a supplemental source of near-term liquidity. In addition, based on affirmations of our current credit ratings publicly issued by the three independent rating agencies on May 13, 2008, we do not expect the increase in our debt levels to adversely affect our credit ratings. The acquisition is subject to certain closing conditions and is expected to close in the second half of calendar year 2008.

        In May 2008, we completed the acquisition of Tower Software, a global provider of electronic document and records management and enterprise content management.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2008, we are not involved in any material unconsolidated SPEs.

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

Economic conditions and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and constrained IT spending has previously resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. We could experience such economic weakness and reduced spending, particularly in our consumer and financial services businesses, due to increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, access to credit and other macroeconomic factors affecting spending behavior. In addition, customer financial difficulties have previously resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, increases in pension and post-retirement benefit expenses, and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and consequently our results of operations, prospects and stock price.

Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses and financial condition.

        Sales outside the United States make up approximately 70% of our net revenue. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

        As approximately 70% of our sales are from countries outside of the United States, other currencies, particularly the euro and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

        Our worldwide operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, tsunamis, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our revenue and financial condition and increase our costs and expenses. Our corporate headquarters, and a portion of our research and development activities, are located in California, and other critical business operations and some of our suppliers are located in California and Asia, near major earthquake faults. In addition, all six of our worldwide IT data centers are located in the southern United States, making our operations more vulnerable to natural disasters or other business disruptions occurring in that geographical area. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and being consolidated in certain geographical areas is unknown, but our revenue, profitability and financial condition could suffer in the event of a major earthquake or other natural disaster. Moreover, some areas, including California and parts of the East Coast, Southwest and Midwest of the United States, have previously experienced, and may experience in the future, major power shortages and blackouts. These blackouts could cause disruptions to our operations or the operations of our suppliers, distributors and resellers, or customers.

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

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of which are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. In particular, our PC business relies heavily upon Contract Manufacturers ("CMs") and Original Design Manufacturers ("ODMs") to manufacture its products and is therefore dependent upon the continuing operations of those CMs and ODMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these CMs and ODMs, and any changes to the nature or volume of business transacted by HP with a particular CM or ODM could adversely affect the operations and financial condition of the CM or ODM and lead to shortages or delays in receiving products from that CM or ODM. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

  •
  Single source suppliers.  Our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Intel Corporation to provide us with a sufficient supply of processors for many of our PCs, workstations, handheld computing devices and servers, and some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single source supplier could delay production of some products as replacement suppliers initially may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, alternative sources may not exist or those alternative sources may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of supplies to HP. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely effect our revenue and gross margins.

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

Any failure by us to execute on our strategy for operational efficiency successfully could result in total costs and expenses that are greater than expected.

        We have adopted an operating framework that includes a disciplined focus on operational efficiency. As part of this framework, we have adopted several initiatives, including:

  •
  A multi-year plan announced in the third fiscal quarter of 2006 to consolidate HP's 85 data centers worldwide into six larger centers located in three U.S. cities and transform our IT infrastructure to improve operational efficiency and workforce effectiveness and significantly reduce our IT spending;

  •
  A multi-year program announced in the third fiscal quarter of 2006 to reduce real estate costs by consolidating several hundred HP real estate locations worldwide to fewer core sites; and

  •
  A multi-year process of examining every function and every one of our businesses and functions in order to optimize efficiency and reduce cost.

        Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions, including estimates and assumptions regarding the cost of consolidating the data centers and real estate locations, the amount of accelerated depreciation or asset impairment to be incurred when we vacate facilities or cease using equipment before the end of their respective lease term or asset life, and the costs and timing of other activities in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

        As part of our business strategy, we frequently acquire complementary companies or businesses, divest non-core businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete business combination and investment transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks associated with business combination and investment transactions can be more pronounced for larger and more complicated transactions, such as our recently announced proposed acquisition of EDS, or if multiple transactions are integrated simultaneously. If we fail to identify and complete successfully business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. In addition, we may borrow to complete an acquisition, including borrowing a portion of the funds needed to complete the $13.9 billion proposed acquisition of EDS. Although our current credit ratings have been affirmed by the three independent rating agencies taking into account the additional borrowing intended to be done in connection with the EDS acquisition, the amount and terms of any potential future acquisition-related borrowings, as well as other factors, could affect our liquidity and financial condition and potentially our credit ratings. Any potential prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and cost of borrowing and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

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

        Four stockholder derivative lawsuits also have been filed in California (all of which have been consolidated into a single lawsuit) and two in Delaware (both of which have been consolidated into a single lawsuit) purportedly on behalf of HP stockholders seeking to recover damages and to obtain specified injunctive relief stemming from the activities of the leak investigations. We may in the future also be subject to additional litigation or other proceedings arising in relation to these matters. The period of time necessary to resolve all of the stockholder lawsuits is uncertain, and the expense of defending and concluding such litigation may be significant. In addition, we may be obligated to indemnify (and advance legal expenses to) former or current directors, officers or employees in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements, and Delaware law.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1
(February 2008)	65,697,774	$43.31	65,697,774	$4,545,595,474
Month #2
(March 2008)	—	$—	—	$4,545,595,474
Month #3
(April 2008)	—	$—	—	$4,545,595,474

Total	65,697,774	$43.31	65,697,774

        HP repurchased shares in the second quarter of fiscal 2008 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the second quarter of fiscal 2008 were purchased in open market transactions.

        As of April 30, 2008, HP had remaining authorization of approximately $4.5 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on November 19, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

        HP held its annual meeting of stockholders on March 19, 2008 in Boston, Massachusetts.

        At the 2008 annual meeting, the stockholders elected the following individuals to the Board of Directors for the succeeding year or until their successors are duly qualified and elected:

Name	Votes For	Votes Against	Votes Abstain
Lawrence T. Babbio, Jr.	2,127,864,330	31,191,801	29,074,300
Sari M. Baldauf	2,125,558,907	33,505,033	29,066,490
Richard A. Hackborn	2,124,664,004	33,496,038	29,970,388
John H. Hammergren	2,135,171,130	22,368,691	30,590,610
Mark V. Hurd	2,126,422,453	33,714,735	27,993,243
Joel Z. Hyatt	2,135,570,994	22,061,257	30,498,180
John R. Joyce	2,134,444,201	23,067,190	30,619,040
Robert L. Ryan	2,135,821,230	23,168,211	29,140,990
Lucille S. Salhany	2,129,162,677	29,749,162	29,218,592
G. Kennedy Thompson	2,121,985,639	35,501,294	30,643,498

        Also at the 2008 annual meeting, the stockholders approved the ratification of the appointment of Ernst & Young LLP as HP's independent registered public accounting firm for the 2008 fiscal year. There were 2,128,163,075 votes cast for the ratification, 31,509,652 votes cast against the ratification and 28,457,704 abstentions.

Item 6. Exhibits.

        The Exhibit Index beginning on page 85 of this report sets forth a list of exhibits.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: June 6, 2008

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2	Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.‡	8-K/A	001-04423	2.1	May 13, 2008
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective November 15, 2007.	8-K	001-04423	99.1	November 19, 2007
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007

4(h)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(i)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(b)	June 8, 2007
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002

10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002

10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(a)(a)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002

10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(m)(m)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(p)(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(q)(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(r)(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008

10(s)(s)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(t)(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*‡
10(u)(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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