Form 10-Q
period 2008-07-31
HEWLETT PACKARD CO
filed 2008-09-05
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The number of shares of HP common stock outstanding as of August 31, 2008 was 2,449,103,728 shares.

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, earnings, tax provisions, cash flows, benefit obligations, share repurchases, acquisition synergies or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring and integration plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by HP and its customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of cost reduction programs and restructuring and integration plans; the possibility that the expected benefits of business combination transactions may not materialize as expected; the outcome of pending legislation and accounting pronouncements; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2007. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31		Nine months ended July 31
	2008	2007	2008	2007
	In millions, except per share amounts
Net revenue:
Products	$22,180	$20,326	$67,866	$61,279
Services	5,757	4,964	16,619	14,451
Financing income	95	87	276	263

Total net revenue	28,032	25,377	84,761	75,993

Costs and expenses:
Cost of products	16,821	15,245	51,091	46,204
Cost of services	4,353	3,845	12,678	11,167
Financing interest	79	74	244	212
Research and development	895	917	2,701	2,697
Selling, general and administrative	3,137	3,002	9,653	8,954
Amortization of purchased intangible assets	213	183	630	596
In-process research and development charges	—	—	13	186
Restructuring	5	(5)	19	407
Pension curtailments and pension settlements, net	—	—	—	(517)

Total operating expenses	25,503	23,261	77,029	69,906

Earnings from operations	2,529	2,116	7,732	6,087

Interest and other, net	23	170	98	391

Earnings before taxes	2,552	2,286	7,830	6,478
Provision for taxes	525	508	1,613	1,378

Net earnings	$2,027	$1,778	$6,217	$5,100

Net earnings per share:
Basic	$0.82	$0.68	$2.49	$1.93

Diluted	$0.80	$0.66	$2.41	$1.87

Cash dividends declared per share	$0.16	$0.16	$0.32	$0.32
Weighted-average shares used to compute net earnings per share:
Basic	2,459	2,600	2,497	2,648

Diluted	2,533	2,697	2,577	2,734

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	July 31, 2008	October 31, 2007
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,783	$11,293
Short-term investments	64	152
Accounts receivable	13,754	13,420
Financing receivables	2,594	2,507
Inventory	8,160	8,033
Other current assets	11,681	11,997

Total current assets	51,036	47,402

Property, plant and equipment	7,971	7,798
Long-term financing receivables and other assets	10,306	7,647
Goodwill	22,599	21,773
Purchased intangible assets	3,982	4,079

Total assets	$95,894	$88,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,591	$3,186
Accounts payable	14,021	11,787
Employee compensation and benefits	3,206	3,465
Taxes on earnings	806	1,891
Deferred revenue	5,664	5,025
Other accrued liabilities	14,612	13,906

Total current liabilities	41,900	39,260

Long-term debt	6,628	4,997
Other liabilities	8,871	5,916
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,446 and 2,580 shares issued and outstanding, respectively)	24	26
Additional paid-in capital	14,148	16,381
Retained earnings	23,727	21,560
Accumulated other comprehensive income	596	559

Total stockholders' equity	38,495	38,526

Total liabilities and stockholders' equity	$95,894	$88,699

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2008	2007
	In millions
Cash flows from operating activities:
Net earnings	$6,217	$5,100
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,268	2,006
Stock-based compensation expense	449	461
Provision for bad debt and inventory	296	272
Gains on investments	7	(28)
In-process research and development charges	13	186
Restructuring charges	19	407
Pension curtailments and pension settlements, net	—	(517)
Deferred taxes on earnings	1,163	299
Excess tax benefit from stock-based compensation	(213)	(340)
Other, net	(32)	(124)
Changes in assets and liabilities:
Accounts and financing receivables	(437)	(965)
Inventory	(255)	(503)
Accounts payable	2,148	(446)
Taxes on earnings	(269)	181
Restructuring	(69)	(539)
Other assets and liabilities	10	556

Net cash provided by operating activities	11,315	6,006

Cash flows from investing activities:
Investment in property, plant and equipment	(1,966)	(2,227)
Proceeds from sale of property, plant and equipment	271	503
Purchases of available-for-sale securities and other investments	(86)	(36)
Maturities and sales of available-for-sale securities and other investments	212	403
Payments made in connection with business acquisitions, net	(1,478)	(4,893)

Net cash used in investing activities	(3,047)	(6,250)

Cash flows from financing activities:
(Repayment) issuance of commercial paper and notes payable, net	(21)	2,324
Issuance of debt	3,054	4,106
Payment of debt	(1,051)	(3,382)
Issuance of common stock under employee stock plans	1,347	2,393
Repurchase of common stock	(7,720)	(8,847)
Excess tax benefit from stock-based compensation	213	340
Dividends	(600)	(640)

Net cash used in financing activities	(4,778)	(3,706)

Increase (decrease) in cash and cash equivalents	3,490	(3,950)
Cash and cash equivalents at beginning of period	11,293	16,400

Cash and cash equivalents at end of period	$14,783	$12,450

Supplemental schedule of noncash investing and financing activities:
Issuance of options assumed in business acquisitions	$(4)	$68
Purchase of assets under financing arrangement	$—	$57

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2008, its results of operations for the three and nine months ended July 31, 2008 and 2007, and its cash flows for the nine months ended July 31, 2008 and 2007. The Consolidated Condensed Balance Sheet as of October 31, 2007 is derived from the October 31, 2007 audited financial statements. Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

        The results of operations for the three and nine months ended July 31, 2008 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

  Recent Pronouncements

        Updates to recent accounting standards as disclosed in HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2007 are as follows:

        As previously reported in HP's 2007 Annual Report on Form 10-K, HP recognized the funded status of its benefit plans at October 31, 2007 in accordance with the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. HP will adopt the measurement provisions of SFAS 158 effective October 31, 2009. HP does not expect the adoption of the measurement provisions of SFAS 158 will have a material impact on its consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and also issued FSP No. 157-2, "Effective Date of FASB Statement No. 157," which

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. Although the Company will continue to evaluate the application of SFAS 157, HP does not currently believe adoption of SFAS 157 will have a material impact on its consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows companies to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS 159, HP does not currently believe adoption will have a material impact on its consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP continues to evaluate the impact the adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition, which will be largely dependent on the size and nature of business combinations subject to this statement.

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

        In December 2007, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 provides accounting guidance regarding collaborative arrangements with respect to the classification of the payments between participants of the arrangement, the appropriate income statement presentation of these arrangements, and the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, of the adoption of EITF 07-1 on its consolidated results of operations and financial condition.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the Securities and Exchange Commission ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." HP does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its consolidated results of operations and financial condition.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. HP has some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, HP will be required to include these instruments in the calculation of earnings per share (EPS), and it will need to calculate EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        During the first nine months of fiscal 2008, HP adopted the following accounting standard:

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

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan. Incentive compensation plans include principal option plans as well as various stock option plans assumed through acquisitions. Principal option plans include stock options, restricted stock awards and restricted stock unit awards. HP accounts for its stock-based compensation plans under SFAS No. 123(R), "Share-Based Payment."

        In fiscal 2008, HP implemented a program that provides for the issuance of performance-based restricted units ("PRUs") representing hypothetical shares of HP common stock that may be issued under the Hewlett-Packard Company 2004 Stock Incentive Plan. PRU awards may be granted to eligible employees, including HP's principal executive officer, principal financial officer and other executive officers.

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

        Total stock-based compensation expense for the three and nine months ended July 31, 2008 and 2007 was as follows:

	Three months ended July 31		Nine months ended July 31
	2008	2007	2008	2007
	In millions
Cost of sales	$34	$34	$106	$121
Research and development	16	19	55	56
Selling, general and administrative	90	91	288	284

Stock-based compensation expense before income taxes	140	144	449	461
Income tax benefit	(38)	(36)	(130)	(128)

Total stock-based compensation expense after income taxes	$102	$108	$319	$333

        HP estimated the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions and weighted-average fair values:

	Stock Options
	Three months ended July 31		Nine months ended July 31
	2008	2007	2008	2007
Weighted-average fair value of grants	$14.20	$14.62	$15.34	$12.89
Risk-free interest rate	3.30%	4.86%	3.16%	4.69%
Dividend yield	0.71%	0.68%	0.68%	0.76%
Expected volatility(1)	31%	27%	33%	28%
Expected life in months	61	61	60	59

(1)
HP uses implied volatility for stock options

        HP granted PRU awards representing an aggregate of 8,732,712 shares at target during the first nine months of fiscal 2008. As the cash flow goals are considered performance conditions, the expense for these awards, net of estimated forfeitures, will be recorded over the three-year performance period based on the number of shares that are expected to be earned based on the achievement of the cash flow goals during the performance period. HP estimated the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The estimated fair

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

value of each target share for the current year was $40.21. The estimated fair value of a target share for the second and third years of the three-year performance period will be determined at the beginning of the second and third years, respectively, and the expense will be amortized over the remainder of the three-year performance period.

        The following assumptions were used to determine the fair value of the PRU awards for the first year:

Expected volatility(1)	26%
Risk-free interest rate	3.13%
Dividend yield	0.70%
Expected life in months	33

(1)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

        Option activity as of July 31, 2008 and changes during the nine months ended July 31, 2008 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2007	367,339	$33
Granted and assumed through acquisitions	2,163	$46
Exercised	(37,201)	$27
Forfeited/cancelled/expired	(8,126)	$41

Outstanding at July 31, 2008	324,175	$33	3.6	$4,442

Vested and expected to vest at July 31, 2008	320,526	$33	3.5	$4,402

Exercisable at July 31, 2008	266,624	$33	3.3	$3,820

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on July 31, 2008. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and nine months ended July 31, 2008 was $211 million and $787 million respectively.

        At July 31, 2008, there was $610 million of unrecognized pre-tax compensation expense related to stock options and PRU awards, which HP expects to recognize over a weighted-average period of 1.8 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Non-vested restricted stock awards as of July 31, 2008 and changes during the nine months ended July 31, 2008 were as follows:

	Number of shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at October 31, 2007	5,698	$29
Granted	1,308	$45
Vested	(2,607)	$25
Forfeited	(1,309)	$26

Non-vested at July 31, 2008	3,090	$41

        At July 31, 2008, there was $86 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over a weighted-average period of 1.6 years.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended July 31		Nine months ended July 31
	2008	2007	2008	2007
	In millions, except per share amounts
Numerator:
Net earnings	$2,027	$1,778	$6,217	$5,100
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	—	1	3	5

Net earnings, adjusted	$2,027	$1,779	$6,220	$5,105

Denominator:
Weighted-average shares used to compute basic EPS	2,459	2,600	2,497	2,648
Effect of dilutive securities:
Dilution from employee stock plans	74	89	76	78
Zero-coupon subordinated convertible notes	—	8	4	8

Dilutive potential common shares	74	97	80	86

Weighted-average shares used to compute diluted EPS	2,533	2,697	2,577	2,734

Net earnings per share:
Basic	$0.82	$0.68	$2.49	$1.93
Diluted	$0.80	$0.66	$2.41	$1.87

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three and nine months ended July 31, 2008, HP excluded 57 million shares and 55 million shares, respectively, from its diluted EPS calculation compared to 62 million shares and 84 million shares in the prior-year comparable periods. Also, as a result of adopting SFAS 123(R), HP excluded from the calculation of diluted EPS options to purchase an additional 28 million shares and 29 million shares, respectively, in the third quarter and the first nine months of fiscal 2008 compared to an additional 31 million and 32 million shares in the prior-year comparable periods, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock, as their effect would be anti-dilutive. As disclosed in Note 2, during the nine months ended July 31, 2008, HP granted PRU awards representing approximately 9 million shares at target. In accordance with SFAS No. 128, "Earnings per Share" these awards have been excluded from the calculation of diluted EPS as they are contingently issuable shares that have not met the performance conditions.

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

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	July 31, 2008	October 31, 2007
	In millions
Accounts receivable	$14,030	$13,646
Allowance for doubtful accounts	(276)	(226)

	$13,754	$13,420

Financing receivables	$2,638	$2,547
Allowance for doubtful accounts	(44)	(40)

	$2,594	$2,507

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $724 million as of July 31, 2008. HP sold approximately $2.1 billion of trade receivables during the first nine months of fiscal 2008. As of July 31, 2008, there was approximately $364 million available under these programs.

  Inventory

	July 31, 2008	October 31, 2007
	In millions
Finished goods	$5,295	$5,404
Purchased parts and fabricated assemblies	2,865	2,629

	$8,160	$8,033

Note 5: Acquisitions

        During the first nine months of fiscal 2008, HP completed seven acquisitions. In addition, HP completed the purchase of the remaining 30% minority interest in China Hewlett-Packard Company Limited during the third quarter of fiscal 2008. Total consideration for the acquisitions and the minority interest purchase was approximately $1.5 billion, which includes direct transaction costs, the estimated fair value of earned unvested stock options and certain liabilities recorded in connection with these transactions. HP recorded approximately $927 million of goodwill, approximately $533 million of purchased intangibles and approximately $13 million of in-process research and development charges

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Acquisitions (Continued)

("IPR&D") related to these transactions. Projects that qualify for treatment as IPR&D have not yet reached technical feasibility and have no alternative use.

        The largest of the seven transactions was the acquisition of Exstream Software, LLC, which has been integrated into HP's Imaging and Printing Group. The total purchase price paid was approximately $720 million, which included direct transaction costs as well as certain debt that was repaid at the acquisition date. In connection with this acquisition, HP recorded approximately $434 million of goodwill and $235 million of purchased intangibles. HP also expensed $11 million for IPR&D. HP is amortizing the purchased intangibles on a straight-line basis over their estimated useful lives ranging from three to eight years.

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

  Pending & Subsequent Acquisitions

        On August 26, 2008, HP completed its acquisition of Electronic Data Systems Corporation ("EDS") at a price of $25.00 per share or an enterprise value of approximately $13.9 billion. HP paid the purchase price utilizing both cash from operations and cash generated from the issuance of commercial paper under its existing commercial paper programs. HP expects to replace some of the commercial paper with issuances of term debt securities. EDS is a leading global technology services company, delivering a broad portfolio of information technology and business process outsourcing services to clients in the manufacturing, financial services, healthcare, communications, energy, transportation, and consumer and retail industries and to governments around the world. HP intends to include EDS within HP Services for financial reporting purposes.

        In August 2008, HP agreed to acquire Colubris Networks, Inc., a privately-held global provider of intelligent wireless networks for enterprises and service providers. The acquisition is subject to certain closing conditions and is expected to be completed by the end of HP's 2008 fiscal year. Following the close of the acquisition, HP plans to integrate the Colubris product line into its ProCurve Networking product portfolio.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of July 31, 2008 and changes in the carrying amount of goodwill for the nine months ended July 31, 2008 were as follows:

	HP Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Total
	In millions
Balance at October 31, 2007	$6,221	$5,076	$5,921	$2,523	$1,887	$145	$21,773
Goodwill acquired during the period	279	—	52	3	593	—	927
Goodwill adjustments	(10)	(302)	230	(7)	(11)	(1)	(101)

Balance at July 31, 2008	$6,490	$4,774	$6,203	$2,519	$2,469	$144	$22,599

        The goodwill adjustments relate primarily to the reversal of income tax reserves for HP's acquisitions associated with their pre-acquisition tax years. These reserves have been reclassified as a reduction of goodwill. In addition, the goodwill adjustments for the first nine months of fiscal 2008 include the transfer of goodwill associated with certain acquisitions from Enterprise Storage and Servers to HP Software in line with the organizational reclassifications to our software business.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	July 31, 2008			October 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$3,516	$(1,996)	$1,520	$3,239	$(1,679)	$1,560
Developed and core technology and patents	3,009	(2,000)	1,009	2,768	(1,694)	1,074
Product trademarks	130	(99)	31	115	(92)	23

Total amortizable purchased intangible assets	6,655	(4,095)	2,560	6,122	(3,465)	2,657
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$8,077	$(4,095)	$3,982	$7,544	$(3,465)	$4,079

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets (Continued)

        Estimated future amortization expense related to finite lived purchased intangible assets at July 31, 2008 is as follows:

Fiscal year:	In millions
2008 (remaining 3 months)	$214
2009	781
2010	670
2011	416
2012	242
Thereafter	237

Total	$2,560

Note 7: Restructuring Charges

        The 2005, 2003, 2002 and 2001 restructuring plans are substantially complete, although HP records minor revisions to previous estimates as necessary. For the three and nine months ended July 31, 2008, HP recorded net charges of $5 million and $17 million, respectively, due primarily to adjustments for severance and facilities costs associated with restructuring programs in prior years. As of July 31, 2008, there was a remaining balance of approximately $111 million of accrued restructuring expenses associated with these programs. In addition, HP had a remaining balance of approximately $11 million of accrued restructuring expenses associated with the restructuring plan implemented in connection with the acquisition of Mercury Interactive Corporation ("Mercury") in November 2006. HP expects to pay the majority of these costs through 2018.

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring programs described above for the nine months ended July 31, 2008 were as follows:

In millions
Restructuring liability at October 31, 2007	$173
Charges	19
Goodwill adjustments	(8)
Non cash settlements and other adjustments	7
Cash payments	(69)

Restructuring liability at July 31, 2008	$122

        At July 31, 2008 and October 31, 2007, HP included the long-term portion of the restructuring liability of $54 million and $50 million, respectively, in Other liabilities, and the short-term portion in Other accrued liabilities in the accompanying Consolidated Condensed Balance Sheets.

  Workforce Rebalancing

        As part of HP's ongoing business operations, HP incurred workforce rebalancing charges for severance and related costs within certain business segments during the first nine months of fiscal 2008. Workforce rebalancing activities are considered part of normal operations as HP continues to optimize

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

its cost structure. Workforce rebalancing costs are included in HP's business segment results, and HP expects to incur additional workforce rebalancing costs through the remainder of fiscal 2008.

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

	July 31, 2008	October 31, 2007
	In millions
Minimum lease payments receivable	$5,699	$5,568
Allowance for doubtful accounts	(93)	(84)
Unguaranteed residual value	276	291
Unearned income	(513)	(490)

Financing receivables, net	5,369	5,285
Less current portion, net	(2,594)	(2,507)

Amounts due after one year, net	$2,775	$2,778

        Equipment leased to customers under operating leases was approximately $2.7 billion at July 31, 2008 and $2.4 billion at October 31, 2007 and is included in property, plant and equipment in the accompanying Consolidated Condensed Balance Sheets. Accumulated depreciation on equipment under lease was approximately $0.7 billion at July 31, 2008 and $0.6 billion at October 31, 2007.

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

        The changes in HP's aggregate product warranty liability for the nine months ended July 31, 2008 were as follows:

In millions
Product warranty liability at October 31, 2007	$2,376
Accruals for warranties issued	2,497
Adjustments related to pre-existing warranties (including changes in estimates)	(74)
Settlements made (in cash or in kind)	(2,247)

Product warranty liability at July 31, 2008	$2,552

Note 10: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	July 31, 2008		October 31, 2007
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$1,088	2.9%	$675	4.0%
Commercial paper	2,093	2.4%	2,065	5.0%
Notes payable to banks, lines of credit and other	410	3.9%	446	5.2%

	$3,591		$3,186

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $344 million and $391 million at July 31, 2008 and October 31, 2007, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	July 31, 2008	October 31, 2007
	In millions
U.S. Dollar Global Notes
$500 issued June 2002 at 6.5%, due July 2012	$499	$499
$500 issued March 2003 at 3.625%, matured and paid March 2008	—	500
$600 issued February 2007 at floating interest rate, due March 2012	600	600
$900 issued February 2007 at 5.25%, due March 2012	900	900
$500 issued February 2007 at 5.4%, due March 2017	499	499
$1,000 issued June 2007 at floating interest rate, due June 2009	1,000	1,000
$1,000 issued June 2007 at floating interest rate, due June 2010	1,000	1,000
$750 issued March 2008 at floating interest rate, due September 2009	750	—
$1,500 issued March 2008 at 4.5%, due March 2013	1,499	—
$750 issued March 2008 at 5.5%, due March 2018	750	—

	7,497	4,998

Series A Medium-Term Notes
$50 issued December 2002 at 4.25%, matured and paid December 2007	—	50

	—	50

Other
$505, U.S. dollar zero-coupon subordinated convertible notes, due 2017 ("LYONs"), issued in October and November 1997 at an imputed rate of 3.13% and redeemed March 2008	—	371
Other, including capital lease obligations, at 3.75%-8.63%, due 2007-2029	195	263

	195	634

Fair value adjustment related to SFAS No. 133	24	(10)
Less current portion	(1,088)	(675)

	$6,628	$4,997

        HP may redeem some or all of the Global Notes as set forth in the above table at any time at the redemption prices described in the prospectus supplements relating thereto. The Global Notes are senior unsecured debt.

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the SEC to enable HP to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. As of July 31, 2008, HP had $7.0 billion of global notes issued under the 2006 Shelf Registration Statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum, $500 million of notes due March 2017 with a fixed interest rate of 5.4% per

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 10: Borrowings (Continued)

annum, $1.0 billion of notes due June 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.01% per annum, $1.0 billion of notes due June 2010 with a floating interest rate equal to the three-month USD LIBOR plus 0.06% per annum, $750 million of notes due September 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.40% per annum, $1.5 billion of notes due March 2013 with a fixed interest rate of 4.5% per annum, and $750 million of notes due March 2018 with a fixed interest rate of 5.5% per annum.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). In December 2002, HP filed a supplement to the 2002 Shelf Registration Statement, which allows HP to offer from time to time up to $1.5 billion of Medium-Term Notes, Series B, due nine months or more from the date of issuance (the "Series B Medium-Term Note Program"). As of July 31, 2008, HP has not issued Medium-Term Notes pursuant to the Series B Medium-Term Note Program. HP will be unable to issue any additional securities under the 2002 Shelf Registration Statement after December 1, 2008.

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

        In May 2008, the Board of Directors approved increasing the capacity of HP's U.S. commercial paper program by $10.0 billion to $16.0 billion. HP's subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper, of which $500 million of capacity is currently available to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, for its Euro Commercial Paper/Certificate of Deposit Programme.

        HP has a $3.0 billion five-year credit facility. In February and July 2008, HP entered into additional 364-day credit facilities of $3.0 billion and $8.0 billion, respectively. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial paper. No amounts are outstanding under the credit facilities. Under the terms of the July 2008 $8.0 billion 364-day credit facility, the amount of credit available will decline in an amount equal to the proceeds of any future issuance of long-term debt by HP.

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of July 31, 2008 was approximately $1.4 billion.

        At July 31, 2008, HP had up to approximately $19.8 billion of available borrowing resources under the 2002 Shelf Registration Statement and other programs. HP also may issue additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 20.6% and 22.2% for the three months ended July 31, 2008 and July 31, 2007, respectively, and 20.6% and 21.3% for the nine months ended July 31, 2008 and July 31, 2007, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for such earnings because HP plans to reinvest those earnings indefinitely outside the United States.

        In the three and nine months ended July 31, 2008, HP recorded discrete items with a net tax benefit of $5 million and $52 million, respectively, decreasing the effective tax rate. These amounts include reductions to net income tax accruals of $72 million and $296 million for the three and nine months ended July 31, 2008, respectively, as a result of settlements with tax authorities regarding certain transfer pricing issues for fiscal years 1993 through 2005. These favorable adjustments in the three and nine months ended July 31, 2008 were offset in part by a tax charge of $44 million for the adjustment to estimated fiscal 2007 tax accruals upon filing the 2007 U.S. federal income tax return, and by net increases of $30 million and $235 million, respectively, to deferred tax liabilities related to earnings outside the United States. HP recorded other miscellaneous discrete items that resulted in a net tax benefit of $7 million and $35 million for the three and nine months ended July 31, 2008, respectively.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Income Taxes (Continued)

        During the first nine months of fiscal 2008, the amount of gross unrecognized tax benefits was reduced by approximately $300 million attributable to settlements with tax authorities. The total amount of gross unrecognized tax benefits was $2 billion as of July 31, 2008, of which up to $870 million would affect HP's effective tax rate if realized.

        HP recognizes interest expense and penalties accrued on unrecognized tax benefits within income tax expense. This policy did not change as a result of adoption of FIN 48. In addition, upon adoption of FIN 48, HP began recognizing interest income from favorable settlements and income tax receivables within income tax expense. As of the date of adoption of FIN 48, HP had accrued a net $28 million payable for interest and penalties. As of July 31, 2008, HP had accrued a net $23 million receivable for interest and penalties. For the three and nine months ended July 31, 2008, HP recognized net interest income on tax overpayments and deficiencies, net of tax, of $9 million and $37 million, respectively.

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in the various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $340 million within the next twelve months. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999.

        HP is subject to income tax in the United States and over sixty foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. As described below, HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000 and 2003 tax years and Revenue Agent's Reports ("RAR's") for its fiscal 2001 and 2002 tax years.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	July 31, 2008	October 31, 2007
	In millions
Current deferred tax assets	$3,692	$4,609
Current deferred tax liabilities	(121)	(123)
Long-term deferred tax assets	663	961
Long-term deferred tax liabilities	(1,948)	(397)

Total deferred tax assets net of deferred tax liabilities	$2,286	$5,050

        On January 30, 2008, HP received a Notice of Deficiency from the IRS for its fiscal 2003 tax year. The Notice of Deficiency asserted that HP owes additional tax of $21 million. At the same time, HP received a RAR from the IRS for its fiscal 2002 tax year that proposed no change in HP's tax liability for that year. In addition to the proposed deficiency for fiscal 2003, the IRS's adjustments for both years, if sustained, would reduce tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of tax credit carryforwards to subsequent years, by approximately $249 million. This amount reflects certain transfer pricing adjustments that were settled during the first nine months of fiscal 2008. HP plans to contest certain remaining adjustments proposed

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Income Taxes (Continued)

in the Notice of Deficiency and the RAR. Towards this end, HP filed a petition with the United States Tax Court on April 29, 2008. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

        On June 28, 2007, HP received a Notice of Deficiency from the IRS for its fiscal 1999 and 2000 tax years. The Notice of Deficiency asserted that HP owes additional tax of $13 million for these two years. At the same time, HP received a RAR from the IRS for its fiscal 2001 tax year that proposed no change in HP's tax liability for that year. In addition to the proposed deficiencies for fiscal 1999 and 2000, the IRS's adjustments, if sustained, would reduce tax refund claims HP has filed for foreign tax credit and net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of carryforwards to subsequent years, by approximately $80 million. This amount reflects certain transfer pricing adjustments that were settled during the first nine months of fiscal 2008. HP plans to contest certain remaining adjustments proposed in the Notice of Deficiency and the RAR. Towards this end, HP filed a Petition with the United States Tax Court on September 25, 2007. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

Note 12: Stockholders' Equity

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. HP paid approximately $1.6 billion and $2.5 billion in connection with repurchases of approximately 34 million shares and 55 million shares during the three months ended July 31, 2008 and July 31, 2007, respectively. HP paid $7.7 billion and $7.0 billion in connection with share repurchases of 171 million shares and 167 million shares in the first nine months of fiscal 2008 and 2007, respectively.

        In addition to the above transactions, HP entered into an Accelerated Share Repurchase (the "ASR Program") with a third-party investment bank during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, HP purchased 40 million shares of its common stock from the investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). HP decreased its shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to HP included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of HP shares during the averaging period was approximately $90 million less than the Purchase Price. Accordingly, HP had the option to either receive additional shares of HP's common stock or a cash payment in the amount of the difference from the investment bank. In June 2007, HP received approximately 2 million additional shares purchased by the investment bank in the open market with a value approximately equal to $90 million. HP reduced its shares outstanding upon receipt of those shares.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Stockholders' Equity (Continued)

        On November 19, 2007, HP's Board of Directors authorized an additional $8.0 billion for future repurchases of HP's common stock. As of July 31, 2008, HP had remaining authorization of $3.0 billion for future share repurchases.

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended July 31		Nine months ended July 31
	2008	2007	2008	2007
	In millions
Net earnings	$2,027	$1,778	$6,217	$5,100
Change in net unrealized gains on available-for-sale securities	1	—	(2)	(11)
Change in net unrealized gains/losses on cash flow hedges	11	79	67	13
Change in cumulative translation adjustment	7	26	18	56
Change in additional minimum pension liability	(6)	—	(46)	3

Comprehensive income	$2,040	$1,883	$6,254	$5,161

        The components of accumulated other comprehensive income, net of taxes, were as follows:

	July 31, 2008	October 31, 2007
	In millions
Net unrealized gains on available-for-sale securities	$2	$4
Net unrealized gains (losses) on cash flow hedges	3	(64)
Cumulative translation adjustment	191	173
Additional minimum pension liability	400	446

Accumulated other comprehensive income	$596	$559

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Retirement and Post-Retirement Benefit Plans

        HP's net pension and post-retirement benefit (gain) cost recognized in the Consolidated Condensed Statements of Earnings were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	In millions
Service cost	$8	$27	$66	$66	$7	$8
Interest cost	59	65	109	92	20	19
Expected return on plan assets	(63)	(93)	(171)	(145)	(10)	(10)
Amortization and deferrals:
Actuarial (gain) loss	(9)	(3)	1	22	5	7
Prior service benefit	—	—	(2)	(2)	(14)	(13)

Net periodic benefit (gain) cost	$(5)	$(4)	$3	$33	$8	$11
Curtailment gain	—	—	—	—	—	(16)
Special termination benefit cost	—	—	—	1	—	—

Net benefit (gain) cost	$(5)	$(4)	$3	$34	$8	$(5)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	In millions
Service cost	$24	$104	$193	$197	$21	$25
Interest cost	177	197	323	272	59	57
Expected return on plan assets	(190)	(270)	(506)	(430)	(30)	(28)
Amortization and deferrals:
Actuarial (gain) loss	(27)	(8)	1	66	15	19
Prior service benefit	—	—	(6)	(6)	(42)	(39)

Net periodic benefit (gain) cost	$(16)	$23	$5	$99	$23	$34
Curtailment gain	—	(541)	—	(9)	—	(26)
Settlement loss (gain)	—	36	—	(2)	—	—
Special termination benefit cost	—	306	3	2	—	60

Net benefit (gain) cost	$(16)	$(176)	$8	$90	$23	$68

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2007 that it expected to contribute approximately $145 million to its pension plans and approximately $15 million to cover benefit payments to U.S. non-qualified plan participants. In addition, HP expected to pay approximately $80 million to cover benefit claims for HP's post-retirement benefit

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Retirement and Post-Retirement Benefit Plans (Continued)

plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government and funding and taxing authorities.

        As of July 31, 2008, HP has made $80 million of contributions to non-U.S. pension plans, paid $3 million to cover benefit payments to U.S. non-qualified plan participants, and paid $39 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of between $20 million and $30 million to its pension plans, of which approximately $4 million is for U.S. non-qualified plan participants, and expects to pay approximately $20 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2008.

Note 14: Litigation and Contingencies

        HP is involved in lawsuits, claims, investigations and proceedings, including those identified below, consisting of intellectual property, commercial, securities, employment, employee benefits and environmental matters that arise in the ordinary course of business. In accordance with SFAS No. 5, "Accounting for Contingencies," HP records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. HP believes it has adequate provisions for any such matters. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Based on its experience, HP believes that any damage amounts claimed in the specific matters discussed below are not a meaningful indicator of HP's potential liability. Litigation is inherently unpredictable. However, HP believes that it has valid defenses with respect to legal matters pending against it. Nevertheless, it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies or because of the diversion of management's attention and the creation of significant expenses.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. Following unsuccessful arbitration, VG Wort filed a lawsuit against HP in May 2004 in the Stuttgart

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

Civil Court in Stuttgart, Germany seeking levies on certain MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed, plus interest, on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit), plus interest, on MFDs sold in Germany up to December 2001. HP appealed the Stuttgart Court of Appeals' decision to the Bundesgerichtshof (the German Federal Supreme Court). On January 30, 2008, the German Federal Supreme Court held that the MFDs covered by this lawsuit were photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007, and, therefore, are subject to the levies on photocopiers established by that law. HP has filed a claim with the German Federal Constitutional Court challenging that ruling.

        On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold in Germany between 1997 and 2001, as well as for MFDs sold from 2002 onwards. On July 26, 2007, the court issued a decision following the ruling of the Stuttgart Court of Appeals with respect to the initial VG Wort lawsuit as described above. HP has appealed the decision. Both parties are required to submit comments on the German Federal Supreme Court judgment in the initial VG Wort lawsuit seeking levies on MFDs described above, but no deadline has been set for those comments to be submitted.

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Higher Regional Court of Baden Wuerttemberg. On May 11, 2005, the Higher Regional Court issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007 the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. In addition, VG Wort has filed a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

        On December 29, 2005, ZPU, a joint association of various German collection societies, instituted non-binding arbitration proceedings against HP before the arbitration board of the Patent and Trademark Office demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of 18.42 euros plus tax for each PC sold during that period. HP filed a notice of defense in connection with these proceedings in February 2006, and an arbitration hearing was held in December 2006. On August 3, 2007, the arbitration board issued a ruling proposing a levy of 15 euros plus tax for each PC sold during that period. HP has rejected the ruling of the arbitration board, and the arbitration proceedings have concluded. ZPU has filed a claim with the appeals court in Munich to which HP has responded. A hearing date has been set by the court for November 12, 2009.

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

        Floppy Disk Controller Litigation. Between January 2000 and January 2005, the following six defective product consumer class actions were filed against HP or Compaq Computer Corporation in Texas, Oklahoma and California: LaPray v. Compaq was filed in the District Court of Jefferson County, Texas, on January 28, 2000; Alvis v. HP was filed in that same court in Jefferson County in April 2001; Barrett v. HP and Grider v. Compaq were each filed in the District Court of Cleveland County, Oklahoma, on June 4, 2003; Batiste v. HP (formerly Scott v. HP) was filed in state court in San Joaquin County, California, on November 5, 2004; and Schultz v. HP (formerly Jurado v. HP), was filed in that same court in San Joaquin County on January 27, 2005. The basic allegation in all of these cases was that HP and Compaq sold computers containing floppy disk controllers that fail to alert the user to certain floppy disk controller errors, which failure was alleged to result in data loss or data corruption. The plaintiffs in each case sought, among other things, injunctive relief, declaratory relief, unspecified damages and attorneys' fees. On May 9, 2008, the trial court in Oklahoma granted final approval to a settlement under which all of these lawsuits were dismissed with prejudice. Under the settlement, eligible class members each had the right to obtain a redemption certificate for use in purchasing a computer through HP's website; a USB flash drive as long as the class member met certain requirements; and a software patch designed to address the alleged defect at issue in the lawsuits. Also pursuant to the terms of the settlement, HP paid an aggregate of approximately $49 million in stipends to the named plaintiffs and plaintiffs' counsel's attorneys' fees, costs and expenses, which amount was accrued on HP's financial statements as of July 31, 2008 and paid in August 2008. Separately, the Civil Division of the Department of Justice, the General Services Administration Office of Inspector General and other Federal agencies are conducting an investigation of allegations that HP and Compaq made, or caused to be made, false claims for payment to the United States for computers known by HP and Compaq to contain defective parts or otherwise to perform in a defective manner relating to the same alleged floppy disk controller errors. HP's agreement with the Department of Justice to extend the statute of limitations on its investigation expired on December 6, 2006. HP is cooperating fully with this investigation.

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

        Feder v. HP (formerly Tyler v. HP) is a lawsuit filed in the United States District Court for the Northern District of California on June 16, 2005, asserting breach of express and implied warranty, unjust enrichment, violation of the Consumers Legal Remedies Act and deceptive advertising and unfair business practices in violation of California's Unfair Competition Law. Among other things, plaintiffs allege that HP employed a "smart chip" in certain inkjet printing products in order to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. Plaintiffs also contend that consumers received false ink depletion warnings and that the smart chip limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products. On September 6, 2005, a lawsuit captioned Ciolino v. HP was filed in the United States District Court for the Northern District of California. The allegations in the Ciolino case are substantively identical to those in Feder, and the two cases have been formally consolidated in a single proceeding in the District Court for the Northern District of California under the caption In re HP Inkjet Printer Litigation. On January 4, 2008, the court heard plaintiffs' motions for class certification and to add a class representative and HP's motion for summary judgment. On July 25, 2008, the court denied all three motions. On January 17, 2007, an additional lawsuit captioned Blennis v. HP was filed in the United States District Court for the Northern District of California with allegations substantially the same as those made previously in In re Inkjet Printer Litigation regarding HP's use of built-in expiration dates. The plaintiffs in Blennis seek class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. Three related lawsuits filed in California state court, Tyler v. HP (filed in Santa Clara County on February 17, 2005), Obi v. HP (filed in Los Angeles County on February 17, 2005), and Weingart v. HP (filed in Los Angeles County on March 18, 2005), have been dismissed without prejudice by the plaintiffs. In addition, two related lawsuits filed in federal court, namely Grabell v. HP (filed in the District of New Jersey on March 18, 2005) and Just v. HP (filed in the Eastern District of New York on April 20, 2005), have been dismissed without prejudice by the plaintiffs. Allegations substantially similar to the ones made in In re HP Inkjet Litigation and in Blennis have been made

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

against HP and its subsidiary, Hewlett-Packard (Canada) Co., in four Canadian class actions, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, all seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

        Schorsch v. HP is a consumer class action filed against HP on October 28, 2003, in Illinois state court alleging that HP has included an electrically erasable programmable read only memory (EEPROM) chip in certain of its LaserJet printers that prematurely advises the user that the drum kit needs replacing in violation of Illinois state law. The plaintiffs subsequently filed an amended complaint seeking to expand the class from purchasers of drum kits to purchasers of all HP printer consumables that contain EEPROM chips. The most current amended complaint seeks certification of an Illinois-only class and seeks unspecified damages, attorneys' fees and costs. On June 6, 2007, a separate consumer class action lawsuit captioned Baggett v. HP was filed in the United States District Court for the Central District of California containing similar allegations, i.e., that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, thus preventing customers from using the toner that is allegedly left in the cartridge. The plaintiffs allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs.

        Rich v. HP is a consumer class action filed against HP on May 22, 2006 in the United States District Court for the Northern District of California. The suit alleges that HP designed its color inkjet printers to unnecessarily use color ink in addition to black ink when printing black and white images and text. The plaintiffs seek injunctive and monetary relief on behalf of a nationwide class. The Court has granted HP's motion to dismiss several of the plaintiffs' claims, and HP answered the remaining claims in February 2007. The Court set a deadline of January 23, 2009, by which plaintiffs are required to file a motion for class certification. A hearing on plaintiff's motion for class certification is currently scheduled for May 8, 2009.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. The complaint sought declaratory and injunctive relief and unspecified damages. On March 26, 2004, the district court issued a ruling interpreting the disputed claim terms in the patent at issue. HP filed five motions for summary judgment on September 29, 2006. The district court ruled on those motions on September 24, 2007, eliminating certain patent claims but otherwise allowing the case to proceed to trial. The patent at issue in this litigation, United States Patent No. 4,807,115, expired on February 21, 2006. Therefore, the plaintiffs are no longer entitled to seek injunctive relief against HP. This matter was tried between May 19 and May 30, 2008, and, on May 30, 2008, a jury returned a verdict in favor of the plaintiffs in the amount of $184 million. The court has not yet entered a final judgment, and it will not do so until after it rules on HP's equitable defenses and HP's post-trial motions to vacate the judgment and/or to reduce the amount of damages awarded by the jury. Depending on the outcome of HP's defenses and post-trial motions, HP may file an appeal with the Federal Circuit Court of Appeals.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

        Digwamaje et al. v. Bank of America et al. is a purported class action lawsuit that names HP and numerous other multinational corporations as defendants. It was filed on September 27, 2002, in the United States District Court for the Southern District of New York on behalf of current and former South African citizens and their survivors who suffered violence and oppression under the apartheid regime. The lawsuit alleges that HP and other companies helped perpetuate, profited from, and otherwise aided and abetted the apartheid regime during the period 1948-1994 by selling products and services to agencies of the South African government. Claims are based on the Alien Tort Claims Act, the Torture Victims Protection Act, the Racketeer Influenced and Corrupt Organizations Act and state law. The complaint seeks, among other things, an accounting, the creation of a historic commission, compensatory damages in excess of $200 billion, punitive damages in excess of $200 billion, costs and attorneys' fees. On November 29, 2004, the District Court dismissed with prejudice the plaintiffs' complaint. On October 12, 2007, the United States Court of Appeals for the Second Circuit affirmed in part and reversed in part the District Court's decision. The Second Circuit affirmed the dismissal of the plaintiffs' claims under the Torture Victims Protection Act, but reversed the District Court's dismissal of the plaintiffs' Alien Tort Claims Act claims, finding that it was possible for the plaintiffs to state such a claim. The Second Circuit, therefore, remanded the case to the District Court to permit the plaintiffs to attempt to plead the allegations needed to state a claim under the Alien Tort Claims Act. On January 10, 2008, HP and the other defendants filed a certiorari petition with the United States Supreme Court, which the Supreme Court declined to grant for lack of a quorum on May 12, 2008.

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

  •
  Beginning in September 2006, HP has received requests from the Division of Enforcement of the SEC, for records and information and interviews with current and former HP directors and officers relating to the leak investigation, the resignation of Thomas J. Perkins from HP's Board of Directors, HP's May 22, 2006 and September 6, 2006 filings with the SEC on Form 8-K, stock repurchases by HP and securities transactions by its officers and directors that occurred between May 1 and October 1, 2006, and HP's policies, practices and approval of securities transactions. In May 2007, HP consented to the entry of an order by the SEC ordering HP to cease and desist from committing or causing violations of the public reporting requirements of the Securities Exchange Act of 1934, as amended. HP has been advised by the staff of the Division of Enforcement that the staff has completed its investigation and does not intend to recommend that any other SEC enforcement action be brought in connection with these matters.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

  •
  In September 2006, HP received a request from the U.S. Federal Communications Commission for records and information relating to the processes employed in the leak investigation. HP has responded to that request.

        In addition, four stockholder derivative lawsuits have been filed in California purportedly on behalf of HP stockholders seeking to recover damages for alleged breach of fiduciary duty and to require HP to improve its corporate governance and internal control procedures as a result of the activities of the leak investigation: Staehr v. Dunn, et al. was filed in Santa Clara County Superior Court on September 18, 2006; Worsham v. Dunn, et al. was filed in Santa Clara County Superior Court on September 14, 2006; Tansey v. Dunn, et al. was filed in Santa Clara County Superior Court on September 20, 2006; and Hall v. Dunn, et al. was filed in Santa Clara County Superior Court on September 25, 2006. On October 19, 2006, the Santa Clara County Superior Court consolidated the four California cases under the caption In re Hewlett-Packard Company Derivative Litigation. The consolidated complaint filed on November 19, 2006, also seeks to recover damages in connection with sales of HP stock alleged to have been made by certain current and former HP officers and directors while in possession of material non-public information. Two additional stockholder derivative lawsuits, Pifko v. Babbio, et al., filed on September 19, 2006, and Gross v. Babbio, et al., filed on November 21, 2006, were filed in Chancery Court, County of New Castle, Delaware; both seek to recover damages for alleged breaches of fiduciary duty and to obtain an order instructing the defendants to refrain from further breaches of fiduciary duty and to implement corrective measures that will prevent future occurrences of the alleged breaches of fiduciary duty. On January 24, 2007, the Delaware court consolidated the two cases under the caption In re Hewlett-Packard Company Derivative Litigation and subsequently stayed the proceedings, as the parties had reached a tentative settlement. The HP Board of Directors appointed a Special Litigation Committee consisting of independent Board members authorized to investigate, review and evaluate the facts and circumstances asserted in these derivative matters and to determine how HP should proceed in these matters. On December 14, 2007, HP and the plaintiffs in the California and Delaware derivative actions entered into an agreement to settle those lawsuits. Under the terms of the settlement, HP agreed to continue certain corporate governance changes until December 31, 2012 and to pay the plaintiffs' attorneys' fees. The California court granted final approval to the settlement on March 11, 2008 and subsequently granted plaintiffs' counsel's fee application and dismissed the action. On June 12, 2008, the Delaware court granted final approval to the settlement and the plaintiffs' application for attorneys' fees and also dismissed the action. Because neither the dismissal of the California nor the Delaware derivative action was thereafter appealed, both cases are now concluded.

        Electronic Data Systems Corporation Proceedings. In August, 2008, HP completed its acquisition of EDS. Upon completion of the acquisition, HP assumed oversight for all litigation and regulatory matters pending or subsequently commenced against EDS. Those pending matters include, among others, a lawsuit filed on August 17, 2004 by Sky Subscribers Services Limited ("SSSL") and British Sky Broadcasting Limited ("BSkyB") against EDS and EDS Limited (UK) ("EDS UK"), one of EDS's subsidiaries, alleging deceit, negligent misrepresentation and breach of contract. The claims arose out of a customer relationship management project that was awarded to EDS in 2000; the principal objective of the project was to develop a customer call center in Scotland. EDS's main role was as systems integrator. On November 12, 2004, EDS and EDS UK filed their defense and counterclaim denying the claims and seeking damages for monies owed under the contract. The trial of this action

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

commenced on October 15, 2007, and final arguments concluded on July 30, 2008. A decision from the court is expected in October 2008.

        Mercury Interactive Corporation Proceedings. In November 2006, HP completed its acquisition of Mercury. Upon completion of the acquisition, HP assumed oversight for all litigation and regulatory matters pending or subsequently commenced against Mercury. The following Mercury-related litigation and regulatory inquiries currently are pending:

  •
  Prior to the announcement of the acquisition, and beginning on or about August 19, 2005, four securities class action lawsuits were filed against Mercury and certain of its officers and directors on behalf of purchasers of Mercury's stock from October 2003 to November 2005: Archdiocese of Milwaukee Supporting Fund, Inc. v. Mercury Interactive, et al., Johnson v. Mercury Interactive, et al., Munao v. Mercury Interactive, et al., and Public Employees' Retirement System of Mississippi v. Mercury Interactive, et al. These class action lawsuits were consolidated in the United States District Court for the Northern District of California as In re Mercury Interactive Corporation Securities Litigation. The consolidated complaint filed on September 8, 2006, alleges that, during the putative class period of October 17, 2000 through November 1, 2005, the defendants made false or misleading public statements regarding Mercury's business and operations in violation of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder and seeks unspecified monetary damages and other relief. On July 30, 2007, the court granted the defendants' motion to dismiss the consolidated complaint with leave to amend. On October 15, 2007, HP and counsel for the plaintiffs reached an agreement in principle to settle the consolidated class action lawsuit. The agreement, if finalized and approved by the court, provides for HP to pay an aggregate of $117.5 million to administer the settlement, to compensate the class, and to pay attorneys' fees. The court preliminarily approved the settlement on June 2, 2008, and it scheduled a hearing to be held on September 25, 2008, to determine whether to grant final approval to the settlement and dismiss the case.

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

Concluded Litigation, Proceedings and Investigations

        Tandberg Data Corporation v. HP. In January 2006, Exabyte Corporation, which was subsequently acquired by Tandberg Data Corporation, sued HP in the United States District Court for the District of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Litigation and Contingencies (Continued)

Colorado. The plaintiff alleged that a particular HP tape drive infringed a patent that describes an apparatus and method for recovering data from a distorted tape by rewinding and replaying the tape at a slower speed. In June 2006, HP filed counterclaims against the plaintiff, including a claim of patent infringement of one HP patent relating to tape drive technology. Both parties sought injunctive relief and unspecified damages. In May 2008, the parties agreed to settle the matter with HP paying the plaintiff an amount of money that is immaterial to HP and by dismissing the pending lawsuit. An order of dismissal was entered in June 2008.

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

        The liability for environmental remediation and other environmental costs is accrued when it is considered probable and the costs can be reasonably estimated. We have accrued amounts in conjunction with the foregoing environmental issues that we believe were adequate as of July 31, 2008. These accruals were not material to our operations or financial position, and we do not currently anticipate material capital expenditures for environmental control facilities.

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

        HP has reclassified segment operating results for the three and nine months ended July 31, 2007 to conform to certain fiscal 2008 organizational realignments. None of the changes impact HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

        Technology Solutions Group. Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. The server offerings range from entry-level servers to high-end scalable servers, virtualization technologies, rack and tower infrastructure and server and storage management software. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. ProLiant servers are primarily entry-level and mid-range servers, which run principally Windows®(1), Linux operating systems and leverage Intel Corporation and Advanced Micro Devices processors. Business critical Integrity systems include Itanium®(2)-based servers running on HP-UX, Windows®, Linux and OpenVMS operating systems, including the high-end Superdome servers and fault-tolerant Integrity NonStop servers. StorageWorks offerings include entry-level, mid-range and high-end storage area networks, network attached storage, storage management software, and virtualization technologies, as well as tape drives, tape libraries and optical archival storage. HP XP storage is principally enterprise-level storage, EVA and MSA are primarily mid-range storage and entry storage respectively.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

    bring solutions to HP customers. HPS also works with HP's Imaging and Printing Group and Personal Systems Group to provide managed print services, end user workplace services, and mobile workforce productivity solutions to enterprise customers. Technology services provides a range of services, including stand-alone product support and high availability services for complex, global, networked and multi-vendor environments. Technology services also manages the delivery of product warranty support through its own service organization, as well as through authorized partners. Consulting and integration provides services to architect, design and implement technology and industry-specific solutions for customers. Consulting and integration also provides cross-industry solutions in the areas of architecture and governance, infrastructure, applications and packaged applications, security, IT service management, information management and enterprise Microsoft solutions. Outsourcing services offers a variety of IT management and outsourcing services that support customers' infrastructure, applications, business processes, end user workplace, print environment and business continuity and recovery requirements.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, digital entertainment products, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops, thin clients, business notebooks and Tablet PCs. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktops and notebooks, as well as HP Media Center, Touchsmart PC and Voodoo Gaming PCs. Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. Workstations run on UNIX®(3), Windows® and Linux-based operating systems. Handheld computing devices include a series of HP iPAQ handheld computing devices, ranging from Pocket PCs and navigation devices to smartphones and data devices that run on Windows® Mobile software, and include software and support. Handheld computing also offers

(3)
UNIX® is a registered trademark of The Open Group.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

    software and support that provide security and manageability of mobile devices. Digital entertainment products include LCD flat-panel televisions, HD DVD and RW drives and DVD writers.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet systems include desktop single-function and inkjet all-in-one printers, including photo, productivity and business inkjet printers and scanners. Digital imaging products and services include photo specialty printers and accessories, photo kiosks and online photo services through Snapfish. LaserJet systems include monochrome and color laser printers, printer-based MFDs and Total Print Management Solutions for enterprise customers. Graphics and Imaging products include large format (DesignJet) printers, Indigo and Scitex digital presses, digital publishing solutions and graphics printing solutions. Printer supplies include LaserJet toner and inkjet printer cartridges and other printing-related media such as HP-branded Vivera and ColorSphere ink and HP Premium and Premium Plus photo papers.

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

  •
  Corporate Investments is managed by the Office of Strategy and Technology and includes HP Labs, ProCurve and certain business incubation projects. Revenue in this segment is attributable primarily to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions under the brand "ProCurve Networking," and to a lesser extent the licensing of specific HP technology to third parties.

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, stock-based compensation expense related to HP-granted stock awards and certain acquisition-related employee stock options and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, restructuring charges and any associated adjustments related to restructuring actions, as well as certain corporate governance costs.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

        Selected operating results information for each business segment was as follows:

	Three months ended July 31
	Total Net Revenue		Earnings (Loss) from Operations
	2008	2007(1)	2008	2007(1)
	In millions
Enterprise Storage and Servers	$4,741	$4,516	$544	$507
HP Services	4,753	4,165	574	417
HP Software	781	606	122	51

Technology Solutions Group	10,275	9,287	1,240	975

Personal Systems Group	10,254	8,894	587	519
Imaging and Printing Group	6,979	6,751	1,048	981
HP Financial Services	680	582	51	39
Corporate Investments	271	220	26	(5)

Segment total	$28,459	$25,734	$2,952	$2,509

	Nine months ended July 31
	Total Net Revenue		Earnings (Loss) from Operations
	2008	2007(1)	2008	2007(1)
	In millions
Enterprise Storage and Servers	$14,341	$13,531	$1,872	$1,412
HP Services	13,758	12,222	1,571	1,272
HP Software	2,174	1,772	266	76

Technology Solutions Group	30,273	27,525	3,709	2,760

Personal Systems Group	31,116	26,276	1,759	1,350
Imaging and Printing Group	21,882	20,911	3,428	3,221
HP Financial Services	2,007	1,679	141	107
Corporate Investments	719	552	40	(52)

Segment total	$85,997	$76,943	$9,077	$7,386

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended July 31		Nine months ended July 31
	2008	2007	2008	2007
	In millions
Net revenue:
Total segments	$28,459	$25,734	$85,997	$76,943
Elimination of inter-segment net revenue and other	(427)	(357)	(1,236)	(950)

Total HP consolidated net revenue	$28,032	$25,377	$84,761	$75,993

Earnings before taxes:
Total segment earnings from operations	$2,952	$2,509	$9,077	$7,386
Corporate and unallocated costs and eliminations	(85)	(101)	(308)	(242)
Unallocated costs related to stock-based compensation expense	(120)	(114)	(375)	(385)
Amortization of purchased intangible assets	(213)	(183)	(630)	(596)
In-process research and development charges	—	—	(13)	(186)
Restructuring	(5)	5	(19)	(407)
Pension curtailments and pension settlements, net	—	—	—	517
Interest and other, net	23	170	98	391

Total HP consolidated earnings before taxes	$2,552	$2,286	$7,830	$6,478

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended July 31		Nine months ended July 31
	2008	2007(1)	2008	2007(1)
	In millions
Net revenue:
Industry standard servers	$2,874	$2,814	$8,680	$8,321
Business critical systems	829	811	2,603	2,519
Storage	1,038	891	3,058	2,691

Enterprise Storage and Servers	4,741	4,516	14,341	13,531

Technology services	2,394	2,128	6,966	6,310
Outsourcing services	1,456	1,239	4,129	3,568
Consulting and integration	903	798	2,663	2,344

HP Services	4,753	4,165	13,758	12,222

Business technology optimization(2)	642	487	1,783	1,384
Other Software(2)	139	119	391	388

HP Software	781	606	2,174	1,772

Technology Solutions Group	10,275	9,287	30,273	27,525

Notebooks	5,350	4,254	16,387	12,486
Desktops	4,158	3,933	12,480	11,667
Workstations	468	441	1,429	1,248
Handhelds	90	116	281	423
Other	188	150	539	452

Personal Systems Group	10,254	8,894	31,116	26,276

Commercial hardware	1,567	1,658	5,104	4,983
Consumer hardware	861	996	3,015	3,245
Supplies	4,551	4,097	13,762	12,683
Other	—	—	1	—

Imaging and Printing Group	6,979	6,751	21,882	20,911

HP Financial Services	680	582	2,007	1,679
Corporate Investments	271	220	719	552

Total segments	28,459	25,734	85,997	76,943

Eliminations of inter-segment net revenue and other	(427)	(357)	(1,236)	(950)

Total HP consolidated	$28,032	$25,377	$84,761	$75,993

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

(2)
The OpenView business unit was renamed as "Business Technology Optimization" and the OpenCall and Other business unit was renamed as "Other Software" effective in fiscal 2008. The renamed "Other Software" business unit includes primarily the OpenCall and Business Information Optimization products.

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

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium sized businesses, and large enterprises, including the public and education sectors. Our offerings span:

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

        We continue to grow our business organically and through strategic acquisitions. During the first nine months of fiscal 2008, we acquired seven companies, the largest of which was Exstream Software, LLC, which we acquired for approximately $720 million. On August 26, 2008, we completed our acquisition of Electronic Data Systems Corporation ("EDS") for an enterprise value of approximately $13.9 billion. We expect to continue to make strategic acquisitions periodically in the future.

        In terms of how our execution has translated into financial performance, the following provides an overview of our key financial metrics in the third quarter and year to date fiscal 2008:

		TSG
	HP Consolidated	ESS	HPS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Three Months Ended July 31
Net revenue	$28,032	$4,741	$4,753	$781	$10,275	$10,254	$6,979	$680
Year-over-year net revenue % increase	10.5%	5.0%	14.1%	28.9%	10.6%	15.3%	3.4%	16.8%
Earnings from operations	$2,529	$544	$574	$122	$1,240	$587	$1,048	$51
Earnings from operations as a % of net revenue	9.0%	11.5%	12.1%	15.6%	12.1%	5.7%	15.0%	7.5%
Net earnings	$2,027
Net earnings per share
Basic	$0.82
Diluted	$0.80
Nine Months Ended July 31
Net revenue	$84,761	$14,341	$13,758	$2,174	$30,273	$31,116	$21,882	$2,007
Year-over-year net revenue % increase	11.5%	6.0%	12.6%	22.7%	10.0%	18.4%	4.6%	19.5%
Earnings from operations	$7,732	$1,872	$1,571	$266	$3,709	$1,759	$3,428	$141
Earnings from operations as a % of net revenue	9.1%	13.1%	11.4%	12.2%	12.3%	5.7%	15.7%	7.0%
Net earnings	$6,217
Net earnings per share
Basic	$2.49
Diluted	$2.41

        Cash and cash equivalents at July 31, 2008 totaled $14.8 billion, an increase of approximately $3.5 billion from October 31, 2007. The increase for the first nine months of fiscal 2008 was due primarily to $11.3 billion in cash generated from operations, a $2.0 billion net issuance of our debt, and $1.3 billion in proceeds from issuance of common stock under employee stock plans, partially offset by $7.7 billion paid to repurchase our common stock, a $1.7 billion net investment in property, plant and equipment, and $1.5 billion of net cash paid for business acquisitions.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Except for tax accounting policy changes as illustrated in detail below, management believes that there have been no significant changes during the nine months ended July 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007.

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

        We recognize deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using enacted tax rates in effect for the year in which we expect the differences to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we are more likely than not to realize. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, we would increase the valuation allowance and make a corresponding charge to earnings in the period in which we make such a determination. Likewise, if we later determine that we are more likely than not to realize the net deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance. In order for us to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        Updates to recent accounting standards as disclosed in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 are as follows:

        As previously reported in our 2007 Annual Report on Form 10-K, we recognized the funded status of our benefit plans at October 31, 2007 in accordance with the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. We will adopt the measurement provisions of SFAS 158 effective October 31, 2009. We do not expect the adoption of the measurement provisions of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and also issued FSP No. 157-2, "Effective Date of FASB Statement No. 157," which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. Although we will continue to evaluate the application of SFAS 157, we do not currently believe adoption of SFAS 157 will have a material impact on our consolidated results of operations and financial condition

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows companies to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. Although we will continue to evaluate the application of SFAS 159, we do not currently believe adoption will have a material impact on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We continue to evaluate the impact that the adoption of SFAS 141(R) will have on our consolidated results of operations and financial condition, which will be largely dependent on the size and nature of business combinations subject to this statement.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the Securities and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of FSP APB 14-1 on our consolidated results of operations and financial condition.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of earnings per share ("EPS"), and we will need to calculate EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on our calculation of EPS.

        During the first nine months of fiscal 2008, we adopted the following accounting standard:

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

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31				Nine months ended July 31
	2008		2007		2008		2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	% of Revenue
	In millions
Net revenue	$28,032	100.0%	$25,377	100.0%	$84,761	100.0%	$75,993	100.0%
Cost of sales(1)	21,253	75.8%	19,164	75.5%	64,013	75.5%	57,583	75.8%

Gross margin	6,779	24.2%	6,213	24.5%	20,748	24.5%	18,410	24.2%
Research and development	895	3.2%	917	3.6%	2,701	3.2%	2,697	3.5%
Selling, general and administrative	3,137	11.2%	3,002	11.8%	9,653	11.4%	8,954	11.8%
Amortization of purchased intangible assets	213	0.8%	183	0.8%	630	0.8%	596	0.9%
In-process research and development charges	—	—	—	—	13	—	186	0.2%
Restructuring	5	—	(5)	—	19	—	407	0.5%
Pension curtailments and pension settlements, net	—	—	—	—	—	—	(517)	(0.7)%

Earnings from operations	2,529	9.0%	2,116	8.3%	7,732	9.1%	6,087	8.0%
Interest and other, net	23	0.1%	170	0.7%	98	0.1%	391	0.5%

Earnings before taxes	2,552	9.1%	2,286	9.0%	7,830	9.2%	6,478	8.5%
Provision for taxes	525	1.9%	508	2.0%	1,613	1.9%	1,378	1.8%

Net earnings	$2,027	7.2%	$1,778	7.0%	$6,217	7.3%	$5,100	6.7%

(1)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of weighted-average net revenue growth as compared to the prior-year periods were as follows:

	Three months ended July 31, 2008	Nine months ended July 31, 2008
	Percentage Points
Personal Systems Group	5.4	6.4
HP Services	2.3	2.0
Imaging and Printing Group	0.9	1.3
Enterprise Storage and Servers	0.9	1.1
HP Software	0.7	0.5
HP Financial Services	0.4	0.4
Corporate Investments/Other	(0.1)	(0.2)

Total HP	10.5	11.5

        For the three and nine months ended July 31, 2008, net revenue increased 10.5% and 11.5%, respectively, from the prior-year comparable periods and increased 4.7% and 5.7%, respectively, on a constant currency basis. The favorable currency impact was due primarily to the movement of the dollar against the euro for all our major business segments. U.S. net revenue increased 2% to $8.9 billion for the third quarter of fiscal 2008, while international net revenue increased 15% to $19.1 billion. U.S. net revenue increased 2% to $26.1 billion for the first nine months of fiscal 2008, while international net revenue increased 16% to $58.7 billion.

        PSG net revenue increased in the third quarter and first nine months of fiscal 2008 as a result of unit volume increases of 20% and 23%, respectively. The unit volume increases were the result of strong growth in notebooks, with continued strength in emerging markets. The increases were partially offset by declines in average selling prices ("ASPs") in consumer clients and commercial clients of 3% and 7%, respectively, in the third quarter of fiscal 2008 and by 2% and 6%, respectively, in the first nine months of fiscal 2008 as compared to the prior-year periods.

        HPS net revenue in the third quarter and first nine months of fiscal 2008 increased due primarily to favorable currency impacts, revenue increases in technology services due to growth in extended warranty revenue and IT solution support services, revenue increases in outsourcing services driven by existing accounts growth and new business, and revenue increases in consulting and integration associated with base business growth.

        IPG net revenue growth in the third quarter and the first nine months of fiscal 2008 was due primarily to favorable currency impacts and revenue increases in printer supplies as a result of higher unit volumes of supplies. For the third quarter of fiscal 2008, net revenue in commercial and consumer hardware declined. For the first nine months of fiscal 2008, commercial hardware net revenue increased while net revenue in consumer hardware declined.

        ESS net revenue growth in the third quarter and first nine months of fiscal 2008 was the result primarily of favorable currency impacts, strong growth in blade revenue in our industry standard servers business, strong performance in mid-range EVA and entry MSA storage products, and revenue increases from our Integrity servers. The ESS growth was moderated by revenue declines in the PA-RISC product line and the planned phase-out of our Alpha Server product line.

        The net revenue growth in HP Software for the three and nine months ended July 31, 2008 was due primarily to growth in business technology optimization ("BTO"), due in part to our acquisition of Opsware Inc. ("Opsware") in September 2007; increases in support and services contracts; and increases in license revenue.

        The HPFS net revenue increases for the three and nine months ended July 31, 2008 were due primarily to portfolio growth, increased operating lease mix, higher end-of-lease activity, buyouts and used equipment sales.

Gross Margin

        The weighted-average components of the change in gross margin as a percentage of net revenue as compared to the prior-year periods were as follows:

	Three months ended July 31, 2008	Nine months ended July 31, 2008
	Percentage Points
HP Software	0.3	0.2
HP Services	0.2	0.1
Enterprise Storage and Servers	(0.3)	0.1
Imaging and Printing Group	(0.1)	(0.1)
Personal Systems Group	(0.4)	(0.1)
HP Financial Services	—	—
Corporate Investments/Other	—	0.1

Total HP	(0.3)	0.3

        The improvements in HP Software gross margin for the three and nine months ended July 31, 2008 were due primarily to cost savings in our BTO business, cost structure improvements as a result of increased scale in the information management business and, to a lesser extent, a favorable change in the revenue mix driven by higher BTO revenue, which typically has higher gross margins than the remainder of the segment.

        The improvements in HPS gross margin for both the three and nine months ended July 31, 2008 were due primarily to the continued focus on cost structure improvements from delivery efficiencies and overall cost controls.

        For the third quarter of fiscal 2008, ESS gross margin decreased due primarily to discounting and pricing, partially offset by improved cost management. For the first nine months of fiscal 2008, ESS gross margin increased due primarily to improved cost management, improved higher-margin attach rates, and lower component costs in industry standard servers, the effect of which was partially offset by an ongoing mix shift to lower-margin Integrity products within business critical systems.

        IPG gross margin remained flat for the three and nine months ended July 31, 2008 due primarily to higher hardware discounting and component cost increases, offset by favorable supplies mix and less lower-margin hardware mix.

        For the three and nine months ended July 31, 2008, PSG contributed unfavorably to our total company's weighted-average change in gross margin primarily as a result of a decline in ASPs and as PSG's lower-margin business contributed a greater amount to HP's overall segment revenue mix. For the third quarter of fiscal 2008, PSG gross margin decreased due primarily to ASPs declining at a faster pace than component cost declines, partially offset by lower supply chain costs and an increase in higher-margin option attach rates. For the first nine months of fiscal 2008, PSG gross margin increased due primarily to decreases in supply chain costs, combined with improvements in the higher-margin option attach business.

        HPFS's contribution to our total company's weighted-average change in gross margin was flat for both the three and nine months ended July 31, 2008. HPFS gross margin increased slightly for the three months ended July 31, 2008. HPFS gross margin declined for the first nine months ended July 31, 2008 due primarily to higher bad debt expense as a result of additional reserves and lower recoveries, and lower portfolio margins due to an increase in operating leases in the overall lease mix, the effect of which was partially offset by higher margins associated with end-of-lease, remarketing and buyout activity.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense decreased in the third quarter of fiscal 2008 as compared to the same period of fiscal 2007. The decrease in R&D expense in the current quarter was due primarily to effective cost controls, partially offset by additional expenses associated with acquisitions. Total R&D expense increased in the first nine months of fiscal 2008 as compared to the same period in fiscal 2007, due primarily to the unfavorable currency impacts related to the movement of the dollar against the euro and additional expenses related to acquisitions. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in R&D expense for the three and nine months ended July 31, 2008, except for PSG, which remained approximately flat for the first nine months ended July 31, 2008.

  Selling, General and Administrative

        Total selling, general and administrative ("SG&A") expense increased in the third quarter and first nine months of fiscal 2008 due primarily to higher field selling costs as a result of our investments in sales resources, unfavorable currency impacts related to the movement of the dollar against the euro, and additional expenses related to recent acquisitions. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in SG&A expense for the three and nine months ended July 31, 2008, except for IPG, which remained approximately flat for the three months ended July 31, 2008.

  Amortization of Purchased Intangible Assets

        The increases in amortization expense for the three and nine months ended July 31, 2008 as compared to the same periods of fiscal 2007 were due primarily to amortization expenses related to the acquisitions made subsequent to the third quarter of fiscal 2007.

  In-Process Research and Development Charges

        We recorded $13 million of in-process research and development ("IPR&D") charges for the nine months ended July 31, 2008 as compared to $186 million in the prior-year comparable period. IPR&D charges are incurred in connection with our acquisitions.

  Restructuring

        Restructuring charges for the three and nine months ended July 31, 2008 were $5 million and $19 million, respectively. These charges were due primarily to adjustments for severance and facility costs associated with restructuring programs implemented in fiscal years 2005, 2003, 2002 and 2001, as well as in relation to our acquisition of Mercury Interactive Corporation in November 2006.

        Restructuring charges for the three months ended July 31, 2007 resulted in a credit of $5 million. This included a curtailment gain of $16 million related to a reduction in the eligible plan population under our U.S. post-retirement benefit plans stemming from the 2007 U.S. Enhanced Early Retirement program (the "2007 EER"). Such gain was partially offset by a net charge of $11 million related to our 2005, 2003, 2002 and 2001 restructuring programs. Restructuring charges for the nine months ended July 31, 2007 were $407 million. These charges included $379 million of expenses related to severance and other benefit costs associated with those employees who elected to participate in the 2007 EER and a net charge of $28 million relating to adjustments to our fiscal 2005, 2003, 2002 and 2001 restructuring programs.

  Workforce Rebalancing

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first nine months of fiscal 2008. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs through the remainder of fiscal 2008.

  Pension Curtailments and Pension Settlements, Net

        In the first nine months of fiscal 2007, we recognized a net gain on pension curtailments and settlements of $517 million relating primarily to a $542 million curtailment gain associated with a modification to our U.S. defined benefit pension plan. This curtailment gain was offset partially by settlement losses related to our other pension plan design changes.

Interest and Other, Net

        For the three and nine months ended July 31, 2008, interest and other, net decreased by $147 million and $293 million, respectively, compared to the same periods in fiscal 2007. The decreases for both periods resulted primarily from higher currency losses on various balance sheet items and lower interest income as a result of lower interest rates, the effect of which was partially offset by lower interest expense. Additionally, the prior-year period benefited from higher gains from the sale of real estate.

Provision for Taxes

        Our effective tax rate was 20.6% and 22.2% for the three months ended July 31, 2008 and July 31, 2007, respectively, and 20.6% and 21.3% for the nine months ended July 31, 2008 and July 31, 2007, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for such earnings because we plan to reinvest those earnings indefinitely outside the United States.

        In the three and nine months ended July 31, 2008, we recorded discrete items with a net tax benefit of $5 million and $52 million, respectively, decreasing the effective tax rate. These amounts include reductions to net income tax accruals of $72 million and $296 million for the three and nine months ended July 31, 2008, respectively, as a result of settlements with tax authorities regarding certain transfer pricing issues for fiscal years 1993 through 2005. These favorable adjustments in the three and nine months ended July 31, 2008 were offset in part by a tax charge of $44 million for the adjustment to estimated fiscal 2007 tax accruals upon filing the 2007 U.S. federal income tax return, and by net increases of $30 million and $235 million, respectively, to deferred tax liabilities related to earnings outside the United States. We recorded other miscellaneous discrete items that resulted in a net tax benefit of $7 million and $35 million for the three and nine months ended July 31, 2008, respectively.

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

Technology Solutions Group

        ESS, HPS and HP Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Enterprise Storage and Servers

	Three months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$4,741	$4,516	5.0%
Earnings from operations	$544	$507	7.3%
Earnings from operations as a % of net revenue	11.5%	11.2%

	Nine months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$14,341	$13,531	6.0%
Earnings from operations	$1,872	$1,412	32.6%
Earnings from operations as a % of net revenue	13.1%	10.4%

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended July 31, 2008	Nine months ended July 31, 2008
	Percentage Points
Storage	3.3	2.7
Industry standard servers	1.3	2.7
Business critical systems	0.4	0.6

Total ESS	5.0	6.0

        ESS net revenue increased 5.0% (decreased 0.3% when adjusted for currency) and increased 6.0% (increased 0.3% when adjusted for currency) for the third quarter and first nine months of fiscal 2008, respectively, as compared to the same periods in fiscal 2007. Industry standard servers net revenue increased by 2% and 4% for the third quarter and first nine months of fiscal 2008, respectively, compared to the prior-year periods. Blade servers continued to be the key driver of growth. Strong revenue growth in the industry standard servers business was tempered by erosion of average unit prices driven by market movement to the low-end product lines and by competition. Storage net revenue increased 16% and 14% for the third quarter and first nine months of fiscal 2008, respectively, compared to the prior-year periods, with strong performance in mid-range EVA and entry MSA products within the Storage Area Networks, in media within the tape business, in storage blades and in storage software. Business critical systems net revenue increased 2% and 3% for the third quarter and first nine months of fiscal 2008, respectively, as compared to the same periods in the prior year. The increases for both periods were due primarily to strong net revenue growth in our Integrity servers, which grew 18% and 30% for the third quarter and the first nine months of fiscal 2008, respectively. Integrity servers revenue represented 78% of the business critical systems revenue mix in the third quarter of fiscal 2008 and 77% in the first nine months of fiscal 2008, up from 67% and 61%, respectively, in the same periods in the prior year. The increases were partially offset by revenue declines in the PA-RISC product line and the planned phase-out of our Alpha Server product line. The contribution of Integrity server revenue to the business critical systems revenue mix is currently within the range expected in future periods. Integrity servers revenue in the first nine months of fiscal 2008 also included revenue from Montvale-based Integrity servers, which were first shipped in the first quarter of fiscal 2008.

        ESS earnings from operations as a percentage of net revenue for the third quarter and first nine months of fiscal 2008 increased by 0.3 and 2.7 percentage points, respectively, compared to the prior-year periods, due to decreases in operating expenses as a percentage of net revenue. Gross margin in the third quarter of fiscal 2008 decreased primarily due to discounting and pricing, partially offset by improved cost management. The increase in gross margin in the first nine months of fiscal 2008 was driven primarily by improved cost management, improved higher-margin attach rates and lower component costs in industry standard servers, the effect of which was partially offset by ongoing mix shift to lower-margin Integrity products within business critical systems. The decreases in operating expenses as a percentage of net revenue for the third quarter and first nine months of fiscal 2008 were due primarily to continued cost structure improvements.

HP Services

	Three months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$4,753	$4,165	14.1%
Earnings from operations	$574	$417	37.6%
Earnings from operations as a % of net revenue	12.1%	10.0%

	Nine months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$13,758	$12,222	12.6%
Earnings from operations	$1,571	$1,272	23.5%
Earnings from operations as a % of net revenue	11.4%	10.4%

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended July 31, 2008	Nine months ended July 31, 2008
	Percentage Points
Technology services	6.4	5.4
Outsourcing services	5.2	4.6
Consulting and integration	2.5	2.6

Total HPS	14.1	12.6

        HPS net revenue increased 14.1% (6.2% when adjusted for currency) and 12.6% (5.5% when adjusted for currency) for the three and nine months ended July 31, 2008, respectively, as compared to the same periods in fiscal 2007. Net revenue in technology services increased 13% and 10% for the third quarter and the first nine months of fiscal 2008, respectively, as compared to the same periods in fiscal 2007, due primarily to growth in extended warranty revenue and IT solution support services and favorable currency impacts, the effect of which was partially offset by pricing pressures. During the three and nine months ended July 31, 2008, outsourcing services net revenue grew 18% and 16%, respectively, from the same periods in fiscal 2007, due primarily to existing account growth, favorable currency impacts and new business, the effect of which was partially offset by installed base revenue erosion and pricing pressures. Net revenue in consulting and integration increased 13% and 14%, respectively, from the same periods in fiscal 2007, due primarily to favorable currency impacts and base business growth.

        HPS earnings from operations as a percentage of net revenue increased by 2.1 and 1.0 percentage points for the three and nine months ended July 31, 2008, respectively. The operating margin increase was the result of a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase was due primarily to the continued focus on cost structure improvements from delivery efficiencies and overall cost controls. The decreases in operating expenses as a percentage of net revenue for both periods were due primarily to continued efficiency improvements in our operating expense structure. For the three and nine months ended July 31, 2008, technology services operating margin continued to benefit from improved delivery efficiencies and cost controls, partially offset by price erosion and the impact of the ongoing portfolio mix shift from higher-margin proprietary support to lower-margin areas such as IT solution services. Outsourcing services operating margin increased in the third quarter and the first nine months of fiscal 2008 as compared to the corresponding periods in fiscal 2007, due primarily to existing account growth, operating efficiencies and cost controls, the effect of which was partially offset by installed base erosion and pricing pressures. For the three and nine months ended July 31, 2008, consulting and integration operating margin decreased due primarily to increased customer project costs partially offset by base business growth.

HP Software

	Three months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$781	$606	28.9%
Earnings from operations	$122	$51	139.2%
Earnings from operations as a % of net revenue	15.6%	8.4%

	Nine months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$2,174	$1,772	22.7%
Earnings from operations	$266	$76	250.0%
Earnings from operations as a % of net revenue	12.2%	4.3%

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended July 31, 2008	Nine months ended July 31, 2008
	Percentage Points
Business technology optimization(1)	25.6	22.5
Other Software(1)	3.3	0.2

Total HP Software	28.9	22.7

(1)
Effective in fiscal 2008 the OpenView business unit was renamed "Business Technology Optimization" ("BTO") and the OpenCall and Other business unit was renamed "Other Software." The renamed "Other Software" business unit includes primarily OpenCall and Business Information Optimization products.

        HP Software net revenue increased 28.9% (22.3% when adjusted for currency) and increased 22.7% (16.4% when adjusted for currency) for the three and nine months ended July 31, 2008, respectively, as compared to the same periods in fiscal 2007. Net revenue from BTO increased 32% and 29% for the third quarter and the first nine months of fiscal 2008, respectively, as compared to the same periods in fiscal 2007. BTO net revenue growth for both periods was driven by the Opsware acquisition, increases in support and services contracts and increases in license revenue. Net revenue from Other Software increased 17% and 1% for the third quarter and the first nine months of fiscal 2008, respectively, as compared to the same periods in fiscal 2007. The growth in Other Software net revenue for both periods was due primarily to our acquisition of Tower Software in May 2008 and the growth in the information management business, partially offset by a decline in OpenCall net revenue resulting from the competitive environment following industry consolidation and the transfer of associated hardware revenues to ESS.

        HP Software earnings from operations as a percentage of net revenue increased by 7.2 and 7.9 percentage points for the three and nine months ended July 31, 2008, respectively, as compared to the same periods in fiscal 2007. The operating margin improvements for both periods were the result of a combination of increases in gross margins and decreases in operating expenses as a percentage of net revenue. The increases in gross margins for the three and nine months ended July 31, 2008 were due primarily to cost savings in the BTO business, cost structure improvements as a result of increased scale in the information management business and, to a lesser extent, a favorable change in the revenue mix driven by higher revenue from the BTO business, which typically has higher gross margins than the remainder of the segment. The gross margin increase in the current quarter was also driven by the improved OpenCall margins resulting primarily from product mix. The decreases in operating expenses as a percentage of net revenue for the three and nine months ended July 31, 2008 were due primarily to continued cost controls, the effect of which was partially offset by increased field selling costs driven by sales force investments.

Personal Systems Group

	Three months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$10,254	$8,894	15.3%
Earnings from operations	$587	$519	13.1%
Earnings from operations as a % of net revenue	5.7%	5.8%

	Nine months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$31,116	$26,276	18.4%
Earnings from operations	$1,759	$1,350	30.3%
Earnings from operations as a % of net revenue	5.7%	5.1%

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended July 31, 2008	Nine months ended July 31, 2008
	Percentage Points
Notebook PCs	12.3	14.9
Desktop PCs	2.6	3.1
Workstations	0.3	0.7
Other	0.4	0.3
Handhelds	(0.3)	(0.6)

Total PSG	15.3	18.4

        PSG net revenue increased 15.3% (9.7% when adjusted for currency) and increased 18.4% (12.3% when adjusted for currency) for the third quarter and first nine months of fiscal 2008, respectively, as compared to the same periods in fiscal 2007. Unit volumes increased by 20% and 23% for the third quarter and first nine months of fiscal 2008, respectively, as compared to the same periods in fiscal 2007. The unit volume increases for both periods were the result of strong growth in notebooks, with continued strength in emerging markets. For the third quarter and first nine months of fiscal 2008, net revenue for notebook PCs increased 26% and 31%, respectively. Desktop PC net revenue increased 6% and 7% for the third quarter and first nine months of fiscal 2008, respectively. For the third quarter and first nine months of fiscal 2008, net revenue for consumer clients increased 17% and 21%, respectively, while net revenue for commercial clients increased 15% and 18%, respectively, from the prior-year periods. The net revenue increase in Other PSG for both periods was related primarily to increased sales of extended warranties and third-party branded options. The revenue increases were partially offset by a decrease in handhelds due to a decline in the Personal Digital Assistant product market, coupled with a transition of our products within converged devices. For the third quarter of fiscal 2008, the PSG unit volume increase was moderated by ASP declines of 3% in consumer client and 7% in commercial client. For the first nine months of fiscal 2008, consumer client ASPs declined 2% while commercial client ASPs declined 6%. ASPs declined from the prior-year periods as a result of price erosion related to component cost reductions and a competitive pricing environment, the effect of which was partially offset by an increased notebook mix and improved attach rates for monitors and other options.

        PSG earnings from operations as a percentage of net revenue decreased by 0.1 percentage points for the third quarter of fiscal 2008 and increased by 0.6 percentage points for the first nine months of fiscal 2008 compared to the same periods in fiscal 2007. The decrease for the third quarter of fiscal 2008 was due primarily to a decrease in gross margin, which was partially offset by a decline in operating expenses as a percentage of net revenue. The decline in gross margin was the result primarily of ASPs declining at a faster pace than component costs, which was partially offset by lower supply chain costs and an increase in higher-margin option attach rates. The decline in operating expenses as a percentage of net revenue was the result of higher revenue and continued cost controls. For the first nine months of fiscal 2008, an increase in gross margin combined with flat operating expenses as a percentage of net revenue contributed to the improvement in earnings from operations. The improvement in gross margin was primarily the result of decreases in supply chain costs combined with improvements in the higher-margin option attach business.

Imaging and Printing Group

	Three months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$6,979	$6,751	3.4%
Earnings from operations	$1,048	$981	6.8%
Earnings from operations as a % of net revenue	15.0%	14.5%

	Nine months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$21,882	$20,911	4.6%
Earnings from operations	$3,428	$3,221	6.4%
Earnings from operations as a % of net revenue	15.7%	15.4%

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended July 31, 2008	Nine months ended July 31, 2008
	Percentage Points
Supplies	6.7	5.1
Commercial hardware	(1.3)	0.6
Consumer hardware	(2.0)	(1.1)

Total IPG	3.4	4.6

        IPG net revenue increased 3.4% (decreased 1.8% when adjusted for currency) and increased 4.6% (decreased 0.1% when adjusted for currency) for the three and nine months ended July 31, 2008, respectively, as compared to the same periods in fiscal 2007. The growth in printer supplies net revenue in the current quarter was due to favorable pricing, higher unit volumes of supplies and installed base growth associated with color-related products. The growth in printer supplies net revenue for the first nine months of fiscal 2008 reflected higher unit volumes of supplies as a result of the strong performance of color-related products. The decrease in commercial hardware net revenue for the current quarter was due primarily to a slowing economy and competitive pricing pressures, partially offset by growth in large format printing products and additional revenue from recent acquisitions. The increase in commercial hardware net revenue for the first nine months ended July 31, 2008 was attributable mainly to unit volume growth in multifunction printers, color laser printers and large format printing products and additional revenue from recent acquisitions. The decrease in consumer hardware net revenue for the three and nine months ended July 31, 2008 were due primarily to discontinued sales of cameras, competitive pricing pressures and slower growth in the overall consumer printing market. The consumer hardware was impacted by the continued shift in demand to lower-priced products and strategic pricing decisions, which caused average revenue per unit to decline for the current quarter.

        For the three and nine months ended July 31, 2008, IPG earnings from operations as a percentage of net revenue increased 0.5 and 0.3 percentage points, respectively, as compared to the same periods in fiscal 2007. The operating margin increases for both periods were due to lower operating expenses as a percentage of net revenue. For the three and nine months ended July 31, 2008, gross margins remained flat due primarily to higher hardware discounting and component cost increases, the effect of which was offset by favorable supplies mix and a reduction in the lower-margin hardware mix. For the three and nine months ended July 31, 2008, the decreases in operating expenses as a percentage of net revenue were due primarily to higher revenue and cost savings in marketing, research and development expenses, the effect of which was partially offset by increased investments in our enterprise printing sales force.

HP Financial Services

	Three months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$680	$582	16.8%
Earnings from operations	$51	$39	30.8%
Earnings from operations as a % of net revenue	7.5%	6.7%

	Nine months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$2,007	$1,679	19.5%
Earnings from operations	$141	$107	31.8%
Earnings from operations as a % of net revenue	7.0%	6.4%

        For the three and nine months ended July 31, 2008, HPFS net revenue increased by 16.8% and 19.5%, respectively, as compared to the prior-year comparable period. The net revenue increase was due primarily to portfolio growth, increased operating lease mix, higher end-of-lease activity, buyouts and used equipment sales.

        Earnings from operations as a percentage of net revenue increased 0.8 and 0.6 percentage points for the three and nine months ended July 31, 2008, respectively. For the three months ended July 31, 2008, the increase consisted of a 0.7 percentage point decrease in operating expenses as a percent of revenue and a 0.1 percentage point increase in gross margin. For the nine months ended July 31, 2008, the increase consisted of a 0.9 percentage point decrease in operating expenses as a percentage of revenue partially offset by a 0.3 percentage point decrease in gross margin. The expense percentage decline was driven by a higher rate of increase in revenues relative to operating expenses. For the nine months ended July 31, 2008, the gross margin decline was due primarily to higher bad debt expense as a result of additional reserves and lower recoveries, and lower portfolio margins due to an increase in operating leases in the overall lease mix, the effect of which was partially offset by higher margins associated with end-of-lease, remarketing and buyout activity.

Financing Originations

	Three months ended July 31		Nine months ended July 31
	2008	2007	2008	2007
	In millions
Total financing originations	$1,241	$1,075	$3,423	$3,058

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and include intercompany activity, increased 15% and 12% in the third quarter and first nine months of fiscal 2008, respectively, compared to the same period in fiscal 2007. The increase was driven by higher financing associated with HP product sales and a favorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	July 31, 2008	October 31, 2007
	In millions
Portfolio assets(1)	$8,859	$8,415

Allowance for doubtful accounts(2)	93	84
Operating lease equipment reserve	60	49

Total reserves	153	133

Net portfolio assets	$8,706	$8,282

Reserve coverage	1.7%	1.6%
Debt to equity ratio(3)	6.4x	6.0x

(1)
Portfolio assets include gross financing receivables of approximately $5.5 billion at July 31, 2008 and $5.4 billion at October 31, 2007 and net equipment under operating leases of $2.1 billion at July 31, 2008 and $1.8 billion at October 31, 2007, as disclosed in Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $600 million at July 31, 2008 and $500 million at October 31, 2007, and intercompany leases of approximately $700 million at both July 31, 2008 and October 31, 2007, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Portfolio assets at July 31, 2008 increased 5% from October 31, 2007. The increase resulted from a high level of financing originations in the first nine months of fiscal 2008 and a favorable currency impact.

  Rollforward of Reserves:

	October 31, 2007	Additions to allowance	Deductions, net of recoveries	July 31, 2008
	In millions
Allowance for doubtful accounts	$84	$29	$(20)	$93
Operating lease equipment reserve	49	18	(7)	60

Total reserve	$133	$47	$(27)	$153

Corporate Investments

	Three months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$271	$220	23.2%
Earnings (loss) from operations	$26	$(5)	n/a
Earnings (loss) from operations as a % of net revenue	9.6%	(2.3)%

	Nine months ended July 31
	2008	2007	% Increase
	In millions
Net revenue	$719	$552	30.3%
Earnings (loss) from operations	$40	$(52)	n/a
Earnings (loss) from operations as a % of net revenue	5.6%	(9.4)%

        The majority of the net revenue in Corporate Investments relates to network infrastructure products sold under the brand "ProCurve Networking." For the three and nine months ended July 31, 2008, revenue from network infrastructure products increased 23% and 30%, respectively, compared to the same periods in fiscal 2007 as the result of continued increased sales of enterprise class gigabit and 10 gigabit Ethernet switch products.

        Corporate Investments reported earnings from operations for the third quarter and first nine months of fiscal 2008 compared to losses in the same periods in fiscal 2007 due primarily to strong earnings from operations generated by network infrastructure products and lower expenses related to HP Labs.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Nine months ended July 31
	2008	2007
	In millions
Net cash provided by operating activities	$11,315	$6,006
Net cash used in investing activities	(3,047)	(6,250)
Net cash used in financing activities	(4,778)	(3,706)

Net increase (decrease) in cash and cash equivalents	$3,490	$(3,950)

Operating Activities

        Net cash provided by operating activities increased by approximately $5.3 billion for the nine months ended July 31, 2008 as compared to the corresponding period in fiscal 2007. The increase was due primarily to higher net cash earnings and increased accounts payable and, to a lesser degree, improvements on a year-over-year basis, in accounts receivable and inventory.

Investing Activities

        Net cash used in investing activities decreased by approximately $3.2 billion for the nine months ended July 31, 2008 as compared to the corresponding period in fiscal 2007 due primarily to lower cash paid for acquisitions.

Financing Activities

        Net cash used in financing activities increased by approximately $1.1 billion for the nine months ended July 31, 2008 as compared to the corresponding period in fiscal 2007 due primarily to lower issuances of debt and lower proceeds from our common stock issued under employee stock plans, the effect of which was partially offset by decreased repurchases of our common stock.

Common Stock Repurchases

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 171 million shares for approximately $7.7 billion in the first nine months of fiscal 2008. We completed share repurchases of approximately 167 million shares for approximately $7.0 billion in the first nine months of fiscal 2007.

        In addition to the above transactions, we entered into an Accelerated Share Repurchase program (the "ASR Program") with a third-party investment bank during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, we purchased 40 million shares of our common stock from a third-party investment bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). We decreased our shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to us included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of our shares during the averaging period was approximately $90 million less than the Purchase Price. In June 2007, we received approximately 2 million additional shares purchased by the investment bank in the open market with a value approximately equal to $90 million. We reduced our shares outstanding upon receipt of those shares.

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. On November 19, 2007, our Board of Directors authorized an additional $8.0 billion for future repurchases. As of July 31, 2008, we had remaining authorization of approximately $3.0 billion for future share repurchases. For more information on our share repurchases, see Note 12 to the Consolidated Condensed financial Statements in Item 1, which is incorporated herein by reference.

Key Performance Metrics

	Three months ended
	July 31, 2008	October 31, 2007
Days of sales outstanding in accounts receivable	44	43
Days of supply in inventory	35	34
Days of purchases outstanding in accounts payable	(59)	(50)

Cash conversion cycle	20	27

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

        The slight increase in DSO was due primarily to a higher accounts receivable balance resulting from the timing of revenue during the three months ended July 31, 2008 compared to the three months ended October 31, 2007, and extended payment terms to certain customers. The slight increase in DOS in inventory was due primarily to a higher inventory balance as a result of strategic buys. The increase in DPO was due primarily to a higher accounts payable balance resulting from better accounts payable management and increased purchasing activity in the last month of the quarter. These changes contributed to the decrease in the cash conversion cycle for the third quarter ended July 31, 2008 compared to the fourth quarter ended October 31, 2007.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and the overall cost of capital. Outstanding debt increased to $10.2 billion as of July 31, 2008 as compared to $8.2 billion as of October 31, 2007, bearing weighted-average interest rates of 3.8% and 5.2%, respectively. Short-term borrowings increased to $3.6 billion at July 31, 2008 from $3.2 billion at October 31, 2007. The increase in short-term borrowings was due primarily to the reclassification from long-term to short-term debt relating to the $1.0 billion U.S. Dollar Global Notes that will mature in June 2009. The increase was offset partially by the payment of $676 million relating to maturing notes including the $500 million U.S. Dollar Global Notes that matured in March 2008. During the first nine months of fiscal 2008, we issued $9.2 billion and repaid $9.2 billion of commercial paper. As of July 31, 2008, we had $0.4 million in total borrowings collateralized by certain financing receivable assets.

        The majority of our outstanding debt is related to HPFS. We issue debt in order to finance HPFS and as needed for other purposes, including acquisitions. HPFS has a business model that is asset-intensive in nature and therefore we fund HPFS more by debt than we fund our other business segments. At July 31, 2008, HPFS had approximately $8.7 billion in net portfolio assets, which included short and long-term financing receivables and operating lease assets.

        We have the following resources available to obtain short-term or long-term financings if we need additional liquidity:

		At July 31, 2008
	Original amount Available
		Used		Available
	In millions
2002 Shelf Registration Statement(2)
Debt, U.S. global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000		$1,000
Euro Medium-Term Notes	3,000	—		3,000
Uncommitted lines of credit	2,500	1,100	(1)	1,400
Commercial paper programs
U.S.	16,000	1,905		14,095
Euro	500	188		312

	$25,000	$5,193		$19,807

(1)
Approximately $124 million of this amount was recorded as debt as of July 31, 2008; the remaining amount was used to satisfy business operational requirements.

(2)
We will be unable to issue any additional securities under the 2002 Shelf Registration Statement after December 1, 2008.

        In addition to the financing resources listed above, we had additional borrowing resources and activities as described below.

        In May 2006, we filed a shelf registration statement (the "2006 Shelf Registration Statement") with the SEC to enable us to offer and sell, from time to time, in one or more offerings, debt securities, common stock, preferred stock, depositary shares and warrants. As of July 31, 2008, we had $7.0 billion of global notes issued under the 2006 Shelf Registration Statement. The global notes included $600 million of notes due March 2012 with a floating interest rate equal to the three-month USD LIBOR plus 0.11% per annum, $900 million of notes due March 2012 with a fixed interest rate of 5.25% per annum, $500 million of notes due March 2017 with a fixed interest rate of 5.40% per annum, $1.0 billion of notes due June 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.01% per annum, $1.0 billion of notes due June 2010 with a floating interest rate equal to the three-month USD LIBOR plus 0.06% per annum, $750 million of notes due September 2009 with a floating interest rate equal to the three-month USD LIBOR plus 0.40% per annum, $1.5 billion of notes due March 2013 with a fixed interest rate of 4.5% per annum, and $750 million of notes due March 2018 with a fixed interest rate of 5.5% per annum.

        We have a $3.0 billion U.S. credit facility expiring in May 2012. In February and July 2008, we entered into additional 364-day credit facilities of $3.0 billion and $8.0 billion, respectively. The credit facilities are senior unsecured committed borrowing arrangements that we put in place primarily to support our U.S. commercial paper program. Under the terms of the July 2008 $8.0 billion 364-day credit facility, the amount of credit available will decline in an amount equal to the proceeds of any future issuance of long-term debt by us. In May 2008, our Board of Directors approved increasing the capacity of the U.S. commercial paper program by $10.0 billion to $16.0 billion. Our ability to have a U.S. commercial paper outstanding balance that exceeds the $14.0 billion supported by our credit facilities is subject to a number of factors, including liquidity conditions and business performance.

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

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $724 million as of July 31, 2008. We sold approximately $2.1 billion of trade receivables during the first nine months of fiscal 2008. As of July 31, 2008, there was approximately $364 million available under these programs.

Contractual Obligations

        At July 31, 2008, our unconditional purchase obligations are approximately $4.4 billion, compared with $2.0 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

        In addition to the above, at July 31, 2008, we had approximately $1.2 billion of recorded FIN 48 liabilities and related interest and penalties. Of this liability amount, approximately $295 million is expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. The $1.2 billion of FIN 48 liabilities and related interest and penalties will be partially offset by $340 million of deferred tax assets and interest receivable.

Funding Commitments

        We previously disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2007 that we expected to contribute approximately $145 million to our pension plans and approximately $15 million to cover benefit payments to U.S. non-qualified plan participants in fiscal 2008. We also noted that we expected to pay approximately $80 million to cover benefit claims for our post-retirement benefit plans in fiscal 2008. As of July 31, 2008, we have made approximately $80 million of contributions to non-U.S. pension plans, paid $3 million to cover benefit payments to U.S. non-qualified plan participants, and paid $39 million to cover benefit claims under post-retirement benefit plans. We presently anticipate making additional contributions of between $20 million and $30 million to our pension plans, of which approximately $4 million is for U.S. non-qualified plan participants, and expect to pay approximately $20 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2008. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $122 million, which we recorded on our Consolidated Condensed Balance Sheet at July 31, 2008. We expect to make cash payments of approximately $68 million within one year and the remaining amount through 2018.

Pending and Subsequent Acquisitions

        On August 26, 2008, we completed the acquisition of EDS for a purchase price of $25.00 per share or an enterprise value of approximately $13.9 billion. EDS is a leading global technology services company delivering a broad portfolio of information technology and business process outsourcing services to clients in the manufacturing, financial services, healthcare, communications, energy, transportation, and consumer and retail industries and to governments around the world. We paid the purchase price utilizing both cash from operations and cash generated from the issuance of commercial paper under our existing commercial paper programs. We expect to replace some of the commercial paper with issuances of term debt securities. Based on affirmations of our current credit ratings publicly issued by the three independent rating agencies that rated our debt in May 2008, we do not expect the increase in our debt levels to adversely affect our credit ratings.

        In August 2008, we agreed to acquire Colubris Networks, Inc., a privately-held global provider of intelligent wireless networks for enterprises and service providers. The acquisition is subject to certain closing conditions and is expected to be completed by the end of our 2008 fiscal year. Following the close of the acquisition, we plan to integrate the Colubris product line into our ProCurve Networking product portfolio.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2008, we are not involved in any material unconsolidated SPEs.

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

        Sales outside the United States make up approximately 68% of our net revenue. Our future revenue, gross margin, expenses and financial condition also could suffer due to a variety of international factors, including:

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

        As approximately 68% of our sales are from countries outside of the United States, other currencies, particularly the euro and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

        As part of our business strategy, we frequently acquire complementary companies or businesses, divest non-core businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete business combination and investment transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. Integration and other risks associated with business combination and investment transactions can be more pronounced for larger and more complicated transactions, such as our recently completed acquisition of EDS, or if multiple transactions are integrated simultaneously. If we fail to identify and complete successfully business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

        In August 2008, we completed our acquisition of EDS, a leading global technology services company delivering a broad portfolio of information technology and business process outsourcing services, and we are in the process of integrating EDS into our company. The size of the acquisition of EDS increases both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of the EDS acquisition.

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

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. In addition, we may borrow to finance an acquisition, including borrowing to replace the short-term borrowings used to finance our recently completed acquisition of EDS. Although our current credit ratings have been affirmed by the three independent rating agencies taking into account the borrowing relating to the EDS acquisition, the amount and terms of any potential future acquisition-related borrowings, as well as other factors, could affect our liquidity and financial condition and potentially our credit ratings. Any potential prior or future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and cost of borrowing and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

We cannot predict the outcome of various regulatory inquiries arising out of the processes employed in the investigation into leaks of HP confidential information to members of the media, and we may be named in additional regulatory inquiries and stockholder litigation, all of which could result in significant legal and other expenses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1
(May 2008)	17,098,360	$46.33	17,098,360	$3,753,377,204
Month #2
(June 2008)	7,522,179	$46.52	7,522,179	$3,403,410,166
Month #3
(July 2008)	9,234,140	$44.29	9,234,140	$2,994,398,070

Total	33,854,679	$45.82	33,854,679

        HP repurchased shares in the third quarter of fiscal 2008 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the third quarter of fiscal 2008 were purchased in open market transactions.

        As of July 31, 2008, HP had remaining authorization of approximately $3.0 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on November 19, 2007.

Item 6. Exhibits.

        The Exhibit Index beginning on page 87 of this report sets forth a list of exhibits.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)
Date: September 4, 2008

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.	8-K/A	001-04423	2.1	May 13, 2008
2(b)	Amendment No. 1 to Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.	8-K	001-04423	2.1	July 25, 2008
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective July 24, 2008.	8-K	001-04423	3.1	July 24, 2008
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007
4(h)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(i)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(b)	June 8, 2007
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(a)(a)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(m)(m)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(p)(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(q)(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(r)(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(s)(s)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(t)(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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