Form 10-K
period 2008-10-31
HEWLETT PACKARD CO
filed 2008-12-18
CIK 47217

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: October 31, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-4423

HEWLETT-PACKARD COMPANY
(Exact name of registrant as specified in its charter)

Delaware	94-1081436
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
3000 Hanover Street, Palo Alto, California	94304
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (650) 857-1501

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates was $114,540,461,000 based on the last sale price of common stock on April 30, 2008.

          The number of shares of HP common stock outstanding as of November 30, 2008 was 2,416,201,335 shares.

DOCUMENTS INCORPORATED BY REFERENCE DOCUMENT DESCRIPTION	10-K PART
Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of October 31, 2008 are incorporated by reference into Part III of this Report.	III

Hewlett-Packard Company

Form 10-K

For the Fiscal Year Ended October 31, 2008

Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases, acquisition synergies, currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring and integration plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by HP and its customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of cost reduction programs and restructuring and integration plans; the possibility that the expected benefits of business combination transactions may not materialize as expected; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Risk Factors" in Item 1A of this report, and that are otherwise described or updated from time to time in HP's Securities and Exchange Commission reports. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I

ITEM 1. Business.

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs") and large enterprises, including the public and education sectors. Our offerings span:

  •
  personal computing and other access devices,

  •
  imaging and printing-related products and services,

  •
  enterprise information technology infrastructure, including enterprise storage and server technology and software that optimizes business technology investments, and

  •
  multi-vendor customer services, including technology support and maintenance, consulting and integration and outsourcing services, as well as application services and business process outsourcing.

        HP was incorporated in 1947 under the laws of the State of California as the successor to a partnership founded in 1939 by William R. Hewlett and David Packard. Effective in May 1998, we changed our state of incorporation from California to Delaware.

HP Products and Services; Segment Information

        During fiscal 2008, our operations were organized into seven business segments: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS") and Corporate Investments. In the fourth quarter of 2008, we added the business operations that we acquired through our acquisition of Electronic Data Systems Corporation ("EDS") as a business unit within HPS for financial reporting purposes. ESS, HPS and HP Software are reported collectively as a broader Technology Solutions Group ("TSG"). While TSG is not a business segment, this aggregation provides a supplementary view of our business. In each of the past three fiscal years, notebooks, desktops and printing supplies each accounted for more than 10% of our consolidated net revenue.

        A summary of our net revenue, earnings from operations and assets for our segments and business units is found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of factors potentially affecting our operations is set forth in "Risk Factors" in Item 1A, which is incorporated herein by reference.

Technology Solutions Group

        TSG provides servers, storage, software and information technology ("IT") services that enable enterprise and midmarket business customers to better manage their current IT environments and transform IT into a business enabler. TSG products help accelerate growth, minimize risk and reduce costs to optimize the business outcomes of customers' IT investments. Companies around the globe leverage HP's infrastructure solutions to deploy next generation data centers and address business challenges ranging from compliance to business continuity. TSG's modular IT systems and services are primarily standards-based and feature differentiated technologies in areas including power and cooling, unified management, security, virtualization and automation. Each of the three financial reporting segments within TSG is described in detail below.

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

         Industry Standard Servers.    Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily Windows®,(1) Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines that include pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. In fiscal 2008, HP's industry standard server business continued to lead the industry in terms of units shipped and factory revenue. HP also has a leadership position in server blades, the fastest-growing segment of the market.

         Business Critical Systems.    Business critical systems include Itanium®(2)-based Integrity servers running on the HP-UX, Windows®, Linux, OpenVMS and NonStop operating systems, including the high-end Superdome servers and fault-tolerant Integrity NonStop servers. Business critical systems also include the Reduced Instruction Set Computing ("RISC")-based servers with the HP 9000 line running on the HP-UX operating system, HP AlphaServers running on both Tru64 UNIX®(3) and OpenVMS, and MIPs-based NonStop servers. During 2008, we continued to transition all Business critical systems platforms to Itanium-based servers.

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

HP Services

        HPS provides a portfolio of multi-vendor IT services, including technology services, consulting and integration and outsourcing services. HPS also offers a variety of services tailored to particular industries such as communications, media and entertainment, manufacturing and distribution, financial services, health and life sciences and the public sector, including government services. HPS collaborates with the Enterprise Storage and Servers and HP Software groups, as well as with third-party system integrators and software and networking companies to bring solutions to HP customers. HPS also works with IPG and PSG to provide managed print services, end user workplace services, and mobile workforce productivity solutions to enterprise customers. The business operations that we acquired through our acquisition of EDS were added to those of HPS for financial reporting purposes in the fourth quarter of 2008.

         Technology Services.    HPS provides a range of technology services from standalone product support to high-availability services for complex, global, networked, multi-vendor environments. This business also manages the delivery of product warranty support through its own service organization, as well as through authorized partners.

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

         Outsourcing Services.    HPS offers a variety of IT management and outsourcing services that support customers' infrastructure, applications, business processes, end user workplaces, print environments and business continuity and recovery requirements.

         EDS.    The business operations that we acquired through our acquisition of EDS were added as a new business unit within HPS for financial reporting purposes in the fourth quarter of 2008. EDS provides information technology, applications, and business process outsourcing services to commercial customers mainly in the manufacturing, financial services, healthcare, communications, energy, transportation, and consumer and retail industries and to governments around the world.

HP Software

        HP Software is a leading provider of enterprise and service provider software and services. Our portfolio consists of:

         Enterprise IT Management Software.    Enterprise IT management software solutions, including support and professional services, allow customers to manage their IT infrastructure, operations, applications, IT services and business processes. These solutions also include tools to automate data center operations and IT processes. We market these solutions as the HP Business Technology Optimization suite of products and services. We deliver these solutions in the form of traditional software licenses and, in some cases, via the Software as a Service (SaaS) distribution model.

         Information Management and Business Intelligence Solutions.    Information management and business intelligence solutions include our enterprise data warehousing, information business continuity, data availability, compliance and e-discovery products that enable our customers to extract more value from their structured and unstructured data and information. These solutions include the enterprise records management software that we acquired through our acquisition of Tower Software in fiscal 2008.

         OpenCall Solutions.    OpenCall solutions is a suite of comprehensive, carrier-grade software platforms for service providers that enable them to develop and deploy next-generation voice, data and converged network services.

Personal Systems Group

        PSG is the leading provider of personal computers ("PCs") in the world based on unit volume shipped and annual revenue. PSG provides commercial PCs, consumer PCs, workstations, handheld computing devices, calculators and other related accessories, software and services for the commercial and consumer markets. We group commercial desktops, commercial notebooks and workstations into commercial clients and consumer desktop and consumer notebooks into consumer clients when describing our performance in these markets. Like the broader PC market, PSG continues to experience a shift toward mobile products such as notebooks. Both commercial and consumer PCs are based predominately on the Windows® operating system and use Intel and AMD processors.

         Commercial PCs.    PSG offers a variety of personal computers optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. These commercial PCs include primarily the HP Compaq business desktops, notebooks, and Tablet PCs, the HP EliteBook line of Mobile Workstations and professional notebooks, as well as the HP Mini-Note PC, HP Blade PCs, Retail POS systems, and the HP Compaq and Neoware Thin Clients.

         Consumer PCs.    Consumer PCs include the HP Pavilion and Compaq Presario series of multi-media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP HPDX Premium notebooks and Touchsmart PCs, as well as Voodoo Gaming PCs, which are targeted at the home user.

         Workstations.    Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. PSG provides workstations that run on both Windows® and Linux-based operating systems.

         Handheld Computing.    PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows® Mobile software. These products range from basic PDAs to advanced devices with voice and data capability.

         Digital Entertainment.    PSG's digital entertainment products are targeted at the intersection of the personal computing and consumer electronics markets and span a range of products and product categories that allow customers to enjoy a broad range of digital entertainment experiences. PSG's digital entertainment products include the Media Smart home servers, HD DVD and RW drives and DVD writers.

Imaging and Printing Group

        IPG is the leading imaging and printing systems provider in the world for consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing and capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. When describing our performance in this segment, we group inkjet printer units and retail products and services into consumer hardware, LaserJet and enterprise solutions and graphics solutions into commercial hardware and break out printer supplies separately.

         Inkjet and Web Solutions.    This unit delivers our consumer and SMB inkjet solutions (hardware, ink, media) as well as developing our retail and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs as well as retail publishing solutions, Snapfish, and Logoworks.

         LaserJet and Enterprise Solutions.    This unit is focused on delivering products and services to the enterprise segment. It includes LaserJet printers and supplies, Edgeline, scanners, enterprise software solutions such as Exstream Software and Web Jetadmin, managed print services products and solutions, and Halo telepresence.

         Graphics Solutions.    Graphics solutions include large format printing (Designjet, Scitex, ColorSpan and NUR), large format supplies, WebPress supplies, Indigo printing, specialty printing systems, inkjet high-speed production solutions and light production solutions.

         Printer Supplies.    Printer supplies include LaserJet toner, inkjet cartridges, graphic solutions ink products, including inks for our large format, super-wide and digital press products, and other printing-related media. These supplies include HP-branded Vivera and ColorSphere ink and HP Premium and Premium Plus photo papers, which are designed to work together as a system to produce faster prints with improved resistance to fading, increased print quality and better affordability.

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

Corporate Investments

        Corporate Investments includes Hewlett-Packard Laboratories, also known as HP Labs, and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions under the brand ProCurve Networking. During fiscal year 2008, we completed the acquisition of Colubris Networks, Inc., a privately-held global provider of intelligent wireless networks for enterprises and service providers. We integrated Colubris' extensive product line into our ProCurve Networking product portfolio. Corporate Investments also derives revenue from licensing specific HP technology to third parties.

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

        TSG manages most of our enterprise and public sector customer relationships and also has primary responsibility for simplifying sales processes across our segments to improve speed and effectiveness of customer delivery. In this capacity, TSG manages our direct sales for both volume and value products including industry standard servers products, UNIX®, enterprise storage and software and pre-sales technical consultants, as well as our direct distribution activities for commercial products and go-to-market activities with systems integrators and ISVs. TSG also drives HP's vertical sales and marketing approach in the communication, media and entertainment, financial services, manufacturing and distribution and public sector industries.

        PSG manages SMB customer relationships and commercial reseller channels, due largely to the significant volume of commercial PCs that HP sells through these channels. In addition to commercial channel relationships, the volume direct organization, which is charged with the management of direct sales for volume products, is hosted within PSG. In addition, PSG manages direct consumer sales online through HP Home & Home Office.

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

        We purchase materials, supplies and product subassemblies from a substantial number of vendors. For many of our products, we have existing alternate sources of supply, or such sources are readily available. However, we do rely on sole sources for laser printer engines, LaserJet supplies and parts for products with short life cycles (although some of these sources have operations in multiple locations). We are dependent upon Intel as a supplier of processors and Microsoft for various software products. However, we believe that disruptions with these suppliers would result in industry-wide dislocations and therefore would not disproportionately disadvantage us relative to our competitors. We also have a valued relationship with AMD, and we have continued to see solid acceptance of AMD processors in the market during fiscal 2008.

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

        A summary of our domestic and international net revenue and net property, plant and equipment is set forth in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Approximately 69% of our overall net revenue in fiscal 2008 came from outside the United States. The substantial majority of our net revenue originating outside the United States was from customers other than foreign governments.

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

        Expenditures for research and development were $3.5 billion in fiscal 2008 and $3.6 billion in fiscal 2007 and 2006. We anticipate that we will continue to have significant research and development expenditures in the future to provide a continuing flow of innovative, high-quality products and services to maintain and enhance our competitive position.

        For a discussion of risks attendant to our research and development activities, see "Risk Factors—If we cannot continue to develop, manufacture and market products and services that meet customer requirements for innovation and quality, our revenue and gross margin may suffer," in Item 1A, which is incorporated herein by reference.

Patents

        Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated into our products and services or where proprietary rights will improve our competitive position. At October 31, 2008, our worldwide patent portfolio included over 32,000 patents, which was slightly above the number of patents in our patent portfolio at the end of both fiscal 2007 and fiscal 2006.

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

        In addition to developing our patents, we license intellectual property from third parties as we deem appropriate. We have also granted and continue to grant to others licenses under patents owned by us when we consider these arrangements to be in our interest. These license arrangements include a number of cross-licenses with third parties.

        For a discussion of risks attendant to intellectual property rights, see "Risk Factors—Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our businesses depend or if third parties assert that we violate their intellectual property rights," in Item 1A, which is incorporated herein by reference.

Backlog

        We believe that backlog is not a meaningful indicator of future business prospects due to the diversity of our products and services portfolio, including the large volume of products delivered from shelf or channel partner inventories and the shortening of product life cycles. Therefore, we believe that backlog information is not material to an understanding of our overall business.

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

        On a revenue basis we are the largest U.S.-based company offering our range of general purpose computers and personal information, imaging and printing products for industrial, scientific, business and consumer applications, and IT services. We are the leader or among the leaders in each of our principal business segments.

        The competitive environments in which each segment operates are described below:

         Enterprise Storage and Servers.    The areas in which ESS operates are intensely competitive and are characterized by rapid and ongoing technological innovation and price reductions. Our competitors range from broad solution providers such as International Business Machines Corporation ("IBM") to more focused competitors such as EMC Corporation and Network Appliance, Inc. in storage, Dell, Inc. ("Dell") in industry standard servers, and Sun Microsystems, Inc. in both industry standard and UNIX®-based servers. We believe that our important competitive advantages in this segment include the six technology components of our adaptive infrastructure initiatives: IT systems, power and cooling, security, management, virtualization and automation. We believe that our competitive advantages also include our global reach and our significant intellectual property portfolio and research and development capabilities, which will contribute to further enhancements of our product and service offerings and our ability to cross-sell our portfolio and leverage scale advantages in everything from brand to procurement leverage.

         HP Services.    Our service businesses, including EDS, compete in IT support services, consulting and integration, infrastructure technology outsourcing, business process outsourcing and application services. The IT support services and consulting and integration markets have been under significant pressure as our customers have reduced their IT budgets. However, this trend has benefited the outsourcing services business as customers drive toward lower IT management costs to enable more strategic investments. Our competitors include IBM Global Services, Computer Sciences Corporation, systems integration firms such as Accenture Ltd. and offshore companies such as Fujitsu and India-based competitors Wipro Ltd, Infosys Technologies Ltd. and Tata Consultancy Services Ltd. We also compete with other traditional hardware providers, such as Dell, which are increasingly offering services to support their products. Many of our competitors are able to offer a wide range of global services, and some of our competitors enjoy significant brand recognition. Our service businesses team with many companies to offer services, and those arrangements allow us to extend our reach and augment our capabilities. Our competitive advantages are evident in our deep technology expertise, which includes multi-vendor environments, virtualization and automation, our strong track record of collaboration with clients and partners, and the combination of our expertise in infrastructure management with skilled global resources in SAP, Oracle and Microsoft platforms.

         HP Software.    The areas in which HP Software operates are intensely competitive. Our software competitors include companies focused on providing software solutions for IT management, such as BMC Software, Inc, CA Inc., and IBM Tivoli Software.

         Personal Systems Group.    The areas in which PSG operates are intensely competitive and are characterized by rapid price reductions and inventory depreciation. Our primary competitors for the branded personal computers are Dell, Acer Inc., ASUSTeK Computer Inc., Apple Inc., Lenovo Group Limited and Toshiba Corporation. In particular regions, we also experience competition from local companies and from generically-branded or "white box" manufacturers. Our competitive advantages include our broad product portfolio, our innovation and research and development capabilities, our brand and procurement leverage, our ability to cross sell our portfolio of offerings, our extensive service and support offerings and the availability of our broad-based distribution of products from retail and commercial channels to direct sales.

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

Environment

        Our operations are subject to regulation under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, and third-party damage or personal injury claims, if we were to violate or become liable under environmental laws.

        Many of our products are subject to various federal, state, local and foreign laws governing chemical substances in products and their safe use, including laws regulating the manufacture and distribution of chemical substances and laws restricting the presence of certain substances in electronics products. Some of our products also are, or may in the future be, subject to requirements applicable to their energy consumption. We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, and their energy efficiency, including those that may result from climate change legislation. In the event our products become non-compliant with these laws, they could be enjoined from entering certain jurisdictions and we could face other sanctions, including fines.

        We also are subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). There is no assurance that such existing or future laws will not have a material adverse effect on HP's operations or financial condition, although HP does not anticipate that effects of product take-back legislation will be different or more severe for HP than the impacts on others in the electronics industry.

        We are committed to maintaining compliance with all environmental laws applicable to our operations, products and services and to reducing our environmental impact across all aspects of our business. We meet this commitment with a comprehensive environmental, health and safety policy, strict environmental management of our operations and worldwide environmental programs and services.

        The liability for environmental remediation and other environmental costs is accrued when HP considers it probable and can reasonably estimate the costs. Environmental costs and accruals are presently not material to our operations or financial position. Although there is no assurance that existing or future environmental laws applicable to our operations or products will not have a material adverse effect on HP's operations or financial condition, we do not currently anticipate material capital expenditures for environmental control facilities.

Executive Officers:

Mark V. Hurd; age 51; Chairman, Chief Executive Officer and President

        Mr. Hurd has served as Chairman of HP since September 2006 and as Chief Executive Officer, President and a member of the Board since April 2005. Prior to that, he served as Chief Executive Officer of NCR Corporation, a technology company, from March 2003 to March 2005 and as President from July 2001 to March 2005. Mr. Hurd also is a director of News Corporation.

Peter J. Bocian; age 53; Executive Vice President and Chief Administrative Officer

        Mr. Bocian has served as Executive Vice President and Chief Administrative Officer since December 2008. Previously, Mr. Bocian served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Starbucks Corporation, a roaster and retailer of specialty coffee, from October 2007 until November 2008 after having served as Executive Vice President and Chief Financial

Officer designate of Starbucks since May 2007. Prior to joining Starbucks, Mr. Bocian served in various positions at NCR Corporation since 1983, most recently as Senior Vice President and Chief Financial Officer from September 2004 until May 2007. From October 2003 to September 2004, he served as NCR's Vice President, Finance and Interim Chief Financial Officer.

R. Todd Bradley; age 50; Executive Vice President, Personal Systems Group

        Mr. Bradley has served as Executive Vice President of HP's Personal Systems Group since June 2005. Previously he served as the Chief Executive Officer of palmOne Inc., a mobile computing company, from October 2003 to June 2005.

Michael J. Holston; age 46; Executive Vice President, General Counsel and Secretary

        Mr. Holston has served as Executive Vice President and General Counsel since February 2007 and as Secretary since March 2007. Prior to that, he was a partner in the litigation practice at Morgan, Lewis & Bockius LLP, where, among other clients, he supported HP as external counsel on a variety of litigation and regulatory matters for more than ten years.

Vyomesh I. Joshi; age 54; Executive Vice President, Imaging and Printing Group

        Mr. Joshi has served as Executive Vice President of HP's Imaging and Printing Group since 2002. Mr. Joshi also is a director of Yahoo! Inc.

Catherine A. Lesjak; age 49; Executive Vice President and Chief Financial Officer

        Ms. Lesjak has served as Executive Vice President and Chief Financial Officer since January 2007. Previously, she served as Senior Vice President from 2003 until December 2006 and as Treasurer from 2003 until March 2007.

Ann M. Livermore; age 50; Executive Vice President, Technology Solutions Group

        Ms. Livermore has served as Executive Vice President of HP's Technology Solutions Group since May 2004. From 2002 until May 2004, she served as Executive Vice President of HP Services. Ms. Livermore also is a director of United Parcel Service, Inc.

John N. McMullen; age 50; Senior Vice President and Treasurer

        Mr. McMullen has served as Senior Vice President and Treasurer since March 2007. Previously, he served as Vice President of Finance for HP's Imaging and Printing Group from May 2002 until 2007.

Randall D. Mott; age 52; Executive Vice President and Chief Information Officer

        Mr. Mott has served as Executive Vice President and Chief Information Officer since July 2005. From 2000 to June 2005, Mr. Mott was Senior Vice President and Chief Information Officer of Dell, Inc., a technology company.

James T. Murrin; age 48; Senior Vice President, Controller and Principal Accounting Officer

        Mr. Murrin has served as Senior Vice President, Controller and Principal Accounting Officer since March 2007. Previously, he served as Vice President of Finance for the Technology Solutions Group since 2004. Prior to that, Mr. Murrin was Vice President of Finance for HP Services and held various other finance positions at HP since joining the company in 1989.

Marcela Perez de Alonso; age 54; Executive Vice President, Human Resources

        Ms. Perez de Alonso has served as Executive Vice President, Human Resources since January 2004. From 1999 until she joined HP in January 2004, Ms. Perez de Alonso was Division Head of Citigroup North Latin America Consumer Bank, in charge of the retail business operations of Citigroup in Puerto Rico, Venezuela, Colombia, Peru, Panama, the Bahamas and the Dominican Republic.

Ronald A. Rittenmeyer; age 61; President and Chief Executive Officer, EDS, an HP company

        Mr. Rittenmeyer has served as President and Chief Executive Officer of EDS, an HP company, since HP acquired EDS. Prior to HP's acquisition of EDS, he served as Chairman of the Board of EDS since December 2007, Chief Executive Officer of EDS since September 2007 and President of EDS since December 2006. Previously, he served as Chief Operating Officer of EDS from October 2005 to September 2007 (including serving as Co-Chief Operating Officer until May 2006) and as Executive Vice President, Global Service Delivery from July 2005 to December 2006. Prior to joining EDS, Mr. Rittenmeyer was Managing Director of The Cypress Group, a private equity firm, from July 2004 to June 2005, and Chairman, Chief Executive Officer and President of Safety-Kleen, Inc., a hazardous waste management company, from August 2001 to July 2004. Mr. Rittenmeyer is expected to retire from HP on December 31, 2008.

Shane V. Robison; age 55; Executive Vice President and Chief Strategy and Technology Officer

        Mr. Robison has served as Executive Vice President and Chief Strategy and Technology Officer since May 2002.

Employees

        We had approximately 321,000 employees worldwide as of October 31, 2008.

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

        We submitted the certification of the CEO of HP required by Section 303A.12(a) of the New York Stock Exchange "NYSE" Listed Company Manual, relating to HP's compliance with the NYSE's corporate governance listing standards, to the NYSE on April 16, 2008 with no qualifications.

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

        We may have to continue to lower the prices of many of our products and services to stay competitive, while at the same time trying to maintain or improve revenue and gross margin. The markets in which we do business, particularly the personal computer and printing markets, are highly competitive, and we encounter aggressive price competition for all of our products and services from numerous companies globally. Over the past several years, price competition in the market for personal computers, printers and related products has been particularly intense as competitors have aggressively cut prices and lowered their product margins for these products. In addition, competitors in some of the markets in which we compete with a greater presence in lower-cost jurisdictions may be able to offer lower prices than we are able to offer. Our results of operations and financial condition may be adversely affected by these and other industry-wide pricing pressures.

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

Our revenue, cost of sales, and expenses may suffer if we cannot continue to license or enforce the intellectual property rights on which our businesses depend or if third parties assert that we violate their intellectual property rights.

        We rely upon patent, copyright, trademark and trade secret laws in the United States, similar laws in other countries, and agreements with our employees, customers, suppliers and other parties, to establish and maintain intellectual property rights in the technology and products we sell, provide or otherwise use in our operations. However, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented, or such intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages, either of which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use; this too could adversely affect our competitive position.

        Because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties. We may not be able to obtain or to continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. In addition, it is possible that as a consequence of a merger or acquisition third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

        Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, in recent years individuals and groups have begun purchasing intellectual property assets for the sole purpose of asserting claims of infringement and attempting to extract settlements from large companies such as HP. If we cannot or do not license the infringed technology at all or on reasonable terms, or substitute similar technology from another source, our operations could be adversely affected. Even if we believe that the claims are without merit, they can be time-consuming and costly to defend and divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations to us.

        Finally, our results of operations and cash flows could be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing against HP in which groups representing copyright owners seek to impose upon and collect from HP levies upon equipment (such as PCs, multifunction devices and printers) that they allege are copying devices under applicable laws. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. If imposed, the total amount of the copyright levies would depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which may be affected by several factors, including the outcome of ongoing litigation involving HP and other industry participants and possible action by the legislative bodies in the applicable countries, but which could be substantial. Consequently, the ultimate impact of these potential copyright levies or similar fees, and the ability of HP to recover such amounts through increased prices, remain uncertain.

Economic conditions and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and constrained IT spending has resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels and collect customer receivables. We have experienced, and may experience in the future, reduced spending in our consumer and financial services businesses due to the current financial turmoil affecting the banking system and financial markets, conditions in the residential real estate and mortgage markets, access to credit and other macroeconomic factors affecting spending behavior. In addition, customer financial difficulties have resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. In particular, our exposure to certain industries currently experiencing financial difficulties, including the U.S. automobile industry, and certain financially troubled customers, could have an adverse affect on our results of operations. We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write-downs, charges associated with the cancellation of planned production line expansion, increases in pension and post-retirement benefit expenses, and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. Economic downturns also may lead to restructuring actions and associated expenses. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments. Delays or reductions in information technology spending could have a material adverse effect on demand for our products and services, and consequently our results of operations, prospects and stock price.

Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, costs and expenses and financial condition.

        Sales outside the United States make up approximately 69% of our net revenue. In addition, an increasing portion of our business activity is being conducted in emerging markets, including Brazil, Russia, India and China. Our future revenue, gross margin, expenses and financial condition could suffer due to a variety of international factors, including:

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

        As approximately 69% of our sales are from countries outside of the United States, other currencies, particularly the euro, the British pound, Chinese Yuan Renminbi and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

  •
  Shortages. Occasionally we may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, and supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of which are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. In particular, our PC business relies heavily upon CMs and ODMs to manufacture its products and is therefore dependent upon the continuing operations of those CMs and ODMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these CMs and ODMs, and any changes to the nature or volume of business transacted by HP with a particular CM or ODM could adversely affect the operations and financial condition of the CM or ODM and lead to shortages or delays in receiving products from that CM or ODM. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

  •
  Contractual terms. As a result of binding price or purchase commitments with vendors, we may be obligated to purchase supplies or services at prices that are higher than those available in the current market and be limited in our ability to respond to changing market conditions. In the event that we become committed to purchase supplies or services for prices in excess of the current market price, we may be at a disadvantage to competitors who have access to components or services at lower prices, and our gross margin could suffer. In addition, many of our competitors obtain products or components from the same CMs, ODMs and suppliers that we utilize. Our competitors may obtain better pricing and other terms and more favorable allocations of products and components during periods of limited supply, and our ability to engage in relationships with certain CMs, ODMs and suppliers could be limited. The practice employed by our PC business of purchasing product components and transferring those components to its CMs and ODMs may create large supplier receivables with the CMs and ODMs that, depending on the financial condition of the CMs and ODMs, may have risk of uncollectability. In addition, certain of our CMs, ODMs and suppliers may decide in the future to discontinue conducting business with us. Any of these actions by our competitors, CMs, ODMs or suppliers could adversely affect our future operating results and financial condition.

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

  •
  Single source suppliers. Our use of single source suppliers for certain components could exacerbate our supplier issues. We obtain a significant number of components from single sources due to technology, availability, price, quality or other considerations. For example, we rely on Intel to provide us with a sufficient supply of processors for many of our PCs, workstations, handheld computing devices and servers, and some of those processors are customized for our products. New products that we introduce may utilize custom components obtained from only one source initially until we have evaluated whether there is a need for additional suppliers. Replacing a single source supplier could delay production of some products as replacement suppliers initially may be subject to capacity constraints or other output limitations. For some components, such as customized components and some of the processors that we obtain from Intel, alternative sources may not exist or those alternative sources may be unable to produce the quantities of those components necessary to satisfy our production requirements. In addition, we sometimes purchase components from single source suppliers under short-term agreements that contain favorable pricing and other terms but that may be unilaterally modified or terminated by the supplier with limited notice and with little or no penalty. The performance of such single source suppliers under those agreements (and the renewal or extension of those agreements upon similar terms) may affect the quality, quantity and price of supplies to HP. The loss of a single source supplier, the deterioration of our relationship with a single source supplier, or any unilateral modification to the contractual terms under which we are supplied components by a single source supplier could adversely affect our revenue and gross margins.

Our revenue and profitability could suffer if we do not manage the risks associated with our IT services business properly.

        As a result of our acquisition of EDS in August 2008, we have significantly increased the size of the IT services portion of our business. The risks that accompany that business differ from those of our other businesses and include the following:

  •
  The pricing and other terms of some of our IT services agreements, particularly our long-term IT outsourcing services agreements, require us to make estimates and assumptions at the time we enter into these contracts that could differ from actual results. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these agreements less profitable or unprofitable, which would have an adverse affect on the profit margin of our IT services business.

  •
  Some of our IT services agreements require significant investment in the early stages that is expected to be recovered through billings over the life of the agreement. These agreements often involve the construction of new computer systems and communications networks and the development and deployment of new technologies. Substantial performance risk exists in each agreement with these characteristics, and some or all elements of service delivery under these agreements are dependent upon successful completion of the development, construction and deployment phases.

  •
  Some of our outsourcing services agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third-party. The benchmarking process typically compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services that could decrease the revenues and profitability of our IT services business.

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

        In addition, in September 2008, we announced a workforce restructuring program relating to our acquisition of EDS. We expect that program to involve the elimination of approximately 24,700 positions worldwide through fiscal 2012. We expect to replace approximately half of these positions in locations that will optimize our global footprint. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, delays in hiring and integrating new employees, decreases in employee morale and the failure to meet operational targets due to the loss of employees.

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

        We have historically used stock options and other forms of share-based payment awards as key components of our total rewards employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation and benefit packages. Like other companies, HP has implemented changes to its compensation programs intended to reduce fixed costs, create a high performance culture at all levels and provide an opportunity for employees to earn significant rewards if HP delivers strong financial results. HP also has reduced the total number of share-based payment awards granted to employees and the number of employees who receive share-based payment awards. In addition, effective in fiscal 2008, HP changed its primary form of share-based payment award to performance-based restricted stock units that contain conditions relating to HP's long-term financial performance and continued employment by the recipient that may be viewed unfavorably by some employees who are accustomed to the fixed vesting and other terms historically associated with other forms of share-based payment awards. Due to these changes in our compensation strategy, combined with the pension and other benefit plan changes undertaken to reduce costs, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could make it harder or more expensive for us to grant share-based payment awards to employees in the future.

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

System security risks and systems integration issues could disrupt our internal operations or information technology services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

        Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the system. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our sales, manufacturing, distribution or other critical functions.

        Our outsourcing services business routinely processes, stores and transmits large amounts of data for our clients, including sensitive and personally identifiable information. Breaches of our security measures could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, resulting in litigation and potential liability for us and damage to the company's brand and reputation. Accordingly, we could lose existing or potential customers for outsourcing services or other information technology solutions or incur significant expenses in connection with our customers' system failures or any actual or perceived security vulnerabilities in our products. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

Any failure by us to identify, manage, complete and integrate acquisitions, divestitures and other significant transactions successfully could harm our financial results, business and prospects, and the costs, expenses and other financial and operational effects associated with managing, completing and integrating acquisitions may result in financial results that are different than expected.

        As part of our business strategy, we frequently acquire complementary companies or businesses, divest non-core businesses or assets, enter into strategic alliances and joint ventures and make investments to further our business (collectively, "business combination and investment transactions"). In order to pursue this strategy successfully, we must identify suitable candidates for and successfully complete business combination and investment transactions, some of which may be large and complex, and manage post-closing issues such as the integration of acquired companies or employees. We may not fully realize all of the anticipated benefits of any business combination and investment transaction, and the timeframe for achieving benefits of a business combination and investment transaction may depend partially upon the actions of employees, suppliers or other third parties. In addition, the pricing and other terms of our contracts for business combination and investment transactions require us to make estimates and assumptions at the time we enter into these contracts, and, during the course of our due diligence, we may not identify all of the factors necessary to estimate our costs accurately. Any increased or unexpected costs, unanticipated delays or failure to achieve contractual obligations could make these transactions less profitable or unprofitable. Moreover, if we fail to identify and complete successfully business combination and investment transactions that further our strategic objectives, we may be required to expend resources to develop products and technology internally, we may be at a competitive disadvantage or we may be adversely affected by negative market perceptions, any of which may have a material adverse effect on our revenue, gross margin and profitability.

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

        Integration and other risks associated with business combination and investment transactions can be more pronounced for larger and more complicated transactions. For example, in August 2008, we completed our acquisition of EDS, and we are in the process of integrating EDS into our company. The size of the acquisition of EDS increases both the scope and consequence of ongoing integration risks. We may not successfully address the integration challenges in a timely manner, or at all, and we may not fully realize all of the anticipated benefits or synergies of the EDS acquisition. If we fail to realize such anticipated benefits or synergies, our operating results could be materially adversely affected.

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. In addition, we may borrow to finance an acquisition, including borrowing to replace the short-term borrowings used to finance our recently completed acquisition of EDS. Although our current credit ratings have been affirmed by the three independent rating agencies taking into account the borrowing relating to the EDS acquisition, the amount and terms of any potential future acquisition-related borrowings, as well as other factors, could affect our liquidity and financial condition and potentially our credit ratings. Any potential future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and cost of borrowing and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

Unforeseen environmental costs could impact our future net earnings.

        We are subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling, treatment and disposal of our products including batteries. In particular, we face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the chemical and materials composition of our products, their safe use, the energy consumption associated with those products and product take-back legislation. We could incur substantial costs, our products could be restricted from entering certain jurisdictions, and we could face other sanctions, if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. Our potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean up costs. Further, liability under some environmental laws relating to contaminated sites can be imposed retroactively, on a joint and several basis, and without any finding of noncompliance or fault. The amount and timing of costs under environmental laws are difficult to predict.

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

ITEM 1B. Unresolved Staff Comments.

        Not applicable.

ITEM 2. Properties.

        As of October 31, 2008, we owned or leased a total of approximately 85 million square feet of space worldwide. We owned 41% of this space and leased the remaining 59%. These amounts include 26 million square feet of space worldwide, of which 89% is leased and 11% is owned, that we acquired in connection with the EDS acquisition. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

        As of October 31, 2008, HP core sales and support operations occupied approximately 14 million square feet. We own 44% of the space used for sales and support activities and lease the remaining 56%.

        HP core manufacturing plants, research and development facilities and warehouse and administrative facilities occupied approximately 45 million square feet. We own 57% of our manufacturing, research and development, warehouse and administrative space and lease the remaining 43%. Our plants are equipped with machinery, most of which we own and which, in part, we developed to meet the special requirements of our manufacturing processes. At the end of fiscal 2008, we were productively utilizing the majority of the space in our facilities and nearing completion of our plan to consolidate our 85 data centers in existence prior to the EDS acquisition into six larger centers. We are also continuing to execute on our plan to reduce our real estate costs and increase our productive utilization by consolidating several hundred HP core real estate locations worldwide in fewer sites, and we have begun disposing of certain duplicate facilities associated with our acquisition of EDS.

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

Headquarters of Geographic Operations

        The locations of our headquarters of geographic operations at October 31, 2008 were as follows:

Americas	Europe, Middle East, Africa	Asia Pacific, including Japan
Houston, Texas	Geneva, Switzerland	Singapore

Product Development and Manufacturing

        The locations of our major product development and manufacturing facilities and HP Labs at October 31, 2008 were as follows:

Americas	Europe, Middle East, Africa	Hewlett-Packard Laboratories

Cupertino, Fremont, Palo Alto,
Roseville, San Diego and Woodland,
California

Fort Collins and Colorado Springs, Colorado

Boise, Idaho

Indianapolis, Indiana

Andover and Marlboro,
Massachusetts

Minnetonka, Minnesota

Corvallis, Oregon

LaVergne and Memphis, Tennessee

Houston, Texas

Sandston, Virginia

Vancouver, Washington

Aguadilla, Puerto Rico
Dublin, Ireland

Kiryat Gat, Rehovot and Netanya, Israel

Amersfoort, The Netherlands

Erskine, United Kingdom

 Asia Pacific, including Japan

Shanghai, China

Udham Singh Nagar, India

Akishima, Japan

	Singapore	Palo Alto, California Beijing, China Bangalore, India Haifa, Israel Tokyo, Japan Bristol, United Kingdom

Services

        Our services headquarters are located in Plano, Texas. We operate large scale service management centers, or SMCs, to service our IT outsourcing operations in locations throughout the United States and in Australia, Brazil, Canada, France, Germany, the Netherlands and the United Kingdom. In addition, we provide applications services from our Solution Centers located throughout the world.

ITEM 3. Legal Proceedings.

        Information with respect to this item may be found in Note 17 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Information regarding the market prices of HP common stock and the markets for that stock may be found in the "Quarterly Summary" in Item 8 and on the cover page of this Annual Report on Form 10-K, respectively, which are incorporated herein by reference. We have declared and paid cash dividends each fiscal year since 1965. The trend has been to declare $0.16 per share every first and third quarters and to pay $0.08 per share per quarter. As of November 30, 2008, there were approximately 135,000 stockholders of record. Additional information concerning dividends may be found in "Selected Financial Data" in Item 6 and in Item 8, which are incorporated herein by reference.

Recent Sales of Unregistered Securities

        On September 23, 2008, HP issued 8,018 shares of common stock to Robert Ted Enloe, III, a former member of the Board of Directors of Compaq Computer Corporation, and 7,961 shares of common stock to Balquita Partners, Ltd, a limited partnership for which Mr. Enloe serves as managing general partner, in connection with the exercise of stock options issued to Mr. Enloe by Compaq in 1999. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale of securities not involving any public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1 (August 2008)	10,978,741	$44.78	10,978,741	$2,502,814,483
Month #2 (September 2008)	9,326,467	$46.68	9,326,467	$10,067,466,703
Month #3 (October 2008)	24,370,897	$39.93	24,370,897	$9,094,419,838

Total	44,676,105	$42.53	44,676,105

        HP repurchased shares in the fourth quarter of fiscal 2008 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the fourth quarter of fiscal 2008 were purchased in open market transactions.

        As of October 31, 2008, HP had remaining authorization of approximately $9.1 billion for future share repurchases, including $1.1 billion remaining under the $8.0 billion repurchase authorization approved by HP's Board of Directors on November 19, 2007 and $8.0 billion under the additional repurchase authorization approved by the Board on September 19, 2008.

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

	10/03	10/04	10/05	10/06	10/07	10/08
Hewlett-Packard Company	100.00	84.93	129.42	180.60	242.70	180.97
S&P 500	100.00	109.42	118.96	138.40	158.56	101.32
S&P Information Technology	100.00	99.14	104.52	114.90	145.81	85.72

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Selected Financial Data

	For the fiscal years ended October 31,
	2008	2007	2006	2005	2004
	In millions, except per share amounts
Net revenue	$118,364	$104,286	$91,658	$86,696	$79,905
Earnings from operations(1)	$10,473	$8,719	$6,560	$3,473	$4,227
Net earnings	$8,329	$7,264	$6,198	$2,398	$3,497
Net earnings per share
Basic	$3.35	$2.76	$2.23	$0.83	$1.16
Diluted	$3.25	$2.68	$2.18	$0.82	$1.15
Cash dividends declared per share	$0.32	$0.32	$0.32	$0.32	$0.32
At year-end:
Total assets	$113,331	$88,699	$81,981	$77,317	$76,138
Long-term debt	$7,676	$4,997	$2,490	$3,392	$4,623

(1)
Earnings from operations include the following items:

	2008	2007	2006	2005	2004
	In millions
Amortization of purchased intangible assets	$967	$783	$604	$622	$603
Restructuring charges	270	387	158	1,684	114
In-process research and development charges	45	190	52	2	37
Pension curtailments and pension settlements, net	—	(517)	—	(199)	—
Acquisition-related charges	41	—	—	—	54

Total charges before taxes	$1,323	$843	$814	$2,109	$808

Total charges, net of taxes	$973	$690	$604	$1,509	$574

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses ("SMBs"), and large enterprises, including customers in the public and education sectors. Our offerings span:

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

        We have seven business segments for financial reporting purposes: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. ESS, HPS and HP Software are reported collectively as a broader Technology Solutions Group ("TSG"). While TSG is not an operating segment, we sometimes provide financial data aggregating the segments within TSG in order to provide a supplementary view of our business.

        The operating framework within which we manage our businesses and which guides our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and strategic deployment of capital. Although we have made progress towards our goals in recent periods, there are still many areas in which we believe that we can improve. To implement this operating framework, we are focused on the following initiatives:

  •
  We are engaged in a process of examining every function and every business in the company in order to optimize efficiency and reduce cost;

  •
  We have substantially completed the consolidation of our 85 data centers worldwide in existence prior to our acquisition of Electronic Data Systems Corporation ("EDS") into six state-of-the-art centers in three U.S. cities;

  •
  We are consolidating several hundred real estate locations worldwide to fewer core sites in order to reduce our IT spending and real estate costs;

  •
  We are aligning our resources and reinvesting a portion of the cost savings from these initiatives to build our market share in emerging markets and to expand our sales coverage to drive growth in mature markets;

  •
  We are developing training programs for our sales forces designed to enhance our ability to provide solutions to our customers and build customer loyalty;

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  •
  We are building and expanding our services organization, which has been substantially augmented through our acquisition of EDS, to support our technology businesses and enable us to provide comprehensive solutions to our customers;

  •
  We are developing a global delivery structure to take advantage of regions where advanced technical expertise is available at lower costs; and

  •
  We are repurchasing shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically.

        On August 26, 2008, we completed our acquisition of EDS, a leading provider of information technology services for enterprise customers. Accordingly, we have included the results of the business operations acquired from EDS in our consolidated results of operations beginning on that date. Those business operations have been included as a business unit within HPS for financial reporting purposes. See Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for additional information about the EDS acquisition.

        We believe the general strategic benefits from the EDS acquisition will both enhance our competitive position in a number of important industries by improving the breadth and depth of our service offerings and further increase our extensive experience in offering solutions to customers in the areas of government, healthcare, manufacturing, financial services, energy, transportation, communications, and consumer industries and retail. EDS's service offerings coupled with our existing service offerings provide broad capabilities in infrastructure technology outsourcing, including data center services, workplace services, networking services and managed security; business process outsourcing, including health claims, financial processing, CRM and HR outsourcing; and applications outsourcing, including development, modernization and management.

        In September 2008, we announced a restructuring plan to gain efficiencies following the EDS acquisition. The restructuring plan will be implemented over four years and includes a targeted reduction in headcount of approximately 24,700 employees over that period, with the majority of the reductions occurring by the end of fiscal 2009. Our plan includes replacing roughly half of these positions in order to optimize our global footprint. As part of this plan, we recorded $1.8 billion in restructuring costs in the fourth quarter of fiscal 2008, $1.5 billion of which was booked to goodwill and $0.3 billion of which was recorded as a restructuring charge.

        We continue to grow our business organically and through strategic acquisitions. During fiscal 2008, we acquired nine companies, the largest of which was EDS, and we expect to continue to make strategic acquisitions periodically in the future.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        In terms of how our execution has translated into financial performance, the following provides an overview of our key fiscal 2008 financial metrics:

		TSG
	HP Consolidated	ESS	HPS(1)	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Net revenue	$118,364	$19,400	$22,397	$3,029	$44,826	$42,295	$29,385	$2,698
Year-over-year net revenue % increase	13.5%	4.1%	35.2%	19.7%	18.8%	16.2%	3.2%	15.5%
Earnings from operations	$10,473	$2,577	$2,491	$461	$5,529	$2,375	$4,590	$192
Earnings from operations as a % of net revenue	8.8%	13.3%	11.1%	15.2%	12.3%	5.6%	15.6%	7.1%
Net earnings	$8,329
Net earnings per share
Basic	$3.35
Diluted	$3.25

(1)
Includes the results of the business operations acquired from EDS beginning on August 26, 2008.

        Cash and cash equivalents at October 31, 2008 totaled $10.2 billion, a decrease of $1.1 billion from the October 31, 2007 balance of $11.3 billion. The decrease for fiscal 2008 was related primarily to $11.2 billion of net cash paid for business acquisitions, $9.6 billion paid to repurchase our common stock, and $2.6 billion net investments in property, plant and equipment, all of which were partially offset by $14.6 billion in cash provided from operations, a $6.3 billion net increase in our outstanding debt and commercial paper and $1.8 billion in proceeds from the issuance of our common stock under employee stock plans.

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

        For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

        We enter into contracts to sell our products and services, and, while the majority of our sales agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements only when the delivered elements have standalone value, fair values of undelivered elements are known, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights affecting the revenue recognized for delivered elements. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.

        We recognize revenue as work progresses on certain fixed-price contracts, such as consulting arrangements. Using a proportional performance method, we estimate the total expected labor costs in order to determine the amount of revenue earned to date. We follow this basis because reasonably dependable estimates of the labor costs applicable to various stages of a contract can be made. Total contract profit is subject to revisions throughout the life of the contract. We record changes in revenue to income, as a result of revisions to cost estimates, in the period in which the facts that give rise to the revision become known.

        We recognize revenue on certain design and build (design, development and/or construction of software and/or systems) projects using the percentage-of-completion method. We use the cost to cost method of measurement towards completion as determined by the percentage of cost incurred to date to the total estimated costs of the project. In circumstances when reasonable and reliable cost estimates for a project cannot be made, we recognize revenue using the completed contract method.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Business Combinations

        We allocate the purchase price of acquired companies to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by HP include customer contracts, developed and core technology and the Compaq trade name. The fair values assigned to the identified intangible assets are discussed in detail in Note 7 to the Consolidated Financial Statements in Item 8.

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

        Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 6 to the Consolidated Financial Statements in Item 8.

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

Stock-Based Compensation Expense

        We recognize stock-based compensation expense for all share-based payment awards granted after November 1, 2005 and granted prior to but not yet vested as of November 1, 2005, in accordance with SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate, recognizing compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We utilize the Black-Scholes option pricing model to value the stock

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

options granted under our principal option plans. To implement this model, we examined our historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, we identified three employee populations on which to apply the Black-Scholes model. We determined that implied volatility calculated based on actively traded options on HP common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility used in the Black-Scholes option pricing model in fiscal years 2008, 2007 and 2006 was based on market-based implied volatility.

        We issue performance-based restricted units ("PRUs") representing hypothetical shares of HP common stock. Each PRU award reflects a target number of shares that may be issued to the award recipient. We determine the actual number of shares the recipient receives at the end of a three-year performance period based on results achieved versus goals based on our annual cash flow from operations as a percentage of revenue and average total shareholder return ("TSR") relative to the S&P 500 over the performance period. We estimate the fair value of PRUs using the Monte Carlo simulation model, as the TSR modifier contains a market condition. We update the estimated expense, net of forfeitures, for the cashflow performance against the goal for that year at the end of each reporting period.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Our effective tax rate includes the impact of certain undistributed foreign earnings for which we have not provided U.S. taxes because we plan to reinvest such earnings indefinitely outside the United States. We plan foreign earnings remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Based on these assumptions, we estimate the amount we will distribute to the United States and provide the U.S. federal taxes due on these amounts. Further, as a result of certain employment actions and capital investments HP has undertaken, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes, for fiscal years through 2022. Material changes in our estimates of cash, working capital and long-term investment requirements in the various jurisdictions in which we do business could impact our effective tax rate.

        We are subject to income taxes in the United States and over sixty foreign countries, and we are subject to routine corporate income tax audits in many of these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. However, our income tax expense includes amounts intended to satisfy income tax assessments that result from these challenges in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires management judgments and estimates. We evaluate our uncertain tax positions in accordance with FIN 48. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. Our reserve for uncertain tax positions is attributable primarily to uncertainties concerning the tax treatment of our international operations, including the allocation of income among different jurisdictions, and related interest. We review our reserves quarterly, and we may adjust such reserves because of proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, previously unavailable information obtained during the course of an examination, negotiations between tax authorities of different countries concerning our transfer prices, execution of Advanced Pricing Agreements, resolution with respect to individual audit issues, the resolution of entire audits, or the expiration of statutes of limitations. In addition, our tax contingency reserve includes certain amounts for potential tax assessments for pre-acquisition tax years of acquired companies which, if released prior to the effective date of Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"), will impact the carrying value of goodwill attributable to the acquired company.

Allowance for Doubtful Accounts

        We determine our allowance for doubtful accounts using a combination of factors to ensure that we have not overstated our trade and financing receivables balances due to uncollectibility. We maintain an allowance for doubtful accounts for all customers based on a variety of factors, including the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors, the financial condition of customers, the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Also, we record specific provisions for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, we would further adjust our estimates of the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

recoverability of receivables either upward or downward. The annual general provision for doubtful accounts has averaged approximately 0.03% of net revenue over the last three fiscal years. Using our third-party credit risk model at October 31, 2008, a 50-basis-point deterioration in the weighted-average default probabilities of our significant customers would have resulted in an approximately $105 million increase to our trade allowance at the end of fiscal year 2008.

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

        Our annual goodwill impairment analysis, which we performed during the fourth quarter of fiscal 2008, did not result in an impairment charge. The excess of fair value over carrying value for each of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

HP's reporting units as of August 1, 2008, the annual testing date, ranged from approximately $700 million to approximately $37.9 billion. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair values of each reporting unit. This hypothetical 10% decrease would result in excess fair value over carrying value ranging from approximately $500 million to approximately $33.5 billion for each of HP's reporting units.

Warranty Provision

        We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we base our estimated warranty obligation upon warranty terms, ongoing product failure rates, repair costs, product call rates, average cost per call, and current period product shipments. If actual product failure rates, repair rates or any other post sales support costs differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally range from 90 days to three years parts and labor, depending upon the product. Over the last three fiscal years, the annual warranty provision has averaged approximately 3.3% of annual net product revenue, while actual annual warranty costs have averaged approximately 3.1% of annual net product revenue.

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

        In the beginning of fiscal 2008, we implemented a liability-driven investment strategy for the HP U.S. defined benefit pension plan, which was frozen effective December 31, 2007. As part of the strategy, we have transitioned our investment allocation for that plan to predominantly fixed income assets. The expected return on the plan assets, used in calculating the net benefit cost, is 6.10% for fiscal 2009, which reflects this change in our asset allocation policy.

        Our medical cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future working life of the plan participants.

        Our major assumptions vary by plan and the weighted-average rates used are set forth in Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Each assumption has different sensitivity characteristics, and, in general, changes, if any, have moved in the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

same direction over the last several years. For fiscal 2008, changes in the weighted-average rates for the HP benefit plans would have had the following impact on our net periodic benefit cost:

  •
  A decrease of 25 basis points in the long-term rate of return would have increased our net benefit cost by approximately $36 million;

  •
  A decrease of 25 basis points in the discount rate would have increased our net benefit cost by approximately $46 million; and

  •
  An increase of 25 basis points in the future compensation rate would have increased our net benefit cost by approximately $12 million.

RECENT ACCOUNTING PRONOUNCEMENTS

        As previously reported in our 2007 Annual Report on Form 10-K, we recognized the funded status of our benefit plans at October 31, 2007 in accordance with the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. We will adopt the measurement provisions of SFAS 158 effective October 31, 2009 for the HP pension and post retirements plans. We do not expect the adoption of the measurement provisions of SFAS 158 to have a material impact on our consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and also issued FSP No. 157-2, "Effective Date of FASB Statement No. 157," which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. In October 2008, the FASB also issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Although we will continue to evaluate the application of SFAS 157, we do not currently believe adoption of SFAS 157 will have a material impact on our consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows companies to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2009. We do not currently believe adoption will have a

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

material impact on our consolidated results of operations and financial condition since we do not expect to apply the fair value option to any existing eligible assets or liabilities.

        In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We continue to evaluate the impact that the adoption of SFAS 141(R) will have on our consolidated results of operations and financial condition, which impact will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us in the second quarter of fiscal 2009. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated results of operations and financial condition.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 became effective November 15, 2008. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations and financial condition.

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

        In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of earnings per share ("EPS"), and we will need to calculate EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on our calculation of EPS.

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of EITF 08-7 on our consolidated results of operations and financial condition.

        During fiscal 2008, we adopted FIN 48. See Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference, for the effect of applying FIN 48.

RESULTS OF OPERATIONS

        The following discussion compares the historical results of operations on a GAAP basis for the fiscal years ended October 31, 2008, 2007, and 2006. As discussed above, we have included the results of the business operations acquired from EDS in our consolidated results of operations beginning on August 26, 2008, the closing date of the EDS acquisition, and we have included those business operations as a separate business unit within HPS for financial reporting purposes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        Results of operations in dollars and as a percentage of net revenue were as follows for the following fiscal years ended October 31:

	2008		2007(2)		2006(2)
	In millions
Net revenue	$118,364	100.0%	$104,286	100.0%	$91,658	100.0%
Cost of sales(1)	89,921	76.0%	78,887	75.6%	69,427	75.7%

Gross profit	28,443	24.0%	25,399	24.4%	22,231	24.3%
Research and development	3,543	3.0%	3,611	3.5%	3,591	3.9%
Selling, general and administrative	13,104	11.1%	12,226	11.7%	11,266	12.3%
Amortization of purchased intangible assets	967	0.9%	783	0.7%	604	0.7%
In-process research and development charges	45	—	190	0.2%	52	—
Restructuring charges	270	0.2%	387	0.4%	158	0.2%
Acquisition-related charges	41	—	—	—	—	—
Pension curtailments and pension settlements, net	—	—	(517)	(0.5)%	—	—

Earnings from operations	10,473	8.8%	8,719	8.4%	6,560	7.2%
Interest and other, net	—	—	458	0.4%	631	0.6%

Earnings before taxes	10,473	8.8%	9,177	8.8%	7,191	7.8%
Provision for taxes	2,144	1.8%	1,913	1.8%	993	1.0%

Net earnings	$8,329	7.0%	$7,264	7.0%	$6,198	6.8%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Net Revenue

        The components of weighted-average net revenue growth as compared to prior-year periods were as follows for the following fiscal years ended October 31:

	2008	2007
	Percentage points
Personal Systems Group	5.6	7.9
HP Services	5.6	1.1
Imaging and Printing Group	0.9	1.8
Enterprise Storage and Servers	0.7	1.5
HP Software	0.5	1.2
HP Financial Services	0.4	0.3
Corporate Investments/Other	(0.2)	—

Total HP	13.5	13.8

        In fiscal 2008, HP net revenue increased approximately 13% from the prior-year period (8% on a constant currency basis). The favorable currency impact for fiscal 2008 was due primarily to the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

movement of the dollar against the euro. U.S. net revenue was $36.9 billion for fiscal 2008, an increase of 6% from the prior year, while international net revenue increased 17% to $81.4 billion.

        PSG net revenue increased in fiscal 2008 from fiscal 2007 as a result of a unit volume increase of 22%. The unit volume increase was the result of strong growth in notebooks with continued strength in emerging markets. The positive revenue impact from this unit volume increase was moderated by declines in average selling prices ("ASPs") in commercial and consumer clients of 7% and 4%, respectively.

        HPS net revenue increased in fiscal 2008 over the prior year due primarily to the acquisition of EDS on August 26, 2008. HPS net revenue, excluding EDS, also increased in fiscal 2008 from fiscal 2007 as a result of revenue growth in technology services primarily from IT solution support services, existing account growth in outsourcing services and base business growth in our consulting and integration business unit.

        IPG net revenue increased in fiscal 2008 from fiscal 2007 due to the growth in supplies net revenue as a result of higher unit volumes with strong performance from color-related products. For fiscal 2008, commercial and consumer hardware net revenues declined due primarily to competitive pricing pressures and a slowing economy.

        ESS net revenue increased in fiscal 2008 over the prior-year period due primarily to strong performance in storage, which was due in part to growth within our EVA and MSA product lines, and revenue growth in industry standard servers from increased unit volumes and blade revenues. Fiscal 2008 revenues in business critical systems were flat compared to the prior-year period.

        HP Software net revenue growth in fiscal 2008 from fiscal 2007 was attributable to strong growth in our business technology optimization ("BTO") business unit resulting from revenue increases in support, growth in license revenue, partially as a result of our acquisition of Opsware Inc. ("Opsware") in September 2007, and, to a lesser extent, increased services contract sales.

        HPFS net revenue increased in fiscal 2008 from the prior year due primarily to an increase in the mix of operating leases as a portion of our asset portfolio and growth in average portfolio assets.

        In fiscal 2007, HP net revenue increased approximately 14% from the prior-year period (10% on a constant currency basis). The favorable currency impact for fiscal 2007 was due primarily to the movement of the dollar against the euro. U.S. net revenue was $34.8 billion for fiscal 2007, an increase of 8% from the prior year, while international net revenue increased 17% to $69.5 billion.

        PSG had double-digit net revenue growth in fiscal 2007 across all regions as a result of overall unit volume increases of 28%. The unit volume increases resulted from strong growth in notebooks with significant improvements in emerging markets. The impact of these increases was partially offset by declines in ASPs in commercial and consumer clients of 5% and 1%, respectively.

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

        The net revenue growth in HP Software during fiscal 2007 was due primarily to growth in our BTO business as a result of the acquisition of Mercury Interactive Corporation ("Mercury") and increases in revenue from license and support contracts.

        The HPFS net revenue increase during fiscal 2007 was due primarily to operating lease growth and higher end-of-lease activity.

Gross Margin

        The weighted-average components of the change in gross margin as compared to prior-year periods were as follows for the following fiscal years ended October 31:

	2008	2007
	Percentage points
HP Software	0.1	0.6
Enterprise Storage and Servers	(0.1)	(0.1)
Personal Systems Group	(0.1)	(0.2)
Imaging and Printing Group	(0.1)	(0.2)
HP Services	(0.2)	0.1
HP Financial Services	—	(0.1)
Corporate Investments/Other	—	—

Total HP	(0.4)	0.1

        Total company gross margin decreased slightly in fiscal 2008 from fiscal 2007. On a segment basis, an increase in HP Software gross margin and a small increase in ESS gross margin were offset by small gross margin declines in HPS and HPFS and flat gross margin growth across our remaining segments.

        For fiscal 2008 as compared to fiscal 2007, the improvement in HP Software gross margin was primarily the result of cost savings in the BTO business unit.

        The slight improvement in ESS gross margin in fiscal 2008 from the prior year was primarily a result of improved cost management and attach rates in industry standard servers.

        In fiscal 2008, PSG gross margin remained flat due primarily to declining ASPs offset by an increase in the attach rate of higher-margin options.

        IPG gross margin remained flat in fiscal 2008 as compared to fiscal 2007 with improved supplies margins resulting from mix shifts being offset by unfavorable hardware margins.

        HPS gross margin declined in fiscal 2008 from the prior year due primarily to the acquisition of EDS in the fourth quarter. Without the impact of the EDS acquisition, HPS gross margin would have increased for the fiscal year.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        HPFS gross margin declined slightly in fiscal 2008 due primarily to higher bad debt expenses, the effect of which was partially offset by increased margins on end-of-lease activity.

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

Operating Expenses

  Research and Development

        Total research and development ("R&D") decreased in fiscal 2008 as compared to fiscal 2007, due primarily to effective cost controls, the effect of which was partially offset by the unfavorable currency impacts related to the movement of the dollar against the euro. Each of our major segments experienced a year-over-year decrease in R&D expense as a percentage of net revenue in fiscal 2008.

        Total R&D expense increased in fiscal 2007 due primarily to additional R&D expense as a result of the Mercury acquisition in the first quarter of fiscal 2007. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in R&D expense in fiscal 2007.

  Selling, General and Administrative

        Total selling, general and administrative ("SG&A") expense increased in fiscal 2008 due primarily to higher field selling costs as a result of our investments in sales resources, unfavorable currency impacts related to the movement of the dollar against the euro, and additional expenses related to the EDS acquisition. Each of our major segments experienced a year-over-year decrease in SG&A expense as a percentage of net revenue during fiscal 2008.

        Total SG&A expense increased during fiscal 2007 due primarily to additional expense as a result of the acquisition of Mercury in the first quarter of fiscal 2007, unfavorable currency impacts related to the movement of the dollar against the euro and additional investments in our sales forces. The ESS,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

HPS, PSG and IPG segments experienced a year-over-year decrease in SG&A expense as a percentage of net revenue during fiscal 2007, while HP Software experienced a year-over-year increase in SG&A expense.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense during fiscal 2008 as compared to fiscal 2007 was due primarily to amortization expenses related to the EDS acquisition as well as other acquisitions made in fiscal 2008.

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

  In-Process Research and Development Charges

        We record in-process research and development ("IPR&D") charges in connection with acquisitions accounted for as business combinations as more fully described in Note 6 to the Consolidated Financial Statements in Item 8. In fiscal 2008, 2007 and 2006 we recorded IPR&D charges of $45 million, $190 million and $52 million, respectively, related to acquisitions. The decrease in IPR&D in fiscal 2008 was due primarily to higher IPR&D expenses in the prior year as a result of our acquisition of Mercury in the first quarter of fiscal 2007.

  Restructuring Charges

        Restructuring charges for fiscal 2008 were $270 million, which included $246 million of charges due primarily to severance and facility costs related to the EDS acquisition and a net charge of $24 million relating to adjustments for existing restructuring programs.

        Restructuring charges for fiscal 2007 were $387 million, which included $354 million of expenses related to severance and other benefit costs associated with those employees who elected to participate in the early retirement program implemented in fiscal 2007 and a net charge of $33 million relating to adjustments to our previous restructuring programs.

        Restructuring charges in fiscal year 2006 were $158 million. This included a net charge of $233 million related to true-ups of severance and other related restructuring charges for all restructuring plans, a $6 million termination benefits expense and a $3 million settlement and curtailment loss from our non-U.S. pension plans related to the fiscal 2005 restructuring plan approved by our Board of Directors in the fourth quarter of fiscal 2005. These charges were partially offset by a $46 million settlement gain from the U.S. pension plans, a $24 million curtailment gain from the U.S. retiree medical program and a $14 million adjustment to reduce our non-cash stock-based compensation expense, all related to our fiscal 2005 restructuring plan.

        For more information on our restructuring charges, see Note 8 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

  Workforce Rebalancing

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments in fiscal 2008. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        In fiscal 2008, we recorded acquisition-related charges of $41 million for consultant integration costs and retention bonuses associated with our acquisition of EDS.

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

        For more information on our retirement and post-retirement benefit plans, see Note 15 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Interest and Other, Net

        Interest and other, net decreased by $458 million in fiscal 2008 as compared to fiscal 2007. The decrease resulted primarily from currency losses on balance sheet remeasurement items and lower interest income as a result of lower interest rates, the effect of which was partially offset by lower interest expense. Additionally, the prior-year period benefited from higher gains from the sale of real estate.

        Interest and other, net decreased by $173 million in fiscal 2007 from fiscal 2006. The decrease was due primarily to higher interest expense resulting from higher average debt balances. Net gains on investment in fiscal 2007 and fiscal 2006 resulted primarily from gains on the sale of equity investments, which were offset in part by impairment charges on our investment portfolio.

Provision for Taxes

        Our effective tax rates were 20.5%, 20.8% and 13.8% in fiscal 2008, 2007 and 2006, respectively.

        The decrease in the overall tax rate in fiscal 2008 from fiscal 2007 was related in part to lower tax rates in other jurisdictions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The increase in the overall tax rate in fiscal 2007 from fiscal 2006 was related in part to favorable income tax adjustments of $599 million recorded in fiscal 2006, which included net favorable tax adjustments of $565 million to income tax accruals as a result of the settlement of the Internal Revenue Service ("IRS") examinations of our U.S. income tax returns for fiscal years 1993 to 1998. The reductions to the net income tax accruals for these years related primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, and other issues involving our non-U.S. operations.

        For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and further explanation of our provision for taxes, see Note 13 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Segment Information

        A description of the products and services, as well as financial data, for each segment can be found in Note 18 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. We have realigned segment financial data for the fiscal years ended October 31, 2007 and 2006 to reflect changes in HP's organizational structure that occurred at the beginning of the first quarter of fiscal 2008. We describe these changes more fully in Note 18. We have presented the business segments in this Annual Report on Form 10-K based on the distinct nature of various businesses such as customer base, homogenity of products and technology. The discussions below include the results of each of our segments.

Technology Solutions Group

        ESS, HPS and HP Software are reported collectively as a broader Technology Solutions Group. We describe the results of the business segments of TSG in more detail below.

Enterprise Storage and Servers

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Net revenue	$19,400	$18,639	$17,211
Earnings from operations	$2,577	$2,148	$1,557
Earnings from operations as a % of net revenue	13.3%	11.5%	9.0%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2008	2007
	Percentage points
Storage	2.7	0.8
Industry standard servers	1.5	8.1
Business critical systems	(0.1)	(0.6)

Total ESS	4.1	8.3

        ESS net revenue increased 4.1% (decreased 0.5% when adjusted for currency) in fiscal 2008 from fiscal 2007. Storage net revenue increased 13% in fiscal 2008 compared to fiscal 2007, with strong

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

performance in mid-range EVA, entry MSA, tape media and storage software. Industry standard servers net revenue grew 2% in fiscal 2008 compared to fiscal 2007 as a result of growth in blade revenue and unit volumes. Revenue growth in the industry standard servers business was partially offset by the decline in average unit prices driven by market movement to low-end product lines and component cost declines. Business critical systems net revenue growth was flat in fiscal 2008 compared to fiscal 2007. Integrity servers net revenue grew 22% in fiscal 2008 and represents 79% of the business critical systems revenue mix, up from 64% in fiscal 2007. The increase was offset by revenue declines in the PA-RISC product line and the planned phase-out of our Alpha Server product line. The contribution of Integrity server revenue to the business critical systems revenue mix is currently within the range expected in future periods. Integrity servers revenue in fiscal 2008 also included revenue from Montvale-based Integrity servers.

        In fiscal 2008, ESS earnings from operations as a percentage of net revenue increased by 1.8 percentage points compared to fiscal 2007, due primarily to a decrease in operating expenses as a percentage of net revenue. Gross margin increased slightly in fiscal 2008 compared to fiscal 2007 due primarily to cost management and improved attach rates in industry standard servers, the effect of which was mostly offset by competitive pricing in storage and industry standard servers and a mix shift to entry level integrity servers. The decrease in operating expense as a percentage of net revenue in fiscal 2008 was due primarily to continued cost structure improvements.

        ESS net revenue increased 8.3% (4.8% when adjusted for currency) in fiscal 2007 from fiscal 2006. Industry standard servers revenue grew 14% in fiscal 2007 compared to fiscal 2006 as a result of strong growth in blade revenue and units, as well as increased option attach rates in the ProLiant server line. Storage net revenue increased 4% in fiscal 2007 compared to fiscal 2006, with the increase driven primarily by mid-range EVA products and commercial products within the storage area networks offerings, as well as improved revenue growth in storage software. This increase was partially moderated by the revenue declines in our tape business and high-end arrays. Business critical systems net revenue decreased 3% in fiscal 2007 compared to fiscal 2006. The decrease was due primarily to revenue declines in the PA-RISC product line and the planned phase out of our Alpha server product line. The declines were partially offset by strong net revenue growth in our Integrity servers, which represented 64% of the business critical systems revenue mix in fiscal 2007, up from 37% in fiscal 2006. We expect revenue mix from Integrity servers to continue to grow as customers migrate from PA-RISC and Alpha products.

        In fiscal 2007, ESS earnings from operations as a percentage of net revenue increased by 2.5 percentage points compared to fiscal 2006, due primarily to a decrease in operating expenses as a percentage of net revenue. Gross margin remained stable in fiscal 2007 compared to fiscal 2006 due primarily to improved cost management. The improved cost management was offset by an ongoing mix shift to lower-margin integrity products within business critical systems and a continued mix shift towards industry standard servers. The decrease in operating expense as a percentage of net revenue in fiscal 2007 was due primarily to cost structure improvements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

HP Services

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Net revenue	$22,397	$16,570	$15,578
Earnings from operations	$2,491	$1,787	$1,498
Earnings from operations as a % of net revenue	11.1%	10.8%	9.6%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2008	2007
	Percentage points
EDS(1)	23.3	N/A
Technology services	5.3	1.9
Outsourcing services	4.6	2.8
Consulting and integration	2.0	1.7

Total HPS	35.2	6.4

(1)
Represents the business operations acquired through our acquisition of EDS.

        HPS net revenue increased 35.2% over the prior year (29.1% when adjusted for currency), primarily due to the acquisition of EDS on August 26, 2008. The consolidated statements of earnings include the results of EDS since the date of acquisition. EDS net revenue includes revenue from infrastructure outsourcing services, applications services and business process outsourcing services, which accounted for approximately 56%, 30% and 14% of revenues, respectively. HPS net revenue, excluding EDS, increased 11.9% over the prior year (5.8% when adjusted for currency). Net revenue in technology services increased 10% in fiscal 2008 from the prior year due primarily to growth in IT solution support services, extended warranty revenue and favorable currency impacts, the impact of which was partially offset by competitive pricing pressures. Net revenue in outsourcing services increased 16% in fiscal 2008 due primarily to existing account growth, favorable currency impacts and new business, which were partially offset by installed base revenue erosion and pricing pressures. Net revenue in consulting and integration increased 11% in fiscal 2008 from the prior year due mainly to favorable currency impacts, base business growth and additional revenue from recent acquisitions.

        HPS earnings from operations as a percentage of net revenue in fiscal 2008 increased 0.3 percentage points. The operating margin increase was the result of a decrease in operating expenses as a percentage of net revenue, which was partially offset by a decrease in gross margin. In fiscal 2008, continued efficiency improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to the prior year. Technology services operating margin in fiscal 2008 continued to benefit from improved delivery efficiencies and cost controls, the impact of which was partially offset by the ongoing portfolio mix shift from higher-margin proprietary support to lower-margin areas such as IT solution services. Outsourcing services operating margin increased in fiscal 2008 due primarily to increased volume, cost controls and favorable currency impacts, the effect of which was partially offset by installed base contract erosion and pricing pressures. Consulting and integration operating margin increased in fiscal 2008 due mainly to favorable currency impacts and business growth.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        HPS net revenue increased 6.4% in fiscal 2007 from fiscal 2006 (2.6% when adjusted for currency). In fiscal 2007, the favorable currency impact was due primarily to the movement of the dollar against the euro. Net revenue in technology services increased 4% in fiscal 2007 from the prior year due primarily to favorable currency impacts, growth in the IT solution support services and extended warranty revenue, the impact of which was partially offset by competitive pricing pressures and revenue erosion from installed base contracts. Net revenue in outsourcing services increased 10% in fiscal 2007 from the prior year. The increase was driven mainly by favorable currency impacts, existing account growth and new business, which were partially offset by installed base revenue erosion and pricing pressures. Net revenue in consulting and integration increased 9% in fiscal 2007 from the prior year due mainly to acquisitions made in fiscal 2007 and favorable currency impacts.

        HPS earnings from operations as a percentage of net revenue in fiscal 2007 increased by 1.2 percentage points. The operating margin increase was the result of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase in fiscal 2007 was due primarily to the continued focus on cost structure improvements generated by delivery efficiencies and cost controls, the impact of which was partially offset by the impact from the continued competitive pricing environment. In fiscal 2007, continued efficiency improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to the prior year. Technology services operating margin in fiscal 2007 continued to benefit from improved delivery efficiencies and cost controls, the impact of which was offset in part by the impact of the ongoing portfolio mix shift from higher margin proprietary support to lower margin areas such as IT solution services. Outsourcing services operating margin increased in fiscal 2007 due primarily to improved delivery efficiencies and reduced operating expenses partially offset by contractual pricing pressure. Consulting and integration operating margin decreased in fiscal 2007 due mainly to increased customer project losses and acquisition related costs, the impact of which was partially offset by more efficient utilization of our consultants and operating expense improvement.

HP Software

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Net revenue	$3,029	$2,531	$1,437
Earnings (loss) from operations	$461	$221	$(17)
Earnings (loss) from operations as a % of net revenue	15.2%	8.7%	(1.2)%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The components of weighted-average net revenue growth as compared to the prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2008	2007
	Percentage points
Business technology optimization(1)	19.5	77.6
Other software(1)	0.2	(1.5)

Total HP Software	19.7	76.1

(1)
Effective in fiscal 2008 the OpenView business unit was renamed "Business technology optimization" ("BTO") and the OpenCall and Other business unit was renamed "Other software." The renamed "Other software" business unit includes primarily OpenCall and business information optimization products.

        HP Software net revenue increased 19.7% (14.4% when adjusted for currency) in fiscal 2008 from fiscal 2007. Net revenue from BTO increased 25% in fiscal 2008 as compared to fiscal 2007. BTO net revenue growth in fiscal 2008 was driven by increases in support, higher license revenue due in part to the Opsware acquisition, and increases in services contracts. Net revenue from Other software increased by 1% in fiscal 2008 as compared to fiscal 2007. The growth in Other software net revenue in fiscal 2008 was attributable primarily to the growth in the information management business due in part to our acquisition of Tower Software in May 2008, when growth was partially offset by a decline in OpenCall net revenue resulting from a competitive environment following industry consolidation and the transfer of some hardware revenues to ESS due to a platform shift.

        HP Software earnings from operations as a percentage of net revenue increased by 6.5 percentage points in fiscal 2008 as compared to fiscal 2007. The operating margin increase in fiscal 2008 was the result of a combination of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The increase in gross margin in fiscal 2008 was due primarily to cost savings in the BTO business, cost structure improvements as a result of increased scale in the information management business and, to a lesser extent, a favorable change in the revenue mix driven by higher revenues from the BTO business, which typically has higher gross margins than the remainder of the segment. The decrease in operating expenses as a percentage of net revenue in fiscal 2008 was due primarily to continued cost controls, the effect of which was partially offset by increased field selling costs driven by sales force investments.

        HP Software net revenue increased 76.1% (72.8% when adjusted for currency) in fiscal 2007 as compared to fiscal 2006. The favorable currency impact was due primarily to the movement of the dollar against the euro. Excluding the results of Mercury, HP Software's revenue grew 9.6% in fiscal 2007. Net revenue associated with the acquisition of Mercury was included in the results of BTO, which increased 125% in fiscal 2007 and 18% in the same respective period without Mercury. BTO net revenue growth also was the result of increases in revenue from license and support contracts. Net revenue for Other software decreased 4% in fiscal 2007. The decrease in Other software net revenue was due primarily to a platform shift that resulted in a transfer of the hardware revenue to ESS.

        The operating margin improvement of 9.9 percentage points in fiscal 2007 as compared to fiscal 2006 was the result primarily of an increase in gross margin and to a lesser degree a decrease in operating expense as a percentage of net revenue. In fiscal 2007, the improvement in gross margin was a result of a favorable change in revenue mix driven by the inclusion of revenue from Mercury licenses

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

and support, which typically have a higher gross margin than the other offerings in the segment, and to a lesser degree by more effective management of the support costs for BTO and Other software. Operating expense as a percentage of net revenue in fiscal 2007 decreased due primarily to cost controls and synergy savings from the Mercury acquisition.

Personal Systems Group

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Net revenue	$42,295	$36,409	$29,166
Earnings from operations	$2,375	$1,939	$1,152
Earnings from operations as a % of net revenue	5.6%	5.3%	3.9%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2008	2007
	Percentage points
Notebook PCs	13.8	19.3
Desktop PCs	2.0	4.3
Workstations	0.5	1.2
Handhelds	(0.5)	(0.4)
Other	0.4	0.4

Total PSG	16.2	24.8

        PSG net revenue increased 16.2% (10.8% when adjusted for currency) in fiscal 2008 from fiscal 2007. Unit volumes increased by 22% in fiscal 2008 as compared to fiscal 2007. The unit volume increase was the result of strong growth in notebooks, with continued strength in emerging markets. In fiscal 2008, net revenue for notebook PCs increased 28% while net revenue for desktop PCs increased 5% from the prior-year period. In fiscal 2008, net revenue for consumer clients increased 19%, while net revenue for commercial clients increased 15% from the prior-year period. The net revenue increase in Other PSG in fiscal 2008 was related primarily to increased sales of third-party branded options and extended warranties. The revenue increase was partially offset by a decline in handhelds revenue driven by product transition within converged devices. In fiscal 2008, the positive revenue impact from the PSG unit volume increase compared to fiscal 2007 was also moderated by a 7% decline in commercial client ASPs and a 4% decline in consumer client ASPs. ASPs declined from the prior year as a result of price erosion related to component cost reductions and a competitive pricing environment, the effect of which was partially offset by an increased notebook mix and improved attach rates for monitors and other options.

        PSG earnings from operations as a percentage of net revenue increased by 0.3 percentage points in fiscal 2008 from fiscal 2007 as a result of a decrease in operating expenses as a percentage of net revenue combined with a flat gross margin. Gross margin performance was a result of declining ASPs offset by an increase in the attach rate of higher-margin options. The operating expense decline as a percentage of net revenue in fiscal 2008 was the result primarily of the increased net revenue and continued efforts to improve our cost structure through efficiency measures.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        PSG net revenue increased 24.8% (20.6% when adjusted for currency) in fiscal 2007 from fiscal 2006. Unit volumes increased by 28% in fiscal 2007, driving double-digit net revenue growth across all regions. The unit volume increase was the result of strong growth in notebooks, with significant improvements in emerging markets. In fiscal 2007, net revenue for notebook PCs increased 47% while net revenue for desktop PCs increased 9% from the prior-year period. In fiscal 2007, net revenue for consumer clients increased 39%, while net revenue for commercial clients increased 16% from the prior-year period. The net revenue increase in Other PSG in fiscal 2007 was related primarily to improvements in extended warranty sales. The revenue increase was partially offset by decreases in handhelds revenue due to declines in the PDA product market, which were partially offset by our new converged device and travel companion products. In fiscal 2007, the positive revenue impact from the PSG unit volume increase compared to fiscal 2006 was also moderated by a 5% decline in commercial client ASPs and a 1% decline in consumer client ASPs. The decline in ASPs from the prior year was a result of price erosion related to component cost reductions, the impact of which was partially offset by increased notebook mix and monitor attach rates.

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

Imaging and Printing Group

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Net revenue	$29,385	$28,465	$26,786
Earnings from operations	$4,590	$4,315	$3,978
Earnings from operations as a % of net revenue	15.6%	15.2%	14.9%

        The components of weighted-average net revenue growth as compared to prior-year periods by business unit were as follows for the following fiscal years ended October 31:

	2008	2007
	Percentage points
Supplies	5.2	5.7
Commercial hardware	(0.2)	0.5
Consumer hardware	(1.8)	0.1

Total IPG	3.2	6.3

        IPG net revenue increased 3.2% (decreased 1.1% when adjusted for currency) in fiscal 2008 from fiscal 2007. The growth in printer supplies net revenue in fiscal 2008 from fiscal 2007 reflected higher unit volumes of supplies as a result of the strong performance of color-related products. The decrease in commercial hardware net revenue in fiscal 2008 from fiscal 2007 was due mainly to competitive pricing pressures, the effect of which was partially offset by unit volume growth in multifunction printers, color laser printers and large format printing products and revenue from recent acquisitions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The decrease in consumer hardware net revenue in fiscal 2008 from fiscal 2007 was due primarily to discontinued sales of cameras, competitive pricing pressures and lower unit volumes of consumer hardware as a result of slower growth in the overall consumer printer market. Both consumer and commercial hardware were impacted by the continued shift in demand to lower-priced products and a slowing economy, which caused average revenue per unit in each category to decline.

        IPG earnings from operations as a percentage of net revenue increased by 0.4 percentage points in fiscal 2008 from the prior fiscal year. The operating margin improvement in fiscal 2008 was due to lower operating expenses as a percentage of net revenue. In fiscal 2008, the gross margin remained flat driven by improved margins for supplies as a result of product mix, the effect of which was offset by unfavorable hardware margins. The decrease in operating expenses as a percentage of net revenue in fiscal 2008 was due primarily to higher revenue and continued cost controls, the effect of which was partially offset by increased investments in our enterprise printing sales force.

        IPG net revenue increased 6.3% (4.3% when adjusted for currency) in fiscal 2007 from fiscal 2006. The favorable currency impact was due primarily to the movement of the dollar against the euro in fiscal 2007. The growth in printer supplies net revenue in fiscal 2007 from fiscal 2006 reflected higher unit volumes of supplies as a result of the continued expansion of printer hardware placements and the strong performance of supplies for color-related products. The growth in commercial hardware net revenue in fiscal 2007 was attributable mainly to unit volume growth in multifunction printers and revenue from our digital press and large format printing products. The slight increase in consumer hardware net revenue in fiscal 2007 was attributable to increased unit volumes, improved average revenue per unit performance and a mix shift from single function products to All-in-Ones, the impact of which was partially offset by the continued shift in demand to lower priced products and strategic pricing decisions.

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

HP Financial Services

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Net revenue	$2,698	$2,336	$2,078
Earnings from operations	$192	$155	$147
Earnings from operations as a % of net revenue	7.1%	6.6%	7.1%

        HPFS net revenue increased by 15.5% in fiscal 2008 from fiscal 2007. The net revenue increase was due primarily to a shift towards operating leases from financing leases in the overall portfolio asset mix, higher average portfolio assets during the year, higher end-of-lease activity and a favorable currency impact.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        HPFS earnings from operations as a percentage of net revenue increased by 0.5 percentage points in fiscal 2008 from fiscal 2007 due primarily to a decrease in operating expenses as a percentage of net revenue and increased margin on end-of lease activity, the effect of which was offset by higher bad debt expenses and lower portfolio margins due to higher operating leases in the portfolio asset mix. The operating expense decrease as a percentage of revenue is driven by a higher rate of increase in revenues relative to operating expenses due to higher operating lease mix of the portfolio and continued cost controls.

        HPFS net revenue increased by 12.4% in fiscal 2007 from fiscal 2006. The net revenue increase was due primarily to operating lease growth and higher end-of-lease activity. The financing lease growth and increased used equipment sales, to a lesser extent, also contributed to the revenue growth.

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

Financing Originations

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Total financing originations	$4,872	$4,441	$3,994

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services, and include intercompany activity, increased 9.7% in fiscal 2008 from fiscal 2007 and 11.2% in fiscal 2007 from fiscal 2006. The increases reflect higher financing associated with HP product sales resulting from improved integration and engagement with HP's sales efforts and a favorable currency impact.

Portfolio Assets and Ratios

        HPFS maintains a strategy to generate a competitive return on equity by effectively leveraging its portfolio against the risks associated with interest rates and credit. The HPFS business model is asset-intensive and uses certain internal metrics to measure its performance against other financial services companies, including a segment balance sheet that is derived from our internal management reporting system. The accounting policies used to derive these amounts is substantially the same as those used by the consolidated company. However, certain intercompany loans and accounts that are reflected in the segment balances are eliminated in our Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows for the following fiscal years ended October 31:

	2008	2007
	In millions
Portfolio assets(1)	$8,297	$8,415

Allowance for doubtful accounts	90	84
Operating lease equipment reserve	60	49

Total reserves	150	133

Net portfolio assets	$8,147	$8,282

Reserve coverage	1.8%	1.6%
Debt to equity ratio(2)	6.5x	6.0x

(1)
Portfolio assets include gross financing receivables of approximately $5.1 billion at October 31, 2008 and $5.4 billion at October 31, 2007 and net equipment under operating leases of $1.8 billion at October 31, 2008 and at October 31, 2007, as disclosed in Note 10 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $700 million at October 31, 2008 and $500 million at October 31, 2007, and intercompany leases of approximately $800 million at October 31, 2008 and $700 million at October 31, 2007, both of which are eliminated in consolidation.

(2)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at October 31, 2008 decreased 2% from October 31, 2007. The decrease resulted from unfavorable currency impact partially offset by financing originations in fiscal 2008. The overall percentage of portfolio assets reserved increased due primarily to higher specific customer reserves. HPFS funds its operations mainly through a combination of intercompany debt and equity. In addition to the balances reflected above, HP assumed net portfolio assets of $140 million through the acquisition of EDS.

  Rollforward of Reserves:

	October 31, 2007	Additions to allowance	Deductions, net of recoveries	Oct 31, 2008
	In millions
Allowance for doubtful accounts	$84	$49	$(43)	$90
Operating lease equipment reserve	49	36	(25)	60

Total reserve	$133	$85	$(68)	$150

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Investments

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Net revenue	$965	$762	$566
Earnings (loss) from operations	$49	$(57)	$(151)
Earnings (loss) from operations as a % of net revenue	5.1%	(7.5)%	(26.7)%

        The majority of the net revenue in Corporate Investments relates to network infrastructure products sold under the brand "ProCurve Networking." In fiscal 2008, revenue from network infrastructure products increased 26% compared to the same period in fiscal 2007 as the result of continued increased sales of enterprise class gigabit and 10 gigabit Ethernet switch products. Fiscal 2008 network infrastructure revenue includes a small amount of revenue from Colubris Networks, Inc., a company that HP acquired on October 1, 2008.

        Corporate Investments reported earnings from operations in fiscal 2008 compared to losses in fiscal 2007 due primarily to increased earnings from operations generated by network infrastructure products and lower expenses related to HP Labs.

        In fiscal 2007, the majority of the net revenue in Corporate Investments related to network infrastructure products, which grew 33% from fiscal 2006 as new product introductions continued to drive increased sales of enterprise class gigabit Ethernet switch products.

        Corporate Investments loss from operations in fiscal 2007 was due primarily to expenses associated with corporate development, global alliances and HP Labs that are carried in the segment. The year-over-year decrease in operating losses was driven primarily by higher earnings from operations generated by network infrastructure products.

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

        The information discussed below is presented based on our historical results, which include the results of EDS for the period following the August 26, 2008 closing date of the acquisition.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION (Sources and Uses of Cash)

        Our total cash and cash equivalents declined approximately 10% to $10.2 billion at October 31, 2008 from $11.3 billion at October 31, 2007 due primarily to increased investment spending on acquisitions and increased borrowings, which were partially offset by positive operating cash flows. Our cash position remains strong, and we believe our cash balances are sufficient to cover cash outlays expected in fiscal 2009 associated with additional stock repurchases, acquisitions, company bonus payments, and other operating cash requirements.

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Net cash provided by operating activities	$14,591	$9,615	$11,353
Net cash used in investing activities	(13,711)	(9,123)	(2,787)
Net cash used in financing activities	(2,020)	(5,599)	(6,077)

Net (decrease) increase in cash and cash equivalents	$(1,140)	$(5,107)	$2,489

Key Performance Metrics

	October 31
	2008	2007	2006
Days of sales outstanding in accounts receivable	45	43	40
Days of supply in inventory	27	34	38
Days of purchases outstanding in accounts payable	(49)	(50)	(59)

Cash conversion cycle	23	27	19

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

        The increase in DSO was due primarily to a higher accounts receivable balance during the fourth quarter of fiscal 2008 compared to the same period in fiscal 2007 and the effect of the EDS acquisition. The decrease in DOS was due primarily to more efficient inventory management, higher cost of goods sold during the fourth quarter of 2008 as a result of increased revenues and the effect of the EDS acquisition. The slight decrease in DPO was due primarily to purchasing linearity and improved

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

accounts payable management. These changes contributed to the decrease in our current year cash conversion cycle compared to the prior year.

2008 Compared to 2007

Operating Activities

        Net cash provided by operating activities increased by approximately $5.0 billion during fiscal 2008 from fiscal 2007. The increase was due primarily to higher net earnings in fiscal 2008, a decrease in accounts and financing receivables, and increased accounts payable.

Investing Activities

        Net cash used in investing activities increased by approximately $4.6 billion in fiscal 2008 from fiscal 2007, due primarily to higher cash payments made in connection with acquisitions.

Financing Activities

        Net cash used in financing activities decreased by approximately $3.6 billion during fiscal 2008 from fiscal 2007. The decrease was due primarily to higher net issuance of commercial paper and debt.

Common Stock Repurchases

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. In fiscal 2008, we completed share repurchases of approximately 230 million shares. Repurchases of approximately 216 million shares were settled for $9.6 billion, which included approximately 1 million shares repurchased in transactions that were executed in fiscal 2007 but settled in fiscal 2008. At the end of fiscal 2008, we had approximately 14 million shares which would be settled in the next fiscal year. In fiscal 2007, we completed share repurchases of approximately 209 million shares. Repurchases of approximately 210 million shares were settled for $9.1 billion in fiscal 2007, including approximately 1 million shares repurchased in transactions that were executed in fiscal 2006 but settled in fiscal 2007.

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. On September 19, 2008, our Board of Directors authorized an additional $8.0 billion for future share repurchases. As of October 31, 2008, we had remaining authorization of approximately $9.1 billion for future share repurchases. For more information on our share repurchases, see Item 5 and Note 14 to the Consolidated Financial Statements in Item 8, which are incorporated herein by reference.

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

        In addition to the above transactions, we entered into an Accelerated Share Repurchase program (the "ASR Program") with a third-party investment bank during the second quarter of fiscal 2007. Pursuant to the terms of the ASR Program, we purchased 40 million shares of our common stock from a third-party bank for $1.8 billion (the "Purchase Price") on March 30, 2007 (the "Purchase Date"). We decreased our shares outstanding and reduced the outstanding shares used to calculate the weighted-average common shares outstanding for both basic and diluted EPS on the Purchase Date. The shares delivered to us included shares that the investment bank borrowed from third parties. The investment bank purchased an equivalent number of shares in the open market to cover its position with respect to the borrowed shares during a contractually specified averaging period that began on the Purchase Date and ended on June 6, 2007. At the end of the averaging period, the investment bank's total purchase cost based on the volume weighted-average purchase price of our shares during the averaging period was approximately $90 million less than the Purchase Price. Accordingly, we had the option to receive either additional shares of our common stock or a cash payment in the amount of the difference from the investment bank. In June 2007, we received approximately 2 million additional shares purchased by the investment bank in the open market with a value approximately equal to that amount. We reduced our shares outstanding upon receipt of those shares.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and our overall cost of capital. Outstanding debt increased to $17.9 billion as of October 31, 2008 as compared to $8.2 billion at October 31, 2007, bearing weighted-average interest rates of 3.9% and 5.2%, respectively. Short-term borrowings increased to $10.2 billion at October 31, 2008 from $3.2 billion at October 31, 2007. The increase in short-term borrowings was due primarily to the net issuance of approximately $5.0 billion of our commercial paper, including $9.9 billion of commercial paper issued to fund the acquisition of EDS, and the reclassification from long-term to short-term debt, including $1.0 billion in global notes that will mature in June 2009, $750 million in global notes that will mature in September 2009 and $700 million in senior notes that will mature in October 2009. During fiscal 2008, we issued $40.0 billion and repaid $34.9 billion of commercial paper. Long-term debt increased to $7.7 billion at October 31, 2008 from $5.0 billion at October 31, 2007. The increase in long-term debt was due primarily to the issuance of an aggregate of $3.0 billion in global notes in March 2008 and the assumption of $2.6 billion of debt in connection with the EDS acquisition, the effect of which was offset by the repayment of $500 million in global notes at maturity in March 2008, the repayment of $50 million of Series A Medium-Term Notes at maturity in December 2007, the redemption of approximately $377 million in zero-coupon subordinated convertible notes in March 2008 and the reclassifications from long-term to short-term debt. As of October 31, 2008, we had $6.1 million in total borrowings collateralized by certain financing receivable assets.

        As of October 31, 2008, a significant portion of our outstanding debt is related to HPFS. We issue debt in order to finance HPFS and as needed for other purposes, including acquisitions. HPFS has a business model that is asset-intensive in nature and therefore we fund HPFS more by debt than we fund our other business segments. At October 31, 2008, HPFS had approximately $8.1 billion in net portfolio assets, which included short- and long-term financing receivables and operating lease assets.

        See Note 12 to the Consolidated Financial Statements, which is incorporated herein by reference, for additional information about our borrowings.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        At October 31, 2008, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

		At October 31, 2008
	Original amount available
		Used		Available
	In millions
2002 Shelf Registration Statement(1)
Debt, U.S. global securities and up to $1,500 of Series B Medium-Term Notes	$3,000	$2,000		$1,000
Uncommitted lines of credit	2,600	1,400	(2)	1,200
Commercial paper programs
U.S.	16,000	6,960		9,040
Euro.	500	186		314

	$22,100	$10,546		$11,554

(1)
We are unable to issue any additional securities under the 2002 Shelf Registration Statement as of December 1, 2008.

(2)
Approximately $863 million of this amount was recorded as debt as of October 31, 2008; the remaining amount was used to satisfy business operational requirements.

        In addition to the financing resources listed above, we had the additional borrowing resources described below.

        In May 2006, we filed a shelf registration statement (the "2006 Shelf Registration Statement") with the SEC to enable us to offer and sell, from time to time, in one or more offerings, an unlimited amount of debt securities, common stock, preferred stock, depositary shares and warrants.

        We have a $2.9 billion U.S. credit facility expiring in May 2012. In February and July 2008, we entered into additional 364-day credit facilities of $3.0 billion and $8.0 billion, respectively. The credit facilities are senior unsecured committed borrowing arrangements that we put in place primarily to support our U.S. commercial paper program. Under the terms of the July 2008 credit facility, the amount of credit available declines in an amount equal to the proceeds of any future issuance of long-term debt by us. On December 5, 2008, we issued $2.0 billion of global notes under the 2006 Shelf Registration Statement, which resulted in a reduction in the amount of credit available under the July 2008 credit facility to $6.0 billion. Our ability to have a U.S. commercial paper outstanding balance that exceeds the $11.9 billion supported by our credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        In October 2008, we registered for the Commercial Paper Funding Facility (CPFF) provided by the Federal Reserve Bank of New York. The facility enables us to issue three-month unsecured commercial paper through a special purpose vehicle of the Federal Reserve at a rate established by the CPFF program, which is currently equal to a spread over the three-month overnight index swap rate. The maximum amount of commercial paper that we may issue at any time through this program is $10.4 billion less the total principal amount of all other outstanding commercial paper that we have issued. We will be unable to issue commercial paper under the program after April 30, 2009. As of October 31, 2008, we had not issued any commercial paper under the CPFF program.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $584 million as of October 31, 2008. We sold approximately $2.7 billion of trade receivables during fiscal 2008. As of October 31, 2008, we had approximately $142 million available under these programs.

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Ratings Services, Moody's Investors Service and Fitch Ratings currently rate our senior unsecured long-term debt A, A2 and A+ and our short-term debt A-1, Prime-1 and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including drawdowns under our credit facility or the issuance of notes under our existing shelf registration statements.

Contractual Obligations

        The impact that we expect our contractual obligations as of October 31, 2008 to have on our liquidity and cash flow in future periods is as follows:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	In millions
Long-term debt, including capital lease obligations(1)	$10,271	$2,682	$1,113	$4,765	$1,711
Operating lease obligations	3,754	1,017	1,357	656	724
Purchase obligations(2)	3,303	2,596	572	110	25

Total	$17,328	$6,295	$3,042	$5,531	$2,460

(1)
Amounts represent the expected cash payments of our long-term debt and do not include any fair value adjustments or discounts. Included in our long-term debt are approximately $372 million of capital lease obligations that are secured by certain equipment.

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

        In addition to the above, at October 31, 2008, we had approximately $1.7 billion of recorded FIN 48 liabilities and related interest and penalties. Of this liability amount, approximately $340 million is expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. The $1.7 billion of FIN 48 liabilities and related interest and penalties will be partially offset by $330 million of deferred tax assets and interest receivable.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Funding Commitments

        During fiscal 2008, we made approximately $170 million of contributions to non-U.S. pension plans, paid $6 million to cover benefit payments to U.S. non-qualified plan participants, and paid $50 million to cover benefit claims under post-retirement benefit plans. In addition, we used $25 million of cash to fund the distribution and subsequent transfer of accrued pension benefits from the U.S. Excess Benefit Plan to the U.S. Executive Deferred Compensation Plan for the terminated vested plan participants. In fiscal 2009, we expect to contribute approximately $360 million to our pension plans and approximately $35 million to cover benefit payments to U.S. non-qualified plan participants. We also expect to pay approximately $70 million to cover benefit claims for our post-retirement benefit plans in fiscal 2009. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government, funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

        We will make a significant cash payment associated with our fiscal 2008 bonus programs. We have implemented bonus programs that are designed to reward our employees upon achievement of annual performance objectives. We calculate bonuses based on a formula, with performance relative to targets, year over year improvements and market conditions that are set at the beginning of each fiscal year. Our Board of Directors approves the final bonus payments. We accrued and expensed this bonus, as it was earned, throughout fiscal 2008.

        In connection with the acquisition of EDS, we implemented a restructuring program to streamline our services business and to better align the structure and efficiency of that business with the operating model that we have successfully implemented in recent years. The restructuring program will be implemented over the next four years and will include changes to our workforce as well as cost savings from corporate overhead functions, such as real estate, IT and procurement. As part of the restructuring program, we expect to eliminate approximately 24,700 positions, with nearly half of the eliminations occurring in the United States. As a result of our approved restructuring plans, we expect future cash expenditures of approximately $2.1 billion. We expect to make cash payments of approximately $1.3 billion in fiscal 2009 and the majority of the remaining amount through 2012.

Subsequent Acquisitions

        For subsequent acquisitions, see Note 6 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2008, we are not involved in any material unconsolidated SPEs.

Guarantees and Indemnifications

        In the ordinary course of business, we may provide certain clients, principally governmental entities, with subsidiary performance guarantees and/or financial performance guarantees, which may be backed by standby letters of credit or surety bonds. In general, we would be liable for the amounts of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

these guarantees in the event our or our subsidiaries' nonperformance permits termination of the related contract by our client, the likelihood of which we believe is remote. We believe we are in compliance with our performance obligations under all service contracts for which there is a performance guarantee.

        As a result of the acquisition of EDS, we acquired certain service contracts supported by client financing or securitization arrangements. Under specific circumstances involving non performance resulting in service contract termination or failure to comply with terms under the financing arrangement we would be required to acquire certain assets. We consider the possibility of our failure to comply to be remote and the asset amounts involved not material.

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

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets, liabilities and debt denominated in currencies other than the U.S. dollar. We transact business in approximately 40 currencies worldwide, of which the most significant to our operations for fiscal 2008 were the euro, the Japanese yen and the British pound. For most currencies, we are a net receiver of the foreign currency and therefore benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Even where we are a net receiver, a weaker U.S. dollar may adversely affect certain expense figures taken alone. We use a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in our forecasted net revenue and, to a lesser extent, cost of sales and inter-company lease loan denominated in currencies other than the U.S. dollar. In addition, when debt is denominated in a foreign currency, we may use swaps to exchange the foreign currency principal and interest obligations for U.S. dollar-denominated amounts to manage the exposure to changes in foreign currency exchange rates. We also use other derivatives not designated as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," consisting primarily of forward contracts to hedge foreign currency balance sheet exposures. We recognize the gains and losses on foreign currency forward contracts in the same period as the remeasurement losses and gains of the related foreign currency-denominated exposures. Alternatively, we may choose not to hedge the foreign currency risk associated with our foreign currency exposures, primarily if such exposure acts as a natural foreign currency hedge for other offsetting amounts denominated in the same currency or the currency is difficult or too expensive to hedge.

        We have performed sensitivity analyses as of October 31, 2008 and 2007, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of foreign currency exchange rates relative to the U.S. dollar, with all other variables held constant. The analyses cover all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates we used were based on market rates in effect at October 31, 2008 and 2007. The sensitivity analyses indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a foreign exchange loss of $141 million and $104 million at October 31, 2008 and October 31, 2007, respectively.

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

        We have performed sensitivity analyses as of October 31, 2008 and 2007, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% adverse movement in the levels of interest rates across the entire yield curve, with all other variables held constant. The analyses cover our debt, investment instruments, financing receivables and interest rate swaps. The analyses use actual maturities for the debt, investments and interest rate swaps and approximate maturities for financing receivables. The discount rates we used were based on the market interest rates in effect at October 31, 2008 and 2007. The sensitivity analyses indicated that a hypothetical 10% adverse movement in interest rates would result in a loss in the fair values of our debt and investment instruments and financing receivables, net of interest rate swap positions, of $9 million at October 31, 2008 and $17 million at October 31, 2007.

Equity price risk

        We are also exposed to equity price risk inherent in our portfolio of publicly-traded equity securities, which had an estimated fair value of $5 million at October 31, 2008 and $9 million at October 31, 2007. We monitor our equity investments for impairment on a periodic basis. In the event that the carrying value of the equity investment exceeds its fair value, and we determine the decline in value to be other than temporary, we reduce the carrying value to its current fair value. Generally, we do not attempt to reduce or eliminate our market exposure on these equity securities. However, we may use derivative transactions to hedge certain positions from time to time. We do not purchase our equity securities with the intent to use them for speculative purposes. A hypothetical 30% adverse change in the stock prices of our publicly-traded equity securities would result in a loss in the fair values of our marketable equity securities of $2 million at October 31, 2008 and $3 million at October 31, 2007. The aggregate cost of privately-held companies, marketable trading securities and other investments was $425 million at October 31, 2008 and $533 million at October 31, 2007.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hewlett-Packard Company and subsidiaries at October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hewlett-Packard Company's internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2008 expressed an unqualified opinion thereon.

        As discussed in Note 1 to the consolidated financial statements, in fiscal year 2008, Hewlett-Packard Company changed its method of accounting for income taxes in accordance with the guidance provided in Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" and, in fiscal year 2007 Hewlett-Packard Company changed its method of accounting for defined benefit postretirement plans in accordance with the guidance provided in Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R)."

/s/ ERNST & YOUNG LLP
San Jose, California December 15, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Hewlett-Packard Company

        We have audited Hewlett-Packard Company's internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hewlett-Packard Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Electronic Data Systems Corporation, which is included in the 2008 consolidated financial statements of Hewlett-Packard Company. For the fiscal year ended October 31, 2008, Electronic Data Systems Corporation constituted 3 percent of Hewlett-Packard Company's total net revenue, and the fair value assigned to tangible assets for purposes of applying the purchase method of accounting as of the acquisition date accounted for approximately 11 percent of Hewlett-Packard Company's total assets as of October 31, 2008. Our audit of internal control over financial reporting of Hewlett-Packard Company also did not include evaluation of the internal control over financial reporting of Electronic Data Systems Corporation.

        In our opinion, Hewlett-Packard Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008 based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Hewlett-Packard Company and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended October 31, 2008 and our report dated December 15, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California December 15, 2008

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

        HP's management assessed the effectiveness of HP's internal control over financial reporting as of October 31, 2008, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As discussed in Note 6 to the Consolidated Financial Statements, HP completed its acquisition of Electronic Data Systems Corporation ("EDS") in August 2008. HP has excluded EDS from its assessment of the effectiveness of its internal control over financial reporting as of October 31, 2008. Revenue from the business operations acquired from EDS represented approximately 3 percent of HP's total net revenue for the fiscal year ended October 31, 2008, and the fair value assigned to tangible assets for purposes of applying the purchase method of accounting as of the date of the acquisition accounted for approximately 11 percent of HP's total assets as of October 31, 2008. Based on the assessment by HP's management, we determined that HP's internal control over financial reporting was effective as of October 31, 2008. The effectiveness of HP's internal control over financial reporting as of October 31, 2008 has been audited by Ernst & Young LLP, HP's independent registered public accounting firm, as stated in their report which appears on page 78 of this Annual Report on Form 10-K.

/s/ MARK V. HURD Mark V. Hurd Chairman, Chief Executive Officer and President December 15, 2008	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer December 15, 2008

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

	For the fiscal years ended October 31
	2008	2007	2006
	In millions, except per share amounts
Net revenue:
Products	$91,697	$84,229	$73,557
Services	26,297	19,699	17,773
Financing income	370	358	328

Total net revenue	118,364	104,286	91,658

Costs and expenses:
Cost of products	69,342	63,435	55,248
Cost of services	20,250	15,163	13,930
Financing interest	329	289	249
Research and development	3,543	3,611	3,591
Selling, general and administrative	13,104	12,226	11,266
Amortization of purchased intangible assets	967	783	604
In-process research and development charges	45	190	52
Restructuring charges	270	387	158
Acquisition-related charges	41	—	—
Pension curtailments and pension settlements, net	—	(517)	—

Total operating expenses	107,891	95,567	85,098

Earnings from operations	10,473	8,719	6,560

Interest and other, net	—	458	631

Earnings before taxes	10,473	9,177	7,191
Provision for taxes	2,144	1,913	993

Net earnings	$8,329	$7,264	$6,198

Net earnings per share:
Basic	$3.35	$2.76	$2.23

Diluted	$3.25	$2.68	$2.18

Weighted-average shares used to compute net earnings per share:
Basic	2,483	2,630	2,782

Diluted	2,567	2,716	2,852

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	October 31
	2008	2007
	In millions, except par value
ASSETS
Current assets:
Cash and cash equivalents	$10,153	$11,293
Short-term investments	93	152
Accounts receivable	16,928	13,420
Financing receivables	2,314	2,507
Inventory	7,879	8,033
Other current assets	14,361	11,997

Total current assets	51,728	47,402

Property, plant and equipment	10,838	7,798
Long-term financing receivables and other assets	10,468	7,647
Goodwill	32,335	21,773
Purchased intangible assets	7,962	4,079

Total assets	$113,331	$88,699

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$10,176	$3,186
Accounts payable	14,138	11,787
Employee compensation and benefits	4,159	3,465
Taxes on earnings	869	1,891
Deferred revenue	6,287	5,025
Accrued restructuring	1,099	123
Other accrued liabilities	16,211	13,783

Total current liabilities	52,939	39,260

Long-term debt	7,676	4,997
Other liabilities	13,774	5,916
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,415 and 2,580 shares issued and outstanding, respectively)	24	26
Additional paid-in capital	14,012	16,381
Retained earnings	24,971	21,560
Accumulated other comprehensive (loss) income	(65)	559

Total stockholders' equity	38,942	38,526

Total liabilities and stockholders' equity	$113,331	$88,699

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Cash flows from operating activities:
Net earnings	$8,329	$7,264	$6,198
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,356	2,705	2,353
Stock-based compensation expense	606	629	536
Provision for doubtful accounts — accounts and financing receivables	275	47	4
Provision for inventory	214	362	267
Restructuring charges	270	387	158
Pension curtailments and pension settlements, net	—	(517)	—
In-process research and development charges	45	190	52
Acquisition-related charges	41	—	—
Deferred taxes on earnings	1,035	415	693
Excess tax benefit from stock-based compensation	(293)	(481)	(251)
Losses (gains) on investments	11	(14)	(25)
Other, net	(83)	(86)	18
Changes in assets and liabilities:
Accounts and financing receivables	(261)	(2,808)	(882)
Inventory	89	(633)	(1,109)
Accounts payable	1,630	(346)	1,879
Taxes on earnings	(43)	502	(513)
Restructuring	(165)	(606)	(810)
Other assets and liabilities	(465)	2,605	2,785

Net cash provided by operating activities	14,591	9,615	11,353

Cash flows from investing activities:
Investment in property, plant and equipment	(2,990)	(3,040)	(2,536)
Proceeds from sale of property, plant and equipment	425	568	556
Purchases of available-for-sale securities and other investments	(178)	(283)	(46)
Maturities and sales of available-for-sale securities and other investments	280	425	94
Payments made in connection with business acquisitions, net	(11,248)	(6,793)	(855)

Net cash used in investing activities	(13,711)	(9,123)	(2,787)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	5,015	1,863	(55)
Issuance of debt	3,121	4,106	1,121
Payment of debt	(1,843)	(3,419)	(1,259)
Issuance of common stock under employee stock plans	1,810	3,103	2,538
Repurchase of common stock	(9,620)	(10,887)	(6,057)
Prepayment of common stock repurchase	—	—	(1,722)
Excess tax benefit from stock-based compensation	293	481	251
Dividends	(796)	(846)	(894)

Net cash used in financing activities	(2,020)	(5,599)	(6,077)

(Decrease) increase in cash and cash equivalents	(1,140)	(5,107)	2,489
Cash and cash equivalents at beginning of period	11,293	16,400	13,911

Cash and cash equivalents at end of period	$10,153	$11,293	$16,400

The accompanying notes are an integral part of these Consolidated Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock
						Accumulated Other Comprehensive (Loss) income
	Number of Shares	Par Value	Additional Paid-in Capital	Prepaid stock repurchase	Retained Earnings		Total
	In millions, except number of shares in thousands
Balance October 31, 2005	2,837,196	$28	$20,490	$—	$16,679	$(21)	$37,176
Net earnings					6,198		6,198
Net unrealized loss on available-for-sale securities						(6)	(6)
Minimum pension liability						(9)	(9)
Cumulative translation adjustment						54	54

Comprehensive income							6,237

Issuance of common stock in connection with employee stock plans and other	117,720	1	2,487				2,488
Prepaid stock repurchase				(1,722)			(1,722)
Repurchases of common stock	(222,882)	(2)	(5,903)	1,126	(1,254)		(6,033)
Tax benefit from employee stock plans			356				356
Dividends					(894)		(894)
Stock-based compensation expense under SFAS 123R			536				536

Balance October 31, 2006	2,732,034	$27	$17,966	$(596)	$20,729	$18	$38,144
Net earnings					7,264		7,264
Net unrealized loss on available-for-sale securities						(12)	(12)
Net unrealized loss on cash flow hedges						(18)	(18)
Minimum pension liability						(3)	(3)
Cumulative translation adjustment						106	106

Comprehensive income							7,337

Issuance of common stock in connection with employee stock plans and other	116,661	1	3,134				3,135
Repurchases of common stock	(268,981)	(2)	(5,878)	596	(5,587)		(10,871)
Tax benefit from employee stock plans			530				530
Dividends					(846)		(846)
Stock-based compensation expense under SFAS 123R			629				629
Adjustment to accumulated other comprehensive income upon adoption of SFAS 158						468	468

Balance October 31, 2007	2,579,714	$26	$16,381	$—	$21,560	$559	$38,526
Net earnings					8,329		8,329
Net unrealized loss on available-for-sale securities						(16)	(16)
Net unrealized gain on cash flow hedges						866	866
Unrealized components of defined benefit pension plans						(538)	(538)
Cumulative translation adjustment						(936)	(936)

Comprehensive income							7,705

Issuance of common stock in connection with employee stock plans and other	65,235		2,034				2,034
Repurchases of common stock	(229,646)	(2)	(5,325)		(4,809)		(10,136)
Tax benefit from employee stock plans			316				316
Dividends					(796)		(796)
Stock-based compensation expense under SFAS 123R			606				606
Adjustment to accumulated retained earnings upon adoption of FIN 48					687		687

Balance October 31, 2008	2,415,303	$24	$14,012	$—	$24,971	$(65)	$38,942

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

  Business Combinations

        HP records all acquisitions using the purchase method of accounting and, accordingly, included the results of operations in HP's consolidated results as of the date of each acquisition. HP allocates the purchase price of its acquisitions to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research & development ("IPR&D") charges, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. See Note 6 for further discussion of HP acquisition activities.

  Reclassifications and Segment Reorganization

        HP has made certain organizational realignments in order to optimize its operating structure. Reclassifications of prior year financial information have been made to conform to the current year presentation. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share.

        HP has revised the presentation of its Consolidated Statements of Earnings for the fiscal years ended October 31, 2007 and 2006 to provide improved visibility and comparability with the current year presentation. This change does not affect previously reported results of operations for any period presented.

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

        HP recognizes revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Additionally when HP recognizes revenue on sales to channel partners, including resellers, distributors or value-added solution providers, we do so when the channel partners have economic substance apart from HP and we have completed our obligations related to the sale.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

        When a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, HP allocates revenue to each element based on its relative fair value, or for software, based on vendor specific objective evidence ("VSOE") of fair value. In the absence of fair value for a delivered element, HP first allocates revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element cannot be determined, HP defers revenue for the delivered elements until the undelivered elements are delivered or the fair value is determinable for the remaining undelivered elements. If the revenue for a delivered item is not recognized because it is not separable from the undelivered item, then HP also defers the cost of the delivered item. HP limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services or subject to customer-specified return or refund privileges.

        In instances when revenue is derived from sales of third-party vendor services, revenue is recorded at gross when the company is a principal to the transaction and net of costs when the company is acting as an agent between the customer and the vendor. Several factors are considered to determine whether the company is an agent or principal, most notably whether the company is the primary obligator to the customer, has established its own pricing, and has inventory and credit risks.

        The company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

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

  Software

        In accordance with the specific guidance of the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," as amended, where applicable, the company recognizes revenue from perpetual software licenses at the inception of the license term assuming all revenue recognition criteria have been met. Term-based software license revenue is recognized on a subscription basis over the term of the license entitlement. HP uses the residual method to allocate revenue to software licenses at the inception of the license term when VSOE of fair value for all undelivered elements exists, such as post-contract support, and all other revenue recognition criteria have been satisfied. Revenue generated from maintenance and unspecified upgrades or updates on a when-and-if-available basis is recognized over the period such items are delivered.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

  Services

        HP recognizes revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, ratably over the contract period and recognizes the costs associated with these contracts as incurred. For time and material contracts, HP recognizes revenue and costs as services are rendered. HP recognizes revenue from fixed-price consulting arrangements over the contract period on a proportional performance basis, as determined by the relationship of actual labor costs incurred to date to the estimated total contract labor costs, with estimates regularly revised during the life of the contract. HP recognizes revenue on certain design and build (design, development and/or construction of software and/or systems) projects using the percentage-of-completion method. HP uses the cost to cost method of measurement towards completion as determined by the percentage of cost incurred to date to the total estimated costs of the project. HP uses the completed contract method if reasonable and reliable cost estimates for a project cannot be made.

        For outsourcing services revenue is generally recognized when the service is provided and the amount earned is not contingent upon any future event. If the service is provided evenly during the contract term but service billings are uneven, revenue is recognized on a straight-line basis over the contract term. HP recognizes revenue from operating leases on a straight-line basis as service revenue over the rental period.

        HP recognizes costs associated with outsourcing contracts as incurred, unless such costs relate to the transition phase of the outsourcing contract, in which case HP defers and subsequently amortizes these set-up costs over the contractual services period. Deferred contract costs are amortized on a straight-line basis over the remaining original term unless billing patterns indicate a more accelerated method is appropriate. Based on actual and projected contract financial performance indicators, the recoverability of deferred contract costs associated with a particular contract is analyzed on a periodic basis using the undiscounted estimated cash flows of the whole contract over its remaining contract term. If such undiscounted cash flows are insufficient to recover the long-lived assets and deferred contract costs, the deferred contract costs are written down based on a discounted cash flow model. If a cash flow deficiency remains after reducing the balance of the deferred contract costs to zero, any remaining long-lived assets related to that contract are evaluated for impairment.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

  Advertising

        HP expenses advertising costs as incurred or when the advertising is first run. Such costs totaled approximately $1.0 billion in fiscal 2008, $1.1 billion in fiscal 2007 and $1.1 billion in fiscal 2006.

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

  Cash and Cash Equivalents

        HP classifies investments as cash equivalents if the original maturity of an investment is three months or less. Cash and cash equivalents consists primarily of highly liquid investments in time deposits held in major banks and commercial paper. As of October 31, 2008 and 2007, the carrying value of cash and cash equivalents approximates fair value due to the short period of time to maturity. Interest income was approximately $401 million in fiscal 2008, $598 million in fiscal 2007 and $623 million in fiscal 2006.

  Allowance for Doubtful Accounts

        HP establishes an allowance for doubtful accounts to ensure trade and financing receivables are not overstated due to uncollectability. HP maintains bad debt reserves based on a variety of factors, including the length of time receivables are past due, trends in overall weighted-average risk rating of the total portfolio, macroeconomic conditions, significant one-time events, historical experience and the use of third-party credit risk models that generate quantitative measures of default probabilities based on market factors and the financial condition of customers. HP records a specific reserve for individual accounts when HP becomes aware of a customer's likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, HP would further adjust estimates of the recoverability of receivables.

  Inventory

        HP values inventory at the lower of cost or market, with cost computed on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolescence or impaired balances.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

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

  Goodwill and Indefinite-Lived Purchased Intangible Assets

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), prohibits the amortization of goodwill and purchased intangible assets with indefinite useful lives. HP reviews goodwill and purchased intangible assets with indefinite lives for impairment annually at the beginning of its fourth fiscal quarter and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS 142. For goodwill, HP performs a two-step impairment test. In the first step, HP compares the fair value of each reporting unit to its carrying value. Our reporting units are consistent with the reportable segments identified in Note 18. HP determines the fair value of its reporting units based on a weighting of income and market approaches. Under the income approach, HP calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, HP estimates the fair value based on market multiples of revenue or earnings for comparable companies. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then HP must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, HP records an impairment loss equal to the difference.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

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

        HP determined the declines in value of certain investments to be other than temporary. Accordingly, HP recorded impairments of approximately $27 million in fiscal 2008, $28 million in fiscal 2007 and $8 million in fiscal 2006. HP includes these impairments in gains (losses) on investments in the Consolidated Statements of Earnings. Depending on market conditions, HP may record additional impairments on its investment portfolio in the future.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

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

        HP sells a significant portion of its products through third-party distributors and resellers and, as a result, maintains individually significant receivable balances with these parties. If the financial condition or operations of these distributors and resellers deteriorate substantially, HP's operating results could be adversely affected. The ten largest distributor and reseller receivable balances collectively, which were concentrated primarily in North America and Europe, represented approximately 18% of gross accounts receivable at October 31, 2008 and 23% at October 31, 2007. No single customer accounts for more than 10% of accounts receivable. Credit risk with respect to other accounts receivable and financing receivables is generally diversified due to the large number of entities comprising HP's customer base and their dispersion across many different industries and geographical regions. HP performs ongoing credit evaluations of the financial condition of its third-party distributors, resellers and other customers and requires collateral, such as letters of credit and bank guarantees, in certain circumstances. To ensure a receivable balance is not overstated due to uncollectibility, an allowance for doubtful accounts is maintained as required under U.S. generally accepted accounting principles. The past due or delinquency status of a receivable is based on the contractual payment terms of the receivable. The need to write off a receivable balance depends on the age, size and a determination of collectability of the receivable. HP generally has experienced longer accounts receivable collection cycles in its emerging markets, in particular Asia Pacific and Latin America, compared to its United States and European markets. In the event that accounts receivable collection cycles in emerging markets significantly deteriorate or one or more of HP's larger resellers or enterprise customers fail, HP's operating results could be adversely affected.

  Other Concentration

        HP obtains a significant number of components from single source suppliers due to technology, availability, price, quality or other considerations. The loss of a single source supplier, the deterioration of its relationship with a single source supplier, or any unilateral modification to the contractual terms under which HP is supplied components by a single source supplier could adversely affect HP's revenue and gross margins.

  Stock-Based Compensation

        Stock-based compensation expense for all share-based payment awards granted after November 1, 2005 is determined based on the grant-date fair value estimated in accordance with the provisions of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). HP recognizes these compensation costs net of an estimated forfeiture rate, and recognizes compensation cost for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. HP estimated the forfeiture rate based on its historical experience for fiscal grant years where the majority of the vesting terms have been satisfied.

        HP adopted the alternative transition method provided in the Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123R-3") for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. See Note 2 for a further discussion on stock-based compensation.

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

  Retirement and Post-Retirement Plans

        HP has various defined benefit, other contributory and noncontributory retirement and post-retirement plans. In addition, HP has assumed additional retirement and post-retirement plans in connection with its acquisition of Electronic Data Systems Corporation ("EDS") in August 2008. HP generally amortizes unrecognized actuarial gains and losses on a straight-line basis over the remaining estimated service life of participants. The measurement date for all HP plans is September 30 for fiscal 2008 and fiscal 2007. The measurement date for all EDS plans for fiscal 2008 is October 31. See Note 15 for a full description of these plans and the accounting and funding policies, which is incorporated herein by reference.

  Recent Pronouncements

        As previously reported in HP's 2007 Annual Report on Form 10-K, HP recognized the funded status of its benefit plans at October 31, 2007 in accordance with the recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. HP will adopt the measurement provisions of SFAS 158 effective October 31, 2009 for the HP pension and post retirement plans. HP does not expect the adoption of the measurement provisions of SFAS 158 will have a material impact on its consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" and also issued FSP No. 157-2, "Effective Date of FASB Statement No. 157," which collectively remove certain leasing transactions from the scope of SFAS 157 and partially delay the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. In October 2008, the FASB also issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. Although the Company will continue to evaluate the application of SFAS 157, HP does not currently believe adoption of SFAS 157 will have a material impact on its consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows companies to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by HP in the first quarter of fiscal 2009. HP does not currently believe adoption will have a material impact on its consolidated results of operations and financial condition since we do not expect to apply the fair value option to any existing eligible assets or liabilities.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP continues to evaluate the impact the adoption of SFAS 141(R) will have on its consolidated results of operations and financial condition, which impact will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by HP in the second quarter of fiscal 2009. HP does not expect the adoption of SFAS 161 to have a material effect on its consolidated results of operations and financial condition.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 became effective November 15, 2008. HP does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

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

        In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. HP has some grants of restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, HP will be required to include these instruments in the calculation of earnings per share (EPS), and it will need to calculate EPS using the "two-class method." The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 1: Summary of Significant Accounting Policies (Continued)

and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets," ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, of the adoption of EITF 08-7 on its consolidated results of operations and financial condition.

        During fiscal 2008, HP adopted the following accounting standard:

        FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). See Note 13 for the effect of applying FIN 48 on the Consolidated Balance Sheets.

Note 2: Stock-Based Compensation

        At October 31, 2008, HP has the stock-based employee compensation plans described below. The total compensation expense before taxes related to these plans was $606 million, $629 million and $536 million for fiscal 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Employees purchase stock pursuant to the ESPP semi-annually at a price equal to 85% of the fair market value on the purchase date. HP recognizes expense based on a 15% discount on a fair market value.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The ESPP activity as of October 31 during each fiscal year was as follows:

	2008	2007	2006
	In millions, except weighted-average purchase price
Compensation expense, net of taxes	$58	$56	$53
Shares purchased	9.68	8.74	11.08
Weighted-average purchase price	$36	$39	$30
	2008	2007	2006
	In thousands
Employees eligible to participate	164	161	147
Employees who participated	50	51	53

Incentive Compensation Plans

        HP stock option plans include principal plans adopted in 2004, 2000, 1995 and 1990 ("principal option plans"), as well as various stock option plans assumed through acquisitions under which stock options are outstanding. Employees meeting certain employment qualifications were eligible to receive stock options in fiscal 2008. There were approximately 109,000 employees holding options under one or more of the option plans as of October 31, 2008. Options granted under the principal option plans are generally non-qualified stock options, but the principal option plans permit some options granted to qualify as "incentive stock options" under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of HP's common stock on the option grant date (as determined by the reported sale prices of HP's common stock when the market closes on that date). The contractual term of options granted since fiscal 2003 was generally eight years, while the contractual term of options granted prior to fiscal 2003 was generally ten years. Under the principal option plans, HP may choose, in certain cases, to establish a discounted exercise price at no less than 75% of fair market value on the grant date. HP has not granted any discounted options since fiscal 2003.

        Under the principal option plans, HP granted certain employees cash, restricted stock awards, or both. Restricted stock awards are nonvested stock awards that may include grants of restricted stock or grants of restricted stock units. Cash and restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. Such awards generally vest one to three years from the date of grant. During that period, ownership of the shares cannot be transferred. Restricted stock has the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Restricted stock units have dividend equivalent rights equal to the cash dividend paid on restricted stock. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. HP expenses the fair market value of restricted stock awards as determined on the date of grant, ratably over the period during which the restrictions lapse.

        In fiscal 2008, HP implemented a program that provides for the issuance of performance-based restricted units ("PRUs") representing hypothetical shares of HP common stock that may be issued under the Hewlett-Packard Company 2004 Stock Incentive Plan. PRU awards may be granted to eligible employees, including HP's principal executive officer, principal financial officer and other

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

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

  Stock Options

        HP utilized the Black-Scholes option pricing model to value the stock options granted under its principal option plans. HP examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, HP identified three employee populations on which to apply the Black-Scholes model. The table below presents the weighted-average expected life in months of the combined three identified employee populations. The expected life computation is based on historical exercise patterns and post-vesting termination behavior within each of the three populations identified. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Stock Options(1)
	2008	2007	2006
Weighted-average fair value of grants	$15.26	$13.01	$9.38
Risk-free interest rate	3.09%	4.68%	4.35%
Dividend yield	0.7%	0.8%	1.0%
Expected volatility	34%	28%	29%
Expected life in months	60	59	57

(1)
The fair value calculation was based on stock options granted during the period.

        Option activity under the principal option plans as of October 31 during each fiscal year was as follows:

	2008				2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	In thousands		In years	In millions	In thousands		In years	In millions
Outstanding at beginning of year	367,339	$33			445,740	$31
Granted and assumed through acquisitions	10,849	$49			45,562	$40
Exercised	(54,949)	$26			(106,302)	$26
Forfeited/cancelled/expired	(15,511)	$45			(17,661)	$43

Outstanding at end of year	307,728	$34	3.4	$2,752	367,339	$33	4.2	$7,375

Vested and expected to vest at end of year	304,198	$34	3.3	$2,731	361,496	$33	4.2	$7,256

Exercisable at end of year	252,049	$34	2.8	$2,423	265,366	$33	3.4	$5,298

        In fiscal 2008, approximately 8 million stock options with a weighted-average exercise price of $50 were assumed through the acquisition of EDS.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between HP's closing stock price on the last trading day of fiscal 2008 and fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 31, 2008 and 2007. This amount changes based on the fair market value of HP's stock. Total intrinsic value of options exercised in fiscal 2008, 2007 and 2006 was $1.1 billion, $2.0 billion and $1.2 billion, respectively. Total fair value of options vested and expensed in fiscal 2008, 2007 and 2006 was $264 million, $297 million and $265 million, respectively, net of taxes.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        Information about options outstanding was as follows at October 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	Shares in thousands
$0-$9.99	390	4.7	$6	286	$6
$10-$19.99	31,622	2.8	$16	31,406	$16
$20-$29.99	104,638	3.6	$23	92,235	$23
$30-$39.99	74,165	3.7	$33	54,056	$34
$40-$49.99	64,633	3.8	$45	42,538	$45
$50-$59.99	17,570	1.9	$57	16,848	$57
$60 and over	14,710	1.0	$73	14,680	$73

	307,728	3.4	$34	252,049	$34

        As of October 31, 2008, $425 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average of 1.6 years. As of October 31, 2007, $771 million of total unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 2.1 years.

  Restricted Stock Awards

        Nonvested restricted stock awards as of October 31, 2008 and 2007 were as follows:

	Shares	Weighted- Average Grant Date Fair Value
	In thousands
Nonvested at October 31, 2006	6,365	$24
Granted	1,620	$44
Vested	(1,284)	$25
Forfeited	(1,003)	$24

Nonvested at October 31, 2007	5,698	$29

Granted and assumed through acquisitions	12,712	$45
Vested	(4,010)	$32
Forfeited	(1,470)	$28

Nonvested at October 31, 2008	12,930	$44

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The details of restricted stock awards granted and assumed through acquisitions were as follows:

	2008		2007		2006
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	In thousands		In thousands		In thousands
Granted and assumed through acquisitions:
Restricted stock	1,393	$46	1,469	$43	1,492	$32
Restricted stock units	11,319	$45	151	$45	33	$30

	12,712	$45	1,620	$44	1,525	$32

        In fiscal 2008, approximately 11 million restricted stock units with a weighted-average grant date fair value of $45 were assumed through the acquisition of EDS.

        The details of non-vested restricted stock awards at fiscal year end were as follows:

	2008	2007 Shares	2006
	In thousands
Nonvested at October 31:
Restricted stock	2,835	4,763	5,492
Restricted stock units	10,095	935	873

	12,930	5,698	6,365

        As of October 31, 2008, there was $263 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.2 years. As of October 31, 2007, there was $83 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.0 years.

  Performance-based Restricted Units

        HP estimated the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The estimated fair value of each target share for the current year was $40.21. The estimated fair value of a target share for the second and third years of the three-year performance period will be determined when the cash flow performance goal is set for each of the next two annual performance periods and the expense will be amortized over the remainder of the three-year performance period. The estimated expense, net of forfeitures, is based on the Monte Carlo fair value and is updated for the achievement of the cash flow performance goal for that year at the end of each reporting period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        The following assumptions were used to determine the fair value of the PRU awards for the first year:

2008
Expected volatility(1)	26%
Risk-free interest rate	3.13%
Dividend yield	0.7%
Expected life in months	33

(1)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

        Nonvested performance-based restricted units as of October 31, 2008 were as follows:

Shares
In thousands
Nonvested at October 31, 2007	—
Granted	8,783
Change in shares due to performance and market conditions	2,492
Vested	—
Forfeited	(310)

Nonvested at October 31, 2008	10,965

        As of October 31, 2008, $108 million of total unrecognized compensation cost related to performance-based restricted units for the first year is expected to be recognized over a weighted-average period of 2.0 years.

Stock-based Compensation Expense and the Related Income Tax Benefits

        HP allocated stock-based compensation expense as follows for each of the fiscal years:

	2008	2007	2006
	In millions
Cost of sales	$152	$161	$144
Research and development	72	74	70
Selling, general and administrative	382	394	322

Stock-based compensation expense before income taxes	606	629	536
Income tax benefit	(178)	(182)	(160)

Total stock-based compensation expense after income taxes(1)	$428	$447	$376

(1)
Includes $105 million, $84 million and $58 million of stock-based compensation expense, net of taxes, relating to stock awards assumed through acquisitions and restricted stock awards granted in fiscal 2008, 2007, and 2006, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 2: Stock-Based Compensation (Continued)

        Cash received from option exercises and purchases under the ESPP in fiscal 2008 was $1.8 billion. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2008 totaled $412 million. Cash received from option exercises and purchases under the ESPP in fiscal 2007 was $3.1 billion. The actual tax benefit realized for the tax deduction from option exercises of the share-based payment awards in fiscal 2007 totaled $675 million.

Shares Reserved

        Shares available for future grant under the ESPP and stock-based compensation plans were 190,802,000 at October 31, 2008, including 73,147,000 shares under the assumed Compaq and EDS plans; 181,704,000 at October 31, 2007, including 45,312,000 shares under the assumed Compaq plans; and 217,556,000 at October 31, 2006, including 39,151,000 shares under the assumed Compaq plans.

        HP had 498,574,000 shares of common stock reserved at October 31, 2008, 549,045,000 shares of common stock reserved at October 31, 2007, and 664,267,000 shares of common stock reserved at October 31, 2006 for future issuance under all stock-related benefit plans. Additionally, HP had 21,494,000 shares of common stock reserved at each of October 31, 2007 and October 31, 2006 for future issuances related to conversion of its zero-coupon subordinated notes, which were redeemed in March 2008.

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share ("EPS") using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the following fiscal years ended October 31:

	2008	2007	2006
	In millions, except per share amounts
Numerator:
Net earnings	$8,329	$7,264	$6,198
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	3	7	7

Net earnings, adjusted	$8,332	$7,271	$6,205

Denominator:
Weighted-average shares used to compute basic EPS	2,483	2,630	2,782
Effect of dilutive securities:
Dilution from employee stock plans	81	78	62
Zero-coupon subordinated convertible notes	3	8	8

Dilutive potential common shares	84	86	70

Weighted-average shares used to compute diluted EPS	2,567	2,716	2,852

Net earnings per share:
Basic	$3.35	$2.76	$2.23

Diluted	$3.25	$2.68	$2.18

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. In fiscal 2008, 2007 and 2006, HP excluded 54 million shares, 60 million shares and 130 million shares, respectively, from its diluted EPS calculation. Also, in accordance with SFAS 123R, HP excluded from the calculation of diluted EPS options to purchase an additional 28 million shares, 33 million shares and 48 million shares in fiscal 2008, 2007 and 2006, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive. As disclosed in Note 2, during the fiscal year ended October 31, 2008, HP granted PRU awards representing approximately 9 million shares at target. HP includes PRU awards in the dilutive potential common shares when they become contingently issuable per SFAS No. 128, "Earnings per Share," and excludes the awards when they are not contingently issuable. The PRU awards granted during the fiscal year ended October 31, 2008 have been included in the dilutive potential common shares above as the performance conditions of those awards have been satisfied for fiscal 2008.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details

        Balance sheet details were as follows for the following fiscal years ended October 31:

  Accounts and Financing Receivables

	2008	2007
	In millions
Accounts receivable	$17,481	$13,646
Allowance for doubtful accounts	(553)	(226)

	$16,928	$13,420

Financing receivables	$2,404	$2,547
Allowance for doubtful accounts	(90)	(40)

	$2,314	$2,507

        The increase in the allowance for doubtful accounts for accounts receivable from $226 million as of October 31, 2007 to $553 million as of October 31, 2008 is due primarily to additional allowances acquired in connection with the EDS acquisition and further allowances taken against EDS's accounts receivable after the acquisition, combined with an increase in allowances taken for HP's customer specific risks due in part to the slowing of the economy.

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was approximately $584 million as of October 31, 2008. HP sold approximately $2.7 billion of trade receivables during fiscal 2008. As of October 31, 2008, HP had approximately $142 million available under these programs.

  Inventory

	2008	2007
	In millions
Finished goods	$5,219	$5,404
Purchased parts and fabricated assemblies	2,660	2,629

	$7,879	$8,033

  Other Current Assets

	2008	2007
	In millions
Deferred tax assets — short-term	$3,920	$4,609
Value added taxes receivable from the government	3,115	2,979
Supplier and other receivables	3,082	2,676
Prepaid and other current assets	4,244	1,733

	$14,361	$11,997

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	2008	2007
	In millions
Land	$526	$464
Buildings and leasehold improvements	7,238	6,044
Machinery and equipment	11,121	9,903

	18,885	16,411

Accumulated depreciation	(8,047)	(8,613)

	$10,838	$7,798

        Depreciation expense was approximately $2.4 billion in fiscal 2008, $1.9 billion in fiscal 2007 and $1.7 billion in fiscal 2006.

  Long-Term Financing Receivables and Other Assets

	2008	2007
	In millions
Financing receivables	$2,722	$2,778
Deferred tax assets—long-term	792	961
Other	6,954	3,908

	$10,468	$7,647

  Other Accrued Liabilities

	2008	2007
	In millions
Other accrued taxes	$3,258	$2,965
Warranty	1,973	1,762
Sales and marketing programs	2,958	2,930
Other	8,022	6,126

	$16,211	$13,783

  Other Liabilities

	2008	2007
	In millions
Pension, post-retirement, and post-employment liabilities	$3,692	$1,495
Deferred tax liability—long-term	3,162	397
Long-term deferred revenue	3,152	2,459
Other long-term liabilities	3,768	1,565

	$13,774	$5,916

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 4: Balance Sheet Details (Continued)

        Long-term deferred revenue represents service and product deferred revenue to be recognized after one year from the balance sheet date. Deferred revenue represents amounts received or billed in advance for fixed-price support or maintenance contracts, software customer support contracts, outsourcing services start-up or transition work, consulting and integration projects, product sales and leasing income. The fixed-price support or maintenance contracts include stand-alone product support packages, routine maintenance service contracts, upgrades or extensions to standard product warranty, as well as high availability services for complex, global, networked, multi- vendor environments. HP defers these service amounts at the time HP bills the customer, and HP then recognizes the amounts ratably over the contract life or as HP renders the services. HP also defers and subsequently amortizes certain set-up costs related to activities that enable the performance of the customer contract. Deferred contract costs, including set-up and other unbilled costs, are amortized on a straight-line basis over the remaining original contract term unless billing patterns indicate a more accelerated method is appropriate.

Note 5: Supplemental Cash Flow Information

        Supplemental cash flow information was as follows for the following fiscal years ended October 31:

	2008	2007	2006
	In millions
Cash paid for income taxes, net	$1,136	$956	$637
Cash paid for interest	$426	$489	$299
Non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$316	$41	$13
Purchase of assets under financing arrangement	$—	$57	$—
Purchase of assets under capital leases	$30	$—	$19

Note 6: Acquisitions

        HP has recorded all acquisitions using the purchase method of accounting and, accordingly, has included the results of operations of acquired businesses in HP's consolidated results as of the date of each acquisition. HP allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired, including IPR&D charges, based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The fair value assigned to assets acquired is based on valuations using management's estimates and assumptions.

  Acquisitions in fiscal 2008

  Acquisition of Electronic Data Systems Corporation

        On August 26, 2008, HP completed its acquisition of EDS, a leading global technology services company, delivering a broad portfolio of information technology, applications and business process outsourcing services to clients in the manufacturing, financial services, healthcare, communications, energy, transportation, and consumer and retail industries and to governments around the world. The acquisition of EDS will strengthen HP's service offerings for information technology outsourcing, including data center services, workplace services, networking services and managed security; business

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Acquisitions (Continued)

process outsourcing, including health claims, financial processing, CRM and HR outsourcing; and applications, including development, modernization and management.

        The total preliminary estimated purchase price for EDS was approximately $13.0 billion and was comprised of:

In millions
Acquisition of approximately 507 million shares of outstanding common stock of EDS at $25 per share in cash	$12,670
Estimated fair value of outstanding stock options and restricted stock units assumed	328
Estimated direct transaction costs	34

Total preliminary estimated purchase price	$13,032

        In connection with the acquisition, HP assumed options to purchase approximately 8 million shares of HP's common stock at a weighted-average exercise price of approximately $50 per share. HP also assumed approximately 11 million restricted stock units with a weighted-average grant date fair value of $45. See Note 2 for a further discussion on stock compensation in relation to EDS.

        Direct transaction costs include investment banking, legal and accounting fees and other external costs directly related to the acquisition.

        The purchase price allocations as of the date of the acquisition in the table below reflect various preliminary estimates and analyses, including preliminary work performed by third-party valuation specialists, and are subject to change during the purchase price allocation period (generally one year from the acquisition date) as valuations are finalized.

In millions
Cash and short-term investments	$3,034
Accounts receivable	2,549
Property, plant and equipment	3,203
Other tangible assets	3,126
Notes payable and debt	(3,298)
Pension liability (Note 15)	(2,243)
Restructuring liability (Note 8)	(1,515)
Net deferred tax liabilities	(1,427)
Other liabilities assumed	(5,370)

Total net tangible liabilities	$(1,941)
Amortizable intangible assets:
Customer contracts and related relationships	3,199
Developed technology and trade name	1,349
Goodwill	10,395
IPR&D	30

Total preliminary estimated purchase price	$13,032

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Acquisitions (Continued)

        Of the total purchase price, a preliminary estimate of approximately $4.5 billion has been allocated to amortizable intangible assets acquired and a preliminary estimate of approximately $1.9 billion has been allocated to net tangible liabilities assumed in connection with the acquisition. Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired, is not deductible for tax purposes. The amortizable intangible assets are being amortized on a straight line basis over their estimated useful lives as follows:

	In millions	Weighted- average useful life
Customer contracts and related relationships	$3,199	8.0 years
Developed technology and trade name	1,349	4.6 years

Total amortizable intangible assets	$4,548

        Customer contracts and related relationship assets represent existing contracts that relate primarily to underlying customer relationships. The preliminary estimated fair value of the customer contracts and related relationships represents the sum of the present value of the expected cash flows attributable to those customer relationships. The cash flows were determined from the revenue and profit forecasts associated with existing contracts and renewals, as well as add-ons and growth opportunities that are expected to be generated from these customer relationships.

        The developed technology and trade name assets include patents, business processes and tools, proprietary business methods and the EDS family brand. EDS's technology can be leveraged to assist and improve existing services.

        IPR&D charges relate to amounts assigned to tangible and intangible assets to be used in research and development projects that have no alternative future use and therefore are charged to expense at the acquisition date. Accordingly, the portion of the purchase price allocated to in-process research and development was charged to expense in HP's fiscal quarter ended October 31, 2008.

        HP has evaluated and continues to evaluate certain pre-acquisition contingencies relating to EDS that existed as of the acquisition date. Additional information, which existed as of the acquisition date but was at that time unknown to HP, may become known to HP during the remainder of the purchase price allocation period, and may result in goodwill adjustments. If these pre-acquisition contingencies become probable in nature and estimable after the end of the purchase price allocation period, amounts would be recorded for such matters in HP's results of operations.

  Pro forma results for EDS acquisition

        The following unaudited pro forma financial information presents the combined results of operations of HP and EDS as if the acquisition had occurred as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of each of the periods presented. The unaudited pro forma financial information for the fiscal year ended October 31, 2008 combines the historical results of HP for the year ended October 31, 2008, which includes post-acquisition results of EDS for the period from August 26, 2008 to October 31, 2008, with the historical results for pre-acquisition EDS for

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Acquisitions (Continued)

the period November 1, 2007 to August 25, 2008. Due to different fiscal period ends, the unaudited pro forma financial information for the fiscal year ended October 31, 2007 combines the historical results of HP for the fiscal year ended October 31, 2007 with the historical results of EDS for the twelve months ended September 30, 2007. The unaudited pro forma results for all periods presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, restructuring charges, IPR&D charges, adjustments for incremental stock-based compensation expense related to the unearned portion of EDS stock options and restricted stock units assumed, adjustments for depreciation expense for property, plant and equipment, adjustments to interest expense and related tax effects. The unaudited pro forma results were as follows for the fiscal years ended October 31, 2008 and 2007:

In millions, except per share data	2008	2007
Revenue	$136,022	$126,178
Net income	$7,828	$7,090
Basic net income per share	$3.15	$2.70
Diluted net income per share	$3.05	$2.60

  Other acquisitions in fiscal 2008

        HP also completed eight other acquisitions and a minority interest purchase during fiscal 2008. Total consideration for the acquisitions and the minority interest purchase was approximately $1.6 billion, which includes direct transaction costs, the estimated fair value of stock options assumed and certain liabilities recorded in connection with these transactions. HP recorded approximately $1.0 billion of goodwill, approximately $600 million of purchased intangibles and approximately $15 million of IPR&D related to these transactions.

        The largest of these transactions was the acquisition of Exstream Software, LLC, which has been integrated into HP's Imaging and Printing Group. The total purchase price paid was approximately $720 million, which included direct transaction costs as well as certain debt that was repaid at the acquisition date. In connection with this acquisition, HP recorded approximately $434 million of goodwill, $235 million of purchased intangibles and expensed $11 million for IPR&D. HP is amortizing the purchased intangibles on a straight-line basis over a weighted-average estimated life of 6.8 years.

  Subsequent Acquisitions

        On November 13, 2008, HP completed its acquisition of Lefthand Networks, Inc., a leading provider of storage virtualization and solutions for approximately $347 million. Lefthand Networks is being integrated into HP's Enterprise Storage and Servers segment within the Technology Solutions Group.

  Acquisitions in fiscal 2007

  Mercury Acquisition

        On November 2, 2006, HP completed its tender offer for Mercury Interactive Corporation ("Mercury"), a leading IT management software and services company, and acquired approximately 96% of Mercury common shares for cash consideration of $52 per share. On November 6, 2006, HP

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Acquisitions (Continued)

acquired the remaining outstanding common shares, and Mercury became a wholly owned subsidiary of HP. This acquisition combined Mercury's application management, application delivery and IT governance capabilities with HP's broad portfolio of management solutions.

        The aggregate purchase price of approximately $4.9 billion consisted of cash paid for outstanding stock, the fair value of stock options assumed and direct transaction costs.

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

        HP has included Mercury within the HP Software segment. The amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives as follows:

	In millions	Weighted- average useful life
Technology	$592	4.2 years
Customer relationships	243	7.0 years
Maintenance contracts	239	6.8 years
Trademarks	5	6.0 years

Total amortizable intangible assets	$1,079	5.4 years

  Opsware Acquisition

        On September 17, 2007, HP completed its tender offer for Opsware Inc. ("Opsware"), a leader in data center automation, and acquired more than 90% of Opsware's common shares for cash consideration of $14.25 per share. On September 21, 2007, HP acquired all remaining outstanding Opsware shares. Opsware has been integrated into the HP Software segment.

        The aggregate purchase price of approximately $1.7 billion consisted of cash paid for outstanding stock, the fair value of stock options assumed and direct transaction costs. In connection with this acquisition, HP recorded approximately $1.3 billion of goodwill and $249 million of amortizable intangible assets. HP is amortizing the purchased intangibles on a straight-line basis over a weighted-average estimated life of 5.0 years. HP did not record any IPR&D in connection with the Opsware acquisition.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 6: Acquisitions (Continued)

  Other acquisitions in fiscal 2007

        HP also completed eight other acquisitions during fiscal 2007. Total consideration for these acquisitions was approximately $1.0 billion, which included direct transaction costs, the estimated fair value of earned unvested stock options and certain liabilities recorded in connection with these acquisitions. The largest of these transactions was the acquisition of Neoware, Inc., which has been integrated into HP's Personal Systems Group.

        HP recorded approximately $700 million of goodwill and $182 million of purchased intangibles in connection with these other acquisitions. HP also recorded approximately $9 million of IPR&D related to these acquisitions in fiscal 2007.

Note 7: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of October 31, 2008 and 2007 and changes in the carrying amount of goodwill during the fiscal year ended October 31, 2008 are as follows:

	HP Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2007	$6,221	$5,076	$5,921	$2,523	$1,887	$145	—	$21,773
Goodwill acquired during the period	10,072	—	51	3	582	—	$44	$10,752
Goodwill adjustments	(9)	(331)	190	(33)	(6)	(1)	—	(190)

Balance at October 31, 2008	$16,284	$4,745	$6,162	$2,493	$2,463	$144	$44	$32,335

        During the year, HP recorded approximately $10.4 billion of goodwill for EDS at the date of the acquisition and approximately $1.0 billion of goodwill related to other acquisitions. HP also recorded a reduction of approximately $600 million to goodwill as a result of currency translation for the period August 26, 2008 through October 31, 2008 in respect of EDS's foreign subsidiaries whose functional currency is not the U.S. dollar.

        The goodwill adjustments relate primarily to the reversal of income tax reserves for HP's acquisitions associated with their pre-acquisition tax years. These reserves have been reclassified as a reduction of goodwill. In addition, the goodwill adjustments for fiscal 2008 include the transfer of goodwill associated with certain acquisitions from Enterprise Storage and Servers to HP Software in line with the organizational reclassifications to our software business.

        Based on the results of its annual impairment tests, HP determined that no impairment of goodwill existed as of August 1, 2008 or August 1, 2007. However, future goodwill impairment tests could result in a charge to earnings. HP will continue to evaluate goodwill on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions for each of the following fiscal years ended October 31 are composed of:

	2008			2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$6,530	$(2,176)	$4,354	$3,239	$(1,679)	$1,560
Developed and core technology and patents	4,189	(2,147)	2,042	2,768	(1,694)	1,074
Product trademarks	253	(109)	144	115	(92)	23

Total amortizable purchased intangible assets	10,972	(4,432)	6,540	6,122	(3,465)	2,657
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$12,394	$(4,432)	$7,962	$7,544	$(3,465)	$4,079

        During the year, HP recorded approximately $4.5 billion of purchased intangibles related to the EDS acquisition.

        Amortization expense related to finite-lived purchased intangible assets was approximately $967 million in fiscal 2008, $783 million in fiscal 2007 and $604 million in fiscal 2006.

        Based on the results of its annual impairment tests, HP determined that no impairment of the Compaq trade name existed as of August 1, 2008 or August 1, 2007. However, future impairment tests could result in a charge to earnings. HP will continue to evaluate the purchased intangible asset with an indefinite life on an annual basis as of the beginning of its fourth fiscal quarter and whenever events and changes in circumstances indicate that there may be a potential impairment.

        The finite-lived purchased intangible assets consist of customer contracts, customer lists and distribution agreements, which have weighted-average useful lives of 8 years, and developed and core technology, patents and product trademarks, which have weighted-average useful lives of 5.3 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 7: Goodwill and Purchased Intangible Assets (Continued)

        Estimated future amortization expense related to finite-lived purchased intangible assets at October 31, 2008 was as follows:

Fiscal year:	In millions
2009	$1,495
2010	1,326
2011	1,027
2012	833
2013	692
Thereafter	1,167

Total	$6,540

Note 8: Restructuring Charges

  Fiscal 2008 Restructuring Plan

        In connection with the acquisition of EDS on August 26, 2008, HP's management approved and initiated a restructuring plan to streamline the combined company's services business and to better align the structure and efficiency of that business with HP's operating model. The restructuring plan is expected to be implemented over the next four years and will include changes to the combined company's workforce as well as changes to corporate overhead functions, such as real estate, IT and procurement. As part of the restructuring plan, HP expects to eliminate approximately 24,700 positions.

        In the fourth quarter of fiscal 2008, HP recorded a liability of approximately $1.8 billion related to the restructuring plan. Approximately $1.5 billion of the liability was associated with pre-acquisition EDS and was recorded to goodwill, and the remaining approximately $0.3 billion was associated with HP and was recorded as a restructuring charge. The liability consisted mainly of severance costs, costs to vacate duplicate facilities and costs associated with early termination of certain contractual obligations. As of October 31, 2008, approximately 2,300 positions had been eliminated.

        HP expects the restructuring costs to be paid out through 2012 with the majority paid out by the end of fiscal 2009. In future quarters, HP expects to record an additional charge of approximately $280 million related to severance costs for approximately 2,700 employees and the cost to vacate duplicate facilities.

        All restructuring costs associated with pre-acquisition EDS are reflected in the purchase price of EDS in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." These costs are subject to change based on the actual costs incurred. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill.

  Prior Fiscal Year Plans

        Restructuring plans initiated in fiscal years 2007, 2005, 2003, 2002 and 2001 are substantially complete, although HP records minor revisions to previous estimates as necessary. During fiscal 2008, HP recorded a net charge of $24 million due primarily to adjustments for severance and facilities costs associated with these prior-year plans. As of October 31, 2008, there was a remaining balance of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 8: Restructuring Charges (Continued)

approximately $77 million of accrued restructuring expenses associated with these plans. HP expects to pay the majority of these costs through 2018.

  Workforce Rebalancing

        As part of HP's ongoing business operations, HP incurred workforce rebalancing charges for severance and related costs within certain business segments during fiscal 2008. Workforce rebalancing activities are considered part of normal operations as HP continues to optimize its cost structure. Workforce rebalancing costs are included in HP's business segment results, and HP expects to incur additional workforce rebalancing costs in the future.

  Summary of Restructuring Plans

        The activity in the accrued restructuring balances related to all of the plans described above was as follows for fiscal 2008:

							As of October 31, 2008
	Balance, October 31, 2007	Fiscal year 2008 charges (reversals)	Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, October 31, 2008	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2008 HP/EDS Plan:
Severance	$—	$245	$1,290	$(64)	$(27)	$1,444	$1,535	$1,772
Infrastructure	—	1	252	(5)	—	248	253	294

Total severance and other restructuring activities	$—	$246	$1,542	$(69)	$(27)	$1,692	$1,788	$2,066
Prior fiscal year plans	173	24	(13)	(96)	(11)	77	6,348	6,348

Total restructuring plans	$173	$270	$1,529	$(165)	$(38)	$1,769	$8,136	$8,414

        At October 31, 2008 and October 31, 2007, HP included the long-term portion of the restructuring liability of $670 million and $50 million, respectively, in Other liabilities, and the short-term portion in Other accrued liabilities in the accompanying Consolidated Balance Sheets.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments

  Investments in Debt and Equity Securities

        Investments in available-for-sale debt and equity securities at fair value were as follows for the following fiscal years ended October 31:

	2008				2007
	Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Available-for-Sale Securities
Debt securities:
Time deposits	$103	$—	$—	$103	$141	$—	$—	$141
Commercial paper	83	—	(20)	63	104	—	—	104
Corporate debt	—	—	—	—	11	—	—	11
Other debt securities	21	1	—	22	27	—	(2)	25

Total debt securities	207	1	(20)	188	283	—	(2)	281
Equity securities in public companies	3	2	—	5	3	6	—	9

	$210	$3	$(20)	$193	$286	$6	$(2)	$290

        Time deposits consist of certificate of deposits with maturity dates greater than three months. Commercial paper investments include asset-backed commercial paper. Corporate debt consists primarily of loans to the other companies that are guaranteed by standby letters of credit issued by third-party banks. Other debt securities consist primarily of fixed-interest securities invested for early retirement purposes and also fixed income fund. Equity securities in public companies are primarily common stock.

        HP estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that could have been realized as of year-end or that will be realized in the future.

        The gross unrealized loss as of October 31, 2008 was due primarily to declines in certain asset-backed securities associated with the commercial paper. HP intends to hold the commercial paper and believes the asset-backed securities will recover over time. In fiscal 2008 and 2007, HP recognized gross realized losses of $16 million and $15 million, respectively, associated with commercial paper.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

        Contractual maturities of available-for-sale debt securities were as follows at October 31, 2008:

	Available-for-Sale Securities
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$93	$93
Due in 1-5 years	31	32
Due in more than five years	83	63

	$207	$188

        Proceeds from sales or maturities of available-for-sale and other securities were $280 million in fiscal 2008, $425 million in fiscal 2007 and $94 million in fiscal 2006. The gross realized gains totaled $19 million in fiscal 2008 and $42 million in fiscal 2007. The gross realized gains and losses totaled $35 million and $2 million, respectively, in fiscal 2006. The specific identification method is used to account for gains and losses on available-for-sale securities.

        A summary of the carrying values and balance sheet classification of all investments in debt and equity securities was as follows for the following fiscal years ended October 31:

	2008	2007
	In millions
Available-for-sale debt securities	$93	$152

Short-term investments	93	152

Available-for-sale debt securities	95	129
Available-for-sale equity securities	5	9
Equity securities in privately-held companies	145	115
Marketable trading securities and other investments	280	418

Included in long-term financing receivables and other assets	525	671

Total investments	$618	$823

        Equity securities in privately-held companies include cost basis and equity method investments. Marketable trading securities and other investments consist primarily of marketable trading securities held to generate returns that HP expects to offset changes in certain liabilities related to deferred compensation arrangements. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in interest and other, net, in HP's Consolidated Statements of Earnings. The gains or losses associated with these securities are not material for both fiscal years 2008 and 2007.

  Derivative Financial Instruments

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, swaps and options, to hedge certain foreign currency and interest rate exposures. HP's objective is to offset gains and losses resulting from these

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not use derivative contracts for speculative purposes. HP applies hedge accounting based upon the criteria established by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), whereby HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). HP recognizes all derivatives in the Consolidated Balance Sheets at fair value and reports them in other current assets, long-term financing receivables and other assets, other accrued liabilities, or other liabilities. HP classifies cash flows from the derivative programs as cash flows from operating activities in the Consolidated Statement of Cash Flows.

        As a result of the use of derivative instruments, HP is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, HP has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and maintains strict dollar and term limits that correspond to each institution's credit rating. HP's established policies and procedures for mitigating credit risk on principal transactions and short term cash include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. Master agreements with counterparties include master netting arrangements as further mitigation of credit exposure to counterparties. These arrangements permit HP to net amounts due from HP to a counterparty with amounts due to HP from a counterparty reducing the maximum loss from credit risk in the event of counterparty default.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

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

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portions of the gain or loss on the derivative instrument in accumulated other comprehensive loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. As of October 31, 2008, amounts related to derivatives qualifying as cash flow hedges amounted to an accumulated other comprehensive gain of $840 million, net of taxes and an accumulated other comprehensive loss of $38 million, net of taxes. HP expects to reclassify net accumulated other comprehensive gain of $807 million to earnings in the next 12 months along with the earnings effects of the related forecasted transactions. In addition, during fiscal 2008 and 2007 HP did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.

  Net Investment Hedges

        HP uses forward contracts designated as net investment hedges to hedge net investments in certain foreign subsidiaries whose functional currency is the local currency. For derivative instruments that are designated as net investment hedges, HP records the effective portion of the gain or loss on the derivative instrument together with changes in the hedged items in cumulative translation adjustment as a separate component of stockholders' equity. Cumulative translation adjustment increased as result of an unrecognized net gain on net investment hedges of $218 million and decreased as result of an unrecognized net loss on net investment hedges of $109 million for the fiscal years ended October 31, 2008 and 2007, respectively.

  Other Derivatives

        Other derivatives not designated as hedging instruments under SFAS 133 consist primarily of forward contracts HP uses to hedge foreign currency balance sheet exposures. For derivative instruments not designated as hedging instruments under SFAS 133, HP recognizes changes in the fair values in earnings in the period of change. HP recognizes the gains or losses on foreign currency forward contracts used to hedge balance sheet exposures in interest and other, net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities. Interest and other, net, included net foreign currency exchange losses of approximately $166 million in

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

fiscal 2008, gains of approximately $86 million in fiscal 2007, and gains of approximately $54 million in fiscal 2006.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt and investments with the change in fair value of the derivative. For interest rate swaps designated as cash flow hedges, HP measures effectiveness by offsetting the change in the variable portion of the interest rate swaps with the changes in expected interest income received due to the fluctuations in the LIBOR-based interest rate. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Statements of Earnings. As of October 31, 2008, the portion of hedging instruments' gains or losses excluded from the assessment of effectiveness was not material for fair value or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material in the fiscal years ended October 31, 2008, 2007 and 2006.

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

	2008
	Gross Notional	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities	Total
	In millions
Fair value hedges	$4,825	$—	$117	$(8)	$—	$109
Cash flow hedges	14,061	1,300	77	(42)	—	1,335
Net investment hedges	1,152	91	56	(3)	(3)	141
Other derivatives	22,013	417	134	(135)	(26)	390

Total	$42,051	$1,808	$384	$(188)	$(29)	$1,975

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 9: Financial Instruments (Continued)

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

  Fair Value of Other Financial Instruments

        For certain of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was approximately $17.7 billion at October 31, 2008, compared to a carrying value of $17.9 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

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

	2008	2007
	In millions
Minimum lease payments receivable	$5,338	$5,568
Allowance for doubtful accounts	(90)	(84)
Unguaranteed residual value	254	291
Unearned income	(466)	(490)

Financing receivables, net	5,036	5,285
Less current portion	(2,314)	(2,507)

Amounts due after one year, net	$2,722	$2,778

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 10: Financing Receivables and Operating Leases (Continued)

        As of October 31, 2008, scheduled maturities of HP's minimum lease payments receivable were as follows for the following fiscal years ended October 31:

	2009	2010	2011	2012	2013	Thereafter	Total
	In millions
Scheduled maturities of minimum lease payments receivable	$2,535	$1,450	$788	$340	$159	$66	$5,338

        Equipment leased to customers under operating leases was $2.3 billion at October 31, 2008 and $2.4 billion at October 31, 2007 and is included in machinery and equipment. Accumulated depreciation on equipment under lease was $0.5 billion at October 31, 2008 and $0.6 billion at October 31, 2007. As of October 31, 2008, minimum future rentals on non-cancelable operating leases related to leased equipment were as follows for the following fiscal years ended October 31:

	2009	2010	2011	2012	2013	Thereafter	Total
	In millions
Minimum future rentals on non-cancelable operating leases	$887	$564	$250	$57	$22	$12	$1,792

Note 11: Guarantees

  Guarantees and Indemnifications

        In the ordinary course of business, HP may provide certain clients, principally governmental entities, with subsidiary performance guarantees and/or financial performance guarantees, which may be backed by standby letters of credit or surety bonds. In general, HP would be liable for the amounts of these guarantees in the event HP or HP's subsidiaries' nonperformance permits termination of the related contract by the client, the likelihood of which HP believes is remote. HP believes that the company is in compliance with the performance obligations under all material service contracts for which there is a performance guarantee.

        As a result of the acquisition of EDS, HP acquired certain service contracts supported by client financing or securitization arrangements. Under specific circumstances involving non performance resulting in service contract termination or failure to comply with terms under the financing arrangement, HP would be required to acquire certain assets. HP considers the possibility of its failure to comply to be remote and the asset amounts involved to be immaterial.

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

  Warranty

        HP provides for the estimated cost of product warranties at the time it recognizes revenue. HP engages in extensive product quality programs and processes, including actively monitoring and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 11: Guarantees (Continued)

evaluating the quality of its component suppliers; however, product warranty terms offered to customers, ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product class failures outside of HP's baseline experience, affect the estimated warranty obligation. If actual product failure rates, repair rates or any other post sales support costs differ from these estimates, revisions to the estimated warranty liability would be required.

        The changes in HP's aggregate product warranty liabilities were as follows for the following fiscal years ended October 31:

	2008	2007
	In millions
Product warranty liability at beginning of year	$2,376	$2,248
Accruals for warranties issued	3,351	2,712
Adjustments related to pre-existing warranties (including changes in estimates)	(107)	(108)
Settlements made (in cash or in kind)	(3,006)	(2,476)

Product warranty liability at end of year	$2,614	$2,376

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows for the following fiscal years ended October 31:

	2008		2007
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Current portion of long-term debt	$2,674	4.3%	$675	4.0%
Commercial paper	7,146	2.7%	2,065	5.0%
Notes payable to banks, lines of credit and other	356	5.3%	446	5.2%

	$10,176		$3,186

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $262 million and $391 million at October 31, 2008 and 2007, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows for the following fiscal years ended October 31:

	2008	2007
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par at 99.505% in June 2002 at 6.5%, due July 2012	$499	$499
$500 issued at discount to par at 99.342% in March 2003 at 3.625%, matured and paid March 2008	—	500
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.01%, due June 2009	1,000	1,000
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.06%, due June 2010	1,000	1,000
$750 issued at par in March 2008 at three-month USD LIBOR plus 0.40%, due September 2009	750	—
$1,500 issued at discount to par of 99.921% in March 2008 at 4.5%, due March 2013	1,499	—
$750 issued at discount to par of 99.932% in March 2008 at 5.5%, due March 2018	750	—

	7,497	4,998

EDS Senior Notes
$700 issued October 1999 at 7.125%, due October 2009	712	—
$1,100 issued June 2003 at 6.0%, due August 2013	1,150	—
$300 issued October 1999 at 7.45%, due October 2029	316	—

	2,178	—

Series A Medium-Term Notes
$50 issued December 2002 at 4.25%, matured and paid December 2007	—	50

	—	50

Other
$505, U.S. dollar zero-coupon subordinated convertible notes, due 2017 ("LYONs"), issued in October and November 1997 at an imputed rate of 3.13%, and redeemed March 2008	—	371
Other, including capital lease obligations, at 3.75%-8.63%, due 2007-2029	597	263

	597	634

Fair value adjustment related to SFAS No. 133	78	(10)
Less current portion	(2,674)	(675)

	$7,676	$4,997

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings (Continued)

        HP may redeem some or all of the Global Notes as set forth in the above table at any time at the redemption prices described in the prospectus supplements relating thereto. The Global Notes are senior unsecured debt.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). HP was unable to issue any additional securities under the 2002 Shelf Registration Statement as of December 1, 2008.

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the SEC to enable HP to offer and sell, from time to time, in one or more offerings, an unlimited amount of debt securities, common stock, preferred stock, depositary shares and warrants. As of October 31, 2008, HP had $7.0 billion of global notes issued under the 2006 Shelf Registration Statement. On December 5, 2008, HP issued an additional $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes issued in December 2008 are due March 2014 with a fixed interest rate of 6.125% per annum and were issued at discounts to par at 99.561%. HP used the net proceeds from these offerings for general corporate purposes and the repayment of short-term commercial paper.

        In August 2008, in connection with HP's acquisition of EDS, all of the outstanding debt of EDS was consolidated into HP's financial statements. The face value of the EDS debt consisted of $700 million of 7.125% Senior Notes due October 2009; $1.1 billion of 6.0% unsecured Senior Notes due August 2013; $1.0 billion of Zero-Coupon Convertible Senior Notes due October 2021 with a carrying value of $1 million as of October 31, 2008; $690 million of 3.875% unsecured Convertible Senior Notes due July 2023 with a carrying value of $4 million as of October 31, 2008; and $300 million of 7.45% Senior Notes due October 2029 (collectively, the "EDS Debt Securities"), and capital lease obligations of approximately $419 million. On September 5, 2008, HP entered into a supplemental indenture pursuant to which HP agreed to guarantee the EDS Debt Securities. The debt had an aggregate fair value of approximately $3.3 billion on the acquisition date. In October 2008, HP redeemed the majority of the $690 million of 3.875% unsecured Convertible Senior Notes for approximately $685 million. At October 31, 2008, the outstanding amount of the EDS Debt Securities was $2.6 billion.

        In March 2008, HP redeemed all of the outstanding LYONs for approximately $377 million. The LYONs were convertible at the option of the holders at any time or prior to maturity, unless previously redeemed or otherwise purchased.

        In May 2008, the Board of Directors approved increasing the capacity of HP's U.S. commercial paper program by $10.0 billion to $16.0 billion. HP's subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper, of which $500 million of capacity is currently available to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, for its Euro Commercial Paper/Certificate of Deposit Programme. In August 2008, HP issued approximately $9.9 billion of commercial paper to fund the acquisition of EDS.

        In October 2008, HP registered for the Commercial Paper Funding Facility (CPFF) provided by the Federal Reserve Bank of New York. The facility enables HP to issue three-month unsecured commercial paper through a special purpose vehicle of the Federal Reserve at a rate established by the CPFF program, which is currently equal to a spread over the three-month overnight index swap rate.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 12: Borrowings (Continued)

The maximum amount of commercial paper that HP may issue at any time through this program is $10.4 billion less the total principal amount of all other outstanding commercial paper that HP has issued. HP will be unable to issue commercial paper under the program after April 30, 2009. As of October 31, 2008, HP had not issued any commercial paper under the CPFF program.

        HP has a $2.9 billion five-year credit facility, expiring in May 2012. In February and July 2008, HP entered into additional 364-day credit facilities of $3.0 billion and $8.0 billion, respectively. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial paper. No amounts are outstanding under the credit facilities. Under the terms of the July 2008 $8.0 billion 364-day credit facility, the amount of credit available declines in an amount equal to the proceeds of any future issuance of long-term debt by HP. On December 5, 2008, HP issued $2.0 billion of global notes under the 2006 Shelf Registration Statement, which resulted in a reduction in the amount of credit available under the July 2008 credit facility to $6.0 billion.

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of October 31, 2008 was approximately $1.2 billion. Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of October 31, 2008, the carrying value of the assets approximated the carrying value of the borrowings of $6.1 million.

        At October 31, 2008, HP had up to approximately $11.6 billion of available borrowing resources, including $1.0 billion under the 2002 Shelf Registration Statement and approximately $10.6 billion under other programs. HP also may issue an unlimited amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement. HP was unable to issue any additional securities under the 2002 Shelf Registration Statement as of December 1, 2008.

        Aggregate future maturities of long-term debt at face value (excluding the fair value adjustment related to SFAS 133 of $78 million and premium on debt issuance of $1 million) were as follows at October 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
	In millions
Aggregate future maturities of debt outstanding including capital lease obligations	$2,682	$1,068	$45	$2,061	$2,704	$1,711	$10,271

        Interest expense on borrowings was approximately $467 million in fiscal 2008, $531 million in fiscal 2007, and $336 million in fiscal 2006.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings

        The domestic and foreign components of earnings were as follows for the following fiscal years ended October 31:

	2008	2007	2006
	In millions
U.S.	$2,232	$3,577	$1,645
Non-U.S.	$8,241	$5,600	5,546

	$10,473	$9,177	$7,191

        The provision for (benefit from) taxes on earnings was as follows for the following fiscal years ended October 31:

	2008	2007(1)	2006(1)
	In millions
U.S. federal taxes:
Current	$405	$639	$(183)
Deferred	686	229	264
Non-U.S. taxes:
Current	922	1,281	755
Deferred	(85)	(125)	173
State taxes:
Current	44	67	9
Deferred	172	(178)	(25)

	$2,144	$1,913	$993

(1)
HP has revised the presentation for the fiscal years ended October 31, 2007 and 2006 regarding the tax benefit of stock option plans. The largest impacts of the revisions were an increase in the current U.S. federal tax provision of $428 million and a decrease in the deferred U.S. federal tax provision of $428 million in fiscal 2007 and a decrease in the current U.S. federal benefit from tax of $260 million and a decrease in the deferred U.S. federal tax provision of $260 million in fiscal 2006. This change does not affect previously reported results of operations or financial position for any periods presented, or previously reported totals for the provision for (benefit from) taxes on earnings.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings (Continued)

        The significant components of deferred tax assets and deferred tax liabilities were as follows for the following fiscal years ended October 31:

	2008		2007
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	In millions
Loss carryforwards	$1,753	$—	$1,573	$—
Credit carryforwards	1,549	—	1,999	—
Unremitted earnings of foreign subsidiaries	—	5,683	—	4,018
Inventory valuation	169	6	173	11
Intercompany transactions — profit in inventory	553	—	506	—
Intercompany transactions — excluding inventory	324	—	1,850	—
Fixed assets	152	8	295	7
Warranty	793	—	709	—
Employee and retiree benefits	1,955	123	1,014	543
Accounts receivable allowance	299	3	190	2
Capitalized research and development	1,192	—	1,538	—
Purchased intangible assets	30	1,961	48	627
Restructuring	596	—	75	—
Equity investments	70	—	61	—
Deferred revenue	918	—	748	—
Other	768	83	1,134	112

Gross deferred tax assets and liabilities	11,121	7,867	11,913	5,320
Valuation allowance	(1,801)	—	(1,543)	—

Total deferred tax assets and liabilities	$9,320	$7,867	$10,370	$5,320

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows for the following fiscal years ended October 31:

	2008	2007
	In millions
Current deferred tax assets	$3,920	$4,609
Current deferred tax liabilities	(97)	(123)
Long-term deferred tax assets	792	961
Long-term deferred tax liabilities	(3,162)	(397)

Total deferred tax assets net of deferred tax liabilities	$1,453	$5,050

        As of October 31, 2008, HP had recorded a deferred tax asset of $1.8 billion related to loss carryforwards, of which $1.2 billion relates to foreign net operating losses. HP has provided a valuation allowance of $1.0 billion on deferred tax assets for foreign net operating loss carryforwards that HP does not expect to realize. The remaining $540 million deferred tax asset consists of $365 million of federal and $175 million of state deferred tax assets relating to federal and state net operating losses, respectively, including net operating losses from acquired companies. HP has provided $312 million in

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings (Continued)

valuation allowance for deferred tax assets related to such net operating losses, which begin to expire in fiscal 2010.

        As of October 31, 2008, HP had recorded deferred tax assets for various tax credit carryforwards of $1.5 billion including $958 million of foreign tax credit carryforwards subject to a $47 million valuation allowance, which will begin to expire in fiscal 2015. HP had alternative minimum tax credit carryforwards of $81 million, which do not expire, and research and development credit carryforwards of $136 million, which will begin to expire in fiscal 2019. HP also had tax credit carryforwards of $374 million in various states and foreign countries, for which HP has provided a valuation allowance of $233 million to reduce the related deferred tax asset. These credits begin to expire in fiscal 2009.

        Gross deferred tax assets at October 31, 2008 and 2007 were reduced by valuation allowances of $1.8 billion and $1.5 billion, respectively. The valuation allowance increased by $258 million in 2008. The valuation allowance increases consisted of $449 million recorded for deferred tax assets acquired in current year acquisitions, $126 million recorded for deferred tax assets related to certain federal and state net operating loss carryovers and tax credits, and $47 million related to deferred tax assets for foreign tax credit carryovers. These increases were partially offset by a $203 million net reduction in the valuation allowances due to FIN48 adoption adjustments to deferred tax assets related to foreign net operating loss carryovers, and $161 million in the valuation allowances for deferred tax assets related to foreign tax credits and net operating losses carryovers. Of the $1.8 billion in valuation allowances at October 31, 2008, $565 million was related to deferred tax assets for acquired companies that existed at the time of acquisition. Prior to the effective date of SFAS 141(R), to the extent that HP determines that the realization of these deferred tax assets is more likely than not, the reversal of the valuation allowance would be recorded as a reduction of goodwill instead of the provision for income taxes.

        Excess tax benefits resulting from the exercise of employee stock options and other employee stock programs, are recorded as an increase in stockholders' equity and were approximately $316 million in fiscal 2008, $530 million in fiscal 2007 and $356 million in fiscal 2006.

        The differences between the U.S. federal statutory income tax rate and HP's effective tax rate were as follows for the following fiscal years ended October 31:

	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.3	0.5	(0.1)
Lower rates in other jurisdictions, net	(16.9)	(13.2)	(11.9)
Research and development credit	(0.4)	(0.6)	(0.2)
Valuation allowance	—	(1.7)	(1.0)
U.S. federal tax audit settlement	—	—	(7.9)
Accrued taxes due to post-acquisition integration	2.0	—	—
Other, net	(0.5)	0.8	(0.1)

	20.5%	20.8%	13.8%

        In fiscal 2008, HP recorded $251 million of net income tax expense related to items unique to the year. The recorded amounts consisted of a tax charge of $205 million associated with post-acquisition EDS integration, $44 million for the adjustment to estimated fiscal 2007 tax accruals upon filing the 2007 U.S. federal income tax return, and net tax charges of $2 million attributable to other items.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings (Continued)

        In October 2008, the Emergency Economic Stabilization Act of 2008 was signed into law, which included a retroactive two year extension of the research and development tax credit from January 1, 2008 through December 31, 2009. The retroactive income tax benefit of $45 million was recorded in HP's financial statements in the fourth quarter of fiscal 2008.

        In fiscal 2007, HP recorded $80 million of net income tax benefit related to items unique to the year. The recorded amounts consisted of income tax benefits for valuation allowance reversals of $154 million attributable to deferred tax assets for state tax credits and $60 million attributable to deferred tax assets for foreign net operating losses, offset by a $96 million net increase to various tax reserves, a net tax charge of $18 million for the adjustment to estimated fiscal 2006 tax accruals upon filing the 2006 U.S. federal and state income tax returns, and a net tax charge of $20 million for other items.

        In fiscal 2006, HP recorded $599 million of net income tax benefit related to items unique to the year. The recorded amounts included net favorable tax adjustments of $565 million to income tax accruals as a result of the settlement of the Internal Revenue Service ("IRS") examinations of HP's U.S. income tax returns for fiscal years 1993 to 1998. The reductions to the net income tax accruals for these years related primarily to the resolution of issues with respect to Puerto Rico manufacturing tax incentives and export tax incentives, and other issues involving our non-U.S. operations.

        As a result of certain employment actions and capital investments HP has undertaken, income from manufacturing activities in certain countries is subject to reduced tax rates, and in some cases is wholly exempt from taxes through 2022. The gross income tax benefits attributable to the tax status of these subsidiaries were estimated to be $900 million ($0.35 per diluted share) in fiscal year 2008, $1.2 billion ($0.43 per diluted share) in fiscal year 2007, and $876 million ($0.31 per diluted share) in fiscal year 2006. The gross income tax benefits were offset partially by accruals of U.S. income taxes on undistributed earnings, among other factors.

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

        As of the date of adoption of FIN 48, the IRS was in the process of concluding its examination of HP's income tax returns for years 2002 and 2003. This examination concluded during the first fiscal quarter of 2008. The IRS began an audit of HP's 2004 and 2005 income tax returns in 2007. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP believes that adequate reserves have been provided for all open tax years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings (Continued)

        The total amount of gross unrecognized tax benefits was $2.3 billion as of October 31, 2008, of which up to $680 million would affect HP's effective tax rate if realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at November 1, 2007	$2,271
Increases:
For current year's tax positions	101
For prior years' tax positions	739
Decreases:
For prior years' tax positions	(751)
Statute of limitations expiration	(16)
Settlements with taxing authorities	(11)

Balance at October 31, 2008	$2,333

        HP recognizes interest expense and penalties accrued on unrecognized tax benefits within income tax expense. This policy did not change as a result of adoption of FIN 48. In addition, upon adoption of FIN 48, HP began recognizing interest income from favorable settlements and income tax receivables within income tax expense. As of the date of adoption of FIN 48, HP had accrued a net $28 million payable for interest and penalties. As of October 31, 2008, HP had accrued a net $20 million receivable for interest and penalties. During fiscal 2008, HP recognized net interest income on tax overpayments and deficiencies, net of tax, of $34 million.

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

        On January 30, 2008, HP received a Notice of Deficiency from the IRS for its fiscal 2003 tax year. The Notice of Deficiency asserted that HP owes additional tax of $21 million. At the same time, HP received a RAR from the IRS for its fiscal 2002 tax year that proposed no change in HP's tax liability for that year. In addition to the proposed deficiency for fiscal 2003, the IRS's adjustments for both years, if sustained, would reduce tax refund claims HP has filed for net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of tax credit carryforwards to subsequent years, by approximately $249 million. This amount reflects certain transfer pricing adjustments that were settled during fiscal 2008. HP plans to contest certain remaining adjustments proposed in the Notice of Deficiency and the RAR. Towards this end, HP filed a petition with the United States Tax Court on April 29, 2008. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 13: Taxes on Earnings (Continued)

        On June 28, 2007, HP received a Notice of Deficiency from the IRS for its fiscal 1999 and 2000 tax years. The Notice of Deficiency asserted that HP owes additional tax of $13 million for these two years. At the same time, HP received a RAR from IRS for its fiscal 2001 tax year that proposed no change in HP's tax liability for that year. In addition to the proposed deficiencies for fiscal 1999 and 2000, the IRS's adjustments, if sustained, would reduce tax refund claims HP has filed for foreign tax credit and net operating loss carrybacks to earlier fiscal years and reduce the tax benefits of carryforwards to subsequent years, by approximately $80 million. HP plans to contest certain of the adjustments proposed in the Notice of Deficiency and the RAR. Towards this end, HP filed a Petition with the United States Tax Court on September 25, 2007. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in refund claims that could result from the IRS actions.

        Tax years of EDS through 2002 have been audited by the IRS, and all proposed adjustments have been resolved. As of October 31, 2008, the IRS was in the process of concluding the examination for calendar years 2003 and 2004. On December 5, 2008, EDS received a RAR for exam years 2003 and 2004, proposing a tax deficiency of $82 million. This deficiency includes a $12 million effect on carrybacks to 2000 and 2001. HP expects to appeal certain issues and believes adequate reserves have been provided as of October 31, 2008 for these years.

        HP has not provided for U.S. federal income and foreign withholding taxes on $12.9 billion of undistributed earnings from non-U.S. operations as of October 31, 2008 because HP intends to reinvest such earnings indefinitely outside of the United States. If HP were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable. HP will remit non-indefinitely reinvested earnings of its non-US subsidiaries for which deferred U.S. federal and withholding taxes have been provided where excess cash has accumulated and it determines that it is advantageous for business operations, tax or cash reasons.

Note 14: Stockholders' Equity

  Dividends

        The stockholders of HP common stock are entitled to receive dividends when and as declared by HP's Board of Directors. Dividends are paid quarterly. Dividends were $0.32 per common share in each of fiscal 2008, 2007 and 2006.

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In fiscal 2008, HP completed share repurchases of approximately 230 million shares. Repurchases of approximately 216 million shares were settled for $9.6 billion, which included approximately 1 million shares repurchased in transactions that were executed in fiscal 2007 but settled in fiscal 2008. At the end of fiscal 2008, HP had approximately 14 million shares which will be settled in the next fiscal year. In fiscal 2007, HP completed share repurchases of approximately 209 million shares. Repurchases of approximately 210 million shares were settled for $9.1 billion, which included approximately 1 million shares repurchased in transactions that were executed in fiscal 2006 but settled in fiscal 2007. In fiscal 2006, HP completed share repurchases of approximately 188 million shares, of which approximately 190 million shares were settled for $6.1 billion, which included approximately 2 million shares repurchased in transactions that were executed in fiscal 2005 but settled in fiscal 2006. The foregoing

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Stockholders' Equity (Continued)

shares repurchased and settled in fiscal 2008, fiscal 2007 and fiscal 2006 were all open market repurchase transactions.

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

        HP's Board of Directors authorized an additional $16.0 billion, $8.0 billion and $10.0 billion for future share repurchases in fiscal 2008, 2007 and 2006, respectively. As of October 31, 2008, HP had remaining authorization of $9.1 billion for future share repurchases, including $1.1 billion remaining under the $8.0 billion repurchase authorization approved by HP's Board of Directors on November 19, 2007 and the $8.0 billion under the additional repurchase authorization approved by the Board on September 19, 2008.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 14: Stockholders' Equity (Continued)

Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows for the following fiscal years ended October 31:

	2008	2007	2006
	In millions
Net earnings	$8,329	$7,264	$6,198
Increase/(decrease) in unrealized gain/loss on available-for-sale securities:
(Decrease)/increase in net unrealized gain/loss, net of tax benefit of $7 in 2008, net of tax of $2 in 2007 and of $3 in 2006	(17)	2	7
Net unrealized gain/loss reclassified into earnings, with no tax effect in 2008, net of tax benefit of $7 in 2007 and $9 in 2006	1	(14)	(13)

	(16)	(12)	(6)

Increase/(decrease) in unrealized gain/loss on cash flow hedges:
Increase/(decrease) in net unrealized gain/loss, net of tax of $468 in 2008, net of tax benefit of $37 in 2007 and $24 in 2006	808	(63)	(41)
Net unrealized gain/loss reclassified into earnings, net of tax of $34 in 2008, $26 in 2007 and $24 in 2006	58	45	41

	866	(18)	—

(Decrease)/increase in cumulative translation adjustment, net of tax benefit of $476 in 2008, net of tax of $37 in 2007 and $40 in 2006	(936)	106	54
(Decrease)/increase in unrealized components of defined benefit pension plans, net of tax benefit of $42 in 2008, $1 in 2007 and tax of $1 in 2006	(538)	(3)	(9)

Comprehensive income	$7,705	$7,337	$6,237

        The components of accumulated other comprehensive income, net of taxes, were as follows for the following fiscal years ended October 31:

	2008	2007	2006
	In millions
Net unrealized (loss)/gain on available-for-sale securities	$(12)	$4	$16
Net unrealized gain/(loss) on cash flow hedges	802	(64)	(46)
Cumulative translation adjustment	(763)	173	67
Unrealized components of defined benefit pension plans	(92)	446	(19)

Accumulated other comprehensive (loss)/income	$(65)	$559	$18

Note 15: Retirement and Post-Retirement Benefit Plans

  Acquisition of EDS

        On August 26, 2008, EDS became a wholly owned subsidiary of HP. EDS sponsors qualified and non-qualified defined benefit pension plans covering substantially all of its employees. The majority of the EDS defined benefit pension plans are noncontributory. In most plans, employees become fully vested upon attaining two to five years of service, and benefits are based on many factors, which differ

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

by country, but the most significant is years of service and earnings. The projected unit credit cost method is used for actuarial purposes. Plan assets and plan obligations associated with the EDS defined benefit pension plans are included as of the acquisition date and through October 31, 2008. On a global basis, EDS plan assets totaled $7.8 billion and plan obligations totaled $10.1 billion as of August 26, 2008. The U.S. portion of global assets and obligations totaled $4.1 billion and $5.0 billion respectively. Following the acquisition of EDS, HP announced that it was modifying the EDS U.S. qualified and non-qualified plans for employees accruing benefits under the programs. Effective January 1, 2009, EDS employees in the U.S. will cease accruing pension benefits. The final pension benefit amount will be calculated based on pay and service through December 31, 2008.

  Defined Benefit Plans

        HP sponsors a number of defined benefit pension plans worldwide, of which the most significant are in the United States. The HP Retirement Plan (the "Retirement Plan") is a defined benefit pension plan for U.S. employees hired on or before December 31, 2002. Benefits under the Retirement Plan generally are based on pay and years of service, except for eligible pre-acquisition Compaq employees, who do not receive credit for years of service prior to January 1, 2003. Effective December 31, 2005, participants whose combination of age plus years of service was less than 62 ceased accruing benefits under the Retirement Plan. For U.S employees hired or rehired on or after January 1, 2003, HP sponsors the Hewlett-Packard Company Cash Account Pension Plan (the "Cash Account Pension Plan"), under which benefits accrue pursuant to a cash accumulation account formula based upon a percentage of pay plus interest. Effective December 31, 2005, the Cash Account Pension Plan was closed to new participants, and participants whose combination of age plus years of service was less than 62 ceased accruing benefits.

        Effective November 30, 2005, HP merged the Cash Account Pension Plan into the Retirement Plan; the merged plan is treated as one plan for certain legal and financial purposes, including funding requirements. The merger has no impact on the separate benefit structures of the plans.

        On February 20, 2007, HP announced it was modifying its U.S. defined benefit pension plans for the remaining number of U.S. employees still accruing benefits under the program. Effective January 1, 2008, these employees ceased accruing pension benefits, and HP calculated the final pension benefit amount on pay and service through December 31, 2007.

        HP reduces the benefit payable to a U.S. employee under the Retirement Plan for service before 1993, if any, by any amounts due to the employee under HP's frozen defined contribution Deferred Profit-Sharing Plan (the "DPSP"). HP closed the DPSP to new participants in 1993. The DPSP plan obligations are equal to the plan assets and are recognized as an offset to the Retirement Plan when HP calculates its defined benefit pension cost and obligations. The fair value of plan assets and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

projected benefit obligations for the U.S. defined benefit plans combined with the DPSP as of the September 30 measurement date is as follows for the following fiscal years ended October 31:

	2008(1)		2007
	Plan Assets	Projected Benefit Obligation	Plan Assets	Projected Benefit Obligation
	In millions
U.S. defined benefit plans	$7,313	$7,654	$4,258	$3,982
DPSP	910	910	1,029	1,029

Total	$8,223	$8,564	$5,287	$5,011

(1)
2008 plan assets and projected benefit obligation include the EDS U.S. pension plans.

  Post-Retirement Benefit Plans

        Through fiscal 2005, substantially all of HP's U.S. employees at December 31, 2002 could become eligible for partially subsidized retiree medical benefits and retiree life insurance benefits under the Pre-2003 HP Retiree Medical Program (the "Pre-2003 Program") and certain other retiree medical programs. Plan participants in the Pre-2003 Program make contributions based on their choice of medical option and length of service. U.S. employees hired or rehired on or after January 1, 2003 may be eligible to participate in a post-retirement medical plan, the HP Retiree Medical Program but must bear the full cost of their participation. Effective January 1, 2006, employees whose combination of age and years of service was less than 62 no longer were eligible for the subsidized Pre-2003 Program, but instead were eligible for the HP Retiree Medical Program. Employees no longer eligible for the Pre-2003 Program, as well as employees hired on or after January 1, 2003, are eligible for certain credits under the HP Retirement Medical Savings Account Plan ("RMSA Plan") upon attaining age 45. Upon retirement, former employees may use credits under the RMSA Plan for the reimbursement of certain eligible medical expenses, including premiums required for participation in the HP Retiree Medical Program. In February 2007, HP further limited future eligibility for the Pre-2003 HP Retiree Medical Program to those employees who were within five years of satisfying the program's retirement criteria on June 30, 2007. Employees not meeting the modified program criteria may become eligible for participation in the HP Retiree Medical Program. In November 2008, HP announced that it was changing the limits on future cost-sharing for the Pre-2003 Program whereby all future cost increases will be paid by participating retirees starting in 2011.

  Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. Total defined contribution expense was $548 million in fiscal 2008, $481 million in fiscal 2007 and $430 million in fiscal 2006. U.S. employees are automatically enrolled in the Hewlett-Packard Company 401(k) Plan (the "HP 401(k) Plan") when they meet eligibility requirements, unless they decline participation. Similar to HP, EDS offered participation in defined contribution plans for U.S. and non-U.S. employees. Since the acquisition date of August 26, 2008, global defined contribution expense for EDS plans totaled $21 million.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        During fiscal 2008, HP matched employee contributions to the HP 401(k) Plan with cash contributions up to a maximum of 6% of eligible compensation for U.S. employees hired prior to August 1, 2008. For U.S. employees hired on or after August 1, 2008 HP will match employee contributions up to a maximum of 4% of eligible compensation.

        The employer match for the EDS plan is 25% of the employee contribution based on a maximum contribution of 6% of the employee's salary. Effective January 1, 2009, U.S. employees participating in the EDS 401(k) plan will be eligible for a 4% HP matching contribution on eligible compensation. Similar to the HP 401(k) plan, contributions are invested at the direction of the employee in various funds, although the EDS 401(k) plan does not offer an HP stock fund. Since the acquisition date, employer matching contributions for EDS employees have totaled $6 million.

        Effective January 31, 2004, HP designated the HP Stock Fund, an investment option under the HP 401(k) Plan, as an Employee Stock Ownership Plan and, as a result, participants in the HP Stock Fund may receive dividends in cash or may reinvest such dividends into the HP Stock Fund. HP paid approximately $9 million, $9 million and $10 million in dividends for the HP common shares held by the HP Stock Fund in fiscal 2008, 2007 and 2006, respectively. HP records the dividends as a reduction of retained earnings in the Consolidated Statements of Stockholders' Equity. The HP Stock Fund held approximately 27 million shares of HP common stock at October 31, 2008.

  Pension and Post-Retirement Benefit Expense

        HP's net pension and post-retirement benefit cost (gain) recognized in the Consolidated Statements of Earnings was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	In millions
Service cost	$63	$130	$177	$281	$261	$299	$29	$31	$32
Interest cost	296	260	276	475	366	325	78	77	84
Expected return on plan assets	(318)	(355)	(361)	(713)	(579)	(495)	(40)	(38)	(34)
Amortization and deferrals:
Actuarial (gain) loss	(36)	(13)	(14)	1	87	136	19	26	39
Prior service cost (benefit)	—	—	1	(8)	(7)	(3)	(55)	(54)	(55)

Net periodic benefit cost	5	22	79	36	128	262	31	42	66

Curtailment (gain) loss	—	(541)	—	—	(13)	1	—	(26)	(24)
Settlement (gain) loss	(1)	8	(46)	(2)	4	2	—	—	—
Special termination benefits	—	307	—	4	4	12	—	60	—

Net benefit cost (gain)	$4	$(204)	$33	$38	$123	$277	$31	$76	$42

        In fiscal 2008, HP recognized settlement gains of $1 million for the U.S. Excess Benefit Plan and $2 million for the Canadian defined benefit plan. Special termination benefit expense of $4 million was incurred associated with the early retirement of employees in the U.K.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        The weighted-average assumptions used to calculate net benefit cost were as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.4%	5.9%	5.9%	5.2%	4.4%	4.2%	6.2%	5.8%	5.8%
Average increase in compensation levels	3.7%	4.0%	4.0%	3.3%	3.3%	3.7%	—	—	—
Expected long-term return on assets	6.7%	8.3%	8.3%	6.8%	6.7%	6.7%	8.7%	8.3%	8.3%

        The 2008 weighted-average rates outlined in the table above reflect the inclusion of EDS plans since the acquisition date.

        The medical cost and related assumptions used to calculate the net post-retirement benefit cost for the following fiscal years ended October 31 were as follows:

	2008	2007	2006
Current medical cost trend rate	7.5%	8.5%	9.5%
Ultimate medical cost trend rate	5.5%	5.5%	5.5%
Year the medical cost rate reaches ultimate trend rate	2010	2010	2010

        A 1.0 percentage point increase in the medical cost trend rate would have increased the fiscal 2008 service and interest components of the post-retirement benefit costs by $1.7 million, while a 1.0 percentage point decrease would have resulted in a decrease of $2.0 million in the same period.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

  Funded Status

        The funded status of the defined benefit and post-retirement benefit plans was as follows for the following fiscal years ended October 31:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	In millions
Change in fair value of plan assets:
Fair value — beginning of year	$4,258	$4,325	$9,816	$8,367	$489	$448
Addition of plan — EDS	4,090	—	3,749	—	—	—
Acquisition/addition/deletion of plans	—	—	19	—	—	—
Actual return on plan assets	(782)	667	(2,673)	669	(56)	68
Employer contributions	25	124	145	145	52	56
Participants' contributions	—	—	84	88	48	42
Benefits paid	(274)	(299)	(302)	(235)	(131)	(125)
Settlements	(4)	(559)	(15)	(62)	—	—
Currency impact	—	—	(1,316)	844	—	—

Fair value — end of year	7,313	4,258	9,507	9,816	402	489

Change in benefit obligation:
Projected benefit obligation — beginning of year	$3,982	$4,688	$8,426	$8,089	$1,323	$1,367
Addition of plan — EDS	4,977	—	5,105	—	—	—
Acquisition/addition/deletion of plans	—	—	34	—	—	8
Service cost	63	130	282	261	30	31
Interest cost	296	260	475	366	78	77
Participants' contributions	—	—	84	88	48	42
Actuarial (gain) loss	(1,386)	136	(2,197)	(811)	(243)	(74)
Benefits paid	(274)	(299)	(302)	(235)	(131)	(125)
Plan amendments	—	—	—	—	—	(91)
Curtailment	—	(681)	—	(39)	—	21
Settlement	(4)	(559)	(15)	(62)	—	—
Special termination benefits	—	307	4	4	—	60
Currency impact	—	—	(1,428)	765	(9)	7

Projected benefit obligation — end of year	7,654	3,982	10,468	8,426	1,096	1,323

Plan assets (less) greater than benefit obligation	(341)	276	(961)	1,390	(694)	(834)
Contributions after measurement date	6	—	38	13	4	6

Net amount recognized	$(335)	$276	$(923)	$1,403	$(690)	$(828)

Accumulated benefit obligation	$7,652	$3,963	$9,726	$7,677

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        The net amounts recognized for HP's defined benefit and post-retirement benefit plans in HP's Consolidated Balance Sheets as of October 31, 2008 and October 31, 2007 were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
	In millions
Non-current assets	$811	$407	$748	$1,751	$—	$—
Current liability	(37)	(15)	(48)	(18)	(70)	(70)
Non-current liability	(1,109)	(116)	(1,623)	(330)	(620)	(758)

Net amount recognized	$(335)	$276	$(923)	$1,403	$(690)	$(828)

        The following table summarizes the pretax net experience (gain) loss and prior service cost (benefit) recognized in accumulated other comprehensive income for the company's defined benefit and post-retirement benefit plans as of October 31, 2008.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience (gain) loss	$(699)	$1,190	$45
Prior service benefit	(1)	(83)	(400)

Total recognized in accumulated other comprehensive (income) loss	$(700)	$1,107	$(355)

        The following table summarizes the experience (gain) loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive income and recognized as components of net periodic benefit cost (credit) during the next fiscal year.

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans
	In millions
Net experience (gain) loss	$(53)	$78	$5
Prior service benefit	—	(8)	(55)

Total recognized in accumulated other comprehensive (income) loss	$(53)	$70	$(50)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

        The weighted-average assumptions used to calculate the benefit obligation disclosed as of the 2008 and 2007 fiscal close were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2008	2007	2008	2007	2008	2007
Discount rate	8.0%	6.2%	6.0%	5.1%	7.8%	6.2%
Average increase in compensation levels	2.0%	4.0%	2.6%	3.4%	—	—
Current medical cost trend rate	—	—	—	—	9.5%	7.5%
Ultimate medical cost trend rate	—	—	—	—	5.5%	5.5%
Year the rate reaches ultimate trend rate	—	—	—	—	2013	2010

        A 1.0 percentage point increase in the medical cost trend rate would have increased the total post-retirement benefit obligation reported at October 31, 2008 by $22 million, while a 1.0 percentage point decrease would have resulted in a decrease of $26 million.

        Defined benefit plans with projected benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2008	2007	2008	2007
	In millions
Aggregate fair value of plan assets	$3,178	$—	$4,076	$422
Aggregate projected benefit obligation	$4,330	$131	$5,782	$776

        Defined benefit plans with accumulated benefit obligations exceeding the fair value of plan assets were as follows:

	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans
	2008	2007	2008	2007
	In millions
Aggregate fair value of plan assets	$3,178	$—	$3,710	$116
Aggregate accumulated benefit obligation	$4,328	$124	$4,962	$360

  Implementation of SFAS 158

        SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet and changes in the funded status be reflected in comprehensive income, effective for fiscal years ending after December 15, 2006, which HP adopted effective October 31, 2007.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

The following table summarizes the financial impact stemming from the initial adoption of SFAS 158 on October 31, 2007:

	Before application of SFAS 158	Adjustments	After application of SFAS 158
	In millions
Other long-term assets (including pension assets)	$3,431	$477	$3,908
Deferred tax assets, long-term	$1,040	$(79)	$961
Total assets	$88,301	$398	$88,699
Pension, post-retirement, and post-employment liabilities	$1,739	$(244)	$1,495
Deferred tax liabilities, long-term	$223	$174	$397
Total liabilities	$50,243	$(70)	$50,173
Accumulated other comprehensive income	$91	$468	$559
Total stockholders' equity	$38,058	$468	$38,526

  Plan Asset Allocations

        The weighted-average target and asset allocations across the HP and EDS plans at the respective measurement dates were as follows:

	U. S. Defined Benefit Plans			Non-U.S. Defined Benefit Plans			Post-Retirement Benefit Plans
		Plan Assets			Plan Assets			Plan Assets
	2008 Target Allocation			2008 Target Allocation			2008 Target Allocation
Asset Category		2008	2007		2008	2007		2008	2007
Public equity securities		27.1%	62.5%		59.5%	62.1%		49.5%	64.3%
Private equity securities		14.6%	5.8%		—	—		22.9%	11.5%
Real estate and other		0.5%	0.6%		6.2%	6.5%		2.1%	0.9%

Equity-related investments	43%	42.2%	68.9%	70%	65.7%	68.6%	75%	74.5%	76.7%
Public debt securities	56%	56.7%	28.0%	30%	33.4%	30.9%	24%	23.6%	20.5%
Cash	1%	1.1%	3.1%	—	0.9%	0.5%	1%	1.9%	2.8%

Total	100%	100.0%	100.0%	100%	100.0%	100.0%	100%	100.0%	100.0%

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

comparison to each plan's forecasted liabilities and liquidity needs. HP invests a portion of the U.S. defined benefit plan assets and post-retirement benefit plan assets in private market securities such as venture capital funds, private debt and private equity to provide diversification and higher expected returns.

        Outside the United States, investment objectives are similarly aligned to generate returns that will enable the plan to meet its future obligations. In some countries local regulations require adjustments in asset allocation, typically leading to a higher percentage in fixed income than would otherwise be deployed. HP's corporate office acts in a governance role in periodically reviewing investment strategy and providing a recommended list of investment managers for each country plan.

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

        In the beginning of fiscal 2008, HP implemented a liability-driven investment strategy for the U.S. defined benefit pension plan, which was frozen effective December 31, 2007. As part of the strategy, HP has transitioned its equity allocation to predominantly fixed income assets. The expected return on the plan assets, used in calculating the net benefit cost, is 6.1% for fiscal 2009. The assets for the EDS U.S. defined benefit plan are primarily invested in equity related investments. The expected return on the plan assets, used in calculating the net benefit cost for the EDS defined benefit plan, is 9.3% for fiscal 2009.

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

  Future Contributions and Funding Policy

        In fiscal 2009, HP expects to contribute approximately $360 million to its pension plans including EDS, and approximately $35 million to cover benefit payments to U.S. non-qualified plan participants. HP expects to pay approximately $70 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government, funding and taxing authorities.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

  Estimated Future Benefits Payable

        HP estimates that the future benefits payable for the retirement and post-retirement plans in place were as follows at October 31, 2008:

	U.S. Defined Benefit Plans	Non-U.S. Defined Benefit Plans	Post-Retirement Benefit Plans(1)
	In millions
Fiscal year ending October 31
2009	$502	$337	$117
2010	$461	$321	$100
2011	$500	$353	$102
2012	$560	$385	$104
2013	$480	$420	$104
Next five fiscal years to October 31, 2018	$2,963	$6,298	$557

(1)
The estimated future benefits payable for the post-retirement plans are reflected net of the expected Medicare Part D subsidy.

Note 16: Commitments

        HP leases certain real and personal property under non-cancelable operating leases. Certain leases require HP to pay property taxes, insurance and routine maintenance and include renewal options and escalation clauses. Rent expense was approximately $935 million in fiscal 2008, $767 million in fiscal 2007 and $744 million in fiscal 2006. The increase in fiscal 2008 rent expense was primarily a result of the acquisition of EDS. Sublease rental income was approximately $37 million in fiscal 2008, $44 million in fiscal 2007 and $47 million in fiscal 2006.

        Future annual minimum lease payments and sublease rental income commitments at October 31, 2008 were as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
	In millions
Minimum lease payments	$1,017	$807	$550	$391	$265	$724	$3,754
Less: Sublease rental income	(46)	(39)	(27)	(22)	(17)	(34)	(185)

	$971	$768	$523	$369	$248	$690	$3,569

        At October 31, 2008, HP had unconditional purchase obligations of approximately $3.3 billion. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HP and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Unconditional purchase obligations exclude agreements that are cancelable without penalty. These unconditional purchase obligations are related principally to inventory and other items. Future unconditional purchase obligations at October 31, 2008 were as follows:

	2009	2010	2011	2012	2013	Thereafter
	In millions
Unconditional purchase obligations	$2,596	$365	$207	$103	$7	$25

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

subject to the levies on photocopiers established by that law. HP has filed a claim with the German Federal Constitutional Court challenging that ruling.

        On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on MFDs sold in Germany between 1997 and 2001, as well as for MFDs sold from 2002 onwards. On July 26, 2007, the court issued a decision following the ruling of the Stuttgart Court of Appeals with respect to the initial VG Wort lawsuit as described above. HP has appealed the decision. HP has submitted comments on the German Federal Supreme Court judgment in the initial VG Wort lawsuit seeking levies on MFDs described above as required by the court.

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Higher Regional Court of Baden Wuerttemberg. On May 11, 2005, the Higher Regional Court issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. In addition, VG Wort has filed a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. HP has submitted unsolicited arguments to the latter court, and VG Wort has been directed to provide comments with respect to those arguments.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in Munich State Court seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich State Court held that PCs are subject to a levy and that FSC must pay 12 euros plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Higher Regional Court of Bavaria. On December 15, 2005, the Higher Regional Court affirmed the Munich State Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort has filed a claim with the German Federal Constitutional Court challenging that ruling.

        On December 29, 2005, ZPU, a joint association of various German collection societies, instituted non-binding arbitration proceedings against HP before the arbitration board of the Patent and Trademark Office demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of 18.42 euros plus tax for each PC sold during that period. HP filed a notice of defense in connection with these proceedings in February 2006, and an arbitration hearing was held in December 2006. On August 3, 2007, the arbitration board issued a ruling proposing a levy of 15 euros plus tax for each PC sold during that period. HP has rejected the ruling of the arbitration board, and the arbitration proceedings have concluded. ZPU has filed a claim with the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

appeals court in Munich to which HP has responded. A hearing date has been set by the court for February 18, 2010.

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

        Sky Subscribers Services Limited and British Sky Broadcasting Limited v. EDS and EDS Limited (UK) is a lawsuit filed on August 17, 2004 by Sky Subscribers Services Limited and British Sky Broadcasting Limited against Electronic Data Systems Corporation ("EDS"), a company that HP acquired in August 2008, and EDS Limited (UK) ("EDS UK"), one of EDS's subsidiaries, alleging deceit, negligent misrepresentation, negligent misstatement and breach of contract. The claims arose out of a customer relationship management project that was awarded to EDS in 2000, the principal objective of which was to develop a customer call center in Scotland. EDS's main role in the project was as systems integrator. On November 12, 2004, EDS and EDS UK filed their defense and counterclaim denying the claims and seeking damages for monies owed under the contract. The trial of this action commenced on October 15, 2007, and final arguments concluded on July 30, 2008. At trial, the plaintiffs claimed damages in excess of £700 million, and EDS and EDS UK counterclaimed for damages of approximately £5 million. A decision from the court is expected in early 2009.

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that HP (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. A hearing on plaintiffs' renewed motion for class certification was held on October 22, 2008, and the trial court again denied the plaintiffs' motion for class certification without prejudice to plaintiffs filing yet another motion to certify a different class.

         Inkjet Printer Litigation.    As described below, HP is involved in several lawsuits claiming breach of express and implied warranty, unjust enrichment, deceptive advertising and unfair business practices where the plaintiffs have alleged, among other things, that HP employed a "smart chip" in certain inkjet printing products in order to register ink depletion prematurely and to render the cartridge unusable through a built-in expiration date that is hidden, not documented in marketing materials to consumers, or both. The plaintiffs have also contended that consumers received false ink depletion warnings and that the smart chip limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products.

  •
  A consolidated lawsuit captioned In re HP Inkjet Printer Litigation is pending in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. On January 4, 2008, the court heard plaintiffs' motions for class certification and to add a class representative and HP's motion for summary judgment. On July 25, 2008, the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

    court denied all three motions. Plaintiffs have indicated an intention to seek certification of a class of California consumers only.

  •
  A lawsuit captioned Blennis v. HP was filed on January 17, 2007 in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees.

  •
  Four class actions against HP and its subsidiary, Hewlett-Packard (Canada) Co., are pending in Canada, one commenced in British Columbia in February 2006, two commenced in Quebec in April 2006 and May 2006, respectively, and one commenced in Ontario in June 2006, where the plaintiffs are seeking class certification, restitution, declaratory relief, injunctive relief and unspecified statutory, compensatory and punitive damages.

         LaserJet Printer Litigation.    As described below, HP is involved in two lawsuits relating to technology allegedly employed in its LaserJet printer products.

  •
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

  •
  Baggett v. HP is a consumer class action filed against HP on June 6, 2007 in the United States District Court for the Central District of California alleging that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, thus preventing customers from using the toner that is allegedly left in the cartridge. The plaintiffs also allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

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

         CSIRO Patent Litigation.    Microsoft Corporation, Hewlett-Packard Company, et al. v. Commonwealth Scientific and Industrial Research Organisation of Australia is an action filed by HP and two other plaintiffs on May 9, 2005, in the District Court for the Northern District of California seeking a declaratory judgment against Commonwealth Scientific and Industrial Research Organisation of Australia ("CSIRO") that HP's products employing the IEEE 802.11a and 802.11g wireless protocol standards do not infringe CSIRO's United States Patent No. 5,487,069 relating to wireless transmission of data at frequencies in excess of 10GHz. On September 22, 2005, CSIRO filed an answer and counterclaims alleging that all HP products which employ those wireless protocol standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys' fees and costs, and an injunction against sales of infringing products. On December 12, 2006, CSIRO successfully moved to have the case transferred to the District Court of the Eastern District of Texas. That court has previously granted CSIRO's motions for summary judgment on the issues of validity and patent infringement and a permanent injunction in favor of CSIRO in a patent infringement action brought by CSIRO against Buffalo Technology (USA), Inc., a third party vendor of wireless networking products based on the same patent. This judgment was subsequently affirmed by the U.S. Court of Appeals for the Federal Circuit on all grounds except for one theory challenging the validity of the patent. On June 15, 2007, CSIRO filed an amended answer and counterclaims adding the allegation that all HP products which employ the draft IEEE 802.11n wireless protocol infringe the CSIRO patent. Trial is scheduled for April 2009.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

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

Environmental

        HP is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of its products and the recycling, treatment and disposal of its products including batteries. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, the energy consumption associated with those products and product take-back legislation. HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 17: Litigation and Contingencies (Continued)

environmental laws or if its products become non-compliant with environmental laws. HP's potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean up costs. The amount and timing of costs under environmental laws are difficult to predict.

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

        HP is also subject to legislation in an increasing number of jurisdictions that makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products (sometimes referred to as "product take-back legislation"). For example, the European Union ("EU") adopted the Waste Electrical and Electronic Equipment Directive in January 2003. That directive makes producers of electrical goods, including computers and printers, financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. The EU member states were obliged to make producers participating in the market financially responsible for implementing these responsibilities.

Note 18: Segment Information

  Description of Segments

        HP is a leading global provider of products, technologies, software, solutions and services to individual consumers, small and medium sized businesses ("SMBs"), and large enterprises including the public and education sectors. HP's offerings span personal computing and other access devices; imaging and printing-related products and services; enterprise information technology ("IT") infrastructure, including enterprise storage and server technology; software that optimizes business technology investments; financial services including leasing; and multi-vendor customer services, including technology support and maintenance, consulting and integration, information technology and business process outsourcing services and application services.

        HP and its operations are organized into seven business segments for financial reporting purposes: Enterprise Storage and Servers ("ESS"), HP Services ("HPS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. The business operation that we acquired through our acquisition of EDS is a business unit within HPS for financial reporting purposes. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the accompanying Consolidated Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. ESS, HPS and HP Software are reported collectively as a broader Technology Solutions Group ("TSG"). In order to provide a supplementary view of HP's business, aggregated financial data for TSG is presented herein.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

        HP has reclassified segment operating results for fiscal 2007 and fiscal 2006 to conform to certain fiscal 2008 organizational realignments. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

  Technology Solutions Group.

Each of the business segments within TSG is described in detail below.

  •
  Enterprise Storage and Servers provides storage and server products. The various server offerings range from entry-level servers to high-end scalable servers, including Superdome servers. Industry standard servers include primarily entry-level and mid-range ProLiant servers, which run primarily Windows®(1), Linux and Novell operating systems and leverage Intel Corporation ("Intel") and Advanced Micro Devices ("AMD") processors. The business spans a range of product lines, including pedestal-tower servers, density-optimized rack servers and HP's BladeSystem family of server blades. Business critical systems include Itanium®(2)-based Integrity servers running on HP-UX, Windows®, Linux, OpenVMS and NonStop operating systems, including the high-end Superdome servers and fault-tolerant Integrity NonStop servers. Business critical systems also include the Reduced Instruction Set Computing ("RISC")-based servers with the HP 9000 line running on the HP-UX operating system, HP AlphaServers running on both Tru64 UNIX®(3) and OpenVMS, and MIPs-based NonStop servers. HP's StorageWorks offerings include entry-level, mid-range and high-end arrays, storage area networks ("SANs"), network attached storage ("NAS"), storage management software, and virtualization technologies, as well as tape drives, tape libraries and optical archival storage.

(1)
Windows® is a registered trademark of Microsoft Corporation.
(2)
Itanium® is a registered trademark of Intel Corporation.
(3)
UNIX® is a registered trademark of The Open Group.

•
HP Services provides a portfolio of multi-vendor IT services including technology services, consulting and integration and outsourcing services. HPS also offers a variety of services tailored to particular industries such as communications, media and entertainment, manufacturing and distribution, financial services, health and life sciences and the public sector, including government services. HPS collaborates with the Enterprise Storage and Servers and HP Software, as well as with third-party system integrators and software and networking companies to bring solutions to HP customers. HPS also works with HP's Imaging and Printing Group and Personal Systems Group to provide managed print services, end user workplace services, and mobile workforce productivity solutions to enterprise customers. Technology Services provides a range of services, including standalone product support and high availability services for complex, global, networked and multi-vendor environments. Technology Services also manages the delivery of product warranty support through its own service organization, as well as through authorized partners. Consulting and Integration provides services to architect, design and implement technology and industry-specific solutions for customers. Consulting and Integration also provides cross-industry solutions in the areas of architecture and governance, infrastructure, applications and packaged applications, security, IT service management, information management and enterprise Microsoft solutions. Outsourcing Services offers a variety of IT

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

    management and outsourcing services that support customers' infrastructure, applications, business processes, end user workplace, print environment and business continuity and recovery requirements. EDS was added as a business unit within HP Services for financial reporting purposes in the fourth quarter of 2008. EDS provides information technology, applications and business process outsourcing services to customers.

  •
  HP Software provides enterprise IT management software solutions, including support, that allow customers to manage and automate their IT infrastructure, operations, applications, IT services and business processes under the HP Business Technology Optimization ("BTO") brand. The portfolio of BTO solutions also includes tools to automate data center operations and IT processes. HP Software also provides OpenCall solutions, a suite of comprehensive, carrier-grade software platforms for service providers products that enable them to develop and deploy next-generation voice, data and converged network services. HP Software further provides information management and business intelligence solutions, which include enterprise data warehousing, information business continuity, data availability, compliance and e-discovery products that enable our customers to extract more value from their structured and unstructured data and information.

        HP's other business segments are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops, notebooks and Tablet PCs, the HP EliteBook line of Mobile Workstations and professional notebooks, as well as the HP Mini-Note PC, HP Blade PCs, Retail POS systems, and the HP Compaq and Neoware Thin Clients. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi-media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP HDX Premium notebooks, Touchsmart PCs and Voodoo Gaming PCs. Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. Workstations run on Windows® and Linux-based operating systems. PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows® Mobile software. These products range from basic PDAs to advanced devices with voice and data capability. Digital entertainment products include Media Smart home servers, HD DVD and RW drives and DVD writers.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing and capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, ink, media) and develops HP's retail and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs as well as retail publishing solutions, Snapfish, and Logoworks. LaserJet and Enterprise Solutions delivers products and services to the enterprise segment. It includes

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

    LaserJet printers and supplies, Edgeline, scanners, enterprise software solutions such as Exstream Software and Web Jetadmin, managed print services products and solutions, and Halo telepresence. Graphics solutions include large format printing (Designjet, Scitex, ColorSpan and NUR), large format supplies, WebPress supplies, Indigo printing, specialty printing systems, inkjet high-speed production solutions and light production solutions. Printer supplies include LaserJet toner and inkjet printer cartridges and other printing-related media such as HP-branded Vivera and ColorSphere ink and HP Premium and Premium Plus photo papers.

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

  •
  Corporate Investments includes HP Labs and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions under the brand "ProCurve Networking," as well as the licensing of specific HP technology to third parties.

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, stock-based compensation expense related to HP-granted employee stock options, PRU's and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, as well as certain corporate governance costs.

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

        Selected operating results information for each business segment was as follows for the following fiscal years ended October 31:

	Total Net Revenue			Earnings (Loss) from Operations
	2008	2007	2006	2008	2007	2006
	In millions
Enterprise Storage and Servers	$19,400	$18,639	$17,211	$2,577	$2,148	$1,557
HP Services	22,397	16,570	15,578	2,491	1,787	1,498
HP Software	3,029	2,531	1,437	461	221	(17)

Technology Solutions Group	44,826	37,740	34,226	5,529	4,156	3,038

Personal Systems Group	42,295	36,409	29,166	2,375	1,939	1,152
Imaging and Printing Group	29,385	28,465	26,786	4,590	4,315	3,978
HP Financial Services	2,698	2,336	2,078	192	155	147
Corporate Investments	965	762	566	49	(57)	(151)

Segment total	$120,169	$105,712	$92,822	$12,735	$10,508	$8,164

        The reconciliation of segment operating results information to HP consolidated totals was as follows for the following fiscal years ended October 31:

	2008	2007	2006
	In millions
Net revenue:
Segment total	$120,169	$105,712	$92,822
Elimination of intersegment net revenue and other	(1,805)	(1,426)	(1,164)

Total HP consolidated net revenue	$118,364	$104,286	$91,658

Earnings before taxes:
Total segment earnings from operations	$12,735	$10,508	$8,164
Corporate and unallocated costs and eliminations	(460)	(439)	(331)
Unallocated costs related to certain stock-based compensation expense	(479)	(507)	(459)
Amortization of purchased intangible assets	(967)	(783)	(604)
In-process research and development charges	(45)	(190)	(52)
Acquisition-related charges	(41)	—	—
Restructuring charges	(270)	(387)	(158)
Pension curtailments and settlements, net	—	517	—
Interest and other, net	—	458	631

Total HP consolidated earnings before taxes	$10,473	$9,177	$7,191

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. Corporate and unallocated assets are composed primarily of cash and cash equivalents. As described above, fiscal 2008 segment asset information is stated based on the fiscal 2008 organizational

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

structure. Total assets by segment as well as for TSG and the reconciliation of segment assets to HP consolidated total assets were as follows at October 31:

	2008	2007	2006
	In millions
Enterprise Storage and Servers	$11,566	$13,518	$13,647
HP Services	42,533	17,232	15,712
HP Software	8,908	8,366	1,909

Technology Solutions Group	$63,008	$39,116	$31,268

Personal Systems Group	16,451	14,153	12,237
Imaging and Printing Group	14,203	14,573	13,889
HP Financial Services	9,174	9,001	7,927
Corporate Investments	366	297	305
Corporate and unallocated assets	10,130	11,559	16,355

Total HP consolidated assets	$113,331	$88,699	$81,981

  Major Customers

        No single customer represented 10% or more of HP's total net revenue in any fiscal year presented.

  Geographic Information

        Net revenue, classified by the major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2008	2007	2006
	In millions
Net revenue:
U.S.	$36,932	$34,814	$32,244
Non-U.S.	81,432	69,472	59,414

Total HP consolidated net revenue	$118,364	$104,286	$91,658

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

        At October 31, 2008, Belgium and the United States had 10% or more of HP's total consolidated net assets. At October 31, 2007, no single country other than the United States had 10% or more of HP's total consolidated net assets. At October 31, 2006, Belgium and the Netherlands each represented 10% or more of HP's total consolidated net assets in addition to the United States.

        No single country other than the United States had more than 10% of HP's total consolidated net property, plant and equipment in any period presented. HP's long-lived assets other than goodwill and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

purchased intangible assets, which HP does not allocate to specific geographic locations as it is impracticable for HP to do so, are composed principally of net property, plant and equipment.

        Net property, plant and equipment, classified by major geographic areas in which HP operates, was as follows for the following fiscal years ended October 31:

	2008	2007	2006
	In millions
Net property, plant and equipment:
U.S.	$6,223	$4,321	$3,710
Non-U.S.	4,615	3,477	3,153

Total HP consolidated net property, plant and equipment	$10,838	$7,798	$6,863

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

Note 18: Segment Information (Continued)

  Net revenue by segment and business unit

        The following table provides net revenue by segment and business unit for the following fiscal years ended October 31:

	2008	2007	2006
	In millions
Net revenue(1):
Industry standard servers	$11,657	$11,380	$9,982
Business critical systems	3,538	3,553	3,654
Storage	4,205	3,706	3,575

Enterprise Storage and Servers	19,400	18,639	17,211

Technology services	9,413	8,539	8,246
Outsourcing services	5,597	4,839	4,399
Consulting and integration	3,531	3,192	2,933
EDS(2)	3,856	—	—

HP Services	22,397	16,570	15,578

Business technology optimization(3)	2,497	2,004	889
Other software(3)	532	527	548

HP Software	3,029	2,531	1,437

Technology Solutions Group	44,826	37,740	34,226

Notebooks	22,657	17,650	12,005
Desktops	16,626	15,889	14,641
Workstations	1,902	1,721	1,368
Handhelds	360	531	650
Other	750	618	502

Personal Systems Group	42,295	36,409	29,166

Commercial hardware	6,799	6,863	6,717
Consumer hardware	3,998	4,496	4,485
Supplies	18,587	17,106	15,584
Other	1	—	—

Imaging and Printing Group	29,385	28,465	26,786

HP Financial Services	2,698	2,336	2,078
Corporate Investments	965	762	566

Total segments	120,169	105,712	92,822

Eliminations of inter-segment net revenue and other	(1,805)	(1,426)	(1,164)

Total HP consolidated net revenue	$118,364	$104,286	$91,658

(1)
Certain fiscal 2008 organizational realignments have been reflected retroactively to provide improved visibility and comparability. The reclassifications resulted in the transfer of revenue among ESS, HPS and HP Software within TSG. In addition, revenue was transferred among the business units within IPG and among the business units within PSG, but there was no change to the previously reported revenue for either segment as a whole. There was no impact on the previously reported revenues of HPFS and Corporate Investments or on the previously reported consolidated financial results for the company as a whole.

(2)
Reflects the revenue of EDS from August 26, 2008 through October 31, 2008.

(3)
The OpenView business unit was renamed "Business Technology Optimization" and the OpenCall and other business unit was renamed "Other Software" effective in fiscal 2008. The renamed "Other Software" business unit includes primarily OpenCall and information management and business intelligence solutions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Quarterly Summary
(Unaudited)

	Three-month periods ended
	January 31	April 30	July 31	October 31
	In millions, except per share amounts
2008
Net revenue	$28,467	$28,262	$28,032	$33,603
Cost of sales(1)	21,499	21,261	21,253	25,908
Research and development	898	908	895	842
Selling, general and administrative	3,241	3,275	3,137	3,451
Amortization of purchased intangible assets	206	211	213	337
In-process research and development charges	—	13	—	32
Restructuring charges	10	4	5	251
Acquisition-related charges	—	—	—	41
Total costs and expenses	25,854	25,672	25,503	30,862
Earnings from operations	2,613	2,590	2,529	2,741
Interest and other, net	72	3	23	(98)
Earnings before taxes	2,685	2,593	2,552	2,643
Provision for taxes	552	536	525	531
Net earnings	$2,133	$2,057	$2,027	$2,112
Net earnings per share:(2)
Basic	$0.83	$0.83	$0.82	$0.87
Diluted	$0.80	$0.80	$0.80	$0.84
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange
Low	$39.99	$40.16	$40.83	$30.03
High	$53.48	$49.69	$49.97	$49.20
2007
Net revenue	$25,082	$25,534	$25,377	$28,293
Cost of sales(1)	19,136	19,283	19,164	21,304
Research and development	877	903	917	914
Selling, general and administrative	2,908	3,044	3,002	3,272
Amortization of purchased intangible assets	201	212	183	187
In-process research and development charges	167	19	—	4
Restructuring charges	(41)	453	(5)	(20)
Pension curtailments and pension settlements, net	(9)	(508)	—	—
Total costs and expenses	23,239	23,406	23,261	25,661
Earnings from operations	1,843	2,128	2,116	2,632
Interest and other, net	121	100	170	67
Earnings before taxes	1,964	2,228	2,286	2,699
Provision for taxes	417	453	508	535
Net earnings	$1,547	$1,775	$1,778	$2,164
Net earnings per share:(2)
Basic	$0.57	$0.67	$0.68	$0.84
Diluted	$0.55	$0.65	$0.66	$0.81
Cash dividends paid per share	$0.08	$0.08	$0.08	$0.08
Range of per share closing stock prices on the New York Stock Exchange:
Low	$38.22	$38.67	$42.83	$46.01
High	$43.53	$43.13	$48.54	$52.87

(1)
Cost of products, cost of services and financing interest.

(2)
EPS for each quarter is computed using the weighted-average number of shares outstanding during that quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

 ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

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

ITEM 9B. Other Information.

        Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

        The names of the executive officers of HP and their ages, titles and biographies as of the date hereof are incorporated by reference from Part I, Item 1, above.

        The following information is included in HP's Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after HP's fiscal year end of October 31, 2008 (the "Proxy Statement") and is incorporated herein by reference:

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

 ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

        The following information is included in the Proxy Statement and is incorporated herein by reference:

  •
  Information regarding transactions with related persons is set forth under "Related Person Transaction Policies and Procedures."

  •
  Information regarding director independence is set forth under "Corporate Governance Principles and Board Matters—Director Independence."

ITEM 14. Principal Accounting Fees and Services.

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

  2.
  Financial Statement Schedules:

  Schedule II—Valuation and Qualifying Accounts for the three fiscal years ended October 31, 2008.

  All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and notes thereto in Item 8 above.

  3.
  Exhibits:

  A list of exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by HP) is provided in the Exhibit Index on page 167 of this report. HP will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request. Stockholders may request exhibits copies by contacting:

      Hewlett-Packard Company
      Attn: Investor Relations
      3000 Hanover Street
      Palo Alto, CA 94304
      (866) GET-HPQ1 or (866) 438-4771

Schedule II

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts

	For the fiscal years ended October 31
	2008	2007	2006
	In millions
Allowance for doubtful accounts — accounts receivable:
Balance, beginning of period	$226	$220	$227
Amount acquired through acquisition	245	3	4
Addition of bad debt provision	226	32	37
Deductions, net of recoveries	(144)	(29)	(48)

Balance, end of period	$553	$226	$220

Allowance for doubtful accounts — financing receivables:
Balance, beginning of period	$84	$80	$111
Additions (reversal) to allowance	49	15	(33)
Deductions, net of recoveries	(43)	(11)	2

Balance, end of period	$90	$84	$80

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2008	HEWLETT-PACKARD COMPANY
	By:	/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Catherine A. Lesjak, Michael J. Holston and Paul T. Porrini, or any of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ MARK V. HURD Mark V. Hurd	Chairman, Chief Executive Officer and President (Principal Executive Officer)	December 18, 2008
/s/ CATHERINE A. LESJAK Catherine A. Lesjak	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 18, 2008
/s/ JAMES T. MURRIN James T. Murrin	Senior Vice President and Controller (Principal Accounting Officer)	December 18, 2008
/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	December 18, 2008
/s/ SARI M. BALDAUF Sari M. Baldauf	Director	December 18, 2008
/s/ RICHARD A. HACKBORN Richard A. Hackborn	Director	December 18, 2008
/s/ JOHN H. HAMMERGREN John H. Hammergren	Director	December 18, 2008

Signature	Title(s)	Date

/s/ JOEL Z. HYATT Joel Z. Hyatt	Director	December 18, 2008
/s/ JOHN R. JOYCE John R. Joyce	Director	December 18, 2008
/s/ ROBERT L. RYAN Robert L. Ryan	Director	December 18, 2008
/s/ LUCILLE S. SALHANY Lucille S. Salhany	Director	December 18, 2008
/s/ G. KENNEDY THOMPSON G. Kennedy Thompson	Director	December 18, 2008

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.	8-K/A	001-04423	2.1	May 13, 2008
2(b)	Amendment No. 1 to Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.	8-K	001-04423	2.1	July 25, 2008
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective July 24, 2008.	8-K	001-04423	3.1	July 24, 2008
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007
4(h)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(i)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(j)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.‡
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(a)(a)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended,	10-Q	001-04423	10(a)(a)	June 8, 2007
Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as
amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer
Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan,	10-Q	001-04423	10(b)(b)	June 8, 2007
Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(m)(m)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(p)(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(q)(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(r)(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(s)(s)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(t)(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective August 1, 2008.*‡
10(w)(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*‡
10(x)(x)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*‡
10(y)(y)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*‡
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
13-14	None.
16	None.
18	None.
21	Subsidiaries of the registrant as of October 31, 2008.‡
22	None.
23	Consent of Independent Registered Public Accounting Firm.‡
24	Power of Attorney (included on the signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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