Form 10-Q
period 2009-01-31
HEWLETT PACKARD CO
filed 2009-03-10
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2009
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

        The number of shares of HP common stock outstanding as of February 28, 2009 was 2,396,613,014 shares.

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
INDEX

Forward-Looking Statements

        This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. If the risks or uncertainties ever materialize or the assumptions prove incorrect, the results of Hewlett-Packard Company and its consolidated subsidiaries ("HP") may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any projections of revenue, margins, expenses, tax provisions, earnings, cash flows, benefit obligations, share repurchases, acquisition synergies, currency exchange rates or other financial items; any statements of the plans, strategies and objectives of management for future operations, including the execution of cost reduction programs and restructuring and integration plans; any statements concerning expected development, performance or market share relating to products or services; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. Risks, uncertainties and assumptions include macroeconomic and geopolitical trends and events; the execution and performance of contracts by HP and its customers, suppliers and partners; the challenge of managing asset levels, including inventory; the difficulty of aligning expense levels with revenue changes; assumptions related to pension and other post-retirement costs; expectations and assumptions relating to the execution and timing of cost reduction programs and restructuring and integration plans; the possibility that the expected benefits of business combination transactions may not materialize as expected; the resolution of pending investigations, claims and disputes; and other risks that are described herein, including but not limited to the items discussed in "Factors that Could Affect Future Results" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report, and that are otherwise described from time to time in HP's Securities and Exchange Commission reports, including HP's Annual Report on Form 10-K for the fiscal year ended October 31, 2008. HP assumes no obligation and does not intend to update these forward-looking statements.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended January 31
	2009	2008(1)
	In millions, except per share amounts
Net revenue:
Products	$18,623	$23,120
Services	10,088	5,257
Financing income	89	90

Total net revenue	28,800	28,467

Costs and expenses:
Cost of products	14,164	17,334
Cost of services	7,819	4,028
Financing interest	86	82
Research and development	732	898
Selling, general and administrative	2,893	3,296
Amortization of purchased intangible assets	412	206
In-process research and development charges	6	—
Restructuring charges	146	10
Acquisition-related charges	48	—

Total operating expenses	26,306	25,854

Earnings from operations	2,494	2,613

Interest and other, net	(232)	72

Earnings before taxes	2,262	2,685
Provision for taxes	408	552

Net earnings	$1,854	$2,133

Net earnings per share:
Basic	$0.77	$0.83

Diluted	$0.75	$0.80

Cash dividends declared per share	$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	2,410	2,560

Diluted	2,464	2,655

(1)
Certain pursuit-related costs previously reported as Cost of products have been realigned retroactively to Selling, general and administrative expenses due to the organizational realignments occurring within HP's service offerings portfolio.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	January 31, 2009	October 31, 2008
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,189	$10,153
Short-term investments	66	93
Accounts receivable	14,769	16,928
Financing receivables	2,316	2,314
Inventory	7,629	7,879
Other current assets	12,912	14,361

Total current assets	48,881	51,728

Property, plant and equipment	10,774	10,838
Long-term financing receivables and other assets	10,111	10,468
Goodwill	32,429	32,335
Purchased intangible assets	7,439	7,962

Total assets	$109,634	$113,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$10,199	$10,176
Accounts payable	11,231	14,138
Employee compensation and benefits	2,951	4,159
Taxes on earnings	699	869
Deferred revenue	6,591	6,287
Accrued restructuring	1,034	1,099
Other accrued liabilities	14,282	16,211

Total current liabilities	46,987	52,939

Long-term debt	10,259	7,676
Other liabilities	12,801	13,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,405 and 2,415 shares issued and outstanding, respectively)	24	24
Additional paid-in capital	13,978	14,012
Retained earnings	26,165	24,971
Accumulated other comprehensive loss	(580)	(65)

Total stockholders' equity	39,587	38,942

Total liabilities and stockholders' equity	$109,634	$113,331

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months ended January 31
	2009	2008
	In millions
Cash flows from operating activities:
Net earnings	$1,854	$2,133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,214	749
Stock-based compensation expense	154	157
Provision for bad debt and inventory	168	78
In-process research and development charges	6	—
Restructuring charges	146	10
Acquisition-related charges	48	—
Deferred taxes on earnings	(63)	361
Excess tax benefit from stock-based compensation	(13)	(88)
Other, net	(17)	6
Changes in operating assets and liabilities:
Accounts and financing receivables	1,780	1,007
Inventory	156	54
Accounts payable	(2,889)	(659)
Taxes on earnings	300	(92)
Restructuring	(209)	(31)
Other assets and liabilities	(1,509)	(498)

Net cash provided by operating activities	1,126	3,187

Cash flows from investing activities:
Investment in property, plant and equipment	(828)	(611)
Proceeds from sale of property, plant and equipment	152	88
Purchases of available-for-sale securities and other investments	—	(20)
Maturities and sales of available-for-sale securities and other investments	46	106
Payments made in connection with business acquisitions, net	(345)	(264)

Net cash used in investing activities	(975)	(701)

Cash flows from financing activities:
Issuance (repayment) of commercial paper and notes payable, net	57	(899)
Issuance of debt	2,016	16
Payment of debt	(69)	(105)
Issuance of common stock under employee stock plans	299	554
Repurchase of common stock	(1,238)	(3,324)
Excess tax benefit from stock-based compensation	13	88
Dividends	(193)	(206)

Net cash provided by (used in) financing activities	885	(3,876)

Increase (decrease) in cash and cash equivalents	1,036	(1,390)
Cash and cash equivalents at beginning of period	10,153	11,293

Cash and cash equivalents at end of period	$11,189	$9,903

Supplemental schedule of noncash investing and financing activities:
Issuance of options assumed in business acquisitions	$—	$(4)
Purchase of assets under financing arrangement	$264	$—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of January 31, 2009, and its results of operations and cash flows for the three months ended January 31, 2009 and 2008. The Consolidated Condensed Balance Sheet as of October 31, 2008 is derived from the October 31, 2008 audited financial statements. Certain reclassifications have been made to prior-year amounts in order to conform to the current year presentation.

        The results of operations for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates. HP has expanded its significant accounting policy disclosures beginning this quarter to include the following summary of its existing policy relating to loss contingencies. This summary previously has appeared, and continues to appear, as part of HP's disclosure regarding litigation and contingencies in Note 15.

        HP is involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," HP records a provision for a liability when it believes it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. HP reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond HP's control.

  Accounting Pronouncements

        As previously reported in HP's 2008 Annual Report on Form 10-K, HP recognized the funded status of its benefit plans at October 31, 2007 in accordance with the recognition provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. HP will adopt the measurement provisions of SFAS 158 effective October 31, 2009 for the HP pension and post retirement plans. HP does not expect the adoption of the measurement provisions of SFAS 158 will have a material effect on its consolidated results of operations and financial condition.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements" ("SFAS 157") to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of adoption of FSP SFAS 157-2, HP will adopt SFAS 157 for all nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. Although HP will continue to evaluate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, HP does not expect the adoption of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact of the adoption of SFAS 141(R) on its consolidated results of operations and financial condition, which will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement. Among other potential impacts, HP currently believes that the adoption of SFAS 141(R) will result in the recognition of certain types of expenses in its results of operations that are currently capitalized pursuant to existing accounting standards.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by HP in the second quarter of fiscal 2009. HP will present the required disclosures in the prescribed format on a prospective basis upon adoption. HP does not expect the adoption of SFAS 161 will have a material effect on its consolidated results of operations and financial condition.

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by HP in the first quarter of fiscal 2010. HP currently does not have any outstanding convertible debt instruments that are subject to the provisions of FSP APB 14-1. However, HP's U.S. dollar zero-coupon convertible notes that were redeemed in full in March 2008 are subject to the provisions of FSP APB 14-1. As a result, upon adoption of FSP APB 14-1 in the first quarter of fiscal 2010, HP's fiscal 2008 consolidated results of operations and financial condition will be affected on a retroactive basis. HP does not expect the adoption of FSP APB 14-1 will have a material effect on its consolidated results of operations and financial condition.

        In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. HP has granted and is expected to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, HP will be required to include these instruments in the calculation of HP's basic earnings per share ("EPS"), and it will need to calculate basic EPS using the "two-class method." Restricted stock is currently included in HP's dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 will have on its calculation of EPS.

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157.

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

        In December 2008, the FASB issued FSP SFAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" ("FSP SFAS 132(R)-1"). FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be adopted by HP in the first quarter of fiscal 2010. HP will present the required disclosures in the prescribed format on a prospective basis upon adoption. HP does not expect the adoption of FSP SFAS 132(R)-1 will have a material effect on its consolidated results of operations and financial condition.

  Recently Adopted Accounting Pronouncements

        During the first quarter of fiscal 2009, HP adopted the following accounting standards, none of which had a material effect on its consolidated results of operations during such period or financial condition at the end of such period:

  •
  SFAS No. 157;

  •
  FSP SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP SFAS 157-1");

  •
  FSP SFAS 157-2;

  •
  FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3");

  •
  SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"); and

  •
  EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities."

        See Note 8 for additional information pertaining to SFAS 157, FSP SFAS 157-1, FSP SFAS 157-2, FSP SFAS 157-3 and SFAS 159.

Note 2: Stock-Based Compensation

        HP's stock-based compensation plans include incentive compensation plans and an employee stock purchase plan. Incentive compensation plans include principal option plans as well as various stock option plans assumed through acquisitions. Principal option plans include performance-based restricted units ("PRU"), stock options and restricted stock awards. HP accounts for its stock-based compensation plans under SFAS No. 123(R), "Share-Based Payment".

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Total stock-based compensation expense for the three months ended January 31, 2009 and 2008 was as follows:

	Three months ended January 31
	2009	2008
	In millions
Cost of sales	$52	$36
Research and development	17	20
Selling, general and administrative	85	101
Acquisition-related charges	6	—

Stock-based compensation expense before income taxes(1)	160	157
Income tax benefit	(48)	(47)

Total stock-based compensation expense after income taxes	$112	$110

(1)
For the three months ended January 31, 2009, $6 million of stock-based compensation expense before income taxes was included in acquisition-related charges in the accompanying Consolidated Condensed Statements of Cash Flows.

  Performance-based Restricted Units

        In fiscal 2008, HP implemented a program that provides for the issuance of PRUs representing hypothetical shares of HP common stock that may be issued under the Hewlett-Packard Company 2004 Stock Incentive Plan.

        Under the PRU program, a target number of units are awarded at the beginning of each three-year performance period. The number of shares released at the end of the performance period will range from zero to two times the target number depending on performance during the period. The performance metrics of the PRU program are (a) annual targets based on cash flow from operations as a percentage of revenue, and (b) an overall "modifier" based on Total Shareholder Return ("TSR") relative to the S&P 500 over the three-year performance period. TSR is calculated using the quarterly average performance of the S&P 500 during the three-year performance period.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        HP estimates the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The following weighted-average assumptions were used to determine the fair values of the PRU awards:

	Three months ended January 31
	2009(1)	2008
Weighted-average fair value of grants	$40.56	$40.21
Expected volatility(2)	35%	26%
Risk-free interest rate	1.34%	3.13%
Dividend yield	0.88%	0.70%
Expected life in months	30	33

(1)
Reflects the weighted-average fair value for the second year of the three-year performance period applicable to PRUs granted in fiscal 2008 and for the first year of the three-year performance period applicable to PRUs granted in fiscal 2009. The estimated fair value of a target share for the third year for PRUs granted in fiscal 2008 and for the second and third years for PRUs granted in fiscal 2009 will be determined when the annual cash flow goals are approved, and the expense will be amortized over the remainder of the applicable three-year performance period.

(2)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

        Outstanding PRUs as of January 31, 2009 and October 31, 2008 and changes during the three months ended January 31, 2009 were as follows (shares in thousands):

	Three months ended January 31, 2009	Fiscal 2008
Beginning units outstanding	10,965	—
Granted	13,854	8,783
Change in units due to performance and market conditions	(661)	2,492
Forfeited	(230)	(310)

Ending units outstanding	23,928	10,965

Vested	—	—

Units assigned a fair value	11,963	5,292

        At January 31, 2009, there was $320 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average period of 2.2 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Stock Options

        HP estimated the fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions and weighted-average fair values:

	Three months ended January 31
	2009	2008
Weighted-average fair value of grants	$14.22	$16.59
Implied volatility	51%	35%
Risk-free interest rate	1.79%	3.38%
Dividend yield	0.95%	0.65%
Expected life in months	60	60

        Option activity as of January 31, 2009 and changes during the three months ended January 31, 2009 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2008	307,728	$34
Granted and assumed through acquisitions	1,160	$22
Exercised	(5,677)	$24
Forfeited/cancelled/expired	(11,555)	$67

Outstanding at January 31, 2009	291,656	$32	3.1	$1,942

Vested and expected to vest at January 31, 2009	288,980	$32	3.1	$1,929

Exercisable at January 31, 2009	252,591	$32	2.7	$1,754

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on January 31, 2009. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the first quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three months ended January 31, 2009 was $65 million.

        At January 31, 2009, there was $364 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average period of 1.4 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Restricted Stock Awards

        Non-vested restricted stock awards as of January 31, 2009 and changes during the three months ended January 31, 2009 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at October 31, 2008	12,930	$44
Granted	474	$35
Vested	(1,075)	$42
Forfeited	(373)	$40

Non-vested at January 31, 2009	11,956	$44

        At January 31, 2009, there was $226 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average period of 1.2 years.

  Changes to the Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Employees purchase stock pursuant to the ESPP semi-annually at a price equal to 85% of the fair market value on the purchase date. HP recognizes expense based on a 15% discount from fair market value. Effective May 1, 2009, HP will discontinue offering the 15% discount.

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding restricted stock, stock options, restricted stock units and convertible debt.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended January 31
	2009	2008
	In millions, except per share amounts
Numerator:
Net earnings	$1,854	$2,133
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	—	2

Net earnings, adjusted	$1,854	$2,135

Denominator:
Weighted-average shares used to compute basic EPS	2,410	2,560
Effect of dilutive securities:
Dilution from employee stock plans	54	87
Zero-coupon subordinated convertible notes	—	8

Dilutive potential common shares	54	95

Weighted-average shares used to compute diluted EPS	2,464	2,655

Net earnings per share:
Basic	$0.77	$0.83
Diluted	$0.75	$0.80

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. In the first quarter of fiscal 2009 and 2008, HP excluded 107 million shares and 35 million shares, respectively, from its diluted EPS calculation. Also, in accordance with SFAS 123R, HP excluded from the calculation of diluted EPS options to purchase an additional 1 million shares and 30 million shares in the first quarter of fiscal 2009 and 2008, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive. As disclosed in Note 2, HP granted PRU awards representing at target approximately 14 million shares and 9 million shares, respectively. HP includes the shares underlying PRU awards in the calculation of diluted EPS when they become contingently issuable per SFAS No. 128, "Earnings per Share," and excludes such shares when they are not contingently issuable. Accordingly, HP has included 2 million shares underlying the PRU awards granted in fiscal 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the performance period applicable to those awards. HP has excluded all other shares underlying the fiscal 2008 awards and all shares underlying the fiscal 2009 awards as those shares are not contingently issuable.

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

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	January 31, 2009	October 31, 2008
	In millions
Accounts receivable	$15,355	$17,481
Allowance for doubtful accounts	(586)	(553)

	$14,769	$16,928

Financing receivables	$2,360	$2,355
Allowance for doubtful accounts	(44)	(41)

	$2,316	$2,314

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $569 million as of January 31, 2009. HP sold $549 million of trade receivables during the first quarter of fiscal 2009. As of January 31, 2009, HP had $167 million available under these programs.

  Inventory

	January 31, 2009	October 31, 2008
	In millions
Finished goods	$4,831	$5,219
Purchased parts and fabricated assemblies	2,798	2,660

	$7,629	$7,879

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Other Current Assets

	January 31, 2009	October 31, 2008
	In millions
Prepaid expenses	$2,505	$1,636
Other current assets	10,407	12,725

	$12,912	$14,361

Note 5: Acquisitions

        In the first quarter of fiscal 2009, HP completed the acquisition of Lefthand Networks, Inc., a leading provider of storage virtualization and solutions for approximately $347 million including direct transaction costs and the assumption of certain liabilities in connection with the transaction. HP recorded $273 million to goodwill, $95 million to purchased intangibles and $6 million to in-process research and development charges ("IPR&D") related to this acquisition. Lefthand Networks is being integrated into HP's Enterprise Storage and Servers segment within the Technology Solutions Group. HP does not expect goodwill recorded with respect to this acquisition to be deductible for tax purposes. HP has not presented pro forma results of operations because this acquisition is not material to HP's consolidated results of operations.

  Acquisition of Electronic Data Systems Corporation ("EDS")

        As previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2008, on August 26, 2008, HP completed its acquisition of EDS. The purchase price for EDS was $13.0 billion, comprised of $12.7 billion cash paid for outstanding common stock, $328 million for the estimated fair value of stock options and restricted stock units assumed, and $36 million for direct transaction costs. Of the total purchase price, a preliminary estimate of $10.5 billion has been allocated to goodwill, $4.5 billion has been allocated to amortizable intangible assets acquired and $2.0 billion has been allocated to net tangible liabilities assumed in connection with the acquisition. HP also expensed $30 million for IPR&D charges.

        The purchase price allocation as of the date of the acquisition reflects various preliminary estimates and analyses, including preliminary work performed by third-party valuation specialists, and is subject to change during the purchase price allocation period (generally one year from the acquisition date) as valuations are finalized.

        HP has evaluated and continues to evaluate certain pre-acquisition contingencies related to EDS that existed as of the acquisition date. Additional information, which existed as of the acquisition date but was at that time unknown to HP, may become known to HP during the remainder of the purchase price allocation period, and may result in goodwill adjustments. If these pre-acquisition contingencies become probable in nature and estimable after the end of the purchase price allocation period, amounts would be recorded for such matters in HP's results of operations.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 5: Acquisitions (Continued)

  Pro forma results for EDS acquisition

        The following table presents the unaudited results of HP (including EDS) for the three months ended January 31, 2009 and the unaudited pro forma results for the three months ended January 31, 2008. The unaudited pro forma financial information for the three months ended January 31, 2008 combines the results of operations of HP and EDS as though the companies had been combined as of the beginning of fiscal 2008. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of fiscal 2008. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, restructuring charges, IPR&D charges, adjustments for incremental stock-based compensation expense related to the unearned portion of EDS stock options and restricted stock units assumed, adjustments for depreciation expense for property, plant and equipment, adjustments to interest expense and related tax effects.

	Three months ended January 31
In millions, except per share data	2009	2008
	Unaudited
Revenue	$28,800	$33,748
Net Income	$1,854	$1,521
Basic net income per share	$0.77	$0.59
Diluted net income per share	$0.75	$0.57

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of January 31, 2009 and changes in the carrying amount of goodwill for the three months ended January 31, 2009 are as follows:

	Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2008	$16,284	$4,745	$6,162	$2,493	$2,463	$144	$44	$32,335
Goodwill acquired during the period	—	273	—	—	—	—	—	273
Goodwill adjustments	(172)	—	(5)	—	(2)	—	—	(179)

Balance at January 31, 2009	$16,112	$5,018	$6,157	$2,493	$2,461	$144	$44	$32,429

        During the three months ended January 31, 2009, HP recorded a reduction of approximately $300 million to goodwill as a result of currency translation related to EDS's foreign subsidiaries whose functional currency is not the U.S. dollar. The reduction to goodwill was partially offset by adjustments of approximately $130 million to the estimated fair values of EDS's intangible assets and net liabilities acquired.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets (Continued)

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	January 31, 2009			October 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$6,488	$(2,402)	$4,086	$6,530	$(2,176)	$4,354
Developed and core technology and patents	4,131	(2,318)	1,813	4,189	(2,147)	2,042
Product trademarks	242	(124)	118	253	(109)	144

Total amortizable purchased intangible assets	10,861	(4,844)	6,017	10,972	(4,432)	6,540
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$12,283	$(4,844)	$7,439	$12,394	$(4,432)	$7,962

        For the three months ended January 31, 2009, HP recorded a reduction of approximately $100 million to purchased intangibles as a result of currency translation related to EDS's foreign subsidiaries whose functional currency is not the U.S. dollar. In addition, HP also recorded an adjustment of approximately $90 million to the estimated fair value of EDS's intangible assets acquired.

        Estimated future amortization expense related to finite lived purchased intangible assets at January 31, 2009 is as follows:

Fiscal year:	In millions
2009 (remaining 9 months)	$1,084
2010	1,300
2011	1,002
2012	810
2013	673
Thereafter	1,148

Total	$6,017

Note 7: Restructuring Charges

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

        In the fourth quarter of fiscal 2008, HP recorded a liability of approximately $1.8 billion related to this restructuring plan. Approximately $1.5 billion of the liability was associated with pre-acquisition EDS and was recorded to goodwill, and the remaining approximately $0.3 billion was associated with HP and was recorded as a restructuring charge. The liability consisted mainly of severance costs to eliminate approximately 25,000 positions, costs to vacate duplicate facilities and costs associated with early termination of certain contractual obligations. For the three months ended January 31, 2009, HP recorded a net charge of $150 million, due primarily to adjustments for severance and facilities costs. As of January 31, 2009, over 9,000 positions have been eliminated.

        HP expects the majority of the restructuring costs to be paid out by the end of fiscal 2009. In future quarters, HP expects to record an additional charge of approximately $115 million related to severance costs and the cost to vacate duplicative facilities.

  Prior Fiscal Year Plans

        Restructuring plans initiated prior to 2008 are substantially complete and HP expects to record only minor revisions to these plans as necessary.

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the three months ended January 31, 2009 were as follows:

							As of January 31, 2009
		Three months ended January 31, 2009 charges (reversals)
	Balance, October 31, 2008		Goodwill adjustments	Cash payments	Non-cash settlements and other adjustments	Balance, January 31, 2009	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2008 HP/EDS Plan:
Severance	$1,444	$149	$15	$(196)	$(25)	$1,387	$1,699	$1,777
Infrastructure	248	1	9	(3)	(4)	251	263	300

Total severance and other restructuring activities	$1,692	$150	$24	$(199)	$(29)	$1,638	$1,962	$2,077
Prior fiscal year plans	77	(4)	—	(10)	—	63	6,344	6,344

Total restructuring plans	$1,769	$146	$24	$(209)	$(29)	$1,701	$8,306	$8,421

        At January 31, 2009 and October 31, 2008, HP included the long-term portion of the restructuring liability of $667 million and $670 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

  Workforce Rebalancing

        As part of HP's ongoing business operations, HP incurred workforce rebalancing charges for severance and related costs within certain business segments during the first three months of fiscal 2009. Workforce rebalancing activities are considered part of normal operations as HP continues to

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

optimize its cost structure. Workforce rebalancing costs are included in HP's business segment results, and HP expects to incur additional workforce rebalancing costs in the future.

Note 8: Fair Value

        Effective November 1, 2008, HP adopted the effective portions of SFAS 157 as highlighted in Note 1. The adoption did not have a material impact on our financial statements and did not result in any changes to the opening balance of retained earnings as of November 1, 2008.

        SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. The SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

        The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources, while unobservable inputs reflect HP's assumptions about market participant assumptions based on best information available. Observable inputs are the preferred source of values. In accordance with SFAS 157, these two types of inputs create the following fair value hierarchy:

        Level 1 - Quoted prices (unadjusted) for identical instruments in active markets.

        Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

        Level 3 - Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.

        The following section describes the valuation methodologies HP uses to measure its financial assets and liabilities at fair value.

        Cash Equivalents:    HP holds money market funds investing mainly in treasury bills, which are classified under level 1. HP also invests in time deposits, commercial paper and treasury bills, which are classified under level 2.

        Investments:    HP holds time deposits, corporate and foreign government notes and bonds, asset-backed securities, and common stock and equivalents. In general, and where applicable, HP uses quoted prices in active markets for identical assets or liabilities to determine fair value. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then HP uses quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, HP uses internally developed valuation models, whose inputs include bid prices, and third party valuations utilizing underlying assets assumptions.

        Derivative Instruments:    HP mainly holds non-speculative forwards, swaps and options to hedge certain foreign currency and interest rate exposures. HP uses quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges and, when active market quotes

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

are not available, HP uses industry standard valuation models, such as the Black-Scholes model. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. In certain cases, market-based observable inputs are not available and, in those cases, HP uses management judgment to develop assumptions which are used to determine fair value.

        Other Liabilities:    HP has a liability to company executives as part of the executive deferred compensation plan. The liability is linked to a group of mutual funds and indexes and is classified under level 1.

        The following table presents HP's assets and liabilities that are measured at fair value on a recurring basis at January 31, 2009:

	Fair Value Measured Using
				Total Balance
	Level 1	Level 2	Level 3
	In millions
Assets
Cash Equivalents	$388	$7,688	$—	$8,076
Investment Securities	19	80	50	149
Derivatives	—	2,093	1	2,094

Total	$407	$9,861	$51	$10,319

Liabilities
Derivatives	$—	$(322)	$—	$(322)
Other Liabilities	(290)	—	—	(290)

Total	$(290)	$(322)	$—	$(612)

        The following table presents the changes in level 3 instruments measured on a recurring basis for the three months ended January 31, 2009. The majority of the level 3 balances consist of investment

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

securities classified as available-for-sale with changes in fair value recorded in other comprehensive income.

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
	Investment Securities	Derivative Instruments	Total
	In millions
Beginning balance at November 1, 2008	$64	$(1)	$63
Total losses (realized/unrealized):
Included in earnings(1)	(2)	—	(2)
Included in other comprehensive income	(11)	1	(10)
Purchases, issuances, and settlements	(1)	1	—

Ending balance at January 31, 2009	$50	$1	$51

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of January 31, 2009	$(2)	$—	$(2)

(1)
Included in Interest and other, net in the accompanying Consolidated Condensed Statements of Earnings.

        HP measures certain assets including cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. As of January 31, 2009, assets with a total fair value of $29 million were included in the level 3 hierarchy. HP recorded an impairment charge of $5 million during the first quarter of fiscal 2009.

        HP reviews the carrying values of the investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of the investments are determined based on valuation techniques using the best information available, which may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and is determined to be other-than-temporary.

        Effective November 1, 2008, HP also adopted SFAS 159, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure at fair value will be recognized in earnings. As of January 31, 2009, HP did not elect such option for any eligible financial instruments and liabilities.

Note 9: Financing Receivables and Operating Leases

        Financing receivables represent sales-type and direct-financing leases resulting from the marketing of HP's and third-party products. These receivables typically have terms from two to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financing Receivables and Operating Leases (Continued)

billed receivables from operating leases. The components of net financing receivables, which are included in financing receivables and long-term financing receivables and other assets, were as follows:

	January 31, 2009	October 31, 2008
	In millions
Minimum lease payments receivable	$5,385	$5,338
Allowance for doubtful accounts	(97)	(90)
Unguaranteed residual value	244	254
Unearned income	(492)	(466)

Financing receivables, net	5,040	5,036
Less current portion	(2,316)	(2,314)

Amounts due after one year, net	$2,724	$2,722

        Equipment leased to customers under operating leases was $2.4 billion at January 31, 2009 and $2.3 billion at October 31, 2008 and is included in machinery and equipment. Accumulated depreciation on these operating leases was $0.6 billion at January 31, 2009 and $0.5 billion at October 31, 2008.

Note 10: Guarantees

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

        The changes in HP's aggregate product warranty liabilities for the three months ended January 31, 2009 were as follows:

In millions
Product warranty liability at October 31, 2008	$2,614
Accruals for warranties issued	672
Adjustments related to pre-existing warranties (including changes in estimates)	(102)
Settlements made (in cash or in kind)	(663)

Product warranty liability at January 31, 2009	$2,521

Note 11: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	January 31, 2009		October 31, 2008
	Amount Outstanding	Weighted-Average Interest Rate	Amount Outstanding	Weighted-Average Interest Rate
	In millions
Commercial paper	$7,213	1.0%	$7,146	2.7%
Current portion of long-term debt	2,654	3.8%	2,674	4.3%
Notes payable to banks, lines of credit and other	332	3.0%	356	5.3%

	$10,199		$10,176

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $247 million and $262 million at January 31, 2009 and October 31, 2008, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	January 31, 2009	October 31, 2008
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par of 99.505% in June 2002 at 6.5%, due July 2012	$499	$499
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.01%, due June 2009	1,000	1,000
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.06%, due June 2010	1,000	1,000
$750 issued at par in March 2008 at three-month USD LIBOR plus 0.40%, due September 2009	750	750
$1,500 issued at discount to par of 99.921% in March 2008 at 4.5%, due March 2013	1,499	1,499
$750 issued at discount to par of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par of 99.561% in December 2008 at 6.125%, due March 2014	1,991	—

	9,488	7,497

EDS Senior Notes
$700 issued October 1999 at 7.125%, due October 2009	709	712
$1,100 issued June 2003 at 6.0%, due August 2013	1,148	1,150
$300 issued October 1999 at 7.45%, due October 2029	316	316

	2,173	2,178

Other, including capital lease obligations, at 3.75%-9.14%, due in calendar year 2008-2029	816	597
Fair value adjustment related to SFAS No. 133	436	78

	12,913	10,350

Less: current portion	(2,654)	(2,674)

Total long-term debt	$10,259	$7,676

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

        HP may redeem some or all of the Global Notes as set forth in the above table at any time at the redemption prices described in the prospectus supplements relating thereto. The Global Notes are senior unsecured debt.

        HP registered the sale of up to $3.0 billion of debt or global securities, common stock, preferred stock, depositary shares and warrants under a shelf registration statement in March 2002 (the "2002 Shelf Registration Statement"). The 2002 Shelf Registration Statement expired on December 1, 2008, and, accordingly, HP is no longer able to issue any additional securities under this Registration Statement.

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the Securities and Exchange Commission ("SEC") to enable HP to offer and sell, from time to time, in one or more offerings, an unlimited amount of debt securities, common stock, preferred stock, depositary shares and warrants. As of January 31, 2009, HP had $9.0 billion of global notes issued under the 2006 Shelf Registration Statement. On December 5, 2008, HP issued $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes issued in December 2008 are due in March 2014, bear interest at a fixed interest rate of 6.125% per annum and were issued at a discount to par of 99.561%. HP used the net proceeds from these offerings for general corporate purposes and the repayment of short-term commercial paper, some of which was issued in connection with its acquisition of EDS. On February 26, 2009, HP issued an additional $2.8 billion of global notes under the 2006 Shelf Registration Statement. The global notes include $275 million of floating rate notes due February 2011 issued at par, $1.0 billion of notes due February 2012 with a fixed rate of 4.25% per annum issued at a discount to par of 99.956% and $1.5 billion of notes due June 2014 with a fixed rate of 4.75% per annum issued at a discount to par of 99.993%. HP used the net proceeds from these offerings for general corporate purposes and the repayment of short-term commercial paper, some of which was issued in connection with its acquisition of EDS.

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

        In October 2008, HP registered for the Commercial Paper Funding Facility ("CPFF") provided by the Federal Reserve Bank of New York. The facility enables HP to issue three-month unsecured commercial paper through a special purpose vehicle of the Federal Reserve at a rate established by the CPFF program, which is currently equal to a spread over the three-month overnight index swap rate. The maximum amount of commercial paper that HP may issue at any time through this program is $10.4 billion less the total principal amount of all other outstanding commercial paper that HP has issued. As of January 31, 2009, HP had not issued any commercial paper under the CPFF program. In February 2009, the Federal Reserve extended the CPFF program through October 30, 2009.

        HP has a $2.9 billion five-year credit facility expiring in May 2012. In February and July 2008, HP entered into additional 364-day credit facilities of $3.0 billion and $8.0 billion, respectively. The February 2008 credit facility expired in February 2009, at which time HP entered into a new $3.5 billion 364-day credit facility. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 11: Borrowings (Continued)

borrowing arrangements primarily to support the issuance of U.S. commercial paper. Under the terms of the July 2008 $8.0 billion 364-day credit facility, the amount of credit available declines in an amount equal to the proceeds of any future issuance of long-term debt by HP. In December 2008 and February 2009, HP issued $2.0 billion and $2.8 billion, respectively, in global notes, which resulted in a reduction in the amount of credit available under the July 2008 credit facility to $3.2 billion.

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of January 31, 2009 was approximately $1.4 billion.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of January 31, 2009, the carrying value of the assets approximated the carrying value of the borrowings of $6.8 million.

        At January 31, 2009, HP had up to approximately $10.7 billion of available borrowing resources, including $9.3 billion under credit facilities that support primarily its commercial paper programs and approximately $1.4 billion under other programs. HP also may issue an unlimited amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

Note 12: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 18.0% and 20.6% for the three months ended January 31, 2009 and January 31, 2008, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for such earnings because HP plans to reinvest those earnings indefinitely outside the United States. There were no material discrete items affecting the tax rate for the three months ended January 31, 2009 and January 31, 2008, respectively.

        During the first three months of fiscal 2009, the amount of gross unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") increased by $171 million to $2.5 billion, of which up to $758 million would affect HP's effective tax rate if realized. HP recognizes interest expense and penalties on unrecognized tax benefits within income tax expense. During the first three months of fiscal 2009, there was no material change in the amount of accrued net interest and penalties.

        HP is subject to income tax in the United States and over sixty foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP has received from the Internal Revenue Service ("IRS") Notices of Deficiency for its fiscal 1999, 2000 and 2003 tax years and Revenue Agent's Reports ("RAR's") for its fiscal 2001 and 2002 tax years. The IRS began an audit of HP's 2004 and 2005 income tax returns in 2007. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate reserves have been provided for all open tax years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Income Taxes (Continued)

        HP engages in continuous discussion and negotiation with taxing authorities regarding tax matters in the various jurisdictions. HP does not expect complete resolution of any IRS audit cycle within the next 12 months. However, it is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $320 million within the next twelve months.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	January 31, 2009	October 31, 2008
	In millions
Current deferred tax assets	$3,515	$3,920
Current deferred tax liabilities	(76)	(97)
Long-term deferred tax assets	989	792
Long-term deferred tax liabilities	(2,558)	(3,162)

Total deferred tax assets net of deferred tax liabilities	$1,870	$1,453

Note 13: Stockholders' Equity

  Stock Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the first quarter of fiscal 2009, HP completed share repurchases of approximately 22 million shares. Repurchases of approximately 34 million shares were settled for $1.2 billion, which included approximately 14 million shares repurchased in transactions that were executed in fiscal 2008 but settled in the first quarter of fiscal 2009. HP had approximately 2 million shares purchased in the first quarter of fiscal 2009 but that will be settled in the second quarter of fiscal 2009. HP paid $3.3 billion in connection with share repurchases of 72 million shares during the three months ended January 31, 2008.

        As of January 31, 2009, HP had remaining authorization of approximately $7.9 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on September 19, 2008.

  Comprehensive Income

        The changes in the components of other comprehensive income, net of taxes, were as follows:

	Three months ended January 31
	2009	2008
	In millions
Net earnings	$1,854	$2,133
Change in net unrealized loss on available-for-sale securities	(7)	(1)
Change in net unrealized gain on cash flow hedges	(206)	85
Change in cumulative translation adjustment	(382)	(2)
Change in unrealized components of defined benefit plans	80	(27)

Comprehensive income	$1,339	$2,188

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Stockholders' Equity (Continued)

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	January 31, 2009	October 31, 2008
	In millions
Net unrealized loss on available-for-sale securities	$(19)	$(12)
Net unrealized gain on cash flow hedges	596	802
Cumulative translation adjustment	(1,145)	(763)
Unrealized components of defined benefit plans	(12)	(92)

Accumulated other comprehensive loss	$(580)	$(65)

Note 14: Retirement and Post-Retirement Benefit Plans

  Acquisition of EDS

        On August 26, 2008, EDS became a wholly owned subsidiary of HP. EDS sponsors qualified and non-qualified defined benefit pension plans covering substantially all of its employees. The majority of the EDS defined benefit pension plans are noncontributory. In most plans, employees become fully vested upon attaining two to five years of service, and benefits are based on many factors, which differ by country, but the most significant are years of service and earnings. The projected unit credit cost method is used for actuarial purposes. Following the acquisition of EDS, HP announced that it was modifying the EDS U.S. qualified and non-qualified plans for employees accruing benefits under the programs. Effective January 1, 2009, EDS employees in the U.S. ceased accruing pension benefits. The final pension benefit amount will be based on pay and service through December 31, 2008.

  Modifications to Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. As disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2008, HP matches employee contributions to the HP 401(k) Plan with cash contributions up to a maximum of 6% of eligible compensation for U.S. employees hired prior to August 1, 2008 and up to a maximum of 4% of eligible compensation for U.S. employees hired on or after August 1, 2008. Further, effective January 1, 2009, U.S. employees participating in the EDS 401(k) Plan became eligible for a 4% HP matching contribution on eligible compensation.

        Effective April 1, 2009, HP matching contributions under both the HP 401(k) Plan and the EDS 401(k) Plan will be changed to a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees, which will be determined each fiscal quarter based on business results. HP matching contributions will vary from 0% to 100% of the maximum 4% match, based on factors such as quarterly earnings, market share growth, and performance relative to market and economic conditions. The first quarterly match under this new formula will be determined as of July 31, 2009 covering an extended period of April 1, 2009 through July 31, 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Retirement and Post-Retirement Benefit Plans (Continued)

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended January 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post-Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	In millions
Service cost	$6	$8	$77	$62	$3	$7
Interest cost	148	59	153	106	18	20
Expected return on plan assets	(133)	(64)	(165)	(165)	(8)	(10)
Amortization and deferrals:
Actuarial (gain) loss	(13)	(9)	20	—	1	5
Prior service benefit	—	—	(2)	(2)	(19)	(14)

Net periodic benefit (gain) cost	8	(6)	83	1	(5)	8
Curtailment gain	—	—	—	—	—	—
Special termination benefits	—	—	1	1	—	—

Net benefit (gain) cost	$8	$(6)	$84	$2	$(5)	$8

  Employer Contributions and Funding Policy

        HP previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2008 that it expected to contribute approximately $360 million to its non-U.S. pension plans and approximately $35 million to cover benefit payments to U.S. non-qualified plan participants in fiscal 2009. In addition, HP expected to pay approximately $70 million to cover benefit claims for HP's post-retirement benefit plans. HP's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements, as established by local government and funding and taxing authorities.

        As of January 31, 2009, HP has made $157 million of contributions to non-U.S. pension plans, paid $15 million to cover benefit payments to U.S. non-qualified plan participants, and paid $12 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of approximately $235 million to its non-U.S. pension plans and approximately $20 million to its U.S. non-qualified plan participants and expects to pay up to $55 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2009. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of asset markets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next expected measurement date is October 31, 2009.

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

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

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

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

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

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that HP (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. On February 27, 2009, the court denied without prejudice plaintiffs' motion for nationwide class certification for a third time.

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

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

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

        CSIRO Patent Litigation. Microsoft Corporation, Hewlett-Packard Company, et al. v. Commonwealth Scientific and Industrial Research Organisation of Australia is an action filed by HP and two other plaintiffs on May 9, 2005, in the District Court for the Northern District of California seeking a declaratory judgment against Commonwealth Scientific and Industrial Research Organisation of Australia ("CSIRO") that HP's products employing the IEEE 802.11a and 802.11g wireless protocol standards do not infringe CSIRO's United States Patent No. 5,487,069 relating to wireless transmission of data at frequencies in excess of 10GHz. On September 22, 2005, CSIRO filed an answer and counterclaims alleging that all HP products which employ those wireless protocol standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys' fees and costs, and an injunction against sales of infringing products. On December 12, 2006, CSIRO successfully moved to have the case transferred to the District Court of the Eastern District of Texas. In March 2009, the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

parties reached an understanding to settle the matter and dismiss the pending lawsuit. The proposed settlement provides for HP to pay CSIRO an amount of money that is immaterial to HP in exchange for protection from claims of infringement of the patent at issue, including all United States and worldwide continuations and counterparts of that patent, in the form of a combination of licenses and covenants not to sue. The parties are in the process of preparing a definitive settlement agreement.

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

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

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

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

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

  Concluded Litigation

        Schorsch v. HP was a consumer class action filed against HP on October 28, 2003 in Illinois state court alleging that HP had included an electrically erasable programmable read only memory (EEPROM) chip in certain of its LaserJet printers that prematurely advises the user that the drum kit needs replacing in violation of Illinois state law. The plaintiffs subsequently filed an amended complaint seeking to expand the class from purchasers of drum kits to purchasers of all HP printer consumables that contain EEPROM chips. The plaintiffs sought certification of an Illinois-only class and seeks unspecified damages, attorneys' fees and costs. The action was dismissed by the court with prejudice on December 20, 2008.

  Environmental

        HP is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of its products and the recycling, treatment and disposal of its products including batteries. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, the energy consumption associated with those products and product take-back legislation. HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions, if it were to violate or become liable under environmental laws or if its products become non-compliant with environmental laws. HP's potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean up costs. The amount and timing of costs under environmental laws are difficult to predict.

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

(Unaudited)

Note 15: Litigation and Contingencies (Continued)

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

        HP and its operations are organized into seven business segments for financial reporting purposes: Services, Enterprise Storage and Servers ("ESS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. HP's organizational structure is based on a number of factors that management uses to evaluate, view and run its business operations, which include, but are not limited to, customer base, homogeneity of products and technology. The business segments disclosed in the accompanying Consolidated Condensed Financial Statements are based on this organizational structure and information reviewed by HP's management to evaluate the business segment results. Services, ESS and HP Software are reported collectively as a broader Technology Solutions Group ("TSG"). In order to provide a supplementary view of HP's business, aggregated financial data for TSG is presented herein.

        HP has reclassified segment operating results for fiscal 2008 and fiscal 2007 to conform to certain fiscal 2009 organizational realignments. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  Technology Solutions Group.

        Each of the business segments within TSG is described in detail below.

  •
  Services, formerly HP Services, was renamed after the reorganization of the business units subsequent to the acquisition of EDS. Services provides consulting, outsourcing, and technology services across infrastructure, applications, and business process domains. Services delivers to its clients by leveraging investments in consulting and support professionals, infrastructure technology, applications, standardized methodologies, and global supply and delivery. It is divided into four main business units: applications services ("AS"), infrastructure technology outsourcing ("ITO"), business process outsourcing ("BPO") and technology services ("TS"). AS provides a full lifecycle of service offerings to support diverse client requirements, including transformation and modernization services, applications development and applications management. ITO offers four service lines: data center services, workplace services, security compliance and continuity services, and networking services. BPO is powered by a platform of underlying infrastructure technology, applications and standardized methodologies. It includes four main service lines: enterprise shared services, customer relationship management, financial process management services and administrative services. TS provides services and warranty support across HP's product lines. TS also provides multivendor support to products and environments that are consistent with HP's stated growth strategy. TS specializes in proactive mission-critical support, datacenter transformation and infrastructure services for storage and server environments, as well as unified communication environments and networks. TS offers product support in the form of installation and startup services, hardware and software support, education and training, warranty extensions and replacement parts. Service and support offerings from TS are available in the form of service contracts, pre-packaged offerings or on an individual basis and are available from HP directly or through HP authorized channel partners.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  •
  HP Software provides enterprise IT management software solutions, including professional services and support, that allow customers to manage and automate their IT infrastructure, operations, applications, IT services and business processes under the HP Business Technology Optimization ("BTO") brand. The portfolio of BTO solutions also includes tools to automate data center operations and IT processes. These solutions are reported as BTO Software. HP Software also provides a comprehensive suite of solutions that enables communication service providers to deploy revenue generating infrastructure and applications, customer intelligence and billing systems, and operational support systems. In addition, for media companies and distributors, solutions that address content management and streamlining of digital media workflows. HP Software further provides information management and business intelligence solutions, which include enterprise data warehousing, business continuity, data availability, records management, compliance and e-discovery products and services that enable our customers to extract more value from their structured and unstructured data and information. These solutions are reported as Other Software.

        HP's other business segments are described below.

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops, notebooks and Tablet PCs, the HP EliteBook line of Mobile Workstations and professional notebooks, as well as the HP Mini-Note PC, HP Blade PCs, Retail POS systems, and the HP Compaq and Neoware Thin Clients. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP HDX Premium notebooks, Touchsmart PCs, HP and Compaq Mini notebooks, and Voodoo Gaming PCs. Workstations are individual computing products designed for users demanding enhanced performance, such as computer animation, engineering design and other programs requiring high-resolution graphics. Workstations run on Windows® and Linux-based operating systems. PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows® Mobile software. These products range from basic PDAs to advanced devices with voice and data capability. Digital entertainment products include Media Smart home servers, HD DVD and RW drives and DVD writers.

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing and capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, ink, media) and develops HP's retail and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs as well as retail publishing solutions, Snapfish, and Logoworks. LaserJet and Enterprise Solutions delivers products and services to the enterprise segment. It includes LaserJet printers and supplies, multi-function printers, scanners, enterprise software solutions

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

    such as Exstream Software and Web Jetadmin, managed print services products and solutions, and Halo telepresence. Graphics solutions include large format printing (Designjet, Scitex, ColorSpan and NUR), large format supplies, WebPress supplies, Indigo printing, specialty printing systems, inkjet high-speed production solutions and light production solutions. Printer supplies include LaserJet toner and inkjet printer cartridges and other printing-related media such as HP-branded Vivera and ColorSphere ink and HP Premium and Premium Plus photo papers.

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

  Segment Data

        HP derives the results of the business segments directly from its internal management reporting system. The accounting policies HP uses to derive business segment results are substantially the same as those the consolidated company uses. Management measures the performance of each business segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to assign resources to, each of the business segments. HP does not allocate to its business segments certain operating expenses, which it manages separately at the corporate level. These unallocated costs include primarily amortization of purchased intangible assets, stock-based compensation expense related to HP-granted employee stock options, PRUs and the employee stock purchase plan, certain acquisition-related charges and charges for purchased IPR&D, as well as certain corporate governance costs.

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        Selected operating results information for each business segment was as follows:

	Three months ended January 31
	Net Revenue		Earnings (Loss) from Operations
	2009	2008(1)	2009	2008(1)
	In millions
Services(2)	$8,746	$4,052	$1,123	$499
Enterprise Storage and Servers	3,948	4,820	405	673
HP Software	878	947	140	49

Technology Solutions Group	13,572	9,819	1,668	1,221

Personal Systems Group	8,787	10,791	435	628
Imaging and Printing Group	5,981	7,357	1,105	1,142
HP Financial Services	636	642	41	43
Corporate Investments	196	218	(19)	8

Segment total	$29,172	$28,827	$3,230	$3,042

(1)
Certain fiscal 2009 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. For each of the quarters in fiscal year 2008, the reclassifications resulted in the transfer of revenue and operating profit among the Services, HP Software and Imaging and Printing Group financial reporting segments. In addition, certain previously allocated costs were reclassified to unallocated costs related to stock-based compensation expense. There was no impact on the previously reported financial results for the Enterprise Storage and Servers, Personal Systems Group, HP Financial Services and Corporate Investments segments.

(2)
Includes the results of EDS which was acquired on August 26, 2008.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended January 31
	2009	2008
	In millions
Net revenue:
Segment total	$29,172	$28,827
Eliminations of inter-segment net revenue and other	(372)	(360)

Total HP consolidated net revenue	$28,800	$28,467

Earnings before taxes:
Total segment earnings from operations	$3,230	$3,042
Corporate and unallocated costs and eliminations	24	(89)
Unallocated costs related to stock-based compensation expense	(148)	(124)
Amortization of purchased intangible assets	(412)	(206)
In-process research and development charges	(6)	—
Restructuring charges	(146)	(10)
Acquisition-related charges	(48)	—
Interest and other, net	(232)	72

Total HP consolidated earnings before taxes	$2,262	$2,685

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. The total assets of PSG decreased 11% to $14.7 billion as of January 31, 2009 from $16.5 billion as of October 31, 2008 due primarily to a decline in accounts and other receivables resulting from the current economic slowdown. There have been no material changes in the total assets of HP's other segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended January 31
	2009	2008(1)
	In millions
Net revenue:
Infrastructure technology outsourcing	$3,960	$1,252
Technology services	2,451	2,458
Application services	1,592	306
Business process outsourcing	743	36

Services(2)	8,746	4,052

Industry standard servers	2,322	2,988
Storage	913	977
Business critical systems	713	855

Enterprise Storage and Servers	3,948	4,820

Business technology optimization	594	618
Other software	284	329

HP Software	878	947

Technology Solutions Group	13,572	9,819

Notebooks	4,907	5,664
Desktops	3,303	4,406
Workstations	333	462
Handhelds	57	89
Other	187	170

Personal Systems Group	8,787	10,791

Supplies	4,050	4,369
Commercial hardware	1,239	1,883
Consumer hardware	692	1,105

Imaging and Printing Group	5,981	7,357

HP Financial Services	636	642
Corporate Investments	196	218

Total segments	29,172	28,827

Eliminations of inter-segment net revenue and other	(372)	(360)

Total HP consolidated net revenue	$28,800	$28,467

(1)
Certain fiscal 2009 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. For each of the quarters in fiscal year 2008, the reclassifications resulted in the transfer of revenue among the Services, HP Software and Imaging and Printing Group financial reporting segments. In addition, revenue was transferred among the business units within the Services, HP Software, Imaging and Printing Group, and Personal

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Segment Information (Continued)

  Systems Group segments. There was no impact on the previously reported financial results for the Enterprise Storage and Servers, HP Financial Services and Corporate Investments segments.

(2)
Includes the results of EDS, which was acquired on August 26, 2008. The businesses included in the former consulting and integration business unit were divided among the application services and technology services business units and the HP Software segment. The businesses included in the former outsourcing services business unit were divided among the infrastructure technology outsourcing and business process outsourcing business units. The infrastructure technology outsourcing, application services and business process outsourcing business units were added with the technology services business unit, and these four business units now comprise the Services segment.

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

        We have seven business segments for financial reporting purposes: Services, Enterprise Storage and Servers ("ESS"), HP Software, the Personal Systems Group ("PSG"), the Imaging and Printing Group ("IPG"), HP Financial Services ("HPFS"), and Corporate Investments. Services, ESS and HP Software are reported collectively as a broader Technology Solutions Group ("TSG"). While TSG is not an operating segment, we sometimes provide financial data aggregating the segments within TSG in order to provide a supplementary view of our business.

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

  •
  We are executing on our ongoing program to consolidate real estate locations worldwide to fewer core sites in order to reduce our IT spending and real estate costs;

  •
  We are aligning our resources and reinvesting a portion of the cost savings from these initiatives to build our market share in emerging markets and to expand our sales coverage to drive growth in mature markets;

  •
  We are building and expanding our services organization, which has been substantially augmented through our acquisition of Electronic Data Systems Corporation ("EDS"), to support our technology businesses and enable us to provide comprehensive solutions to our customers;

  •
  We are developing a global delivery structure to take advantage of regions where advanced technical expertise is available at lower costs; and

  •
  We are repurchasing shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically.

        In September 2008, we announced a restructuring plan to gain efficiencies following the EDS acquisition. The restructuring plan will be implemented over four years and includes a targeted reduction in headcount of approximately 25,000 employees over that period, with the majority of the reductions occurring by the end of fiscal 2009. Our plan includes replacing roughly half of these positions in order to optimize our global footprint. As part of this plan, we recorded $1.8 billion in restructuring costs in the fourth quarter of fiscal 2008, $1.5 billion of which was booked to goodwill and $0.3 billion of which was recorded as a restructuring charge.

        In February 2009, we announced additional changes to our compensation and benefit programs in response to the current challenges of the global economy and the resulting effect on our revenues. As part of these changes, we will reduce the base pay of most of our U.S. employees effective in the second quarter of fiscal 2009 and the base pay of many of our non-U.S. employees in future periods in compliance with local laws. Beginning in the second quarter of fiscal 2009, we will also cap matching contributions under the HP 401(k) Plan for all U.S. employees at 4% of eligible compensation and will fund those matching contributions quarterly on a discretionary basis based on our financial performance. In addition, effective in the third quarter of fiscal 2009, we will modify our employee stock purchase plan to eliminate the 15% discount currently applicable to purchases made under the plan.

        We are continuing to evaluate our businesses and current market conditions and may consider additional restructuring actions in future periods.

        In terms of how our execution has translated into financial performance, the following provides an overview of our key financial metrics in the first quarter of fiscal 2009:

		TSG
	HP Consolidated	ESS	Services	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Net revenue	$28,800	$3,948	$8,746	$878	$13,572	$8,787	$5,981	$636
Year-over-year net revenue % increase	1.2%	(18.1)%	115.8%	(7.3)%	38.2%	(18.6)%	(18.7)%	(0.9)%
Earnings from operations	$2,494	$405	$1,123	$140	$1,668	$435	$1,105	$41
Earnings from operations as a % of net revenue	8.7%	10.3%	12.8%	15.9%	12.3%	5.0%	18.5%	6.4%
Net earnings	1,854
Net earnings per share
Basic	$0.77
Diluted	$0.75

        Cash and cash equivalents at January 31, 2009 totaled $11.2 billion, an increase of $1.0 billion from October 31, 2008. The increase for the first three months of fiscal 2009 was due primarily to $2.0 billion proceeds from the issuance of debt, and $1.1 billion cash provided from operations, partially offset by $1.2 billion of cash used to repurchase common stock and $0.7 billion net investment in property, plant and equipment.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended January 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. However, we have expanded our critical accounting policy disclosures beginning this quarter to include the following summary of our existing policy relating to loss contingencies. This summary previously has appeared, and continues to appear, as part of our disclosures regarding litigation and contingencies in Note 15 to the Consolidated Condensed Financial Statements in Item 1.

Loss Contingencies

        We are involved in various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", we record a provision for a liability when we believe that it is both probable that a liability has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows.

ACCOUNTING PRONOUNCEMENTS

        As previously reported in our 2008 Annual Report on Form 10-K, we recognized the funded status of our benefit plans at October 31, 2007 in accordance with the recognition provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. We will adopt the measurement provisions of SFAS 158 effective October 31, 2009 for the HP pension and post retirements plans. We do not expect the adoption of the measurement provisions of SFAS 158 will have a material effect on our consolidated results of operations and financial condition.

        In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements" ("SFAS 157") to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of adoption of FSP SFAS 157-2, we will adopt SFAS 157 for nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. Although we will continue to evaluate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, we do not expect the adoption of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of SFAS 141(R) on our consolidated results of operations and financial condition, which will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement. Among other potential impacts, we currently believe that the adoption of SFAS 141(R) will result in the recognition of certain types of expenses in our results of operations that are currently capitalized pursuant to existing accounting standards.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by us in the second quarter of fiscal 2009. We will present the required disclosures in the prescribed format on a prospective basis upon adoption. We do not expect the adoption of SFAS 161 will have a material effect on our consolidated results of operations and financial condition.

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal 2010. We currently do not have any outstanding convertible debt instruments that are subject to the provisions of FSP APB 14-1. However, our U.S. dollar zero-coupon convertible notes that were redeemed in full in March 2008 are subject to the provisions of FSP APB 14-1. As a result, upon adoption of FSP APB 14-1 in the first quarter of fiscal 2010, our fiscal 2008 consolidated results of operations and financial condition will be affected on a retroactive basis. We do not expect the adoption of FSP APB 14-1 will have a material effect on our consolidated results of operations and financial condition.

        In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have granted and expect to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share ("EPS"), and we will need to calculate basic EPS using the "two-class method." Restricted stock is currently included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, the adoption of FSP EITF 03-6-1 will have on our calculation of EPS.

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R) and SFAS 157. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of EITF 08-7 on our consolidated results of operations and financial condition.

        In December 2008, the FASB issued FSP SFAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1"). FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15 2009 and will be adopted by us in the first quarter of fiscal 2010. We will present the required disclosures in the prescribed format on a prospective basis upon adoption. We do not expect the adoption of FSP FAS 132(R)-1 will have a material effect on our consolidated results of operations and financial condition.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        During the first quarter of fiscal 2009, we adopted the following accounting standards, none of which had a material effect on our consolidated results of operations during such period or financial condition at the end of such period:

  •
  SFAS No. 157;

  •
  FSP SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurment under Statement 13" ("FSP SFAS 157-1");

  •
  FSP SFAS 157-2;

  •
  FSP SFAS 157-3, "Determining the Fair value of a Financial Asset when the Market for That Asset is not Active" ("FSP SFAS 157-3");

  •
  SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS 159"); and

  •
  EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities".

    See Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for the effect of applying SFAS 157, FSP SFAS 157-1, FSP SFAS 157-2, FSP SFAS 157-3 and SFAS 159.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended January 31
	2009		2008(1)
	In millions
Net revenue	$28,800	100.0%	$28,467	100.0%
Cost of sales(2)	22,069	76.6%	21,444	75.3%

Gross profit	6,731	23.4%	7,023	24.7%
Research and development	732	2.5%	898	3.2%
Selling, general and administrative	2,893	10.1%	3,296	11.6%
Amortization of purchased intangible assets	412	1.4%	206	0.7%
In-process research and development charges	6	—	—	—
Restructuring	146	0.5%	10	—
Acquisition-related charges	48	0.2%	—	—

Earnings from operations	2,494	8.7%	2,613	9.2%
Interest and other, net	(232)	(0.8)%	72	0.2%

Earnings before taxes	2,262	7.9%	2,685	9.4%
Provision for taxes	408	1.5%	552	1.9%

Net earnings	$1,854	6.4%	$2,133	7.5%

(1)
Certain pursuit-related costs previously reported as Cost of sales have been realigned retroactively to Selling, general and administrative expenses due to the organizational realignments occurring within HP's service offerings portfolio.

(2)
Cost of products, cost of services and financing interest.

Net Revenue

        The components of weighted net revenue growth as compared to the prior-year period were as follows:

Three months ended January 31, 2009
Percentage Points
Services	16.5
Corporate Investments/Other	(0.1)
HP Software	(0.3)
Enterprise Storage and Servers	(3.1)
Imaging and Printing Group	(4.8)
Personal Systems Group	(7.0)
HP Financial Services	—

Total HP	1.2

        For the three months ended January 31, 2009, the global slowdown of IT and consumer spending impacted each of our segments as net revenue increased only 1.2% from the prior-year comparable period (4.2% on a constant currency basis). The Services segment was the largest contributor to total HP net revenue growth as a result of the acquisition of EDS. U.S. net revenue increased 15% to $10.1 billion for the first quarter of fiscal 2009, while international net revenue decreased 5% to $18.7 billion.

        The net revenue increase in Services was due primarily to revenue increases in infrastructure technology outsourcing, application services and business process outsourcing primarily as a result of our acquisition of EDS in the fourth quarter of fiscal 2008. Net revenue in technology services was flat due primarily to unfavorable currency impacts, offset by growth in extended warranty and IT solution support services revenue.

        Net revenue in Corporate Investments and Other declined as a result of the slowing IT spend environment.

        Net revenue in HP Software declined in both the Business Technology Optimization ("BTO") and other software business units due primarily to revenue declines in license and services partially offset by increases in support revenue.

        The net revenue decline in ESS was driven by declines in industry standard servers, business critical systems and storage. The slowing global economy drove the declines in each of the business units. Industry standard servers experienced both volume and average unit price declines and was the largest business unit contributor to the decline in ESS revenue.

        IPG experienced net revenue declines across each of the commercial and consumer hardware business units along with the supplies business unit. Volume declines across each of the business units were a result of the softness in both the business and consumer economic environments.

        The PSG net revenue decline was the result of the overall slowdown in the global economy, including a reversing trend in the growth in emerging markets. PSG volumes declined by 4% while average selling prices ("ASPs") declined in both consumer clients and in commercial clients.

        The HPFS net revenue decrease was due to unfavorable currency movement.

Gross Margin

        The weighted components of the change in gross margin as a percentage of net revenue as compared to the prior-year period were as follows:

Three months ended January 31, 2009
Percentage Points
Services	(1.0)
Enterprise Storage and Servers	(0.9)
Corporate Investments/Other	0.1
Personal Systems Group	0.5
Imaging and Printing Group	—
HP Software	—
HP Financial Services	—

Total HP	(1.3)

        The Services contribution to the overall decline in HP gross margin and the decline in Services gross margin on a year-over-year basis was a result of a mix impact from the acquisition of the EDS business, which has lower gross margins. Each of the Services business units experienced an increase in gross margin in the first quarter of fiscal 2009 compared to the prior-year period.

        The decrease in ESS gross margin was due primarily to competitive pricing, business mix shifts, and unfavorable currency impacts in all of the business units, as well as a product mix shift to entry level products in business critical systems.

        Gross margin in Corporate Investments and Other declined as a result of a volume decline.

        PSG gross margin declined in the first quarter of fiscal 2009, despite its positive contribution to the overall change in HP gross margin. The gross margin decline in PSG was the result primarily of ASPs declining at a faster pace than component costs, and a mix shift toward lower-end models.

        The increase in IPG gross margin was driven primarily by favorable impacts from an increased supplies mix and supplies price increases.

        The improvement in HP Software gross margin resulted primarily from a favorable revenue mix with more higher-margin support revenue and less lower-margin services revenue.

        The HPFS gross margin decline was due primarily to higher bad debt expenses and lower margins in used equipment sales.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense decreased in the first quarter of fiscal 2009 as compared to the prior-year period due primarily to favorable currency impacts related to the movement of the dollar against the euro as well as effective cost controls. As a percentage of net revenue, except for HP Software, each of our major segments experienced a year-over-year decrease in R&D expense for the three months ended January 31, 2009.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense decreased in the first quarter of fiscal 2009 from the corresponding prior-year period, due primarily to favorable currency impacts related to the movement of the dollar against the euro as well as effective cost management, partially offset by additional expenses related to the EDS acquisition. As a percentage of net revenue, each of our major segments experienced a year-over-year decrease in SG&A expense for the three months ended January 31, 2009.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three months ended January 31, 2009 as compared to the same period in the prior year was due primarily to amortization expenses related to the EDS acquisition as well as other acquisitions made subsequent to the first quarter of fiscal 2008.

  In-Process Research and Development Charges

        We recorded $6 million of in-process research and development ("IPR&D") charges for the first quarter of fiscal 2009. IPR&D charges are incurred in connection with our acquisitions.

  Restructuring

        Restructuring charges for the three months ended January 31, 2009 were $146 million, which included $150 million for severance and facility costs related to the fiscal 2008 restructuring plan and a reduction of $4 million related to adjustments to prior fiscal year plans.

        Restructuring charges for the three months ended January 31, 2008 were $10 million. These charges were due primarily to adjustments for severance and facility costs associated with restructuring programs implemented in fiscal years 2005, 2003, 2002 and 2001.

  Workforce Rebalancing

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first three months of fiscal 2009. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        In the first quarter of fiscal 2009, we recorded acquisition-related charges of $48 million for consultant integration costs and retention bonuses associated with our acquisition of EDS.

Interest and Other, Net

        Interest and other, net decreased by $304 million for the three months ended January 31, 2009 as compared to the corresponding period in fiscal 2008. The decrease resulted primarily from currency losses on balance sheet remeasurement items, lower interest income as a result of lower interest rates, as well as higher interest expenses due to higher average debt balances.

Provision for Taxes

        Our effective tax rate was 18.0% and 20.6% for the three months ended January 31, 2009 and January 31, 2008, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to the tax rate benefits of certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for such earnings because we plan to reinvest those earnings indefinitely outside the United States. There were no material discrete items affecting the tax rate for the three months ended January 31, 2009 and January 31, 2008, respectively.

Segment Information

        A description of the products and services for each segment can be found in Note 16 to the Consolidated Condensed Financial Statements. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

        Services, ESS and HP Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Services

        As a result of the acquisition of EDS, we renamed our services segment and reorganized the business units within that segment to better align to our enhanced services portfolio. The business reorganization resulted in three new business units: application services, infrastructure technology outsourcing and business process outsourcing. As part of this reorganization, the businesses included in the former consulting and integration business unit were divided among the application services and technology services business units and the HP Software segment. In addition, the businesses included in the former outsourcing services business unit were divided among the infrastructure technology outsourcing and business process outsourcing business units. Further, the managed print services offering under technology services was moved to IPG.

        The combined segment results below refer to the results of our services business for the three months ended January 31, 2008 combined with the EDS results for the three months ended December 31, 2007. The combined segment results are presented for informational purposes only and are not indicative of the results of operations that would have been achieved had the businesses been operated together during that period.

	Three months ended January 31
	2009	Historical Results 2008(a)	% Increase	Combined Segment Results 2008(b)	% (Decrease) Increase
	In millions	In millions		In millions
Net revenue	$8,746	$4,052	115.8%	$9,884	(11.5)%
Earnings from operations	$1,123	$499	125.1%	$927	21.1%
Earnings from operations as a % of net revenue	12.8%	12.3%		9.4%

(a)
Reflects certain reclassifications made to historical results to conform to the current year presentation as noted in Note 1 to the Consolidated Condensed Financial Statements in Item 1.

(b)
Refers to the results of HP Services for the three months ended January 31, 2008 combined with the EDS results for the three months ended December 31, 2007. In order to conform the presentation to our segment earnings from operations, we excluded certain EDS expenses that we do not allocate to our segments.

Historical Results

        Services net revenue increased 115.8% (121.4% when adjusted for currency) for the three months ended January 31, 2009, as compared to the same periods in fiscal 2008 due primarily to the EDS acquisition. Services net revenue for the three months ended January 31, 2009 includes revenue from infrastructure technology outsourcing, technology services, application services and business process outsourcing, which accounted for approximately 46%, 28%, 18% and 8% of revenues, respectively.

        The components of weighted net revenue growth as compared to the prior-year periods by business unit were as follows:

Three months ended January 31, 2009
Percentage Points
Infrastructure technology outsourcing	66.8
Application services	31.7
Business process outsourcing	17.5
Technology services	(0.2)

Total Services	115.8

        Net revenue in infrastructure technology outsourcing increased due primarily to the EDS acquisition, partially offset by unfavorable currency impacts and contractual pricing adjustments. Net revenue in application services increased due primarily to the EDS acquisition, partially offset by unfavorable currency impacts and slowing demand in the current economic environment. Net revenue in business process outsourcing increased due primarily to the EDS acquisition. Net revenue in technology services was flat due primarily to unfavorable currency impacts, offset by growth in extended warranty and IT solution support services revenue.

        Services earnings from operations as a percentage of net revenue increased by 0.5 percentage points for the three months ended January 31, 2009. The operating margin increase was due primarily to the decrease in operating expenses as a percentage of revenue, partially offset by a decrease in gross margin. The operating expense decline was a result of continued focus on cost structure improvements from overall cost controls. The decline in gross margin was due primarily to the mix effect from the acquisition of EDS.

Combined Segment Results

        Services net revenue decreased 11.5% (3.9% when adjusted for currency) for the three months ended January 31, 2009, as compared to the prior period combined segment results presented in the table above. Net revenue for the prior period combined segment results includes revenue from infrastructure technology outsourcing, technology services, application services and business process outsourcing, which accounted for approximately 46%, 25%, 20% and 9% of revenues, respectively. Further, Services net revenue for the three months ended January 31, 2009 as compared to the prior period combined segment results reflects a weighted net revenue decline in the infrastructure technology outsourcing, application services and business process outsourcing business units of 5.9%, 3.6% and 2.0%, respectively, while net revenue for technology services was relatively flat. The net revenue decline was due primarily to an unfavorable currency impact and lower add-on business due to the slowing economic environment.

        Services earnings from operations as a percentage of net segment revenue increased by 3.4 percentage points for the three months ended January 31, 2009 as compared to the prior period combined segment results. The operating margin increase was the result of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin increase was due primarily to the continued focus on cost structure improvements generated by delivery efficiencies and cost controls. The continued improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue compared to the prior year.

Enterprise Storage and Servers

	Three months ended January 31
	2009	2008	% Decrease
	In millions
Net revenue	$3,948	$4,820	(18.1)%
Earnings from operations	$405	$673	(39.8)%
Earnings from operations as a % of net revenue	10.3%	14.0%

        The components of weighted net revenue growth as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2009
Percentage Points
Industry standard servers	(13.8)
Business critical systems	(3.0)
Storage	(1.3)

Total ESS	(18.1)

        ESS net revenue decreased 18.1% (14.4% when adjusted for currency) in the first quarter of fiscal 2009 as compared to the same period of fiscal 2008 due to the economic slowdown and overall declines in business IT spending. Industry standard servers ("ISS") net revenue declined 22%, with declines in both volume and average unit prices in the first quarter of fiscal 2009 as compared to the same period of fiscal 2008. The ISS blades business, however, continued to outperform overall ISS performance. Total ESS blades revenue increased by 4% for the first quarter of fiscal 2009 when compared to the prior-year period. Business critical systems net revenue decreased 17% for the first quarter of fiscal 2009 compared to the prior-year period, impacted by the planned phase-out of the PA-RISC and Alpha Server product lines and a decline in integrity server revenue resulting from a decrease in customer capital purchases. Storage net revenue decreased 7% in the first quarter of fiscal 2009 compared to the prior-year period due to declines in tape, media, commercial automation and EVA revenue, the effect of which was partially offset by the revenue resulting from the acquisition of Lefthand Networks.

        In the first quarter of fiscal 2009, ESS earnings from operations as a percentage of net revenue decreased by 3.7 percentage points compared to the same period in fiscal 2008, due to a decrease in gross margin that was partially offset by a decrease in operating expenses as a percentage of net revenue. Gross margin decreased due primarily to competitive pricing, business mix shifts, and unfavorable currency impacts in all the business units, as well as product mix shift to entry level products in business critical systems. The decrease in operating expense as a percentage of net revenue was due to continued cost structure improvements including lower compensation expense.

HP Software

	Three months ended January 31
	2009	2008	% (Decrease) Increase
	In millions
Net revenue	$878	$947	(7.3)%
Earnings from operations	$140	$49	185.7%
Earnings from operations as a % of net revenue	15.9%	5.2%

        The components of weighted net revenue growth as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2009
Percentage Points
Other software	(4.8)
Business technology optimization	(2.5)

Total HP Software	(7.3)

        HP Software net revenue decreased 7.3% (4.3% when adjusted for currency) for the three months ended January 31, 2009 as compared to the same period in fiscal 2008 due to softening enterprise spending. Declines in revenue from licenses and services were partially offset by increased support revenue as a result of renewal rate increases. Net revenue for other software decreased 14% for the first quarter of fiscal 2009 from the corresponding prior-year period, due primarily to declines in revenues for communication and media solutions and business intelligence solutions, the effect of which was partially offset by revenue growth in information management driven by our acquisition of Tower Software in May 2008. Net revenue from BTO decreased 4% for the first quarter of fiscal 2009 from the corresponding prior-year period, due primarily to declines in license and service revenues, the effect of which was partially offset by growth in support revenues.

        The operating margin improvement of 10.7 percentage points for HP Software for the three months ended January 31, 2009 as compared to the same period in fiscal 2008 was due primarily to an increase in gross margin coupled with a decrease in operating expenses as a percentage of net revenue. The improvement in gross margin in the first quarter of fiscal 2009 resulted primarily from a favorable revenue mix with more higher-margin support revenue and less lower-margin services revenue. The decrease in operating expenses as a percentage of net revenue in the first quarter of fiscal 2009 was due primarily to effective cost controls in sales, marketing and integration administrative expenses related to acquisitions.

Personal Systems Group

	Three months ended January 31
	2009	2008	% Decrease
	In millions
Net revenue	$8,787	$10,791	(18.6)%
Earnings from operations	$435	$628	(30.7)%
Earnings from operations as a % of net revenue	5.0%	5.8%

        The components of weighted net revenue growth as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2009
Percentage Points
Desktop PCs	(10.2)
Notebook PCs	(7.0)
Workstations	(1.2)
Handhelds	(0.3)
Other	0.1

Total PSG	(18.6)

        PSG net revenue decreased 18.6% (15.5% when adjusted for currency) for the first quarter of fiscal 2009 as compared to the same period in fiscal 2008. The revenue decline is the result of the overall slowdown in the global economy, including a reversing trend in the growth of emerging markets. PSG net revenue decreased across all geographies and all businesses. Unit volumes decreased by 4% for the first quarter of fiscal 2009 as compared to the same period in fiscal 2008. An increase in notebook PC volumes was more than offset by declines in desktop PCs, workstations, and handheld devices. The unit volume increase in notebook PCs was due in part to growth of the HP and Compaq MiniNote PCs. Net revenue for notebook PCs decreased 13%, while net revenue for desktop PCs decreased 25% from the prior-year period. Handheld revenue declined 35% from the prior-year period. Net revenue for consumer clients decreased 18%, while net revenue for commercial clients decreased 19% from the prior-year period. The net revenue increase in Other PSG was related primarily to increased sales of extended warranties and third-party branded options. The PSG unit volume decrease was intensified by ASP declines of 17% in consumer clients and 16% in commercial clients. ASPs declined from the prior-year period as a result of a competitive pricing environment, component cost reductions and the impact of currency combined with a mix shift toward lower-end models and a decline in the monitor attach rate.

        PSG earnings from operations as a percentage of net revenue decreased by 0.8 percentage points for the first quarter of fiscal 2009 compared to the same period in fiscal 2008. The decrease was due primarily to a decrease in gross margin, which was partially offset by a decline in operating expenses as a percentage of net revenue. The decline in gross margin was the result primarily of ASPs declining at a faster pace than component costs and a mix shift toward lower-end models, the effect of which was partially offset by lower warranty and supply chain costs and an increase in higher-margin option attach rates. The decline in operating expenses as a percentage of net revenue was the result of continued cost controls, including lower compensation expense.

Imaging and Printing Group

	Three months ended January 31
	2009	2008	% Decrease
	In millions
Net revenue	$5,981	$7,357	(18.7)%
Earnings from operations	$1,105	$1,142	(3.2)%
Earnings from operations as a % of net revenue	18.5%	15.5%

        The components of weighted net revenue growth as compared to the prior-year period by business unit were as follows:

Three months ended January 31, 2009
Percentage Points
Commercial hardware	(8.8)
Consumer hardware	(5.6)
Supplies	(4.3)

Total IPG	(18.7)

        IPG net revenue decreased 18.7% (17.5% when adjusted for currency) for the three months ended January 31, 2009 as compared to the prior-year comparable period due to a decline in economic conditions in the marketplace with customers delaying printer purchases. In the first quarter of fiscal 2009, net revenue for commercial hardware, consumer hardware and supplies declined 34%, 37% and 7%, respectively. The net revenue decline in commercial hardware was across all regions and was driven by a unit volume decline of 39% due to market weaknesses impacting both our laser and our graphics businesses. The net revenue decline in consumer hardware was across all regions as well and was driven by a unit volume decline of 31% reflecting the impact of the current global economic slowdown. The decline in supplies net revenue was across all platforms as customers sought to reduce expenses and was partially moderated by supplies price increases.

        Despite the revenue decline, IPG earnings from operations as a percentage of net revenue increased 3.0 percentage points for the three months ended January 31, 2009 as compared to the same period in fiscal 2008. Operating margin improvement in the first quarter of fiscal 2009 was a combination of increased gross margin and decreased operating expenses as a percentage of net revenue. The improvement in gross margin in the first quarter of fiscal 2009 resulted primarily from an increase in the supplies mix and supplies price increases, the effect of which was partially offset by hardware margin declines. The decrease in operating expenses as a percentage of net revenue in the first quarter of fiscal 2009 was due primarily to effective cost controls, including lower compensation expense.

HP Financial Services

	Three months ended January 31
	2009	2008	% Decrease
	In millions
Net revenue	$636	$642	(0.9)%
Earnings from operations	$41	$43	(4.7)%
Earnings from operations as a % of net revenue	6.4%	6.7%

        For the three months ended January 31, 2009, HPFS net revenue decreased by 0.9% as compared to the prior-year comparable period. The net revenue decrease was due primarily to unfavorable currency movements. On a constant currency basis, net revenue increased due primarily to portfolio growth, increased operating lease mix, higher buyouts and used equipment sales, the effect of which was offset by lower end of lease activity.

        Earnings from operations as a percentage of net revenue decreased 0.3 percentage points for the three months ended January 31, 2009. The decrease is due primarily to higher bad debt and lower used equipment sales margin due to compression in proceeds, the effect of which was offset by lower expenses due to cost controls.

Financing Originations

	Three months ended January 31
	2009	2008
	In millions
Total financing originations	$1,078	$1,056

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and includes intercompany activity, increased 2.1% in the first quarter of fiscal 2009 compared to the same period in fiscal 2008. The increase was driven by higher financing associated with HP product sales resulting from improved integration and engagement with HP's sales efforts offset by an unfavorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	January 31, 2009	October 31, 2008
	In millions
Portfolio assets(1)	$8,313	$8,297

Allowance for doubtful accounts(2)	97	90
Operating lease equipment reserve	64	60

Total reserves	161	150

Net portfolio assets	$8,152	$8,147

Reserve coverage	1.9%	1.8%
Debt to equity ratio(3)	6.6x	6.5x

(1)
Portfolio assets include gross financing receivables of approximately $5.1 billion at both January 31, 2009 and October 31, 2008 and net equipment under operating leases of $1.8 billion at January 31, 2009 and at October 31, 2008, as disclosed in Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $600 million at January 31, 2009 and $700 million at October 31, 2008 and intercompany leases of approximately $800 million at both January 31, 2009 and at October 31, 2008, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at January 31, 2009 increased 0.1% from October 31, 2008. The increase resulted from higher levels of financing originations during the first quarter of fiscal 2009, the effect of which was offset by an unfavorable currency impact and increased reserves. The overall percentage of portfolio assets reserves increased due primarily to higher specific customer reserves. In addition to the balances reflected above, HP assumed net portfolio assets of $109 million through the acquisition of EDS.

  Roll-forward of Reserves

	October 31, 2008	Additions to allowance	Deductions, net of recoveries	January 31, 2009
	In millions
Allowance for doubtful accounts	$90	$10	$(3)	$97
Operating lease equipment reserve	60	7	(3)	64

Total reserves	$150	$17	$(6)	$161

        The roll-forward for the period ended January 31, 2009 includes write-offs, net of recoveries, of $13 million.

Corporate Investments

	Three months ended January 31
	2009	2008	% Decrease
	In millions
Net revenue	$196	$218	(10.1)%
(Loss) earnings from operations	$(19)	$8	(337.5)%
(Loss) earnings from operations as a % of net revenue	(9.7)%	3.7%

        The majority of net revenue in Corporate Investments relates to network infrastructure products sold under the brand "ProCurve Networking." For the three months ended January 31, 2009, revenue from network infrastructure products decreased 10% compared to the same period in fiscal 2008 as a result of decreased sales of enterprise class gigabit and 10/100 Ethernet switch products. Partially offsetting the revenue decline were revenues resulting from the acquisition of Colubris Networks, Inc., which HP acquired in October 2008.

        Corporate Investments reported a loss from operations for the first three months of fiscal 2009 as compared to the positive earnings from operations reported for the same period in fiscal 2008 due primarily to lower earnings from operations generated by network infrastructure products and higher expenses due primarily to integration costs from the Colubris acquisition, increased investments in R&D, and the expenses associated with corporate development, global alliances and HP Labs that are carried in the segment.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Three months ended January 31
	2009	2008
	In millions
Net cash provided by operating activities	$1,126	$3,187
Net cash used in investing activities	(975)	(701)
Net cash provided by (used in) financing activities	885	(3,876)

Net increase (decrease) in cash and cash equivalents	$1,036	$(1,390)

Operating Activities

        Net cash provided by operating activities decreased by approximately $2.1 billion for the three months ended January 31, 2009 as compared to the corresponding period in fiscal 2008. The decrease was due primarily to lower accounts payable, and higher accounts and financing receivables, partially offset by changes in current assets and liabilities.

Investing Activities

        Net cash used in investing activities increased by $274 million for the three months ended January 31, 2009 as compared to the corresponding period in fiscal 2008 due primarily to higher net investments in property, plant and equipment associated with growth in our leasing and outsourced services businesses.

Financing Activities

        Net cash provided by financing activities increased by approximately $4.8 billion for the three months ended January 31, 2009 as compared to the corresponding period in fiscal 2008 due primarily to the issuance of debt, commercial paper and notes payable, and lower share repurchases.

Common Stock Repurchases

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of approximately 34 million shares for approximately $1.2 billion in the first three months of fiscal 2009. We had completed share repurchases of approximately 72 million shares for approximately $3.3 billion in the first three months of fiscal 2008.

        We intend to continue to repurchase shares as a means to manage dilution from the issuance of shares under employee benefit plans and to purchase shares opportunistically. As of January 31, 2009, we had remaining authorization of approximately $7.9 billion for future share repurchases under the $8.0 billion repurchase authorization approved by our Board of Directors on September 19, 2008. For more information on our share repurchases, see Note 13 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Key Performance Metrics

	January 31, 2009	October 31, 2008
Days of sales outstanding in accounts receivable	46	45
Days of supply in inventory	31	27
Days of purchases outstanding in accounts payable	(46)	(49)

Cash conversion cycle	31	23

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The slight increase in DSO was due primarily to lower net revenue, offset by lower billings in the latter part of the current quarter as compared to the fourth quarter of fiscal 2008. The increase in DOS was due primarily to lower cost of sales in the current quarter as compared to the fourth quarter of 2008 and strategic buys, partially offset by lower inventory levels. The decrease in DPO was due primarily to lower purchases in the latter part of the current quarter as compared to the fourth quarter of fiscal 2008 as indicated by lower inventory levels, partially offset by lower revenue and cost of sales in the current quarter as compared to the fourth quarter of fiscal 2008. These changes contributed to the increase in our current year cash conversion cycle compared to the prior year.

LIQUIDITY

        As previously discussed, we use cash generated by operations as our primary source of liquidity. We believe that internally generated cash flows are generally sufficient to support business operations, capital expenditures and the payment of stockholder dividends, in addition to a level of discretionary investments and share repurchases. We are able to supplement this near-term liquidity, if necessary, with broad access to capital markets and credit line facilities made available by various foreign and domestic financial institutions.

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and our overall cost of capital. Outstanding borrowings increased to $20.5 billion as of January 31, 2009 as compared to $17.9 billion at October 31, 2008, bearing weighted-average interest rates of 3.4% and 3.9%, respectively. Short-term borrowings at January 31, 2009 and October 31, 2008 were $10.2 billion each. Long-term debt increased to $10.3 billion at January 31, 2009 from $7.7 billion at October 31, 2008. The increase in long-term debt was due primarily to the issuance of an aggregate of $2.0 billion in global notes in December 2008. During the first quarter of fiscal 2009, we issued $18.1 billion and repaid $18.1 billion of commercial paper. As of January 31, 2009, we had $6.8 million in total borrowings collateralized by certain financing receivable assets.

        We issue debt in order to finance HPFS and as needed for other purposes, including acquisitions. HPFS has a business model that is asset-intensive in nature and therefore we fund HPFS more by debt than we fund our other business segments. At January 31, 2009, HPFS had approximately $8.2 billion in net portfolio assets, which included short-term and long-term financing receivables and operating lease assets.

        At January 31, 2009, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

		At January 31, 2009
	Original amount available
		Used		Available
	In millions
Uncommitted lines of credit	$2,600	$1,200	(1)	$1,400
Commercial paper programs
U.S.	16,000	7,000		9,000
Euro.	500	200		300

	$19,100	$8,400		$10,700

(1)
Approximately $836 million of this amount was recorded as debt as of January 31, 2009; the remaining amount was used to satisfy business operational requirements.

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

        We have a $2.9 billion U.S. credit facility expiring in May 2012. In February and July 2008, we entered into additional 364-day credit facilities of $3.0 billion and $8.0 billion, respectively. The February 2008 credit facility expired in February 2009, at which time we entered into a new $3.5 billion 364-day credit facility. The credit facilities are senior unsecured committed borrowing arrangements that we put in place primarily to support our U.S. commercial paper program. Under the terms of the July 2008 credit facility, the amount of credit available declines in an amount equal to the proceeds of any future issuance of long-term debt by us. In December 2008 and February 2009, we issued $2.0 billion and $2.8 billion, respectively, in global notes, which reduced the amount of credit available under the July 2008 credit facility to $3.2 billion. Our ability to have a U.S. commercial paper outstanding balance that exceeds the $9.6 billion supported by our credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        In October 2008, we registered for the Commercial Paper Funding Facility ("CPFF") provided by the Federal Reserve Bank of New York. The facility enables us to issue three-month unsecured commercial paper through a special purpose vehicle of the Federal Reserve at a rate established by the CPFF program, which is currently equal to a spread over the three-month overnight index swap rate. The maximum amount of commercial paper that we may issue at any time through this program is $10.4 billion less the total principal amount of all other outstanding commercial paper that we have issued. As of January 31, 2009, we had not issued any commercial paper under the CPFF program. In February 2009, the Federal Reserve extended the CPFF program through October 30, 2009.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $569 million as of January 31, 2009. We sold $549 million of trade receivables during the three months ended January 31, 2009. As of January 31, 2009, we had $167 million available under these programs.

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

Contractual Obligations

        At January 31, 2009, our unconditional purchase obligations are approximately $3.0 billion, compared with $3.3 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without significant penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

        In addition to the above, at January 31, 2009, we had approximately $1.7 billion of recorded FIN 48 liabilities and related interest and penalties. Of this liability amount, approximately $270 million is expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. The $1.7 billion of FIN 48 liabilities and related interest and penalties will be partially offset by $350 million of deferred tax assets and interest receivable.

Funding Commitments

        We previously disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2008 that we expected to contribute approximately $360 million to our non U.S. pension plans and approximately $35 million to cover benefit payments to U.S. non-qualified plan participants in fiscal 2009. We also noted that we expected to pay approximately $70 million to cover benefit claims for our post-retirement benefit plans. As of January 31, 2009, we have made approximately $157 million of contributions to non-U.S. pension plans, paid $15 million to cover benefit payments to U.S. non-qualified plan participants, and paid $12 million to cover benefit claims under post-retirement benefit plans. We presently anticipate making additional contributions of approximately $235 million to our non U.S. pension plans and approximately $20 million to our U.S. non-qualified plan participants and expect to pay up to $55 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2009. Our pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of asset markets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. Our next expected measurement date is October 31, 2009. At this time, it is not possible for us to accurately predict the future movements in the capital markets or the related plan funding requirements, both of, which will impact future pension expense. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

        As a result of our approved restructuring plans, we expect future cash expenditures of approximately $1.7 billion. We expect to make cash payments of approximately $1.0 billion within one year and the majority of the remaining amount through 2012. In addition, we continue to evaluate our businesses and current market conditions and we may incur additional cash flow expenditures for future restructuring actions.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2009, we are not involved in any material unconsolidated SPEs.

Guarantees and Indemnifications

        In the ordinary course of business, we may provide certain clients, principally governmental entities, with subsidiary performance guarantees and/or financial performance guarantees, which may be backed by standby letters of credit or surety bonds. In general, we would be liable for the amounts of these guarantees in the event our or our subsidiaries' nonperformance permits termination of the related contract by our client, the likelihood of which we believe is remote. We believe we are in compliance with our performance obligations under all service contracts for which there is a performance guarantee.

        As a result of the acquisition of EDS, we acquired certain service contracts supported by client financing or securitization arrangements. Under specific circumstances involving nonperformance resulting in service contract termination or failure to comply with terms under the financing arrangement we would be required to acquire certain assets. We consider the possibility of our failure to comply to be remote and the asset amounts involved not material.

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

        The United States and other countries around the world have been experiencing deteriorating economic conditions. There has been an erosion of global consumer confidence amidst concerns over declining asset values, inflation, energy costs, geopolitical issues, the availability and cost of credit, rising unemployment, and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. A prolonged period of economic decline could have a material adverse effect on our results of operations. Economic uncertainty also makes it difficult for us to make accurate forecasts of revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on general economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and delays or reductions in IT spending have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and problems with our ability to manage inventory levels. For example, we have recently experienced reduced spending in our product businesses due to the current financial turmoil affecting the banking system and financial markets, conditions in the residential real estate and mortgage markets, access to credit, labor and healthcare costs, consumer confidence and other macroeconomic factors affecting spending behavior. We have also experienced decreases in purchases of our imaging and printing products and supplies by customers and channel partners as they reduce inventory and conserve cash.

        The impact of deteriorating economic conditions on our customers and suppliers could adversely affect our business. Customer financial difficulties have resulted, and could result in the future, in increases in bad debt write-offs and additions to reserves in our receivables portfolio, inability by our lessees to make required lease payments and reduction in the value of leased equipment upon its return to us compared to the value estimated at lease inception. In particular, our exposure to certain industries currently experiencing severe financial difficulties, including the U.S. automobile industry, and certain financially troubled customers could have an adverse affect on our results of operations. In addition, our business may be disrupted if we are unable to obtain equipment, parts and supplies from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit.

        We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write downs, increases in pension and post-retirement benefit expenses, and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers.

        Adverse economic conditions could cause our expenses to vary materially from our expectations. The failure of derivative counterparties and other financial institutions could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses.

The revenue and profitability of our operations have historically varied, which makes our future financial results less predictable.

        Our revenue, gross margin and profit vary among our products and services, customer groups and geographic markets and therefore will likely be different in future periods than our current results. Our revenue depends on the overall demand for our products and services. Delays or reductions in IT spending could materially adversely affect demand for our products and services, which could result in a significant decline in revenues. Overall gross margins and profitability in any given period are dependent partially on the product, customer and geographic mix reflected in that period's net revenue. In particular, IPG and certain of its business units such as printer supplies contribute significantly to our gross margin and profitability. In addition, our services business has contributed significantly to our revenue and operating profit in recent periods. Competition, lawsuits, investigations and other risks affecting those businesses therefore may have a significant impact on our overall gross margin and profitability. Certain segments, and ESS in particular, have a higher fixed cost structure and more variation in gross margins across their business units and product portfolios than others and may therefore experience significant operating profit volatility on a quarterly basis. In addition, newer geographic markets may be relatively less profitable due to investments associated with entering those markets and local pricing pressures, and we may have difficulty establishing and maintaining the operating infrastructure necessary to support the high growth rate associated with some of those markets. Market trends, competitive pressures, commoditization of products, seasonal rebates, increased component or shipping costs, regulatory impacts and other factors may result in reductions in revenue or pressure on gross margins of certain segments in a given period, which may necessitate adjustments to our operations.

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

        General or industry specific market conditions or stock market performance or domestic or international macroeconomic and geopolitical factors unrelated to HP's performance also may affect the price of HP common stock. In particular, the stock market as a whole recently has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to those companies' operating performance. For these reasons, investors should not rely on recent trends to predict future stock prices, financial condition, results of operations or cash flows. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. If instituted against HP, this type of litigation could result in substantial costs and the diversion of management time and resources.

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

        Because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties. We may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. In addition, it is possible that as a consequence of a merger or acquisition third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

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

        Sales outside the United States make up approximately 65% of our net revenue. In addition, an increasing portion of our business activity is being conducted in emerging markets, including Brazil, Russia, India and China. Our future revenue, gross margin, expenses and financial condition could suffer due to a variety of international factors, including:

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

        As approximately 65% of our sales are from countries outside of the United States, other currencies, particularly the euro, the British pound, Chinese Yuan Renminbi and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows and foreign currency exchange rate movements, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. As a result, we could incur significant losses from our hedging activities if our forecasts are incorrect. In addition, our hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

  •
  Some of our outsourcing services agreements contain pricing provisions that permit a client to request a benchmark study by a mutually acceptable third-party. The benchmarking process typically compares the contractual price of our services against the price of similar services offered by other specified providers in a peer comparison group, subject to agreed upon adjustment and normalization factors. Generally, if the benchmarking study shows that our pricing has a difference outside a specified range, and the difference is not due to the unique requirements of the client, then the parties will negotiate in good faith any appropriate adjustments to the pricing. This may result in the reduction of our rates for the benchmarked services performed after the implementation of those pricing adjustments, which could decrease the revenues and profitability of our IT services business.

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

        In connection with the preparation of HP's Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note 15 to the Consolidated Condensed Financial Statements, we make certain estimates under the provisions of SFAS No. 5 "Accounting for Contingencies," including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations.

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

        We have adopted an operating framework that includes a disciplined focus on operational efficiency. As part of this framework, we have adopted several initiatives, including a multi-year program announced in the third fiscal quarter of 2006 to reduce real estate costs by consolidating several hundred HP real estate locations worldwide to fewer core sites, and a multi-year process of examining every function and every one of our businesses and functions in order to optimize efficiency and reduce cost.

        Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions, including estimates and assumptions regarding the cost of consolidating real estate locations, the amount of accelerated depreciation or asset impairment to be incurred when we vacate facilities or cease using equipment before the end of their respective lease term or asset life, and the costs and timing of other activities in connection with these initiatives. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

        In addition, in September 2008, we announced a workforce restructuring program relating to our acquisition of EDS. We expect that program to involve the elimination of approximately 25,000 positions worldwide through fiscal 2012. We expect to replace approximately half of these positions in locations that will optimize our global footprint. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, delays in hiring and integrating new employees, decreases in employee morale and the failure to meet operational targets due to the loss of employees.

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

        Like other companies, HP has implemented changes to its compensation programs intended to reduce fixed costs, create a high performance culture at all levels and provide an opportunity for employees to earn significant rewards if HP delivers strong financial results. These changes included reducing base pay for many employees; lowering the cap on matching contributions under the HP 401(k) Plan; making the funding of the HP 401(k) Plan matching contributions fully discretionary depending on quarterly business results; and eliminating the purchase price discount for shares purchased under the HP Share Ownership Plan, all of which were announced in February 2009. HP also has reduced the total number of share-based payment awards granted to employees and the number of employees who receive share-based payment awards. In addition, effective in fiscal 2008, HP changed its primary form of share-based payment award from time-vesting stock options to performance-based restricted stock units that contain conditions relating to HP's long-term financial performance and continued employment by the recipient that may be viewed unfavorably by some employees who are accustomed to the fixed vesting and other terms historically associated with other forms of share-based payment awards. Due to these changes in our compensation programs, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business. Moreover, difficulties relating to obtaining stockholder approval of equity compensation plans could limit our ability to grant share-based payment awards to employees in the future.

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

        Portions of our IT infrastructure also may experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower margins or lost customers resulting from these disruptions have adversely affected in the past, and in the future could adversely affect, our financial results, stock price and reputation.

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

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the ongoing military operations in Iraq, have created many economic and political uncertainties. In addition, as a major multi national company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

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

        Managing business combination and investment transactions requires varying levels of management resources, which may divert our attention from other business operations. These business combination and investment transactions also have resulted and in the future may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, asset impairment charges, charges from the elimination of duplicative facilities and contracts, in-process research and development charges, inventory adjustments, assumed litigation and other liabilities, legal, accounting and financial advisory fees, and required payments to executive officers and key employees under retention plans. Moreover, HP has incurred and will incur additional depreciation and amortization expense over the useful lives of certain assets acquired in connection with business combination and investment transactions, and, to the extent that the value of goodwill or intangible assets with indefinite lives acquired in connection with a business combination and investment transaction becomes impaired, we may be required to incur additional material charges relating to the impairment of those assets. In order to complete an acquisition, we may issue common stock, potentially creating dilution for existing stockholders. In addition, we may borrow to finance an acquisition, and the amount and terms of any potential future acquisition-related borrowings, as well as other factors, could affect our liquidity and financial condition and potentially our credit ratings. Any potential future downgrades in our credit rating associated with an acquisition could adversely affect our ability to borrow and cost of borrowing and result in more restrictive borrowing terms. In addition, HP's effective tax rate on an ongoing basis is uncertain, and business combination and investment transactions could impact our effective tax rate. We also may experience risks relating to the challenges and costs of closing a business combination and investment transaction and the risk that an announced business combination and investment transaction may not close. As a result, any completed, pending or future transactions may contribute to financial results that differ from the investment community's expectations in a given quarter.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        For quantitative and qualitative disclosures about market risk affecting HP, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, which is incorporated herein by reference. Our exposure to market risk has not changed materially since October 31, 2008.

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

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

        The information set forth above under Note 15 contained in the "Notes to Consolidated Condensed Financial Statements" is incorporated herein by reference.

Item 1A.    Risk Factors.

        A description of factors that could materially affect our business, financial condition or operating results is included under "Factors that Could Affect Future Results" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in Item 2 of Part I of this report. This description includes any material changes to the risk factor disclosure in Item 1A of Part I of our 2008 Annual Report on Form 10-K and is incorporated herein by reference.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1
(November 2008)	19,685,900	$38.10	19,685,900	$8,344,420,636
Month #2
(December 2008)	7,334,466	$34.80	7,334,466	$8,089,166,724
Month #3
(January 2009)	6,482,933	$35.91	6,482,933	$7,856,395,331

Total	33,503,299	$36.95	33,503,299

        HP repurchased shares in the first quarter of fiscal 2009 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the first quarter of fiscal 2009 were purchased in open market transactions.

        As of January 31, 2009, HP had remaining authorization of approximately $7.9 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on September 19, 2008.

Item 6.    Exhibits.

        The Exhibit Index beginning on page 86 of this report sets forth a list of exhibits.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: March 10, 2009

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.	8-K/A	001-04423	2.1	May 13, 2008
2(b)	Amendment No. 1 to Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.	8-K	001-04423	2.1	July 25, 2008
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective January 14, 2009.	8-K	001-04423	3.1	January 20, 2009
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(g)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007
4(h)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(i)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(j)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(k)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(a)(a)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(m)(m)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(p)(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(q)(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(r)(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(s)(s)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(t)(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective August 1, 2008.*	10-K	001-04423	10(v)(v)	December 18, 2008
10(w)(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(y)(y)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(a)(a)(a)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*‡

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(b)(b)(b)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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