Form 10-Q
period 2009-04-30
HEWLETT PACKARD CO
filed 2009-06-05
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        The number of shares of HP common stock outstanding as of May 31, 2009 was 2,386,262,488 shares.

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

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended April 30			Six months ended April 30
	2009	2008		2009	2008
	In millions, except per share amounts
Net revenue:
Products	$17,398	$22,566		$36,021	$45,686
Services	9,863	5,605		19,951	10,862
Financing income	90	91		179	181

Total net revenue	27,351	28,262		56,151	56,729

Costs and expenses:
Cost of products	13,345	16,825	(1)	27,509	34,159	(1)
Cost of services	7,490	4,297		15,309	8,325
Financing interest	84	83		170	165
Research and development	716	908		1,448	1,806
Selling, general and administrative	2,880	3,331	(1)	5,773	6,627	(1)
Amortization of purchased intangible assets	380	211		792	417
In-process research and development charges	—	13		6	13
Restructuring charges	94	4		240	14
Acquisition-related charges	75	—		123	—

Total operating expenses	25,064	25,672		51,370	51,526

Earnings from operations	2,287	2,590		4,781	5,203

Interest and other, net	(180)	3		(412)	75

Earnings before taxes	2,107	2,593		4,369	5,278
Provision for taxes	391	536		799	1,088

Net earnings	$1,716	$2,057		$3,570	$4,190

Net earnings per share:
Basic	$0.72	$0.83		$1.49	$1.67

Diluted	$0.70	$0.80		$1.46	$1.61

Cash dividends declared per share	$—	$—		$0.16	$0.16
Weighted-average shares used to compute net earnings per share:
Basic	2,394	2,473		2,402	2,516

Diluted	2,438	2,557		2,448	2,603

(1)
Certain pursuit-related costs previously reported as Cost of products have been realigned retroactively to Selling, general and administrative expenses due to organizational realignments.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	April 30, 2009	October 31, 2008
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,851	$10,153
Short-term investments	65	93
Accounts receivable	14,666	16,928
Financing receivables	2,352	2,314
Inventory	5,746	7,879
Other current assets	11,506	14,361

Total current assets	47,186	51,728

Property, plant and equipment	10,807	10,838
Long-term financing receivables and other assets	10,410	10,468
Goodwill	32,976	32,335
Purchased intangible assets	7,136	7,962

Total assets	$108,515	$113,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$5,702	$10,176
Accounts payable	11,421	14,917
Employee compensation and benefits	3,233	4,159
Taxes on earnings	546	869
Deferred revenue	6,342	6,287
Accrued restructuring	1,186	1,099
Other accrued liabilities	13,153	15,432

Total current liabilities	41,583	52,939

Long-term debt	12,978	7,676
Other liabilities	13,412	13,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,391 and 2,415 shares issued and outstanding, respectively)	24	24
Additional paid-in capital	13,850	14,012
Retained earnings	27,594	24,971
Accumulated other comprehensive loss	(926)	(65)

Total stockholders' equity	40,542	38,942

Total liabilities and stockholders' equity	$108,515	$113,331

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months ended April 30
	2009	2008
	In millions
Cash flows from operating activities:
Net earnings	$3,570	$4,190
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,367	1,509
Stock-based compensation expense	351	309
Provision for bad debt and inventory	348	185
In-process research and development charges	6	13
Restructuring charges	240	14
Deferred taxes on earnings	52	986
Excess tax benefit from stock-based compensation	(28)	(163)
Other, net	(3)	(23)
Changes in operating assets and liabilities:
Accounts and financing receivables	1,776	(198)
Inventory	1,987	286
Accounts payable	(3,506)	554
Taxes on earnings	980	(370)
Restructuring	(548)	(55)
Other assets and liabilities	(1,502)	715

Net cash provided by operating activities	6,090	7,952

Cash flows from investing activities:
Investment in property, plant and equipment	(1,658)	(1,315)
Proceeds from sale of property, plant and equipment	250	193
Purchases of available-for-sale securities and other investments	(55)	(78)
Maturities and sales of available-for-sale securities and other investments	103	191
Payments made in connection with business acquisitions, net	(348)	(1,265)

Net cash used in investing activities	(1,708)	(2,274)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(4,449)	(1,898)
Issuance of debt	4,778	3,018
Payment of debt	(110)	(1,008)
Issuance of common stock under employee stock plans	493	917
Repurchase of common stock	(2,039)	(6,169)
Excess tax benefit from stock-based compensation	28	163
Dividends	(385)	(403)

Net cash used in financing activities	(1,684)	(5,380)

Increase in cash and cash equivalents	2,698	298
Cash and cash equivalents at beginning of period	10,153	11,293

Cash and cash equivalents at end of period	$12,851	$11,591

Supplemental schedule of non-cash investing and financing activities:
Issuance of options assumed in business acquisitions	$—	$(4)
Purchase of assets under financing arrangement	$272	$—
Purchase of assets under capital lease	$41	$—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of April 30, 2009, its results of operations for the three and six months ended April 30, 2009 and 2008 and its cash flows for the six months ended April 30, 2009 and 2008. The Consolidated Condensed Balance Sheet as of October 31, 2008 is derived from the October 31, 2008 audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts in order to conform to the current year presentation.

        The results of operations for the three and six months ended April 30, 2009 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in HP's Consolidated Condensed Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

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

        In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. HP has granted and is expected to continue to grant restricted stock that contain non-forfeitable rights to dividends and such restricted stock will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, HP will be required to include these instruments in the calculation of HP's basic earnings per share ("EPS"), and it will need to calculate basic EPS using the "two-class method." Restricted stock is currently included in HP's dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by HP in the first quarter of fiscal 2010. HP does not expect the adoption of FSP EITF 03-6-1 will have a material effect on its calculation of Basic EPS.

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized initially at fair value in accordance with SFAS 141(R) and SFAS 157 and be amortized over the benefit period. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact, if any, of the adoption of EITF 08-7 on its consolidated results of operations and financial condition.

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

        In April 2009, the FASB issued FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP SFAS 157-4"). FSP SFAS 157-4 provides additional guidance for

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis and will be adopted by HP in the third quarter of fiscal 2009. HP does not expect the adoption of FSP SFAS 157-4 will have a material effect on its consolidated results of operations and financial condition.

        In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP SFAS 115-2 and SFAS 124-2"). FSP SFAS 115-2 and SFAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and will be adopted by HP in the third quarter of fiscal 2009. HP does not expect the adoption of FSP SFAS 115-2 and SFAS 124-2 will have a material effect on its consolidated results of operations and financial condition.

        In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP SFAS 107-1 and APB 28-1"). This FSP amends FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and will be adopted by HP in the third quarter of fiscal 2009. HP does not expect the adoption of FSP SFAS 107-1 and APB 28-1 will have a material effect on its consolidated results of operations and financial condition.

        In April 2009, the FASB issued FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP SFAS 141(R)-1"). FSP SFAS 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is evaluating the impact the adoption of FSP SFAS 141(R)-1 will have on its consolidated results of operations and financial condition, which will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and will be adopted by HP in the third quarter of fiscal 2009. HP does not expect the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

adoption of SFAS 165 will have a material effect on its consolidated results of operations and financial condition.

  Recently Adopted Accounting Pronouncements

        During the first six months of fiscal 2009, HP adopted the following accounting standards, none of which had a material effect on its consolidated results of operations during the period or financial condition at the end of the period:

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

  •
  FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3");

  •
  SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159");

  •
  EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities"; and

  •
  SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161").

        See Note 8 for additional information pertaining to SFAS 157, FSP SFAS 157-1, FSP SFAS 157-2, FSP SFAS 157-3 and SFAS 159.

        See Note 9 for additional information pertaining to SFAS 161.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        Total stock-based compensation expense for the three and six months ended April 30, 2009 and 2008 was as follows:

	Three months ended April 30		Six months ended April 30
	2009	2008	2009	2008
	In millions		In millions
Cost of sales	$48	$36	$100	$72
Research and development	18	19	35	39
Selling, general and administrative	109	97	194	198
Acquisition-related charges	16	—	22	—

Stock-based compensation expense before income taxes	191	152	351	309
Income tax benefit	(59)	(45)	(107)	(92)

Total stock-based compensation expense after income taxes	$132	$107	$244	$217

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

        HP estimates the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. There were no PRUs granted during the three months

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

ended April 30, 2009 and 2008. The following weighted-average assumptions were used to determine the weighted-average fair value of the PRU awards:

	Six months ended April 30
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

        Outstanding PRUs as of April 30, 2009 and October 31, 2008 and changes during the six months ended April 30, 2009 and twelve months ended October 31, 2008 were as follows (shares in thousands):

	Six months ended April 30, 2009	Twelve months ended October 31, 2008
Beginning units outstanding	10,965	—
Granted	13,854	8,783
Change in units due to performance and market conditions	(972)	2,492
Forfeited	(581)	(310)

Ending units outstanding	23,266	10,965

Vested	—	—

PRUs assigned a fair value	11,524	5,292

        At April 30, 2009, there was $286 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average period of 2.0 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Stock Options

        HP estimated the weighted-average fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended April 30		Six months ended April 30
	2009	2008	2009	2008
Weighted-average fair value of grants	$11.99	$14.71	$13.53	$15.83
Implied volatility	46%	33%	49%	34%
Risk-free interest rate	1.84%	2.69%	1.81%	3.10%
Dividend yield	1.03%	0.69%	0.98%	0.67%
Expected life in months	61	61	60	60

        Option activity as of April 30, 2009 and changes during the six months ended April 30, 2009 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2008	307,728	$34
Granted and assumed through acquisitions	1,459	$24
Exercised	(13,935)	$25
Forfeited/cancelled/expired	(15,265)	$61

Outstanding at April 30, 2009	279,987	$33	2.9	$2,079

Vested and expected to vest at April 30, 2009	278,061	$33	2.9	$2,074

Exercisable at April 30, 2009	251,872	$32	2.6	$2,008

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on April 30, 2009. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the second quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and six months ended April 30, 2009 was $73 million and $138 million, respectively.

        At April 30, 2009, there was $296 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average period of 1.5 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Restricted Stock Awards

        Non-vested restricted stock awards as of April 30, 2009 and changes during the six months ended April 30, 2009 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value
Non-vested at October 31, 2008	12,930	$44
Granted	552	$34
Vested	(4,497)	$44
Forfeited	(562)	$40

Non-vested at April 30, 2009	8,423	$44

        At April 30, 2009, there was $187 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average period of 1.1 years.

  Changes to the Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Employees purchase stock pursuant to the ESPP semi-annually at a price equal to 85% of the fair market value on the purchase date. HP recognized expense based on a 15% discount from fair market value for purchases made under the ESPP on or before April 30, 2009. Effective May 1, 2009, HP discontinued offering the 15% discount.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended April 30		Six months ended April 30
	2009	2008	2009	2008
	In millions, except per share amounts
Numerator:
Net earnings	$1,716	$2,057	$3,570	$4,190
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	—	1	—	3

Net earnings, adjusted	$1,716	$2,058	$3,570	$4,193

Denominator:
Weighted-average shares used to compute basic EPS	2,394	2,473	2,402	2,516
Effect of dilutive securities:
Dilution from employee stock plans	44	79	46	81
Zero-coupon subordinated convertible notes	—	5	—	6

Dilutive potential common shares	44	84	46	87

Weighted-average shares used to compute diluted EPS	2,438	2,557	2,448	2,603

Net earnings per share:
Basic	$0.72	$0.83	$1.49	$1.67
Diluted	$0.70	$0.80	$1.46	$1.61

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three and six months ended April 30, 2009, HP excluded 110 million shares and 107 million shares, respectively, from its diluted EPS calculation compared to 57 million shares and 55 million shares, respectively, in the prior-year comparable periods. Also, in accordance with SFAS 123R, HP excluded from the calculation of diluted EPS options to purchase an additional 1 million shares in the second quarter and the first half of fiscal 2009 compared to an additional 29 million shares in the prior-year comparable periods whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

        As disclosed in Note 2, during the six months ended April 30, 2009 and April 30, 2008, HP granted PRU awards representing at target approximately 14 million shares and 9 million shares, respectively. HP includes the shares underlying PRU awards in the calculation of diluted EPS when they become contingently issuable per SFAS No. 128, "Earnings per Share," and excludes such shares when they are not contingently issuable. Accordingly, for the three and six months ended April 30, 2009, HP has included 3 million shares and 2 million shares, respectively, underlying the PRU awards granted in fiscal 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the performance period applicable to those awards. HP has excluded all other shares underlying the fiscal

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

2008 awards and all shares underlying the fiscal 2009 awards when calculating diluted EPS as those shares are not contingently issuable.

        In October and November 1997, HP issued U.S. dollar zero-coupon subordinated convertible notes due 2017 (the "LYONs"), the outstanding principal amount of which was redeemed in March 2008. The LYONs were convertible at the option of the holders at any time prior to maturity, unless previously redeemed or otherwise purchased. For purposes of calculating diluted earnings per share as of April 30, 2008, the interest expense (net of tax) associated with the LYONs was added back to net earnings, and the shares issuable upon conversion of the LYONs were included in the weighted-average shares used to compute diluted earnings per share for periods that the LYONs were outstanding.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	April 30, 2009	October 31, 2008
	In millions
Accounts receivable	$15,308	$17,481
Allowance for doubtful accounts	(642)	(553)

	$14,666	$16,928

Financing receivables	$2,395	$2,355
Allowance for doubtful accounts	(43)	(41)

	$2,352	$2,314

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $537 million as of April 30, 2009. HP sold $931 million of trade receivables during the first half of fiscal 2009. As of April 30, 2009, HP had $262 million available under these programs.

  Inventory

	April 30, 2009	October 31, 2008
	In millions
Finished goods	$3,730	$5,219
Purchased parts and fabricated assemblies	2,016	2,660

	$5,746	$7,879

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	April 30, 2009	October 31, 2008
	In millions
Land	$493	$526
Buildings and leasehold improvements	7,470	7,238
Machinery and equipment	12,019	11,121

	19,982	18,885

Accumulated Depreciation	(9,175)	(8,047)

	$10,807	$10,838

Note 5: Acquisitions

        In the first six months of fiscal 2009, HP completed the acquisition of Lefthand Networks, Inc., a leading provider of storage virtualization and solutions for approximately $347 million including direct transaction costs and the assumption of certain liabilities in connection with the transaction. HP recorded $273 million to goodwill, $95 million to purchased intangibles and $6 million to in-process research and development ("IPR&D") charges related to this acquisition. Lefthand Networks is being integrated into HP's Enterprise Storage and Servers segment within the Technology Solutions Group. HP does not expect goodwill recorded with respect to this acquisition to be deductible for tax purposes. HP has not presented pro forma results of operations because this acquisition is not material to HP's consolidated financial statements.

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

(Unaudited)

Note 5: Acquisitions (Continued)

become probable in nature and estimable after the end of the purchase price allocation period, amounts will be recorded for such matters in HP's results of operations.

  Pro forma results for EDS acquisition

        The following table presents the unaudited results of HP (including EDS) for the three and six months ended April 30, 2009 and the unaudited pro forma results for the three and six months ended April 30, 2008. The unaudited pro forma financial information for the three and six months ended April 30, 2008 combines the results of operations of HP and EDS as though the companies had been combined as of the beginning of fiscal 2008. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of fiscal 2008. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, restructuring charges, IPR&D charges, adjustments for incremental stock-based compensation expense related to the unearned portion of EDS stock options and restricted stock units assumed, adjustments for depreciation expense for property, plant and equipment, adjustments to interest expense and related tax effects.

	Three months ended April 30		Six months ended April 30
In millions, except per share data	2009	2008	2009	2008
	Unaudited		Unaudited
Net revenue	$27,351	$33,613	$56,151	$67,361
Net earnings	$1,716	$1,918	$3,570	$3,439
Basic net earnings per share	$0.72	$0.78	$1.49	$1.37
Diluted net earnings per share	$0.70	$0.75	$1.46	$1.32

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of April 30, 2009 and changes in the carrying amount of goodwill for the six months ended April 30, 2009 are as follows:

	Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2008	$16,284	$4,745	$6,162	$2,493	$2,463	$144	$44	$32,335
Goodwill acquired during the period	—	273	—	—	—	—	—	273
Goodwill adjustments	375	(1)	(5)	—	(1)	—	—	368

Balance at April 30, 2009	$16,659	$5,017	$6,157	$2,493	$2,462	$144	$44	$32,976

        During the six months ended April 30, 2009, HP recorded adjustments of approximately $545 million to the estimated fair values of EDS's intangible assets and net liabilities acquired resulting

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets (Continued)

in an increase to EDS's goodwill, which is allocated to the Services segment. These changes in the estimated fair values relate primarily to restructuring liabilities, fixed assets and net deferred tax liabilities. This adjustment was partially offset by a goodwill reduction of approximately $170 million as a result of currency translation related to EDS's foreign subsidiaries whose functional currency is not the U.S. dollar.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	April 30, 2009			October 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$6,527	$(2,599)	$3,928	$6,530	$(2,176)	$4,354
Developed and core technology and patents	4,167	(2,478)	1,689	4,189	(2,147)	2,042
Product trademarks	244	(147)	97	253	(109)	144

Total amortizable purchased intangible assets	10,938	(5,224)	5,714	10,972	(4,432)	6,540
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$12,360	$(5,224)	$7,136	$12,394	$(4,432)	$7,962

        For the six months ended April 30, 2009, HP recorded a reduction of $69 million to the estimated fair value of EDS's intangible assets acquired. In addition, HP also recorded a reduction of $60 million to purchased intangibles as a result of currency translation related to EDS's foreign subsidiaries whose functional currency is not the U.S. dollar.

        Estimated future amortization expense related to finite lived purchased intangible assets at April 30, 2009 is as follows:

Fiscal year:	In millions
2009 (remaining 6 months)	$713
2010	1,320
2011	1,019
2012	819
2013	681
Thereafter	1,162

Total	$5,714

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges

  Fiscal 2008 Restructuring Plan

        In connection with the acquisition of EDS on August 26, 2008, HP's management approved and initiated a restructuring plan to streamline the combined company's services business and to better align the structure and efficiency of that business with HP's operating model. The restructuring plan is expected to be implemented over four years from the acquisition date and includes changes to the combined company's workforce as well as changes to corporate overhead functions, such as real estate, IT and procurement.

        In the fourth quarter of fiscal 2008, HP recorded a liability of approximately $1.8 billion related to this restructuring plan. Approximately $1.5 billion of the liability was associated with pre-acquisition EDS and was recorded to goodwill, and the remaining approximately $0.3 billion was associated with HP and was recorded as a restructuring charge. The liability consisted mainly of severance costs to eliminate approximately 25,000 positions, costs to vacate duplicative facilities and costs associated with early termination of certain contractual obligations. For the three months and six months ended April 30, 2009, HP recorded a net charge of $94 million and $243 million, respectively, due primarily to adjustments for severance and facilities costs. As of April 30, 2009, approximately 12,800 positions have been eliminated.

        HP expects the majority of the restructuring costs to be paid out by the second quarter of fiscal 2010. In future quarters, HP expects to record an additional charge of approximately $551 million related to severance costs and the cost to vacate duplicative facilities.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the three and six months ended April 30, 2009 were as follows:

		Three months ended April 30, 2009 charges (reversals)	Six months ended April 30, 2009 charges (reversals)					As of April 30, 2009
						Non-cash settlements and other adjustments
	Balance, October 31, 2008			Goodwill adjustments	Cash payments		Balance, April 30, 2009	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2008 HP/EDS Plan:
Severance	$1,444	$82	$231	$(6)	$(518)	$4	$1,155	$1,760	$1,818
Infrastructure	248	12	12	155	(13)	—	402	420	913

Total severance and other restructuring activities	$1,692	$94	$243	$149	$(531)	$4	$1,557	$2,180	$2,731
Prior fiscal year plans	77	—	(3)	(2)	(17)	—	55	6,343	6,343

Total restructuring plans	$1,769	$94	$240	$147	$(548)	$4	$1,612	$8,523	$9,074

        At April 30, 2009 and October 31, 2008, HP included the long-term portion of the restructuring liability of $426 million and $670 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

  Workforce Rebalancing

        As part of HP's ongoing business operations, HP incurred workforce rebalancing charges for severance and related costs within certain business segments during the first six months of fiscal 2009. Workforce rebalancing activities are considered part of normal operations as HP continues to optimize its cost structure. Workforce rebalancing costs are included in HP's business segment results, and HP expects to incur additional workforce rebalancing costs in the future.

Note 8: Fair Value

        Effective November 1, 2008, HP adopted the effective portions of SFAS 157 as referenced in Note 1. Pursuant to the provisions of SFAS 157-2, HP will not apply the provisions of SFAS 157 until the first quarter of fiscal 2010 for the following major categories of nonfinancial assets and liabilities from the Consolidated Condensed Balance Sheet: Property, plant and equipment, Goodwill, Purchased intangible assets and the Asset retirement obligations within Other accrued liabilities and Other liabilities. The adoption did not have a material impact on HP's financial statements and did not result in any changes to the opening balance of retained earnings as of November 1, 2008.

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

        Level 1—Quoted prices (unadjusted) for identical instruments in active markets.

        Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

        Level 3—Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.

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

        Derivative Instruments: As discussed in Note 9, HP mainly holds non-speculative forwards, swaps and options to hedge certain foreign currency and interest rate exposures. HP uses quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges and, when active market quotes are not available, HP uses industry standard valuation models, such as the Black-Scholes model. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. In certain cases, market-based observable inputs are not available and, in those cases, HP uses management judgment to develop assumptions which are used to determine fair value.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

        Other Liabilities: HP has a liability to company executives as part of the executive deferred compensation plan. The liability is linked to a group of mutual funds and indexes and is classified under level 1.

        The following table presents HP's assets and liabilities as of April 30, 2009 that are measured at fair value on a recurring basis:

	Fair Value Measured Using
				Total Balance
	Level 1	Level 2	Level 3
	In millions
Assets
Cash Equivalents	$373	$9,344	$—	$9,717
Investment Securities	19	377	49	445
Derivatives	—	1,282	—	1,282

Total	$392	$11,003	$49	$11,444

Liabilities
Derivatives	$—	$520	$—	$520
Other Liabilities	307	—	—	307

Total	$307	$520	$—	$827

        The following tables present the changes in level 3 instruments for the three and six months ended April 30, 2009 that are measured on a recurring basis. The majority of the level 3 balances consist of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

investment securities classified as available-for-sale with changes in fair value recorded in other comprehensive income ("OCI").

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
Three Months Ended April 30, 2009	Investment Securities	Derivative Instruments	Total
	In millions
Beginning balance at February 1, 2009	$50	$1	$51
Total losses (realized/unrealized):
Included in earnings(1)	(1)	—	(1)
Included in other comprehensive income	—	(1)	(1)
Purchases, issuances, and settlements	—	—	—

Ending balance at April 30, 2009	$49	$—	$49

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of April 30, 2009	$—	$—	$—

Six Months Ended April 30, 2009
Beginning balance at November 1, 2008	$64	$(1)	$63
Total losses (realized/unrealized):
Included in earnings(1)	(3)	—	(3)
Included in other comprehensive income	(11)	—	(11)
Purchases, issuances, and settlements	(1)	1	—

Ending balance at April 30, 2009	$49	$—	$49

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of April 30, 2009	$(2)	$—	$(2)

(1)
Included in Interest and other, net in the accompanying Consolidated Condensed Statements of Earnings.

        HP measures certain assets including cost and equity method investments at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. As of April 30, 2009, such assets with a total fair value of $1 million were included in the level 3 hierarchy. In the three and six months ended April 30, 2009, HP recorded an impairment charge of $29 million and $34 million, respectively. Of these amounts, $28 million and $33 million, respectively, were charged to goodwill.

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

        Effective November 1, 2008, HP also adopted SFAS 159, which allows an entity to elect to measure certain financial instruments at fair value on a contract-by-contract basis. Subsequent to the election, any unrealized gains and losses from the fair value measurement of the financial instruments will be recognized in earnings. As of April 30, 2009, HP did not elect such option for any eligible financial instruments.

Note 9: Derivative Financial Instruments

        On February 1, 2009, HP adopted SFAS 161 as referenced in Note 1. The adoption of SFAS 161 requires additional disclosures about HP's objectives and strategies for using derivative instruments, the accounting for the derivative instruments and related hedged items under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the effect of derivative instruments and related hedged items on the financial statements. The adoption had no financial impact on the consolidated condensed financial statements.

        HP is a global company that is exposed to foreign currency exchange rate fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, HP uses derivative instruments, primarily forward contracts, option contracts, interest rate swaps, and total return swaps, to hedge certain foreign currency, interest rate and, to a lesser extent, equity exposures. HP's objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings or protecting fair values of assets and liabilities. HP does not have any leveraged derivatives. HP does not use derivative contracts for speculative purposes. HP applies hedge accounting based upon the criteria established by SFAS 133, whereby HP designates its derivatives as fair value hedges, cash flow hedges or hedges of the foreign currency exposure of a net investment in a foreign operation ("net investment hedges"). Additionally, for derivatives not designated as hedging instruments under SFAS 133, HP categorizes those economic hedges as other derivatives. HP recognizes all derivatives in the Consolidated Condensed Balance Sheets at fair value and reports them in Other current assets, Long-term financing receivables and other assets, Other accrued liabilities, or Other liabilities. HP classifies cash flows from the derivative programs as operating activities in the Consolidated Condensed Statement of Cash Flows.

        As a result of the use of derivative instruments, HP is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. To mitigate the counterparty credit risk, HP has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors, and HP maintains dollar and term limits that correspond to each institution's credit rating. HP's established policies and procedures for mitigating credit risk on principal transactions and short-term cash include reviewing and establishing limits for credit exposure and continually assessing the creditworthiness of counterparties. Master agreements with counterparties include master netting arrangements as further mitigation of credit exposure to counterparties. These arrangements permit HP to net amounts due from HP to a counterparty with amounts due to HP from a counterparty, which reduces the maximum loss from credit risk in the event of counterparty default.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Derivative Financial Instruments (Continued)

        Certain of HP's derivative instruments contain credit-risk-related contingent features, such as a provision whereby the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions if HP's credit rating falls below investment grade. As of April 30, 2009, HP was not required to post any collateral and HP did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

  Fair Value Hedges

        HP enters into fair value hedges to reduce the exposure of its debt portfolio to interest rate risk. HP issues long-term debt in U.S. dollars based on market conditions at the time of financing. HP uses interest rate swaps to modify the market risk exposures in connection with the debt to achieve primarily U.S. dollar LIBOR-based floating interest expense. The swap transactions generally involve principal and interest obligations for U.S. dollar-denominated amounts. Alternatively, HP may choose not to swap fixed for floating interest payments or may terminate a previously executed swap if it believes a larger proportion of fixed-rate debt would be beneficial. When investing in fixed-rate instruments, HP may enter into interest rate swaps that convert the fixed interest returns into variable interest returns and would classify these swaps as fair value hedges. For derivative instruments that are designated and qualify as fair value hedges, HP recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item, in Interest and other, net in the Consolidated Condensed Statements of Earnings in the current period.

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the six months ended April 30, 2009, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Derivative Financial Instruments (Continued)

  Other Derivatives

        Other derivatives not designated as hedging instruments under SFAS 133 consist primarily of forward contracts HP uses to hedge foreign currency balance sheet exposures. HP also uses total return swaps, based on the equity and fixed income indices, to hedge its executive deferred compensation plan liability. For derivative instruments not designated as hedging instruments under SFAS 133, HP recognizes changes in the fair values in earnings in the period of change. HP recognizes the gain or loss on foreign currency forward contracts used to hedge balance sheet exposures in Interest and other, net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities. HP recognizes the gain or loss on the interest rate and total return swaps in Interest and other, net in the same period as the gain or loss from the change in market value of the executive deferred compensation plan liability.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of April 30, 2009, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for the three and six months ended April 30, 2009.

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheet

        As discussed in Note 8, HP estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates and records all derivatives on the balance sheet at fair

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Derivative Financial Instruments (Continued)

value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheet as of April 30, 2009 were as follows:

	As of April 30, 2009
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments under SFAS 133
Fair value hedges:
Interest rate contracts	$6,575	$—	$373	$—	$15
Cash flow hedges:
Foreign exchange contracts	12,782	382	63	169	4
Net investment hedges:
Foreign exchange contracts	1,145	47	36	17	6

Total derivatives designated as hedging instruments under SFAS 133	$20,502	$429	$472	$186	$25

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	$18,422	$242	$88	$232	$26
Interest rate contracts(2)	2,203	—	42	—	51
Total return contracts	200	9	—	—	—

Total derivatives not designated as hedging instruments under SFAS 133	$20,825	$251	$130	$232	$77

Total derivatives	$41,327	$680	$602	$418	$102

(1)
Represents the face amounts of contracts that were outstanding as of April 30, 2009.

(2)
Represents offsetting swaps acquired through previous business combination that were not designated as hedging instruments under SFAS 133.

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three and six months ended April 30, 2009 was as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended April 30, 2009	Six months ended April 30, 2009	Hedged Item	Location	Three months ended April 30, 2009	Six months ended April 30, 2009
		In millions				In millions
Interest rate contracts	Interest and other, net	$(67)	$249	Fixed-rate Debt	Interest and other, net	$57	$(252)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Derivative Financial Instruments (Continued)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and six months ended April 30, 2009 was as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative(1) (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended April 30, 2009	Six months ended April 30, 2009	Location	Three months ended April 30, 2009	Six months ended April 30, 2009	Location	Three months ended April 30, 2009	Six months ended April 30, 2009
	In millions			In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$(223)	$(131)	Net revenue	$354	$875	Net revenue	$—	$—
Foreign exchange contracts	(80)	34	Cost of products	76	81	Cost of products	—	—
Foreign exchange contracts	(1)	(9)	Other operating expenses	(3)	(4)	Other operating expenses	—	—
Foreign exchange contracts	(2)	(1)	Interest and other, net	(1)	(2)	Interest and other, net	—	—
Foreign exchange contracts	1	5	Net revenue	4	5	Interest and other, net	1	2

Total cash flow hedges	$(305)	$(102)		$430	$955		$1	$2

Net investment hedges:
Foreign exchange contracts	$(31)	$(31)	Interest and other, net	$—	$—	Interest and other, net	$—	$—

(1)
Amount of gain recognized in income on derivative represents a $1 million gain and a $2 million gain related to the amount excluded from the assessment of hedge effectiveness in the three and six months ended April 30, 2009, respectively.

        HP expects to reclassify net accumulated other comprehensive gain of $118 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Derivative Financial Instruments (Continued)

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended April 30, 2009	Six months ended April 30, 2009
		In millions
Foreign exchange contracts	Interest and other, net	$(229)	$(211)
Total return contracts	Interest and other, net	31	9
Interest rate contracts	Interest and other, net	10	8

Total		$(188)	$(194)

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

	April 30, 2009	October 31, 2008
	In millions
Minimum lease payments receivable	$5,596	$5,338
Allowance for doubtful accounts	(97)	(90)
Unguaranteed residual value	243	254
Unearned income	(524)	(466)

Financing receivables, net	5,218	5,036
Less current portion	(2,352)	(2,314)

Amounts due after one year, net	$2,866	$2,722

        Equipment leased to customers under operating leases was $2.7 billion at April 30, 2009 and $2.3 billion at October 31, 2008 and is included in Property, plant and equipment in the Consolidated Condensed Balance Sheets. Accumulated depreciation on these operating leases was $0.8 billion at April 30, 2009 and $0.5 billion at October 31, 2008.

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

        As a result of the acquisition of EDS, HP acquired certain service contracts supported by client financing or securitization arrangements. Under specific circumstances involving non-performance resulting in service contract termination or failure to comply with terms under the financing arrangement, HP would be required to acquire certain assets. HP considers the possibility of its failure to comply to be remote and the asset amounts involved to be immaterial.

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

        The changes in HP's aggregate product warranty liabilities for the six months ended April 30, 2009 were as follows:

In millions
Product warranty liability at October 31, 2008	$2,614
Accruals for warranties issued	1,293
Adjustments related to pre-existing warranties (including changes in estimates)	(161)
Settlements made (in cash or in kind)	(1,355)

Product warranty liability at April 30, 2009	$2,391

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	April 30, 2009		October 31, 2008
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Commercial paper	$2,703	0.8%	$7,146	2.7%
Current portion of long-term debt	2,648	3.3%	2,674	4.3%
Notes payable to banks, lines of credit and other	351	2.2%	356	5.3%

	$5,702		$10,176

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $291 million and $262 million at April 30, 2009 and October 31, 2008, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	April 30, 2009	October 31, 2008
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par of 99.505% in June 2002 at 6.5%, due July 2012	$499	$499
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.01%, due June 2009	1,000	1,000
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.06%, due June 2010	1,000	1,000
$750 issued at par in March 2008 at three-month USD LIBOR plus 0.40%, due September 2009	750	750
$1,500 issued at discount to par of 99.921% in March 2008 at 4.5%, due March 2013	1,499	1,499
$750 issued at discount to par of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par of 99.561% in December 2008 at 6.125%, due March 2014	1,991	—
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, due February 2011	275	—
$1,000 issued at discount to par of 99.956% in February 2009 at 4.25%, due February 2012	1,000	—
$1,500 issued at discount to par of 99.993% in February 2009 at 4.75%, due June 2014	1,500	—

	12,263	7,497
EDS Senior Notes
$700 issued October 1999 at 7.125%, due October 2009	706	712
$1,100 issued June 2003 at 6.0%, due August 2013	1,145	1,150
$300 issued October 1999 at 7.45%, due October 2029	316	316

	2,167	2,178
Other, including capital lease obligations, at 3.75%-9.14%, due in calendar year 2009-2029 and at 3.75%-8.63%, due in calendar year 2008-2029	813	597
Fair value adjustment related to SFAS No. 133	383	78

	15,626	10,350

Less: current portion	(2,648)	(2,674)

Total long-term debt	$12,978	$7,676

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

        In May 2006, HP filed a shelf registration statement (the "2006 Shelf Registration Statement") with the Securities and Exchange Commission ("SEC") to enable HP to offer and sell, from time to time, in one or more offerings, an unlimited amount of debt securities, common stock, preferred stock, depositary shares and warrants. As of April 30, 2009, HP had $11.8 billion of global notes issued under the 2006 Shelf Registration Statement. On December 5, 2008, HP issued $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes issued in December 2008 are due in March 2014, bear interest at a fixed interest rate of 6.125% per annum and were issued at a discount to par of 99.561%. On February 26, 2009, HP issued an additional $2.8 billion of global notes under the 2006 Shelf Registration Statement. The global notes include $275 million of floating rate notes at three-month USD LIBOR plus 1.75% due February 2011 issued at par, $1.0 billion of notes due February 2012 with a fixed rate of 4.25% per annum issued at a discount to par of 99.956% and $1.5 billion of notes due June 2014 with a fixed rate of 4.75% per annum issued at a discount to par of 99.993%. HP used the net proceeds from the December 2008 and February 2009 offerings for general corporate purposes and the repayment of short-term commercial paper, some of which was issued in connection with its acquisition of EDS.

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

        In October 2008, HP registered for the Commercial Paper Funding Facility ("CPFF") provided by the Federal Reserve Bank of New York. The facility enables HP to issue three-month unsecured commercial paper through a special purpose vehicle of the Federal Reserve at a rate established by the CPFF program, which is currently equal to a spread over the three-month overnight index swap rate. The maximum amount of commercial paper that HP may issue at any time through this program is $10.4 billion less the total principal amount of all other outstanding commercial paper that HP has issued. In February 2009, the Federal Reserve extended the CPFF program through October 30, 2009. As of April 30, 2009, HP had not issued any commercial paper under the CPFF program.

        HP has a $2.9 billion five-year credit facility expiring in May 2012. In February and July 2008, HP entered into additional 364-day credit facilities of $3.0 billion and $8.0 billion, respectively. The February 2008 credit facility expired in February 2009, at which time HP entered into a new $3.5 billion 364-day credit facility. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

borrowing arrangements primarily to support the issuance of U.S. commercial paper. Under the terms of the July 2008 $8.0 billion 364-day credit facility, the amount of credit available declines in an amount equal to the proceeds of any future issuance of long-term debt by HP. In December 2008 and February 2009, HP issued $2.0 billion and $2.8 billion, respectively, in global notes, which resulted in a reduction in the amount of credit available under the July 2008 credit facility to $3.2 billion as of April 30, 2009.

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of April 30, 2009 was approximately $1.2 billion.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of April 30, 2009, the carrying value of the assets approximated the carrying value of the borrowings of $8 million.

        At April 30, 2009, HP had up to approximately $15.0 billion of available borrowing resources, including $13.8 billion under its commercial paper programs, $9.6 billion of which is supported by its credit facilities, and approximately $1.2 billion under other programs. As of that date, HP also was able to issue an unlimited amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2006 Shelf Registration Statement.

  Subsequent Events

        In May 2009, HP filed a shelf registration statement (the "2009 Shelf Registration Statement") with the SEC to enable HP to offer and sell, from time to time, in one or more offerings, an unlimited amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2009 Shelf Registration Statement replaced the 2006 Shelf Registration Statement, which expired in May 2009.

        In May 2009, HP issued $2.0 billion of global notes under the 2009 Shelf Registration Statement. The global notes issued in May 2009 include $1.0 billion of notes due May 2011 with a fixed rate of 2.25% per annum issued at a discount to par of 99.967%, $750 million of floating rate notes due May 2011 at three-month USD LIBOR plus 1.05% issued at par, and $250 million of notes due August 2012 with a fixed rate of 2.95% per annum issued at a discount to par of 99.984%. HP intends to use the net proceeds from these offerings for general corporate purposes and the repayment of short-term commercial paper, some of which was issued in connection with its acquisition of EDS.

        In May 2009, HP terminated the July 2008 credit facility, which reduced the amount available under its credit facilities to $6.4 billion.

Note 13: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 18.6% and 20.7% for the three months ended April 30, 2009 and April 30, 2008, respectively, and 18.3% and 20.6% for the six months ended April 30, 2009 and April 30, 2008, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from HP's operations in lower-tax

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Income Taxes (Continued)

jurisdictions throughout the world. HP has not provided U.S. taxes for such earnings because HP plans to reinvest those earnings indefinitely outside the United States.

        There were no material discrete items affecting the tax rate for the three and six months ended April 30, 2009.

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

        During the second quarter of fiscal 2009, the amounts of gross unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") decreased by $200 million to $2.3 billion as of April 30, 2009, of which up to $805 million would affect HP's effective tax rate if realized.

        HP recognizes interest expense and penalties on unrecognized tax benefits and interest income from favorable settlements and income tax receivables within income tax expense. As of April 30, 2009 HP had accrued a net $154 million income tax payable for interest and penalties. There were no material amounts of net interest income on tax overpayments recorded during the three and six months ended April 30, 2009.

        HP engages in continuous discussion and negotiation with tax authorities regarding tax matters in the various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $350 million within the next twelve months.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Income Taxes (Continued)

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	April 30, 2009	October 31, 2008
	In millions
Current deferred tax assets	$3,928	$3,920
Current deferred tax liabilities	(79)	(97)
Long-term deferred tax assets	1,045	792
Long-term deferred tax liabilities	(3,111)	(3,162)

Total deferred tax assets net of deferred tax liabilities	$1,783	$1,453

Note 14: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and six months ended April 30, 2009, HP executed share repurchases of 23 million shares and 45 million shares, respectively. For the three months ended April 30, 2009, repurchases of 24 million shares were settled for $0.8 billion. For the six months ended April 30, 2009, repurchases of 58 million shares were settled for $2.0 billion, which included 14 million shares repurchased in transactions that were executed in fiscal 2008 but settled in the first half of fiscal 2009. HP had approximately 1 million shares repurchased in the second quarter of fiscal 2009 that will be settled in the third quarter of fiscal 2009. HP paid $2.9 billion in connection with repurchases of 66 million shares during the three months ended April 30, 2008, and paid $6.2 billion in connection with share repurchases of 137 million shares in the first six months of fiscal 2008.

        As of April 30, 2009, HP had remaining authorization of $7.1 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on September 19, 2008.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

  Comprehensive Income

        The changes in the components of other comprehensive income ("OCI"), net of taxes, were as follows:

	Three months ended April 30
	2009	2008
	In millions
Net earnings	$1,716	$2,057
Net change in unrealized losses on available-for-sale securities:
Change in net unrealized gains (losses), net of tax of $4 million in 2009 and with no tax effect in 2008	11	(2)
Net unrealized gains reclassified into earnings, with no tax effect in 2009 and 2008	(1)	—

	10	(2)

Net change in unrealized gains on cash flow hedges:
Change in net unrealized losses, net of tax benefit of $157 million in 2009 and $14 million in 2008	(270)	(24)
Net unrealized gains reclassified into earnings, net of tax of $120 million in 2009 and $3 million in 2008	(208)	(5)

	(478)	(29)

Net change in cumulative translation adjustment, net of tax of $202 million in 2009 and net of tax benefit of $5 million in 2008	137	13
Net change in unrealized components of defined benefit plans, net of tax benefit of $4 million in 2009 and $6 million in 2008	(15)	(13)

Comprehensive income	$1,370	$2,026

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

	Six months ended April 30
	2009	2008
	In millions
Net earnings	$3,570	$4,190
Net change in unrealized losses on available-for-sale securities:
Change in net unrealized gains (losses), with no tax effect in 2009 and 2008	4	(3)
Net unrealized gains reclassified into earnings, with no tax effect in 2009 and 2008	(1)	—

	3	(3)

Net change in unrealized gains on cash flow hedges:
Change in net unrealized (losses) gains, net of tax benefit of $26 million in 2009 and net of tax of $5 million in 2008	(45)	9
Net unrealized (gains) losses reclassified into earnings, net of tax of $370 million in 2009 and net of tax benefit of $27 million in 2008	(639)	47

	(684)	56

Net change in cumulative translation adjustment, net of tax benefit of $9 million in 2009 and with no tax effect in 2008	(245)	11
Net change in unrealized components of defined benefit plans, net of tax of $55 million in 2009 and net of tax benefit of $14 million in 2008	65	(40)

Comprehensive income	$2,709	$4,214

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	April 30, 2009	October 31, 2008
	In millions
Net unrealized losses on available-for-sale securities	$(9)	$(12)
Net unrealized gains on cash flow hedges	118	802
Cumulative translation adjustment	(1,008)	(763)
Unrealized components of defined benefit plans	(27)	(92)

Accumulated other comprehensive loss	$(926)	$(65)

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Retirement and Post-Retirement Benefit Plans

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

        Effective April 1, 2009, HP matching contributions under both the HP 401(k) Plan and the EDS 401(k) Plan were changed to a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees, which will be determined each fiscal quarter based on business results. HP matching contributions will vary from 0% to 100% of the maximum 4% match, based on factors such as quarterly earnings, market share growth, and performance relative to market and economic conditions. The first quarterly match under this new formula will be determined as of July 31, 2009 covering an extended period of April 1, 2009 through July 31, 2009.

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	In millions
Service cost	$7	$8	$75	$65	$4	$7
Interest cost	148	59	146	108	17	19
Expected return on plan assets	(133)	(63)	(158)	(170)	(8)	(10)
Amortization and deferrals:
Actuarial (gain) loss	(21)	(9)	14	—	2	5
Prior service benefit	—	—	(2)	(2)	(20)	(14)

Net periodic benefit cost (gain)	1	(5)	75	1	(5)	7
Settlement gain	(1)	—	—	—	—	—
Curtailment gain	—	—	—	—	(2)	—
Special termination benefits	—	—	2	2	—	—

Net benefit cost (gain)	$—	$(5)	$77	$3	$(7)	$7

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

	Six months ended April 30
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	In millions
Service cost	$13	$16	$152	$127	$7	$14
Interest cost	296	118	299	214	35	39
Expected return on plan assets	(266)	(127)	(323)	(335)	(16)	(20)
Amortization and deferrals:
Actuarial (gain) loss	(34)	(18)	34	—	3	10
Prior service benefit	—	—	(4)	(4)	(39)	(28)

Net periodic benefit cost (gain)	9	(11)	158	2	(10)	15
Settlement gain	(1)	—	—	—	—	—
Curtailment gain	—	—	—	—	(2)	—
Special termination benefits	—	—	3	3	—	—

Net benefit cost (gain)	$8	$(11)	$161	$5	$(12)	$15

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

        As of April 30, 2009, HP has made $319 million of contributions to non-U.S. pension plans, paid $20 million to cover benefit payments to U.S. non-qualified plan participants, and paid $20 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of approximately $115 million to its non-U.S. pension plans and approximately $10 million to its U.S. non-qualified plan participants and expects to pay up to $35 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2009. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of asset markets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next expected measurement date is October 31, 2009.

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

Pending Litigation, Proceedings and Investigations

        Copyright levies. As described below, proceedings are ongoing against HP in certain European Union ("EU") member countries, including litigation in Germany, seeking to impose levies upon equipment (such as multifunction devices ("MFDs"), personal computers ("PCs") and printers) and alleging that these devices enable producing private copies of copyrighted materials. The total levies due, if imposed, would be based upon the number of products sold and the per-product amounts of the levies, which vary. Some EU member countries that do not yet have levies on digital devices are expected to implement similar legislation to enable them to extend existing levy schemes, while some other EU member countries are expected to limit the scope of levy schemes and applicability in the digital hardware environment. HP, other companies and various industry associations are opposing the extension of levies to the digital environment and advocating alternative models of compensation to rights holders.

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. Following unsuccessful arbitration, VG Wort filed a lawsuit against HP in May 2004 in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on certain MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany, and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed, plus interest, on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit), plus interest, on MFDs sold in Germany up to December 2001. HP appealed the Stuttgart Court of Appeals' decision to the Bundesgerichtshof (the German Federal Supreme Court). On January 30, 2008, the German Federal Supreme Court held that the MFDs covered by this lawsuit were photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007, and, therefore, are

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

subject to the levies on photocopiers established by that law. HP has filed a claim with the German Federal Constitutional Court challenging that ruling and the application of conventional photocopier levies for MFDs sold in Germany up to December 2001.

        On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking assurance of full payment of levies on MFD units sold in Germany between 1997 and 2001, as well as for MFDs sold from 2002 onwards. On July 26, 2007, the court issued a decision following the ruling of the Stuttgart Court of Appeals with respect to the initial VG Wort lawsuit as described above. HP appealed the decision. On March 25, 2009, the German Association for Information Technology, Telecommunications and New Media e.V. ("BITKOM") entered into a settlement agreement with VG Wort and Verwertungsgesellschaft Bild-Kunst, another collection agency representing copyright holders ("VG Bild-Kunst"), that provides for the payment of levies on MFDs sold from 2002 through 2007. The levies vary from approximately €13 to €307 per unit depending on the type of device, the date sold and the copy speed and are subject to reduction if VG Wort or VG Bild-Kunst grants more favorable rates in the future to parties within Germany that are not covered by the settlement. No interest will be due on the levy payments provided that they are made by July 31, 2009. Companies that are or become BITKOM members are eligible to accede to the settlement. HP has acceded to the settlement.

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. In addition, VG Wort has filed a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. HP has submitted unsolicited arguments to the latter court, and VG Wort has been directed to provide comments with respect to those arguments.

        In September 2003, VG Wort filed a lawsuit against Fujitsu Siemens Computer GmbH ("FSC") in the Munich Civil Court in Munich, Germany seeking levies on PCs. This is an industry test case in Germany, and HP has agreed not to object to the delay if VG Wort sues HP for such levies on PCs following a final decision against FSC. On December 23, 2004, the Munich Civil Court held that PCs are subject to a levy and that FSC must pay 12 euros plus compound interest for each PC sold in Germany since March 2001. FSC appealed this decision in January 2005 to the Munich Court of Appeals. On December 15, 2005, the Munich Court of Appeals affirmed the Munich Civil Court decision. FSC filed an appeal with the German Federal Supreme Court in February 2006. On October 2, 2008, the German Federal Supreme Court issued a judgment that PCs were not photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007 and, therefore, not subject to the levies on photocopiers established by that law. VG Wort has filed a claim with the German Federal Constitutional Court challenging that ruling.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

        On December 29, 2005, ZPU, a joint association of various German collection societies, instituted non-binding arbitration proceedings against HP before the arbitration board of the Patent and Trademark Office demanding reporting of every PC sold by HP in Germany from January 2002 through December 2005 and seeking a levy of 18.42 euros plus tax for each PC sold during that period. HP filed a notice of defense in connection with these proceedings in February 2006, and an arbitration hearing was held in December 2006. On July 31, 2007, the arbitration board issued a ruling proposing a levy of 15 euros plus tax for each PC sold during that period. HP has rejected the ruling of the arbitration board, and the arbitration proceedings have concluded. ZPU has filed a claim with the Munich Court of Appeals to which HP has responded. A hearing date has been set by the court for February 18, 2010.

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

        Sky Subscribers Services Limited and British Sky Broadcasting Limited v. EDS and EDS Limited (UK) is a lawsuit filed on August 17, 2004 by Sky Subscribers Services Limited and British Sky Broadcasting Limited against Electronic Data Systems Corporation ("EDS"), a company that HP acquired in August 2008, and EDS Limited (UK) ("EDS UK"), one of EDS's subsidiaries, alleging deceit, negligent misrepresentation, negligent misstatement and breach of contract. The claims arose out of a customer relationship management project that was awarded to EDS in 2000, the principal objective of which was to develop a customer call center in Scotland. EDS's main role in the project was as systems integrator. On November 12, 2004, EDS and EDS UK filed their defense and counterclaim denying the claims and seeking damages for monies owed under the contract. The trial of this action commenced on October 15, 2007, and final arguments concluded on July 30, 2008. At trial, the plaintiffs claimed damages in excess of £700 million, and EDS and EDS UK counterclaimed for damages of approximately £5 million. HP is awaiting a decision from the court.

        Skold, et al. v. Intel Corporation and Hewlett-Packard Company is a lawsuit in which HP was joined on June 14, 2004 that is pending in state court in Santa Clara County, California. The lawsuit alleges that HP (along with Intel) misled the public by suppressing and concealing the alleged material fact that systems that use the Intel Pentium 4 processor are less powerful and slower than systems using the Intel Pentium III processor and processors made by a competitor of Intel. The plaintiffs seek unspecified damages, restitution, attorneys' fees and costs, and certification of a nationwide class. On February 27, 2009, the court denied without prejudice plaintiffs' motion for nationwide class certification for a third time. The plaintiffs have appealed the court's decision.

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

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

warnings and that the smart chip limits the ability of consumers to use the cartridge to its full capacity or to choose competitive products.

  •
  A consolidated lawsuit captioned In re HP Inkjet Printer Litigation is pending in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. On January 4, 2008, the court heard plaintiffs' motions for class certification and to add a class representative and HP's motion for summary judgment. On July 25, 2008, the court denied all three motions. On March 30, 2009, the plaintiffs filed a renewed motion for class certification.

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

        Baggett v. HP is a consumer class action filed against HP on June 6, 2007 in the United States District Court for the Central District of California alleging that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, thus preventing customers from using the toner that is allegedly left in the cartridge. The plaintiffs also allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs. A hearing on the plaintiffs' motion for class certification is scheduled for June 8, 2009.

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

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. The complaint sought declaratory and injunctive relief and unspecified damages. The patent at issue in this litigation, United States Patent No. 4,807,115, expired on February 21, 2006. Therefore, the plaintiffs are no longer entitled to seek injunctive relief against HP. This matter was tried between May 19 and May 30, 2008, and, on May 30, 2008, a jury returned a verdict in favor of the plaintiffs in the amount of $184 million. On March 30, 2009, the trial court issued four post-trial decisions. The court denied several of HP's

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

post-trial motions, but granted HP's motion to reduce the damages award. The court reduced the award to approximately $53 million and subsequently entered judgment in favor of the plaintiffs in that amount. On April 10, 2009, HP filed a notice that it will appeal the judgment to the United States Court of Appeals for the Federal Circuit. On April 15, 2009, the plaintiffs filed a motion in the trial court to recover $14 million in attorneys' fees and costs and a motion to recover $36 million in pre-judgment interest. On May 15, 2009, the court denied the motion for attorneys' fees, awarded approximately $17 million in interest and approximately $1 million in costs, and entered an amended judgment reflecting those awards.

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

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

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

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

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

Concluded Litigation

        Schorsch v. HP was a consumer class action filed against HP on October 28, 2003 in Illinois state court alleging that HP had included an electrically erasable programmable read only memory (EEPROM) chip in certain of its LaserJet printers that prematurely advises the user that the drum kit needs replacing in violation of Illinois state law. The plaintiffs subsequently filed an amended complaint seeking to expand the class from purchasers of drum kits to purchasers of all HP printer consumables that contain EEPROM chips. The plaintiffs sought certification of an Illinois-only class and unspecified damages, attorneys' fees and costs. The action was dismissed by the court with prejudice on December 20, 2008.

        CSIRO Patent Litigation. Microsoft Corporation, Hewlett-Packard Company, et al. v. Commonwealth Scientific and Industrial Research Organisation of Australia is an action filed by HP and two other plaintiffs on May 9, 2005, in the District Court for the Northern District of California seeking a declaratory judgment against Commonwealth Scientific and Industrial Research Organisation of Australia ("CSIRO") that HP's products employing the IEEE 802.11a and 802.11g wireless protocol standards do not infringe CSIRO's United States Patent No. 5,487,069 relating to wireless transmission of data at frequencies in excess of 10GHz. On September 22, 2005, CSIRO filed an answer and counterclaims alleging that all HP products which employ those wireless protocol standards infringe the CSIRO patent and seeking damages, including enhanced damages and attorneys' fees and costs, and an injunction against sales of infringing products. On December 12, 2006, CSIRO successfully moved to have the case transferred to the District Court of the Eastern District of Texas. In March 2009, the parties agreed to settle the matter and dismiss the pending lawsuit. Under the terms of the settlement agreement, HP agreed to pay CSIRO an amount of money that is immaterial to HP in exchange for protection from claims of infringement of the patent at issue, including all United States and worldwide continuations and counterparts of that patent, in the form of a combination of licenses and covenants not to sue. The parties filed a stipulation dismissing the case on March 26, 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

Environmental

        HP is subject to various federal, state, local and foreign laws and regulations concerning environmental protection, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of its products and the recycling, treatment and disposal of its products including batteries. In particular, HP faces increasing complexity in its product design and procurement operations as it adjusts to new and future requirements relating to the chemical and materials composition of its products, their safe use, the energy consumption associated with those products and product take-back legislation. HP could incur substantial costs, its products could be restricted from entering certain jurisdictions, and it could face other sanctions if it were to violate or become liable under environmental laws or if its products become non-compliant with environmental laws. HP's potential exposure includes fines and civil or criminal sanctions, third-party property damage or personal injury claims and clean up costs. The amount and timing of costs under environmental laws are difficult to predict.

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

Note 17: Segment Information

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

(Unaudited)

Note 17: Segment Information (Continued)

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

        HP has reclassified segment operating results for fiscal 2008 to conform to certain fiscal 2009 organizational realignments. None of the changes impacts HP's previously reported consolidated net revenue, earnings from operations, net earnings or net earnings per share. Future changes to this organizational structure may result in changes to the business segments disclosed. A description of the types of products and services provided by each business segment follows.

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

(Unaudited)

Note 17: Segment Information (Continued)

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

  •
  HP Software provides enterprise IT management software solutions, including professional services and support, that allow customers to manage and automate their IT infrastructure, operations, applications, IT services and business processes under the HP Business Technology Optimization ("BTO") brand. The portfolio of BTO solutions also includes tools to automate data center operations and IT processes. These solutions are reported as BTO Software. HP Software also provides a comprehensive suite of solutions that enables communication service providers to deploy revenue generating infrastructure and applications, customer intelligence and billing systems, and operational support systems. In addition, for media companies and distributors, HP Software provides solutions that address content management and streamlining of digital media workflows. HP Software further provides information management and business intelligence solutions, which include enterprise data warehousing, business continuity, data availability, records management, compliance and e-discovery products and services that enable our customers to extract more value from their structured and unstructured data and information. These solutions are reported as Other Software.

(1)
Windows® is a registered trademark of Microsoft Corporation.

(2)
Itanium® is a registered trademark of Intel Corporation.

(3)
UNIX® is a registered trademark of The Open Group.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

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

  •
  Imaging and Printing Group provides consumer and commercial printer hardware, printing supplies, printing media and scanning devices. IPG is also focused on imaging solutions in the commercial markets, from managed print services solutions to addressing new growth opportunities in commercial printing and capturing high-value pages in areas such as industrial applications, outdoor signage, and the graphic arts business. Inkjet and Web Solutions delivers HP's consumer and SMB inkjet solutions (hardware, ink, media) and develops HP's retail and web businesses. It includes single function and all-in-one inkjet printers targeted toward consumers and SMBs as well as retail publishing solutions, Snapfish, and Logoworks. LaserJet and Enterprise Solutions delivers products and services to the enterprise segment. It includes LaserJet printers and supplies, multi-function printers, scanners, enterprise software solutions such as Exstream Software and Web Jetadmin, managed print services products and solutions, and Halo telepresence. Graphics solutions include large format printing (Designjet, Scitex, ColorSpan and NUR), large format supplies, WebPress supplies, Indigo printing, specialty printing systems, inkjet high-speed production solutions and light production solutions. Printer supplies include LaserJet toner and inkjet printer cartridges and other printing-related media.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

  •
  Corporate Investments includes HP Labs and certain business incubation projects. Revenue in this segment is attributable to the sale of certain network infrastructure products, including Ethernet switch products that enhance computing and enterprise solutions sold under the brand "ProCurve Networking."

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

        HP does not allocate to its business segments restructuring charges and any associated adjustments related to restructuring actions.

        Selected operating results information for each business segment was as follows:

	Three months ended April 30
	Net Revenue		Earnings (Loss) from Operations
	2009	2008(1)	2009	2008(1)
	In millions
Services(2)	$8,488	$4,262	$1,172	$507
Enterprise Storage and Servers	3,456	4,780	250	655
HP Software	880	1,039	157	104

Technology Solutions Group	12,824	10,081	1,579	1,266

Personal Systems Group	8,191	10,071	374	544
Imaging and Printing Group	5,916	7,644	1,074	1,220
HP Financial Services	641	685	46	47
Corporate Investments	188	230	(19)	6

Segment total	$27,760	$28,711	$3,054	$3,083

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

	Six months ended April 30
	Net Revenue		Earnings (Loss) from Operations
	2009	2008(1)	2009	2008(1)
	In millions
Services(2)	$17,234	$8,314	$2,295	$1,006
Enterprise Storage and Servers	7,404	9,600	655	1,328
HP Software	1,758	1,986	297	153

Technology Solutions Group	26,396	19,900	3,247	2,487

Personal Systems Group	16,978	20,862	809	1,172
Imaging and Printing Group	11,897	15,001	2,179	2,362
HP Financial Services	1,277	1,327	87	90
Corporate Investments	384	448	(38)	14

Segment total	$56,932	$57,538	$6,284	$6,125

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended April 30		Six months ended April 30
	2009	2008	2009	2008
	In millions
Net revenue:
Segment total	$27,760	$28,711	$56,932	$57,538
Elimination of inter-segment net revenue and other	(409)	(449)	(781)	(809)

Total HP consolidated net revenue	$27,351	$28,262	$56,151	$56,729

Earnings before taxes:
Total segment earnings from operations	$3,054	$3,083	$6,284	$6,125
Corporate and unallocated costs and eliminations	(62)	(134)	(38)	(223)
Unallocated costs related to stock-based compensation expense	(156)	(131)	(304)	(255)
Amortization of purchased intangible assets	(380)	(211)	(792)	(417)
In-process research and development charges	—	(13)	(6)	(13)
Restructuring charges	(94)	(4)	(240)	(14)
Acquisition-related charges	(75)	—	(123)	—
Interest and other, net	(180)	3	(412)	75

Total HP consolidated earnings before taxes	$2,107	$2,593	$4,369	$5,278

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. The total assets of PSG decreased 15% to $13.9 billion as of April 30, 2009 from $16.4 billion as of October 31, 2008 due primarily to a decline in accounts and other receivables resulting from the current economic slowdown. The total assets of IPG decreased 14% to $12.2 billion as of April 30, 2009 from $14.2 billion as of October 31, 2008 due primarily to declines in inventory. There have been no material changes in the total assets of HP's other segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended April 30		Six months ended April 30
	2009	2008(1)	2009	2008(1)
	In millions
Net revenue:
Infrastructure technology outsourcing	$3,836	$1,312	$7,796	$2,564
Technology services	2,441	2,568	4,892	5,026
Application services	1,502	342	3,094	648
Business process outsourcing	709	40	1,452	76

Services(2)	8,488	4,262	17,234	8,314

Industry standard servers	1,988	2,818	4,310	5,806
Storage	818	1,043	1,731	2,020
Business critical systems	650	919	1,363	1,774

Enterprise Storage and Servers	3,456	4,780	7,404	9,600

Business technology optimization	568	670	1,162	1,288
Other software	312	369	596	698

HP Software	880	1,039	1,758	1,986

Technology Solutions Group	12,824	10,081	26,396	19,900

Notebooks	4,697	5,373	9,604	11,037
Desktops	2,967	3,925	6,270	8,331
Workstations	287	490	620	952
Handhelds	47	102	104	191
Other	193	181	380	351

Personal Systems Group	8,191	10,071	16,978	20,862

Supplies	4,103	4,768	8,153	9,137
Commercial hardware	1,193	1,975	2,432	3,858
Consumer hardware	620	901	1,312	2,006

Imaging and Printing Group	5,916	7,644	11,897	15,001

HP Financial Services	641	685	1,277	1,327
Corporate Investments	188	230	384	448

Total segments	27,760	28,711	56,932	57,538

Eliminations of inter-segment net revenue and other	(409)	(449)	(781)	(809)

Total HP consolidated net revenue	$27,351	$28,262	$56,151	$56,729

(1)
Certain fiscal 2009 organizational reclassifications have been reflected retroactively to provide improved visibility and comparability. For each of the quarters in fiscal year 2008, the reclassifications resulted in the transfer of revenue among the Services, HP Software and Imaging and Printing Group financial reporting segments. In addition, revenue was transferred among the business units within the Services, HP Software, Imaging and Printing Group, and Personal Systems Group segments. There was no impact on the previously reported financial results for the Enterprise Storage and Servers, HP Financial Services and Corporate Investments segments.

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

OVERVIEW

        We are a leading global provider of products, technologies, software, solutions and services to individual consumers, small- and medium-sized businesses, and large enterprises, including customers in the public and education sectors. Our offerings span:

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

        In September 2008, we announced a restructuring plan to gain efficiencies following the EDS acquisition. The restructuring plan is expected to be implemented over four years from the acquisition date and includes a targeted reduction in headcount of approximately 25,000 employees over that period, with the majority of the reductions occurring by the end of fiscal 2009. Our plan includes replacing roughly half of these positions in order to optimize our global footprint. As part of this plan, we recorded $1.8 billion in restructuring costs in the fourth quarter of fiscal 2008, $1.5 billion of which was booked to goodwill and $0.3 billion of which was recorded as a restructuring charge. In addition, we expect incremental real estate and acquisition related charges of approximately $1 billion associated with the acquisition of EDS. Of this amount, we recorded $0.2 billion of restructuring charges to goodwill in the second quarter of fiscal 2009. The remainder of the charges will be recorded over the next two and a half years.

        In February 2009, we announced additional changes to our compensation and benefit programs in response to the current challenges of the global economy and the resulting effect on our revenues. As part of these changes, we reduced the base pay of most of our U.S. employees effective in the second quarter of fiscal 2009 and will reduce the base pay of many of our non-U.S. employees in future periods in compliance with local laws. Beginning in the second quarter of fiscal 2009, we also capped matching contributions under the HP 401(k) Plan for all U.S. employees at 4% of eligible compensation and will fund these matching contributions quarterly on a discretionary basis based on our financial performance. In addition, we modified our employee stock purchase plan to eliminate the 15% discount applicable to purchases made under the plan effective in the third quarter of fiscal 2009.

        In May 2009, we announced an additional restructuring plan to eliminate approximately 2% of our workforce to structurally change and improve the effectiveness of our product businesses. The restructuring plan will be implemented during the 12-month period ending in May 2010 and, taking into account the adoption of this plan and the impact of the real estate and acquisition-related actions noted above, we expect to record a charge of approximately $0.12 to $0.14 per share in the third quarter of fiscal 2009.

        We are continuing to evaluate our businesses and current market conditions and may consider additional restructuring actions in future periods.

        In terms of how our execution has translated into financial performance, the following provides an overview of our key financial metrics in the second quarter and first half of fiscal 2009:

		TSG
	HP Consolidated	Services	ESS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Three Months Ended April 30
Net revenue	$27,351	$8,488	$3,456	$880	$12,824	$8,191	$5,916	$641
Year-over-year net revenue % increase (decrease)	(3.2)%	99.2%	(27.7)%	(15.3)%	27.2%	(18.7)%	(22.6)%	(6.4)%
Earnings from operations	$2,287	$1,172	$250	$157	$1,579	$374	$1,074	$46
Earnings from operations as a % of net revenue	8.4%	13.8%	7.2%	17.8%	12.3%	4.6%	18.2%	7.2%
Net earnings	$1,716
Net earnings per share
Basic	$0.72
Diluted	$0.70
Six Months Ended April 30
Net revenue	$56,151	$17,234	$7,404	$1,758	$26,396	$16,978	$11,897	$1,277
Year-over-year net revenue % increase (decrease)	(1.0)%	107.3%	(22.9)%	(11.5)%	32.6%	(18.6)%	(20.7)%	(3.8)%
Earnings from operations	$4,781	$2,295	$655	$297	$3,247	$809	$2,179	$87
Earnings from operations as a % of net revenue	8.5%	13.3%	8.8%	16.9%	12.3%	4.8%	18.3%	6.8%
Net earnings	$3,570
Net earnings per share
Basic	$1.49
Diluted	$1.46

        Cash and cash equivalents at April 30, 2009 totaled $12.9 billion, an increase of $2.7 billion from October 31, 2008. The increase for the first six months of fiscal 2009 was due primarily to $6.1 billion cash provided from operations, which was partially offset by $2.0 billion of cash used to repurchase common stock and $1.4 billion net investment in property, plant and equipment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended April 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. However, we have expanded our critical accounting policy disclosures beginning the first quarter of fiscal 2009 to include the following summary of our existing policy relating to loss contingencies. This summary previously has appeared, and continues to appear, as part of our disclosures regarding litigation and contingencies in Note 16 to the Consolidated Condensed Financial Statements in Item 1.

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

ACCOUNTING PRONOUNCEMENTS

        As previously reported in our 2008 Annual Report on Form 10-K, we recognized the funded status of our benefit plans at October 31, 2007 in accordance with the recognition provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. We will adopt the measurement provisions of SFAS 158 effective October 31, 2009 for our pension and post retirement plans. We do not expect the adoption of the measurement provisions of SFAS 158 will have a material effect on our consolidated results of operations and financial condition.

        In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements" ("SFAS 157") to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of adoption of FSP SFAS 157-2, we will adopt SFAS 157 for all nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. Although we will continue to evaluate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, we do not expect the adoption of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of SFAS 141(R) on our consolidated results of operations and financial condition, which will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement. Among other potential impacts, we currently believes that the adoption of SFAS 141(R) will result in the recognition of certain types of expenses in our results of operations that are currently capitalized pursuant to existing accounting standards.

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

        In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities. We have granted and expect to continue to grant restricted stock that contain non-forfeitable rights to dividends and will be considered participating securities upon adoption of FSP EITF 03-6-1. As participating securities, we will be required to include these instruments in the calculation of our basic earnings per share ("EPS"), and we will need to calculate basic EPS using the

"two-class method." Restricted stock is currently included in our dilutive EPS calculation using the treasury stock method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We do not expect the adoption of FSP EITF 03-6-1 will have a material effect on our calculation of Basic EPS.

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized initially at fair value in accordance with SFAS 141(R) and SFAS 157 and be amortized over the benefit period. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of EITF 08-7 on our consolidated results of operations and financial condition.

        In December 2008, the FASB issued FSP SFAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" ("FSP SFAS 132(R)-1"). FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be adopted by us in the first quarter of fiscal 2010. We will present the required disclosures in the prescribed format on a prospective basis upon adoption. We do not expect the adoption of FSP SFAS 132(R)-1 will have a material effect on our consolidated results of operations and financial condition.

        In April 2009, the FASB issued FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP SFAS 157-4"). FSP SFAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 on a prospective basis and will be adopted by us in the third quarter of fiscal 2009. We do not expect the adoption of FSP SFAS 157-4 will have a material effect on our consolidated results of operations and financial condition.

        In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP SFAS 115-2 and SFAS 124-2"). FSP SFAS 115-2 and SFAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 and will be adopted by us in the third quarter of fiscal 2009. We do not expect the adoption of FSP SFAS 115-2 and SFAS 124-2 will have a material effect on our consolidated results of operations and financial condition.

        In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP SFAS 107-1 and APB 28-1"). This FSP amends FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and will be adopted by us in the third quarter of fiscal 2009. We do not expect the adoption of FSP SFAS 107-1 and APB 28-1 will have a material effect on our consolidated results of operations and financial condition.

        In April 2009, the FASB issued FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP SFAS 141(R)-1"). FSP SFAS 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are evaluating the impact the adoption of FSP SFAS 141(R)-1 will have on our consolidated results of operations and financial condition, which will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and will be adopted by us in the third quarter of fiscal 2009. We do not expect the adoption of SFAS 165 will have a material effect on our consolidated results of operations and financial condition.

  Recently Adopted Accounting Pronouncements

        During the first six months of fiscal 2009, we adopted the following accounting standards, none of which had a material effect on our consolidated results of operations during the period or financial condition at the end of the period:

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

  •
  FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3");

  •
  SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159");

  •
  EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities"; and

  •
  SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161").

        See Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for the effect of applying SFAS 157, FSP SFAS 157-1, FSP SFAS 157-2, FSP SFAS 157-3 and SFAS 159.

        See Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for the effect of applying SFAS 161.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended April 30					Six months ended April 30
	2009		2008			2009		2008
	Dollars	% of Revenue	Dollars		% of Revenue	Dollars	% of Revenue	Dollars		% of Revenue
	In millions
Net revenue	$27,351	100.0%	$28,262		100.0%	$56,151	100.0%	$56,729		100.0%
Cost of sales(1)	20,919	76.5%	21,205	(2)	75.0%	42,988	76.6%	42,649	(2)	75.2%

Gross profit	6,432	23.5%	7,057		25.0%	13,163	23.4%	14,080		24.8%
Research and development	716	2.6%	908		3.2%	1,448	2.6%	1,806		3.2%
Selling, general and administrative	2,880	10.5%	3,331	(2)	11.8%	5,773	10.3%	6,627	(2)	11.7%
Amortization of purchased intangible assets	380	1.4%	211		0.8%	792	1.4%	417		0.7%
In-process research and development charges	—	—	13		—	6	—	13		—
Restructuring	94	0.3%	4		—	240	0.4%	14		—
Acquisition-related charges	75	0.3%	—		—	123	0.2%	—		—

Earnings from operations	2,287	8.4%	2,590		9.2%	4,781	8.5%	5,203		9.2%
Interest and other, net	(180)	(0.7)%	3		—	(412)	(0.7)%	75		0.1%

Earnings before taxes	2,107	7.7%	2,593		9.2%	4,369	7.8%	5,278		9.3%
Provision for taxes	391	1.4%	536		1.9%	799	1.4%	1,088		1.9%

Net earnings	$1,716	6.3%	$2,057		7.3%	$3,570	6.4%	$4,190		7.4%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain pursuit-related costs previously reported as Cost of sales have been realigned retroactively to Selling, general and administrative expenses due to organizational realignments.

Net Revenue

        The components of the weighted net revenue decline as compared to the prior-year periods were as follows:

	Three months ended April 30, 2009	Six months ended April 30, 2009
	Percentage Points
Personal Systems Group	(6.6)	(6.8)
Imaging and Printing Group	(6.1)	(5.5)
Enterprise Storage and Servers	(4.7)	(3.9)
HP Software	(0.6)	(0.4)
HP Financial Services	(0.2)	(0.1)
Services	15.0	15.7
Corporate Investments/Other	—	—

Total HP	(3.2)	(1.0)

        For the three and six months ended April 30, 2009, the global slowdown of IT and consumer spending continued to impact our segments. Net revenue decreased 3.2% for the three months ended April 30, 2009 from the prior-year comparable period (increased 2.8% on a constant currency basis), and decreased 1.0% for the first six months of fiscal 2009 from the prior-year comparable period (increased 3.5% on a constant currency basis). For both periods, the Services segment contributed favorably to the total HP net revenue change primarily as a result of the EDS acquisition. U.S. net revenue increased 17% to $9.9 billion for the second quarter of fiscal 2009, while net revenue from outside of the United States decreased 12% to $17.5 billion. U.S. net revenue increased 16% to $19.9 billion for the first half of fiscal 2009, while net revenue from outside of the United States decreased 8% to $36.2 billion. The increase in U.S. net revenue for both periods was primarily a result of the acquisition of EDS.

        The PSG net revenue decline in the three and six months ended April 30, 2009 was primarily the result of the overall slowdown in the global economy. PSG unit volumes were approximately flat for the second quarter of fiscal 2009 and declined by 2% for the first half of fiscal 2009, and average selling prices ("ASPs") declined in both consumer clients and in commercial clients in those periods.

        For the three and six months ended April 30, 2009, IPG experienced net revenue declines in the commercial and consumer hardware business units and the supplies business unit. Unit volume declines across each of the business units were a result of the softness in both the business and consumer demand environments.

        The net revenue decline in ESS for the three and six months ended April 30, 2009 was driven by declines in industry standard servers, business critical systems and storage. The revenue declines were due primarily to the economic slowdown and the overall weak demand environment. For the second quarter and first half of fiscal 2009, industry standard servers experienced both unit volume and average unit price declines and was the largest business unit contributor to the decline in ESS revenue.

        For the three and six months ended April 30, 2009, HP Software experienced net revenue declines in both the Business Technology Optimization ("BTO") and the other software business unit due primarily to revenue declines in licenses and services, the effect of which was partially offset by increases in support revenue.

        The HPFS net revenue decrease for the three and six months ended April 30, 2009 was due to unfavorable currency movements.

        The net revenue increase in Services in the three and six months ended April 30, 2009 was due primarily to revenue increases in infrastructure technology outsourcing, application services and business process outsourcing primarily as a result of our acquisition of EDS in the fourth quarter of fiscal 2008. Net revenue in technology services declined for both periods due primarily to unfavorable currency impacts, the effect of which was partially offset by growth in extended warranty.

        Net revenue in Corporate Investments and Other declined in the second quarter and first six months of fiscal 2009 primarily as a result of a decline in sales of network infrastructure products as a result of the slowing IT spend environment.

Gross Margin

        The weighted components of the gross margin decline as compared to the prior-year periods were as follows:

	Three months ended April 30, 2009	Six months ended April 30, 2009
	Percentage Points
Enterprise Storage and Servers	(1.3)	(1.1)
Services	(0.4)	(0.7)
Corporate Investments/Other	(0.1)	—
HP Software	(0.1)	—
Personal Systems Group	0.4	0.4
Imaging and Printing Group	—	—
HP Financial Services	—	—

Total HP	(1.5)	(1.4)

        Total company gross margin decreased for both the second quarter and first six months of fiscal 2009 as compared to the same periods in the prior year.

        The decrease in ESS gross margin for the three and six months ended April 30, 2009 was due primarily to unfavorable currency impacts in all of the business units, product mix shifts and competitive pricing.

        Services gross margin increased slightly for the three months ended April 30, 2009 due to improved cost management, the effect of which was partially offset by the mix effect from the acquisition of the EDS business, which has lower gross margins. Services gross margin decreased slightly for the six months ended April 30, 2009 due to the mix effect from the acquisition of EDS, the effect of which was partially offset by second quarter cost improvements.

        Gross margin in Corporate Investments and Other declined in the three and six months ended April 30, 2009 as a result of a unit volume decline in the sale of network infrastructure products.

        The improvements in HP Software gross margin for the three and six months ended April 30, 2009 resulted primarily from a favorable revenue mix with more higher-margin support revenue and less lower-margin services revenue, the effect of which was partially offset by lower license mix.

        PSG gross margin declined in the second quarter and first half of fiscal 2009. The gross margin decline in PSG for both periods was the result primarily of ASPs declining at a faster pace than component costs and a mix shift towards lower-end products, the effect of which was partially offset by lower warranty and supply chain costs.

        The increases in IPG gross margin for the three and six months ended April 30, 2009 resulted primarily from an increase in the supplies mix and supplies price increases, the effect of which was partially offset by hardware margin declines.

        The HPFS gross margin decline for the three and six months ended April 30, 2009 was due primarily to unfavorable currency movements and lower remarketing and buyout margins. The HPFS gross margin decline for the six months ended April 30, 2009 was also due to higher bad debt expenses.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense decreased in the second quarter and first half of fiscal 2009 as compared to the prior-year periods due primarily to favorable currency impacts related to the movement of the dollar against the euro as well as effective cost controls. The decrease in R&D expense in the first half of fiscal 2009 was also due to lower compensation expense. For the three and six months ended April 30, 2009, R&D expense as a percentage of net revenue decreased for IPG and increased for HP Software and Corporate Investments. For all the other remaining segments, R&D expense as a percentage of net revenue remained approximately flat for both periods.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense decreased in the three and six months ended April 30, 2009 from the corresponding prior-year periods, due primarily to favorable currency impacts related to the movement of the dollar against the euro as well as effective cost management, the effect of which was partially offset by additional expenses related to the EDS acquisition and higher bad debt expense. As a percentage of net revenue, except for ESS and Corporate Investments, each of our other segments experienced a year-over-year decrease in SG&A expense for the three months ended April 30, 2009. For the six months ended April 30, 2009, SG&A expense as a percentage of net revenue remained approximately flat for ESS, increased for Corporate Investments, and decreased for each of our other segments.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three and six months ended April 30, 2009 as compared to the same periods in the prior year was due primarily to amortization expenses related to the EDS acquisition, as well as other acquisitions made subsequent to the second quarter of fiscal 2008.

  In-Process Research and Development Charges

        For the three months ended April 30, 2009, we had no in-process research and development ("IPR&D") charges. For the six months ended April 30, 2009 we recorded $6 million of IPR&D charges. For both the three and six months ended April 30, 2008, we recorded $13 million of IPR&D charges. IPR&D charges are incurred in connection with our acquisitions.

  Restructuring

        For the three months ended April 30, 2009, we recorded $94 million in restructuring charges associated primarily with severance and facility costs related to the fiscal 2008 restructuring plan. Restructuring charges for the six months ended April 30, 2009 were $240 million, which included $243 million for severance and facility costs related to the fiscal 2008 restructuring plan and a reduction of $3 million related to adjustments to other restructuring plans.

        Restructuring charges for the three and six months ended April 30, 2008 were $4 million and $14 million, respectively. These charges were due primarily to adjustments for severance and facility costs associated with restructuring programs implemented in fiscal years 2005, 2003, 2002 and 2001, as well as in relation to our acquisition of Mercury Interactive Corporation in November 2006.

  Workforce Rebalancing

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first six months of fiscal 2009. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        In the three and six months ended April 30, 2009, we recorded acquisition-related charges of $75 million and $123 million, respectively. These charges were related primarily to retention bonuses, consulting and integration costs associated with the EDS acquisition.

Interest and Other, Net

        For the three and six months ended April 30, 2009, interest and other, net decreased by $183 million and $487 million, respectively, as compared to the corresponding periods in fiscal 2008. The decreases in both periods were driven primarily by higher interest expenses due to higher average debt balances, which were principally related to the EDS acquisition, and lower interest income as a result of lower interest rates. Additionally, the prior-year periods benefited from higher gains from the sale of real estate. For the six months ended April 30, 2009, the decrease in interest and other, net was also due to higher currency losses on balance sheet remeasurement items.

Provision for Taxes

        Our effective tax rate was 18.6% and 20.7% for the three months ended April 30, 2009 and April 30, 2008, respectively, and 18.3% and 20.6% for the six months ended April 30, 2009 and April 30, 2008, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for such earnings because we plan to reinvest those earnings indefinitely outside the United States.

        There were no material discrete items affecting the tax rate for the three and six months ended April 30, 2009.

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

Segment Information

        A description of the products and services for each segment can be found in Note 17 to the Consolidated Condensed Financial Statements. Future changes to this organizational structure may result in changes to the business segments disclosed.

Technology Solutions Group

        Services, ESS and HP Software are structured beneath TSG. The results of the business segments of TSG are described in more detail below.

Services

        As a result of the acquisition of EDS, in the first quarter of fiscal 2009, we renamed our services segment and reorganized the business units within that segment to better align them to our enhanced services portfolio. The business reorganization resulted in three new business units: application services, infrastructure technology outsourcing and business process outsourcing. As part of this reorganization, the businesses included in the former consulting and integration business unit were divided among the application services and technology services business units and the HP Software segment. In addition, the businesses included in the former outsourcing services business unit were divided among the infrastructure technology outsourcing and business process outsourcing business units. Further, the managed print services offering under technology services was moved to IPG.

        The combined segment results below refer to the results of our services business for the three and six months ended April 30, 2008 combined with the EDS results for the three and six months ended March 31, 2008. The combined segment results are presented for informational purposes only and are not indicative of the results of operations that would have been achieved had the businesses been operated together during that period.

	Three months ended April 30
	2009	Historical Results 2008(1)	% Increase	Combined Segment Results 2008(2)	% (Decrease) Increase
	In millions	In millions		In millions
Net revenue	$8,488	$4,262	99.2%	$9,627	(11.8)%
Earnings from operations	$1,172	$507	131.2%	$604	94.0%
Earnings from operations as a % of net revenue	13.8%	11.9%		6.3%

(1)
Reflects certain reclassifications made to historical results to conform to the current year presentation as noted in Note 1 to the Consolidated Condensed Financial Statements in Item 1.

(2)
Refers to the results of HP Services for the three months ended April 30, 2008 combined with the EDS results for the three months ended March 31, 2008. In order to conform the presentation to our segment earnings from operations, we excluded certain EDS expenses that we do not allocate to our segments.

	Six months ended April 30
	2009	Historical Results 2008(1)	% Increase	Combined Segment Results 2008(2)	% (Decrease) Increase
	In millions	In millions		In millions
Net revenue	$17,234	$8,314	107.3%	$19,511	(11.7)%
Earnings from operations	$2,295	$1,006	128.1%	$1,531	49.9%
Earnings from operations as a % of net revenue	13.3%	12.1%		7.8%

(1)
Reflects certain reclassifications made to historical results to conform to the current year presentation as noted in Note 1 to the Consolidated Condensed Financial Statements in Item 1.

(2)
Refers to the results of HP Services for the six months ended April 30, 2008 combined with the EDS results for the six months ended March 31, 2008. In order to conform the presentation to our segment earnings from operations, we excluded certain EDS expenses that we do not allocate to our segments.

Historical Results

        Services net revenue increased 99.2% (108.7% when adjusted for currency) and increased 107.3% (114.9% when adjusted for currency) for the three and six months ended April 30, 2009, respectively, as compared to the same periods in fiscal 2008 due primarily to the EDS acquisition. Services net revenue for the six months ended April 30, 2009 includes revenue from infrastructure technology outsourcing, technology services, application services and business process outsourcing, which accounted for approximately 45%, 28%, 18% and 9% of revenues, respectively.

        The components of the weighted net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended April 30, 2009	Six months ended April 30, 2009
	Percentage Points
Infrastructure technology outsourcing	59.2	62.9
Application services	27.2	29.4
Business process outsourcing	15.7	16.6
Technology services	(2.9)	(1.6)

Total Services	99.2	107.3

        Net revenue in infrastructure technology outsourcing, application services and business process outsourcing for both periods increased due primarily to the EDS acquisition. Further, net revenue in infrastructure technology outsourcing for both periods increased due to new contract signings, the effect of which was partially offset by unfavorable currency impacts. Net revenue in application services and business process outsourcing for both periods was partially offset by unfavorable currency impacts and slowing demand in the current economic environment. Net revenue in technology services for both periods declined due primarily to unfavorable currency impacts, the effect of which was partially offset by growth in extended warranty.

        Services earnings from operations as a percentage of net revenue increased by 1.9 percentage points and 1.2 percentage points for the three and six months ended April 30, 2009, respectively. The operating margin for both periods increased due primarily to a decrease in operating expenses as a percentage of revenue. There was also a slight increase in gross margin for the three months ended April 30, 2009. The increase in operating margin for the six months ended April 30, 2009 was partially offset by a slight decrease in gross margin that period. The operating expense for both periods declined as a result of continued focus on cost structure improvements from overall cost controls. The increase in gross margin for the three months ended April 30, 2009 was due to improved cost management, the effect of which was partially offset by the mix effect from the acquisition of the EDS business, which has lower gross margins. The decline in gross margin for the six months ended April 30, 2009 was attributable to the mix effect from the acquisition of EDS, the effect of which was partially offset by second quarter cost improvements.

Combined Segment Results

        Services net revenue decreased 11.8% (0.7% when adjusted for currency) and decreased 11.7% (2.4% when adjusted for currency) for the three and six months ended April 30, 2009, respectively, as compared to the prior period combined segment results presented in the table above. Services net revenue for the six months prior period combined segment results includes revenue from infrastructure technology outsourcing, technology services, application services and business process outsourcing, which accounted for approximately 46%, 26%, 19% and 9% of revenues, respectively. The net revenue decline was due primarily to an unfavorable currency impact, deferred revenue write-down resulting from purchase accounting, and lower add-on business due to the slowing economic environment. Services net revenue for the three months ended April 30, 2009 as compared to the three months prior period combined segment results reflects a weighted net revenue decline in the infrastructure technology outsourcing, application services, business process outsourcing and technology services business units of 5.9%, 3.1%, 1.5% and 1.3%, respectively. Further, Services net revenue for the six months ended April 30, 2009 as compared to the six month prior period combined segment results reflects a weighted net revenue decline in the infrastructure technology outsourcing, application services, business process outsourcing and technology services business units of 5.9%, 3.4%, 1.7% and 0.7%, respectively.

        Services earnings from operations as a percentage of net segment revenue increased by 7.5 percentage points and 5.5 percentage points for the three and six months ended April 30, 2009, respectively, as compared to the prior period combined segment results. The operating margin for both periods increased as a result of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin for both periods increased due primarily to the continued focus on cost structure improvements, including delivery efficiencies and cost controls, and to acquisition synergies. The continued improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue for both periods compared to the prior year.

Enterprise Storage and Servers

	Three months ended April 30
	2009	2008	% Decrease
	In millions
Net revenue	$3,456	$4,780	(27.7)%
Earnings from operations	$250	$655	(61.8)%
Earnings from operations as a % of net revenue	7.2%	13.7%

	Six months ended April 30
	2009	2008	% Decrease
	In millions
Net revenue	$7,404	$9,600	(22.9)%
Earnings from operations	$655	$1,328	(50.7)%
Earnings from operations as a % of net revenue	8.8%	13.8%

        The components of the weighted net revenue decline as compared to the prior-year periods by business unit were as follows:

	Three months ended April 30, 2009	Six months ended April 30, 2009
	Percentage Points
Industry standard servers	(17.4)	(15.6)
Business critical systems	(5.6)	(4.3)
Storage	(4.7)	(3.0)

Total ESS	(27.7)	(22.9)

        ESS net revenue decreased 27.7% (21.0% when adjusted for currency) and 22.9% (17.7% when adjusted for currency) for the second quarter and first six months of fiscal 2009, respectively, as compared to the same periods in fiscal 2008. The revenue declines were due primarily to the economic slowdown and overall weak demand environment. Industry standard servers ("ISS") net revenue declined 29% and 26% for the second quarter and first six months of fiscal 2009, respectively, as compared to the same periods of fiscal 2008 with declines in both unit volume and average unit prices. Total ESS blades revenue declined by 12% and 4% for the second quarter and first six months of fiscal 2009, respectively, when compared to the prior-year periods. Business critical systems net revenue decreased 29% and 23% for the second quarter and first six months of fiscal 2009, respectively, compared to the prior-year periods driven by the planned phase-out of the PA-RISC and Alpha Server product lines and a decline in Integrity server revenue due to weaker market conditions. Storage net revenue declined 22% and 14% for the second quarter and first six months of fiscal 2009, respectively, compared to the prior-year periods, due to a decline in disk and tape products as a result of a weaker demand environment, the effects of which were partially offset by revenue resulting from the acquisition of Lefthand Networks.

        ESS earnings from operations as a percentage of net revenue for the second quarter and first six months of fiscal 2009 decreased by 6.5 and 5.0 percentage points, respectively, compared to the same periods in fiscal 2008, due to decreases in gross margin. Gross margin decreased due primarily to unfavorable currency impacts in all the business units, product mix shifts and competitive pricing. Gross margin was also unfavorably impacted by a patent litigation settlement, which occurred in the second quarter of fiscal 2009. Operating expense as a percentage of net revenue in the second quarter and first six months of fiscal 2009 remained flat when compared to the same periods in fiscal 2008.

HP Software

	Three months ended April 30
	2009	2008	% (Decrease) Increase
	In millions
Net revenue	$880	$1,039	(15.3)%
Earnings from operations	$157	$104	51.0%
Earnings from operations as a % of net revenue	17.8%	10.0%

	Six months ended April 30
	2009	2008	% (Decrease) Increase
	In millions
Net revenue	$1,758	$1,986	(11.5)%
Earnings from operations	$297	$153	94.1%
Earnings from operations as a % of net revenue	16.9%	7.7%

        The components of the weighted net revenue decline as compared to the prior-year periods by business unit were as follows:

	Three months ended April 30, 2009	Six months ended April 30, 2009
	Percentage Points
Business technology optimization	(9.8)	(6.4)
Other software	(5.5)	(5.1)

Total HP Software	(15.3)	(11.5)

        HP Software net revenue decreased 15.3% (8.9% when adjusted for currency) and 11.5% (6.7% when adjusted for currency) for the three and six months ended April 30, 2009, respectively, as compared to the same periods in fiscal 2008, due to softening enterprise spending and declines in large deals. For both periods, declines in revenue from licenses and services were partially offset by increased support revenue as a result of renewal rate increases. For the second quarter and first half of fiscal 2009, net revenue from BTO decreased 15% and 10%, respectively, from the corresponding prior-year periods. For the second quarter of fiscal 2009, net revenue for other software decreased 15% from the corresponding prior-year period, due to declines in revenues for communication and media solutions, business intelligence solutions and information management. For the first half of fiscal 2009, net revenue for other software also decreased 15% from the corresponding prior-year period, due primarily to declines in revenues for communication and media solutions and business intelligence solutions, the effect of which was partially offset by revenue growth in information management driven by our acquisition of Tower Software in May 2008.

        For the three and six months ended April 30, 2009, HP Software operating margin increased by 7.8 and 9.2 percentage points, respectively, as compared to the same periods in fiscal 2008. The operating margin improvement for both periods was due primarily to increased gross margin coupled with decreased operating expenses as a percentage of net revenue. The increase in gross margin for the three and six months ended April 30, 2009 resulted primarily from a favorable revenue mix with more higher-margin support revenue and less lower-margin services revenue, the effect of which was partially offset by lower license mix. The decrease in operating expenses as a percentage of net revenue for the three and six months ended April 30, 2009 was due primarily to continued cost controls, including lower compensation expense.

Personal Systems Group

	Three months ended April 30
	2009	2008	% Decrease
	In millions
Net revenue	$8,191	$10,071	(18.7)%
Earnings from operations	$374	$544	(31.3)%
Earnings from operations as a % of net revenue	4.6%	5.4%

	Six months ended April 30
	2009	2008	% Decrease
	In millions
Net revenue	$16,978	$20,862	(18.6)%
Earnings from operations	$809	$1,172	(31.0)%
Earnings from operations as a % of net revenue	4.8%	5.6%

        The components of the weighted net revenue decline as compared to the prior-year periods by business unit were as follows:

	Three months ended April 30, 2009	Six months ended April 30, 2009
	Percentage Points
Desktop PCs	(9.5)	(9.9)
Notebook PCs	(6.7)	(6.9)
Workstations	(2.0)	(1.6)
Handhelds	(0.6)	(0.4)
Other	0.1	0.2

Total PSG	(18.7)	(18.6)

        PSG net revenue decreased 18.7% (12.2% when adjusted for currency) and 18.6% (13.9% when adjusted for currency) for the second quarter and first six months of fiscal 2009, respectively, as compared to the same periods in fiscal 2008. The revenue declines were primarily the result of the overall slowdown in the global economy. Despite the overall regional declines, revenue increased in China for the second quarter of fiscal 2009 as compared to the prior year period. PSG net revenue decreased across all businesses for the second quarter and first six months of fiscal 2009. Unit volume was approximately flat for the second quarter of fiscal 2009 as compared to the same period in fiscal 2008. For the first six months of fiscal 2009, unit volume decreased by 2% from the prior-year period. Increases in notebook PC volume were offset by declines in desktop PCs, workstations, and handheld devices. The unit volume increase in notebook PCs was due in part to growth of the HP and Compaq MiniNote PCs. For the second quarter and first six months of fiscal 2009, net revenue for notebook PCs decreased 13% in each period, while net revenue for desktop PCs decreased 24% and 25%, respectively, from the prior-year periods. Handheld revenue declined 54% and 46% for the second quarter and first six months of fiscal 2009, respectively, from the prior-year periods. For the second quarter and first six months of fiscal 2009, net revenue for consumer clients decreased 16% and 17%, respectively, from the prior year periods, while net revenue for commercial clients decreased 22% and 21%, respectively, from the prior-year periods. The net revenue increase in Other PSG for both periods was related primarily to increased sales of support services, extended warranties and third-party branded options. For the first six months of fiscal 2009, PSG net revenue was impacted by both a unit volume decrease as well as by ASP declines. For the second quarter of fiscal 2009, ASPs in consumer clients declined 21%, while ASPs in commercial clients declined 18%. For the first six months of fiscal 2009, ASPs in consumer clients declined 19% while ASPs in commercial clients declined 17%. ASPs declined from the prior-year periods due primarily to a competitive pricing environment, component cost reductions and the impact of currency combined with a mix shift toward lower-end models. ASPs for the first six months of fiscal 2009 were also impacted by a decline in the monitor attach rate.

        PSG earnings from operations as a percentage of net revenue for the second quarter and first six months of fiscal 2009 decreased by 0.8 percentage points compared to the same periods in fiscal 2008. The decreases were due primarily to gross margin declines resulting from ASPs declining at a faster pace than component costs combined with a mix shift toward lower-end products, the effects of which were partially offset by lower warranty and supply chain costs. The decrease in operating expenses as a percentage of net revenue in the second quarter of fiscal 2009 was the result of continued cost controls. Operating expenses as a percentage of net revenue for the first six months of fiscal 2009 remained virtually flat when compared to the same period in fiscal 2008.

Imaging and Printing Group

	Three months ended April 30
	2009	2008	% Decrease
	In millions
Net revenue	$5,916	$7,644	(22.6)%
Earnings from operations	$1,074	$1,220	(12.0)%
Earnings from operations as a % of net revenue	18.2%	16.0%

	Six months ended April 30
	2009	2008	% Decrease
	In millions
Net revenue	$11,897	$15,001	(20.7)%
Earnings from operations	$2,179	$2,362	(7.7)%
Earnings from operations as a % of net revenue	18.3%	15.7%

        The components of the weighted net revenue decline as compared to the prior-year periods by business unit were as follows:

	Three months ended April 30, 2009	Six months ended April 30, 2009
	Percentage Points
Commercial hardware	(10.2)	(9.5)
Supplies	(8.7)	(6.6)
Consumer hardware	(3.7)	(4.6)

Total IPG	(22.6)	(20.7)

        For the three and six months ended April 30, 2009, IPG net revenue decreased 22.6% (19.7% when adjusted for currency) and 20.7% (18.6% when adjusted for currency), respectively, as compared to the prior-year comparable periods, reflecting the impact of the continued global economic slowdown. For the second quarter and first half of fiscal 2009, net revenue for commercial hardware declined 40% and 37%, respectively, from the same periods in fiscal 2008. The net revenue decline in commercial hardware was driven by a unit volume decline of 36% and 37% for the three and six months ended April 30, 2009, respectively, due primarily to worldwide market weaknesses impacting both our laser and our graphics businesses. For the second quarter and first half of fiscal 2009, supplies net revenue declined 14% and 11%, respectively, from the same periods in fiscal 2008. The supplies net revenue decline for both periods was across all platforms due to reduced customer spending, the effect of which was partially moderated by supplies price increases. For the three months ended April 30, 2009, the supplies net revenue decline was also due to reductions in channel inventory. For the second quarter and first half of fiscal 2009, net revenue for consumer hardware declined 31% and 35%, respectively, from the same periods in fiscal 2008. The net revenue decline in consumer hardware was driven by a unit volume decline of 23% and 27% for the three and six months ended April 30, 2009, respectively, reflecting the weak demand environment.

        IPG earnings from operations as a percentage of net revenue increased 2.2 and 2.6 percentage points for the three and six months ended April 30, 2009, respectively, as compared to the same periods in fiscal 2008. Operating margin improvement for both periods was a combination of an increase in gross margin and a decrease in operating expense as a percentage of net revenue. The improvement in gross margin for both periods resulted primarily from an increase in the supplies mix and supplies price increases, the effect of which was partially offset by hardware margin declines due to unfavorable currency impacts and declines in average revenue per unit. The decrease in operating expenses as a percentage of net revenue for both periods was due primarily to effective cost controls, including lower compensation expense.

HP Financial Services

	Three months ended April 30
	2009	2008	% Decrease
	In millions
Net revenue	$641	$685	(6.4)%
Earnings from operations	$46	$47	(2.1)%
Earnings from operations as a % of net revenue	7.2%	6.9%

	Six months ended April 30
	2009	2008	% Decrease
	In millions
Net revenue	$1,277	$1,327	(3.8)%
Earnings from operations	$87	$90	(3.3)%
Earnings from operations as a % of net revenue	6.8%	6.8%

        For the second quarter and first six months of fiscal 2009, HPFS net revenue decreased by 6.4% and 3.8%, respectively, as compared to the same periods in fiscal 2008. The net revenue decrease was due to unfavorable currency movements. On a constant currency basis, for the second quarter of fiscal 2009, net revenue increased due primarily to portfolio growth, increased operating lease mix, and higher end of lease and buyout activities, the effect of which was partially offset by lower remarketing activity. On a constant currency basis, for the first six months of fiscal 2009, net revenue increased due primarily to portfolio growth, increased operating lease mix and higher buyouts, the effect of which was partially offset by lower end of lease activity.

        Earnings from operations as a percentage of net revenue increased 0.3 percentage points for the second quarter of fiscal 2009 and was flat for the first six months of fiscal 2009 as compared to the same periods in fiscal 2008. For the second quarter of fiscal 2009 the increase was due primarily to a decrease in operating expenses, the effect of which was partially offset by a decline in gross margin driven by unfavorable currency impacts and lower remarketing and buyout margins. The operating expense decrease is due to continued cost controls. For the first six months of fiscal 2009, the flat earnings from operations as a percentage of net revenue was due primarily to a decline in gross margin, the effect of which was partially offset by lower operating expenses due to continued cost controls. The decline in gross margin was driven by an unfavorable currency impact, lower remarketing and buyout margins and higher bad debt expenses, the effect of which was partially offset by higher portfolio margins.

Financing Originations

	Three months ended April 30		Six months ended April 30
	2009	2008	2009	2008
	In millions
Total financing originations	$1,205	$1,126	$2,283	$2,182

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and includes intercompany activity, increased 7.0% in the second quarter of fiscal 2009 compared to the same period in fiscal 2008. The increase was driven by higher financing associated with HP product sales resulting from improved integration and engagement with HP's sales efforts offset by an unfavorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	April 30, 2009	October 31, 2008
	In millions
Portfolio assets(1)	$8,672	$8,297

Allowance for doubtful accounts(2)	97	90
Operating lease equipment reserve	64	60

Total reserves	161	150

Net portfolio assets	$8,511	$8,147

Reserve coverage	1.9%	1.8%
Debt to equity ratio(3)	6.8x	6.5x

(1)
Portfolio assets include gross financing receivables of approximately $5.3 billion and $5.1 billion at April 30, 2009 and October 31, 2008, respectively and net equipment under operating leases of $1.9 billion and $1.8 billion at April 30, 2009 and at October 31, 2008, respectively, as disclosed in Note 10 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $700 million at April 30, 2009 and at October 31, 2008 and intercompany leases of approximately $800 million at April 30, 2009 and at October 31, 2008, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at April 30, 2009 increased 4.4% from October 31, 2008. The increase resulted from higher levels of financing originations during the first six months of fiscal 2009, the effect of which was offset by an unfavorable currency impact and increased reserves. The overall percentage of portfolio assets reserves increased due primarily to higher specific customer reserves. In addition to the balances reflected above, HP assumed net portfolio assets of $89 million through the acquisition of EDS.

Roll-forward of Reserves

	October 31, 2008	Additions to allowance	Deductions, net of recoveries	April 30, 2009
	In millions
Allowance for doubtful accounts	$90	$19	$(12)	$97
Operating lease equipment reserve	60	13	(9)	64

Total reserves	$150	$32	$(21)	$161

        The roll-forward for the three and six months ended April 30, 2009 includes write-offs, net of recoveries, of $10 million and $23 million, respectively.

Corporate Investments

	Three months ended April 30
	2009	2008	% Decrease
	In millions
Net revenue	$188	$230	(18.3)%
(Loss) earnings from operations	$(19)	$6	(416.7)%
(Loss) earnings from operations as a % of net revenue	(10.1)%	2.6%

	Six months ended April 30
	2009	2008	% Decrease
	In millions
Net revenue	$384	$448	(14.3)%
(Loss) earnings from operations	$(38)	$14	(371.4)%
(Loss) earnings from operations as a % of net revenue	(9.9)%	3.1%

        Net revenue in Corporate Investments relates to network infrastructure products sold under the brand "ProCurve Networking." For the three and six months ended April 30, 2009, revenue from network infrastructure products decreased 18.7% and 14.6%, respectively, compared to the same periods in fiscal 2008 resulting from the economic slowdown and the decreased sales of enterprise class gigabit and 10/100 Ethernet switch products. Partially offsetting the revenue declines were revenues resulting from the acquisition of Colubris Networks, Inc., which HP acquired in October 2008.

        Corporate Investments reported losses from operations for the second quarter and first half of fiscal 2009 as compared to the positive earnings from operations reported for the same periods in fiscal 2008 due primarily to lower earnings from operations generated by network infrastructure products. The loss from operations for both periods was also impacted by expenses carried in the segment associated with corporate development, global alliances and HP Labs, which declined from the prior-year periods.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Six months ended April 30
	2009	2008
	In millions
Net cash provided by operating activities	$6,090	$7,952
Net cash used in investing activities	(1,708)	(2,274)
Net cash used in financing activities	(1,684)	(5,380)

Net increase in cash and cash equivalents	$2,698	$298

Operating Activities

        Net cash provided by operating activities decreased by approximately $1.9 billion for the six months ended April 30, 2009 as compared to the corresponding period in fiscal 2008. The decrease was due primarily to increased utilization of cash resources for payment of operating liabilities such as accounts payable and other current liabilities, partially offset by increased generation of cash resources through the utilization of operating assets such as inventory, accounts and financing receivables and other current assets.

Investing Activities

        Net cash used in investing activities decreased by $0.6 billion for the six months ended April 30, 2009 as compared to the corresponding period in fiscal 2008 due primarily to lower payments in relation to business acquisitions, the effect of which was partially offset by higher net investments in property, plant and equipment associated with growth in our leasing and outsourced services businesses.

Financing Activities

        Net cash used in financing activities decreased by approximately $3.7 billion for the six months ended April 30, 2009 as compared to the corresponding period in fiscal 2008 due primarily to lower share repurchases and higher proceeds from issuance of debt, partially offset by increased repayments of commercial paper and notes payable.

Common Stock Repurchases

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of 58 million shares for $2.0 billion in the first six months of fiscal 2009. We had completed share repurchases of 137 million shares for $6.2 billion in the first six months of fiscal 2008.

        As of April 30, 2009, we had remaining authorization of $7.1 billion for future share repurchases under the $8.0 billion repurchase authorization approved by our Board of Directors on September 19, 2008. For more information on our share repurchases, see Note 14 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Key Performance Metrics

	Three months ended
	April 30, 2009	April 30, 2008
Days of sales outstanding in accounts receivable	48	43
Days of supply in inventory	25	32
Days of purchases outstanding in accounts payable	(49)	(55	)(1)

Cash conversion cycle	24	20

(1)
In the second quarter of fiscal 2009, we reclassified certain activity within Other accrued liabilities to Accounts payable as this better represents the nature of the activity. All prior periods have been revised to conform to the current presentation.

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The accounts receivable balance was $13.6 billion as of April 30, 2008.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The inventory balance was $7.7 billion as of April 30, 2008.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The accounts payable balance was $13.1 billion as of April 30, 2008.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The increase in DSO was due primarily to higher billings in the latter part of the current quarter as compared to the second quarter of fiscal 2008 and an increased number of enterprise accounts with longer repayment terms due to the addition of EDS. The decrease in DOS was due primarily to lower inventory levels driven primarily by improved inventory management, and higher Services revenue in the overall revenue mix as our services business has lower inventory levels than our product businesses. The decrease in DPO was due primarily to higher Services revenue in the overall revenue mix as Services has a higher salaries and wages component in cost of goods sold, which is not reflected in accounts payable. These changes contributed to the increase in the cash conversion cycle for the three months ended April 30, 2009 compared to the three months ended April 30, 2008. Without the impact of EDS, the cash conversion cycle improved by two days.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and our overall cost of capital. Outstanding borrowings increased to $18.7 billion as of April 30, 2009 as compared to $17.9 billion at October 31, 2008, bearing weighted-average interest rates of 3.9% for both periods. Short-term borrowings decreased to $5.7 billion at April 30, 2009 as compared to $10.2 billion at October 31, 2008. Long-term debt increased to $13.0 billion at April 30, 2009 from $7.7 billion at October 31, 2008. The decrease in short-term debt was due primarily to the net maturity of approximately $4.5 billion of our commercial paper. The increase in long-term debt was due primarily to the issuance of $2.0 billion and $2.8 billion in global note, in December 2008 and February 2009, respectively. During the first six months of fiscal 2009, we issued $26.5 billion and repaid $31.0 billion of commercial paper. As of April 30, 2009, we had $8 million in total borrowings collateralized by certain financing receivable assets. In May 2009, we issued an additional $2.0 billion in global notes, $1.8 billion of which will mature in 2011 and $0.2 billion of which will mature in 2012.

        We issue debt in order to finance HPFS and as needed for other purposes, including acquisitions. HPFS has a business model that is asset-intensive in nature and therefore we fund HPFS more by debt than we fund our other business segments. At April 30, 2009, HPFS had approximately $8.5 billion in net portfolio assets, which included short-term and long-term financing receivables and operating lease assets.

        At April 30, 2009, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

		At April 30, 2009
	Original amount available
		Used		Available
	In millions
Uncommitted lines of credit	$2,500	$1,300	(1)	$1,200
Commercial paper programs
U.S.	16,000	2,400		13,600
Euro.	500	300		200

	$19,000	$4,000		$15,000

(1)
Approximately $800 million of this amount was recorded as debt as of April 30, 2009; the remaining amount was used to satisfy business operational requirements.

        In addition to the financing resources listed above, we had the additional borrowing resources described below.

        In May 2009, we filed a shelf registration statement (the "2009 Shelf Registration Statement") with the SEC to enable us to offer and sell, from time to time, in one or more offerings, an unlimited amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2009 Shelf Registration Statement replaced a similar registration statement filed in May 2006 that expired in May 2009.

        We have a $2.9 billion U.S. credit facility expiring in May 2012. In February and July 2008, we entered into additional 364-day credit facilities of $3.0 billion and $8.0 billion, respectively. The February 2008 credit facility expired in February 2009, at which time we entered into a new $3.5 billion 364-day credit facility, and we terminated the July 2008 credit facility in May 2009. The credit facilities are senior unsecured committed borrowing arrangements that we put in place primarily to support our U.S. commercial paper program. Our ability to have a U.S. commercial paper outstanding balance that exceeds the $6.4 billion supported by our credit facilities is subject to a number of factors, including liquidity conditions and business performance.

        In October 2008, we registered for the Commercial Paper Funding Facility ("CPFF") provided by the Federal Reserve Bank of New York. The facility enables us to issue three-month unsecured commercial paper through a special purpose vehicle of the Federal Reserve at a rate established by the CPFF program, which is currently equal to a spread over the three-month overnight index swap rate. The maximum amount of commercial paper that we may issue at any time through this program is $10.4 billion less the total principal amount of all other outstanding commercial paper that we have issued. In February 2009, the Federal Reserve extended the CPFF program through October 30, 2009. As of April 30, 2009, we had not issued any commercial paper under the CPFF program.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $537 million as of April 30, 2009. We sold $931 million of trade receivables during the six months ended April 30, 2009. As of April 30, 2009, we had $262 million available under these programs.

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Ratings Services, Moody's Investors Service and Fitch Ratings currently rate our senior unsecured long-term debt A, A2 and A+ and our short-term debt A-1, Prime-1 and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit our ability to issue commercial paper under our current programs. If this occurs, we would seek alternative sources of funding, including drawdowns under our credit facilities or the issuance of notes under our existing shelf registration statements.

Contractual Obligations

        At April 30, 2009, our unconditional purchase obligations are approximately $2.3 billion, compared with $3.3 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The decrease in unconditional purchase obligations is due primarily to reduced commitments for certain components. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without significant penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

        In addition to the above, at April 30, 2009, we had approximately $1.7 billion of recorded FIN 48 liabilities and related interest and penalties. Of this liability amount, approximately $120 million is expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. The $1.7 billion of FIN 48 liabilities and related interest and penalties will be partially offset by $155 million of tax benefits for which a deferred tax asset has been recorded related to future income tax return deductions that will be claimed.

Funding Commitments

        We previously disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2008 that we expected to contribute approximately $360 million to our non-U.S. pension plans and approximately $35 million to cover benefit payments to U.S. non-qualified plan participants in fiscal 2009. We also noted that we expected to pay approximately $70 million to cover benefit claims for our post-retirement benefit plans. As of April 30, 2009, we have made approximately $319 million of contributions to non-U.S. pension plans, paid $20 million to cover benefit payments to U.S. non-qualified plan participants, and paid $20 million to cover benefit claims under post-retirement benefit plans. We presently anticipate making additional contributions of approximately $115 million to our non-U.S. pension plans and approximately $10 million to our U.S. non-qualified plan participants and expect to pay up to $35 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2009. Our pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of asset markets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. Our next expected measurement date is October 31, 2009. At this time, it is not possible for us to accurately predict the future movements in the capital markets or the related plan funding requirements, both of which will impact future pension expense. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

        As a result of our approved restructuring plans, we expect future cash expenditures associated with the plans to be approximately $2.2 billion. We expect to make cash payments of approximately $1.4 billion within one year and the majority of the remaining amount through 2012. In addition, we continue to evaluate our businesses and current market conditions and we may incur additional cash flow expenditures for future restructuring actions.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2009, we are not involved in any material unconsolidated SPEs.

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

        As a result of the acquisition of EDS, we acquired certain service contracts supported by client financing or securitization arrangements. Under specific circumstances involving non-performance resulting in service contract termination or failure to comply with terms under the financing arrangement we would be required to acquire certain assets. We consider the possibility of our failure to comply to be remote and the asset amounts involved not material.

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

        Sales outside the United States make up approximately 64% of our net revenue. In addition, an increasing portion of our business activity is being conducted in emerging markets, including Brazil, Russia, India and China. Our future revenue, gross margin, expenses and financial condition could suffer due to a variety of international factors, including:

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

        As approximately 64% of our sales are from countries outside of the United States, other currencies, particularly the euro, the British pound, Chinese Yuan Renminbi and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows and foreign currency exchange rate movements, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. As a result, we could incur significant losses from our hedging activities if our forecasts are incorrect. In addition, our hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

        In connection with the preparation of HP's Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note 16 to the Consolidated Condensed Financial Statements, we make certain estimates under the provisions of SFAS No. 5 "Accounting for Contingencies," including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations.

Unanticipated changes in HP's tax provisions, the adoption of a new U.S. tax legislation or exposure to additional income tax liabilities could affect our profitability.

        We are subject to income taxes in the United States and numerous foreign jurisdictions. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding and other items in intercompany transactions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our intercompany charges or other matters and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, President Obama's administration has recently announced proposals for a new U.S. tax legislation that, if adopted, could adversely affect our tax rate. Any of these changes could affect our profitability.

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

        In September 2008, we announced a workforce restructuring program relating to our acquisition of EDS. We expect that program to involve the elimination of approximately 25,000 positions worldwide through fiscal 2012. We expect to replace approximately half of these positions in locations that will optimize our global footprint. In addition, in May 2009, we announced a restructuring program relating to our product business that we expect to result in the elimination of approximately 2% of our workforce. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, delays in hiring and integrating new employees, decreases in employee morale and the failure to meet operational targets due to the loss of employees.

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

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        The information set forth above under Note 16 contained in the "Notes to Consolidated Condensed Financial Statements" is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        On April 16, 2009, HP issued 1,088 shares of common stock to Frank P. Doyle, a former member of the Board of Directors of Compaq Computer Corporation. In addition, on April 17, 2009, HP issued 575 shares of common stock to Benjamin M. Rosen, another former member of the Board of Directors of Compaq. The issuances of these shares were in connection with exercises of stock options granted by Compaq in 1999. The issuances of these shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as sales of securities not involving any public offering.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1
(February 2009)	14,912,464	$34.64	14,912,464	$7,339,884,801
Month #2
(March 2009)	5,010,663	$29.02	5,010,663	$7,194,493,197
Month #3
(April 2009)	4,081,721	$34.17	4,081,721	$7,055,021,859

Total	24,004,848	$33.38	24,004,848

        HP repurchased shares in the second quarter of fiscal 2009 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the second quarter of fiscal 2009 were purchased in open market transactions.

        As of April 30, 2009, HP had remaining authorization of $7.1 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on September 19, 2008.

 Item 4. Submission of Matters to a Vote of Security Holders.

        HP held its annual meeting of stockholders on March 18, 2009 in Santa Clara, California.

        At the 2009 annual meeting, the stockholders elected the following individuals to the Board of Directors for the succeeding year or until their successors are duly qualified and elected:

Name	Votes For	Votes Against	Votes Abstain
Lawrence T. Babbio, Jr.	1,872,911,347	117,611,570	6,536,777
Sari M. Baldauf	1,968,992,856	22,968,193	5,098,645
Rajiv L. Gupta	1,875,122,859	115,602,715	6,334,120
John H. Hammergren	1,885,388,856	107,086,945	4,583,893
Mark V. Hurd	1,945,734,015	47,429,347	3,896,332
Joel Z. Hyatt	1,900,614,770	91,920,630	4,524,294
John R. Joyce	1,921,625,973	70,579,672	4,854,050
Robert L. Ryan	1,975,597,471	17,173,687	4,288,536
Lucille S. Salhany	1,951,378,649	41,400,679	4,280,366
G. Kennedy Thompson	1,900,611,216	92,081,816	4,366,662

        Also at the 2009 annual meeting, the stockholders approved the ratification of the appointment of Ernst & Young LLP as HP's independent registered public accounting firm for the 2009 fiscal year. There were 1,956,561,989 votes cast for the ratification, 37,193,124 votes cast against the ratification and 3,304,580 abstentions.

Item 6. Exhibits.

        The Exhibit Index beginning on page 103 of this report sets forth a list of exhibits.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: June 5, 2009

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.	8-K/A	001-04423	2.1	May 13, 2008
2(b)	Amendment No. 1 to Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.	8-K	001-04423	2.1	July 25, 2008
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective March 18, 2009.	8-K	001-04423	3.1	March 23, 2009
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(i)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(j)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(k)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(l)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(a)(a)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(m)(m)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(p)(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(q)(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(r)(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(s)(s)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(t)(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(w)(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(y)(y)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(a)(a)(a)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(b)(b)(b)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(c)(c)(c)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

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