Form 10-Q
period 2009-07-31
HEWLETT PACKARD CO
filed 2009-09-04
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2009
Or
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

        The number of shares of HP common stock outstanding as of August 31, 2009 was 2,371,067,899 shares.

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

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Earnings

(Unaudited)

	Three months ended July 31			Nine months ended July 31
	2009	2008		2009	2008
	In millions, except per share amounts
Net revenue:
Products	$17,606	$22,180		$53,627	$67,866
Services	9,749	5,757		29,700	16,619
Financing income	96	95		275	276

Total net revenue	27,451	28,032		83,602	84,761

Costs and expenses:
Cost of products	13,538	16,821		41,047	51,091
Cost of services	7,317	4,297	(1)	22,626	12,511	(1)
Financing interest	81	79		251	244
Research and development	667	895		2,115	2,701
Selling, general and administrative	2,874	3,193	(1)	8,647	9,820	(1)
Amortization of purchased intangible assets	379	213		1,171	630
In-process research and development charges	—	—		6	13
Restructuring charges	362	5		602	19
Acquisition-related charges	59	—		182	—

Total operating expenses	25,277	25,503		76,647	77,029

Earnings from operations	2,174	2,529		6,955	7,732

Interest and other, net	(177)	23		(589)	98

Earnings before taxes	1,997	2,552		6,366	7,830
Provision for taxes	355	525		1,154	1,613

Net earnings	$1,642	$2,027		$5,212	$6,217

Net earnings per share:
Basic	$0.69	$0.82		$2.18	$2.49

Diluted	$0.67	$0.80		$2.13	$2.41

Cash dividends declared per share	$0.16	$0.16		$0.32	$0.32
Weighted-average shares used to compute net earnings per share:
Basic	2,382	2,459		2,395	2,497

Diluted	2,436	2,533		2,442	2,577

(1)
For the prior year reporting periods presented, certain pursuit-related costs previously reported as Cost of services have been realigned retroactively to Selling, general and administrative expenses due to organizational realignments.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	July 31, 2009	October 31, 2008
	In millions, except par value
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,521	$10,153
Short-term investments	66	93
Accounts receivable	14,735	16,928
Financing receivables	2,532	2,314
Inventory	5,850	7,879
Other current assets	12,138	14,361

Total current assets	48,842	51,728

Property, plant and equipment	11,194	10,838
Long-term financing receivables and other assets	10,857	10,468
Goodwill	33,277	32,335
Purchased intangible assets	6,902	7,962

Total assets	$111,072	$113,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and short-term borrowings	$3,288	$10,176
Accounts payable	12,778	14,917
Employee compensation and benefits	3,596	4,159
Taxes on earnings	786	869
Deferred revenue	6,458	6,287
Accrued restructuring	1,421	1,099
Other accrued liabilities	13,483	15,432

Total current liabilities	41,810	52,939

Long-term debt	13,892	7,676
Other liabilities	13,835	13,774
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value (300 shares authorized; none issued)	—	—
Common stock, $0.01 par value (9,600 shares authorized; 2,382 and 2,415 shares issued and outstanding, respectively)	24	24
Additional paid-in capital	13,798	14,012
Retained earnings	28,509	24,971
Accumulated other comprehensive loss	(796)	(65)

Total stockholders' equity	41,535	38,942

Total liabilities and stockholders' equity	$111,072	$113,331

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended July 31
	2009	2008
	In millions
Cash flows from operating activities:
Net earnings	$5,212	$6,217
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,546	2,268
Stock-based compensation expense	501	449
Provision for bad debt and inventory	462	296
In-process research and development charges	6	13
Restructuring charges	602	19
Deferred taxes on earnings	272	1,163
Excess tax benefit from stock-based compensation	(67)	(213)
Other, net	(1)	(25)
Changes in operating assets and liabilities:
Accounts and financing receivables	1,635	(437)
Inventory	1,843	(255)
Accounts payable	(2,228)	2,171
Taxes on earnings	691	(269)
Restructuring	(844)	(69)
Other assets and liabilities	(1,684)	(13)

Net cash provided by operating activities	9,946	11,315

Cash flows from investing activities:
Investment in property, plant and equipment	(2,749)	(1,966)
Proceeds from sale of property, plant and equipment	401	271
Purchases of available-for-sale securities and other investments	(105)	(86)
Maturities and sales of available-for-sale securities and other investments	103	212
Payments made in connection with business acquisitions, net	(348)	(1,478)

Net cash used in investing activities	(2,698)	(3,047)

Cash flows from financing activities:
Repayment of commercial paper and notes payable, net	(6,866)	(21)
Issuance of debt	6,778	3,054
Payment of debt	(1,181)	(1,051)
Issuance of common stock under employee stock plans	936	1,347
Repurchase of common stock	(3,038)	(7,720)
Excess tax benefit from stock-based compensation	67	213
Dividends	(576)	(600)

Net cash used in financing activities	(3,880)	(4,778)

Increase in cash and cash equivalents	3,368	3,490
Cash and cash equivalents at beginning of period	10,153	11,293

Cash and cash equivalents at end of period	$13,521	$14,783

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and stock awards assumed in business acquisitions	$(3)	$(4)
Purchase of assets under financing arrangement	$283	$—
Purchase of assets under capital lease	$74	$—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies

        In the opinion of management, the accompanying Consolidated Condensed Financial Statements of Hewlett-Packard Company and its consolidated subsidiaries ("HP") contain all adjustments, including normal recurring adjustments, necessary to present fairly HP's financial position as of July 31, 2009, its results of operations for the three and nine months ended July 31, 2009 and 2008 and its cash flows for the nine months ended July 31, 2009 and 2008. The Consolidated Condensed Balance Sheet as of October 31, 2008 is derived from the October 31, 2008 audited consolidated financial statements. Certain reclassifications have been made to prior-year amounts in order to conform to the current year presentation.

        The results of operations for the three and nine months ended July 31, 2009 are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Risk Factors," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 1A, 3, 7, 7A and 8, respectively, of the Hewlett-Packard Company Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

        HP evaluated all subsequent events that occurred after the balance sheet date and through the date and time its financial statements were issued on September 4, 2009.

  Accounting Pronouncements

        As previously reported in HP's 2008 Annual Report on Form 10-K, HP recognized the funded status of its benefit plans at October 31, 2007 in accordance with the recognition provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. HP will adopt the measurement provisions of SFAS 158 effective October 31, 2009 for the HP pension and post retirement plans. HP does not expect the adoption of the measurement provisions of SFAS 158 will have a material effect on its consolidated financial statements.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

        In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements" ("SFAS 157") to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of adoption of FSP SFAS 157-2, HP will adopt SFAS 157 for all nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. Although HP will continue to evaluate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, HP does not expect the adoption of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact of the adoption of SFAS 141(R) on its consolidated financial statements, which will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement. Among other potential impacts, the adoption of SFAS 141(R) will result in the recognition of certain types of expenses in its results of operations that are currently capitalized pursuant to existing accounting standards.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP does not expect the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by HP in the first quarter of

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

fiscal 2010. HP currently does not have any outstanding convertible debt instruments that are subject to the provisions of FSP APB 14-1. However, HP's U.S. dollar zero-coupon convertible notes that were redeemed in full in March 2008 are subject to the provisions of FSP APB 14-1. As a result, upon adoption of FSP APB 14-1 in the first quarter of fiscal 2010, HP's fiscal 2008 consolidated results of operations and financial condition will be affected on a retrospective basis. HP does not expect the adoption of FSP APB 14-1 will have a material effect on its consolidated financial statements.

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

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized initially at fair value in accordance with SFAS 141(R) and SFAS 157 and amortized over the benefit period. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is currently evaluating the potential impact of the adoption of EITF 08-7 on its consolidated financial statements, which will be largely dependent on the nature of the business combinations completed after the adoption of this statement.

        In December 2008, the FASB issued FSP SFAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" ("FSP SFAS 132(R)-1"). FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be adopted by HP in the first quarter of fiscal 2010. HP will present the required disclosures in the prescribed format on a prospective basis upon adoption. FSP SFAS 132(R)-1 will only affect the notes to HP's consolidated financial statements.

        In April 2009, the FASB issued FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP SFAS 141(R)-1"). FSP SFAS 141(R)-1 addresses application issues on initial recognition and

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will be adopted by HP in the first quarter of fiscal 2010. HP is evaluating the impact the adoption of FSP SFAS 141(R)-1 will have on its consolidated financial statements, which will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS 166"). The most significant amendments resulting from SFAS 166 consist of the removal of the concept of a qualifying special-purpose entity from FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, for qualifying special-purpose entities, the removal of the exception from applying FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities—an interpretation of Accounting Research Bulletin No. 51" ("FIN 46(R)"). SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS 166 will be adopted by HP in the first quarter of fiscal 2011. HP does not expect the adoption of SFAS 166 will have a material effect on its consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and to require ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 also amends FIN 46(R) to require additional disclosures about an enterprise's involvement in variable interest entities. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS 167 will be adopted by HP in the first quarter of fiscal 2011. HP is currently evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB. Following this statement, the FASB will issue new standards in the form of Accounting Standards Updates ("ASUs"). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for HP in the fourth quarter of fiscal 2009. The issuance of SFAS 168 will not change GAAP and therefore the adoption of SFAS 168 will only affect the specific references to GAAP literature in the notes to HP's consolidated financial statements.

        In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"). This update provides amendments to ASC Topic 820, "Fair Value Measurements and Disclosure" for the fair value measurement of liabilities. HP will adopt ASU 2009-05 for all financial liabilities in the fourth quarter of fiscal 2009. HP will adopt ASU 2009-05 for

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 1: Basis of Presentation and Significant Accounting Policies (Continued)

all non-financial liabilities in the first quarter of fiscal 2010 when HP fully adopts SFAS 157. Although HP will continue to evaluate the application of SFAS 157 and this update for its non-financial liabilities, HP does not expect the adoption of ASU 2009-05 will have a material effect on its consolidated financial statements.

  Recently Adopted Accounting Pronouncements

        During the first nine months of fiscal 2009, HP adopted the following accounting standards, none of which had a material effect on its consolidated financial statements during the period or at the end of the period:

  •
  FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly";

  •
  FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments";

  •
  FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments";

  •
  SFAS No. 165, "Subsequent Events";

  •
  SFAS 157;

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

  •
  SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159");

  •
  EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities";

  •
  SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"); and

  •
  EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards."

        See Note 8 for additional information pertaining to SFAS 157, FSP SFAS 157-1, FSP SFAS 157-2, FSP SFAS 157-3, FSP SFAS 157-4 and SFAS 159.

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

        Total stock-based compensation expense for the three and nine months ended July 31, 2009 and 2008 was as follows:

	Three months ended July 31		Nine months ended July 31
	2009	2008	2009	2008
	In millions		In millions
Cost of sales	$41	$34	$141	$106
Research and development	12	16	47	55
Selling, general and administrative	94	90	288	288
Acquisition-related charges	3	—	25	—

Stock-based compensation expense before income taxes	150	140	501	449
Income tax benefit	(51)	(38)	(158)	(130)

Total stock-based compensation expense after income taxes	$99	$102	$343	$319

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

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        HP estimates the fair value of a target PRU share using the Monte Carlo simulation model, as the TSR modifier contains a market condition. The following weighted-average assumptions were used to determine the weighted-average fair value of the PRU awards:

	Three months ended July 31		Nine months ended July 31
	2009	2008	2009	2008
Weighted-average fair value of grants per share	$35.47 (1)	—	$40.56 (2)	$40.21
Expected volatility(3)	38%	—	35%	26%
Risk-free interest rate	1.15%	—	1.34%	3.13%
Dividend yield	0.94%	—	0.88%	0.70%
Expected life in months	30	—	30	33

(1)
Reflects the weighted-average fair value for the first year of the three-year performance period applicable to PRUs granted in the three months ended July 31, 2009. The estimated fair value of a target share for the second and third years for PRUs granted in the three months ended July 31, 2009 will be determined when the annual cash flow goals are approved, and the expense will be amortized over the remainder of the applicable three-year performance period.

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

(3)
HP uses historic volatility for PRU awards as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

        Outstanding PRUs as of July 31, 2009 and October 31, 2008 and changes during the nine months ended July 31, 2009 and twelve months ended October 31, 2008 were as follows:

	Nine months ended July 31, 2009 (in thousands)	Twelve months ended October 31, 2008 (in thousands)
Beginning units outstanding	10,965	—
Granted	13,949	8,783
Change in units due to performance and market conditions	979	2,492
Forfeited	(1,021)	(310)

Ending units outstanding	24,872	10,965

Vested	—	—

PRUs assigned a fair value	13,338	5,292

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

        At July 31, 2009, there was $248 million of unrecognized pre-tax stock-based compensation expense related to PRUs with an assigned fair value, which HP expects to recognize over the remaining weighted-average vesting period of 1.7 years.

  Stock Options

        HP estimated the weighted-average fair value of stock options using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended July 31		Nine months ended July 31
	2009	2008	2009	2008
Weighted-average fair value of grants per share	$11.57	$14.20	$12.89	$15.34
Implied volatility	36%	31%	45%	33%
Risk-free interest rate	2.43%	3.30%	2.01%	3.16%
Dividend yield	0.91%	0.71%	0.95%	0.68%
Expected life in months	61	61	61	60

        Option activity as of July 31, 2009 and changes during the nine months ended July 31, 2009 were as follows:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at October 31, 2008	307,728	$34
Granted and assumed through acquisitions	1,933	$27
Exercised	(27,103)	$25
Forfeited/cancelled/expired	(18,803)	$57

Outstanding at July 31, 2009	263,755	$33	2.7	$3,231

Vested and expected to vest at July 31, 2009	261,931	$33	2.7	$3,220

Exercisable at July 31, 2009	237,135	$32	2.4	$3,073

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that option holders would have received had all option holders exercised their options on July 31, 2009. The aggregate intrinsic value is the difference between HP's closing stock price on the last trading day of the third quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options. Total intrinsic value of options exercised for the three and nine months ended July 31, 2009 was $188 million and $326 million, respectively.

        At July 31, 2009, there was $244 million of unrecognized pre-tax stock-based compensation expense related to stock options, which HP expects to recognize over the remaining weighted-average vesting period of 1.3 years.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 2: Stock-Based Compensation (Continued)

  Restricted Stock Awards

        Non-vested restricted stock awards as of July 31, 2009 and changes during the nine months ended July 31, 2009 were as follows:

	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Non-vested at October 31, 2008	12,930	$44
Granted	743	$34
Vested	(5,066)	$44
Forfeited	(941)	$42

Non-vested at July 31, 2009	7,666	$44

        At July 31, 2009, there was $155 million of unrecognized pre-tax stock-based compensation expense related to non-vested restricted stock awards, which HP expects to recognize over the remaining weighted-average vesting period of 0.9 years.

  Changes to the Employee Stock Purchase Plan

        HP sponsors the Hewlett-Packard Company 2000 Employee Stock Purchase Plan, also known as the Share Ownership Plan (the "ESPP"), pursuant to which eligible employees may contribute up to 10% of base compensation, subject to certain income limits, to purchase shares of HP's common stock. Employees purchase stock pursuant to the ESPP semi-annually at a price equal to 85% of the fair market value on the purchase date. HP recognized expense based on a 15% discount from fair market value for purchases made under the ESPP on or before April 30, 2009. Effective May 1, 2009, HP modified the ESPP to eliminate the 15% discount applicable to purchases made under the ESPP.

Note 3: Net Earnings Per Share

        HP calculates basic earnings per share using net earnings and the weighted-average number of shares outstanding during the reporting period. Diluted EPS includes any dilutive effect of outstanding stock options, PRUs, restricted stock units, restricted stock and convertible debt.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

        The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows:

	Three months ended July 31		Nine months ended July 31
	2009	2008	2009	2008
	In millions, except per share amounts
Numerator:
Net earnings	$1,642	$2,027	$5,212	$6,217
Adjustment for interest expense on zero-coupon subordinated convertible notes, net of taxes	—	—	—	3

Net earnings, adjusted	$1,642	$2,027	$5,212	$6,220

Denominator:
Weighted-average shares used to compute basic EPS	2,382	2,459	2,395	2,497
Effect of dilutive securities:
Dilution from employee stock plans	54	74	47	76
Zero-coupon subordinated convertible notes	—	—	—	4

Dilutive potential common shares	54	74	47	80

Weighted-average shares used to compute diluted EPS	2,436	2,533	2,442	2,577

Net earnings per share:
Basic	$0.69	$0.82	$2.18	$2.49
Diluted	$0.67	$0.80	$2.13	$2.41

        HP excludes options with exercise prices that are greater than the average market price from the calculation of diluted EPS because their effect would be anti-dilutive. For the three and nine months ended July 31, 2009, HP excluded from the calculation of diluted EPS options to purchase 96 million shares and 100 million shares, respectively, as compared to 57 million shares and 55 million shares, respectively, in the prior-year comparable periods. Also, in accordance with SFAS 123R, HP excluded from the calculation of diluted EPS options to purchase an additional 2 million shares in the third quarter and the first nine months of fiscal 2009 compared to an additional 28 million shares and 29 million shares, respectively, in the prior-year comparable periods whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average market price for HP's common stock because their effect would be anti-dilutive.

        As disclosed in Note 2, during the nine months ended July 31, 2009 and July 31, 2008, HP granted PRU awards representing at target approximately 14 million shares and 9 million shares, respectively. HP includes the shares underlying PRU awards in the calculation of diluted EPS when they become contingently issuable per SFAS No. 128, "Earnings per Share," and excludes such shares when they are not contingently issuable. Accordingly, for the three and nine months ended July 31, 2009, HP has included 4 million shares and 3 million shares, respectively, underlying the PRU awards granted in fiscal 2008 when calculating diluted EPS as those shares became contingently issuable upon the satisfaction of the cash flow from operations condition with respect to the first year of the performance period applicable to those awards. HP has excluded all other shares underlying the fiscal 2008 awards

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 3: Net Earnings Per Share (Continued)

and all shares underlying the fiscal 2009 awards when calculating diluted EPS as those shares are not contingently issuable.

        In October and November 1997, HP issued U.S. dollar zero-coupon subordinated convertible notes due 2017 (the "LYONs"), the outstanding principal amount of which was redeemed in March 2008. The LYONs were convertible at the option of the holders at any time prior to maturity, unless previously redeemed or otherwise purchased. For purposes of calculating diluted earnings per share for the nine months ended July 31, 2008, the interest expense (net of tax) associated with the LYONs was added back to net earnings, and the shares issuable upon conversion of the LYONs were included in the weighted-average shares used to compute diluted earnings per share for periods that the LYONs were outstanding.

Note 4: Balance Sheet Details

        Balance sheet details were as follows:

  Accounts and Financing Receivables

	July 31, 2009	October 31, 2008
	In millions
Accounts receivable	$15,376	$17,481
Allowance for doubtful accounts	(641)	(553)

	$14,735	$16,928

Financing receivables	$2,580	$2,355
Allowance for doubtful accounts	(48)	(41)

	$2,532	$2,314

        HP has revolving trade receivables-based facilities permitting it to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $586 million as of July 31, 2009. HP sold $1,321 million of trade receivables during the first nine months of fiscal 2009. As of July 31, 2009, HP had $342 million available under these programs.

  Inventory

	July 31, 2009	October 31, 2008
	In millions
Finished goods	$3,809	$5,219
Purchased parts and fabricated assemblies	2,041	2,660

	$5,850	$7,879

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 4: Balance Sheet Details (Continued)

  Property, Plant and Equipment

	July 31, 2009	October 31, 2008
	In millions
Land	$514	$526
Buildings and leasehold improvements	7,383	7,238
Machinery and equipment	12,232	11,121

	20,129	18,885

Accumulated Depreciation	(8,935)	(8,047)

	$11,194	$10,838

Note 5: Acquisitions

        In the first nine months of fiscal 2009, HP completed its acquisition of Lefthand Networks, Inc., a leading provider of storage virtualization and solutions for $347 million in cash including direct transaction costs and the assumption of certain liabilities in connection with the transaction. HP recorded $273 million to goodwill, $95 million to purchased intangibles and $6 million to in-process research and development ("IPR&D") charges related to this acquisition. Lefthand Networks is being integrated into HP's Enterprise Storage and Servers segment within the Technology Solutions Group. HP does not expect goodwill recorded with respect to this acquisition to be deductible for tax purposes. HP has not presented pro forma results of operations because this acquisition is not material to HP's consolidated financial statements.

  Subsequent Acquisition

        In August 2009, HP completed its acquisition of IBRIX, Inc. a leading provider of enterprise-class file serving software. IBRIX will be integrated into the Enterprise Storage and Servers segment. This acquisition is not material to HP's consolidated financial statements.

  Acquisition of Electronic Data Systems Corporation ("EDS")

        As previously disclosed in its Consolidated Financial Statements for the fiscal year ended October 31, 2008, HP completed its acquisition of EDS on August 26, 2008. The purchase price for EDS was $13.0 billion, comprised of $12.7 billion cash paid for outstanding common stock, $328 million for the estimated fair value of stock options and restricted stock units assumed, and $36 million for direct transaction costs. Of the total purchase price, a preliminary estimate of $10.5 billion has been allocated to goodwill, $4.5 billion has been allocated to amortizable intangible assets acquired and $2.0 billion has been allocated to net tangible liabilities assumed in connection with the acquisition. HP also expensed $30 million for IPR&D charges.

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

  Pro forma results for EDS acquisition

        The following table presents the unaudited results of HP (including EDS) for the three and nine months ended July 31, 2009 and the unaudited pro forma results for the three and nine months ended July 31, 2008. The unaudited pro forma financial information for the three and nine months ended July 31, 2008 combines the results of operations of HP and EDS as though the companies had been combined as of the beginning of fiscal 2008. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of fiscal 2008. The unaudited pro forma results presented include amortization charges for acquired intangible assets, eliminations of intercompany transactions, restructuring charges, IPR&D charges, adjustments for incremental stock-based compensation expense related to the unearned portion of EDS stock options and restricted stock units assumed, adjustments for depreciation expense for property, plant and equipment, adjustments to interest expense and related tax effects.

	Three months ended July 31		Nine months ended July 31
In millions, except per share data	2009	2008	2009	2008
	Unaudited		Unaudited
Net revenue	$27,451	$33,681	$83,602	$101,042
Net earnings	$1,642	$2,090	$5,212	$5,529
Basic net earnings per share	$0.69	$0.85	$2.18	$2.21
Diluted net earnings per share	$0.67	$0.82	$2.13	$2.14

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets

  Goodwill

        Goodwill allocated to HP's business segments as of July 31, 2009 and changes in the carrying amount of goodwill for the nine months ended July 31, 2009 are as follows:

	Services	Enterprise Storage and Servers	HP Software	Personal Systems Group	Imaging and Printing Group	HP Financial Services	Corporate Investments	Total
	In millions
Balance at October 31, 2008	$16,284	$4,745	$6,162	$2,493	$2,463	$144	$44	$32,335
Goodwill acquired during the period	—	273	—	—	—	—	—	273
Goodwill adjustments	680	(2)	(8)	—	(1)	—	—	669

Balance at July 31, 2009	$16,964	$5,016	$6,154	$2,493	$2,462	$144	$44	$33,277

        During the nine months ended July 31, 2009, HP recorded adjustments of approximately $500 million to the estimated fair values of EDS's intangible assets and net liabilities acquired resulting in an increase to EDS's goodwill, which is allocated to the Services segment. These changes in the estimated fair values relate primarily to restructuring liabilities, fixed assets, intangible assets and net deferred tax liabilities. In addition, goodwill increased approximately $180 million as a result of currency translation related to certain of EDS's foreign subsidiaries whose functional currency is not the U.S. dollar.

  Purchased Intangible Assets

        HP's purchased intangible assets associated with completed acquisitions are composed of:

	July 31, 2009			October 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	In millions
Customer contracts, customer lists and distribution agreements	$6,685	$(2,806)	$3,879	$6,530	$(2,176)	$4,354
Developed and core technology and patents	4,151	(2,627)	1,524	4,189	(2,147)	2,042
Product trademarks	247	(170)	77	253	(109)	144

Total amortizable purchased intangible assets	11,083	(5,603)	5,480	10,972	(4,432)	6,540
Compaq trade name	1,422	—	1,422	1,422	—	1,422

Total purchased intangible assets	$12,505	$(5,603)	$6,902	$12,394	$(4,432)	$7,962

        For the nine months ended July 31, 2009, HP recorded an increase of $51 million to purchased intangibles as a result of currency translation related to certain of EDS's foreign subsidiaries whose financial currency is not the U.S. dollar. HP also recorded a reduction of $35 million to the estimated fair value of EDS's intangible assets acquired.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 6: Goodwill and Purchased Intangible Assets (Continued)

        Estimated future amortization expense related to finite lived purchased intangible assets at July 31, 2009 is as follows:

Fiscal year:	In millions
2009 (remaining 3 months)	$354
2010	1,320
2011	1,035
2012	844
2013	707
Thereafter	1,220

Total	$5,480

Note 7: Restructuring Charges

  Fiscal 2009 Restructuring Plan

        In May 2009, HP's management approved and initiated a restructuring plan to structurally change and improve the effectiveness of IPG, PSG and ESS. In the third quarter of fiscal 2009, HP recorded a net charge of $295 million in severance-related costs associated with the planned elimination of approximately 5,000 positions. As of July 31, 2009, approximately 1,200 positions have been eliminated. HP expects the majority of the restructuring costs to be paid out by the fourth quarter of fiscal 2010. In future quarters, HP expects to record an additional charge of approximately $8 million related to severance costs associated with this plan.

  Fiscal 2008 Restructuring Plan

        In connection with the acquisition of EDS on August 26, 2008, HP's management approved and initiated a restructuring plan to streamline the combined company's services business and to better align the structure and efficiency of that business with HP's operating model. The restructuring plan is expected to be implemented over four years from the acquisition date and includes changes to the combined company's workforce as well as changes to corporate overhead functions such as real estate and IT.

        In the fourth quarter of fiscal 2008, HP recorded a liability of approximately $1.8 billion related to this restructuring plan. Approximately $1.5 billion of the liability was associated with pre-acquisition EDS and was recorded to goodwill, and the remaining approximately $0.3 billion was associated with HP and was recorded as a restructuring charge. The liability consisted mainly of severance costs to eliminate approximately 25,000 positions, costs to vacate duplicative facilities and costs associated with early termination of certain contractual obligations. HP recorded net charges for severance and facilities costs of $67 million and $310 million, for the three and nine months ended July 31, 2009, respectively, along with year-to-date adjustments to goodwill of $276 million. As of July 31, 2009, over 16,000 positions have been eliminated.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 7: Restructuring Charges (Continued)

        HP expects the majority of the restructuring costs to be paid out by the second quarter of fiscal 2010. In future quarters, HP expects to record an additional charge of approximately $497 million related to the cost to vacate duplicative facilities and severance costs.

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

  Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of HP's restructuring plans described above for the three and nine months ended July 31, 2009 were as follows:

		Three months ended July 31, 2009 charges (reversals)	Nine months ended July 31, 2009 charges (reversals)					As of July 31, 2009
						Non-cash settlements and other adjustments
	Balance, October 31, 2008			Goodwill adjustments	Cash payments		Balance, July 31, 2009	Total costs and adjustments to date	Total expected costs and adjustments
	In millions
Fiscal 2009 Plan	$—	$295	$295	$—	$(19)	$3	$279	$295	$303
Fiscal 2008 HP/EDS Plan:
Severance	$1,444	$36	$267	$96	$(770)	$70	$1,107	$1,898	$1,936
Infrastructure	248	31	43	180	(34)	(17)	420	476	935

Total severance and other restructuring activities	$1,692	$67	$310	$276	$(804)	$53	$1,527	$2,374	$2,871
Prior fiscal year plans	77	—	(3)	(2)	(21)	4	55	6,343	6,343

Total restructuring plans	$1,769	$362	$602	$274	$(844)	$60	$1,861	$9,012	$9,517

        At July 31, 2009 and October 31, 2008, HP included the long-term portion of the restructuring liability of $440 million and $670 million, respectively, in Other liabilities, and the short-term portion in Accrued restructuring in the accompanying Consolidated Condensed Balance Sheets.

  Workforce Rebalancing

        As part of HP's ongoing business operations, HP incurred workforce rebalancing charges for severance and related costs within certain business segments during the first nine months of fiscal 2009. Workforce rebalancing activities are considered part of normal operations as HP continues to optimize its cost structure. Workforce rebalancing costs are included in HP's business segment results, and HP expects to incur additional workforce rebalancing costs in the future.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value

        Effective November 1, 2008, HP adopted the applicable portions of SFAS 157 as referenced in Note 1. Pursuant to the provisions of SFAS 157-2, HP will not apply the provisions of SFAS 157 until the first quarter of fiscal 2010 for the following major categories of nonfinancial assets and liabilities from the Consolidated Condensed Balance Sheet: Property, plant and equipment, Goodwill, Purchased intangible assets and the Asset retirement obligations within Other accrued liabilities and Other liabilities. The adoption did not have a material impact on HP's financial statements and did not result in any changes to the opening balance of retained earnings as of November 1, 2008.

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

        Cash Equivalents: HP holds money market funds investing mainly in treasury bills, which are classified under level 1. HP also invests in time deposits and commercial paper, which are classified under level 2.

        Investments: HP holds time deposits, corporate and foreign government notes and bonds, commercial paper, and common stock and equivalents. In general, and where applicable, HP uses quoted prices in active markets for identical assets or liabilities to determine fair value. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, HP uses quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, HP uses internally developed valuation models, whose inputs include bid prices, and third party valuations utilizing underlying assets assumptions.

        Derivative Instruments: As discussed in Note 9, HP mainly holds non-speculative forwards, swaps and options to hedge certain foreign currency and interest rate exposures. When active market quotes are not available, HP uses industry standard valuation models. Where applicable, these models project

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit risk, foreign exchange rates, and forward and spot prices for currencies. In certain cases, market-based observable inputs are not available and, in those cases, HP uses management judgment to develop assumptions which are used to determine fair value.

        The following table presents HP's assets and liabilities as of July 31, 2009 that are measured at fair value on a recurring basis:

	Fair Value Measured Using
				Total Balance
	Level 1	Level 2	Level 3
	In millions
Assets
Time deposits	$—	$8,989	$—	$8,989
Commercial paper	—	1,000	49	1,049
Money market funds	715	—	—	715
Other debt securities	14	343	—	357
Marketable equity securities	7	4	—	11
Derivatives	—	660	3	663

Total	$736	$10,996	$52	$11,784

Liabilities
Derivatives	$—	$705	$5	$710

Total	$—	$705	$5	$710

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

        The following tables present the changes in level 3 instruments for the three and nine months ended July 31, 2009 that are measured on a recurring basis. The majority of the level 3 balances consist of investment securities classified as available-for-sale with changes in fair value recorded in other comprehensive income ("OCI").

	Fair Value Measured Using Significant Unobservable Inputs (Level 3)
Three Months Ended July 31, 2009	Commercial Paper	Derivative Instruments	Total
	In millions
Beginning balance at May 1, 2009	$49	$—	$49
Total losses (realized/unrealized):
Included in earnings(1)	—	—	—
Included in other comprehensive income	—	(2)	(2)
Purchases, issuances, and settlements	—	—	—

Ending balance at July 31, 2009	$49	$(2)	$47

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of July 31, 2009	$—	$—	$—

Nine Months Ended July 31, 2009
Beginning balance at November 1, 2008	$64	$(1)	$63
Total losses (realized/unrealized):
Included in earnings(1)	(3)	—	(3)
Included in other comprehensive income	(11)	(2)	(13)
Purchases, issuances, and settlements	(1)	1	—

Ending balance at July 31, 2009	$49	$(2)	$47

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held as of July 31, 2009	$(2)	$—	$(2)

(1)
Included in Interest and other, net in the accompanying Consolidated Condensed Statements of Earnings.

        HP measures certain assets including cost and equity method investments at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. As of July 31, 2009, such assets with a total fair value of $2 million were included in the level 2 hierarchy. In the three and nine months ended July 31, 2009, HP recorded an impairment charge of $3 million and $37 million, respectively. Of the $37 million, $33 million was charged to goodwill.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 8: Fair Value (Continued)

        HP reviews the carrying values of the investments when events and circumstances warrant and considers all available evidence in evaluating when declines in fair value are other-than-temporary. The fair values of the investments are determined based on valuation techniques using the best information available, which may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value, is determined to be other-than-temporary and is related to credit loss for debt securities.

        Effective November 1, 2008, HP also adopted SFAS 159, which allows an entity to elect to measure certain financial instruments at fair value on a contract-by-contract basis. Subsequent to the election, any unrealized gains and losses from the fair value measurement of the financial instruments will be recognized in earnings. As of July 31, 2009, HP did not elect such option for any eligible financial instruments.

Note 9: Financial Instruments

  Investments in Debt and Equity Securities

        Investments in short-term and long-term available-for-sale debt and equity securities at fair value as of July 31, 2009 and October 31, 2008 were as follows:

	As of July 31, 2009				As of October 31, 2008
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	In millions
Available-for-Sale Securities
Debt securities:
Time deposits	$66	$—	$—	$66	$103	$—	$—	$103
Commercial paper	79	—	(30)	49	83	—	(20)	63
Other debt securities	25	—	—	25	21	1	—	22

Total debt securities	170	—	(30)	140	207	1	(20)	188
Equity securities in public companies	3	3	—	6	3	2	—	5

	$173	$3	$(30)	$146	$210	$3	$(20)	$193

        Time deposits consist of certificate of deposits with maturity dates greater than three months. Other debt securities consist primarily of fixed-interest securities invested for early retirement purposes and also a fixed income fund. Equity securities in public companies are primarily common stock.

        As discussed in Note 8, HP estimated the fair values based on quoted market prices or pricing models using current market rates. These estimated fair values may not be representative of actual values that could have been realized as of the reporting period or that will be realized in the future.

        The gross unrealized loss as of July 31, 2009 was due primarily to declines in commercial paper that had been in a continuous loss position for less than twelve months. HP intends to hold the commercial paper and believes that it is unlikely that HP will be required to sell the commercial paper before recovery of the amortized cost. In the three months ended July 31, 2009, HP did not recognize

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

any impairment charge associated with the commercial paper. In the nine months ended July 31, 2009, HP recognized an impairment charge of $2 million associated with its commercial paper.

        Contractual maturities of available-for-sale debt securities at July 31, 2009 were as follows:

	Available-for-Sale Securities
	Cost	Estimated Fair Value
	In millions
Due in less than one year	$66	$66
Due in 1-5 years	25	25
Due in more than five years	79	49

	$170	$140

        There were no sales or maturities of available-for-sale and other securities for the three months ended July 31, 2009. Proceeds from sales or maturities of available-for-sale and other securities were $103 million for the nine months ended July 31, 2009. There were no realized gains or losses on available-for-sale and other securities for the three and nine months ended July 31, 2009. The specific identification method is used to account for gains and losses on available-for-sale securities.

        A summary of the carrying values and balance sheet classification of all short-term and long-term investments in debt and equity securities as of July 31, 2009 and October 31, 2008 was as follows:

	July 31, 2009	October 31, 2008
	In millions
Available-for-sale debt securities	$66	$93

Short-term investments	66	93

Available-for-sale debt securities	74	95
Available-for-sale equity securities	6	5
Equity securities in privately-held companies	148	145
Marketable trading securities and other investments	14	280

Included in long-term financing receivables and other assets	242	525

Total investments	$308	$618

        Equity securities in privately-held companies include cost basis and equity method investments. Marketable trading securities and other investments consist primarily of marketable trading securities held to generate returns that HP expects to offset changes in certain liabilities related to deferred compensation arrangements. HP includes gains or losses from changes in fair value of these securities, offset by losses or gains on the related liabilities, in Interest and other, net, in HP's Consolidated Condensed Statements of Earnings. The net losses associated with these securities were $5 million and $11 million, respectively, for the three and nine months ended July 31, 2009.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

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

        Certain of HP's derivative instruments contain credit-risk-related contingent features, such as a provision whereby the counterparties to the derivative instruments could request collateralization on derivative instruments in net liability positions if HP's credit rating falls below investment grade. As of July 31, 2009, HP was not required to post any collateral and HP did not have any derivative instruments with credit-risk-related contingent features that were in a significant net liability position.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

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

  Cash Flow Hedges

        HP uses a combination of forward contracts and options designated as cash flow hedges to protect against the foreign currency exchange rate risks inherent in its forecasted net revenue and, to a lesser extent, cost of sales, operating expense, and intercompany lease loan denominated in currencies other than the U.S. dollar. HP's foreign currency cash flow hedges mature generally within six months. However, certain leasing revenue-related forward contracts and intercompany lease loan forward contracts extend for the duration of the lease term, which can be up to five years. For derivative instruments that are designated and qualify as cash flow hedges, HP initially records the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive loss as a separate component of stockholders' equity and subsequently reclassifies these amounts into earnings in the period during which the hedged transaction is recognized in earnings. HP reports the effective portion of cash flow hedges in the same financial statement line item as the changes in value of the hedged item. During the nine months ended July 31, 2009, HP did not discontinue any cash flow hedge for which it was probable that a forecasted transaction would not occur.

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

  Other Derivatives

        Other derivatives not designated as hedging instruments under SFAS 133 consist primarily of forward contracts HP uses to hedge foreign currency balance sheet exposures. HP also uses total return swaps and, to a lesser extent, interest rate swaps, based on the equity and fixed income indices, to hedge its executive deferred compensation plan liability. For derivative instruments not designated as hedging instruments under SFAS 133, HP recognizes changes in the fair values in earnings in the

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

period of change. HP recognizes the gain or loss on foreign currency forward contracts used to hedge balance sheet exposures in Interest and other, net in the same period as the remeasurement gain and loss of the related foreign currency denominated assets and liabilities. HP recognizes the gain or loss on the total return swaps and interest rate swaps in Interest and other, net in the same period as the gain or loss from the change in market value of the executive deferred compensation plan liability.

  Hedge Effectiveness

        For interest rate swaps designated as fair value hedges, HP measures effectiveness by offsetting the change in fair value of the hedged debt with the change in fair value of the derivative. For foreign currency options and forward contracts designated as cash flow or net investment hedges, HP measures effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. HP recognizes any ineffective portion of the hedge, as well as amounts not included in the assessment of effectiveness, in the Consolidated Condensed Statements of Earnings. As of July 31, 2009, the portion of hedging instruments' gain or loss excluded from the assessment of effectiveness was not material for fair value, cash flow or net investment hedges. Hedge ineffectiveness for fair value, cash flow and net investment hedges was not material for the three and nine months ended July 31, 2009.

  Fair Value of Derivative Instruments in the Consolidated Condensed Balance Sheet

        As discussed in Note 8, HP estimates the fair values of derivatives based on quoted market prices or pricing models using current market rates and records all derivatives on the balance sheet at fair

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

value. The gross notional and fair value of derivative financial instruments in the Consolidated Condensed Balance Sheet as of July 31, 2009 were as follows:

	As of July 31, 2009
	Gross Notional(1)	Other Current Assets	Long-term Financing Receivables and Other Assets	Other Accrued Liabilities	Other Liabilities
	In millions
Derivatives designated as hedging instruments under SFAS 133
Fair value hedges:
Interest rate contracts	$6,575	$—	$296	$—	$33
Cash flow hedges:
Foreign exchange contracts	14,397	119	18	354	23
Net investment hedges:
Foreign exchange contracts	1,296	17	16	37	26

Total derivatives designated as hedging instruments under SFAS 133	$22,268	$136	$330	$391	$82

Derivatives not designated as hedging instruments under SFAS 133
Foreign exchange contracts	$14,553	$96	$47	$159	$44
Interest rate contracts(2)	2,213	—	33	—	34
Total return contracts	223	21	—	—	—

Total derivatives not designated as hedging instruments under SFAS 133	$16,989	$117	$80	$159	$78

Total derivatives	$39,257	$253	$410	$550	$160

(1)
Represents the face amounts of contracts that were outstanding as of July 31, 2009.

(2)
Represents offsetting swaps acquired through previous business combination that were not designated as hedging instruments under SFAS 133.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

  Effect of Derivative Instruments on the Consolidated Condensed Statements of Earnings

        The before-tax effect of a derivative instrument and related hedged item in a fair value hedging relationship for the three and nine months ended July 31, 2009 was as follows:

	Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Derivative Instrument	Location	Three months ended July 31, 2009	Nine months ended July 31, 2009	Hedged Item	Location	Three months ended July 31, 2009	Nine months ended July 31, 2009
		In millions				In millions
Interest rate contracts	Interest and other, net	$(94)	$155	Fixed-rate Debt	Interest and other, net	$91	$(161)

        The before-tax effect of derivative instruments in cash flow and net investment hedging relationships for the three and nine months ended July 31, 2009 was as follows:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)			Gain Recognized in Income on Derivative(1) (Ineffective portion and Amount Excluded from Effectiveness Testing)
	Three months ended July 31, 2009	Nine months ended July 31, 2009	Location	Three months ended July 31, 2009	Nine months ended July 31, 2009	Location	Three months ended July 31, 2009	Nine months ended July 31, 2009
	In millions			In millions			In millions
Cash flow hedges:
Foreign exchange contracts	$(612)	$(743)	Net revenue	$(162)	$713	Net revenue	$—	$—
Foreign exchange contracts	38	72	Cost of products	43	124	Cost of products	—	—
Foreign exchange contracts	5	(4)	Other operating expenses	(1)	(5)	Other operating expenses	—	—
Foreign exchange contracts	(5)	(6)	Interest and other, net	(2)	(4)	Interest and other, net	—	—
Foreign exchange contracts	14	19	Net revenue	2	7	Interest and other, net	2	4

Total cash flow hedges	$(560)	$(662)		$(120)	$835		$2	$4

Net investment hedges:
Foreign exchange contracts	$(96)	$(127)	Interest and other, net	$—	$—	Interest and other, net	$—	$—

(1)
Amount of gain recognized in income on derivative represents a $2 million gain and a $4 million gain related to the amount excluded from the assessment of hedge effectiveness in the three and nine months ended July 31, 2009, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 9: Financial Instruments (Continued)

        HP expects to reclassify net accumulated other comprehensive gain of $154 million, net of taxes, to earnings in the next twelve months along with the earnings effects of the related forecasted transactions in association with cash flow hedges.

        The before-tax effect of derivative instruments not designated as hedging instruments on the Consolidated Condensed Statements of Earnings was as follows:

	Gain (Loss) Recognized in Income on Derivative
	Location	Three months ended July 31, 2009	Nine months ended July 31, 2009
		In millions
Foreign exchange contracts	Interest and other, net	$(452)	$(663)
Total return contracts	Interest and other, net	11	20
Interest rate contracts	Interest and other, net	8	16

Total		$(433)	$(627)

  Other Financial Instruments

        For certain of HP's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, financing receivables, notes payable and short-term borrowings, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The estimated fair value of HP's short- and long-term debt was approximately $17.3 billion at July 31, 2009, compared to a carrying value of $17.2 billion at that date. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to HP for bank loans with similar terms and maturities.

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

	July 31, 2009	October 31, 2008
	In millions
Minimum lease payments receivable	$6,033	$5,338
Allowance for doubtful accounts	(108)	(90)
Unguaranteed residual value	245	254
Unearned income	(552)	(466)

Financing receivables, net	5,618	5,036
Less current portion	(2,532)	(2,314)

Amounts due after one year, net	$3,086	$2,722

        Equipment leased to customers under operating leases was $3.0 billion at July 31, 2009 and $2.3 billion at October 31, 2008 and is included in Property, plant and equipment in the Consolidated Condensed Balance Sheets. Accumulated depreciation on these operating leases was $0.9 billion at July 31, 2009 and $0.5 billion at October 31, 2008.

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

        The changes in HP's aggregate product warranty liabilities for the nine months ended July 31, 2009 were as follows:

In millions
Product warranty liability at October 31, 2008	$2,614
Accruals for warranties issued	1,915
Adjustments related to pre-existing warranties (including changes in estimates)	(193)
Settlements made (in cash or in kind)	(2,003)

Product warranty liability at July 31, 2009	$2,333

Note 12: Borrowings

  Notes Payable and Short-Term Borrowings

        Notes payable and short-term borrowings, including the current portion of long-term debt, were as follows:

	July 31, 2009		October 31, 2008
	Amount Outstanding	Weighted- Average Interest Rate	Amount Outstanding	Weighted- Average Interest Rate
	In millions
Commercial paper	$275	1.4%	$7,146	2.7%
Current portion of long-term debt	2,610	2.8%	2,674	4.3%
Notes payable to banks, lines of credit and other	403	2.2%	356	5.3%

	$3,288		$10,176

        Notes payable to banks, lines of credit and other includes deposits associated with HP's banking-related activities of approximately $311 million and $262 million at July 31, 2009 and October 31, 2008, respectively.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

  Long-Term Debt

        Long-term debt was as follows:

	July 31, 2009	October 31, 2008
	In millions
U.S. Dollar Global Notes
2002 Shelf Registration Statement:
$500 issued at discount to par of 99.505% in June 2002 at 6.5%, due July 2012	$499	$499
2006 Shelf Registration Statement:
$600 issued at par in February 2007 at three-month USD LIBOR plus 0.11%, due March 2012	600	600
$900 issued at discount to par of 99.938% in February 2007 at 5.25%, due March 2012	900	900
$500 issued at discount to par of 99.694% in February 2007 at 5.4%, due March 2017	499	499
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.01%, due June 2009	—	1,000
$1,000 issued at par in June 2007 at three-month USD LIBOR plus 0.06%, due June 2010	1,000	1,000
$750 issued at par in March 2008 at three-month USD LIBOR plus 0.40%, due September 2009	750	750
$1,500 issued at discount to par of 99.921% in March 2008 at 4.5%, due March 2013	1,499	1,499
$750 issued at discount to par of 99.932% in March 2008 at 5.5%, due March 2018	750	750
$2,000 issued at discount to par of 99.561% in December 2008 at 6.125%, due March 2014	1,992	—
$275 issued at par in February 2009 at three-month USD LIBOR plus 1.75%, due February 2011	275	—
$1,000 issued at discount to par of 99.956% in February 2009 at 4.25%, due February 2012	1,000	—
$1,500 issued at discount to par of 99.993% in February 2009 at 4.75%, due June 2014	1,500	—
2009 Shelf Registration Statement:
$750 issued at par in May 2009 at three-month USD LIBOR plus 1.05%, due May 2011	750	—
$1,000 issued at discount to par of 99.967% in May 2009 at 2.25%, due May 2011	1,000	—
$250 issued at discount to par of 99.984% in May 2009 at 2.95%, due August 2012	250	—

	13,264	7,497

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

	July 31, 2009	October 31, 2008
	In millions
EDS Senior Notes
$700 issued October 1999 at 7.125%, due October 2009	702	712
$1,100 issued June 2003 at 6.0%, due August 2013	1,143	1,150
$300 issued October 1999 at 7.45%, due October 2029	316	316

	2,161	2,178

Other, including capital lease obligations, at 3.75%-9.14%, due in calendar year 2009-2029 and at 3.75%-8.63%, due in calendar year 2008-2029	784	597
Fair value adjustment related to SFAS No. 133	293	78

	16,502	10,350

Less: current portion	(2,610)	(2,674)

Total long-term debt	$13,892	$7,676

        HP may redeem some or all of the Global Notes set forth in the above table at any time at the redemption prices described in the prospectus supplements relating thereto. The Global Notes are senior unsecured debt.

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

        In May 2009, HP filed a shelf registration statement (the "2009 Shelf Registration Statement") with the Securities and Exchange Commission ("SEC") to enable the Company to offer and sell, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2009 Shelf Registration Statement replaced a similar registration statement filed in May 2006 that expired in May 2009 (the "2006 Shelf Registration Statement"). As of July 31, 2009, HP had $10.8 billion of global notes issued under the 2006 Shelf Registration Statement and $2.0 billion of global notes issued under the 2009 Shelf Registration Statement. On December 5, 2008, HP issued $2.0 billion of global notes under the 2006 Shelf Registration Statement. The global notes issued in December 2008 are due in March 2014, bear interest at a fixed interest rate of 6.125% per annum and were issued at a discount to par of 99.561%. On February 26, 2009, HP issued an additional $2.8 billion of global notes under the 2006 Shelf Registration Statement. The global notes include $275 million of floating rate notes at three-month USD LIBOR plus 1.75% due February 2011 issued at par, $1.0 billion of notes due February 2012 with a fixed rate of 4.25% per annum issued at a discount to par of 99.956% and $1.5 billion of notes due June 2014 with a fixed rate of 4.75% per annum issued at a discount to par of 99.993%. On May 27, 2009, HP issued $2.0 billion of global notes under the 2009 Shelf Registration Statement. The global notes issued in May 2009 include $1.0 billion of notes due May 2011 with a fixed rate of 2.25% per annum issued at a discount to par of 99.967%, $750 million of floating rate notes due May 2011 at three-month USD LIBOR plus 1.05% issued at par, and $250 million of notes due August 2012 with a fixed rate of 2.95% per annum issued at a discount to par of 99.984%. HP used the net proceeds from

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 12: Borrowings (Continued)

the December 2008, February 2009 and May 2009 offerings for general corporate purposes and the repayment of short-term commercial paper, some of which was issued in connection with its acquisition of EDS.

        In May 2008, HP's Board of Directors approved increasing the capacity of HP's U.S. commercial paper program by $10.0 billion to $16.0 billion. HP's subsidiaries are authorized to issue up to an additional $1.0 billion of commercial paper, of which $500 million of capacity is currently available to be used by Hewlett-Packard International Bank PLC, a wholly-owned subsidiary of HP, for its Euro Commercial Paper/Certificate of Deposit Programme.

        In October 2008, HP registered for the Commercial Paper Funding Facility ("CPFF") provided by the Federal Reserve Bank of New York. The facility enables HP to issue three-month unsecured commercial paper through a special purpose vehicle of the Federal Reserve at a rate established by the CPFF program, which is currently equal to a spread over the three-month overnight index swap rate. The maximum amount of commercial paper that HP may issue at any time through this program is $10.4 billion less the total principal amount of all other outstanding commercial paper that HP has issued. The CPFF program is currently scheduled to expire on February 1, 2010. As of July 31, 2009, HP had not issued any commercial paper under the CPFF program.

        HP has a $2.9 billion five-year credit facility expiring in May 2012. In February and July 2008, HP entered into additional 364-day credit facilities of $3.0 billion and $8.0 billion, respectively. The February 2008 credit facility expired in February 2009, at which time HP entered into a new $3.5 billion 364-day credit facility. HP terminated the July 2008 credit facility in May 2009, which reduced the total amount available under its credit facilities to $6.4 billion. Commitment fees, interest rates and other terms of borrowing under the credit facilities vary based on HP's external credit ratings. The credit facilities are senior unsecured committed borrowing arrangements primarily to support the issuance of U.S. commercial paper.

        HP also maintains uncommitted lines of credit from a number of financial institutions that are available through various foreign subsidiaries. The amount available for use as of July 31, 2009 was approximately $1.3 billion.

        Included in Other, including capital lease obligations, are borrowings that are collateralized by certain financing receivable assets. As of July 31, 2009, the carrying value of the assets approximated the carrying value of the borrowings of $10 million.

        At July 31, 2009, HP was able to issue an unspecified amount of additional debt securities, common stock, preferred stock, depositary shares and warrants under the 2009 Shelf Registration Statement. As of that date, HP also had up to approximately $17.5 billion of available borrowing resources, including $16.2 billion under its commercial paper programs, $6.4 billion of which is supported by its credit facilities, and approximately $1.3 billion under other programs.

Note 13: Income Taxes

  Provision for Taxes

        HP's effective tax rate was 17.8% and 20.6% for the three months ended July 31, 2009 and July 31, 2008, respectively, and 18.1% and 20.6% for the nine months ended July 31, 2009 and July 31, 2008, respectively. HP's effective tax rate generally differs from the U.S. federal statutory rate of 35%

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Income Taxes (Continued)

due to favorable tax rates associated with certain earnings from HP's operations in lower-tax jurisdictions throughout the world. HP has not provided U.S. taxes for all of such earnings because HP plans to reinvest some of those earnings indefinitely outside the United States.

        In the three and nine months ended July 31, 2009, HP recorded discrete items with a net tax benefit of $145 million and $163 million, respectively, decreasing the effective tax rate. These amounts include a net tax benefit of $141 million for the adjustment to estimated fiscal 2008 tax accruals upon filing the 2008 U.S. federal income tax return and other miscellaneous discrete items that resulted in a net tax benefit of $4 million and $22 million for the three and nine months ended July 31, 2009, respectively.

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

        During the third quarter of fiscal 2009, the amounts of gross unrecognized tax benefits determined in accordance with Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") decreased by $160 million to $2.1 billion as of July 31, 2009, of which up to $775 million would affect HP's effective tax rate if realized.

        HP recognizes interest expense and penalties on unrecognized tax benefits and interest income from favorable settlements and income tax receivables within income tax expense. As of July 31, 2009 HP had accrued a net $158 million income tax payable for interest and penalties. There were no material amounts of net interest income on tax overpayments recorded during the three and nine months ended July 31, 2009.

        HP engages in continuous discussion and negotiation with tax authorities regarding tax matters in the various jurisdictions. HP does not expect complete resolution of any Internal Revenue Service ("IRS") audit cycle within the next 12 months. However, it is reasonably possible that certain federal, foreign and state tax issues may be concluded in the next 12 months, including issues involving transfer pricing and other matters. Accordingly, HP believes it is reasonably possible that its existing unrecognized tax benefits may be reduced by an amount up to $170 million within the next twelve months.

        On July 30, 2009, HP received a Notice of Deficiency from the IRS for its fiscal 2004 and 2005 tax years. The Notice of Deficiency asserted that HP owes additional tax of $92 million and penalties of $5 million. In addition to the proposed deficiency for fiscal 2004 and 2005, the IRS's adjustments for both years, if sustained, would reduce the tax benefits of net operating loss and tax credit carryforwards to subsequent years by approximately $563 million. HP plans to contest certain of the adjustments

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 13: Income Taxes (Continued)

proposed in the Notice of Deficiency. HP believes that it has provided adequate reserves for any tax deficiencies or reductions in tax benefits that could result from the IRS actions.

        HP is subject to income tax in the United States and over sixty foreign countries and is subject to routine corporate income tax audits in many of these jurisdictions. In addition, HP is subject to numerous ongoing audits by state and foreign tax authorities. HP has received from the IRS Notices of Deficiency for its fiscal 1999, 2000, 2004 and 2005 tax years, and Revenue Agent's Reports for its fiscal 2001 and 2002 tax years. The IRS began an audit of HP's 2006 and 2007 income tax returns in 2009. With respect to major foreign and state tax jurisdictions, HP is no longer subject to tax authority examinations for years prior to 1999. HP believes that adequate reserves have been provided for all open tax years.

        The breakdown between current and long-term deferred tax assets and deferred tax liabilities was as follows:

	July 31, 2009	October 31, 2008
	In millions
Current deferred tax assets	$4,297	$3,920
Current deferred tax liabilities	(87)	(97)
Long-term deferred tax assets	1,017	792
Long-term deferred tax liabilities	(3,657)	(3,162)

Total deferred tax assets net of deferred tax liabilities	$1,570	$1,453

Note 14: Stockholders' Equity

  Share Repurchase Program

        HP's share repurchase program authorizes both open market and private repurchase transactions. In the three and nine months ended July 31, 2009, HP executed share repurchases of 29 million shares and 74 million shares, respectively. For the three months ended July 31, 2009, repurchases of 28 million shares were settled for $1.0 billion. For the nine months ended July 31, 2009, repurchases of approximately 85 million shares were settled for $3.0 billion, which included 14 million shares repurchased in transactions that were executed in fiscal 2008 but settled in the first nine months of fiscal 2009. HP had approximately 3 million shares repurchased in the third quarter of fiscal 2009 that will be settled in the fourth quarter of fiscal 2009. HP paid approximately $1.6 billion and $7.7 billion in connection with repurchases of approximately 34 million shares and 171 million shares in the three and nine months ended July 31, 2008, respectively.

        As of July 31, 2009, HP had remaining authorization of $6.1 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on September 19, 2008.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

  Comprehensive Income

        The changes in the components of other comprehensive income ("OCI"), net of taxes, were as follows:

	Three months ended July 31
	2009	2008
	In millions
Net earnings	$1,642	$2,027
Net change in unrealized gains/losses on available-for-sale securities:
Change in net unrealized gains, net of tax of $1 million in 2009 and with no tax effect in 2008	2	1

	2	1

Net change in unrealized gains/losses on cash flow hedges:
Change in net unrealized (losses) gains, net of tax benefit of $112 million in 2009 and net of tax of $1 million in 2008	(193)	2
Net unrealized (gains) losses reclassified into earnings, net of tax of $48 million in 2009 and net of tax benefit of $5 million in 2008	(82)	9

	(275)	11

Net change in cumulative translation adjustment, net of tax of $189 million in 2009 and $6 million in 2008	423	7
Net change in unrealized components of defined benefit plans, net of tax benefit of $30 million in 2009 and $7 million in 2008	(20)	(6)

Comprehensive income	$1,772	$2,040

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 14: Stockholders' Equity (Continued)

	Nine months ended July 31
	2009	2008
	In millions
Net earnings	$5,212	$6,217
Net change in unrealized gains/losses on available-for-sale securities:
Change in net unrealized gains (losses), net of tax of $1 million in 2009 and with no tax effect in 2008	6	(2)
Net unrealized gains reclassified into earnings, with no tax effect in 2009 and 2008	(1)	—

	5	(2)

Net change in unrealized gains/losses on cash flow hedges:
Change in net unrealized (losses) gains, net of tax benefit of $138 million in 2009 and net of tax of $6 million in 2008	(238)	11
Net unrealized (gains) losses reclassified into earnings, net of tax of $418 million in 2009 and net of tax benefit of $32 million in 2008	(721)	56

	(959)	67

Net change in cumulative translation adjustment, net of tax of $180 million in 2009 and $7 million in 2008	178	18
Net change in unrealized components of defined benefit plans, net of tax of $24 million in 2009 and net of tax benefit of $21 million in 2008	45	(46)

Comprehensive income	$4,481	$6,254

        The components of accumulated other comprehensive loss, net of taxes, were as follows:

	July 31, 2009	October 31, 2008
	In millions
Net unrealized losses on available-for-sale securities	$(7)	$(12)
Net unrealized (losses) gains on cash flow hedges	(157)	802
Cumulative translation adjustment	(585)	(763)
Unrealized components of defined benefit plans	(47)	(92)

Accumulated other comprehensive loss	$(796)	$(65)

Note 15: Retirement and Post-Retirement Benefit Plans

  Modifications to Defined Contribution Plans

        HP offers various defined contribution plans for U.S. and non-U.S. employees. As disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2008, HP matches employee contributions to the U.S. HP 401(k) Plan with cash contributions up to a maximum of 6% of eligible compensation for U.S. employees hired prior to August 1, 2008 and up to a maximum of 4% of eligible compensation for U.S. employees hired on or after August 1, 2008. Further, effective January 1, 2009,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

U.S. employees participating in the EDS 401(k) Plan became eligible for a 4% HP matching contribution on eligible compensation.

        Effective April 1, 2009, HP matching contributions under both the U.S. HP 401(k) Plan and the EDS 401(k) Plan were changed to a quarterly, discretionary, performance-based match of up to a maximum of 4% of eligible compensation for all U.S. employees, which will be determined each fiscal quarter based on business results. HP matching contributions will vary from 0% to 100% of the maximum 4% match, based on factors such as quarterly earnings, market share growth, and performance relative to market and economic conditions. HP's matching contributions for the extended period of April 1, 2009 through July 31, 2009 was 100% of the maximum 4% match.

        HP's net pension and post-retirement benefit costs were as follows:

	Three months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	In millions
Service cost	$7	$8	$79	$66	$3	$7
Interest cost	148	59	159	109	18	20
Expected return on plan assets	(133)	(63)	(170)	(171)	(8)	(10)
Amortization and deferrals:
Actuarial (gain) loss	(19)	(9)	18	1	2	5
Prior service benefit	—	—	(2)	(2)	(20)	(14)

Net periodic benefit cost (gain)	$3	$(5)	$84	$3	$(5)	$8
Special termination benefits	—	—	1	—	—	—

Net benefit cost (gain)	$3	$(5)	$85	$3	$(5)	$8

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 15: Retirement and Post-Retirement Benefit Plans (Continued)

	Nine months ended July 31
	U.S. Defined Benefit Plans		Non-U.S. Defined Benefit Plans		Post- Retirement Benefit Plans
	2009	2008	2009	2008	2009	2008
	In millions
Service cost	$20	$24	$231	$193	$10	$21
Interest cost	444	177	458	323	53	59
Expected return on plan assets	(399)	(190)	(493)	(506)	(24)	(30)
Amortization and deferrals:
Actuarial (gain) loss	(53)	(27)	52	1	5	15
Prior service benefit	—	—	(6)	(6)	(59)	(42)

Net periodic benefit cost (gain)	$12	$(16)	$242	$5	$(15)	$23
Settlement gain	(1)	—	—	—	—	—
Curtailment gain	—	—	—	—	(2)	—
Special termination benefits	—	—	4	3	—	—

Net benefit cost (gain)	$11	$(16)	$246	$8	$(17)	$23

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

        As of July 31, 2009, HP has made $394 million of contributions to non-U.S. pension plans, paid $24 million to cover benefit payments to U.S. non-qualified plan participants, and paid $29 million to cover benefit claims under post-retirement benefit plans. HP presently anticipates making additional contributions of approximately $70 million to its non-U.S. pension plans and approximately $5 million to its U.S. non-qualified plan participants and expects to pay up to $15 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2009. HP's pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of asset markets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. HP's next expected measurement date is October 31, 2009.

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

        VerwertungsGesellschaft Wort ("VG Wort"), a collection agency representing certain copyright holders, instituted non-binding arbitration proceedings against HP in June 2001 in Germany before the arbitration board of the Patent and Trademark Office. The proceedings relate to whether and to what extent copyright levies for photocopiers should be imposed in accordance with copyright laws implemented in Germany on MFDs that allegedly enable the production of copies by private persons. Following unsuccessful arbitration, VG Wort filed a lawsuit against HP in May 2004 in the Stuttgart Civil Court in Stuttgart, Germany seeking levies on certain MFDs sold from 1997 to 2001. On December 22, 2004, the court held that HP is liable for payments regarding MFDs sold in Germany, and ordered HP to pay VG Wort an amount equal to 5% of the outstanding levies claimed, plus interest, on MFDs sold in Germany up to December 2001. VG Wort appealed this decision. On July 6, 2005, the Stuttgart Court of Appeals ordered HP to pay VG Wort levies based on the published tariffs for photocopiers in Germany (which range from EUR 38.35 to EUR 613.56 per unit), plus interest, on MFDs sold in Germany up to December 2001. HP appealed the Stuttgart Court of Appeals' decision to the Bundesgerichtshof (the German Federal Supreme Court). On January 30, 2008, the German Federal Supreme Court held that the MFDs covered by this lawsuit were photocopiers within the meaning of the German copyright law that was in effect until December 31, 2007, and, therefore, are

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

subject to the levies on photocopiers established by that law. HP subsequently appealed the decision by filing a claim with the German Federal Constitutional Court challenging that ruling and the application of conventional photocopier levies for MFDs sold in Germany up to December 2001. On June 4, 2009, the German Constitutional Court declined to hear HP's appeal.

        On September 26, 2005, VG Wort filed an additional lawsuit against HP in the Stuttgart Civil Court in Stuttgart, Germany seeking assurance of full payment of levies on MFD units sold in Germany between 1997 and 2001, as well as for MFDs sold from 2002 onwards. On July 26, 2007, the court issued a decision following the ruling of the Stuttgart Court of Appeals with respect to the initial VG Wort lawsuit as described above. HP appealed the decision. On March 25, 2009, the German Association for Information Technology, Telecommunications and New Media e.V. entered into a settlement agreement with VG Wort and Verwertungsgesellschaft Bild-Kunst, another collection agency representing copyright holders ("VG Bild-Kunst"), that provides for the payment of levies on MFDs sold from 2002 through 2007. The levies vary from approximately €13 to €307 per unit depending on the type of device, the date sold and the copy speed and are subject to reduction if VG Wort or VG Bild-Kunst grants more favorable rates in the future to parties within Germany that are not covered by the settlement. HP has acceded to the settlement and paid all amounts due thereunder.

        In July 2004, VG Wort filed a separate lawsuit against HP in the Stuttgart Civil Court seeking levies on printers. On December 22, 2004, the court held that HP is liable for payments regarding all printers using ASCII code sold in Germany but did not determine the amount payable per unit. HP appealed this decision in January 2005 to the Stuttgart Court of Appeals. On May 11, 2005, the Stuttgart Court of Appeals issued a decision confirming that levies are due. On June 6, 2005, HP filed an appeal to the German Federal Supreme Court in Karlsruhe. On December 6, 2007, the German Federal Supreme Court issued a judgment that printers are not subject to levies under the existing law. The court issued a written decision on January 25, 2008, and VG Wort subsequently filed an application with the German Federal Supreme Court under Section 321a of the German Code of Civil Procedure contending that the court did not consider their arguments. On May 9, 2008, the German Federal Supreme Court denied VG Wort's application. In addition, VG Wort has appealed the decision by filing a claim with the German Federal Constitutional Court challenging the ruling that printers are not subject to levies. HP has been directed by the Constitutional Court to respond to VG Wort's claim by October 12, 2009.

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

  •
  A consolidated lawsuit captioned In re HP Inkjet Printer Litigation is pending in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. On January 4, 2008, the court heard plaintiffs' motions for class certification and to add a class representative and HP's motion for summary judgment. On July 25, 2008, the court denied all three motions. On March 30, 2009, the plaintiffs filed a renewed motion for class certification. A hearing on the plaintiffs' motion for class certification is scheduled for November 13, 2009.

  •
  A lawsuit captioned Blennis v. HP was filed on January 17, 2007 in the United States District Court for the Northern District of California where the plaintiffs are seeking class certification, restitution, damages (including enhanced damages), injunctive relief, interest, costs, and attorneys' fees. A class certification hearing is scheduled for January 8, 2010.

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

        Baggett v. HP is a consumer class action filed against HP on June 6, 2007 in the United States District Court for the Central District of California alleging that HP employs a technology in its LaserJet color printers whereby the printing process shuts down prematurely, thus preventing customers from using the toner that is allegedly left in the cartridge. The plaintiffs also allege that HP fails to disclose to consumers that they will be unable to utilize the toner remaining in the cartridge after the printer shuts down. The complaint seeks certification of a nationwide class of purchasers of all HP LaserJet color printers and seeks unspecified damages, restitution, disgorgement, injunctive relief, attorneys' fees and costs. The plaintiffs' motion for class certification and HP's motion for summary judgment are currently pending before the court.

        Rich v. HP is a consumer class action filed against HP on May 22, 2006 in the United States District Court for the Northern District of California. The suit alleges that HP designed its color inkjet printers to unnecessarily use color ink in addition to black ink when printing black and white images and text. The plaintiffs are seeking to certify a nationwide injunctive class and a California-only damages class. A class certification hearing is scheduled for January 8, 2010.

        On December 27, 2001, Cornell University and the Cornell Research Foundation, Inc. filed a complaint, amended on September 6, 2002, against HP in United States District Court for the Northern District of New York alleging that HP's PA-RISC 8000 family of microprocessors, and servers and workstations incorporating those processors, infringe a patent assigned to Cornell Research Foundation, Inc. that describes a way of executing microprocessor instructions. The complaint sought declaratory and injunctive relief and unspecified damages. The patent at issue in this litigation, United States Patent No. 4,807,115, expired on February 21, 2006. Therefore, the plaintiffs are no longer entitled to seek injunctive relief against HP. This matter was tried between May 19 and May 30, 2008,

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 16: Litigation and Contingencies (Continued)

and, on May 30, 2008, a jury returned a verdict in favor of the plaintiffs in the amount of $184 million. On March 30, 2009, the trial court issued four post-trial decisions. The court denied several of HP's post-trial motions, but granted HP's motion to reduce the damages award. The court reduced the award to approximately $53 million and subsequently entered judgment in favor of the plaintiffs in that amount. On April 10, 2009, HP filed a notice that it will appeal the judgment to the United States Court of Appeals for the Federal Circuit. On May 15, 2009, the court awarded approximately $17 million in pre-judgment interest and approximately $1 million in costs and subsequently entered an amended judgment reflecting those awards. On June 2, 2009, the court entered a final amended judgment reflecting the total amount of damages, pre-judgment interest and taxable costs. On June 4, 2009, HP filed an amended notice of appeal.

        Fair Labor Standards Act Litigation. As described below, HP is involved in several lawsuits in which the plaintiffs are seeking unpaid overtime compensation and other damages based on allegations that various employees of EDS or HP have been misclassified as exempt employees under the Fair Labor Standards Act and/or in violation of the California Labor Code:

  •
  Cunningham and Cunningham, et al. v. Electronic Data Systems Corporation is a purported action filed on May 10, 2006 in the U.S. District Court for the Eastern District of New York claiming that current and former EDS employees involved in installing and/or maintaining computer software and hardware were misclassified as exempt employees. Two other purported class actions, Steavens, et al. v. Electronic Data Systems Corporation, which was filed on October 23, 2007, and Azar v. Electronic Data Systems Corporation, which was filed on February 20, 2009, are also pending in the same court alleging similar facts.

  •
  Heffelfinger, et al v. Electronic Data Systems Corporation is a class action filed on November 2006 in California Superior Court claiming that certain EDS information technology workers in California were misclassified exempt employees. The case was subsequently transferred to the U.S. District Court for the Central District of California, which, on January 7, 2008, certified a class of information technology workers in California. On June 6, 2008, the court granted the defendant's motion for summary judgment. The plaintiffs subsequently filed an appeal with the U.S. Court of Appeals for the Ninth Circuit. Three other purported class actions originally filed in California Superior Court, Jameson, et al. v. Electronic Data Systems Corporation, which was filed on July 16, 2008, Karlbom, et al. v. Electronic Data Systems Corporation, which was filed on March 16, 2009, and George, et al. v. Electronic Data Systems Corporation, which was filed on April 2, 2009, are pending in the U.S. District Court for the Central or Southern District of California alleging similar facts.

  •
  Mathias, et al. v. Hewlett-Packard Company is a purported class action filed on August 21, 2009 in the United States District Court for the Northern District of Georgia, Atlanta Division, claiming that certain HP presales technical consulting employees were misclassified as exempt employees.

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

  •
  Services, formerly HP Services, was renamed after the reorganization of the business units subsequent to the acquisition of EDS. Services provides consulting, outsourcing, and technology services across infrastructure, applications, and business process domains. Services delivers to its clients by leveraging investments in consulting and support professionals, infrastructure technology, applications, standardized methodologies, and global supply and delivery. It is divided into four main business units: applications services ("AS"), infrastructure technology outsourcing ("ITO"), business process outsourcing ("BPO") and technology services ("TS"). AS provides a full lifecycle of service offerings to support diverse client requirements, including transformation and modernization services, applications development and applications management. ITO offers five service lines: data center services, workplace services, security compliance and continuity services, networking services, and managed services. BPO is powered by a platform of underlying infrastructure technology, applications and standardized methodologies. It includes four main service lines: enterprise shared services, customer relationship management, financial process management services and administrative services. TS provides services and warranty support across HP's product lines. TS also provides multivendor support to products and environments that are consistent with HP's stated growth strategy. TS specializes in proactive mission-critical support, datacenter transformation and infrastructure services for storage and server environments, as well as unified communication environments and networks. TS offers product support in the form of installation and startup services, hardware and software support, education and training, warranty extensions and replacement parts. Service and support offerings from TS are available in the form of service contracts, pre-packaged offerings or on an individual basis and are available from HP directly or through HP authorized channel partners.

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

  •
  Personal Systems Group provides commercial PCs, consumer PCs, workstations, handheld computing devices, calculators and other related accessories, software and services for the commercial and consumer markets. Commercial PCs are optimized for commercial uses, including enterprise and SMB customers, and for connectivity and manageability in networked environments. Commercial PCs include the HP Compaq business desktops and notebooks, HP EliteBook Tablet Pcs, the HP EliteBook and ProBook lines of professional notebooks, as well as the HP Mini-Note PC, HP Blade PCs, Retail POS systems, and the HP Compaq and Neoware Thin Clients. Consumer PCs are targeted at the home user and include the HP Pavilion and Compaq Presario series of multi media consumer desktops and notebooks, as well as the HP Pavilion Elite desktops, HP HDX Premium notebooks, Touchsmart PCs, HP and Compaq Mini notebooks, Voodoo Gaming PCs and the Media Smart Home Server. HP's Z series desktop workstations and HP Elitebook Mobile Workstations provide advanced graphics, computing, and large modeling capabilities, certified with applications in a wide range of industries and running both Windows® and Linux operating systems. PSG provides a series of HP iPAQ Pocket PC handheld computing devices that run on Windows® Mobile software. These products range from basic PDAs to advanced devices with voice and data capability.

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

        Selected operating results information for each business segment was as follows:

	Three months ended July 31
	Net Revenue		Earnings (Loss) from Operations
	2009	2008(1)	2009	2008(1)
	In millions
Services(2)	$8,470	$4,386	$1,289	$567
Enterprise Storage and Servers	3,660	4,741	356	544
HP Software	847	1,086	153	135

Technology Solutions Group	12,997	10,213	1,798	1,246

Personal Systems Group	8,432	10,254	386	587
Imaging and Printing Group	5,660	7,041	960	1,042
HP Financial Services	670	680	53	51
Corporate Investments	193	271	(10)	26

Segment total	$27,932	$28,459	$3,187	$2,952

	Nine months ended July 31
	Net Revenue		Earnings (Loss) from Operations
	2009	2008(1)	2009	2008(1)
	In millions
Services(2)	$25,704	$12,700	$3,584	$1,573
Enterprise Storage and Servers	11,064	14,341	1,011	1,872
HP Software	2,605	3,072	450	288

Technology Solutions Group	39,373	30,113	5,045	3,733

Personal Systems Group	25,410	31,116	1,195	1,759
Imaging and Printing Group	17,557	22,042	3,139	3,404
HP Financial Services	1,947	2,007	140	141
Corporate Investments	577	719	(48)	40

Segment total	$84,864	$85,997	$9,471	$9,077

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

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

        The reconciliation of segment operating results information to HP consolidated totals was as follows:

	Three months ended July 31		Nine months ended July 31
	2009	2008	2009	2008
	In millions
Net revenue:
Segment total	$27,932	$28,459	$84,864	$85,997
Elimination of inter-segment net revenue and other	(481)	(427)	(1,262)	(1,236)

Total HP consolidated net revenue	$27,451	$28,032	$83,602	$84,761

Earnings before taxes:
Total segment earnings from operations	$3,187	$2,952	$9,471	$9,077
Corporate and unallocated costs and eliminations	(81)	(85)	(119)	(308)
Unallocated costs related to stock-based compensation expense	(132)	(120)	(436)	(375)
Amortization of purchased intangible assets	(379)	(213)	(1,171)	(630)
In-process research and development charges	—	—	(6)	(13)
Restructuring charges	(362)	(5)	(602)	(19)
Acquisition-related charges	(59)	—	(182)	—
Interest and other, net	(177)	23	(589)	98

Total HP consolidated earnings before taxes	$1,997	$2,552	$6,366	$7,830

        HP allocates its assets to its business segments based on the primary segments benefiting from the assets. The total assets of PSG decreased 16% to $13.9 billion as of July 31, 2009 from $16.4 billion as of October 31, 2008 due primarily to a decline in accounts and other receivables and inventory related to the current economic slowdown. The total assets of IPG decreased 19% to $11.5 billion as of July 31, 2009 from $14.2 billion as of October 31, 2008 due primarily to declines in inventory and other receivables. The total assets of HPFS increased 10% to $10.1 billion as of July 31, 2009 from $9.2 billion as of October 31, 2008 due primarily to an increase in financing receivables and assets under operating leases. There have been no material changes in the total assets of HP's other segments.

HEWLETT-PACKARD COMPANY AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements (Continued)

(Unaudited)

Note 17: Segment Information (Continued)

  Net revenue by segment and business unit

	Three months ended July 31		Nine months ended July 31
	2009	2008(1)	2009	2008(1)
	In millions
Net revenue:
Infrastructure technology outsourcing	$3,932	$1,393	$11,620	$3,957
Technology services	2,404	2,614	7,296	7,640
Application services	1,384	336	4,478	984
Business process outsourcing	711	43	2,163	119
Other	39	—	147	—

Services(2)	8,470	4,386	25,704	12,700

Industry standard servers	2,262	2,874	6,572	8,680
Storage	820	1,038	2,551	3,058
Business critical systems	578	829	1,941	2,603

Enterprise Storage and Servers	3,660	4,741	11,064	14,341

Business technology optimization	563	718	1,725	2,006
Other software	284	368	880	1,066

HP Software	847	1,086	2,605	3,072

Technology Solutions Group	12,977	10,213	39,373	30,113

Notebooks	4,802	5,350	14,406	16,387
Desktops	3,090	4,163	9,360	12,494
Workstations	299	463	919	1,415
Handhelds	32	90	136	281
Other	209	188	589	539

Personal Systems Group	8,432	10,254	25,410	31,116

Supplies	3,949	4,527	12,102	13,664
Commercial hardware	1,085	1,718	3,517	5,576
Consumer hardware	626	796	1,938	2,802

Imaging and Printing Group	5,660	7,041	17,557	22,042

HP Financial Services	670	680	1,947	2,007
Corporate Investments	193	271	577	719

Total segments	27,932	28,459	84,864	85,997

Eliminations of inter-segment net revenue and other	(481)	(427)	(1,262)	(1,236)

Total HP consolidated net revenue	$27,451	$28,032	$83,602	$84,761

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

  •
  enterprise information technology infrastructure, including enterprise storage and server technology, and software that optimizes business technology investments; and

  •
  multi-vendor customer services, including infrastructure technology and business process outsourcing, technology support and maintenance, application services, and consulting and integration services.

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

        The operating framework within which we manage our businesses and which guides our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and strategic deployment of capital. Although we have made progress towards our goals in recent periods, there are still many areas in which we believe that we can improve. To implement this operating framework, we are focused on the following initiatives:

  •
  We are engaged in a process of examining every function and every business in the company in order to optimize efficiency and reduce cost.

  •
  We are executing on our ongoing program to consolidate real estate locations worldwide to fewer core sites in order to reduce our IT spending and real estate costs.

  •
  We are aligning our resources and reinvesting a portion of the cost savings from these initiatives to build our market share in emerging markets and to expand our sales coverage to drive growth in mature markets.

  •
  We are building and expanding our services organization, which has been substantially augmented through our acquisition of Electronic Data Systems Corporation ("EDS"), to support our technology businesses and enable us to provide comprehensive solutions to our customers.

  •
  We are developing a global delivery structure to take advantage of regions where advanced technical expertise is available at lower costs.

  •
  We are repurchasing shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically.

        In September 2008, we announced a restructuring plan to gain efficiencies following the EDS acquisition. The restructuring plan is expected to be implemented over four years from the acquisition date and includes a targeted reduction in headcount of approximately 25,000 employees over that period, with the majority of the reductions occurring by the end of fiscal 2009. Our plan includes replacing a portion of these positions in order to optimize our global footprint. As part of this plan, we recorded $1.8 billion in restructuring costs in the fourth quarter of fiscal 2008, $1.5 billion of which was booked to goodwill and $0.3 billion of which was recorded as a restructuring charge. In May 2009, we announced changes to this plan, primarily related to further consolidation of duplicative real estate facilities associated with the acquisition of EDS. For the nine months ended July 31, 2009 we recorded adjustments to goodwill of $0.3 billion and restructuring expenses of $0.3 billion related to severance and real estate costs for the EDS integration activity. We have approximately $0.9 billion of additional costs to record in future quarters for integration, acquisition-related, real estate, and severance costs. See Note 7 to the Consolidated Condensed Financial Statements in Item 1 for further discussion of restructuring charges.

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

        In May 2009, we approved and initiated an additional restructuring plan to structurally change and improve the effectiveness of IPG, PSG and ESS. The restructuring plan will be implemented during the 18-month period ending in October 2010 and includes the targeted elimination of approximately 5,000 positions. See Note 7 to the Consolidated Condensed Financial Statements in Item 1 for further discussion of restructuring charges.

        We are continuing to evaluate our businesses and current market conditions and may consider additional restructuring actions in future periods.

        In terms of how our execution has translated into financial performance, the following provides an overview of our key financial metrics in the third quarter and first nine months of fiscal 2009:

		TSG
	HP Consolidated	Services	ESS	HP Software	Total	PSG	IPG	HPFS
	In millions, except per share amounts
Three Months Ended July 31
Net revenue	$27,451	$8,470	$3,660	$847	$12,977	$8,432	$5,660	$670
Year-over-year net revenue % increase (decrease)	(2.1)%	93.1%	(22.8)%	(22.0)%	27.1%	(17.8)%	(19.6)%	(1.5)%
Earnings from operations	$2,174	$1,289	$356	$153	$1,798	$386	$960	$53
Earnings from operations as a % of net revenue	7.9%	15.2%	9.7%	18.1%	13.9%	4.6%	17.0%	7.9%
Net earnings	$1,642
Net earnings per share
Basic	$0.69
Diluted	$0.67
Nine Months Ended July 31
Net revenue	$83,602	$25,704	$11,064	$2,605	$39,373	$25,410	$17,557	$1,947
Year-over-year net revenue % increase (decrease)	(1.4)%	102.4%	(22.9)%	(15.2)%	30.8%	(18.3)%	(20.3)%	(3.0)%
Earnings from operations	$6,955	$3,584	$1,011	$450	$5,045	$1,195	$3,139	$140
Earnings from operations as a % of net revenue	8.3%	13.9%	9.1%	17.3%	12.8%	4.7%	17.9%	7.2%
Net earnings	$5,212
Net earnings per share
Basic	$2.18
Diluted	$2.13

        Cash and cash equivalents at July 31, 2009 totaled $13.5 billion, an increase of $3.4 billion from October 31, 2008. The increase for the first nine months of fiscal 2009 was due primarily to $9.9 billion of cash provided from operations, which was partially offset by $3.0 billion of cash used to repurchase common stock, $2.3 billion net investment in property, plant and equipment, and $1.3 billion net payment of our debt.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the nine months ended July 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. However, we have expanded our critical accounting policy disclosures beginning the first quarter of fiscal 2009 to include the following summary of our existing policy relating to loss contingencies. This summary previously has appeared, and continues to appear, as part of our disclosures regarding litigation and contingencies in Note 16 to the Consolidated Condensed Financial Statements in Item 1.

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

ACCOUNTING PRONOUNCEMENTS

        As previously reported in our 2008 Annual Report on Form 10-K, we recognized the funded status of our benefit plans at October 31, 2007 in accordance with the recognition provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of Financial Accounting Standards Board ("FASB") Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). In addition to the recognition provisions, SFAS 158 also requires companies to measure the funded status of the plan as of the date of their fiscal year end, effective for fiscal years ending after December 15, 2008. We will adopt the measurement provisions of SFAS 158 effective October 31, 2009 for our pension and post retirement plans. We do not expect the adoption of the measurement provisions of SFAS 158 will have a material effect on our consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"). FSP SFAS 157-2 delays the effective date of SFAS No. 157, "Fair Value Measurements" ("SFAS 157") to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of adoption of FSP SFAS 157-2, we will adopt SFAS 157 for all nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. Although we will continue to evaluate the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities, we do not expect the adoption of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an intangible asset; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of SFAS 141(R) on our consolidated financial statements, which will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement. Among other potential impacts, the adoption of SFAS 141(R) will result in the recognition of certain types of expenses in our results of operations that are currently capitalized pursuant to existing accounting standards.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We do not expect the adoption of SFAS 160 will have a material effect on our consolidated financial statements.

        In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retrospective basis and will be adopted by us in the first quarter of fiscal 2010. We currently do not have any outstanding convertible debt instruments that are subject to the provisions of FSP APB 14-1. However, our U.S. dollar zero-coupon convertible notes that were redeemed in full in March 2008 are subject to the provisions of FSP APB 14-1. As a result, upon adoption of FSP APB 14-1 in the first quarter of fiscal 2010, our fiscal 2008 consolidated results of operations and financial condition will be affected on a retrospective basis. We do not expect the adoption of FSP APB 14-1 will have a material effect on our consolidated financial statements.

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

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized initially at fair value in accordance with SFAS 141(R) and SFAS 157 and amortized over the benefit period. EITF 08-7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact of the adoption of EITF 08-7 on our consolidated financial statements, which will be largely dependent on the nature of the business combinations completed after the adoption of this statement.

        In December 2008, the FASB issued FSP SFAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" ("FSP SFAS 132(R)-1"). FSP SFAS 132(R)-1 requires additional disclosures about assets held in an employer's defined benefit pension or other postretirement plan. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be adopted by us in the first quarter of fiscal 2010. We will present the required disclosures in the prescribed format on a prospective basis upon adoption. FSP SFAS 132(R)-1 will only affect the notes to our consolidated financial statements.

        In April 2009, the FASB issued FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP SFAS 141(R)-1"). FSP SFAS 141(R)-1 addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will be adopted by us in the first quarter of fiscal 2010. We are evaluating the impact the adoption of FSP SFAS 141(R)-1 will have on our consolidated financial statements, which will be largely dependent on the size and nature of the business combinations completed after the adoption of this statement.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS 166"). The most significant amendments resulting from SFAS 166 consist of the removal of the concept of a qualifying special-purpose entity from FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and, for qualifying special-purpose entities, the removal of the exception from applying FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities—an interpretation of Accounting Research Bulletin No. 51" ("FIN 46(R)"). SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS 166 will be adopted by us in the first quarter of fiscal 2011. We do not expect the adoption of SFAS 166 will have a material effect on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and to require ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 also amends FIN 46(R) to require additional disclosures about an enterprise's involvement in variable interest entities. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. SFAS 167 will be adopted by us in the first quarter of fiscal 2011. We are currently evaluating the impact the adoption of SFAS 167 will have on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB. Following this Statement, the FASB will issue new standards in the form of Accounting Standards Updates ("ASUs"). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and therefore is effective for us in the fourth quarter of fiscal 2009. The issuance of SFAS 168 will not change GAAP and therefore the adoption of SFAS 168 will only affect the specific references to GAAP literature in the notes to our consolidated financial statements.

        In August 2009, the FASB issued Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"). This update provides amendments to ASC Topic 820, "Fair Value Measurements and Disclosure" for the fair value measurement of liabilities. We will adopt ASU 2009-05 for all financial liabilities in the fourth quarter of fiscal 2009. We will adopt ASU 2009-05 for all non-financial liabilities in the first quarter of fiscal 2010 when we fully adopt SFAS 157. Although we will continue to evaluate the application of SFAS 157 and this update for our non-financial liabilities, we do not expect the adoption of ASU 2009-05 will have a material effect on our consolidated financial statements.

  Recently Adopted Accounting Pronouncements

        During the first nine months of fiscal 2009, we adopted the following accounting standards, none of which had a material effect on our consolidated financial statements during the period or at the end of the period:

  •
  FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly";

  •
  FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments";

  •
  FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments";

  •
  SFAS No. 165, "Subsequent Events";

  •
  SFAS 157;

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

  •
  SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159");

  •
  EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities";

  •
  SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"); and

  •
  EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards."

        See Note 8 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for the effect of applying SFAS 157, FSP SFAS 157-1, FSP SFAS 157-2, FSP SFAS 157-3, FSP SFAS 157-4 and SFAS 159.

        See Note 9 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference, for the effect of applying SFAS 161.

RESULTS OF OPERATIONS

        Results of operations in dollars and as a percentage of net revenue were as follows:

	Three months ended July 31					Nine months ended July 31
	2009		2008			2009		2008
	Dollars	% of Revenue	Dollars		% of Revenue	Dollars	% of Revenue	Dollars		% of Revenue
	In millions
Net revenue	$27,451	100.0%	$28,032		100.0%	$83,602	100.0%	$84,761		100.0%
Cost of sales(1)	20,936	76.3%	21,197	(2)	75.6%	63,924	76.5%	63,846	(2)	75.3%

Gross profit	6,515	23.7%	6,835		24.4%	19,678	23.5%	20,915		24.7%
Research and development	667	2.4%	895		3.2%	2,115	2.5%	2,701		3.2%
Selling, general and administrative	2,874	10.5%	3,193	(2)	11.4%	8,647	10.3%	9,820	(2)	11.6%
Amortization of purchased intangible assets	379	1.4%	213		0.8%	1,171	1.5%	630		0.8%
In-process research and development charges	—	—	—		—	6	—	13		—
Restructuring	362	1.3%	5		—	602	0.7%	19		—
Acquisition-related charges	59	0.2%	—		—	182	0.2%	—		—

Earnings from operations	2,174	7.9%	2,529		9.0%	6,955	8.3%	7,732		9.1%
Interest and other, net	(177)	(0.6)%	23		0.1%	(589)	(0.7)%	98		0.1%

Earnings before taxes	1,997	7.3%	2,552		9.1%	6,366	7.6%	7,830		9.2%
Provision for taxes	355	1.3%	525		1.9%	1,154	1.4%	1,613		1.9%

Net earnings	$1,642	6.0%	$2,027		7.2%	$5,212	6.2%	$6,217		7.3%

(1)
Cost of products, cost of services and financing interest.

(2)
Certain pursuit-related costs previously reported as Cost of sales have been realigned retroactively to Selling, general and administrative expenses due to organizational realignments.

Net Revenue

        The components of the weighted net revenue decline as compared to the prior-year periods were as follows:

	Three months ended July 31, 2009	Nine months ended July 31, 2009
	Percentage Points
Personal Systems Group	(6.5)	(6.7)
Imaging and Printing Group	(4.9)	(5.3)
Enterprise Storage and Servers	(3.9)	(3.9)
HP Software	(0.9)	(0.5)
Corporate Investments/Other	(0.5)	(0.2)
HP Financial Services	—	(0.1)
Services	14.6	15.3

Total HP	(2.1)	(1.4)

        For the three and nine months ended July 31, 2009, the global slowdown of IT and consumer spending continued to impact our segments. Net revenue decreased 2.1% for the three months ended July 31, 2009 from the prior-year comparable period (increased 3.5% on a constant currency basis) and decreased 1.4% for the first nine months of fiscal 2009 from the prior-year comparable period (increased 3.5% on a constant currency basis). For both periods, the Services segment contributed favorably to the total HP net revenue change primarily as a result of the EDS acquisition. U.S. net revenue increased 16% to $10.3 billion for the third quarter of fiscal 2009, while net revenue from outside of the United States decreased 10% to $17.1 billion. U.S. net revenue increased 16% to $30.3 billion for the first nine months of fiscal 2009, while net revenue from outside of the United States decreased 9% to $53.3 billion. The increase in U.S. net revenue for both periods was primarily a result of the acquisition of EDS.

        The PSG net revenue decline in the three and nine months ended July 31, 2009 was primarily the result of the overall slowdown in the global economy. For both periods, PSG average selling prices ("ASPs") declined in both consumer clients and commercial clients. PSG unit volumes, however, increased 2% for the third quarter of fiscal 2009 and were essentially flat for the first nine months of fiscal 2009, as compared to the same periods in fiscal 2008.

        For the three and nine months ended July 31, 2009, IPG experienced net revenue declines in the commercial and consumer hardware business units and the supplies business unit. Unit volume declines across each of the business units were a result of the softness in both the business and consumer demand environments.

        The net revenue decline in ESS for the three and nine months ended July 31, 2009 was driven by declines in our industry standard servers ("ISS"), business critical systems and storage business units. The revenue declines were due primarily to the economic slowdown and the overall weak demand environment. ISS was the largest business unit contributor to the decline in ESS revenue. ISS unit volumes declined in the third quarter and first nine months of fiscal 2009. ISS average unit prices also declined for the first nine months of fiscal 2009 but stabilized for the third quarter of fiscal 2009 when compared to the prior-year periods.

        For the three and nine months ended July 31, 2009, HP Software experienced net revenue declines in both the Business Technology Optimization ("BTO") and the other software business unit due primarily to revenue declines in licenses and services. Support revenue remained flat for the third quarter of fiscal 2009 and increased for the first nine months of fiscal 2009 as a result of renewal rate increases.

        Net revenue in Corporate Investments and Other declined in the third quarter and first nine months of fiscal 2009 due primarily to a decline in sales of network infrastructure products as a result of a continued slowdown in the networking market.

        The HPFS net revenue decrease for the three and nine months ended July 31, 2009 was due to unfavorable currency movements.

        The net revenue increase in Services in the three and nine months ended July 31, 2009 was due primarily to revenue increases in infrastructure technology outsourcing, application services and business process outsourcing as a result of our acquisition of EDS in the fourth quarter of fiscal 2008, the effect of which was partially offset by unfavorable currency impacts and lower add-on business. Net revenue in technology services declined for both periods due primarily to unfavorable currency impacts and weak economic conditions, the effect of which was partially offset by growth in extended warranty.

Gross Margin

        The gross margin table below identifies each segment's weighted contribution to the change in the total company gross profit from the prior year comparable periods. The weighted components of the gross margin decline as compared to the prior-year periods were as follows:

	Three months ended July 31, 2009	Nine months ended July 31, 2009
	Percentage Points
Enterprise Storage and Servers	(0.7)	(1.0)
HP Software	(0.2)	(0.1)
Services	(0.1)	(0.5)
Corporate Investments/Other	(0.1)	—
HP Financial Services	(0.1)	—
Imaging and Printing Group	0.1	—
Personal Systems Group	0.4	0.4

Total HP	(0.7)	(1.2)

        Total company gross margin decreased for both the third quarter and first nine months of fiscal 2009 as compared to the same periods in the prior year.

        The decrease in ESS gross margin for the three and nine months ended July 31, 2009 was due primarily to competitive pricing in all of the business units as well as product mix shifts.

        The improvements in HP Software gross margin for the three and nine months ended July 31, 2009 resulted primarily from a favorable support revenue mix and services margin increases, the effect of which was partially offset by a lower license mix.

        Services gross margin increased slightly for the three months ended July 31, 2009, due to improved contract cost management, the effect of which was partially offset by the mix effect from the acquisition of the EDS business, which has lower gross margins. Services gross margin decreased slightly for the nine months ended July 31, 2009, attributable to the mix effect from the acquisition of EDS, the effect of which was partially offset by service cost improvements.

        Gross margin in Corporate Investments and Other declined in the three and nine months ended July 31, 2009 as a result of a unit volume decline in the sale of network infrastructure products and competitive pricing.

        The HPFS gross margin decline for the three and nine months ended July 31, 2009 was due primarily to unfavorable currency impacts, higher bad debt expenses, and lower margins for end-of-lease, remarketing and buyout activities, the effect of which was partially offset by higher portfolio margins.

        The increases in IPG gross margin for the three and nine months ended July 31, 2009 resulted primarily from an increase in the supplies mix and supplies pricing, the effect of which was partially offset by hardware margin declines.

        For the three and nine months ended July 31, 2009, PSG contributed positively to the overall company gross margin decline due to the mix effect of its gross margin representing a smaller component of our total gross margin from levels experienced in the prior-year periods. For the third quarter and first nine months of fiscal 2009, PSG gross margin itself declined resulting primarily from ASPs declining at a faster pace than component costs and a mix shift towards lower-end products, the effect of which was partially offset by lower warranty and supply chain costs combined with improvements in the option attach rate.

Operating Expenses

  Research and Development

        Total research and development ("R&D") expense decreased in the third quarter and first nine months of fiscal 2009 as compared to the prior-year periods due primarily to effective cost controls as well as favorable currency impacts related to the movement of the dollar against the euro, the effect of which was partially offset by additional expenses related to Services. Additionally, the decrease in R&D expense in the first nine months of fiscal 2009 was also due to lower compensation expense. For the three and nine months ended July 31, 2009, R&D expense as a percentage of net revenue decreased for IPG and ESS, remained approximately flat for PSG, and increased slightly for HP Software and Services.

  Selling, General and Administrative

        Selling, general and administrative ("SG&A") expense decreased in the three and nine months ended July 31, 2009 from the corresponding prior-year periods, due primarily to favorable currency impacts related to the movement of the dollar against the euro, lower commissions as well as effective cost management, the effect of which was partially offset by additional expenses related to the EDS acquisition. The decrease in SG&A expense in the first nine months of fiscal 2009 was also partially offset by higher bad debt expense. For the three and nine months ended July 31, 2009, SG&A expense as a percentage of net revenue remained approximately flat for ESS and PSG and decreased for each of our other major segments.

  Amortization of Purchased Intangible Assets

        The increase in amortization expense for the three and nine months ended July 31, 2009 as compared to the same periods in the prior year was due primarily to amortization expenses related to the EDS acquisition.

  In-Process Research and Development Charges

        For the three months ended July 31, 2009, we had no in-process research and development ("IPR&D") charges. For the nine months ended July 31, 2009 we recorded $6 million of IPR&D charges. For the nine months ended July 31, 2008, we recorded $13 million of IPR&D charges. IPR&D charges are incurred in connection with our acquisitions.

  Restructuring

        For the three months ended July 31, 2009, we recorded $362 million in restructuring charges. This charge included $67 million of severance and facility costs related to our fiscal 2008 restructuring plan and $295 million of severance costs associated with our fiscal 2009 restructuring plan, which was initiated in the third quarter of fiscal 2009. Restructuring charges for the nine months ended July 31, 2009 were $602 million, which included $310 million of severance and facility costs related to our fiscal 2008 restructuring plan, $295 million of severance cost related to our fiscal 2009 restructuring plan, and a reduction of $3 million related to adjustments to other restructuring plans.

        Restructuring charges for the three and nine months ended July 31, 2008 were $5 million and $19 million, respectively. These charges were due primarily to adjustments for severance and facility costs associated with restructuring programs implemented in fiscal years 2005, 2003, 2002 and 2001, as well as those related to our acquisition of Mercury Interactive Corporation in November 2006.

  Workforce Rebalancing

        As part of our ongoing business operations, we incurred workforce rebalancing charges for severance and related costs within certain business segments during the first nine months of fiscal 2009. Workforce rebalancing activities are considered part of normal operations as we continue to optimize our cost structure. Workforce rebalancing costs are included in our business segment results, and we expect to incur additional workforce rebalancing costs in the future.

  Acquisition-related Charges

        In the three and nine months ended July 31, 2009, we recorded acquisition-related charges of $59 million and $182 million, respectively. These charges were related primarily to consulting and integration costs, as well as retention bonuses associated with the EDS acquisition.

Interest and Other, Net

        For the three and nine months ended July 31, 2009, interest and other, net decreased by $200 million and $687 million, respectively, as compared to the corresponding periods in fiscal 2008. The decreases in both periods were driven primarily by higher interest expenses due to higher average debt balances principally related to the EDS acquisition, lower interest income as a result of lower interest rates and higher currency losses on balance sheet remeasurement items. Additionally, there were higher gains from the sale of real estate in the nine months ended July 31, 2008 compared to the corresponding period in fiscal 2009.

Provision for Taxes

        Our effective tax rate was 17.8% and 20.6% for the three months ended July 31, 2009 and July 31, 2008, respectively, and 18.1% and 20.6% for the nine months ended July 31, 2009 and July 31, 2008, respectively. Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world. We have not provided U.S. taxes for all of such earnings because we plan to reinvest some of those earnings indefinitely outside the United States.

        In the three and nine months ended July 31, 2009, we recorded discrete items with a net tax benefit of $145 million and $163 million, respectively, decreasing the effective tax rate. These amounts include a net tax benefit of $141 million for the adjustment to estimated fiscal 2008 tax accruals upon filing the 2008 U.S. federal income tax return and other miscellaneous discrete items that resulted in a net tax benefit of $4 million and $22 million for the three and nine months ended July 31, 2009, respectively.

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

        The combined segment results below refer to the results of our services business for the three and nine months ended July 31, 2008 combined with the EDS results for the three and nine months ended June 30, 2008. The combined segment results are presented for informational purposes only and are not indicative of the results of operations that would have been achieved had the businesses been operated together during that period.

	Three months ended July 31
	2009	Historical Results 2008(1)	% Increase	Combined Segment Results 2008(2)	% (Decrease) Increase
	In millions	In millions		In millions
Net revenue	$8,470	$4,386	93.1%	$10,009	(15.4)%
Earnings from operations	$1,289	$567	127.3%	$864	49.2%
Earnings from operations as a % of net revenue	15.2%	12.9%		8.6%

(1)
Reflects certain reclassifications made to historical results to conform to the current year presentation as noted in Note 1 to the Consolidated Condensed Financial Statements in Item 1.

(2)
Refers to the results of Services for the three months ended July 31, 2008 combined with the EDS results for the three months ended June 30, 2008. In order to conform the presentation to our segment earnings from operations, we excluded certain EDS expenses that we do not allocate to our segments.

	Nine months ended July 31
	2009	Historical Results 2008(1)	% Increase	Combined Segment Results 2008(2)	% (Decrease) Increase
	In millions	In millions		In millions
Net revenue	$25,704	$12,700	102.4%	$29,520	(12.9)%
Earnings from operations	$3,584	$1,573	127.8%	$2,395	49.7%
Earnings from operations as a % of net revenue	13.9%	12.4%		8.1%

(1)
Reflects certain reclassifications made to historical results to conform to the current year presentation as noted in Note 1 to the Consolidated Condensed Financial Statements in Item 1.

(2)
Refers to the results of Services for the nine months ended July 31, 2008 combined with the EDS results for the nine months ended June 30, 2008. In order to conform the presentation to our segment earnings from operations, we excluded certain EDS expenses that we do not allocate to our segments.

Historical Results

        Services net revenue increased 93.1% (100.6% when adjusted for currency) and increased 102.4% (110.0% when adjusted for currency) for the three and nine months ended July 31, 2009, respectively, as compared to the same periods in fiscal 2008 due to the EDS acquisition. Services net revenue for the nine months ended July 31, 2009 includes revenue from infrastructure technology outsourcing, technology services, application services and business process outsourcing, which accounted for approximately 46%, 29%, 17% and 8% of revenues, respectively.

        The components of the weighted net revenue growth as compared to the prior-year periods by business unit were as follows:

	Three months ended July 31, 2009	Nine months ended July 31, 2009
	Percentage Points
Infrastructure technology outsourcing	58.8	61.5
Application services	23.9	27.5
Business process outsourcing	15.2	16.1
Technology services	(4.8)	(2.7)

Total Services	93.1	102.4

        Net revenue in infrastructure technology outsourcing, application services and business process outsourcing for both periods increased due to the EDS acquisition. The net revenue increase in infrastructure technology outsourcing, application services, and business process outsourcing for both periods was partially offset by unfavorable currency impacts and a decline in spending from existing customers not being offset with new growth due to slowing demand in the current economic environment, with application services and business process outsourcing impacted to a greater degree than infrastructure technology outsourcing. Net revenue in technology services for both periods declined due primarily to unfavorable currency impacts and weak economic conditions, the effect of which was partially offset by growth in extended warranty.

        Services earnings from operations as a percentage of net revenue increased by 2.3 percentage points and 1.5 percentage points for the three and nine months ended July 31, 2009, respectively. The operating margin for both periods increased due primarily to a decrease in operating expenses as a percentage of revenue. There was also an increase in gross margin for the three months ended July 31, 2009. The increase in operating margin for the nine months ended July 31, 2009 was partially offset by a slight decline in gross margin. Operating expense for both periods declined as a result of a continued focus on cost structure improvements from overall cost controls. The increase in gross margin for the three months ended July 31, 2009 was due to improved contract cost management, the effect of which was partially offset by the mix effect from the acquisition of the EDS business, which has lower gross margins. The decline in gross margin for the nine months ended July 31, 2009 was attributable to the mix effect from the acquisition of EDS, the effect of which was partially offset by service cost improvements.

Combined Segment Results

        Services net revenue decreased 15.4% (7.8% when adjusted for currency) and decreased 12.9% (4.2% when adjusted for currency) for the three and nine months ended July 31, 2009, respectively, as compared to the prior period combined segment results presented in the table above. Services net revenue for the nine months prior period combined segment results includes revenue from infrastructure technology outsourcing, technology services, application services and business process outsourcing, which accounted for approximately 46%, 26%, 19% and 9% of revenues, respectively. The net revenue declines for both periods were due primarily to an unfavorable currency impact, deferred revenue write-down resulting from purchase accounting, and lower add-on business due to the slowing economic environment. Services net revenue for the three months ended July 31, 2009 as compared to the combined segment results for the prior-year comparable period reflects a weighted net revenue decline in the infrastructure technology outsourcing, application services, business process outsourcing and technology services business units of 6.0%, 6.0%, 1.3% and 2.1%, respectively. Further, Services net revenue for the nine months ended July 31, 2009 as compared to the combined segment results for the prior-year comparable period reflects a weighted net revenue decline in the infrastructure technology outsourcing, application services, business process outsourcing and technology services business units of 5.9%, 4.3%, 1.6% and 1.2%, respectively.

        Services earnings from operations as a percentage of net segment revenue increased by 6.6 percentage points and 5.8 percentage points for the three and nine months ended July 31, 2009, respectively, as compared to the prior period combined segment results. The operating margin for both periods increased as a result of an increase in gross margin and a decrease in operating expenses as a percentage of net revenue. The gross margin for both periods increased due primarily to the continued focus on cost structure improvements, including delivery efficiencies and cost controls, and acquisition synergies. The continued improvements in our operating expense structure contributed to the decline in operating expenses as a percentage of net revenue for both periods compared to the prior year.

Enterprise Storage and Servers

	Three months ended July 31
	2009	2008	% Decrease
	In millions
Net revenue	$3,660	$4,741	(22.8)%
Earnings from operations	$356	$544	(34.6)%
Earnings from operations as a % of net revenue	9.7%	11.5%

	Nine months ended July 31
	2009	2008	% Decrease
	In millions
Net revenue	$11,064	$14,341	(22.9)%
Earnings from operations	$1,011	$1,872	(46.0)%
Earnings from operations as a % of net revenue	9.1%	13.1%

        The components of the weighted net revenue decline as compared to the prior-year periods by business unit were as follows:

	Three months ended July 31, 2009	Nine months ended July 31, 2009
	Percentage Points
Industry standard servers	(12.9)	(14.7)
Business critical systems	(5.3)	(4.6)
Storage	(4.6)	(3.6)

Total ESS	(22.8)	(22.9)

        ESS net revenue decreased 22.8% (16.8% when adjusted for currency) and 22.9% (17.4% when adjusted for currency) for the third quarter and first nine months of fiscal 2009, respectively, when compared to the same periods in fiscal 2008. The revenue declines were due primarily to the economic slowdown and overall weak demand environment. Industry standard servers ("ISS") net revenue declined 21% and 24% for the third quarter and first nine months of fiscal 2009, respectively, when compared to the same periods in fiscal 2008 with declines in unit volume. ISS average unit prices declined in the first nine months of fiscal 2009 and stabilized in the third quarter of fiscal 2009 as a result of a new product ramp up. Total ESS blades revenue declined by 14% and 8% for the third quarter and first nine months of fiscal 2009, respectively, when compared to the prior-year periods. Business critical systems net revenue decreased 30% and 25% for the third quarter and first nine months of fiscal 2009, respectively, compared to the prior-year periods driven by a decline in Integrity server revenue due to weaker market conditions and by the planned phase-out of the PA-RISC and Alpha Server product lines. Storage net revenue declined 21% and 17% for the third quarter and first nine months of fiscal 2009, respectively, compared to the prior-year periods, due to a decline in disk and tape products as a result of a weaker demand environment, the effects of which were partially offset by revenue resulting from the acquisition of Lefthand Networks

        ESS earnings from operations as a percentage of net revenue for the third quarter and first nine months of fiscal 2009 decreased by 1.8 and 4.0 percentage points, respectively, compared to the same periods in fiscal 2008, due primarily to a decline in gross margin for both periods. Gross margin in the third quarter of fiscal 2009 decreased due primarily to competitive pricing across each of the segment business units and product mix shifts. Gross margin in the first nine months of fiscal 2009 decreased due primarily to competitive pricing across each of the segment business units, product mix shifts and, to a lesser extent, by a patent litigation settlement, which occurred in the second quarter of fiscal 2009. Operating expense as a percentage of net revenue in the third quarter of fiscal 2009 decreased when compared to the same period in fiscal 2008 due to continued cost controls, while for the first nine months of fiscal 2009 it was consistent with the prior-year period.

HP Software

	Three months ended July 31
	2009	2008	% (Decrease) Increase
	In millions
Net revenue	$847	$1,086	(22.0)%
Earnings from operations	$153	$135	13.3%
Earnings from operations as a % of net revenue	18.1%	12.4%

	Nine months ended July 31
	2009	2008	% (Decrease) Increase
	In millions
Net revenue	$2,605	$3,072	(15.2)%
Earnings from operations	$450	$288	56.3%
Earnings from operations as a % of net revenue	17.3%	9.4%

        The components of the weighted net revenue decline as compared to the prior-year periods by business unit were as follows:

	Three months ended July 31, 2009	Nine months ended July 31, 2009
	Percentage Points
Business technology optimization	(14.3)	(9.1)
Other software	(7.7)	(6.1)

Total HP Software	(22.0)	(15.2)

        HP Software net revenue decreased 22.0% (16.6% when adjusted for currency) and 15.2% (10.2% when adjusted for currency) for the three and nine months ended July 31, 2009, respectively, as compared to the same periods in fiscal 2008, due to continued softening in enterprise spending and declines in large deals. For the third quarter of fiscal 2009, revenue from licenses and services declined from the prior-year period while support revenue remained flat. For the first nine months of fiscal 2009, revenue from licenses and services declined, the effect of which was partially offset by increased support revenue as a result of renewal rate increases. For the third quarter and first nine months of fiscal 2009, net revenue from BTO decreased 22% and 14%, respectively, from the corresponding prior-year periods. For the third quarter and first nine months of fiscal 2009, net revenue for other software decreased 23% and 17%, respectively, from the corresponding prior-year periods, due to declines in revenues for communication and media solutions, business intelligence solutions and information management.

        For the three and nine months ended July 31, 2009, HP Software operating margin increased by 5.7 percentage points and 7.9 percentage points, respectively, as compared to the same periods in fiscal 2008. The operating margin improvement for both periods was due primarily to increased gross margin coupled with decreased operating expenses as a percentage of net revenue. The increase in gross margin for the three and nine months ended July 31, 2009 resulted primarily from a favorable support revenue mix and services margin increases, the effect of which was partially offset by a lower license mix. The decrease in operating expenses as a percentage of net revenue for the three and nine months ended July 31, 2009 was due primarily to continued cost controls, including lower compensation expense.

Personal Systems Group

	Three months ended July 31
	2009	2008	% Decrease
	In millions
Net revenue	$8,432	$10,254	(17.8)%
Earnings from operations	$386	$587	(34.2)%
Earnings from operations as a % of net revenue	4.6%	5.7%

	Nine months ended July 31
	2009	2008	% Decrease
	In millions
Net revenue	$25,410	$31,116	(18.3)%
Earnings from operations	$1,195	$1,759	(32.1)%
Earnings from operations as a % of net revenue	4.7%	5.7%

        The components of the weighted net revenue decline as compared to the prior-year periods by business unit were as follows:

	Three months ended July 31, 2009	Nine months ended July 31, 2009
	Percentage Points
Desktop PCs	(10.5)	(10.1)
Notebook PCs	(5.3)	(6.3)
Workstations	(1.6)	(1.6)
Handhelds	(0.6)	(0.5)
Other	0.2	0.2

Total PSG	(17.8)	(18.3)

        PSG net revenue decreased 17.8% (11.6% when adjusted for currency) and 18.3% (13.1% when adjusted for currency) for the third quarter and first nine months of fiscal 2009, respectively, as compared to the same periods in fiscal 2008. The revenue declines were primarily the result of the overall slowdown in the global economy. Despite the overall regional declines, revenue increased in China for the third quarter of fiscal 2009 as compared to the prior year period. PSG net revenue decreased across all businesses for the third quarter and first nine months of fiscal 2009. Unit volumes increased 2% for the third quarter and were essentially flat for the first nine months of fiscal 2009, as compared to the same periods in fiscal 2008. Increases in notebook PC volume were offset by declines in desktop PCs, workstations, and handheld devices for both periods. The unit volume increase in notebook PCs was due in part to growth of the HP and Compaq MiniNote PCs. For the third quarter and first nine months of fiscal 2009, net revenue for notebook PCs decreased 10% and 12%, respectively, while net revenue for desktop PCs decreased 26% and 25%, respectively, from the prior-year periods. Handheld revenue declined 64% and 52% for the third quarter and first nine months of fiscal 2009, respectively, from the prior-year periods. For the third quarter and first nine months of fiscal 2009, net revenue for consumer clients decreased 13% and 16%, respectively, from the prior year periods, while net revenue for commercial clients decreased 22% and 21%, respectively, from the prior-year periods. The net revenue increase in Other PSG for both periods was related primarily to increased sales of extended warranties, support services and third-party branded options. For the third quarter and first nine months of fiscal 2009, PSG net revenue was also impacted by ASP declines. For the third quarter of fiscal 2009, ASPs in consumer clients declined 23%, while ASPs in commercial clients declined 17%. For the first nine months of fiscal 2009, ASPs in consumer clients declined 20% while ASPs in commercial clients declined 17%. ASPs declined from the prior-year periods due primarily to a competitive pricing environment, component cost reductions and the impact of currency combined with a mix shift toward lower-end models. The ASPs declines in the third quarter and first nine months of fiscal 2009 were offset slightly by increases in the option and monitor attach rates.

        PSG earnings from operations as a percentage of net revenue for the third quarter and first nine months of fiscal 2009 decreased by 1.1 and 1.0 percentage points, respectively, compared to the same periods in fiscal 2008. The decreases were due primarily to gross margin declines resulting from ASPs declining at a faster pace than component costs combined with a mix shift toward lower-end products, the effects of which were partially offset by lower warranty and supply chain costs, improvements in the option attach rate, and favorable litigation settlements. The increase in operating expenses as a percentage of net revenue in the third quarter of fiscal 2009 was the result of the net revenue decline being larger than the decline in operating expenses. Operating expenses as a percentage of net revenue for the first nine months of fiscal 2009 remained flat when compared to the same period in fiscal 2008.

Imaging and Printing Group

	Three months ended July 31
	2009	2008	% Decrease
	In millions
Net revenue	$5,660	$7,041	(19.6)%
Earnings from operations	$960	$1,042	(7.9)%
Earnings from operations as a % of net revenue	17.0%	14.8%

	Nine months ended July 31
	2009	2008	% Decrease
	In millions
Net revenue	$17,557	$22,042	(20.3)%
Earnings from operations	$3,139	$3,404	(7.8)%
Earnings from operations as a % of net revenue	17.9%	15.4%

        The components of the weighted net revenue decline as compared to the prior-year periods by business unit were as follows:

	Three months ended July 31, 2009	Nine months ended July 31, 2009
	Percentage Points
Commercial hardware	(8.9)	(9.3)
Supplies	(8.3)	(7.1)
Consumer hardware	(2.4)	(3.9)

Total IPG	(19.6)	(20.3)

        For the three and nine months ended July 31, 2009, IPG net revenue decreased 19.6% (16.2% when adjusted for currency) and 20.3% (17.8% when adjusted for currency), respectively, as compared to the prior-year comparable periods, reflecting the impact of the continued global economic slowdown. For the third quarter and first nine months of fiscal 2009, net revenue for commercial hardware declined 37% from the same periods in fiscal 2008. The net revenue decline in commercial hardware was driven by unit volume declines of 42% and 39% for the three and nine months ended July 31, 2009, respectively, due primarily to worldwide market weaknesses impacting both our laser and our graphics businesses. For the third quarter and first nine months of fiscal 2009, supplies net revenue declined 13% and 11%, respectively, from the same periods in fiscal 2008. The supplies net revenue decline for both periods was across all platforms and was the result of reductions in channel inventory and unfavorable currency impacts, the effect of which was partially moderated by supplies pricing. For the third quarter and first nine months of fiscal 2009, net revenue for consumer hardware declined 21% and 31%, respectively, from the same periods in fiscal 2008. The net revenue decline in consumer hardware was driven by unit volume declines of 16% and 24% for the three and nine months ended July 31, 2009, respectively, reflecting the weak demand environment and channel inventory reductions.

        IPG earnings from operations as a percentage of net revenue increased 2.2 and 2.5 percentage points for the three and nine months ended July 31, 2009, respectively, as compared to the same periods in fiscal 2008. Operating margin improvement for both periods was a combination of an increase in gross margin and a decrease in operating expense as a percentage of net revenue. The improvement in gross margin for both periods resulted primarily from an increase in the supplies mix and supplies pricing, the effect of which was partially offset by hardware margin declines due to unfavorable currency impacts and declines in average revenue per unit. The decrease in operating expenses as a percentage of net revenue for both periods was due primarily to effective cost controls, including lower compensation expense.

HP Financial Services

	Three months ended July 31
	2009	2008	% Increase
	In millions
Net revenue	$670	$680	(1.5)%
Earnings from operations	$53	$51	3.9%
Earnings from operations as a % of net revenue	7.9%	7.5%

	Nine months ended July 31
	2009	2008	% Increase
	In millions
Net revenue	$1,947	$2,007	(3.0)%
Earnings from operations	$140	$141	(0.7)%
Earnings from operations as a % of net revenue	7.2%	7.0%

        For the third quarter and first nine months of fiscal 2009, HPFS net revenue decreased by 1.5% and 3.0%, respectively, as compared to the same periods in fiscal 2008. The net revenue decrease was due to unfavorable currency movements. On a constant currency basis, for the third quarter and first nine months of fiscal 2009, net revenue increased due primarily to portfolio growth, increased operating lease mix, and higher buyout activities, the effect of which was partially offset by lower levels of remarketing and end-of-lease activity.

        Earnings from operations as a percentage of net revenue increased 0.4 percentage points for the third quarter of fiscal 2009 and 0.2 percentage points for the first nine months of fiscal 2009 as compared to the same periods in fiscal 2008. For the third quarter and the first nine months of fiscal 2009, the increase was due primarily to a decrease in operating expenses, the effect of which was partially offset by a decline in gross margin. The operating expense decrease is due to continued cost controls. For the third quarter of fiscal 2009, the decline in gross margin was driven by an unfavorable currency impact, lower margins relating to end-of-lease activity, lower remarketing margins, higher bad debt expenses and lower buyout margins, the effect of which was partially offset by higher portfolio margins. For the first nine months of fiscal 2009, the decline in gross margin was driven by an unfavorable currency impact, lower margins relating to end-of-lease activity, higher bad debt expenses, and lower remarketing and buyout margins, the effect of which was partially offset by higher portfolio margins.

Financing Originations

	Three months ended July 31		Nine months ended July 31
	2009	2008	2009	2008
	In millions
Total financing originations	$1,392	$1,241	$3,674	$3,423

        New financing originations, which represent the amounts of financing provided to customers for equipment and related software and services and includes intercompany activity, increased 12.2% and 7.3% in the third quarter and first nine months of fiscal 2009, respectively, compared to the same periods in fiscal 2008. The increases were driven by higher amounts of financing associated with HP product sales and service solutions resulting from improved integration and engagement with HP's sales efforts, the effect of which was partially offset by an unfavorable currency impact.

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

        The portfolio assets and ratios derived from the segment balance sheet for HPFS were as follows:

	July 31, 2009	October 31, 2008
	In millions
Portfolio assets(1)	$9,403	$8,297

Allowance for doubtful accounts(2)	108	90
Operating lease equipment reserve	69	60

Total reserves	177	150

Net portfolio assets	$9,227	$8,147

Reserve coverage	1.9%	1.8%
Debt to equity ratio(3)	6.9x	6.5x

(1)
Portfolio assets include gross financing receivables of approximately $5.7 billion and $5.1 billion at July 31, 2009 and October 31, 2008 and net equipment under operating leases of $2.1 billion and $1.8 billion at July 31, 2009 and at October 31, 2008, as disclosed in Note 10 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference. Portfolio assets also include capitalized profit on intercompany equipment transactions of approximately $700 million at July 31, 2009 and at October 31, 2008 and intercompany leases of approximately $900 million at July 31, 2009 and approximately $800 million at October 31, 2008, both of which are eliminated in consolidation.

(2)
Allowance for doubtful accounts includes both the short-term and the long-term portions of the allowance on financing receivables.

(3)
HPFS debt consists of intercompany equity that is treated as debt for segment reporting purposes, intercompany debt and debt issued directly by HPFS.

        Net portfolio assets at July 31, 2009 increased 13.3% from October 31, 2008. The increase resulted from higher levels of financing originations during the first nine months of fiscal 2009 and favorable currency impact, the effect of which was offset by increased reserves. The overall percentage of portfolio assets reserves increased due primarily to higher specific customer reserves. In addition to the balances reflected above, HP assumed net portfolio assets of $72 million through the acquisition of EDS.

Roll-forward of Reserves

	October 31, 2008	Additions to allowance	Deductions, net of recoveries	July 31, 2009
	In millions
Allowance for doubtful accounts	$90	$33	$(15)	$108
Operating lease equipment reserve	60	22	(13)	69

Total reserves	$150	$55	$(29)	$177

        The roll-forward for the third quarter and nine months ended July 31, 2009 includes write-offs, net of recoveries, of $10 million and $33 million respectively. For the comparable periods of fiscal 2008, write offs, net of recoveries were $9 million and $26 million, respectively.

Corporate Investments

	Three months ended July 31
	2009	2008	% Decrease
	In millions
Net revenue	$193	$271	(28.8)%
(Loss) earnings from operations	$(10)	$26	(138.5)%
(Loss) earnings from operations as a % of net revenue	(5.2)%	9.6%

	Nine months ended July 31
	2009	2008	% Decrease
	In millions
Net revenue	$577	$719	(19.7)%
(Loss) earnings from operations	$(48)	$40	(220.0)%
(Loss) earnings from operations as a % of net revenue	(8.3)%	5.6%

        Net revenue in Corporate Investments relates primarily to network infrastructure products sold under the brand "ProCurve Networking." For the three and nine months ended July 31, 2009, revenue from network infrastructure products decreased 27.0% and 19.3%, respectively, compared to the same periods in fiscal 2008, resulting from the slowdown in the networking market and decreased sales of enterprise ethernet switch products. Partially offsetting the revenue declines were revenues resulting from the acquisition of Colubris Networks, Inc., which HP acquired in October 2008.

        Corporate Investments reported losses from operations for the third quarter and first nine months of fiscal 2009 as compared to the positive earnings from operations reported for the same periods in fiscal 2008 due primarily to lower earnings from operations generated by network infrastructure products. Gross margin in Corporate Investments declined for the three and nine months ended July 31, 2009 as the result of a unit volume decline in the sale of network infrastructure products and competitive pricing pressure. The loss from operations for both periods was also impacted by expenses carried in the segment associated with corporate development, global alliances and HP Labs, which declined from the prior-year periods.

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

FINANCIAL CONDITION (Sources and Uses of Cash)

	Nine months ended July 31
	2009	2008
	In millions
Net cash provided by operating activities	$9,946	$11,315
Net cash used in investing activities	(2,698)	(3,047)
Net cash used in financing activities	(3,880)	(4,778)

Net increase in cash and cash equivalents	$3,368	$3,490

Operating Activities

        Net cash provided by operating activities decreased by approximately $1.4 billion for the nine months ended July 31, 2009 as compared to the corresponding period in fiscal 2008. The decrease was due primarily to increased utilization of cash resources for payment of operating liabilities such as accounts payable and other current liabilities, partially offset by increased generation of cash resources through the utilization of operating assets such as inventory, accounts and financing receivables and other current assets.

Investing Activities

        Net cash used in investing activities decreased by $0.3 billion for the nine months ended July 31, 2009 as compared to the corresponding period in fiscal 2008 due primarily to lower payments in relation to business acquisitions, the effect of which was partially offset by higher net investments in property, plant and equipment associated with growth in our leasing and outsourcing services businesses.

Financing Activities

        Net cash used in financing activities decreased by approximately $0.9 billion for the nine months ended July 31, 2009 as compared to the corresponding period in fiscal 2008 due primarily to lower share repurchases and higher proceeds from issuance of debt, the effect of which was partially offset by increased repayments of commercial paper and notes payable and lower cash receipts from common stock issued under employee stock plans.

Common Stock Repurchases

        We repurchase shares of our common stock under an ongoing program to manage the dilution created by shares issued under employee benefit plans as well as to repurchase shares opportunistically. This program authorizes repurchases in the open market or in private transactions. We completed share repurchases of 85 million shares for $3 billion in the first nine months of fiscal 2009. We completed share repurchases of approximately 171 million shares for approximately $7.7 billion in the first nine months of fiscal 2008.

        As of July 31, 2009, we had remaining authorization of $6.1 billion for future share repurchases under the $8.0 billion repurchase authorization approved by our Board of Directors on September 19, 2008. For more information on our share repurchases, see Note 14 to the Consolidated Condensed Financial Statements in Item 1, which is incorporated herein by reference.

Key Performance Metrics

	Three months ended
	July 31, 2009	July 31, 2008
Days of sales outstanding in accounts receivable	48	44
Days of supply in inventory	25	35
Days of purchases outstanding in accounts payable	(55)	(62	)(1)

Cash conversion cycle	18	17

(1)
Starting in the second quarter of fiscal 2009, we reclassified certain activity within Other accrued liabilities to Accounts payable as this better represents the nature of the activity. All prior periods have been revised to conform to the current presentation.

        Days of sales outstanding in accounts receivable ("DSO") measures the average number of days our receivables are outstanding. DSO is calculated by dividing ending accounts receivable, net of allowance for doubtful accounts, by a 90-day average net revenue. The accounts receivable balance was $13.8 billion as of July 31, 2008.

        Days of supply in inventory ("DOS") measures the average number of days from procurement to sale of our product. DOS is calculated by dividing ending inventory by a 90-day average cost of goods sold. The inventory balance was $8.2 billion as of July 31, 2008.

        Days of purchases outstanding in accounts payable ("DPO") measures the average number of days our accounts payable balances are outstanding. DPO is calculated by dividing ending accounts payable by a 90-day average cost of goods sold. The accounts payable balance was $14.7 billion as of July 31, 2008.

        Our working capital requirements depend upon our effective management of the cash conversion cycle, which represents effectively the number of days that elapse from the day we pay for the purchase of raw materials to the collection of cash from our customers. The cash conversion cycle is the sum of DSO and DOS less DPO.

        The increase in DSO was due primarily to higher billings in the latter part of the current quarter as compared to the third quarter of fiscal 2008 and an increased number of enterprise accounts with longer repayment terms due to the addition of EDS. The decrease in DOS was due primarily to lower inventory levels driven primarily by improved inventory management, and higher Services revenue in the overall revenue mix as our services business has lower inventory levels than our product businesses. The decrease in DPO was due primarily to higher Services revenue as a component of the overall revenue mix as Services has a higher salaries and wages component in cost of goods sold, which is not reflected in accounts payable. These changes contributed to the increase in the cash conversion cycle for the three months ended July 31, 2009 compared to the three months ended July 31, 2008. Without the impact of EDS, the cash conversion cycle improved by 4 days.

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

        We maintain debt levels that we establish through consideration of a number of factors, including cash flow expectations, cash requirements for operations, investment plans (including acquisitions), share repurchase activities, and our overall cost of capital. Outstanding borrowings decreased to $17.2 billion as of July 31, 2009 as compared to $17.9 billion at October 31, 2008, bearing weighted-average interest rates of 4.2% and 3.9% at July 31, 2009 and October 31, 2008, respectively. Short-term borrowings decreased to $3.3 billion at July 31, 2009 as compared to $10.2 billion at October 31, 2008. Long-term debt increased to $13.9 billion at July 31, 2009 from $7.7 billion at October 31, 2008. The decrease in short-term debt was due primarily to the net maturity of approximately $6.9 billion of our commercial paper. The increase in long-term debt was due primarily to the issuance of $2.0 billion, $2.8 billion and $2.0 billion in global notes, in December 2008, February 2009 and May 2009, respectively. During the first nine months of fiscal 2009, we issued $30.2 billion and repaid $37.1 billion of commercial paper. As of July 31, 2009, we had $10 million in total borrowings collateralized by certain financing receivable assets.

        We issue debt in order to finance HPFS and as needed for other purposes, including acquisitions. HPFS has a business model that is asset-intensive in nature and therefore we fund HPFS more by debt than we fund our other business segments. At July 31, 2009, HPFS had approximately $9.2 billion in net portfolio assets, which included short-term and long-term financing receivables and operating lease assets.

        At July 31, 2009, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

		At July 31, 2009
	Original amount available
		Used		Available
	In millions
Uncommitted lines of credit	$2,600	$1,300	(1)	$1,300
Commercial paper programs
U.S.	16,000	—		16,000
Euro.	500	300		200

	$19,100	$1,600		$17,500

(1)
Approximately $800 million of this amount was recorded as debt as of July 31, 2009; the remaining amount was used to satisfy business operational requirements.

        In addition to the financing resources listed above, we had the additional borrowing resources described below.

        In May 2009, we filed a shelf registration statement (the "2009 Shelf Registration Statement") with the SEC to enable us to offer and sell, from time to time, in one or more offerings, an unspecified amount of debt securities, common stock, preferred stock, depositary shares and warrants. The 2009 Shelf Registration Statement replaced a similar registration statement filed in May 2006 that expired in May 2009.

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

        In October 2008, we registered for the Commercial Paper Funding Facility ("CPFF") provided by the Federal Reserve Bank of New York. The facility enables us to issue three-month unsecured commercial paper through a special purpose vehicle of the Federal Reserve at a rate established by the CPFF program, which is currently equal to a spread over the three-month overnight index swap rate. The maximum amount of commercial paper that we may issue at any time through this program is $10.4 billion less the total principal amount of all other outstanding commercial paper that we have issued. In February 2009, the Federal Reserve extended the CPFF program through October 30, 2009. The CPFF program is currently scheduled to expire on February 1, 2010. As of July 31, 2009, we had not issued any commercial paper under the CPFF program.

        We have revolving trade receivables-based facilities permitting us to sell certain trade receivables to third parties on a non-recourse basis. The aggregate maximum capacity under these programs was $586 million as of July 31, 2009. We sold $1,321 million of trade receivables during the nine months ended July 31, 2009. As of July 31, 2009, we had $342 million available under these programs.

        Our credit risk is evaluated by three independent rating agencies based upon publicly available information as well as information obtained in our ongoing discussions with them. Standard & Poor's Ratings Services, Moody's Investors Service and Fitch Ratings currently rate our senior unsecured long-term debt A, A2 and A+ and our short-term debt A-1, Prime-1 and F1, respectively. We do not have any rating downgrade triggers that would accelerate the maturity of a material amount of our debt. However, a downgrade in our credit rating would increase the cost of borrowings under our credit facilities. Also, a downgrade in our credit rating could limit our ability to issue commercial paper under our current programs. If this were to occur, we would seek alternative sources of funding, including drawdowns under our credit facilities or the issuance of notes under our existing shelf registration statements.

Contractual Obligations

        At July 31, 2009, our unconditional purchase obligations are approximately $2.7 billion, compared with $3.3 billion as previously reported in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The decrease in unconditional purchase obligations is due primarily to reduced commitments for certain components. Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without significant penalty. These purchase obligations are related principally to cost of sales, inventory and other items.

        In addition to the above, at July 31, 2009, we had approximately $1.6 billion of recorded FIN 48 liabilities and related interest and penalties. Of this liability amount, approximately $130 million is expected to be paid within one year. For the remaining amount, we are unable to make a reasonable estimate as to when cash settlement with tax authorities might occur due to the uncertainties related to these tax matters. The $1.6 billion of FIN 48 liabilities and related interest and penalties will be partially offset by $160 million of tax benefits for which a deferred tax asset has been recorded related to future income tax return deductions that will be claimed.

Funding Commitments

        We previously disclosed in our Consolidated Financial Statements for the fiscal year ended October 31, 2008 that we expected to contribute approximately $360 million to our non-U.S. pension plans and approximately $35 million to cover benefit payments to U.S. non-qualified plan participants in fiscal 2009. We also noted that we expected to pay approximately $70 million to cover benefit claims for our post-retirement benefit plans. As of July 31, 2009, we have made approximately $399 million of contributions to non-U.S. pension plans, paid $24 million to cover benefit payments to U.S. non-qualified plan participants, and paid $29 million to cover benefit claims under post-retirement benefit plans. We presently anticipate making additional contributions of approximately $70 million to our non-U.S. pension plans and approximately $5 million to our U.S. non-qualified plan participants and expect to pay up to $15 million to cover benefit claims under post-retirement benefit plans during the remainder of fiscal 2009. Our pension and other post-retirement benefit costs and obligations are dependent on various assumptions. Differences between expected and actual returns on investments will be reflected as unrecognized gains or losses, and such gains or losses will be amortized and recorded in future periods. Poor financial performance of asset markets in any year could lead to increased contributions in certain countries and increased future pension plan expense. Asset gains or losses are determined at the measurement date and amortized over the remaining service life or life expectancy of plan participants. Our next expected measurement date is October 31, 2009. At this time, it is not possible for us to accurately predict the future movements in the capital markets or the related plan funding requirements, both of which will impact future pension expense. Our funding policy is to contribute cash to our pension plans so that we meet at least the minimum contribution requirements, as established by local government and funding and taxing authorities. We expect to use contributions made to the post-retirement benefit plans primarily for the payment of retiree health claims incurred during the fiscal year.

        As a result of our approved restructuring plans, we expect future cash expenditures associated with the plans to be approximately $2.4 billion. We expect to make cash payments of approximately $1.5 billion within one year and the majority of the remaining amount through 2012. In addition, we continue to evaluate our businesses and current market conditions and we may incur additional cash flow expenditures for future restructuring actions.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2009, we are not involved in any material unconsolidated SPEs.

Guarantees and Indemnifications

        In the ordinary course of business, we may provide certain clients, principally governmental entities, with subsidiary performance guarantees and/or financial performance guarantees, which may be backed by standby letters of credit or surety bonds. In general, we would be liable for the amounts of these guarantees in the event our or our subsidiaries' nonperformance were to permit termination of the related contract by our client, the likelihood of which we believe is remote. We believe we are in compliance with our performance obligations under all service contracts for which there is a performance guarantee.

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

        Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than some of our competitors. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

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

        The process of developing new high technology products and services and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers' changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so at all or within a given product's life cycle. Any delay in the development, production or marketing of a new product could result in our not being among the first to market, which could further harm our competitive position.

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

Economic weakness and uncertainty could adversely affect our revenue, gross margin and expenses.

        Our revenue and gross margin depend significantly on worldwide economic conditions and the demand for computing and imaging products and services in the markets in which we compete. Economic weakness and uncertainty have resulted, and may result in the future, in decreased revenue, gross margin, earnings or growth rates and difficulty managing inventory levels. For example, we have recently experienced reduced revenue from our product businesses due to the recent financial turmoil affecting the banking system and financial markets, conditions in the residential real estate and mortgage markets, access to credit, labor and healthcare costs, consumer confidence and other macroeconomic factors affecting spending behavior. Economic weakness and uncertainty also makes it more difficult for us to make accurate forecasts of revenue, gross margin and expenses.

        We also have experienced, and may experience in the future, gross margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures, inventory write downs and increases in component and manufacturing costs resulting from higher labor and material costs borne by our manufacturers and suppliers that, as a result of competitive pricing pressures or other factors, we are unable to pass on to our customers. In addition, our business may be disrupted if we are unable to obtain equipment, parts and supplies from our suppliers—and our suppliers from their suppliers—due to the insolvency of key suppliers or the inability of key suppliers to obtain credit.

        Economic weakness and uncertainty could cause our expenses to vary materially from our expectations. The failure of derivative counterparties and other financial institutions could negatively impact our treasury operations, as the financial condition of such parties may deteriorate rapidly and without notice in times of market volatility and disruption. Poor financial performance of asset markets could lead to increased pension and post-retirement benefit expenses. Other income and expense could vary materially from expectations depending on changes in interest rates, borrowing costs, currency exchange rates, hedging expenses and the fair value of derivative instruments. Economic downturns also may lead to restructuring actions and associated expenses.

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

        Because of the rapid pace of technological change in the information technology industry, much of our business and many of our products rely on key technologies developed or licensed by third parties. We may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms, or such third parties may demand cross-licenses to our intellectual property. In addition, it is possible that as a consequence of a merger or acquisition, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to the transaction. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to terminate or limit these rights.

        Third parties also may claim that we or customers indemnified by us are infringing upon their intellectual property rights. For example, in recent years individuals and groups have begun purchasing intellectual property assets for the sole purpose of asserting claims of infringement and attempting to extract settlements from large companies such as HP. If we cannot or do not license the infringed technology at all or on reasonable terms, or substitute similar technology from another source, our operations could be adversely affected. Even if we believe that the claims are without merit, they can be time-consuming and costly to defend and may divert management's attention and resources away from our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from importing, marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations to us.

        Finally, our results of operations and cash flows could be affected in certain periods and on an ongoing basis by the imposition, accrual and payment of copyright levies or similar fees. In certain countries (primarily in Europe), proceedings are ongoing against HP in which groups representing copyright owners seek to impose upon and collect from HP levies upon equipment (such as PCs, multifunction devices and printers) that they allege are copying devices under applicable laws. Other countries that have not imposed levies on these types of devices are expected to extend existing levy schemes, and countries that do not currently have levy schemes may decide to impose copyright levies on these types of devices. If imposed, the total amount of the copyright levies would depend on the types of products determined to be subject to the levy, the number of units of those products sold during the period covered by the levy, and the per unit fee for each type of product, all of which may be affected by several factors, including the outcome of ongoing litigation involving HP and other industry participants and possible action by the legislative bodies in the applicable countries, which could be substantial. Consequently, the ultimate impact of these potential copyright levies or similar fees, and the ability of HP to recover such amounts through increased prices, remain uncertain.

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

        As approximately 64% of our sales are from countries outside of the United States, other currencies, particularly the euro, the British pound, Chinese Yuan Renminbi and the Japanese yen, can have an impact on HP's results (expressed in U.S. dollars). Currency variations also contribute to variations in sales of products and services in impacted jurisdictions. Accordingly, fluctuations in foreign currency rates, most notably the strengthening of the dollar against the euro, could have a material impact on our revenue growth in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from suppliers located outside of the United States. We use a combination of forward contracts and options designated as cash flow hedges to protect against foreign currency exchange rate risks. The effectiveness of our hedges depends on our ability to accurately forecast future cash flows and foreign currency exchange rate movements, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. As a result, we could incur significant losses from our hedging activities if our forecasts are incorrect. In addition, our hedging activities may be ineffective or may not offset any or more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact our revenue and to a lesser extent our cost of sales and financial condition.

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

  •
  Shortages.  Occasionally we may experience a shortage of, or a delay in receiving, certain supplies as a result of strong demand, capacity constraints, and supplier financial weaknesses, inability of suppliers to borrow funds in the credit markets, disputes with suppliers (some of whom are also customers), disruptions in the operations of component suppliers, other problems experienced by suppliers or problems faced during the transition to new suppliers. In particular, our PC business relies heavily upon Contract Manufacturers ("CMs") and Original Design Manufacturers ("ODMs") to manufacture its products and is therefore dependent upon the continuing operations of those CMs and ODMs to fulfill demand for our PC products. HP represents a substantial portion of the business of some of these CMs and ODMs, and any changes to the nature or volume of business transacted by HP with a particular CM or ODM could adversely affect the operations and financial condition of the CM or ODM and lead to shortages or delays in receiving products from that CM or ODM. If shortages or delays persist, the price of these supplies may increase, we may be exposed to quality issues or the supplies may not be available at all. We may not be able to secure enough supplies at reasonable prices or of acceptable quality to build products or provide services in a timely manner in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. If we cannot adequately address supply issues, we might have to reengineer some products or service offerings, resulting in further costs and delays.

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

        In September 2008, we announced a workforce restructuring program relating to our acquisition of EDS. We expect that program to involve the elimination of approximately 25,000 positions worldwide through fiscal 2012. We expect to replace a portion of these positions in locations that will optimize our global footprint. In addition, in May 2009, we announced a restructuring program relating to our product business that we expect to result in the elimination of approximately 2% of our workforce. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, delays in hiring and integrating new employees, decreases in employee morale and the failure to meet operational targets due to the loss of employees.

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

        Terrorist acts, conflicts or wars (wherever located around the world) may cause damage or disruption to HP, our employees, facilities, partners, suppliers, distributors, resellers or customers. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, including the ongoing military operations in Iraq and Afghanistan have created many economic and political uncertainties. In addition, as a major multi national company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, they could result in a decrease in demand for our products, make it difficult or impossible to deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominantly uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Total Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
Month #1
(May 2009)	11,594,867	$35.34	11,594,867	$6,645,256,730
Month #2
(June 2009)	14,258,700	$36.55	14,258,700	$6,124,065,230
Month #3
(July 2009)	1,774,500	$38.37	1,774,500	$6,055,970,415

Total	27,628,067	$36.16	27,628,067

        HP repurchased shares in the third quarter of fiscal 2009 under an ongoing program to manage the dilution created by shares issued under employee stock plans as well as to repurchase shares opportunistically. This program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. All shares repurchased in the third quarter of fiscal 2009 were purchased in open market transactions.

        As of July 31, 2009, HP had remaining authorization of $6.1 billion for future share repurchases under the $8.0 billion repurchase authorization approved by HP's Board of Directors on September 19, 2008.

Item 6. Exhibits.

        The Exhibit Index beginning on page 105 of this report sets forth a list of exhibits.

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEWLETT-PACKARD COMPANY
/s/ CATHERINE A. LESJAK Catherine A. Lesjak Executive Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

Date: September 4, 2009

 HEWLETT-PACKARD COMPANY AND SUBSIDIARIES
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
2(a)	Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett-Packard Company and Hawk Merger Corporation.	8-K/A	001-04423	2.1	May 13, 2008
2(b)	Amendment No. 1 to Agreement and Plan of Merger by and among Electronic Data Systems Corporation, Hewlett- Packard Company and Hawk Merger Corporation.	8-K	001-04423	2.1	July 25, 2008
3(a)	Registrant's Certificate of Incorporation.	10-Q	001-04423	3(a)	June 12, 1998
3(b)	Registrant's Amendment to the Certificate of Incorporation.	10-Q	001-04423	3(b)	March 16, 2001
3(c)	Registrant's Amended and Restated By-Laws effective March 18, 2009.	8-K	001-04423	3.1	March 23, 2009
4(a)	Form of Senior Indenture.	S-3	333-30786	4.1	March 17, 2000
4(b)	Form of Registrant's Fixed Rate Note and Floating Rate Note and related Officers' Certificate.	8-K	001-04423	4.1, 4.2 and 4.4	May 24, 2001
4(c)	Form of Registrant's 6.50% Global Note due July 1, 2012, and form of related Officers' Certificate.	8-K	001-04423	4.2 and 4.3	June 27, 2002
4(d)	Form of Registrant's Fixed Rate Note and form of Floating Rate Note.	8-K	001-04423	4.1 and 4.2	December 11, 2002
4(e)	Indenture, dated as of June 1, 2000, between the Registrant and J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Bank), as Trustee.	S-3	333-134327	4.9	June 7, 2006
4(f)	Form of Registrant's Floating Rate Global Note due March 1, 2012, form of 5.25% Global Note due March 1, 2012 and form of 5.40% Global Note due March 1, 2017.	8-K	001-04423	4.1, 4.2 and 4.3	February 28, 2007
4(g)	Form of Registrant's Floating Rate Global Note due June 15, 2009 and Floating Rate Global Note due June 15, 2010.	10-Q	001-04423	4(l)	September 7, 2007

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
4(h)	Form of Registrant's Floating Rate Global Note due September 3, 2009, 4.50% Global Note due March 1, 2013 and 5.50% Global Note due March 1, 2018.	8-K	001-04423	4.1, 4.2 and 4.3	February 29, 2008
4(i)	Form of Registrant's 6.125% Global Note due March 1, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1 and 4.2	December 8, 2008
4(j)	Form of Registrant's Floating Rate Global Note due February 24, 2011, 4.250% Global Note due February 24, 2012 and 4.750% Global Note due June 2, 2014 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	February 27, 2009
4(k)	Form of Registrant's Floating Rate Global Note due May 27, 2011, 2.25% Global Note due May 27, 2011 and 2.95% Global Note due August 15, 2012 and form of related Officers' Certificate.	8-K	001-04423	4.1, 4.2, 4.3 and 4.4	May 28, 2009
4(l)	Speciman certificate for the Registrant's common stock.	8-A/A	001-04423	4.1	June 23, 2006
10(a)	Registrant's 2004 Stock Incentive Plan.*	S-8	333-114253	4.1	April 7, 2004
10(b)	Registrant's 2000 Stock Plan, amended and restated effective September 17, 2008.*	10-K	001-04423	10(b)	December 18, 2008
10(c)	Registrant's 1997 Director Stock Plan, amended and restated effective November 1, 2005.*	8-K	001-04423	99.4	November 23, 2005
10(d)	Registrant's 1995 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(d)	June 8, 2007
10(e)	Registrant's 1990 Incentive Stock Plan, amended and restated effective May 1, 2007.*	10-Q	001-04423	10(e)	June 8, 2007
10(f)	Compaq Computer Corporation 2001 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(f)	January 21, 2003
10(g)	Compaq Computer Corporation 1998 Stock Option Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(g)	January 21, 2003
10(h)	Compaq Computer Corporation 1995 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(h)	January 21, 2003

		Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(i)	Compaq Computer Corporation 1989 Equity Incentive Plan, amended and restated effective November 21, 2002.*	10-K	001-04423	10(i)	January 21, 2003
10(j)	Compaq Computer Corporation 1985 Nonqualified Stock Option Plan for Non-Employee Directors.*	S-3	333-86378	10.5	April 18, 2002
10(k)	Amendment of Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, effective September 3, 2001.*	S-3	333-86378	10.11	April 18, 2002
10(l)	Compaq Computer Corporation 1998 Former Nonemployee Replacement Option Plan.*	S-3	333-86378	10.9	April 18, 2002
10(m)	Registrant's Excess Benefit Retirement Plan, amended and restated as of January 1, 2006.*	8-K	001-04423	10.2	September 21, 2006
10(n)	Hewlett-Packard Company Cash Account Restoration Plan, amended and restated as of January 1, 2005.*	8-K	001-04423	99.3	November 23, 2005
10(o)	Registrant's 2005 Pay-for-Results Plan.*	8-K	001-04423	99.5	November 23, 2005
10(p)	Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	8-K	001-04423	10.1	September 21, 2006
10(q)	First Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(q)	June 8, 2007
10(r)	Employment Agreement, dated March 29, 2005, between Registrant and Mark V. Hurd.*	8-K	001-04423	99.1	March 30, 2005
10(s)	Employment Agreement, dated June 9, 2005, between Registrant and R. Todd Bradley.*	10-Q	001-04423	10(x)	September 8, 2005
10(t)	Employment Agreement, dated July 11, 2005, between Registrant and Randall D. Mott.*	10-Q	001-04423	10(y)	September 8, 2005
10(u)	Registrant's Amended and Restated Severance Plan for Executive Officers.*	8-K	001-04423	99.1	July 27, 2005
10(v)	Form letter to participants in the Registrant's Pay-for-Results Plan for fiscal year 2006.*	10-Q	001-04423	10(w)	March 10, 2006
10(w)	Registrant's Executive Severance Agreement.*	10-Q	001-04423	10(u)(u)	June 13, 2002

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(x)	Registrant's Executive Officers Severance Agreement.*	10-Q	001-04423	10(v)(v)	June 13, 2002
10(y)	Form letter regarding severance offset for restricted stock and restricted units.*	8-K	001-04423	10.2	March 22, 2005
10(z)	Form of Indemnity Agreement between Compaq Computer Corporation and its executive officers.*	10-Q	001-04423	10(x)(x)	June 13, 2002
10(a)(a)
	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, Registrant's 1995 Incentive Stock Plan, as amended, the Compaq Computer Corporation 2001 Stock Option Plan, as amended, the Compaq Computer Corporation 1998 Stock Option Plan, as amended, the Compaq Computer Corporation 1995 Equity Incentive Plan, as amended and the Compaq Computer Corporation 1989 Equity Incentive Plan, as amended.*	10-Q	001-04423	10(a)(a)	June 8, 2007
10(b)(b)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan, Registrant's 2000 Stock Plan, as amended, and Registrant's 1995 Incentive Stock Plan, as amended.*	10-Q	001-04423	10(b)(b)	June 8, 2007
10(c)(c)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(c)(c)	June 8, 2007
10(d)(d)	Form of Stock Option Agreement for Registrant's 1990 Incentive Stock Plan, as amended.*	10-K	001-04423	10(e)	January 27, 2000
10(e)(e)	Form of Common Stock Payment Agreement and Option Agreement for Registrant's 1997 Director Stock Plan, as amended.*	10-Q	001-04423	10(j)(j)	March 11, 2005
10(f)(f)	Form of Restricted Stock Grant Notice for the Compaq Computer Corporation 1989 Equity Incentive Plan.*	10-Q	001-04423	10(w)(w)	June 13, 2002
10(g)(g)	Forms of Stock Option Notice for the Compaq Computer Corporation Non-Qualified Stock Option Plan for Non-Employee Directors, as amended.*	10-K	001-04423	10(r)(r)	January 14, 2005

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(h)(h)	Form of Long-Term Performance Cash Award Agreement for Registrant's 2004 Stock Incentive Plan and Registrant's 2000 Stock Plan, as amended.*	10-K	001-04423	10(t)(t)	January 14, 2005
10(i)(i)	Amendment One to the Long-Term Performance Cash Award Agreement for the 2004 Program.*	10-Q	001-04423	10(q)(q)	September 8, 2005
10(j)(j)	Form of Long-Term Performance Cash Award Agreement for the 2005 Program.*	10-Q	001-04423	10(r)(r)	September 8, 2005
10(k)(k)	Form of Long-Term Performance Cash Award Agreement.*	10-Q	001-04423	10(o)(o)	March 10, 2006
10(l)(l)	Second Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(l)(l)	December 18, 2007
10(m)(m)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	8-K	001-04423	10.1	January 24, 2008
10(n)(n)	Form of Agreement Regarding Confidential Information and Proprietary Developments (California).*	8-K	001-04423	10.2	January 24, 2008
10(o)(o)	Form of Agreement Regarding Confidential Information and Proprietary Developments (Texas).*	10-Q	001-04423	10(o)(o)	March 10, 2008
10(p)(p)	Form of Restricted Stock Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(p)(p)	March 10, 2008
10(q)(q)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(q)(q)	March 10, 2008
10(r)(r)	Form of Stock Option Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(r)(r)	March 10, 2008
10(s)(s)	Form of Special Performance-Based Cash Incentive Notification Letter.*	8-K	001-04423	10.1	May 20, 2008
10(t)(t)	Form of Option Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(t)(t)	June 6, 2008
10(u)(u)	Form of Common Stock Payment Agreement for Registrant's 2000 Stock Plan.*	10-Q	001-04423	10(u)(u)	June 6, 2008
10(v)(v)	Third Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-K	001-04423	10(v)(v)	December 18, 2008

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
10(w)(w)	Form of Stock Notification and Award Agreement for awards of restricted stock units.*	10-K	001-04423	10(w)(w)	December 18, 2008
10(x)(x)	Form of Stock Notification and Award Agreement for awards of performance-based restricted units.*	10-K	001-04423	10(x)(x)	December 18, 2008
10(y)(y)	Form of Stock Notification and Award Agreement for awards of non-qualified stock options.*	10-K	001-04423	10(y)(y)	December 18, 2008
10(z)(z)	Form of Stock Notification and Award Agreement for awards of restricted stock.*	10-K	001-04423	10(z)(z)	December 18, 2008
10(a)(a)(a)	Form of Restricted Stock Unit Agreement for Registrant's 2004 Stock Incentive Plan.*	10-Q	001-04423	10(a)(a)(a)	March 10, 2009
10(b)(b)(b)	First Amendment to the Hewlett-Packard Company Excess Benefit Retirement Plan.*	10-Q	001-04423	10(b)(b)(b)	March 10, 2009
10(c)(c)(c)	Fourth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*	10-Q	001-04423	10(c)(c)(c)	June 5, 2009
10(d)(d)(d)	Fifth Amendment to the Registrant's 2005 Executive Deferred Compensation Plan, as amended and restated effective October 1, 2006.*‡
11	None.
12	Statement of Computation of Ratio of Earnings to Fixed Charges.‡
15	None.
18-19	None.
22-24	None.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.‡
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document.§

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	File No.	Exhibit(s)	Filing Date
101.SCH	XBRL Taxonomy Extension Schema Document.§
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.§
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.§
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.§

*
Indicates management contract or compensatory plan, contract or arrangement.

‡
Filed herewith.

†
Furnished herewith.

§
To be filed by amendment.

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