Form 10-Q/A
period 2009-07-31
HEWLETT PACKARD CO
filed 2009-09-08
CIK 47217

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

 Explanatory Note

        This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Hewlett-Packard Company for the quarter ended July 31, 2009 filed on September 4, 2009 (the "Form 10-Q") for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

        No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits.

        The Exhibit Index beginning on page 3 of this report sets forth a list of exhibits.

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

‡
Previously filed.

†
Previously furnished.

§
Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

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

QuickLinks

Explanatory Note
PART II. OTHER INFORMATION
  Item 6. Exhibits.
SIGNATURE
HEWLETT-PACKARD COMPANY AND SUBSIDIARIES EXHIBIT INDEX